Form 10-Q
period 1996-06-30
MID PENN BANCORP INC
filed 1996-08-08
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996


                 Commission file number 0-20141

                       Mid Penn Bancorp, Inc.
      (Exact name of registrant as specified in its charter)

Pennsylvania                                 25-1666413
(State or other jurisdiction of         (IRS Employer ID No)
Incorporation or Organization)

349 Union Street, Millersburg, PA                17061
(Address of principal executive offices)       (Zip Code)

                        (717) 692-2133
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   [ X ] Yes      [  ] No



Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

1,183,105 shares of Common Stock, $1.00 par value per share, were outstanding as of July 18, 1996.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        June 30,   Dec. 31,
                                          1996       1995
                                        --------   --------
ASSETS:
   Cash and due from banks                 3,543      3,389
   Interest bearing balances              29,642     30,059
   Available-for-sale securities          27,417     25,184
   Federal funds sold                          0          0
   Loans                                 139,177    133,665
     Less:
        Unearned discount                  1,825      1,729
        Allowance for loan losses          2,150      2,347
                                         -------    -------
              Net loans                  135,202    129,589
                                         -------    -------
   Bank premises and equip't, net          3,543      3,451
   Other real estate                         215        507
   Accrued interest receivable             1,407      1,386
   Other assets                            1,268      1,146
                                         -------    -------
              Total Assets               202,237    194,711
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 13,023     11,766
   NOW                                    25,287     25,223
   Money Market                           11,309     10,298
   Savings                                17,674     17,412
   Time                                  104,284     97,569
                                         -------    -------
              Total deposits             171,577    162,268
                                         -------    -------
   Short-term borrowings                   3,799      4,314
   Accrued interest payable                1,412      1,052
   Other liabilities                         937      1,054
   Long-term debt                          1,271      3,329
                                         -------    -------
              Total Liabilities          178,996    172,017
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    1,202,161 shares at June 30, 1996 and
    December 31, 1995                      1,202      1,202
   Surplus                                 9,889      9,889
   Undivided profits                      12,693     11,788
   Unrealized holding gain on securities,
    net of estimated tax effect              -10        348
     Less:  Treasury Stock at cost
              (19,056 shares)                533        533
                                         -------    -------
              Total Stockholders Equity   23,241     22,694
                                         -------     ------
              Total Liabilities & Equity 202,237    194,711
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Six Months
                              Ended June 30,  Ended June 30,
                               1996   1995     1996   1995
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,031  2,835    6,072  5,634
  Int.-bearing balances          490    403    1,009    762
  Treas. & Agency securities     223    167      417    340
  Municipal securities           176    210      357    437
  Other securities                17      8       29     16
  Fed funds sold and repos         3     14        3     28
                               -----  -----    -----  -----
       Total Int. Income       3,940  3,637    7,887  7,217
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     1,776  1,553    3,540  3,006
  Short-term borrowings           41     43      129     64
  Long-term borrowings            23     25       60     75
                               -----  -----    -----  -----
       Total Int. Expense      1,840  1,621    3,729  3,145
                               -----  -----    -----  -----
       Net Int. Income         2,100  2,016    4,158  4,072
PROVISION FOR LOAN LOSSES          0      0        0      0
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,100  2,016    4,158  4,072
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust Dept                      29     24       38     30
  Service Chgs. on Deposits       64     59      124    112
  Investment sec. gains, net      12    -13       12     13
  Other                           77     87      188    211
                               -----  -----    -----  -----
  Total Non-Interest Income      182    157      362    366
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          627    609    1,243  1,186
  Occupancy, net                  67     27      151    122
  Equipment                       91     84      180    167
  PA Bank Shares tax              57     53      114    110
  Other                          378    435      729    799
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,220  1,208    2,417  2,384
                               -----  -----    -----  -----
  Income before income taxes   1,062    965    2,103  2,054
INCOME TAX EXPENSE               309    257      605    557
                               -----  -----    -----  -----

       NET INCOME                753    708    1,498  1,497
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.64   0.60     1.27   1.27
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       1,183,105       1,183,105
                                  1,183,105       1,183,105


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                   For the six months ended:
                                        June 30,  June 30,
                                          1996      1995
                                        --------  --------
Operating Activities:
  Net Income                               1,498     1,497
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                    0         0
  Depreciation                               168       149
  Change in interest receivable              -21       -24
  Change in other assets                    -122       -34
  Change in interest payable                 360       548
  Change in other liabilities                 67      -447
  Other, net                                  12        28
                                         -------   -------
            Net cash provided by
            operating activities:          1,962     1,717
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances       417    -2,779
  Proceeds from sale of securities         2,570     1,282
  Proceeds from the maturity of secs.      1,831     3,665
  Purchase of investment securities       -7,182    -1,938
  Net decrease in loans                   -5,613    -4,117
  Purchase of loans                            0         0
  Net purchases of fixed assets             -260      -707
  Proceeds from sale of other real estate    299       181
  Capitalized additions - ORE                 -5       -83
                                         -------   -------
            Net cash provided by
            investing activities          -7,943    -4,496
                                         -------   -------
Financing Activities:
  Net increase in demand and savings       2,594    -4,700
  Net increase in time deposits            6,715     8,217
  Net increase in sh-term borrowings        -515     1,763
  Net increase in long-term borrowings    -2,058    -2,054
  Cash dividend declared                    -601      -564
                                         -------   -------
            Net cash provided by
            financing activities           6,135     2,662
                                         -------   -------
  Net increase in cash & equivalents         154      -117
  Cash & cash equivalents, beg of period   3,389     4,764
                                         -------   -------
  Cash & cash equivalents, end of period   3,543     4,647
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                           316       148
  Transfers to other real estate               0        18


                   Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements

1. The consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information included herein reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. It is suggested that these interim financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's most recent Form 10-K.

2. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year. In the Company's opinion, all adjustments necessary in order to make the interim financial statements not misleading have been included.

3. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the full year.

4. Management considers the Allowance for Loan Losses to be adequate at this time.

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the six months ended June 30, 1996 compared to year end 1995 and the Results of Operations for the second quarter and first half of 1996 compared to the same periods in 1995.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 1996, amounted to $202,237,000, an increase of $7,526,000 or 3.9% over the total assets as of December 31, 1995.

During 1995, interest rates on short and intermediate term
U.S. Treasury Notes and other similar government issues, on average, decreased over 40%. At the end of 1995, there was considerable discussion about the Federal Reserve further lowering interest rates in 1996, and the discount rate was lowered on January 31, 1996, from 5.25% to 5.00%.

In anticipation of the possibility that short term interest rates would continue to fall in 1996, during January $3,275,000 in interest bearing balances from other institutions was purchased. Although the focus in the beginning of 1996 was that interest rates would decline further, the actual results were opposite. At the end of June, the interest rate on the one-year U.S. Treasury Note was up 12.6% from December 31, 1995, while the two-year note was up 18.3%, and the five year note was up 20.1%. The Bank added $2,900,000 in U.S. Treasury and Agency investments to its portfolio during the first half of 1996 as these securities offered more attractive yields than interest bearing balances of similar terms. As a net result, interest-bearing balances from other institutions decreased $417,000 from December 31, 1995 to June 30, 1996. Interest bearing balances with other financial institutions are fully insured by the FDIC and provide liquidity while offering a competitive return.


Although there was considerable discussion with potential borrowers during the first quarter, loan demand continues to be sporadic. The Bank increased net loans by $5,600,000 or 4.3% during the first six months of 1996. The banking industry continues to aggressively pursue borrowers by offering very competitive interest rates for extended periods of time.

Foreclosed assets held for sale decreased $292,000 to $215,000 during the first half of 1996. The sale of a $200,000 commercial property greatly contributed to the decrease. As of June 30, 1996, the balance of foreclosed assets held for sale consists of undeveloped land.

Total deposits increased by $9,309,000, or 5.7% from $162,268,000 at December 31, 1995, to $171,577,000 at June
30, 1996. Time deposits, which increased $6,715,000 to $104,284,000 at June 30, 1996, from $97,569,000 at December
31, 1995, accounted for the majority of the increase.

Long term debt decreased substantially from $3,329,000 at December 31, 1995 to $1,271,000 at June 30, 1996. The
decrease resulted from the February maturity and subsequent repayment of a $2,000,000 borrowing from the Federal Home
Loan Bank of Pittsburgh. The note was originally replaced by a 30-day short term note that has since been repaid with cash from operations and funds generated by increased deposits.

RESULTS OF OPERATION

Net income for the second quarter was $753,000, a $45,000 or 6.4% increase from the $708,000 earned in the same quarter of 1995, while net income for the first six months was $1,498,000 compared to the $1,497,000 earned in the like period of 1995. Net income per share for the six months ended June 30, 1996, remained constant with that for the six months ended June 30, 1995, at $1.27 per share. Net income on an annualized basis at June 30, 1996, as a percent of total average assets, also known as return on assets (ROA) was 1.5% as compared to 1.7% for the same period in 1995. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.0% on an annualized basis for the first half of 1996 as compared to 14.0% for the same period in 1995.

Net interest income as of June 30, 1996, was $2,100,000 as compared to $2,016,000 for the second quarter of 1995. The national prime rate, the rate used by the Bank as its index to price most of its short-term variable rate commercial loans, decreased from 9.00% at the end of March 1995 to 8.25%, the prime rate at June 30, 1996. As a result, the annualized rate of interest income on average earning assets decreased to 8.6% at June 30, 1996, from 8.7% at June 30, 1995. With most of the growth in deposits being in the more costly time deposits, the annualized rate of interest expense on average costing liabilities increased from 4.4% at the end of June 1995 to 4.6% at June 30, 1996. The growth in net interest income between the second quarter of 1996 and the second quarter of 1995 was the result of volume as opposed to yield. The net interest margin on average earning assets was 4.6% at June 30, 1996, as compared to 5.0% at June 30, 1995.

The Bank made no provision for loan losses during the first half of 1996 or the same period in 1995. On a quarterly basis, senior management reviews potentially unsound loans. Taking into consideration judgments regarding risk or error, economic conditions, trends and other factors, management determined that no provision for loan losses was necessary during the first two quarters of 1996.

Non-interest income remained fairly constant at $362,000 for the first half of 1996 as compared to $366,000 for the same period of 1995. A significant contribution to non-interest income is NSF fee income. NSF fee income contributed in excess of $94,000 during the first six months of 1996.

Non-interest expense increased by $33,000 from $2,384,000 at June 30, 1995, to $2,417,000 at June 30, 1996. A major factor contributing to the increase was an increase in salaries and employee benefits expense. Due largely to the opening of the Carlisle Pike Office in late September of 1995, the number of full-time equivalent employees increased to 84 at June 30, 1996, as compared to 77 at June 30, 1995. Other non-interest expense decreased from $799,000 at June 30, 1995, to $729,000 at June 30, 1996. The significant factor resulting in the decrease was the FDIC insurance premium. Being a well-capitalized institution, the Bank was assigned an assessment rating of 1A for the period January 1, 1996, through June 30, 1996, resulting in the Bank being assessed the minimum assessment of $1000 for the period. During the same period of 1995, FDIC expense amounted to $166,000.

LIQUIDITY

The Bank's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity include maturing investment securities, overnight borrowings of federal funds (and Flex Line), payments received on loans, and increases in deposit liabilities.

Funds generated from operations contributed a major source of funds for the first six months of 1996. Another major source of funds came from the net increase in time deposits, which contributed $6,715,000 during the half, while net demand and savings balances increased by $2,594,000. The majority of these deposit increases took place at our newest branch office which was opened in September of 1995. Deposits at this Mechanicsburg (Carlisle Pike) Office increased by $3,249,000 during the first half of 1996.

The major uses of funds during the six months included a net increase in investment securities of $2,781,000. Even in an environment of strong competition among banks for commercial loans, the Bank achieved a net increase of $5,613,000 in net loans during the first six months of 1996. Also during the first half, a $2,000,000 borrowing from the Federal Home Loan Bank of Pittsburgh matured and was subsequently repaid with generated funds.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

The total of non-accrual loans decreased by $109,000 or 6.2% from December 31, 1995. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 1996.

The balance of loans past due 90 days or more increased by $4,000 to $199,000 from December 31, 1995, to June 30, 1996.
This represents a 2.1% increase.

The Allowance for Loan Losses at June 30, 1996, was
$2,150,000 or 1.57% of loans, net of unearned interest, as compared to $2,347,000 or 1.78% of loans, net of unearned interest, at December 31, 1995.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        June 30,  June 30,
                                          1996      1995
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                     1,644     1,753
     Past due 90 days or more                199       195
     Restructured loans                      877         0
                                         -------   -------
     Total non-performing loans            2,720     1,948
     Other real estate                       215       507
                                         -------   -------
              Total                        2,935     2,455
                                         =======   =======
     Percentage of total loans outstanding  2.11      1.84
     Percentage of total assets             1.45      1.26


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,347     2,511

     Loans charged off:

     Commercial real estate, construction
      and land development                     0        86
     Commercial, industrial and agricultural 167        54
     Real estate - residential mortgage        0         0
     Consumer                                149       226
                                         -------   -------
              Total loans charged off        316       366
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                    10        33
     Commercial, industrial and agricultural  70       110
     Real estate - residential mortgage        3         4
     Consumer                                 36        55
                                         -------   -------
              Total recoveries               119       202
                                         -------   -------

       Net charge-offs (recoveries)          197       164
                                         -------   -------
       Current period provision for
                  loan losses                  0         0
                                         -------   -------
       Balance end of period               2,150     2,347
                                         =======    ======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- - - At the Annual Meeting of Shareholders held on April 23, 1996, a vote was held for the election of Class A directors:
Warren A. Miller, Charles R. Phillips, Edwin D. Schlegel and Eugene F. Shaffer to serve for a three year term, and to ratify the selection of Parente, Randolph, Orlando, Carey and Associates as external auditors for the corporation for the year ending December 31, 1996. Warren A. Miller received 962,058.2059 votes for and 30,636.5506 votes withheld. Charles R. Phillips received 961,475.0116 votes for and 31,219.7449 votes withheld. Edwin D. Schlegel received 962,563.1154 votes for and 30,131.6411 votes withheld. And Eugene F. Shaffer received 962,854.7565 votes for and 29,840 votes withheld. The selection of external auditors received 957,379.1608 votes for, 1,831.4095 votes against, and 33,484.1862 votes abstaining.

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
 b.  Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Gerald D. Schoffstall
By:Eugene F. Shaffer               By:Gerald D. Schoffstall
Chairman, Pres. & CEO              Treasurer
Date:  August 2, 1996              Date:  August 2, 1996