Form 10-Q
period 1996-09-30
MID PENN BANCORP INC
filed 1996-11-04
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996


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

1,183,105 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 1996.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        Sept. 30,   Dec. 31,
                                          1996       1995
                                        --------   --------
ASSETS:
   Cash and due from banks                 5,245      3,389
   Interest bearing balances              27,467     30,059
   Available-for-sale securities          28,112     25,184
   Federal funds sold                          0          0
   Loans                                 141,979    133,665
     Less:
        Unearned discount                  1,878      1,729
        Allowance for loan losses          2,200      2,347
                                         -------    -------
              Net loans                  137,901    129,589
                                         -------    -------
   Bank premises and equip't, net          3,491      3,451
   Other real estate                         219        507
   Accrued interest receivable             1,363      1,386
   Other assets                            1,222      1,146
                                         -------    -------
              Total Assets               205,020    194,711
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 14,289     11,766
   NOW                                    24,594     25,223
   Money Market                           10,421     10,298
   Savings                                16,766     17,412
   Time                                  106,099     97,569
                                         -------    -------
              Total deposits             172,169    162,268
                                         -------    -------
   Short-term borrowings                   1,631      4,314
   Accrued interest payable                1,731      1,052
   Other liabilities                       1,116      1,054
   Long-term debt                          4,741      3,329
                                         -------    -------
              Total Liabilities          181,388    172,017
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    1,202,161 shares at Sept. 30, 1996 and
    December 31, 1995                      1,202      1,202
   Surplus                                 9,889      9,889
   Undivided profits                      12,997     11,788
   Unrealized holding gain on securities,
    net of estimated tax effect               77        348
     Less:  Treasury Stock at cost
              (19,056 shares)                533        533
                                         -------    -------
              Total Stockholders Equity   23,632     22,694
                                         -------     ------
              Total Liabilities & Equity 205,020    194,711
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Nine Months
                              Ended Sept 30,  Ended Sept 30,
                               1996   1995     1996   1995
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,257  2,994    9,329  8,628
  Int.-bearing balances          474    450    1,483  1,212
  Treas. & Agency securities     230    165      647    505
  Municipal securities           184    201      541    638
  Other securities                11     11       40     27
  Fed funds sold and repos         0     10        3     38
                               -----  -----    -----  -----
       Total Int. Income       4,156  3,831   12,043 11,048
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     1,810  1,650    5,350  4,656
  Short-term borrowings           37     60      166    124
  Long-term borrowings            49     25      109    100
                               -----  -----    -----  -----
       Total Int. Expense      1,896  1,735    5,625  4,880
                               -----  -----    -----  -----
       Net Int. Income         2,260  2,096    6,418  6,168
PROVISION FOR LOAN LOSSES          0      0        0      0
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,260  2,096    6,418  6,168
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust Dept                       6      6       44     36
  Service Chgs. on Deposits       61     73      185    185
  Investment sec. gains, net       0     -1       12     12
  Other                           85     83      273    294
                               -----  -----    -----  -----
  Total Non-Interest Income      152    161      514    527
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          635    612    1,878  1,798
  Occupancy, net                  73     95      224    217
  Equipment                       90     86      270    253
  PA Bank Shares tax              58     53      172    163
  Other                          301    301    1,030  1,100
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,157  1,147    3,574  3,531
                               -----  -----    -----  -----
  Income before income taxes   1,255  1,110    3,358  3,164
INCOME TAX EXPENSE               360    314      965    871
                               -----  -----    -----  -----

       NET INCOME                895    796    2,393  2,293
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.76   0.67     2.02   1.94
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       1,183,105       1,183,105
                                  1,183,105       1,183,105


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                  For the nine months ended:
                                        Sept 30,  Sept 30,
                                          1996      1995
                                        --------  --------
Operating Activities:
  Net Income                               2,393     2,293
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                    0         0
  Depreciation                               253       224
  Change in interest receivable               23       -66
  Change in other assets                     -76        34
  Change in interest payable                 679       917
  Change in other liabilities                 62      -123
  Other, net                                   0       -38
                                         -------   -------
            Net cash provided by
            operating activities:          3,334     3,241
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances     2,592    -4,358
  Proceeds from sale of securities         3,336     2,455
  Proceeds from the maturity of secs.      3,041     4,413
  Purchase of investment securities       -9,648    -4,673
  Net decrease in loans                   -8,312   -13,309
  Purchase of loans                            0         0
  Net purchases of fixed assets             -293    -1,179
  Proceeds from sale of other real estate    372       196
  Capitalized additions - ORE                -13      -152
                                         -------   -------
            Net cash provided by
            investing activities          -8,925   -16,607
                                         -------   -------
Financing Activities:
  Net increase in demand and savings       1,371    -4,316
  Net increase in time deposits            8,530    11,838
  Net increase in sh-term borrowings      -2,683     7,745
  Net increase in long-term borrowings     1,412    -2,082
  Cash dividend declared                  -1,183    -1,146
                                         -------   -------
            Net cash provided by
            financing activities           7,447    12,039
                                         -------   -------
  Net increase in cash & equivalents       1,856    -1,327
  Cash & cash equivalents, beg of period   3,389     4,764
                                         -------   -------
  Cash & cash equivalents, end of period   5,245     3,437
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                           348       282
  Transfers to other real estate              14       338


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the nine months ended Sept 30, 1996 compared to year end
1995 and the Results of Operations for the third quarter compared to the same period in 1995.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of September 30, 1996, amounted to $205,020,000,an increase of $10,309,000 or 5.3% over the total assets as of December 31, 1995.

During 1995, interest rates on short and intermediate term
U.S. Treasury Notes and other similar government issues, on average, decreased over 40%. At the end of 1995, there was considerable discussion about the Federal Reserve further lowering interest rates in 1996, and the discount rate was lowered on January 31, 1996, from 5.25% to 5.00%.

In anticipation of the possibility that short term interest rates would continue to fall in 1996, during January $3,275,000 in interest bearing balances from other institutions was purchased. Although the focus in the beginning of 1996 was that interest rates would decline further, the actual results were opposite. At the end of June, the interest rate on the one-year U.S. Treasury Note was up 12.6% from December 31, 1995, while the two-year note was up 18.3%, and the five year note was up 20.1%. The Bank added $2,928,000 in U.S. Treasury and Agency investments to its portfolio during the first nine months of 1996 as these securities offered more attractive yields than interest bearing balances of similar terms. As a net result, interest-bearing balances from other institutions decreased $2,592,000 from December 31, 1995 to September 30, 1996.
Interest bearing balances with other financial institutions are fully insured by the FDIC and provide liquidity while offering a competitive return.

Although loan demand was sporatic during the beginning of 1996 as the banking industry continues to aggressively pursue borrowers by offering very competitive long-term, fixed interest rates, commercial loan demand increased during the second and third quarters. The Bank increased net loans by $8,312,000 or 6.4% during the first nine months of 1996, comprised primarily of commercial real estate loans.

Foreclosed assets held for sale decreased $292,000 to $219,000 during the first nine months of 1996. The sale of a $200,000 commercial property greatly contributed to the decrease. As of September 30, 1996, the balance of foreclosed assets held for sale consists of undeveloped land.

Total deposits increased by $9,901,000, or 6.1% from $162,268,000 at December 31, 1995, to $172,169,000 at
September 30, 1996.  Time deposits, which increased
$8,530,000 to $106,099,000 at September 30, 1996, from
$97,569,000 at December 31, 1995, accounted for the majority of the increase.

Long term debt increased from $3,329,000 at December 31, 1995 to $4,741,000 at September 30, 1996. In February a $2,000,000 borrowing from the Federal Home Loan Bank of Pittsburgh matured and was subsequently repaid. The note was originally replaced by a 30-day short term note that was then repaid with cash from operations and funds generated by increased deposits. In the third quarter, the Bank borrowed $2,000,000 due August 4, 1997, and $1,500,000 due September 4, 2001, both bullet loan borrowings from the FHLB. These fixed-rate borrowings were initiated in order to insure an adequate spread on several recent loans written by the Bank.

RESULTS OF OPERATION

Net income for the third quarter was $895,000, a $99,000 or 12.4% increase from the $796,000 earned in the same quarter of 1995, while net income for the first nine months was $2,393,000 compared to the $2,293,000 earned in the like period of 1995. Net income per share for the nine months ended September 30, 1996, increased to $2.02 from $1.94 earned in the same period of 1995. Net income on an annualized basis at September 30, 1996, as a percent of total average assets, also known as return on assets (ROA) was 1.6% as compared to 1.7% for the same period in 1995. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.9% on an annualized basis for the first nine months of 1996 as compared to 14.0% for the same period in 1995.

Net interest income as of September 30, 1996, was $6,418,000 as compared to $6,168,000 for the first nine months of 1995. The national prime rate, the rate used by the Bank as its index to price most of its short-term variable rate commercial loans, decreased from 8.75% at the end of September 1995 to 8.25%, at September 30, 1996. As a result, the annualized rate of interest income on average earning assets decreased to 8.6% at September 30, 1996, from 8.9% at September 30, 1995. With most of the growth in deposits being in the more costly time deposits, the annualized rate of interest expense on average costing liabilities increased from 4.5% at September 1995 to 4.6% at September 30, 1996. The growth in net interest income between the third quarter of 1996 and the third quarter of 1995 was the result of volume as opposed to yield. The net interest margin on average earning assets was 4.6% at September 30, 1996, as compared to 5.1% at September 30, 1995.

The Bank made no provision for loan losses during the first nine months of 1996 or the same period in 1995. On a quarterly basis, senior management reviews potentially unsound loans. Taking into consideration judgments regarding risk or error, economic conditions, trends and other factors, management determined that no provision for loan losses was necessary during the first three quarters of 1996.

Non-interest income remained fairly constant at $514,000 for the first nine months of 1996 as compared to $527,000 for the same period of 1995. A significant contribution to non-interest income is NSF fee income. NSF fee income contributed in excess of $140,000 during the first nine months of 1996.

Non-interest expense increased by $43,000 from $3,531,000 at September 30, 1995, to $3,574,000 at September 30, 1996. A
major factor contributing to the increase was an increase in salaries and employee benefits expense. Other non-interest expense decreased from $1,100,000 at September 30, 1995, to $1,030,000 at September 30, 1996. The significant factor resulting in the decrease was the FDIC insurance premium. Being a well-capitalized institution, the Bank was assessed the minimum assessment of $500 per quarter or $1,500 for the first nine months of 1996. During the same period of 1995, FDIC expense amounted to $167,000.

As part of the fiscal year 1997 Omnibus Appropriations Bill signed into law by the President on September 30, 1996, beginning on January 1, 1997, the banking industry will be required to help pay the annual $780 million Financing Corporation (FICO) bond obligation. It is currently estimated that for three years, until January 1, 2000, banks will be required to pay 1.29 cents per $100 in deposits as FICO assessment. After January 1, 2000, the FICO assessment on bank deposits is anticipated to be 2.4 cents per $100 in deposits. Based on the Bank's current FDIC assessment base of $170,000,000, at 1.29 cents per $100 in deposits, the projected annual FICO assessment for 1997 would be approximately $21,930. The current annual statutory minimum assessment of $2,000 has been repealed. So long as the Bank Insurance Fund (BIF) remains fully capitalized, healthy banks will pay no premium for the BIF fund. They will only pay the FICO assessment.

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

Funds generated from operations contributed a major source of funds for the first nine months of 1996. Another major source of funds came from the net increase in time deposits, which contributed $8,530,000 during the period, while net demand and savings balances increased by $1,371,000. The majority of these deposit increases took place at our newest branch office which was opened in September of 1995. Deposits at this Mechanicsburg (Carlisle Pike) Office increased by $3,116,000 during the first nine months of 1996. A net increase in long-term borrowings contributed $1,412,000 in funds. In the third quarter, the Bank had a $2,000,000 bullet loan borrowing from the Federal Home Loan Bank of Pittsburgh due August 4, 1997, and $1,500,000 bullet loan due September 4, 2001. Additionally, $2,592,000 in net interest-bearing balances was allowed to run off in order to fund loan demand.

The major uses of funds during the nine months included a net increase in investment securities of approximately
$3,000,000. Even in an environment of strong competition among banks for commercial loans, the Bank achieved a net increase of $8,312,000 in net loans during the first nine months of 1996. Also during the first nine months, a $2,000,000 borrowing from the Federal Home Loan
Bank of Pittsburgh matured and was subsequently repaid with generated funds.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

The total of non-accrual loans decreased by $201,000 or 11.5% from December 31, 1995. During the quarter, a payment of $754,000 was received on a non-accrual loan; however, a commercial loan relationship of $695,000 was then added on non-accrual status. Most non-performing assets are supported by collateral value that appears to be adequate at September 30, 1996.

Total non-performing assets decreased to $2,173,000
representing 1.06% of total assets at September 30, 1996 from $2,455,000 or 1.26% of total assets at December 31, 1995.

Credit card delinquencies remain a concern of bankers.
While net credit card charge-offs decreased to approximately $100,000 during the first nine months of 1996 from approximately $117,000 during the same period of 1995, credit card delinquencies are reaching new heights industry-wide. This fact coupled with the rising rate of consumer bankruptcy has prompted the Bank to pursue a screening program of its credit card portfolio. It is hoped that this program will help to identify potentially troubled borrowers at an earlier level so as to improve the efficacy of collection efforts in this area.

The Allowance for Loan Losses at September 30, 1996, was
$2,200,000 or 1.57% of loans, net of unearned interest, as compared to $2,347,000 or 1.78% of loans, net of unearned interest, at December 31, 1995.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        Sept. 30,  Dec. 31,
                                          1996      1995
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                     1,552     1,753
     Past due 90 days or more                279       195
     Restructured loans                      123        0
                                         -------   -------
     Total non-performing loans            1,954     1,948
     Other real estate                       219       507
                                         -------   -------
              Total                        2,173     2,455
                                         =======   =======
     Percentage of total loans outstanding  1.53      1.84
     Percentage of total assets             1.06      1.26


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,347     2,511

     Loans charged off:

     Commercial real estate, construction
      and land development                     0        86
     Commercial, industrial and agricultural 168        54
     Real estate - residential mortgage        0         0
     Consumer                                180       226
                                         -------   -------
              Total loans charged off        348       366
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                    35        33
     Commercial, industrial and agricultural  84       110
     Real estate - residential mortgage       35         4
     Consumer                                 47        55
                                         -------   -------
              Total recoveries               201       202
                                         -------   -------

       Net charge-offs (recoveries)          147       164
                                         -------   -------
       Current period provision for
                  loan losses                  0         0
                                         -------   -------
       Balance end of period               2,200     2,347
                                         =======    ======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- Nothing to report

Item 5. Other Information - At the end of the second quarter, Mid Penn Bancorp, Inc. contracted the services of Invest Financial Corporation, a third-party provider of investment services headquartered in Tampa, Florida.
Invest provides financial planning and investment services, particularly mutual fund and annuity-type investments, by referral to interested bank customers.

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
 b.  Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Gerald D. Schoffstall
By:Eugene F. Shaffer               By:Gerald D. Schoffstall
Chairman, Pres. & CEO              Treasurer
Date:  October 21, 1996            Date:  October 21, 1996