Form 10-K405
period 1996-12-31
MID PENN BANCORP INC
filed 1997-03-31
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[     X     ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       or

[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to _________________

                  Commission file number         0-20141
                                        ----------------------

                             MID PENN BANCORP, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

         Pennsylvania                               25-1666413
         ------------                               ----------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

            349 Union Street
        Millersburg, Pennsylvania                          17601
        -------------------------                          -----
(Address of Principal Executive Offices)                (Zip Code)

                                 (717) 692-2133
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 Par Value
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X        No
                                                               -----


                    PAGE 1 OF 92 SEQUENTIALLY NUMBERED PAGES
                 EXHIBIT INDEX IS LOCATED ON SEQUENTIAL PAGE 20

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $34,632,019 at March 6, 1997 (a date within 60 days of the date hereof). As of March 6, 1997, the Registrant had 1,241,973 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Excerpts from the Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                                      MID PENN BANCORP, INC.
                                             FORM 10-K
                                               INDEX
                                                                     PAGE #
                                                                     ------
PART I
         Item 1 -  Business.......................................      1

         Item 2 -  Properties.....................................     10

         Item 3 -  Legal Proceedings..............................     11

         Item 4 -  Submission of Matters to a
                   Vote of Security Holders.......................     11
PART II
         Item 5 -  Market for Registrant's Common Equity and
                   Related Shareholder Matters....................     11

         Item 6 -  Selected Financial Data........................     11

         Item 7 -  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operation......................................     12

         Item 8 -  Financial Statements and Supplementary Data         12

         Item 9 -  Changes In and Disagreements With Accountants
                   on Accounting and Financial Disclosure.........     12
PART III
         Item 10 - Directors and Executive Officers of
                   the Registrant.................................     12

         Item 11 - Executive Compensation.........................     12

         Item 12 - Security Ownership of Certain Beneficial
                   Owners and Management..........................     13

         Item 13 - Certain Relationships and
                   Related Transactions...........................     13
PART IV
         Item 14 - Exhibits, Financial Statements, Schedules
                   and Reports on Form 8-K........................     13

         Signatures...............................................     15

                                     PART I

ITEM 1.           BUSINESS.

         General. Mid Penn Bancorp, Inc. (the "Registrant"), was incorporated in the Commonwealth of Pennsylvania in August, 1991, for the sole purpose of forming a one-bank holding company. On December 31, 1991, the Registrant acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank (the "Bank"), and the Bank became a wholly owned subsidiary of the Registrant. The Bank is the Registrant's only, direct or indirect, subsidiary.

         Millersburg Bank, the predecessor to the Bank, was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer's State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name "Mid Penn Bank." In 1985, the Bank acquired Tower City National Bank. The Bank is supervised by the Pennsylvania Department of Banking (the "Department") and the Federal Deposit Insurance Corporation (the "FDIC"). The Registrant's and the Bank's legal headquarters is located at 349 Union Street, Millersburg, Pennsylvania 17061.

         At December 31, 1996, the Registrant's consolidated assets, deposits and shareholders' equity were approximately $210,172, $174,671 and $24,650, respectively. The Registrant's primary business consists of attracting deposits from its network of community banking offices operated by the Bank. The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, personal loans, mortgage and home equity loans, secured and unsecured commercial loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. Deposits of the Bank are insured by the Bank Insurance Fund (the "BIF") of the FDIC to the maximum extent provided by law.

         The Registrant operates in a heavily regulated environment. Changes in laws and regulations affecting the Registrant and it's subsidiary, the Bank, may have an impact on operations. See "Supervision and Regulation--The Registrant" and "Supervision and Regulation--The Bank."

         Employees. At December 31, 1996, the Registrant had 68 full-time and 24 part-time employees. None of these employees is represented by a collective bargaining agent, and the Registrant believes it enjoys good relations with its personnel.

         The Registrant experiences substantial competition in attracting and retaining deposits and in lending funds. Primary factors in competing for deposits are the ability to offer attractive rates and the convenience of office locations. Direct competition for deposits comes primarily from other commercial banks and thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.

         For additional information with respect to the Registrant's business activities, see Part II, Item 7 hereof.

         Environmental Laws. Neither the Registrant nor the Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrower from entering into a loan transaction with the Bank. The Registrant is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

         In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compelled the borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

         As discussed above, there are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the Bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the Bank. Currently, neither the Registrant nor the Bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is the Registrant or the Bank aware of any circumstances that may give rise to liability under any such statute.

         Supervision and Regulation - The Registrant. The Registrant is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Board"). The Holding Company Act requires the Registrant to secure the prior approval of the Board before it owns or controls, directly or indirectly, more than 5 percent of the voting shares or substantially all of the assets of any institution, including another bank. The Holding Company Act prohibits acquisition by the Registrant of more than 5 percent of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

         A bank holding company, such as the Registrant, is prohibited from engaging in or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in non-banking activities unless the Board, by order or regulation, has found that such activities are so closely related to banking, managing or controlling banks as to be a proper incident thereto. In making this determination, the Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. The Registrant does not at this time engage in any other permissible activities, nor does the Registrant, presently, have plans to engage in any other permissible activities.

         Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25 percent or more of any class of voting securities.

         The Bank, as a subsidiary bank of a bank holding company, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Registrant or to any of its subsidiaries, on investments in the stock or other securities of the Registrant and on taking of such stock or securities as collateral for loans to any borrower.

         The Board, the FDIC and other federal regulators have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 percent (of which at least 4 percent must be in the form of common stockholders' equity). The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. The Registrant and the Bank have capital ratios exceeding regulatory requirements. For information concerning the Registrant's ratios, please see page 35 of the Registrant's 1996 Annual Report to Shareholders, which page is included at Exhibit 13 hereto and incorporated herein by reference. A detailed discussion of the Bank's regulatory capital requirements is set forth below in "Supervision and Regulation--The Bank."

         Under the Pennsylvania Banking Code of 1965, as amended, (the "Code"), the Registrant is permitted to control an unlimited number of banks. However, as discussed above, the Registrant would be required, under the Holding Company Act, to obtain the prior approval of the Board. The Holding Company Act has been amended by The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Riegle-Neal Act") to authorize bank holding companies, subject to certain limitations and restrictions, to acquire banks located in any state. The Riegle-Neal Act permitted interstate banking after September 29, 1995. Bank holding companies can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10 percent of the deposits in the United States, or 30 percent of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after September 29, 1998, if the bank is adequately capitalized and demonstrates good management. The Riegle-Neal Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator.

         In 1995, the Pennsylvania legislature amended the Code to harmonize Pennsylvania law with the Riegle-Neal Act to enable Pennsylvania institutions to participate fully in interstate banking and to remove obstacles to the selection, by banks from other states engaged in interstate banking, of Pennsylvania as a head office location. Some of the more salient features of the amendment are described below.

         A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States, with the prior approval of the Department, may control one or more banks, bank and trust companies, national banks or interstate banks located in Pennsylvania. A Pennsylvania-chartered institution may maintain branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Department. A banking institution existing under the laws of another jurisdiction may establish a branch in Pennsylvania, if the laws of the jurisdiction in which such institution is located permit establishment and maintenance of a branch by a Pennsylvania-chartered institution or a national bank (located in Pennsylvania) in such jurisdiction on substantially the same terms and conditions.

         From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. The Registrant can not predict the likelihood of any major changes or the impact such changes might have on the Registrant and/or the Bank. Various congressional bills and other proposals have proposed a sweeping overhaul of the banking system, including provisions for: limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing the restrictions on bank underwriting activities; and tightening the regulation of bank derivatives activities; and allowing commercial enterprises to own banks. Set forth below are some of the proposals advanced by the federal banking agencies. Congress is considering legislative reform centered on repealing the Glass-Steagall Act, which prohibits commercial banks from engaging in the securities industry.

         The Registrant's earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Board have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Board's power to implement national monetary policy, to, among other things, curb inflation or combat recession. The Board has a major impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

         Federal Taxation. The Registrant and the Bank are subject to those rules of federal income taxation generally applicable to corporations and report their respective income and expenses on the accrual method of accounting. The Registrant and its subsidiary file a consolidated federal income tax return on a calendar year basis. Intercompany distributions (including dividends) and certain other items of income and loss derived from intercompany transactions are eliminated upon consolidation of all the consolidated group members' respective taxable income and losses.

         The Internal Revenue Code (the "IRC") imposes a corporate alternative minimum tax (AMT). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of
(i) the sum of (a) regular taxable income plus (b) certain adjustments and tax preference items ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, that such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $310,000). There are certain applicable adjustment and preference items (E.G., the adjustment for depreciation) for determining AMTI. If a banking institution is subject to AMT, then all or a portion of the amount of a preference will effectively be subject to a 20% surtax.

         State Tax. The Registrant is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1996 and thereafter is 9.99% and is imposed upon a corporate taxpayer's unconsolidated taxable income for federal tax purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently 1.275%.

         Supervision and Regulation--The Bank The Bank's deposits are insured by the BIF of the FDIC. The Bank is not a member of the Federal Reserve System. The Bank is subject to supervision, regulation and examination by the Department and by the FDIC. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation.

         The laws of Pennsylvania applicable to the Bank include provisions that, among other things: (1) require the maintenance of certain reserves against deposits; (2) limit the type and amount of loans that may be made and the interest that may be charged thereon; (3) restrict investments and other activities; (4) set limits on the payment of dividends; and (5) regulate activities of the Bank with respect to mergers and consolidations and the establishment of branches. The amount of funds that the Bank may lend to a single borrower is limited, generally, under Pennsylvania law, to 15 percent of the aggregate of its capital, surplus, undivided profits and loan loss reserves and capital securities (all as defined by statute and by regulation).

         The Bank, as a subsidiary bank of a bank holding company, is subject to certain restrictions imposed by the Federal Reserve Act on (1) any extensions of credit to the Registrant or its subsidiaries; (2) investments in the stock or other securities of the Registrant or its subsidiaries; and (3) taking such stock or securities as collateral for loans. The Federal Reserve Act and Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, legislation and regulations promulgated thereunder may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal regulatory agencies classify institutions into one of five defined capital categories, as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).


                                        Total               Tier 1                                 Under a
                                        Risk-                Risk-               Tier 1            Capital
                                        Based                Based              Leverage           Order or
                                        Ratio                Ratio                Ratio            Directive
                                        -----                -----                -----            ---------
CAPITAL CATEGORY
Well capitalized                   greater than 10.0     greater than 6.0     greater than 5.0         No

Adequately capitalized              greater than 8.0     greater than 4.0     greater than 4.0*

Undercapitalized                     less than 8.0       less than 4.0         less than 4.0*
Significantly undercapitalized       less than 6.0       less than 3.0         less than 3.0
Critically undercapitalized                                                    less than 2.0


*3.0 for those banks having the highest available regulatory rating.

         In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized level, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

         Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio or classified assets to capital, minimum earnings necessary to absorb losses and a minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

         A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991," requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, the Bank will be required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There will inevitably be some operational cost of complying with the Truth-In-Savings law.

         Management believes that full implementation of FDICIA has had no material impact on the Registrant's or the Bank's liquidity, capital resources or reported results of operations. If all FDIC insurance premium assessments increase in the future, Management believes that such increase might have a material impact on future reported results of operations.

         Under the Federal Deposit Insurance Act (the "FDIA"), federal regulatory agencies possess the power to prohibit institutions from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 ("FIRA") generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts the relationships of management personnel of a bank with securities companies and securities dealers. Additionally, FIRA prohibits acquisition of control of a bank unless the appropriate federal supervisory agency has received sixty (60) days prior written notice, and, within that time, has not disapproved the acquisition of control or otherwise extended the period for disapproval. Control, for purposes of FIRA, means the power to direct, either directly or indirectly, the management or policies or to vote twenty-five percent (25%) or more of any class of outstanding stock of a financial institution or its respective holding company. A person or group holding revocable proxies to vote twenty-five percent (25%) or more of the outstanding common stock of a financial institution or holding company would be presumed to be in control the institution for purposes of FIRA.

         Under the Community Reinvestment Act of 1977, as amended ("CRA"), an institutions federal regulator is required to assess a financial institutions record to determine if the institution is meeting the credit needs of the community (including low and moderate income neighborhoods) which it serves and to take this record into account evaluating any application made by an institution for, among other things, approval of a branch or other deposit facility, office relocation, a merger or any acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require, among other things, that a bank's record of meeting the credit needs of its community, including low and moderate income neighborhoods be made available to the public. This evaluation includes a descriptive rating ("outstanding", "satisfactory", "needs to improve" or "substantial noncompliance") and a statement describing the basis for the rating. These ratings are publicly disclosed.

         FIRREA was enacted primarily to improve the supervision of savings associations by strengthening capital, accounting and other supervisory standards. In addition, FIRREA reorganized the FDIC by creating two deposit insurance funds to be administered by the FDIC: the Savings Association Insurance Fund and BIF. Customers' deposits held by the Bank are insured under the BIF. FIRREA also regulates real estate appraisal standards and the supervisory/enforcement powers and penalty provisions in connection with the regulation of the Bank.

         In 1995, federal regulators revised the CRA rules to emphasize performance over process and documentation. Under the revised rules, a five-point rating scale is used; A bank's compliance is determined by a three-prong test whereby examiners assign a numerical score for a bank's performance in each of three areas: lending, service and investment. The area of lending is weighted to increase its importance in the application of the test. When rating a bank in the area of lending, regulators examine the number and amount of loan originations, the location of where the loans were made, and the income levels of the borrowers. Although banks, under the revised rules, are not required to make loans in every area, if there are apparent tracts in which there is little lending, examiners will focus their investigations in that area. The service prong evaluates how a bank delivers its products to the community through branching. As with lending, banks are not required to branch in every area, although conspicuous gaps will be investigated. The third prong, investment in community, examines how the bank meets the investment needs in the community within which it operates. Assessment of investment is accomplished using a "performance context" pursuant to which regulators meet with civic, community and bank officials in order to determine the credit needs of the community.

         Expanded Home Mortgage Disclosure Act reporting requirements were also approved for large banks and thrifts which require reporting of census tract data on mortgages made outside of the delineated communities. In addition, effective March 1, 1997, institutions with assets above $250 million are required to report their aggregate small business loans made by geographic region. Independent banks with total assets of less than $250 million and bank subsidiaries with total assets of less than $250 million that have holding companies with total assets of less than $1 billion are subjected to less stringent CRA examinations.

         Under the new regulation, banks enjoy a reduction in compliance burden. Banks are not required to keep extensive documentation to prove that directors have participated in drafting and review of CRA policies. A formal CRA statement need not be prepared. The efforts banks make to market in low - and moderate-income communities do not have to be documented, nor will banks have to justify the basis for their community delineation or the methods used to determine the credit needs of the community.

         Under the Bank Secrecy Act ("BSA"), banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

         The Competitive Equality Banking Act ("CEBA"), included the legislation which (1) imposes certain restrictions on transactions between banks and their affiliates; (2) expands the powers available to Federal bank regulators in assisting failed or failing banks; (3) limits the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and (4) requires that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.

         From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

ITEM 2.           PROPERTIES.

         The Bank owns its main office, branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank's main office and all branch offices are located in Pennsylvania. The table below sets forth the location of each of the Bank's properties.

Office and Address                      Description of Property
------------------                      -----------------------

Main Office                               Main Bank Office
349 Union Street
Millersburg, PA 17061

Tremont Branch Office                     Branch Bank
7-9 East Main Street
Tremont, PA 17981

Elizabethville Branch Office              Branch Bank
2 East Main Street
Elizabethville, PA 17023

Elizabethville Branch Offices             Drive-In
11 East Main Street
Elizabethville, PA 17023

Dalmatia Branch Office                    Branch Bank
School House Road
Dalmatia, PA 17017

Halifax Branch Office                     Branch Bank
Halifax Shopping Center
3763 Peters Mountain Road
Halifax, PA 17032

Carlisle Pike Branch Office               Branch Bank
4622 Carlisle Pike
Mechanicsburg, PA 17055

Harrisburg Branch Office                  Branch Bank
4098 Derry Street
Harrisburg, PA 17111

Tower City Branch Office                  Branch Bank
545 East Grand Avenue
Tower City, PA 17980

Dauphin Branch Office                     Branch Bank
1001 Peters Mountain Road
Dauphin, PA 17018

         All of these properties are in good condition and are deemed by management to be adequate for the Bank's purposes.

ITEM 3.           LEGAL PROCEEDINGS.

         Management, after consulting with the Registrant's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Registrant. There are no proceedings pending other than ordinary routine litigation incident to the business of the Registrant and of the Bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against the Registrant or the Bank.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The information required by this Item, regarding market value, dividend payment, and number of shareholders is set forth on page 2 of the Registrant's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

         As of March 6, 1997, there were approximately 648 shareholders of record of the Registrant's common stock.

ITEM 6.           SELECTED FINANCIAL DATA.

         The information required by this Item is set forth on page 35 of the Registrant's Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information required by this Item is set forth on page 21 through 34 of the Registrant's Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this Item is set forth on pages 4 through 20 of the Registrant's Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item, relating to directors, executive officers, control persons is set forth on pages 6 through 8 and 14 through 18 of the Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

         Section 16(a) Beneficial Ownership Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1996 through December 31, 1996, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this Item, relating to executive compensation, is set forth in pages 9 through 12 of the Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders, which pages are incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 3 and 4 of the Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 14, of the Registrant's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders, which page is incorporated herein by reference.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
           FORM 8-K.

     (a)   1.  Financial Statements.

               The following financial statements are included by reference in Part II, Item 8 hereof:

               Report of Independent Certified Public Accountants. Consolidated Balance Sheets.
               Consolidated Statements of Income.
               Consolidated Statements of Changes in Stockholders' Equity. Consolidated Statement of Cash Flows.
               Notes to Consolidated Financial Statements.

           2.  Financial Statement Schedules.

               Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

           3. The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

                  3  (i)    Registrant's Articles of Incorporation.

                     (ii)   Registrant's By-laws.

                 10 Retirement Bonus Plan for the Board of Directors of Mid Penn Bank.

                 11         Statement re: Computation of Earnings per share.
                            (Included herein at Exhibit 13, at page 2 of Registrant's Annual Report to Shareholders.)

                 13         Excerpts from Registrant's 1996 Annual
                            Report to Shareholders.

                 21         Subsidiaries of the Registrant.

                 23         Consent of Parente, Randolph, Orlando
                            Carey & Associates, independent auditors.

                 27         Financial Data Schedule.


         (b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1996.

         (c)     The exhibits required to be filed by this Item are listed under
                 Item 14(a)3, above.

         (d)     NOT APPLICABLE.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MID PENN BANCORP, INC.
                                ---------------------------------------------
                                          (Registrant)


                                By    /s/ Eugene F. Shaffer
                                      ---------------------------------------
                                      Eugene F. Shaffer
                                      President and Chief Executive Officer

                                Date  March 25, 1997
                                      ---------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                                   DATE
                                                                   ----


By  /s/ Eugene F. Shaffer                                 March 25, 1997
    ------------------------------------------            --------------
    Eugene F. Shaffer
    Chairman of the Board of Directors,
    President, Chief Executive Officer
    and Director (principal executive officer)


By  /s/ Gerald D. Schoffstall                             March 25, 1997
    ------------------------------------------            ---------------
    Gerald D. Schoffstall
    Treasurer (principal financial and
    accounting officer)


By  /s/ Jere M. Coxon                                     March 25, 1997
    ------------------------------------------            --------------
    Jere M. Coxon, Director


By  /s/ Alan W. Dakey                                     March 25, 1997
    ------------------------------------------            --------------
    Alan W. Dakey, Director

By  /s/ Earl R. Etzweiler                                 March 25, 1997
    ------------------------------------------            --------------
    Earl R. Etzweiler, Director


By  /s/ Harvey J. Hummel                                  March 25, 1997
    ------------------------------------------            --------------
    Harvey J. Hummel, Director


By  /s/ Charles F. Lebo                                   March 25, 1997
    ------------------------------------------            --------------
    Charles F. Lebo, Director


By  /s/ Warren A. Miller                                  March 25, 1997
    ------------------------------------------            --------------
    Warren A. Miller, Director


By  /s/ William G. Nelson                                 March 25, 1997
    ------------------------------------------            --------------
    William G. Nelson, Director


By  /s/ Charles R. Phillips                               March 25, 1997
    ------------------------------------------            --------------
    Charles R. Phillips, Director


By                                                        March 25, 1997
    ------------------------------------------            --------------
    Edwin D. Schlegel, Director


By  /s/ Guy J. Snyder, Jr.                                March 25, 1997
    ------------------------------------------            --------------
    Guy J. Snyder, Jr., Director

                                  EXHIBIT INDEX


                                                                Page Number
                                                            in Manually Signed
Exhibit No.                                                       Original
-----------                                                       --------

  3(i)       Registrant's Articles of Incorporation.                 21

  3(ii)      Registrant's By-laws.                                   26

  10         Retirement Bonus Plan for the Board of
             Directors of Mid Penn Bank.                             48

  11 Statement re: Computation of Earnings per share. (Included herein at Exhibit 13, at page 2 of Registrant's Annual Report to
             Shareholders.)

  13         Excerpts from Registrant's 1996 Annual
             Report to Shareholders.                                 51

  21         Subsidiaries of the Registrant.                         86

  23         Consent of Parente, Randolph, Orlando
             Carey & Associates, independent auditors.               88

  27         Financial Data Schedule.                                90