Form 10-Q
period 1997-03-31
MID PENN BANCORP INC
filed 1997-05-09
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997


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

1,241,973 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 1997.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        March 31,   Dec. 31,
                                          1997       1996
                                        --------   --------
ASSETS:
   Cash and due from banks                 4,674      4,442
   Interest bearing balances              27,272     28,433
   Available-for-sale securities          27,840     28,733
   Federal funds sold                          0          0
   Loans                                 146,730    146,393
     Less:
        Unearned discount                  1,899      1,879
        Allowance for loan losses          2,210      2,173
                                         -------    -------
              Net loans                  142,621    142,341
                                         -------    -------
   Bank premises and equip't, net          3,330      3,397
   Other real estate                         512        548
   Accrued interest receivable             1,402      1,335
   Other assets                            1,386        943
                                         -------    -------
              Total Assets               209,037    210,172
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 16,043     15,350
   NOW                                    23,566     24,211
   Money Market                           10,988     11,575
   Savings                                17,275     17,061
   Time                                  106,290    106,474
                                         -------    -------
              Total deposits             174,162    174,671
                                         -------    -------
   Short-term borrowings                     740      4,512
   Accrued interest payable                1,346      1,020
   Other liabilities                       1,170        609
   Long-term debt                          6,786      4,710
                                         -------    -------
              Total Liabilities          184,204    185,522
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    1,261,029 shares at March 31, 1997 and
    December 31, 1996                      1,261      1,261
   Surplus                                11,817     11,817
   Undivided profits                      12,337     11,937
   Unrealized holding gain on securities,
    net of estimated tax effect              -49        168
     Less:  Treasury Stock at cost
              (19,056 shares)                533        533
                                         -------    -------
              Total Stockholders Equity   24,833     24,650
                                         -------     ------
              Total Liabilities & Equity 209,037    210,172
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months
                              Ended March 31,
                               1997   1996
INTEREST INCOME:               -----  -----
  Interest & fees on loans     3,275  3,041
  Int.-bearing balances          444    519
  Treas. & Agency securities     225    194
  Municipal securities           185    181
  Other securities                13     12
  Fed funds sold and repos         0      0
                               -----  -----
       Total Int. Income       4,142  3,947
                               -----  -----
INTEREST EXPENSE:
  Deposits                     1,779  1,764
  Short-term borrowings           39     88
  Long-term borrowings            80     37
                               -----  -----
       Total Int. Expense      1,898  1,889
                               -----  -----
       Net Int. Income         2,244  2,058
PROVISION FOR LOAN LOSSES         25      0
                               -----  -----
  Net Int. Inc. after Prov.    2,219  2,058
                               -----  -----
NON-INTEREST INCOME:
  Trust Dept                       4      9
  Service Chgs. on Deposits       70     60
  Investment sec. gains, net      -1      0
  Other                           95    111
                               -----  -----
  Total Non-Interest Income      168    180
                               -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          639    616
  Occupancy, net                  74     84
  Equipment                       87     89
  PA Bank Shares tax              61     57
  Other                          299    351
                               -----  -----
       Tot. Non-int. Exp.      1,160  1,197
                               -----  -----
  Income before income taxes   1,227  1,041
INCOME TAX EXPENSE               354    296
                               -----  -----

       NET INCOME                873    745
                               =====  =====
NET INCOME PER SHARE            0.70   0.60
                               =====  =====
Weighted Average No. of
  Shares Outstanding       1,241,973  1,241,973



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                 For the three months ended:
                                        March 31,  March 31,
                                          1997      1996
                                        --------  --------
Operating Activities:
  Net Income                                 873       745
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                   25         0
  Depreciation                                83        84
  Change in interest receivable              -67       -19
  Change in other assets                    -443      -256
  Change in interest payable                 326       315
  Change in other liabilities                561      -116
  Other, net                                   0         0
                                         -------   -------
            Net cash provided by
            operating activities:          1,358       753
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances     1,161    -1,412
  Proceeds from sale of securities         2,166       745
  Proceeds from the maturity of secs.      3,266       478
  Purchase of investment securities       -4,757    -3,773
  Net decrease in loans                     -305      -791
  Net purchases of fixed assets              -16      -132
  Proceeds from sale of other real estate     36       218
  Capitalized additions - ORE                  0         2
                                         -------   -------
            Net cash provided by
            investing activities           1,551    -4,665
                                         -------   -------
Financing Activities:
  Net increase in demand and savings        -325       735
  Net increase in time deposits             -184     2,500
  Net increase in sh-term borrowings      -3,772     3,334
  Net increase in long-term borrowings     2,076    -2,029
  Cash dividend declared                    -472      -601
                                         -------   -------
            Net cash provided by
            financing activities          -2,677     3,939
                                         -------   -------
  Net increase in cash & equivalents         232        27
  Cash & cash equivalents, beg of period   4,442     3,389
                                         -------   -------
  Cash & cash equivalents, end of period   4,674     3,416
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                            46       207
  Transfers to other real estate               0         0


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the three months ended March 31, 1997, compared to year-end 1996 and the Results of Operations for the first quarter of 1997 compared to the same period in 1996.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 1997, amounted to $209,037,000, a slight decrease of $1,135,000 or .5% from the total assets as of December 31, 1996.

Due to the growth of the economy during the first quarter of 1997, the Federal Open Market Committee, at its March 25th meeting, raised the overnight bank rate target by a quarter point to 5.50%. In anticipation of the expected increase, rates on short to intermediate U.S. Treasury securities increased approximately 50 to 75 basis points during the quarter. Because of the lag time involved between the time when Treasury rates increase and financial institutions increase rates on deposits, $1,161,000 in maturing interest bearing balances was not re-invested. In addition, in anticipation of possible further action being taken by the Federal Open Market Committee to increase interest rates, $893,000 from the maturity, call or sale of available-for-sale securities was not reinvested.

Loan demand was sporadic during the first quarter of 1997 as the banking industry continues to aggressively pursue borrowers by offering very competitive long-term, fixed interest rates. Net loans remained fairly constant during the quarter at $142,621,000 on March 31, 1997, compared to $142,341,000 at December 31, 1996.


Foreclosed assets held for sale decreased $36,000 to $512,000 during the first quarter of 1997 due to the sale of a residential property. As of March 31, 1997, the balance of foreclosed assets held for sale consisted of undeveloped land.

Total deposits also remained fairly flat at $174,162,000 compared to $174,671,000 at December 31, 1996.

A significant reason for the drop in short-term borrowing from $4,512,000 at December 31, 1996, to $740,000 at March
31, 1997, was the available proceeds from the decrease in interest-bearing balances and available-for-sale securities. Long-term debt increased to $6,786,000 at March 31, 1997, from $4,710,000 at December 31, 1996, due to receiving a $2,000,000 5yr/2yr putable advance from the Federal Home Loan Bank of Pittsburgh (FHLB) in March. All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on several loans written by the Bank.

RESULTS OF OPERATION

Net income for the first quarter was $873,000, a $128,000 or 17.2% increase from the $745,000 earned in the same quarter of 1996. Net income per share for the first quarter ended March 31, 1997, increased to $.70 from $.60 earned in the same period of 1996. Net income on an annualized basis at March 31, 1997, as a percent of total average assets, also known as return on assets (ROA) was 1.7% as compared to 1.5% for the same period in 1996. Net income as a percentage of stockholders' equity, also known as return on equity,
(ROE), was 14.1% on an annualized basis for the first quarter of 1997 as compared to 12.8% for the same period in 1996.

The principal reason for the increase in net income was an increase in net interest income. Net interest income as of March 31, 1997, was $2,244,000 as compared to $2,058,000 for the first quarter of 1996. The net interest margin on average earning assets was 4.70% at March 31, 1997, as compared to 4.56% at March 31, 1996. The major component of the increase in net interest margin is a thirteen basis point reduction in the bank's cost of funds from March 31, 1996, to March 31, 1997, due largely to the discontinuance of a special rate NOW account promotion that was offered through our Carlisle Pike Office. A significant contribution to the increase in net interest income was an increase in volume in addition to the increase in yield.

The Bank made a provision for loan losses of $25,000 during the first quarter of 1997. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation now during stronger economic times. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income decreased slightly to $168,000 for the first quarter of 1997 as compared to $180,000 for the same period of 1996. A significant contribution to non-interest income is NSF fee income. NSF fee income contributed in excess of $54,000 during the first quarter of 1997. The reason for the decrease in non-interest income lies primarily in an $8,000 reduction in income from withdrawal penalties and a $24,000 reduction in income from the sale of other real estate which were earned during the first quarter of 1996.

Non-interest expense decreased by $37,000 from $1,197,000 at March 31, 1996, to $1,160,000 at March 31, 1997. The
decrease was due to several factors. Stationery and supplies expense decreased by approximately $14,000 while advertising expense decreased by $22,000. Much of these decreases may be attributed to the fact that the Bank was heavily promoting its newest offices during the first quarter of 1996. No such promotion occurred during the same quarter of 1997. In addition, bank maintenance expense was higher by nearly $11,000 in the first quarter of 1996 than during the same quarter of 1997. This difference was due mainly to the high cost of snow removal during this period in 1996. Finally, the Bank incurred approximately $8,000 less in expenses associated with other real estate than was incurred in the same period of 1996.

As part of the fiscal year 19997 Omnibus Appropriations Bill signed into law by the President on September 30, 1996, beginning on January 1, 1997, the banking industry is now required to help pay the annual $780 million Financing Corporation (FICO) bond obligation. It is currently estimated that for three years, until January 1, 2000, banks will be required to pay 1.29 cents per $100 in deposits as FICO assessment. After January 1, 2000, the FICO assessment on bank deposits is anticipated to be 2.4 cents per $100 in deposits, the projected annual FICO assessment for 1997 would be approximately $21,930. The current annual statutory minimum assessment of $2000 has been repealed. So long as the Bank Insurance Fund (BIF) remains fully capitalized, healthy banks will pay no premium for the BIF fund. They will only pay the FICO assessment.

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

Funds generated from operations contributed a major source of funds came from the decrease in interest bearing balances of $1,161,000. A net decrease of investment securities also provided $676,000 in funds during the period while loans and deposits remained fairly flat.

The major use of funds during the period was the reduction of total borrowings by $1,696,000. Short-term borrowings have been reduced to $740,000 at March 31, 1997, and the long-term borrowings consist mainly of fixed-rate borrowings with the FHLB which have been borrowed to insure spread on certain assets in light of expected rising interest rates.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $2,179,000 representing 1.04% of total assets at March 31, 1997, from $2,395,000 or 1.14% of total assets at December 31, 1996.
Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 1996.

The Allowance for Loan Losses at March 31, 1997, was
$2,210,000 or 1.53% of loans, net of unearned interest, as compared to $2,173,000 or 1.50% of loans, net of unearned interest, at December 31, 1996.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        March 31,  Dec. 31,
                                          1997      1996
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                     1,171     1,183
     Past due 90 days or more                496       519
     Restructured loans                        0       145
                                         -------   -------
     Total non-performing loans            1,667     1,847
     Other real estate                       512       548
                                         -------   -------
              Total                        2,179     2,395
                                         =======   =======
     Percentage of total loans outstanding  1.49      1.64
     Percentage of total assets             1.04      1.14


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,173     2,347

     Loans charged off:

     Commercial real estate, construction
      and land development                     0        25
     Commercial, industrial and agricultural   6       213
     Real estate - residential mortgage        0         0
     Consumer                                 40       226
                                         -------   -------
              Total loans charged off         46       464
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     1        38
     Commercial, industrial and agricultural  42       106
     Real estate - residential mortgage        0        35
     Consumer                                 15        61
                                         -------   -------
              Total recoveries                58       240
                                         -------   -------

       Net charge-offs (recoveries)          -12       224
                                         -------   -------
       Current period provision for
                  loan losses                 25        50
                                         -------   -------
       Balance end of period               2,210     2,173
                                         =======    ======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
-Nothing to report

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
 b.  Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Gerald D. Schoffstall
By:Eugene F. Shaffer               By:Gerald D. Schoffstall
Chairman, Pres. & CEO              Treasurer
Date:  April 1, 1997              Date:  April 1, 1997