Form 10-Q
period 1997-06-30
MID PENN BANCORP INC
filed 1997-08-08
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997


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

1,303,776 shares of Common Stock, $1.00 par value per share, were outstanding as of June 30, 1997.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        June 30,   Dec. 31,
                                          1997       1996
                                        --------   --------
ASSETS:
   Cash and due from banks                 4,950      4,442
   Interest bearing balances              30,704     28,433
   Available-for-sale securities          32,500     28,733
   Federal funds sold                          0          0
   Loans                                 145,812    146,393
     Less:
        Unearned discount                  2,019      1,879
        Allowance for loan losses          2,182      2,173
                                         -------    -------
              Net loans                  141,611    142,341
                                         -------    -------
   Bank premises and equip't, net          3,286      3,397
   Other real estate                         721        548
   Accrued interest receivable             1,404      1,335
   Other assets                            1,122        943
                                         -------    -------
              Total Assets               216,298    210,172
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 16,093     15,350
   NOW                                    23,274     24,211
   Money Market                           11,955     11,575
   Savings                                17,426     17,061
   Time                                  105,016    106,474
                                         -------    -------
              Total deposits             173,764    174,671
                                         -------    -------
   Short-term borrowings                  10,035      4,512
   Accrued interest payable                1,440      1,020
   Other liabilities                         818        609
   Long-term debt                          4,754      4,710
                                         -------    -------
              Total Liabilities          190,811    185,522
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    1,322,832 and 1,261,029 shares at
    June 30, 1997 and December 31, 1996    1,323      1,261
   Surplus                                13,872     11,817
   Undivided profits                      10,700     11,937
   Unrealized holding gain on securities,
    net of estimated tax effect              125        168
     Less:  Treasury Stock at cost
              (19,056 shares)                533        533
                                         -------    -------
              Total Stockholders Equity   25,487     24,650
                                         -------     ------
              Total Liabilities & Equity 216,298    210,172
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Six Months
                              Ended June 30,  Ended June 30,
                               1997   1996     1997   1996
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,419  3,031    6,694  6,072
  Int.-bearing balances          453    490      897  1,009
  Treas. & Agency securities     261    223      486    417
  Municipal securities           186    176      371    357
  Other securities                19     17       32     29
  Fed funds sold and repos         9      3        9      3
                               -----  -----    -----  -----
       Total Int. Income       4,347  3,940    8,489  7,887
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     1,798  1,776    3,577  3,540
  Short-term borrowings           41     41      110    129
  Long-term borrowings            79     23      129     60
                               -----  -----    -----  -----
       Total Int. Expense      1,918  1,840    3,816  3,729
                               -----  -----    -----  -----
       Net Int. Income         2,429  2,100    4,673  4,158
PROVISION FOR LOAN LOSSES         25      0       50      0
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,404  2,100    4,623  4,158
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust Dept                      34     29       38     38
  Service Chgs. on Deposits       73     64      143    124
  Investment sec. gains, net       0     12       -1     12
  Gain on sale of loans           64      0       64      0
  Other                           80     77      175    188
                               -----  -----    -----  -----
  Total Non-Interest Income      251    182      419    362
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          666    627    1,305  1,243
  Occupancy, net                  75     67      149    151
  Equipment                       92     91      179    180
  PA Bank Shares tax              60     57      121    114
  Other                          390    378      689    729
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,283  1,220    2,443  2,417
                               -----  -----    -----  -----
  Income before income taxes   1,372  1,062    2,599  2,103
INCOME TAX EXPENSE               410    309      764    605
                               -----  -----    -----  -----

       NET INCOME                962    753    1,835  1,498
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.74   0.58     1.41   1.15
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       1,303,776       1,303,776
                                  1,303,776       1,303,776


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                   For the six months ended:
                                        June 30,  June 30,
                                          1997      1996
                                        --------  --------
Operating Activities:
  Net Income                               1,835     1,498
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                   50         0
  Depreciation                               166       168
  Change in interest receivable              -69       -21
  Change in other assets                    -179      -122
  Change in interest payable                 420       360
  Change in other liabilities                209        67
  Other, net                                  0         12
                                         -------   -------
            Net cash provided by
            operating activities:          2,432     1,962
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances    -2,271       417
  Proceeds from sale of securities         3,267     2,570
  Proceeds from the maturity of secs.      2,926     1,831
  Purchase of investment securities      -10,003    -7,182
  Proceeds from the sale of loans          2,338         0
  Net decrease in loans                   -1,984    -5,613
  Net purchases of fixed assets              -55      -260
  Proceeds from sale of other real estate    153       299
  Capitalized additions - ORE                  0        -5
                                         -------   -------
            Net cash provided by
            investing activities          -5,629    -7,943
                                         -------   -------
Financing Activities:
  Net increase in demand and savings         551     2,594
  Net increase in time deposits           -1,458     6,715
  Net increase in sh-term borrowings       5,523      -515
  Net increase in long-term borrowings        44    -2,058
  Cash dividend declared                    -955      -601
                                         -------   -------
            Net cash provided by
            financing activities           3,705     6,135
                                         -------   -------
  Net increase in cash & equivalents         508       154
  Cash & cash equivalents, beg of period   4,442     3,389
                                         -------   -------
  Cash & cash equivalents, end of period   4,950     3,543
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                           138       316
  Transfers to other real estate             326         0


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the six months ended June 30, 1997 compared to year end 1996 and the Results of Operations for the second quarter and first half of 1996 compared to the same periods in 1996.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 1997, amounted to $216,298,000, an increase of $6,126,000 or 2.9% over the total assets as of December 31, 1996.

Due to the growth of the economy during the first quarter of 1997, the Federal Open Market Committee, at its March 25th meeting, raised the overnight bank rate target by a quarter point to 5.50%. In anticipation of the expected increase, rates on short to intermediate U.S. Treasury securities increased approximately 50 to 75 basis points during the quarter. Because of the lag time involved between the time when Treasury rates increase and financial institutions increase rates on deposits, $1,161,000 in maturing interest bearing balances was not re-invested during the first quarter. In addition, in anticipation of possible further action being taken by the Federal Open Market Committee to increase interest rates, $893,000 from the maturity, call or sale of available-for-sale securities was not re-invested.

Shortly after the end of the first quarter, economic statistics seemed to indicate that growth for the year peaked in the first quarter, and, along with great inflationary news, caused a substantial rally in the bond market. At June 30, 1997, the net result in the bond market was interest rates within 10 basis points of rates at December 31, 1996.

During this unanticipated rally, in May and June, interest bearing deposits with other financial institutions were increased by more than $2.7 million, taking advantage of the same lag time as described above. These purchases were funded by short-term borrowings. In addition, in early May, the Bank sold over $2.3 million of student loans, and those funds along with approximately $2.4 million in short-term borrowings, were invested in available-for-sale securities, mainly in short to intermediate term agency securities with call features.

Loan demand continues to be sporadic during the first half of 1997 as the banking industry continues to aggressively pursue borrowers by offering very competitive long-term, fixed interest rates. Net loans remained fairly constant during the first half at $141,611,000 on June 30, 1997 with the $2.3 million sale of student loans, compared to $142,341,000 at December 31, 1996.

Foreclosed assets held for sale increased $173,000 to $721,000 during the first half of 1997. Two properties totaling $326,000 were added while previously held properties totaling $153,000 were sold. As of June 30, 1997, the balance of foreclosed assets held for sale consisted of undeveloped land, farmland and a single family residential property.

Total deposits remained fairly flat at $173,764,000 on June
30, 1997 compared to $174,671,000 at December 31, 1996.

Short-term borrowings, including funds borrowed from the US
Treasury, Fed Funds, and a $2 million bullet loan from the FHLB maturing within the year which was included in long-term borrowings at December 31, 1996, increased by $5.5 million from yearend. All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on several loans written by the Bank.

RESULTS OF OPERATION

Net income for the first half of 1997 was $1,835,000, or a $337,000 or 22.5% increase from the $1,498,000 earned in the same period of 1996. Net income per share for the six months ended June 30, 1997, increased to $1.41 from $1.15 earned in the same period of 1996. Net income on an annualized basis at June 30, 1997, as a percent of total average assets, also known as return on assets (ROA) was 1.7% as compared to 1.5% for the same period in 1996. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 14.8% on an annualized basis for the first half of 1996 as compared to 13.0% for the same period in 1996.

Second quarter net income was $962,000, or $.74 per share, in 1997 as compared to $753,000, or $.58 per share, during the same period of 1996.

The principal reason for the increase in net income was an increase in net interest income. The reason for the increase in net interest income is two fold; a 12 basis point increase in yield on average earning assets and a 6 basis point reduction in cost of funds from June 30, 1996 to June 30, 1997. Net interest income as of June 30, 1997, was $4,673,000 as compared to $4,158,000 for the first half of 1996. The net interest margin on average earning assets was 4.88% at June 30, 1997, compared to 4.64% at June 30, 1996.
A significant contribution to the increase in net interest income was an increase in volume in addition to the increase in yield.

The Bank made a provision for loan losses of $50,000 during the first half of 1997. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation during the present period of economic strength. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income increased to $419,000 for the first half of 1997 as compared to $362,000 for the same period of 1996. The major component of the increase is a gain of $64,000 on the sale of a block of student loans. Management sees an opportunity for greater return on these funds than realized in the student loan portfolio. Another significant contribution to non-interest income is NSF fee income. NSF fee income contributed in excess of $115,000 during the first half of 1997.

Non-interest expense increased by $26,000 from $2,417,000 at June 30, 1996, to $2,443,000 at June 30, 1997. The major factor contributing to the increase was an increase in salaries and employee benefits expense which increased $62,000 during the first half of 1997 over the same period of 1996. While employee expense increased, other expense decreased. Stationery and supplies expense decreased by approximately $14,000 while advertising expense decreased by $22,000. Much of these decreases may be attributed to the fact that the Bank was heavily promoting its newest offices during the first half of 1996. No such promotion occurred during the same period of 1997. In addition, bank maintenance expense was higher by nearly $8,000 in the first half of 1996 than during the same period of 1997. This difference was due mainly to the high cost of snow removal during this period in 1996. Finally, the Bank incurred approximately $6,000 less in expenses associated with other real estate than was incurred in the same period of 1996.

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

Funds generated from operations contributed a major source of funds for the first six months of 1997. Another major source of funds came from the net increase in short-term borrowings of $5,523,000 while loans and deposits remained fairly flat with $1,984,000 of the $2,338,000 in proceeds of the sale of student loans reinvested in the loan portfolio.

The major uses of funds during the period included a net increase of $3,810,000 in investment securities and a net increase of $2,271,000 in interest bearing balances purchased in anticipation of falling interest rates.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

The total of non-accrual loans decreased to $2,089,000 representing 0.97% of total assets at June 30, 1997, from $2,395,000 at December 31, 1996. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 1997.

The Allowance for Loan Losses at June 30, 1997, was
$2,182,000 or 1.52% of loans, net of unearned interest, as compared to $2,173,000 or 1.50% of loans, net of unearned interest, at December 31, 1996.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        June 30,  June 30,
                                          1997      1996
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       965     1,183
     Past due 90 days or more                403       519
     Restructured loans                        0       145
                                         -------   -------
     Total non-performing loans            1,368     1,847
     Other real estate                       721       548
                                         -------   -------
              Total                        2,089     2,395
                                         =======   =======
     Percentage of total loans outstanding  1.43      1.64
     Percentage of total assets             0.97      1.14


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,173     2,347

     Loans charged off:

     Commercial real estate, construction
      and land development                     0        25
     Commercial, industrial and agricultural   7       213
     Real estate - residential mortgage       12         0
     Consumer                                119       226
                                         -------   -------
              Total loans charged off        138       464
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     4        38
     Commercial, industrial and agricultural  70       106
     Real estate - residential mortgage        0        35
     Consumer                                 23        61
                                         -------   -------
              Total recoveries                97       240
                                         -------   -------

       Net charge-offs (recoveries)           41       224
                                         -------   -------
       Current period provision for
                  loan losses                 50        50
                                         -------   -------
       Balance end of period               2,182     2,173
                                         =======    ======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- At the Annual Meeting of Shareholders held on April 22, 1997, a vote was held for the election of Class B directors:
Jere M. Coxon, Alan W. Dakey, Charles F. Lebo and
Guy J. Snyder, Jr. to serve for a three-year term, and to ratify the selection of Parente, Randolph, Orlando, Carey and Associates as external auditors for the corporation for the year ending December 31, 1997. Jere M. Coxon received 962,393.7358 votes for and 2,488.5339 votes withheld. Alan W. Dakey received 961,389.1914 votes for and 3,493.0783 votes withheld. Charles F. Lebo received 961,420.1914 votes for and 3,462.0783 votes withheld. And Guy J. Snyder, Jr. received 962,393.7358 votes for and 2488.5339 votes withheld. The selection of external auditors received 963,816.0913 votes for, 992 votes against, and 74.1784 votes abstaining.

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
 b.  Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Gerald D. Schoffstall
By:Eugene F. Shaffer               By:Gerald D. Schoffstall
Chairman, Pres. & CEO              Treasurer
Date:  July 31, 1997               Date:  July 31, 1997