Form 10-Q
period 1997-09-30
MID PENN BANCORP INC
filed 1997-11-07
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997


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

2,607,552 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 1997.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        Sept. 30,   Dec. 31,
                                          1997       1996
                                        --------   --------
ASSETS:
   Cash and due from banks                 4,140      4,442
   Interest bearing balances              34,270     28,433
   Available-for-sale securities          37,068     28,733
   Federal funds sold                          0          0
   Loans                                 144,096    146,393
     Less:
        Unearned discount                  1,985      1,879
        Allowance for loan losses          2,167      2,173
                                         -------    -------
              Net loans                  139,944    142,341
                                         -------    -------
   Bank premises and equip't, net          3,217      3,397
   Other real estate                         717        548
   Accrued interest receivable             1,590      1,335
   Other assets                            1,080        943
                                         -------    -------
              Total Assets               222,026    210,172
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 16,443     15,350
   NOW                                    22,213     24,211
   Money Market                           11,690     11,575
   Savings                                17,029     17,061
   Time                                  113,010    106,474
                                         -------    -------
              Total deposits             180,385    174,671
                                         -------    -------
   Short-term borrowings                   7,351      4,512
   Accrued interest payable                1,787      1,020
   Other liabilities                       1,279        609
   Long-term debt                          4,721      4,710
                                         -------    -------
              Total Liabilities          195,523    185,522
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    2,626,608 and 1,261,029 shares at
    Sept. 30, 1997 and December 31, 1996                   									   2,627      1,261
   Surplus                                12,568     11,817
   Undivided profits                      11,594     11,937
   Unrealized holding gain on securities,
    net of estimated tax effect              247        168
     Less:  Treasury Stock at cost
              (19,056 shares)                533        533
                                         -------    -------
              Total Stockholders Equity   26,503     24,650
                                         -------     ------
              Total Liabilities & Equity 222,026    210,172
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Nine Months
                              Ended Sept 30,  Ended Sept 30,
                               1997   1996     1997   1996
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,259  3,257    9,953  9,329
  Int.-bearing balances          518    474    1,415  1,483
  Treas. & Agency securities     332    230      818    647
  Municipal securities           196    184      567    541
  Other securities                10     11       42     40
  Fed funds sold and repos         0      0        9      3
                               -----  -----    -----  -----
       Total Int. Income       4,315  4,156   12,804 12,043
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     1,854  1,810    5,431  5,350
  Short-term borrowings           96     37      206    166
  Long-term borrowings            78     49      207    109
                               -----  -----    -----  -----
       Total Int. Expense      2,028  1,896    5,844  5,625
                               -----  -----    -----  -----
       Net Int. Income         2,287  2,260    6,960  6,418
PROVISION FOR LOAN LOSSES         25      0       75      0
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,262  2,260    6,885  6,418
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust Dept                      12      6       50     44
  Service Chgs. on Deposits       75     61      218    185
  Investment sec. gains, net       0      0       -1     12
  Gain on sale of loans          862      0      926      0
  Other                           78     85      253    273
                               -----  -----    -----  -----
  Total Non-Interest Income    1,027    152    1,446    514
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          691    635    1,996  1,878
  Occupancy, net                  74     73      223    224
  Equipment                       96     90      275    270
  PA Bank Shares tax              60     58      181    172
  Other                          357    301    1,046  1,030
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,278  1,157    3,721  3,574
                               -----  -----    -----  -----
  Income before income taxes   2,011  1,255    4,610  3,358
INCOME TAX EXPENSE               634    360    1,398    965
                               -----  -----    -----  -----

       NET INCOME              1,377    895    3,212  2,393
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.53   0.34     1.23    .92
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       2,607,552       2,607,552
                                  2,607,552       2,607,552


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                  For the nine months ended:
                                        Sept 30,  Sept 30,
                                          1997      1996
                                        --------  --------
Operating Activities:
  Net Income                               3,212     2,393
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                   75         0
  Depreciation                               251       253
  Change in interest receivable             -255        23
  Change in other assets                    -137       -76
  Change in interest payable                 767       679
  Change in other liabilities                670        62
  Other, net                                   0         0
                                         -------   -------
            Net cash provided by
            operating activities:          4,583     3,334
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances    -5,837     2,592
  Proceeds from sale of securities         3,370     3,336
  Proceeds from the maturity of secs.      4,433     3,041
  Purchase of investment securities      -16,123    -9,648
  Proceeds from the sale of loans          7,454         0
  Net decrease in loans                   -5,383    -8,312
  Purchase of loans                            0         0
  Net purchases of fixed assets              -71      -293
  Proceeds from sale of other real estate    157       372
  Capitalized additions - ORE                  0       -13
                                         -------   -------
            Net cash provided by
            investing activities         -12,000    -8,925
                                         -------   -------
Financing Activities:
  Net increase in demand and savings        -822     1,371
  Net increase in time deposits            6,536     8,530
  Net increase in sh-term borrowings       2,839    -2,683
  Net increase in long-term borrowings        11     1,412
  Cash dividend declared                  -1,449    -1,183
                                         -------   -------
            Net cash provided by
            financing activities           7,115     7,447
                                         -------   -------
  Net increase in cash & equivalents        -302     1,856
  Cash & cash equivalents, beg of period   4,442     3,389
                                         -------   -------
  Cash & cash equivalents, end of period   4,140     5,245
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                           193       348
  Transfers to other real estate             433        14


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the nine months ended Sept 30, 1997 compared to year end 1996 and the Results of Operations for the third quarter and first nine months of 1997 compared to the same period in 1996.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of September 30, 1997, amounted to $222,026,000, an increase of $11,854,000 or 5.3% over the total assets as of December 31, 1996.

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

Shortly after the end of the first quarter, economic statistics seemed to indicate that growth for the year peaked in the first quarter, and, along with great inflation news, caused a substantial rally in the bond market. At June 30, 1997, the net result in the bond market was interest rates within 10 basis points of what they were at December 31, 1996.

During this unanticipated rally, in May and June, interest bearing deposits with other financial institutions were increased by more than $2.7 million, taking advantage of the same lag time as previously described. These purchases were funded by short-term borrowings. In addition, in early May, the Bank sold over $2.3 million of student loans and those funds along with approximately $2.4 million in short-term borrowings were invested in available-for-sale securities, mostly in short-term to intermediate term Agency securities with call features.

During the third quarter, funds continued to be invested in intermediate term available-for-sale securities in anticipation of the sale of the credit card portfolio. Upon the sale of the portfolio, the generated funds including the associated gain were used to repay some of the short-term borrowings used for the advance purchase of securities. The third quarter also offered an attractive rate environment for insured interest bearing balances of other financial institutions, which also yielded rewards for intermediate maturities.

Loan demand remained sporadic during the first three quarters of 1997 as the banking industry continues to aggressively pursue borrowers by offering very competitive long-term, fixed-interest-rate loans. Net loans decreased by $139,944,000 during the first nine months of 1997. The net decrease was due to the $2.3 million sale of student loans and the $5.1 million sale of the credit card portfolio. Excluding the sale of student and credit card loan portfolios, other loans increased approximately five million dollars. This increase resulted largely in the commercial loan area.

Foreclosed assets held for sale increased $173,000 to $717,000 during the first nine months of 1997. Two properties totaling $326,000 were added while previously held properties totaling $157,000 were sold. As of September 30, 1997, the balance of foreclosed assets held for sale consisted of undeveloped land, farmland and a single family residential property.

Total deposits increased by 3.3% to $180,385,000 compared to $174,671,000 at December 31, 1996. The increase resulted largely from an influx of time deposits which were attracted during a late summer 25-month-maturity certificate of deposit.

Short-term borrowings, including funds borrowed from the US
Treasury and Fed funds, increased by $2.9 million from year end.

All components of long-term debt are advances from the FHLB.
Long-term debt advances were initiated in order to insure an adequate spread on several recent loans written by the Bank.

RESULTS OF OPERATION

Net income for the third quarter was $1,377,000, or $.53 per share, in 1997 as compared to $895,000, or $.34 per share, earned in the same quarter of 1996, while net income for the first nine months was $3,212,00, a $819,000 or 34.2%
increase from the $2,393,000 earned in the same period of 1996. Net income per share for the nine months ended September 30, 1997, increased to $1.23 from $.92 earned in the same period of 1996. Net income on an annualized basis at September 30, 1997, as a percent of total average assets, also known as return on assets (ROA) was 2.0% as compared to 1.6% for the same period in 1996. Net income as a percentage of stockholders' equity, also known as return on equity (ROE), was 17.0% on an annualized basis for the first nine months of 1997 as compared to 13.7% for the same period in 1996.

The major contributor to net income was the $862,000 gain on the sale of the Bank's credit card portfolio. Management decided to sell the portfolio as a result of increasing delinquencies and consumer bankruptcies. These factors reduced the yield on the credit card portfolio below an acceptable level.

Third quarter income excluding the gain on sale of the credit card portfolio would have decreased by $87,000. Initially, the funds received from the sale of the portfolio which had a gross yield of nearly 11%, not factoring in associated costs, were reinvested largely in investment securities yielding approximately 6.5%. The sale, however, did provide the Bank with an investable gain of $569,000, net of income tax, and a reduction of the charge-offs and ongoing costs associated with a credit card portfolio.

An additional factor in the increase in net income was the increase of net interest income. Net interest income as of September 30, 1997, was $6,960,000 as compared to $6,418,000 for the first nine months of 1996. The net interest margin on average earning assets was 4.79% at September 30,1997, compared to 4.74% at September 30, 1996. A significant contribution to the increase in net interest income was an increase in volume in addition to the increase in yield.

The Bank made a provision for loan losses of $75,000 during the first three quarters of 1997. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation now during stronger economic times. On a quarterly basis, senior management reviews potentially unsound loans, taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income increased to $1,446,000 for the first nine months of 1997 as compared to $514,000 for the same period of 1996. The major component of the increase is a gain of $862,000 on the sale of the credit card portfolio and $64,000 on the sale of a block of student loans. Another significant contributor to non-interest income is NSF fee income. NSF fee income contributed in excess of $140,000 during the first nine months of 1997.

Non-interest expense increased by $147,000, or 4.0%, from $3,574,000 at September 30, 1996, to $3,721,000 at September
30, 1997. The major factor contributing to the increase was an increase in salaries and employee benefits expense, which increased $118,000 during the first nine months of 1997 over the same period of 1996.

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

Funds generated from operations contributed a major source of funds for the first nine months of 1997. Another major source of funds came from the sale of loans in the amount of $7,454,000, a net increase of $6,536,000 in time deposits, and a net increase of $2,839,000 in short-term borrowings.

The major uses of these funds included a net increase in investment securities of $8,320,000, a net increase in interest-bearing balances of $5,837,000 and a net increase in loans, excluding the sales, of $5,383,000.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

The total non-performing assets of $3,057,000 representing
1.38% of total assets at September 30, 1997, increased slightly from $2,395,000 or 1.14% of total assets at December 31, 1996. Most non-performing assets are supported by collateral value that appears to be adequate at September 30, 1997.


The Allowance for Loan Losses at September 30, 1997, was
$2,167,000 or 1.52% of loans, net of unearned interest, as compared to $2,173,000 or 1.50% of loans, net of unearned interest, at December 31, 1996.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        Sept. 30,  Dec. 31,
                                          1997      1996
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                     1,661     1,183
     Past due 90 days or more                566       519
     Restructured loans                      113       145
                                         -------   -------
     Total non-performing loans            2,340     1,847
     Other real estate                       717       548
                                         -------   -------
              Total                        3,057     2,395
                                         =======   =======
     Percentage of total loans outstanding  2.12      1.64
     Percentage of total assets             1.38      1.14


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,173     2,347

     Loans charged off:

     Commercial real estate, construction
      and land development                     0        25
     Commercial, industrial and agricultural   7       213
     Real estate - residential mortgage       12         0
     Consumer                                174       226
                                         -------   -------
              Total loans charged off        193       464
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     4        38
     Commercial, industrial and agricultural  76       106
     Real estate - residential mortgage        3        35
     Consumer                                 29        61
                                         -------   -------
              Total recoveries               112       240
                                         -------   -------

       Net charge-offs (recoveries)           81       224
                                         -------   -------
       Current period provision for
                  loan losses                 75        50
                                         -------   -------
       Balance end of period               2,167     2,173
                                         =======    ======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2. Changes in Securities - A 100% stock dividend was paid on the common shares of Mid Penn Bancorp on August 25, 1997.

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- Nothing to report

Item 5. Other Information - The Bank received permission from the Pennsylvania Department of Banking and the FDIC to operate a mobile branch in the counties of Dauphin and Cumberland for the purpose of collecting deposits from commercial customers. The mobile branch is scheduled to begin operation by year end. In addition, the corporation is pursuing and has received a positive preliminary opinion on the listing of its common stock on the American Stock
Exchange in New York, New York. The final application for listing is expected to be submitted by the corporation to AMEX by mid-November 1997.

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
 b.  Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Gerald D. Schoffstall
By:Eugene F. Shaffer               By:Gerald D. Schoffstall
Chairman, Pres. & CEO              Treasurer
Date:  November 1, 1997            Date:  November 1, 1997