Form 10-Q/A
period 1997-09-30
MID PENN BANCORP INC
filed 1997-11-13
CIK 879635

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


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        Sept. 30,   Dec. 31,
                                          1997       1996
                                        --------   --------
ASSETS:
   Cash and due from banks                 4,140      4,442
   Interest bearing balances              34,270     28,433
   Available-for-sale securities          37,068     28,733
   Federal funds sold                          0          0
   Loans                                 144,096    146,393
     Less:
        Unearned discount                  1,985      1,879
        Allowance for loan losses          2,167      2,173
                                         -------    -------
              Net loans                  139,944    142,341
                                         -------    -------
   Bank premises and equip't, net          3,217      3,397
   Other real estate                         717        548
   Accrued interest receivable             1,590      1,335
   Other assets                            1,080        943
                                         -------    -------
              Total Assets               222,026    210,172
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 16,443     15,350
   NOW                                    22,213     24,211
   Money Market                           11,690     11,575
   Savings                                17,029     17,061
   Time                                  113,010    106,474
                                         -------    -------
              Total deposits             180,385    174,671
                                         -------    -------
   Short-term borrowings                   7,351      4,512
   Accrued interest payable                1,787      1,020
   Other liabilities                       1,279        609
   Long-term debt                          4,721      4,710
                                         -------    -------
              Total Liabilities          195,523    185,522
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    2,626,608 and 1,261,029 shares at
    Sept. 30, 1997 and December 31, 1996                   									   2,627      1,261
   Surplus                                13,872     11,817
   Undivided profits                      10,290     11,937
   Unrealized holding gain on securities,
    net of estimated tax effect              247        168
     Less:  Treasury Stock at cost
              (19,056 shares)                533        533
                                         -------    -------
              Total Stockholders Equity   26,503     24,650
                                         -------     ------
              Total Liabilities & Equity 222,026    210,172
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

Loan demand remained sporadic during the first three quarters of 1997 as the banking industry continues to aggressively pursue borrowers by offering very competitive long-term, fixed-interest-rate loans. Net loans decreased to $139,944,000 during the first nine months of 1997. The net decrease was due to the $2.3 million sale of student loans and the $5.1 million sale of the credit card portfolio. Excluding the sale of student and credit card loan portfolios, other loans increased approximately five million dollars. This increase resulted largely in the commercial loan area.

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