Form 10-K405
period 1997-12-31
MID PENN BANCORP INC
filed 1998-03-27
CIK 879635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      or

[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                       Commission file number    0-20141
                                                 -------

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

          Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock, $1.00 Par Value
                         -----------------------------
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No  _____
                                                -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $52,128,147 at March 20, 1998 (a date within 60 days of the date hereof). As of March 20, 1998, the Registrant had 2,607,289 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from the Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                                    PART I
                                    ------

ITEM 1.   BUSINESS.
------    --------

     General.  Mid Penn Bancorp, Inc. (the "Registrant"), was incorporated in
     -------
the Commonwealth of Pennsylvania in August, 1991, for the sole purpose of forming a one-bank holding company. On December 31, 1991, the Registrant acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank (the "Bank"), and the Bank became a wholly owned subsidiary of the Registrant. The Bank is the Registrant's only, direct or indirect, subsidiary.

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

     As of January 9, 1998, the Registrant entered into an Agreement and Plan of Reorganization (the "Agreement") with Miners Bank of Lykens ("Miners"), pursuant to which Miners will merge with, into and under the Charter of the Bank. Under the terms of the Agreement, shareholders of Miners will receive ten (10) shares of the Registrant's Common Stock for each share of Miners common stock. Management of the Registrant estimates that the aggregate value of the transaction is approximately $4,595,750. Management believes that the acquisition is an excellent opportunity for the Registrant and will result in substantial benefit to shareholders, the community and the Bank's customers. Miners, headquartered in Lykens, Dauphin County, Pennsylvania, had total assets of approximately $28 million as of December 31, 1997. Under the terms of the Agreement, the Miners Bank at 550 Main Street, Lykens, will operate as a branch office of the Bank and all employees of Miners will be employed by the Bank.
The Bank, which is headquartered in Millersburg, Dauphin County, Pennsylvania, presently has 9 offices in Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania with total assets of approximately $229 million as of December 31, 1997. Subject to receipt of required regulatory approvals, including the approval of the Federal Deposit Insurance Corporation and the Department of Banking of the Commonwealth of Pennsylvania, management anticipates consummation of the transaction in late spring, 1998.

     At December 31, 1997, the Registrant's consolidated assets, deposits and shareholders' equity were approximately $228,755,000, $192,239,000 and $26,883,000, respectively. The Registrant's primary business consists of attracting deposits from its network of community banking offices operated by the Bank. The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, personal loans, mortgage and home equity loans, secured and unsecured commercial loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. Deposits of the Bank are insured by the Bank Insurance Fund (the "BIF") of the FDIC to the maximum extent provided by law.

     The Registrant may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Registrant notes that a variety of factors could cause the Registrant's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Registrant's forward-looking statements.
The risks and uncertainties that may affect the operations, performance, development and results of the Registrant's business include the following: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.

     The Registrant operates in a heavily regulated environment. Changes in laws and regulations affecting the Registrant and it's subsidiary, the Bank, may have an impact on operations. See "Supervision and Regulation--The Registrant" and "Supervision and Regulation--The Bank."

     Employees.  At December 31, 1997, the Registrant had 71 full-time and 30
     ---------
part-time employees. None of these employees is represented by a collective bargaining agent, and the Registrant believes it enjoys good relations with its personnel.

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

     Environmental Laws. Neither the Registrant nor the Bank anticipate that
     ------------------
compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrower from entering into a loan transaction with the Bank. The Registrant is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

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

     Supervision and Regulation - The Registrant.  The Registrant is subject to
     -------------------------------------------
the provisions of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"), and to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Board"). The Holding Company Act requires the Registrant to secure the prior approval of the Board before it owns or controls, directly or indirectly, more than 5 percent of the voting shares or substantially all of the assets of any institution, including another bank. The Holding Company Act prohibits acquisition by the Registrant of more than 5 percent of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

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

     The Board, the FDIC and other federal regulators have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 percent (of which at least 4 percent must be in the form of common stockholders' equity). The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. The Registrant and the Bank have capital ratios exceeding regulatory requirements. For information concerning the Registrant's ratios, please see page 17 of the Registrant's 1997 Annual Report to Shareholders, which page is included at Exhibit 13 hereto and incorporated herein by reference. A detailed discussion of the Bank's regulatory capital requirements is set forth below in "Supervision and Regulation--The Bank."

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

     Federal Taxation.  The Registrant and the Bank are subject to those rules
     ----------------
of federal income taxation generally applicable to corporations and report their respective income and expenses on the accrual method of accounting. The Registrant and its subsidiary file a consolidated federal income tax return on a calendar year basis. Intercompany distributions (including dividends) and certain other items of income and loss derived from intercompany transactions are eliminated upon consolidation of all the consolidated group members' respective taxable income and losses.

     The Internal Revenue Code (the "IRC") imposes a corporate alternative minimum tax ("AMT"). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the tentative AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of
(i) the sum of (a) regular taxable income plus (b) certain adjustments, as provided in IRC Sections 56 and 58 and tax preference items, as provided in IRC
Section 57 ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, that such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $310,000). The excess of the tentative AMT over the regular tax for the taxable year is the tax payer's net minimum tax liability.

     State Tax.  The Registrant is subject to the Pennsylvania Corporate Net
     ---------
Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1996 and thereafter is 9.99% and is imposed upon a corporate taxpayer's unconsolidated taxable income for federal tax purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently .0125%.

     Supervision and Regulation--The Bank  The Bank's deposits are insured by
     ------------------------------------
the BIF of the FDIC. The Bank is not a member of the Federal Reserve System. The Bank is subject to supervision, regulation and examination by the Department and by the FDIC. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operation.

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

                                                 Total                       Tier 1                                        Under a
                                                 Risk-                       Risk-                           Tier 1        Capital
                                                 Based                       Based                          Leverage       Order or
                                                 Ratio                       Ratio                            Ratio        Directive
                                                 -----                       ------                         ---------      ---------
CAPITAL CATEGORY
Well capitalized         greater than or equal to 10.0   greater than or equal to 6.0   greater than or equal to  5.0         No
Adequately capitalized   greater than or equal to 8.0    greater than or equal to 4.0   greater than or equal to  4.0*
Undercapitalized                       less than  8.0                  less than  4.0                 less than   4.0*
Significantly
undercapitalized                       less than  6.0                  less than  3.0                 less than   3.0
Critically
undercapitalized                                                                          less than or equal to   2.0

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

ITEM 2.   PROPERTIES.
-------   ----------

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

Carlisle Pike Branch Office                Branch Bank
4622 Carlisle Pike
Mechanicsburg, PA 17055

Harrisburg Branch Office                   Branch Bank
4098 Derry Street
Harrisburg, PA 17111

Tower City Branch Office                   Branch Bank
545 East Grand Avenue
Tower City, PA 17980

Dauphin Branch Office                      Branch Bank
1001 Peters Mountain Road
Dauphin, PA 17018

     All of these properties are in good condition and are deemed by management to be adequate for the Bank's purposes.

ITEM 3.   LEGAL PROCEEDINGS.
------    -----------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
------    ---------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------    ----------------------------------------------------------------------

     The information required by this Item, regarding market value, dividend payment, and number of shareholders is set forth on page 2 of the Registrant's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

     As of March 20, 1998, there were approximately 715 shareholders of record of the Registrant's common stock.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

     The information required by this Item is set forth on page 35 of the Registrant's Annual Report to Shareholders, which page are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATION.
          ---------------------

     The information required by this Item is set forth on pages 21 through 34 of the Registrant's Annual Report to Shareholders, which pages are included at
Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------  ----------------------------------------------------------

     The information required by this Item is set forth on pages 32 through 34 of theRegistrant's Annual Report to Shareholders, which page is included at
Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   -------------------------------------------

     The information required by this Item is set forth on pages 5 through 20 of the Registrant's Annual Report to Shareholders, which pages are included at
Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     The information required by this Item, relating to directors, executive officers, control persons is set forth on pages 5 through 7 and 13 and 14 of the Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

     Section 16(a) Beneficial Ownership Compliance.  Section 16(a) of the
     ---------------------------------------------
Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1996 through December 31, 1996, its officers and directors were in compliance with all filing requirements applicable to them, with the exception of Mr. Dakey, who inadvertently filed one late form to report one transaction.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     The information required by this Item, relating to executive compensation, is set forth in pages 8 through 12 of the Registrant's Proxy Statement to be used in connection with the 1997 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 3 and 4 of the Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 13, of the Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which page is incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.
-------   ------------------------------------------------------------------

     (a)  1.  Financial Statements.

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

              3(i) Registrant's Articles of Incorporation. (Incorporated by Reference to Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

              3(ii) Registrant's By-laws. (Incorporated by Reference to Exhibit
                    3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

               10.1 Retirement Bonus Plan for the Board of Directors of Mid Penn
                    Bank. (Incorporated by Reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

               10.2 Agreement and Plan of Reorganization, dated as of January 9,
                    1998, among Mid Penn Bancorp, Inc., Mid Penn Bank and Miners Bank of Lykens, (Lykens, PA.).

               11 Statement re: Computation of Earnings per share. (Included herein at Exhibit 13, at page 6 of Registrant's Annual Report to Shareholders.)

               12   Statements re: Computation of Ratios. (Included herein at
                    Exhibit 13, at page 17 of Registrant's Annual Report to Shareholders.)

               13   Excerpts from Registrant's 1997 Annual Report to
                    Shareholders.

               21   Subsidiaries of the Registrant.

               23 Consent of Parente, Randolph, Orlando Carey & Associates, independent auditors.

               27   Financial Data Schedule.

     (b) No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

     (c) The exhibits required herein are included under Item 14(a), above.

     (d) NOT APPLICABLE.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MID PENN BANCORP, INC.
                              -----------------------------------------
                                             (Registrant)


                              By    /s/ Eugene F. Shaffer
                                    ---------------------
                                    Eugene F. Shaffer
                                    President and Chief Executive Officer


                              Date  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                              DATE
                                                              ----


By   /s/ Eugene F. Shaffer                                   March 25, 1998
     -----------------------------------                  ----------------------
     Eugene F. Shaffer
     Chairman of the Board of Directors,
     President, Chief Executive Officer
     and Director (principal executive officer)


By   /s/ Kevin W. Laudenslager                               March 25, 1998
     -----------------------------------                  ----------------------
     Kevin W. Laudenslager
     Treasurer (principal financial and
     accounting officer)


By   /s/ Jere M. Coxon                                       March 25, 1998
     -----------------------------------                  ----------------------
     Jere M. Coxon, Director


By   /s/ Alan W. Dakey                                       March 25, 1998
     -----------------------------------                  ----------------------
     Alan W. Dakey, Director

By   /s/ Earl R. Etzweiler                                   March 25, 1998
     -----------------------------------                  ----------------------
     Earl R. Etzweiler, Director


By   /s/ Charles F. Lebo                                     March 25, 1998
     -----------------------------------                  ----------------------
     Charles F. Lebo, Director


By   /s/ Warren A. Miller                                    March 25, 1998
     -----------------------------------                  ----------------------
     Warren A. Miller, Director


By   /s/ William G. Nelson                                   March 25, 1998
     -----------------------------------                  ----------------------
     William G. Nelson, Director


By   /s/ Edwin D. Schlegel                                   March 25, 1998
     -----------------------------------                  ----------------------
     Edwin D. Schlegel, Director


By   /s/ Guy J. Snyder, Jr.                                  March 25, 1998
     -----------------------------------                  ----------------------
     Guy J. Snyder, Jr., Director

                                 EXHIBIT INDEX

                                                                 Page Number
                                                             in Manually Signed
Exhibit No.                                                       Original
-----------                                                       --------

3(i)    Registrant's Articles of Incorporation.  (Incorporated by
        Reference to Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

3(ii)   Registrant's By-laws.  (Incorporated by Reference to
        Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

10.1    Retirement Bonus Plan for the Board of Directors of Mid Penn
        Bank. (Incorporated by Reference to Exhibit 10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

10.2 Agreement and Plan of Reorganization, dated as of January 9, 1998, among Mid Penn Bancorp, Inc., Mid Penn Bank and Miners Bank of Lykens, (Lykens, PA.).

11 Statement re: Computation of Earnings per share. (Included herein at Exhibit 13, at page 6 of Registrant's Annual Report to Shareholders.)

12 Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 17 of Registrant's Annual Report to Shareholders.)

13      Excerpts from Registrant's 1997 Annual Report to Shareholders.

21      Subsidiaries of the Registrant.

23      Consent of Parente, Randolph, Orlando Carey & Associates,
                           independent auditors.

27      Financial Data Schedule.