Form 10-Q
period 1998-03-31
MID PENN BANCORP INC
filed 1998-05-12
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998


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

2,607,289 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 1998.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        March 31,   Dec. 31,
                                          1998       1997
                                        --------   --------
ASSETS:
   Cash and due from banks                 3,946      4,409
   Interest bearing balances              40,786     35,727
   Available-for-sale securities          42,331     39,501
   Federal funds sold                          0        400
   Loans                                 147,706    145,629
     Less:
        Unearned discount                  1,916      1,943
        Allowance for loan losses          2,220      2,176
                                         -------    -------
              Net loans                  143,570    141,510
                                         -------    -------
   Bank premises and equip't, net          3,504      3,186
   Other real estate                         462      1,355
   Accrued interest receivable             1,648      1,594
   Other assets                              951      1,093
                                         -------    -------
              Total Assets               237,198    228,775
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 18,341     19,612
   NOW                                    23,646     23,086
   Money Market                           13,817     11,675
   Savings                                17,905     17,454
   Time                                  117,296    120,412
                                         -------    -------
              Total deposits             191,005    192,239
                                         -------    -------
   Short-term borrowings                   5,686      2,234
   Accrued interest payable                1,455      1,178
   Other liabilities                       1,126        553
   Long-term debt                         10,654      5,688
                                         -------    -------
              Total Liabilities          209,926    201,892
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    2,626,608 shares at March 31, 1998 and
    December 31, 1997                      2,627      2,627
   Surplus                                13,872     13,872
   Undivided profits                      11,033     10,605
   Unrealized holding gain on securities,
    net of estimated tax effect              281        318
     Less:  Treasury Stock at cost
            (19,319 and 19,241 shs., resp.)  541        539
                                         -------    -------
              Total Stockholders Equity   27,272     26,883
                                         -------     ------
              Total Liabilities & Equity 237,198    228,775
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months
                              Ended March 31,
                               1998   1997
INTEREST INCOME:               -----  -----
  Interest & fees on loans     3,274  3,275
  Int.-bearing balances          591    444
  Treas. & Agency securities     366    225
  Municipal securities           220    185
  Other securities                11     13
  Fed funds sold and repos         0      0
                               -----  -----
       Total Int. Income       4,462  4,142
                               -----  -----
INTEREST EXPENSE:
  Deposits                     1,946  1,779
  Short-term borrowings           86     39
  Long-term borrowings           116     80
                               -----  -----
       Total Int. Expense      2,148  1,898
                               -----  -----
       Net Int. Income         2,314  2,244
PROVISION FOR LOAN LOSSES         25     25
                               -----  -----
  Net Int. Inc. after Prov.    2,289  2,219
                               -----  -----
NON-INTEREST INCOME:
  Trust Dept                       8      4
  Service Chgs. on Deposits       95     70
  Investment sec. gains, net       0     -1
  Other                          299     95
                               -----  -----
  Total Non-Interest Income      402    168
                               -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          704    639
  Occupancy, net                  75     74
  Equipment                      103     87
  PA Bank Shares tax              74     61
  Other                          445    299
                               -----  -----
       Tot. Non-int. Exp.      1,401  1,160
                               -----  -----
  Income before income taxes   1,290  1,227
INCOME TAX EXPENSE               367    354
                               -----  -----

       NET INCOME                923    873
                               =====  =====
Other Comprehensive Income, net
     of tax:
  Unrealized holding losses on
   securities arising during the
   period                        -37   -217
  Less:  reclassification
   adjustments for gains included
   in net income                   0      0
                               -----  -----
  Other comprehensive income     -37   -217
                               -----  -----
       Comprehensive Income      886    656
                               =====  =====

NET INCOME PER SHARE            0.35   0.33
                               =====  =====
Weighted Average No. of
  Shares Outstanding       2,606,138  2,608,143



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                 For the three months ended:
                                        March 31,  March 31,
                                          1998      1997
                                        --------  --------
Operating Activities:
  Net Income                                 923       873
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                   25        25
  Depreciation                                83        83
  Loss (gain) on sale of investment
    securities                                 0        -1
  Loss (gain) on sale/disposal of bank
    premises and equipment                     0         0
  Loss (gain) on the sale of foreclosed
    assets                                  -209         0
  Change in interest receivable              -54       -67
  Change in other assets                     142      -443
  Change in interest payable                 277       326
  Change in other liabilities                573       561
  Other, net                                   0         0
                                         -------   -------
            Net cash provided by
            operating activities:          1,760     1,357
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances    -5,059     1,161
  Proceeds from sale of securities         2,460     2,166
  Proceeds from the maturity of secs.          0     3,267
  Purchase of investment securities       -5,355    -4,757
  Net decrease in loans                   -2,085      -305
  Net purchases of fixed assets             -401       -16
  Proceeds from sale of other real estate  1,128        36
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash provided by
            investing activities          -9,312     1,552
                                         -------   -------
Financing Activities:
  Net increase in demand and savings       1,882      -325
  Net increase in time deposits           -3,116      -184
  Net increase in sh-term borrowings       3,452    -3,772
  Net increase in long-term borrowings     4,966     2,076
  Cash dividend declared                    -495      -472
                                         -------   -------
            Net cash provided by
            financing activities          .6,689    -2,677
                                         -------   -------
  Net increase in cash & equivalents        -863       232
  Cash & cash equivalents, beg of period   4,809     4,442
                                         -------   -------
  Cash & cash equivalents, end of period   3,946     4,674
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                            5         46
  Transfers to other real estate               0         0


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the three months ended March 31, 1998, compared to year-end 1997 and the Results of Operations for the first quarter of 1998 compared to the same period in 1997.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 1998, amounted to $237,198,000, an increase of $8,423,000 or 3.7% from the total assets as of December 31, 1997.

During the first quarter of 1998, insured jumbo certificates of deposit of other institutions, interest bearing balances, were yielding a higher return than other comparable investments. Management took this opportunity to increase the Bank's investment in interest bearing balances by approximately $5 million. These balances were funded with a 10 year/1 year convertible FHLB borrowing securing a positive spread.

Available for sale securities were also increased during the quarter in response to favorable return opportunities on certain agency and municipal bonds.

Loan demand, particularly in the area of commercial real estate, showed some renewed strength during the first three months of 1998. Even though the Bank experienced some large payoffs in the commercial loan portfolio along with a continued competitive pricing environment, net loans increased by more than $2 million during the quarter with additional funding activity to carry over into the second quarter.

Foreclosed assets held for sale decreased to $462,000 during the first quarter of 1998 due to the sale of one residential property, one commercial property, and several lots of undeveloped land. These sales of other real estate resulted in an after-tax gain of approximately $127,000. As of March 31, 1998, the balance of foreclosed assets held for sale consisted of undeveloped land including farmland, one single-family residence and one commercial property.

Total deposits decreased by $1,234,000 during the first three months of 1998. This decrease was largely due to the run-off of some short-term jumbo certificates of deposit issued to municipalities. Lower costing demand and savings deposits actually increased by $1,882,000 during the quarter.

Short-term borrowings, consisting of overnight borrowings, increased by $3.5 million from year end.

All components of long-term debt are advances from the FHLB.
Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

RESULTS OF OPERATION

Net income for the first quarter of 1998 was $923,000, compared with $873,000 earned in the same quarter of 1997. Net income per share for the first quarter ended March 31, 1998, increased to $.35 from $.33 earned in the same period of 1997. Net income on an annualized basis at March 31, 1998, as a percent of total average assets, also known as return on assets (ROA) was 1.6% as compared to 1.7% for the same period in 1997. Net income as a percentage of stockholders' equity, also known as return on equity,
(ROE), was 13.6% on an annualized basis for the first quarter of 1998 as compared to 14.1% for the same period in 1997.

A principal reason for the increase in net income was an increase in net interest income. Net interest income was $2,314,000 for the quarter ended March 31, 1998, an increase of $70,000 over the same period of 1997. The net interest margin on average earning assets was 4.4% at March 31, 1998, compared to 4.7% at March 31, 1997 as margins continued to be challenged by strong rate competition for loans. A significant contribution to the increase in net interest income was the increase in volume in earning assets as the corporation poises to use increased leverage, in light of a very strong equity position, to increase earnings

The Bank made a provision for loan losses of $25,000 during the first quarters of 1998 and 1997. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation now during stronger economic times. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income increased to $402,000 for the first quarter of 1998 over $168,000 earned during the same quarter of 1997. The major increase in non-interest income came from the gain on several parcels of other real estate which were sold during the first quarter of 1998. The pretax gain on these sales amounted to $192,000. Another significant contribution to non-interest income is insufficient fund
(NSF) fee income. NSF fee income contributed in excess of $54,000 during the first quarter of 1998. The Corporation has also implemented service charges for non-customer usage of Mid Penn Bank owned cash machines. Expected income from ATM service charging should yield in excess of $60,000 by year end.

Non-interest expense during the first quarter of 1998 increased significantly over the same period of 1997 due to several factors. The Corporation spent 24,000 additional dollars in 1998 on advertising. The additional advertising was used to promote the Bank's free business checking account and the Bank's IRA program in light of the new IRA options including Roth and educational IRAs. The additional advertising was also spurred by the bank merger activity in our market area which created opportunities for attracting new customers who were unhappy with their former banks' mergers. The Corporation also incurred $18,000 in legal and administrative costs associated with the Bancorp's proposed merger with Miners Bank of Lykens, a one office bank with approximately $28 million in assets at December 31, 1997. Also the Bank incurred $17,000 additionally in the first quarter of 1998 on losses, including both realized and unrealized, on the residential mortgages sold to FNMA.
These losses are offset by both up-front origination fees and ongoing servicing fees associated with these loans. Additionally, the Corporation incurred $20,000 in costs associated with the property held for sale as other real estate, and in excess of $15,000 in finder's fees for the hire additional Bank management talent.

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

Funds generated from operations contributed a major source of funds for the first quarter of 1998. The major source of funds came from borrowings from the FHLB. Net short-term borrowings increased by $3,452,000, and long-term borrowings by $4,966,000. Proceeds of the sale of other real estate provided an additional $1,128,000.

The major use of funds during the period was a net increase of $5,059,000 in interest bearing balances and a net increase of $2,895,000 in investments purchased to realize a spread over the cost of corresponding funding. Another major use of funds is the $2,085,000 increase net loans.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $1,791,000 representing 0.76% of total assets at March 31, 1998, from $2,086,000 or 0.91% of total assets at December 31, 1997.
Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 1998.

The Allowance for Loan Losses at March 31, 1998, was
$2,220,000 or 1.52% of loans, net of unearned interest, as compared to $2,176,000 or 1.51% of loans, net of unearned interest, at December 31, 1997.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        March 31,  Dec. 31,
                                          1998      1997
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       358       312
     Past due 90 days or more                385       207
     Restructured loans                      586       212
                                         -------   -------
     Total non-performing loans            1,329       731
     Other real estate                       462     1,355
                                         -------   -------
              Total                        1,791     2,086
                                         =======   =======
     Percentage of total loans outstanding  1.23      1.43
     Percentage of total assets             0.76      0.91


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,176     2,173

     Loans charged off:

     Commercial real estate, construction
      and land development                     0         4
     Commercial, industrial and agricultural   0        32
     Real estate - residential mortgage        0        12
     Consumer                                  5       194
                                         -------   -------
              Total loans charged off          5       242
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     6         4
     Commercial, industrial and agricultural   9       107
     Real estate - residential mortgage        0         3
     Consumer                                  9        31
                                         -------   -------
              Total recoveries                24       145
                                         -------   -------

       Net (charge-offs) recoveries           19       (97)
                                         -------   -------
       Current period provision for
                  loan losses                 25       100
                                         -------   -------
       Balance end of period               2,220     2,176
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

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
-Nothing to report

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
b.  Reports on Form 8-K - The Corporation filed a Current
Report on Form 8-K dated January, 9, 1998, with respect to the proposed acquisition of Miners Bank of Lykens, which Report was filed with the Commission on January
16, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Kevin W. Laudenslager
By:Eugene F. Shaffer               By:Kevin W. Laudenslager
Chairman, Pres. & CEO              Treasurer
Date:  April 12, 1998              Date:  April 12, 1998