Form 10-Q
period 1998-06-30
MID PENN BANCORP INC
filed 1998-08-04
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998


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

                   [  ] Yes      [ X ] No



Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

2,607,549 shares of Common Stock, $1.00 par value per share, were outstanding as of June 30, 1998.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        June 30,   Dec. 31,
                                          1998       1997
                                        --------   --------
ASSETS:
   Cash and due from banks                 4,635      4,409
   Interest bearing balances              39,397     35,727
   Available-for-sale securities          43,801     39,501
   Federal funds sold                          0        400
   Loans                                 149,267    145,629
     Less:
        Unearned discount                  1,921      1,943
        Allowance for loan losses          2,244      2,176
                                         -------    -------
              Net loans                  145,102    141,510
                                         -------    -------
   Bank premises and equip't, net          3,445      3,186
   Other real estate                         428      1,355
   Accrued interest receivable             1,690      1,594
   Other assets                              990      1,093
                                         -------    -------
              Total Assets               239,488    228,775
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 19,123     19,612
   NOW                                    23,874     23,086
   Money Market                           15,462     11,675
   Savings                                18,569     17,454
   Time                                  112,597    120,412
                                         -------    -------
              Total deposits             189,625    192,239
                                         -------    -------
   Short-term borrowings                   4,029      2,234
   Accrued interest payable                1,645      1,178
   Other liabilities                         880        553
   Long-term debt                         15,620      5,688
                                         -------    -------
              Total Liabilities          211,799    201,892
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    2,626,608 shares at June 30, 1998 and
    December 31, 1997                      2,627      2,627
   Surplus                                13,872     13,872
   Undivided profits                      11,435     10,605
   Unrealized holding gain on securities,
    net of estimated tax effect              288        318
     Less:  Treasury Stock at cost
              (19,059 and 19,241 shares)     533        539
                                         -------    -------
              Total Stockholders Equity   27,689     26,883
                                         -------     ------
              Total Liabilities & Equity 239,488    228,775
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Six Months
                              Ended June 30,  Ended June 30,
                               1998   1997     1998   1997
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,355  3,419    6,629  6,694
  Int.-bearing balances          626    453    1,217    897
  Treas. & Agency securities     407    261      773    486
  Municipal securities           226    186      446    371
  Other securities                12     19       23     32
  Fed funds sold and repos         9      9        9      9
                               -----  -----    -----  -----
       Total Int. Income       4,635  4,347    9,097  8,489
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     1,952  1,798    3,898  3,577
  Short-term borrowings           26     41      112    110
  Long-term borrowings           213     79      329    129
                               -----  -----    -----  -----
       Total Int. Expense      2,191  1,918    4,339  3,816
                               -----  -----    -----  -----
       Net Int. Income         2,444  2,429    4,758  4,673
PROVISION FOR LOAN LOSSES         25     25       50     50
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,419  2,404    4,708  4,623
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust Dept                      47     34       55     38
  Service Chgs. on Deposits      107     73      202    143
  Investment sec. gains, net       2      0        2     -1
  Gain on sale of loans           23     64       23     64
  Other                          100     80      399    175
                               -----  -----    -----  -----
  Total Non-Interest Income      279    251      681    419
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          753    666    1,457  1,305
  Occupancy, net                  76     75      151    149
  Equipment                      112     92      215    179
  PA Bank Shares tax              60     60      134    121
  Other                          459    390      904    689
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,460  1,283    2,861  2,443
                               -----  -----    -----  -----
  Income before income taxes   1,238  1,372    2,528  2,599
INCOME TAX EXPENSE               341    410      708    764
                               -----  -----    -----  -----

       NET INCOME                897    962    1,820  1,835
                               =====  =====    =====  =====
Other Comprehensive Income, net
     of tax:
  Unrealized holding losses on
   securities arising during the
   period                          9    174      -28    -44
  Less:  reclassification
   adjustments for gains included
   in net income                   2      0        2     -1
                                ----   ----     ----   ----
  Other comprehensive income       7    174      -30    -43
                                ----   ----     ----   ----
       Comprehensive Income      904  1,136    1,790  1,792
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.34   0.37      .70    .70
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       2,605,552       2,605,843
                                  2,607,552       2,607,552


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                   For the six months ended:
                                        June 30,  June 30,
                                          1998      1997
                                        --------  --------
Operating Activities:
  Net Income                               1,820     1,835
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                   50        50
  Depreciation                               177       166
  Change in interest receivable              -96       -69
  Change in other assets                     103      -179
  Change in interest payable                 467       420
  Change in other liabilities                327       209
  Other, net                                   0         0
                                         -------   -------
            Net cash provided by
            operating activities:          2,848     2,432
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances    -3,670    -2,271
  Proceeds from sale of securities             0     3,267
  Proceeds from the maturity of secs.      4,953     2,926
  Purchase of investment securities       -9,327   -10,003
  Proceeds from the sale of loans          1,574     2,338
  Net decrease in loans                   -5,402    -1,984
  Net purchases of fixed assets             -436       -55
  Proceeds from sale of other real estate  1,163       153
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash provided by
            investing activities         -11,145    -5,629
                                         -------   -------
Financing Activities:
  Net increase in demand and savings       5,201       551
  Net increase in time deposits           -7,815    -1,458
  Net increase in sh-term borrowings       1,795     5,523
  Net increase in long-term borrowings     9,932        44
  Cash dividend declared                    -990      -955
                                         -------   -------
            Net cash provided by
            financing activities           8,123     3,705
                                         -------   -------
  Net increase in cash & equivalents        -174       508
  Cash & cash equivalents, beg of period   4,809     4,442
                                         -------   -------
  Cash & cash equivalents, end of period   4,635     4,950
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                            27       138
  Transfers to other real estate               0       326


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the six months ended June 30, 1998 compared to year end 1997 and the Results of Operations for the second quarter and first half of 1998 compared to the same periods in 1997.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 1998, amounted to $239,488,000, an increase of $9,886,000 or 4.9% over the total assets as of December 31, 1997.

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

Available for sale securities were also increased during the first half in response to favorable return opportunities on certain agency and municipal bonds.

Loan demand, particularly in the area of commercial real estate, showed some renewed strength during the first half of 1998. Even though the Bank experienced some large payoffs in the commercial loan portfolio along with a continued competitive pricing environment, net loans increased by more than $3 million during the six-month period.

Foreclosed assets held for sale decreased to $428,000 during the first half of 1998 due to the sale of one residential property, one commercial property, and several lots of undeveloped land. These sales of other real estate resulted in an after-tax gain of approximately $137,000. As of June 30, 1998, the balance of foreclosed assets held for sale consisted of undeveloped land including farmland, one single family residence and one commercial property.

Total deposits decreased by $2,614,000 during the first half of 1998. This decrease was largely due to the run-off of some short-term jumbo certificates of deposit issued to municipalities. Lower costing demand and savings deposits actually increased by $5,201,000 during the first half largely due to a new money market deposit account offered by the Bank.

Short-term borrowings, consisting of overnight borrowings, increased by $1.8 million from year end.

All components of long-term debt are advances from the FHLB.
Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

RESULTS OF OPERATION

Net income for the first half of 1998 was $1,820,000, compared to $1,835,000 earned in the same period of 1997. Net income per share for both the six months ended June 30, 1998 and the same period of 1997 was $.70. Net income on an annualized basis at June 30, 1998, as a percent of total average assets, also known as return on assets (ROA) was 1.5% as compared to 1.8% for the same period in 1997. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.6% on an annualized basis for the first half of 1998 as compared to 14.9% for the same period in 1997.

Second quarter net income was $897,000, or $.34 per share, in 1998 as compared to $962,000, or $.37 per share, during the same period of 1997.

Net interest income for the six month period ended June 30, 1998, was $4,758,000 an increase of $85,000 over the same period of 1997. The net interest margin on average earning assets was 4.5% at June 30, 1998, compared to 4.9% at June
30, 1997 as margins continued to be challenged by strong rate competition for loans. A significant contribution to the increase in net interest income was an increase in volume in earning assets as the corporation poises to use increased leverage, in light of a very strong equity position, to increase earnings.

The Bank made a provision for loan losses of $50,000 during the first half of 1998 and 1997. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation during the present period of economic strength. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income increased to $681,000 for the first half of 1998 as compared to $419,000 earned during the same period of 1997. The major increase in non-interest income came from the gain on several parcels of other real estate which were sold during the first half of 1998. The pretax gain on these sales amounted to $207,000. Another significant contribution to non-interest income is NSF fee income. NSF fee income contributed in excess of $143,000 during the first half of 1998. The Corporation has also implemented service charges for non-customer usage of Mid Penn Bank owned cash machines. Expected income from ATM service charging should yield in excess of $60,000 by year end.

Non-interest expense during the first half of 1998 increased significantly over the same period of 1997 due to several factors. The Corporation spent $35,000 additional dollars in 1998 on advertising. The additional advertising was used to promote the Bank's free business checking account and the Bank's IRA program in light of the new IRA options including Roth and educational IRAs. The additional advertising was also spurred by the bank merger activity in our market area which created opportunities for attracting new customers who were unhappy with their former banks' mergers. The Corporation also incurred $71,000 in legal and administrative costs associated with the Bancorp's upcoming merger with Miners Bank of Lykens, a one office bank with approximately $28 million in assets at December 31, 1997. Also the Bank incurred $31,000 additionally in the first half of 1998 on losses on the residential mortgages sold to FNMA. These losses are offset by both up-front origination fees and ongoing servicing fees associated with these loans. Additionally, the Corporation incurred $25,000 in costs associated with the property held for sale as other real estate, and in excess of $15,000 in finder's fees for the hire of additional Bank management talent.

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

Funds generated from operations contributed a major source of funds for the first six months of 1998. Another major source of funds came from borrowings from the FHLB. Net short-term borrowings increased by $1,795,000, and long-term borrowings by $9,932,000. A new money market deposit account helped generate a net increase in demand and savings deposits of $5,201,000. Proceeds from the sale of student loans and other real estate provided additional funds of $1,574,000 and $1,163,000, respectively.

The major uses of funds during the period included a net decrease in time deposits -- largely high-cost short-term jumbo certificates of deposit. Commercial loan demand, particularly in the area of commercial real estate, led to the net use of funds for loans of $5,402,000. Other major uses included a net increase of $3,670,000 in interest bearing balances and a net increase of $4,374,000 in investments, purchased to realize a spread over the cost of corresponding funding.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets were $2,095,000 representing
0.87% of total assets at June 30, 1998, compared to $2,086,000 or 0.91% of total assets at December 31, 1997.
Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 1998.

The Allowance for Loan Losses at June 30, 1998, was
$2,224,000 or 1.51% of loans, net of unearned interest, as compared to $2,176,000 also 1.51% of loans, net of unearned interest, at December 31, 1997.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

MERGER WITH MINERS BANK OF LYKENS

Mid Penn Bancorp will be merging with Miners Bank of Lykens, in a pooling of interests transaction, after close of business on July 10, 1998. Mid Penn Bancorp will be the surviving entity. Miners Bank will be contributing approximately $27,900,000 in total assets, $24,900,000 in deposits and $2,848,000 in capital to the corporation. Miners Bank of Lykens earned $37,000 in net income for the year 1998 through the date of the merger.

                 MID PENN BANCORP, INC.

                                        June 30,  Dec. 31,
                                          1998      1997
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       489       312
     Past due 90 days or more                273       207
     Restructured loans                      905       212
                                         -------   -------
     Total non-performing loans            1,667       731
     Other real estate                       428     1,355
                                         -------   -------
              Total                        2,095     2,086
                                         =======   =======
     Percentage of total loans outstanding  1.40      1.43
     Percentage of total assets             0.87      0.91


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,176     2,173

     Loans charged off:

     Commercial real estate, construction
      and land development                     0         4
     Commercial, industrial and agricultural   0        32
     Real estate - residential mortgage        8        12
     Consumer                                 19       194
                                         -------   -------
              Total loans charged off         27       242
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     7         4
     Commercial, industrial and agricultural  25       107
     Real estate - residential mortgage        0         3
     Consumer                                 13        31
                                         -------   -------
              Total recoveries                45       145
                                         -------   -------

       Net charge-offs (recoveries)           18       -97
                                         -------   -------
       Current period provision for
                  loan losses                 50       100
                                         -------   -------
       Balance end of period               2,244     2,176
                                         =======    ======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- At the Annual Meeting of Shareholders held on April 28, 1998, a vote was held for the election of Class C directors:
Earl R. Etzweiler and William G. Nelson to serve for a three-year term, and to ratify the selection of Parente, Randolph, Orlando, Carey and Associates as external auditors for the corporation for the year ending December 31, 1998. Earl R. Etzweiler received 2,253,534 votes for and 6,251 votes withheld. William G. Nelson received 2,259,785 votes for and zero votes withheld. The selection of external auditors received 2,253,459 votes for, 4158 votes against, and 2167 votes abstaining.

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
 b.  Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant



/s/ Eugene F. Shaffer              /s/ Kevin W. Laudenslager
By: Eugene F. Shaffer              By: Kevin W. Laudenslager
Chairman, Pres. & CEO              Treasurer
Date:  July 27, 1998               Date:  July 27, 1998