Form 10-Q
period 1998-09-30
MID PENN BANCORP INC
filed 1998-11-13
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998


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

2,755,479 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 1998.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        Sept. 30,   Dec. 31,
                                          1998       1997
                                        --------   --------
ASSETS:
   Cash and due from banks                 4,063      5,998
   Interest bearing balances              40,389     36,004
   Available-for-sale securities          60,572     39,595
   Held-to-maturity securities (FMV: 14,204)   0     14,004
   Federal funds sold                      1,600      1,000
   Loans                                 157,031    156,519
     Less:
        Unearned discount                  2,062      1,943
        Allowance for loan losses          2,359      2,281
                                         -------    -------
              Net loans                  152,610    152,295
                                         -------    -------
   Bank premises and equip't, net          3,601      3,453
   Other real estate                         392      1,355
   Accrued interest receivable             1,834      1,886
   Other assets                              868      1,138
                                         -------    -------
              Total Assets               265,929    256,728
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 22,073     25,057
   NOW                                    26,131     26,663
   Money Market                           15,514     11,675
   Savings                                24,663     21,199
   Time                                  126,502    132,552
                                         -------    -------
              Total deposits             214,883    217,146
                                         -------    -------
   Short-term borrowings                     707      2,234
   Accrued interest payable                2,059      1,275
   Other liabilities                       1,216        654
   Long-term debt                         15,585      5,688
                                         -------    -------
              Total Liabilities          234,450    226,997
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    2,774,858 shares at Sept. 30, 1998
    and December 31, 1997                  2,775      2,775
   Surplus                                14,072     14,072
   Undivided profits                      14,516     13,105
   Unrealized holding gain on securities,
    net of estimated tax effect              658        318
     Less:  Treasury Stock at cost
              (19,379 and 19,056 shares)     542        539
                                         -------    -------
              Total Stockholders Equity   31,479     29,731
                                         -------     ------
              Total Liabilities & Equity 265,929    256,728
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Nine Months
                              Ended Sept 30,  Ended Sept 30,
                               1998   1997     1998   1997
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,698  3,507   10,797 10,692
  Int.-bearing balances          639    527    1,916  1,430
  Treas. & Agency securities     599    546    1,770  1,464
  Municipal securities           250    207      715    601
  Other securities                18     17       44     58
  Fed funds sold and repos        15     16       40     55
                               -----  -----    -----  -----
       Total Int. Income       5,219  4,820   15,282 14,300
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     2,164  2,086    6,525  6,110
  Short-term borrowings           27     96      139    206
  Long-term borrowings           217     78      546    207
                               -----  -----    -----  -----
       Total Int. Expense      2,408  2,260    7,210  6,523
                               -----  -----    -----  -----
       Net Int. Income         2,811  2,560    8,072  7,777
PROVISION FOR LOAN LOSSES         50     25      104     80
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,761  2,535    7,968  7,697
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust Dept                       8     12       63     50
  Service Chgs. on Deposits      125     81      336    236
  Investment sec. gains, net       3      0       11     -2
  Gain on sale of loans           42    862       65    926
  Other                          226     81      640    268
                               -----  -----    -----  -----
  Total Non-Interest Income      404  1,036    1,115  1,478
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          798    823    2,518  2,387
  Occupancy, net                  84     82      247    245
  Equipment                      119    122      375    351
  PA Bank Shares tax              69     65      213    196
  Other                          510    419    1,552  1,228
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,580  1,511    4,905  4,407
                               -----  -----    -----  -----
  Income before income taxes   1,585  2,060    4,178  4,768
INCOME TAX EXPENSE               523    636    1,213  1,419
                               -----  -----    -----  -----

       NET INCOME              1,062  1,424    2,965  3,349
                               =====  =====    =====  =====
Other Comprehensive Income, net
     of tax:
  Unrealized holding losses on
   securities arising during the
   period                        373    122      351     77
  Less:  reclassification
   adjustments for gains included
   in net income                   3      0       11     -2
                                ----   ----     ----   ----
  Other comprehensive income     370    122      340     79
                                ----   ----     ----   ----
       Comprehensive Income    1,432  1,546    3,305  3,428
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.39   0.52     1.07   1.22
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       2,755,285       2,754,495
                                  2,755,802       2,755,802


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                  For the nine months ended:
                                        Sept 30,  Sept 30,
                                          1998      1997
                                        --------  --------
Operating Activities:
  Net Income                               2,965     3,349
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                  104        75
  Depreciation                               304       251
  Change in interest receivable               52      -255
  Change in other assets                     270      -137
  Change in interest payable                 784       767
  Change in other liabilities                562       670
  Other, net                                   0      -137
                                         -------   -------
            Net cash provided by
            operating activities:          5,041     4,583
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances    -4,385    -5,837
  Proceeds from sale of securities         2,150     3,370
  Proceeds from the maturity of secs.     19,096     4,433
  Purchase of investment securities      -27,986   -16,123
  Proceeds from the sale of loans          6,132     7,454
  Net decrease in loans                   -6,852    -5,383
  Purchase of loans                            0         0
  Net purchases of fixed assets             -452       -71
  Proceeds from sale of other real estate  1,368       157
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash provided by
            investing activities         -10,929   -12,000
                                         -------   -------
Financing Activities:
  Net increase in demand and savings       3,787      -822
  Net increase in time deposits           -6,050     6,536
  Net increase in sh-term borrowings      -1,527     2,839
  Net increase in long-term borrowings     9,897        11
  Cash dividend declared                  -1,554    -1,449
                                         -------   -------
            Net cash provided by
            financing activities           4,553     7,115
                                         -------   -------
  Net increase in cash & equivalents      -1,335      -302
  Cash & cash equivalents, beg of period   6,998     4,442
                                         -------   -------
  Cash & cash equivalents, end of period   5,663     4,140
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                           107       193
  Transfers to other real estate             169       433


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the nine months ended September 30, 1998 compared to year end 1997 and the Results of Operations for the third quarter and first nine months of 1998 compared to the same periods in 1997.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of September 30, 1998, amounted to $265,929,000, an increase of $9,201,000 or 3.6% over the total assets as of December 31, 1997.

Mid Penn Bancorp merged with Miners Bank of Lykens, after close of business on July 10, 1998, in a pooling of interests transaction meaning that all financial information will be restated as though the two institutions had always been together. Mid Penn Bancorp is the surviving entity. Miners Bank contributed approximately $27,900,000 in total assets, $24,900,000 in deposits and $2,848,000 in capital to the corporation. Miners Bank of Lykens earned $37,000 in net income for the year 1998 through the date of the merger.


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

Available for sale securities were also increased during the first three quarters in response to favorable return opportunities on certain agency and municipal bonds.

Loan demand, particularly in the area of commercial real estate, showed some renewed strength during the first three quarters of 1998. Even though the Bank experienced some large payoffs in the commercial loan portfolio along with a continued competitive pricing environment, net loans showed a modest increase of $315,000 during the nine-month period. However, this increase is net of the sales of a portion of the Bank's student loan portfolio, which generated proceeds of $6,132,000.

Foreclosed assets held for sale decreased to $392,000 during the first nine months of 1998 due to the sale of two residential properties, one commercial property, and several lots of undeveloped land. These sales of other real estate resulted in a net after-tax gain of approximately $138,000. As of September 30, 1998, the balance of foreclosed assets held for sale consisted of undeveloped land including farmland, one single family residence and two commercial properties.

Total deposits decreased by $2,263,000 during the first nine months of 1998. This decrease was largely due to the run-off of some short-term jumbo certificates of deposit issued to municipalities prior to year-end 1997. Lower costing demand and savings deposits actually increased by $3,787,000 during the same period largely due to a new money market deposit account offered by the Bank.

Short-term borrowings, consisting mainly of overnight borrowings, decreased by $1.5 million from year end.

All components of long-term debt are advances from the FHLB.
Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

RESULTS OF OPERATION

Net income for the first three quarters of 1998 was $2,965,000, compared to $3,349,000 earned in the same period of 1997. Excluding the net gain on the sale of the Bank's credit card portfolio in 1997, earnings for the first nine months of 1998 exceeded the first nine months of 1997 by $187,000 or 6.7%. Net income per share for the nine months ended September 30, 1998 was $1.07, and for the same period of 1997 was $1.22. Net income on an annualized basis at September 30, 1998, as a percent of total average assets, also known as return on assets (ROA) was 1.5% as compared to 2.3% for the same period in 1997. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.3% on an annualized basis for the first nine months of 1998 as compared to 15.0% for the same period in 1997.

Third quarter net income was $1,062,000, or $.39 per share, in 1998 as compared to $1,424,000, or $.52 per share, during the same period of 1997. Net earnings during the third quarter of 1997 without the sale of the credit card portfolio were $853,000. Excluding this net gain on sale, earnings for the third quarter of 1998 exceeded those of the same quarter of 1997 by $209,000 or 24.9%.

Net interest income for the nine month period ended
September 30, 1998, was $8,072,000 an increase of $295,000
over the same period of 1997. The net interest margin on average earning assets was 4.5% at September 30, 1998, compared to 4.8% at September 30, 1997 as margins continued to be challenged by strong rate competition for loans. A significant contribution to the increase in net interest income was an increase in volume in earning assets as the corporation poises to use increased leverage, in light of a very strong equity position, to increase earnings.

The Bank made a provision for loan losses of $104,000 during the first nine months of 1998 compared to $75,000 made during the same period of 1997. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation during the present period of economic strength. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income amounted to $1,115,000 during the first nine months of 1998 as compared to $1,478,000 earned during the same period of 1997 which included a pre-tax gain of $862,000 on the sale of the Bank's credit card loan portfolio. A major component of 1998 non-interest income came from the gain on several parcels of other real estate which were sold during the first nine months of 1998. The pretax gain on these sales amounted to $291,000. Another significant contribution to non-interest income is NSF fee income. NSF fee income contributed in excess of $236,000 during the first three quarters of 1998. The Corporation has also implemented service charges for non-customer usage of Mid Penn Bank owned cash machines. Expected income from ATM service charging should yield in excess of $60,000 by year end.

Non-interest expense during the first nine months of 1998 increased significantly over the same period of 1997 due to several factors. The Corporation spent $35,000 additional dollars in 1998 on advertising. The additional advertising was used to promote the Bank's free business checking account and the Bank's IRA program in light of the new IRA options including Roth and educational IRAs. The additional advertising was also spurred by the bank merger activity in our market area which created opportunities for attracting new customers who were unhappy with their former banks' mergers. The Corporation also incurred $86,000 in legal and administrative costs associated with the Bancorp's merger with Miners Bank of Lykens, a one office bank with approximately $28 million in assets at December 31, 1997. Also the Bank incurred $34,000 additionally in the first nine months of 1998 on losses on the residential mortgages sold to FNMA. These losses are offset by both up-front origination fees and ongoing servicing fees associated with these loans. Additionally, the Corporation incurred $82,000 in costs associated with the property held for sale as other real estate, and in excess of $15,000 in finder's fees for the hire of additional Bank management talent.

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

Funds generated from operations contributed a major source of funds for the first nine months of 1998. Another major source of funds came from borrowings from the FHLB. Net long-term borrowings increased by $9,897,000. A new money market deposit account helped generate a net increase in demand and savings deposits of $3,787,000. Proceeds from the sale of student loans and other real estate provided additional funds of $6,132,000 and $1,368,000, respectively. Management decided on the sale of a portion of the student loan portfolio in order to reinvest these funds at a better return elsewhere in the loan portfolio.

The major uses of funds during the period included a net decrease in time deposits -- largely high-cost short-term jumbo certificates of deposit. Commercial loan demand, particularly in the area of commercial real estate, led to the net use of funds for loans of $6,852,000. Other major uses included a net increase of $4,385,000 in interest bearing balances and a net increase of $6,736,000 in investments, purchased to realize a spread over the cost of corresponding funding. Jumbo certificates of deposit of other banks have been particularly attractive investments in the current falling-interest-rate environment due to a greater time lag in rate movements on these instruments compared to the majority of other investment alternatives.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets were $2,203,000 representing 0.83% of total assets at September 30, 1998, compared to $2,091,000 or 0.81% of total assets at December 31, 1997. Most non-performing assets are supported by collateral value that appears to be adequate at September 30, 1998.

The Allowance for Loan Losses at September 30, 1998, was
$2,359,000 or 1.52% of loans, net of unearned interest, as compared to $2,281,000 or 1.48% of loans, net of unearned interest, at December 31, 1997.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

YEAR 2000 COMPLIANCE: MANAGEMENT INFORMATION SYSTEMS

The Board of Directors has established a Year 2000 compliance committee to address the risks of the critical internal bank systems that are affected by date sensitive applications, as well as external systems provided by third parties. A comprehensive Year 2000 Business Action Plan was developed detailing the sequence of events and actions to be taken as the Year 2000 approaches.

In November 1997, the Company purchased and installed an upgrade to its current systems to improve efficiencies of operations and position itself for future growth. The cost of the new system was approximately $284,000. Anticipated additional costs prior to year 2000 are estimated to be $47,000 Preconversion testing demonstrated that the new hardware and software are Year 2000 compliant. In addition, the corporation has hired a third-part Year-2000 consultant, Steve Carroll, BNP, Inc. With the aid of BNP, the corporation has developed a Year-2000 testing master plan, organization chart and detailed work plan. The testing plan includes several phases of testing with all mission critical testing scheduled for completion by December 10, 1998.

The corporation's software provider, ITI, has determined to be Year 2000 ready. This readiness is being confirmed by internal testing at Mid Penn Bancorp in accordance with the Year-2000 testing master plan. With both software and hardware readiness, the corporation anticipates minimal risk in mission critical operations. External risks are also being assessed in conjunction with the corporation's Year 2000 Business Action Plan.

The corporation is in the process of developing contingency planning with the aid of BNP consulting. Further detail concerning our Year-2000 readiness, and the master and testing plans are available by contacting Mid Penn Bancorp.

                 MID PENN BANCORP, INC.

                                        Sept. 30,  Dec. 31,
                                          1998      1997
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       119       312
     Past due 90 days or more                287       212
     Restructured loans                    1,405       212
                                         -------   -------
     Total non-performing loans            1,811       736
     Other real estate                       392     1,355
                                         -------   -------
              Total                        2,203     2,091
                                         =======   =======
     Percentage of total loans outstanding  1.40      1.34
     Percentage of total assets             0.83      0.81


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,281     2,278

     Loans charged off:

     Commercial real estate, construction
      and land development                     0         4
     Commercial, industrial and agricultural  40        32
     Real estate - residential mortgage       40        20
     Consumer                                 27       197
                                         -------   -------
              Total loans charged off        107       253
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     7         4
     Commercial, industrial and agricultural  50       107
     Real estate - residential mortgage        0         3
     Consumer                                 24        33
                                         -------   -------
              Total recoveries                81       147
                                         -------   -------

       Net charge-offs (recoveries)           26      -106
                                         -------   -------
       Current period provision for
                  loan losses                104       109
                                         -------   -------
       Balance end of period               2,359     2,281
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

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- Nothing to report

Item 5.  Other Information - Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
b. Reports on Form 8-K - The corporation filed a current report on Form 8-K dated July 10, 1998, with respect to items 2 and 7, the acquisition of Miners Bank of Lykens, which Report was filed with the Commission on July 13, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Kevin W. Laudenslager
By:Eugene F. Shaffer               By:Kevin W. Laudenslager
Chairman, Pres. & CEO              Treasurer
Date:  November 12, 1998            Date:  November 12, 1998