Form 10-K405
period 1998-12-31
MID PENN BANCORP INC
filed 1999-03-30
CIK 879635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      or

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                       Commission file number    0-20141
                                              -------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $53,322,228 at March 19, 1999 (a date within 60 days of the date hereof). As of March 19, 1999, the Registrant had 2,893,197 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from the Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                            MID PENN BANCORP, INC.
                                   FORM 10-K
                                     INDEX

                                                                                PAGE
PART I
     Item 1 -    Business......................................................    1

     Item 2 -    Properties....................................................   10

     Item 3 -    Legal Proceedings.............................................   12

     Item 4 -    Submission of Matters to a
                 Vote of Security Holders......................................   12

PART II
     Item 5 -    Market for Registrant's Common Equity and
                 Related Shareholder Matters...................................   13

     Item 6 -    Selected Financial Data.......................................   13

     Item 7 -    Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operation.....................................................   13

     Item 7A -   Quantitative and Qualitative Disclosure About Market Risk.....   13

     Item 8 -    Financial Statements and Supplementary Data...................   13

     Item 9 -    Changes In and Disagreements With Accountants
                 on Accounting and Financial Disclosure........................   13

PART III
     Item 10 -   Directors and Executive Officers of
                 the Registrant................................................   14

     Item 11 -   Executive Compensation........................................   14

     Item 12 -   Security Ownership of Certain Beneficial
                 Owners and Management.........................................   14

     Item 13 -   Certain Relationships and
                 Related Transactions..........................................   14

PART IV
     Item 14 -   Exhibits, Financial Statements, Schedules
                 and Reports on Form 8-K.......................................   15

     Signatures................................................................   17

                                    PART I
                                    ------

ITEM 1.   BUSINESS.
------    --------

     General.  Mid Penn Bancorp, Inc. is a one bank holding company,
     -------
incorporated in the Commonwealth of Pennsylvania in August, 1991. On December 31, 1991, the Registrant acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the Bank became a wholly owned subsidiary of the Registrant. The Bank is the Registrant's only, direct or indirect, subsidiary.

     Millersburg Bank, the predecessor to Mid Penn Bank, was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer's State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name "Mid Penn Bank." In 1985, the Bank acquired Tower City National Bank. Effective July 10, 1998, the Registrant acquired Miners Bank of Lykens, which was merged into the Bank. The addition of Miners approximately $28 million in assets increased the Registrants total assets, liabilities and shareholders' equity, on a pro forma basis, on the date of merger to approximately $262 million, $215 million and $25 million. The Bank is supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The Registrant's and the Bank's legal headquarters is located at 349 Union Street, Millersburg, Pennsylvania 17061.

     The Bank presently has 10 offices, including the Miners office, at 550 Main Street, Lykens, added July 10, 1998. The Bank, headquartered in Millersburg, Dauphin County, Pennsylvania, offices are in Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania with total assets of approximately $270 million as of December 31, 1998.

     At December 31, 1998, the Registrant's consolidated assets, deposits and shareholders' equity were approximately $277,827,000, $216,802,000 and $31,536,000, respectively. The Registrant's primary business consists of attracting deposits from its network of community banking offices operated by the Bank. The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, personal loans, mortgage and home equity loans, secured and unsecured commercial loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. Deposits of the Bank are insured by the Bank Insurance Fund of the FDIC to the maximum extent provided by law.

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

     Employees.  At December 31, 1998, the Registrant had 80 full-time and 33
     ---------
part-time employees. None of these employees is represented by a collective bargaining agent, and the Registrant believes it enjoys good relations with its personnel.

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

     Supervision and Regulation - The Registrant.  The Registrant is subject to
     -------------------------------------------
the provisions of the Bank Holding Company Act of 1956 and to supervision and regulation by the Board of Governors of the Federal Reserve System. The Bank Holding Company Act requires the Registrant to secure the prior approval of the Board before it owns or controls, directly or indirectly, more than 5 % of the voting shares or substantially all of the assets of any institution, including another bank. The Holding Company Act prohibits acquisition by the Registrant of more than 5 % of the voting shares of, or interest in, all or substantially all of the assets of any bank located outside of Pennsylvania unless such acquisition is specifically authorized by the laws of the state in which such bank is located.

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

     Federal law also prohibits acquisitions of control of a bank holding company without prior notice to certain federal bank regulators. Control is defined for this purpose as the power, directly or indirectly, to direct the management or policies of the bank or bank holding company or to vote 25 % or more of any class of voting securities.

     The Bank, as a subsidiary bank of a bank holding company, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Registrant or to any of its subsidiaries, on investments in the stock or other securities of the Registrant and on taking of such stock or securities as collateral for loans to any borrower.

     The Board, the FDIC and other federal regulators have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 %, at least 4% of which must be in the form of common stockholders' equity. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. The Registrant and the Bank have capital ratios exceeding regulatory requirements. For information concerning the Registrant's ratios, please see page 39 of the Registrant's 1998 Annual Report to Shareholders, which page is included at Exhibit 13 hereto and incorporated herein by reference. We include a detailed discussion of the Bank's regulatory capital requirements in "Supervision and Regulation--The Bank," below.

     Under the Pennsylvania Banking Code of 1965, the Registrant is permitted to control an unlimited number of banks. However, as discussed above, the Registrant would be required, under the Holding Company Act, to obtain the prior approval of the Board. The Holding Company Act has been amended by The Riegle-Neal Interstate Banking and Branching Act of 1994 to authorize bank holding companies, subject to certain limitations and restrictions, to acquire banks located in any state. The Riegle-Neal Act permitted interstate banking after September 29, 1995. Bank holding companies can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10 % of the deposits in the United States, or 30 % of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after September 29, 1998, if the bank is adequately capitalized and demonstrates good management. The Riegle-

Neal Act also amends the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator.

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

     A bank holding company located in Pennsylvania, another state, the District of Columbia or a territory or possession of the United States, with the prior approval of the Department, may control one or more banks, bank and trust companies, national banks or interstate banks located in Pennsylvania. A Pennsylvania-chartered institution may maintain branches in any other state, the District of Columbia, or a territory or possession of the United States upon the written approval of the Department. A banking institution existing under the laws of another jurisdiction may establish a branch in Pennsylvania, if the laws of the jurisdiction in which such institution is located permit establishment and maintenance of a branch by a Pennsylvania-chartered institution or a national bank, located in Pennsylvania, in such jurisdiction on substantially the same terms and conditions.

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

     The Internal Revenue Code imposes a corporate alternative minimum tax.
The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the tentative AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of (i) the sum of (a) regular taxable income plus (b) certain adjustments, as provided in Code Sections 56 and 58 and tax preference items, as provided in Code Section 57 ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, that such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $310,000). The excess of the tentative AMT over the regular tax for the taxable year is the tax payer's net minimum tax liability.

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

     The laws of Pennsylvania applicable to the Bank include provisions that, among other things:
     .    require the maintenance of certain reserves against deposits;
     . limit the type and amount of loans that may be made and the interest that may be charged thereon;
     .    restrict investments and other activities;
     .    set limits on the payment of dividends; and

     . regulate activities of the Bank with respect to mergers and consolidations and the establishment of branches.

The amount of funds that the Bank may lend to a single borrower is limited, generally, under Pennsylvania law, to 15 % of the aggregate of its capital, surplus, undivided profits and loan loss reserves and capital securities, all as defined by statute and by regulation.

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

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991, federal regulatory agencies classify institutions into one of five defined capital categories:
     .    well capitalized,
     .    adequately capitalized,
     .    undercapitalized,
     .    significantly undercapitalized and
     .    critically undercapitalized.
The table below illustrates these capital categories.

                                     Total                Tier 1                                 Under a
                                     Risk-                Risk-                Tier 1            Capital
                                     Based                Based               Leverage          Order or
                                     Ratio                Ratio                 Ratio           Directive
                                     -----                ------              ---------         ---------
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

* 3.0 for those banks having the highest available regulatory rating.

     In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:
     . the banks institution of a capital restoration plan and a guarantee of the plan by a parent institution; and
     . the placement of a hold on increases in assets, number of branches or lines of business.
If capital has reached the significantly or critically undercapitalized level, further material restrictions can be imposed, including:

     .    restrictions on interest payable on accounts,
     .    dismissal of management and
     . in critically undercapitalized situations, the appointment of a receiver.

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

     A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991," requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Under this provision, the Bank will be required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual %age yield. There will inevitably be some operational cost of complying with the Truth-In-Savings law.

     Management believes that full implementation of FDICIA has had no material impact on the Registrant's or the Bank's liquidity, capital resources or reported results of operations. If all FDIC insurance premium assessments increase in the future, Management believes that such increase might have a material impact on future reported results of operations.

     Under the Federal Deposit Insurance Act, federal regulatory agencies possess the power to prohibit institutions from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts the relationships of management personnel of a bank with securities companies and securities dealers. Additionally, FIRA prohibits acquisition of control of a bank unless the appropriate federal supervisory agency has received 60 days prior written notice, and, within that time, has not disapproved the acquisition of control or otherwise extended the period for disapproval.

Control, for purposes of FIRA, means the power to direct, either directly or indirectly, the management or policies or to vote 25% or more of any class of outstanding stock of a financial institution or its respective holding company. A person or group holding revocable proxies to vote 25% or more of the outstanding common stock of a financial institution or holding company would be presumed to be in control the institution for purposes of FIRA.

     Under the Community Reinvestment Act of 1977, as amended, an institutions federal regulator is required to assess a financial institutions record to determine if the institution is meeting the credit needs of the community, including low and moderate income neighborhoods, which it serves and to take this record into account evaluating any application made by an institution for, among other things, approval of a branch or other deposit facility, office relocation, a merger or any acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that a bank's record of meeting the credit needs of its community, including low and moderate income neighborhoods be made available to the public. This evaluation includes a descriptive rating:
          .    "outstanding"
          .    "satisfactory"
          .    "needs to improve" or
          .    "substantial noncompliance"
and a statement describing the basis for the rating. These ratings are publicly disclosed.

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

     Under the Bank Secrecy Act, banks and other financial institutions are required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

     The Competitive Equality Banking Act, included the legislation which:
          . imposes certain restrictions on transactions between banks and their affiliates;
          . expands the powers available to Federal bank regulators in assisting failed or failing banks;
          . limits the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and
          . requires that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.

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

Lykens Branch Office                             Branch Bank
550 Main Street
Lykens, PA 17048

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
------    ---------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------    ----------------------------------------------------------------------

     The information required by this Item, regarding market value, dividend payment, and number of shareholders is set forth on page 3 of the Registrant's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

     As of March 20, 1999, there were approximately 940 shareholders of record of the Registrant's common stock.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

     The information required by this Item is set forth on page 39 of the Registrant's Annual Report to Shareholders, which page are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATION.
          ---------------------

     The information required by this Item is set forth on pages 23 through 39 of the Registrant's Annual Report to Shareholders, which pages are included at
Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------  ----------------------------------------------------------

     The information required by this Item is set forth on pages 34 through 36 of the Registrant's Annual Report to Shareholders, which page is included at
Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   -------------------------------------------

     The information required by this Item is set forth on pages 5 through 22 of the Registrant's Annual Report to Shareholders, which pages are included at
Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     The information required by this Item, relating to directors, executive officers, control persons is set forth on pages 4, 5, 8 and 9 of the Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

     Section 16(a) Beneficial Ownership Compliance.  Section 16(a) of the
     ---------------------------------------------
Securities Exchange Act of 1934, as amended, requires the Registrant's officers and directors, and persons who own more than 10 % of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 % shareholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

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

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     The information required by this Item, relating to executive compensation, is set forth in pages 11 through 15, 18 through 20 of the Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 15 through 17of the Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on pages 9 and 15, of the Registrant's Proxy Statement to be used in connection with the 1998 Annual Meeting of Shareholders, which page is incorporated herein by reference.

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

               10.2 Agreement and Plan of Reorganization, dated as of January 9, 1998, among Mid Penn Bancorp, Inc., Mid Penn Bank and Miners Bank of Lykens, (Lykens, PA.). (Incorporated by Reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and filed with the Commission on March 27, 1998.)

               11 Statement re: Computation of Earnings per share. (Included herein at Exhibit 13, at page 7 of Registrant's Annual Report to Shareholders.)

               12     Statements re: Computation of Ratios. (Included herein at
                      Exhibit 13, at page 39 of Registrant's Annual Report to Shareholders.)

               13     Excerpts from Registrant's Annual Report to Shareholders.

               21     Subsidiaries of the Registrant.

               23 Consent of Parente, Randolph, Orlando Carey & Associates, independent auditors.

               27     Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1998.

     (c)  The exhibits required herein are included at Item 14(a), above.

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

                              MID PENN BANCORP, INC.
                              -----------------------------------------
                                             (Registrant)


                              By    /s/ Eugene F. Shaffer
                                    ------------------------------
                                    Eugene F. Shaffer
                                    President and Chief Executive Officer

     Date March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                           DATE
                                                           ----


By   /s/ Eugene F. Shaffer                                    March 24, 1999
     --------------------------------                      --------------------
     Eugene F. Shaffer
     Chairman of the Board of Directors,
     President, Chief Executive Officer
     and Director (principal executive officer)


By   /s/ Kevin W. Laudenslager                                March 24, 1999
     --------------------------------                      --------------------
     Kevin W. Laudenslager
     Treasurer (principal financial and
     accounting officer)


By   /s/ Jere M. Coxon                                        March 24, 1999
     --------------------------------                      --------------------
     Jere M. Coxon, Director


By   /s/ Alan W. Dakey                                        March 24, 1999
     --------------------------------                      --------------------
     Alan W. Dakey, Director

By   /s/ Earl R. Etzweiler                                    March 24, 1999
     --------------------------------                      --------------------
     Earl R. Etzweiler, Director


By   /s/ Gregory M. Kerwin                                    March 24, 1999
     --------------------------------                      --------------------
     Gregory M. Kerwin, Director



By   /s/ Charles F. Lebo                                      March 24, 1999
     --------------------------------                      --------------------
     Charles F. Lebo, Director


By   /s/ Warren A. Miller                                     March 24, 1999
     --------------------------------                      --------------------
     Warren A. Miller, Director


By   /s/ William G. Nelson                                    March 24, 1999
     --------------------------------                      --------------------
     William G. Nelson, Director


By   /s/ Edwin D. Schlegel                                    March 24, 1999
     --------------------------------                      --------------------
     Edwin D. Schlegel, Director


By   ________________________________
     Guy J. Snyder, Jr., Director


By   /s/ Donald E. Sauve                                      March 24, 1999
     --------------------------------                      --------------------
     Donald E. Sauve, Director

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

10.2 Agreement and Plan of Reorganization, dated as of January 9, 1998, among Mid Penn Bancorp, Inc., Mid Penn Bank and Miners Bank of
       Lykens, (Lykens, PA.). (Incorporated by Reference to Exhibit 10.2 to
       Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1997, and filed with the Commission on March 27, 1997.)

11 Statement re: Computation of Earnings per share. (Included herein at Exhibit 13, at page 7 of Registrant's Annual Report to Shareholders.)

12 Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 39 of Registrant's Annual Report to Shareholders.)

13     Excerpts from Registrant's Annual Report to Shareholders.

21     Subsidiaries of the Registrant.

23 Consent of Parente, Randolph, Orlando Carey & Associates, independent auditors.

27     Financial Data Schedule.