Form 10-Q
period 1999-03-31
MID PENN BANCORP INC
filed 1999-05-13
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999


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

2,893,197 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 1999.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        March 31,   Dec. 31,
                                          1999       1998
                                        --------   --------
ASSETS:
   Cash and due from banks                 4,575      5,651
   Interest bearing balances              39,909     42,883
   Available-for-sale securities          69,620     67,933
   Federal funds sold                          0          0
   Loans                                 152,526    152,993
     Less:
        Allowance for loan losses          2,357      2,313
                                         -------    -------
              Net loans                  150,169    150,680
                                         -------    -------
   Bank premises and equip't, net          3,436      3,498
   Other real estate                         174        347
   Accrued interest receivable             2,051      1,907
   Cash surrender value of life insurance  3,947      3,900
   Other assets                            1,356      1,028
                                         -------    -------
              Total Assets               275,237    277,827
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 21,433     20,971
   NOW                                    26,647     28,234
   Money Market                           20,174     17,158
   Savings                                26,058     25,305
   Time                                  129,631    125,134
                                         -------    -------
              Total deposits             223,943    216,802
                                         -------    -------
   Short-term borrowings                   5,848     12,159
   Accrued interest payable                1,594      1,240
   Other liabilities                       1,216        540
   Long-term debt                         15,513     15,550
                                         -------    -------
              Total Liabilities          248,114    246,291
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    2,912,267 shares at March 31, 1999 and
    December 31, 1998                      2,912      2,912
   Surplus                                17,181     17,181
   Undivided profits                       7,703     11,640
   Unrealized holding gain on securities,
    net of estimated tax effect             -139        344
     Less:  Treasury Stock at cost
            (19,319 and 19,241 shs., resp.)  534        541
                                         -------    -------
              Total Stockholders Equity   27,123     31,536
                                         -------     ------
              Total Liabilities & Equity 275,237    277,827
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months
                              Ended March 31,
                               1999   1998
INTEREST INCOME:               -----  -----
  Interest & fees on loans     3,347  3,508
  Int.-bearing balances          633    615
  Treas. & Agency securities     625    569
  Municipal securities           324    229
  Other securities                29     12
  Fed funds sold and repos         0      8
                               -----  -----
       Total Int. Income       4,958  4,941
                               -----  -----
INTEREST EXPENSE:
  Deposits                     2,111  2,176
  Short-term borrowings           80     86
  Long-term borrowings           212    116
                               -----  -----
       Total Int. Expense      2,403  2,378
                               -----  -----
       Net Int. Income         2,555  2,563
PROVISION FOR LOAN LOSSES         75     29
                               -----  -----
  Net Int. Inc. after Prov.    2,480  2,534
                               -----  -----
NON-INTEREST INCOME:
  Trust Dept                      18      8
  Service Chgs. on Deposits      125    100
  Investment sec. gains, net      50      5
  Other                          261    308
                               -----  -----
  Total Non-Interest Income      454    421
                               -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          979    837
  Occupancy, net                  89     82
  Equipment                      115    123
  PA Bank Shares tax              69     79
  Other                          403    525
                               -----  -----
       Tot. Non-int. Exp.      1,655  1,646
                               -----  -----
  Income before income taxes   1,279  1,309
INCOME TAX EXPENSE               327    368
                               -----  -----

       NET INCOME                952    941
                               =====  =====
Other Comprehensive Income, net
     of tax:
  Unrealized holding losses on
   securities arising during the
   period                       -483    -37
  Less:  reclassification
   adjustments for gains included
   in net income                  50      5
                               -----  -----
  Other comprehensive income    -533    -42
                               -----  -----
       Comprehensive Income      419    899
                               =====  =====

NET INCOME PER SHARE            0.33   0.33
                               =====  =====
Weighted Average No. of
  Shares Outstanding       2,893,246  2,892,107



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                 For the three months ended:
                                        March 31,  March 31,
                                          1999       1998
                                        --------  --------
Operating Activities:
  Net Income                                 952       941
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                   75        29
  Depreciation                               100        90
  Loss (gain) on sale of investment
    securities                               -50         0
  Loss (gain) on sale/disposal of bank
    premises and equipment                     0         0
  Loss (gain) on the sale of foreclosed
    assets                                   -59      -209
  Change in interest receivable             -144       186
  Change in other assets                    -328       -78
  Change in interest payable                 354       271
  Change in other liabilities                676       459
  Other, net                                 233       218
                                         -------   -------
            Net cash provided by
            operating activities:          1,809     1,907
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances     2,974    -7,327
  Proceeds from sale of securities         3,811     2,460
  Proceeds from the maturity of secs.      1,463       924
  Purchase of investment securities       -7,680    -5,355
  Net decrease in loans                      460    -1,990
  Net purchases of fixed assets              -38      -404
  Proceeds from sale of other real estate    221     1,128
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash provided by
            investing activities           1,211   -10,564
                                         -------   -------
Financing Activities:
  Net increase in demand and savings       2,644     2,617
  Net increase in time deposits            4,497    -2,864
  Net increase in sh-term borrowings      -6,311     3,452
  Net increase in long-term borrowings       -37     4,966
  Cash dividend declared                  -4,889      -495
                                         -------   -------
            Net cash provided by
            financing activities          -4,096     7,676
                                         -------   -------
  Net increase in cash & equivalents      -1,076      -981
  Cash & cash equivalents, beg of period   5,651     6,998
                                         -------   -------
  Cash & cash equivalents, end of period   4,575     6,017
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                            42         5
  Transfers to other real estate               0         0


                   Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements

1. The consolidated interim financial statements included here have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information included here reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures made here are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Company's most recent Form 10-K.

2. Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year. In our opinion, all necessary adjustments have been included so that the interim financial statements are not misleading.

3. The results of operations for the interim periods presented are not necessarily an indicator of the results expected for the full year.

4. Management considers the Allowance for Loan Losses to be adequate at this time.

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the three months ended March 31, 1999, compared to year-end 1998 and the Results of Operations for the first quarter of 1999 compared to the same period in 1998.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 1999, amounted to $275,237,000, compared to $277,827,000 the total assets as of December 31, 1998.

During the first quarter of 1999, Management (we) applied the proceeds of maturing interest bearing balances
(certificates of deposit of other banks) to pay down short-term borrowings. We were able to reduce borrowings of less than one year by $6,311,000 during the first quarter of 1999.

Loans remained fairly flat during the first quarter due to some large payoffs in the commercial loan portfolio along with a continued competitive pricing environment

Foreclosed assets held for sale (real estate owned by the Corporation resulting from loan transactions) decreased to $174,000 during the first quarter of 1999 due to the sale of several lots of undeveloped land. These sales of other real estate resulted in an after-tax gain of approximately $39,000. As of March 31, 1999, the balance of foreclosed assets held for sale consisted of undeveloped land and one commercial property.

Total deposits increased by $7,141,000 during the first three months of 1999. This increase was seen mainly in our money market deposit accounts and in certificates of deposit, particularly jumbo certificates issued to municipalities.

As discussed, short-term borrowings, consisting of overnight borrowings, decreased by $6.3 million from year end.

All components of long-term debt are advances from the FHLB.
Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

During the first quarter of 1999 our Board of Directors declared a special cash dividend of $1.50 per share. This special dividend is not expected to affect future regular dividends. The special dividend was declared to reduce the capital levels of Mid Penn Bancorp, Inc., increase return on equity (ROE), and enhance shareholder value. We have enjoyed a very solid capital position due to strong financial performance. After payment of this special dividend, Mid Penn will maintain capital levels well above regulatory requirements. In the banking industry, there has been a general shift from return on assets (ROA) to ROE as a measure of financial performance. By lowering capital through this special dividend, we will be improving ROE, thus improving this ratio important to bank stock analysis.

We have also modified our employee performance incentives to encourage activities that will emphasize earnings per share and return on equity instead of our traditional return on assets approach. We believe over time this change in emphasis will improve performance measures that investors utilize.

RESULTS OF OPERATION

Net income for the first quarter of 1999 was $952,000, compared with $941,000 earned in the same quarter of 1998. Net income per share for the first quarters of both 1999 and 1998 was $.33. Net income as a percentage of stockholders' equity, also known as return on equity,
(ROE), was 13.6% on an annualized basis for the first quarter of 1999 as compared to 11.9% for the same period in 1998.

Net interest income of $2,555,000 for the quarter ended
March 31, 1999, remained flat compared to the $2,563,000 earned in the same quarter of 1998. Margins continued to be challenged by strong rate competition for loans.

The Bank made a provision for loan losses of $75,000 and $29,000 during the first quarters of 1999 and 1998, respectively. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation now during stronger economic times. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income increased to $454,000 for the first quarter of 1999 over $421,000 earned during the same quarter of 1998. A significant contribution to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $90,000 during the first quarter of 1999. We also earned $50,000 resulting from the gain on the sale of investment securities completed early in 1999.
Gains resulting from the sale of other real estate amounted to $85,000 during the first quarter of 1999 in comparison to the $192,000 earned during the same period of 1998.

Non-interest expense during the first quarter of 1999 remained flat despite the fact that we paid out in excess of $120,000 in total additional employee bonuses to all employees in conjunction with our performance-based employee bonus plan. We had incurred several non-recurring expenses during the first quarter of 1998 including $18,000 in legal and administrative costs associated with the Bancorp's merger with Miners Bank of Lykens, which became effective on July 13, 1998. Additionally, the Corporation incurred $20,000 in costs associated with the property held for sale as other real estate, and in excess of $15,000 in finder's fees for the hire additional Bank management talent during this period of 1998.

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

Funds generated from operations contributed a major source of funds for the first quarter of 1999 The major source of funds came from the increase in time deposits, mainly the $4,497,000 increase of jumbo certificates issued to local government bodies. Other major sources of funds included the $2,974,000 net decrease in investment certificates of deposit, and the increase in demand and savings deposits of $2,644,000.

The major use of funds during the period was a net decrease in short-term borrowings of $6,311,000. The other major use of funds was for the payment of the first quarter regular and special dividend totaling $4,889,000.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $2,909,000 representing 1.06% of total assets at March 31, 1999, from $3,064,000 or 1.10% of total assets at December 31, 1998.
Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 1999.

The Allowance for Loan Losses at March 31, 1999, was
$2,357,000 or 1.55% of loans, net of unearned interest, as compared to $2,313,000 or 1.51% of loans, net of unearned interest, at December 31, 1998.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

YEAR 2000 COMPLIANCE: MANAGEMENT INFORMATION SYSTEMS

We have established a Year 2000 compliance committee to address the risks of the critical internal bank systems that are affected by date sensitive applications, as well as external systems provided by third parties. A comprehensive Year 2000 Business Action Plan was developed detailing the sequence of events and actions to be taken as the Year 2000 approaches.

In November 1997, the Company purchased and installed an upgrade to its current computer systems to improve efficiencies of operations and position itself for future growth. The cost of the new system was approximately
$284,000. Anticipated additional costs prior to year 2000 are estimated to be $47,000. Testing demonstrated that the new hardware and software are Year 2000 compliant. In addition, the Corporation has hired a third-party Year 2000 consultant. With the aid of the consultant, we have developed a Year 2000 testing master plan, organization chart and detailed work plan. The testing plan includes several phases of testing in accordance with regulatory guidelines. We successfully completed the testing of all systems critical the operation of the bank on February 3, 1999.

                 MID PENN BANCORP, INC.

                                        March 31,  Dec. 31,
                                          1999      1998
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       979       376
     Past due 90 days or more                820       844
     Restructured loans                      936     1,497
                                         -------   -------
     Total non-performing loans            2,735     2,717
     Other real estate                       174       347
                                         -------   -------
              Total                        2,909     3,064
                                         =======   =======
     Percentage of total loans outstanding  1.90      2.00
     Percentage of total assets             1.06      1.10


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,313     2,281

     Loans charged off:

     Commercial real estate, construction
      and land development                     0        40
     Commercial, industrial and agricultural  20       200
     Real estate - residential mortgage        0        40
     Consumer                                 22        37
                                         -------   -------
              Total loans charged off         42       317
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     0        10
     Commercial, industrial and agricultural   0        56
     Real estate - residential mortgage        0         0
     Consumer                                 11        29
                                         -------   -------
              Total recoveries                11        95
                                         -------   -------

       Net (charge-offs) recoveries          -31       222
                                         -------   -------
       Current period provision for
                  loan losses                 75       254
                                         -------   -------
       Balance end of period               2,357     2,313
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

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
-Nothing to report

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
Reports on Form 8-K - None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Kevin W. Laudenslager
By:Eugene F. Shaffer               By:Kevin W. Laudenslager
Chairman, Pres. & CEO              Treasurer
Date:  May 12, 1999                Date:  May 12, 1999