Form 10-Q
period 1999-06-30
MID PENN BANCORP INC
filed 1999-08-03
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999


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

2,893,203 shares of Common Stock, $1.00 par value per share, were outstanding as of June 30, 1999.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        June 30,   Dec. 31,
                                          1999       1998
                                        --------   --------
ASSETS:
   Cash and due from banks                 5,768      5,651
   Interest bearing balances              40,913     42,883
   Available-for-sale securities          66,239     67,933
   Federal funds sold                          0          0
   Loans                                 155,083    152,993
     Less:
        Allowance for loan losses          2,439      2,313
                                         -------    -------
              Net loans                  152,644    150,680
                                         -------    -------
   Bank premises and equip't, net          3,362      3,498
   Other real estate                          53        347
   Accrued interest receivable             2,180      1,907
   Cash surrender value of life insurance  3,993      3,900
   Other assets                            1,775      1,028
                                         -------    -------
              Total Assets               276,927    277,827
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 21,815     20,971
   NOW                                    26,994     28,234
   Money Market                           20,684     17,158
   Savings                                26,802     25,305
   Time                                  124,935    125,134
                                         -------    -------
              Total deposits             221,230    216,802
                                         -------    -------
   Short-term borrowings                  11,082     12,159
   Accrued interest payable                1,711      1,240
   Other liabilities                       1,031        540
   Long-term debt                         15,477     15,550
                                         -------    -------
              Total Liabilities          250,531    246,291
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    2,912,267 shares at June 30, 1999 and
    December 31, 1998                      2,912      2,912
   Surplus                                17,181     17,181
   Undivided profits                       8,097     11,640
   Unrealized holding gain on securities,
    net of estimated tax effect           -1,261        344
     Less:  Treasury Stock at cost
              (19,059 and 19,241 shares)     533        541
                                         -------    -------
              Total Stockholders Equity   26,396     31,536
                                         -------     ------
              Total Liabilities & Equity 276,927    277,827
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Six Months
                              Ended June 30,  Ended June 30,
                               1999   1998     1999   1998
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,341  3,591    6,688  7,099
  Int.-bearing balances          622    662    1,255  1,277
  Treas. & Agency securities     618    602    1,243  1,171
  Municipal securities           330    236      654    465
  Other securities                35     14       64     26
  Fed funds sold and repos         0     17        0     25
                               -----  -----    -----  -----
       Total Int. Income       4,946  5,122    9,904 10,063
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     2,083  2,185    4,194  4,361
  Short-term borrowings           63     26      143    112
  Long-term borrowings           223    213      435    329
                               -----  -----    -----  -----
       Total Int. Expense      2,369  2,424    4,772  4,802
                               -----  -----    -----  -----
       Net Int. Income         2,577  2,698    5,132  5,261
PROVISION FOR LOAN LOSSES         75     25      150     54
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,502  2,673    4,982  5,207
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust Dept                      55     47       73     55
  Service Chgs. on Deposits      119    111      244    211
  Investment sec. gains, net       0      3       50      8
  Gain on sale of loans            0     23        0     23
  Other                          397    106      658    414
                               -----  -----    -----  -----
  Total Non-Interest Income      571    290    1,025    711
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          960    883    1,939  1,720
  Occupancy, net                  78     81      167    163
  Equipment                      115    133      230    256
  PA Bank Shares tax              69     65      138    144
  Other                          553    517      956  1,042
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,775  1,679    3,430  3,325
                               -----  -----    -----  -----
  Income before income taxes   1,298  1,284    2,577  2,593
INCOME TAX EXPENSE               326    344      653    712
                               -----  -----    -----  -----

       NET INCOME                972    940    1,924  1,881
                               =====  =====    =====  =====
Other Comprehensive Income, net
     of tax:
  Unrealized holding losses on
   securities arising during the
   period                     -1,122      7   -1,605    -30
  Less:  reclassification
   adjustments for gains included
   in net income                   0      3       50      8
                                ----   ----     ----   ----
  Other comprehensive income  -1,122      4   -1,655    -38
                                ----   ----     ----   ----
       Comprehensive Income     -150    944      269  1,843
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.34   0.33      .66    .65
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       2,894,672       2,893,963
                                  2,891,492       2,891,798


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                   For the six months ended:
                                        June 30,  June 30,
                                          1999      1998
                                        --------  --------
Operating Activities:
  Net Income                               1,924     1,881
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                  150        54
  Depreciation                               201       196
  Change in interest receivable             -273       -69
  Change in other assets                    -130       118
  Change in interest payable                 471       463
  Change in other liabilities                491       271
  Other, net                                   0         0
                                         -------   -------
            Net cash provided by
            operating activities:          2,834     2,914
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances     1,970    -6,274
  Proceeds from sale of securities         3,811         0
  Proceeds from the maturity of secs.      4,773     7,933
  Purchase of investment securities       -9,160    -9,327
  Proceeds from the sale of loans              0     1,574
  Net decrease in loans                   -2,324    -5,847
  Net purchases of fixed assets              -65      -459
  Proceeds from sale of other real estate    504     1,163
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash provided by
            investing activities            -491   -11,237
                                         -------   -------
Financing Activities:
  Net increase in demand and savings       4,627     4,285
  Net increase in time deposits             -199    -6,935
  Net increase in sh-term borrowings      -1,077     1,795
  Net increase in long-term borrowings       -73     9,932
  Cash dividend declared                  -5,504      -990
                                         -------   -------
            Net cash provided by
            financing activities          -2,226     8,087
                                         -------   -------
  Net increase in cash & equivalents         117      -236
  Cash & cash equivalents, beg of period   5,651     6,998
                                         -------   -------
  Cash & cash equivalents, end of period   5,768     6,762
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                            99        51
  Transfers to other real estate               0         0


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the six months ended June 30, 1999, compared to year-end 1998 and the Results of Operations for the second quarter and first half of 1999 compared to the same periods in 1998.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 1999, amounted to $276,927,000, compared to $277,827,000 the total assets as of December 31, 1998.

Our entire portfolio of investment securities is considered available for sale as of June 30, 1999. As such, the investments are recorded on our Balance Sheet at market value. Our investments: US Treasury, Agency and Municipal securities are given a market price relative to investments of the same type with similar maturity dates. Since the interest rate environment of these securities has increased by as much as 1.80 percentage points in the past nine months, our existing securities are valued lower in comparison. This difference in value, or unrealized loss, amounted to $1,261,000, net of tax, as of the end of the quarter. However, the investments are all high quality
United States and municipal securities that if held to maturity are expected to yield no loss to the bank.

Loans remained fairly flat during the first half due to some large payoffs in the commercial loan portfolio along with a continued competitive pricing environment

Foreclosed assets held for sale (real estate owned by the Corporation resulting from loan transactions) decreased to $294,000 during the first half of 1999 due to the sale of a commercial property and several lots of undeveloped land.
These sales of other real estate resulted in an after-tax gain of approximately $215,000. As of June 30, 1999, the balance of foreclosed assets held for sale consisted exclusively of undeveloped land.

Total deposits increased by $4,428,000 during the first six months of 1999. This increase was seen mainly in our money market deposit and savings accounts.

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

RESULTS OF OPERATION

Net income for the first half of 1999 was $1,924,000, compared with $1,881,000 earned in the same period of 1998. Net income per share for the first half of 1999 and 1998 was $.66 and $.65, respectively. . Net income as a percentage of stockholders' equity, also known as return on equity,(ROE), was 14.5% on an annualized basis for the first half of 1999 as compared to 12.0% for the same period in 1998.

Second quarter net income was $972,000 or $.34 per share, in 1999 as compared to $940,000, or $.33 per share, during the same period of 1998.

Net interest income of $5,132,000 for the period ended
June 30, 1999, decreased 2.5% from the $5,261,000
earned in the same period of 1998. Margins continued to be challenged by strong rate competition for loans.

The Bank made a provision for loan losses of $150,000 and $54,000 during the first half of 1999 and 1998, respectively. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation now during stronger economic times. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income increased to $571,000 for the second
quarter of 1999 over $290,000 earned during the same period
of 1998. Gains resulting from the sale of other real estate
amounted to $325,000 during the first half of 1999 in
comparison to the $207,000 earned during the same period of
1998.  A significant contribution to non-interest income
is insufficient fund (NSF) fee income.  NSF fee income
contributed in excess of $180,000 during the first half of
1999

Non-interest expense has remained fairly constant at $3,430,000 for the first six months of 1999 compared to $3,325,000 for the same period of 1998. We do anticipate higher non-interest expense in the upcoming quarters as we update our technology so as to be able to provide internet banking services to our customers by yearend or the beginning of next year. We have also hired a business development officer for our trust department in order to increase our market penetration and fee income potential in the areas of asset management and trust services.

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

Funds generated from operations contributed a major source of funds for the first half of 1999. The major source of funds came from the increase in demand and savings deposits, mainly the $3,526,000 increase in money market deposit accounts. Other major sources of funds included the $1,970,000 net decrease in investment certificates of deposit, and the proceeds of the sale of other real estate of $504,000.

The major use of funds during the period was a net increase in loans of $2,324,000. The other major use of funds was for the payment of the first two quarter regular dividends and the February special dividend of $1.50 per share, having a combined total of $5,504,000.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased to $3,373,000 representing 1.22% of total assets at June 30, 1999, from $3,064,000 or 1.10% of total assets at December 31, 1998. Included in the past-due category is a commercial loan of which we are a participant with another bank with our outstanding principal balance exceeding $500,000 as of June 30, 1999. This loan was paid to us in full subsequent to the end of the quarter. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 1999.

The Allowance for Loan Losses at June 30, 1999, was
$2,439,000 or 1.57% of loans, net of unearned interest, as compared to $2,313,000 or 1.51% of loans, net of unearned interest, at December 31, 1998.

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

                 MID PENN BANCORP, INC.

                                        June 30,  Dec. 31,
                                           1999     1998
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       911       376
     Past due 90 days or more              1,522       844
     Restructured loans                      887     1,497
                                         -------   -------
     Total non-performing loans            3,320     2,717
     Other real estate                        53       347
                                         -------   -------
              Total                        3,373     3,064
                                         =======   =======
     Percentage of total loans outstanding  2.17      2.00
     Percentage of total assets             1.22      1.10


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,313     2,281

     Loans charged off:

     Commercial real estate, construction
      and land development                     0        40
     Commercial, industrial and agricultural  70       200
     Real estate - residential mortgage        0        40
     Consumer                                 29        37
                                         -------   -------
              Total loans charged off         99       317
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                    55        10
     Commercial, industrial and agricultural   1        56
     Real estate - residential mortgage        0         0
     Consumer                                 19        29
                                         -------   -------
              Total recoveries                75        95
                                         -------   -------

       Net charge-offs (recoveries)          -24      -222
                                         -------   -------
       Current period provision for
                  loan losses                150       254
                                         -------   -------
       Balance end of period               2,439     2,313
                                         =======    ======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- At the Annual Meeting of Shareholders held on April 29, 1999, a vote was held for the election of Class A directors:
Gregory M. Kerwin, Warren A. Miller, Edwin D. Schlegel, and Eugene F. Shaffer to serve for a three-year term, and to ratify the selection of Parente, Randolph, Orlando, Carey and Associates as external auditors for the corporation for the year ending December 31, 1999. Gregory M. Kerwin received 2,426,595 votes for and 12,407 votes withheld. Warren A. Miller received 2,423,059 votes for and 15,943 votes withheld. Edwin D. Schlegel received 2,430,515 votes for and 8,487 votes withheld. Eugene F. Shaffer received 2,425,365 votes for and 13,637 votes withheld. The selection of external auditors received 2,429,650 votes for, 2,711 votes against, and 6,641 votes abstaining.

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
 b.  Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant



/s/ Eugene F. Shaffer              /s/ Kevin W. Laudenslager
By: Eugene F. Shaffer              By: Kevin W. Laudenslager
Chairman, Pres. & CEO              Treasurer
Date:  July 28, 1999               Date:  July 28, 1999