Form 10-Q
period 1999-09-30
MID PENN BANCORP INC
filed 1999-11-02
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999


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

2,892,988 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 1999.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        Sept. 30,   Dec. 31,
                                          1999       1998
                                        --------   --------
ASSETS:
   Cash and due from banks                 5,869      5,651
   Interest bearing balances              38,222     42,883
   Available-for-sale securities          63,159     67,933
   Federal funds sold                          0          0
   Loans                                 162,426    152,993
     Less:
        Allowance for loan losses          2,454      2,313
                                         -------    -------
              Net loans                  159,972    150,680
                                         -------    -------
   Bank premises and equip't, net          3,385      3,498
   Other real estate                          53        347
   Accrued interest receivable             2,050      1,907
   Cash surrender value of life insurance  4,040      3,900
   Other assets                            1,864      1,028
                                         -------    -------
              Total Assets               278,614    277,827
                                         =======    =======
LIABILITIES & STOCKHOLDERS EQUITY:
  Deposits:
   Demand                                 22,249     20,971
   NOW                                    26,866     28,234
   Money Market                           21,768     17,158
   Savings                                26,010     25,305
   Time                                  122,247    125,134
                                         -------    -------
              Total deposits             219,140    216,802
                                         -------    -------
   Short-term borrowings                  14,371     12,159
   Accrued interest payable                1,959      1,240
   Other liabilities                       1,191        540
   Long-term debt                         15,439     15,550
                                         -------    -------
              Total Liabilities          252,100    246,291
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    2,912,267 shares at Sept. 30, 1999 and
    December 31, 1998                      2,912      2,912
   Surplus                                17,181     17,181
   Undivided profits                       8,448     11,640
   Unrealized holding gain on securities,
    net of estimated tax effect           -1,489        344
     Less:  Treasury Stock at cost
              (19,279 and 19,337 shares)     538        541
                                         -------    -------
              Total Stockholders Equity   26,514     31,536
                                         -------     ------
              Total Liabilities & Equity 278,614    277,827
                                         =======    =======

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Nine Months
                              Ended Sept 30,  Ended Sept 30,
                               1999   1998     1999   1998
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,402  3,698   10,090 10,797
  Int.-bearing balances          598    639    1,853  1,916
  Treas. & Agency securities     610    599    1,853  1,770
  Municipal securities           333    250      987    715
  Other securities                35     18       99     44
  Fed funds sold and repos         0     15        0     40
                               -----  -----    -----  -----
       Total Int. Income       4,978  5,219   14,882 15,282
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     2,048  2,164    6,242  6,525
  Short-term borrowings          118     27      261    139
  Long-term borrowings           220    217      655    546
                               -----  -----    -----  -----
       Total Int. Expense      2,386  2,408    7,158  7,210
                               -----  -----    -----  -----
       Net Int. Income         2,592  2,811    7,724  8,072
PROVISION FOR LOAN LOSSES        100     50      250    104
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,492  2,761    7,474  7,968
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust Dept                       9      8       82     63
  Service Chgs. on Deposits      129    125      373    336
  Investment sec. gains, net       0      3       50     11
  Gain on sale of loans            0     42        0     65
  Other                          190    226      848    640
                               -----  -----    -----  -----
  Total Non-Interest Income      328    404    1,353  1,115
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          919    798    2,858  2,518
  Occupancy, net                  81     84      248    247
  Equipment                      124    119      354    375
  PA Bank Shares tax              70     69      208    213
  Other                          399    510    1,355  1,552
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,593  1,580    5,023  4,905
                               -----  -----    -----  -----
  Income before income taxes   1,227  1,585    3,804  4,178
INCOME TAX EXPENSE               297    523      950  1,213
                               -----  -----    -----  -----

       NET INCOME                930  1,062    2,854  2,965
                               =====  =====    =====  =====
Other Comprehensive Income, net
     of tax:
  Unrealized holding losses on
   securities arising during the
   period                       -228    373   -1,833    351
  Less:  reclassification
   adjustments for gains included
   in net income                   0      3       50     11
                                ----   ----     ----   ----
  Other comprehensive income    -228    370   -1,883    340
                                ----   ----     ----   ----
       Comprehensive Income      702  1,432      971  3,305
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.32   0.37      .99   1.03
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       2,893,197       2,893,705
                                  2,893,049       2,892,220


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                  For the nine months ended:
                                        Sept 30,  Sept 30,
                                          1999      1998
                                        --------  --------
Operating Activities:
  Net Income                               2,854     2,965
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                  250       104
  Depreciation                               303       304
  Change in interest receivable             -143        52
  Change in other assets                    -146       270
  Change in interest payable                 719       784
  Change in other liabilities                651       562
  Other, net                                   0         0
                                         -------   -------
            Net cash provided by
            operating activities:          4,488     5,041
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances     4,661    -4,385
  Proceeds from sale of securities         3,811     2,150
  Proceeds from the maturity of secs.      7,998    19,096
  Purchase of investment securities       -9,905   -27,986
  Proceeds from the sale of loans              0     6,132
  Net decrease in loans                   -9,542    -6,852
  Purchase of loans                            0         0
  Net purchases of fixed assets             -190      -452
  Proceeds from sale of other real estate    504     1,368
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash provided by
            investing activities          -2,663   -10,929
                                         -------   -------
Financing Activities:
  Net increase in demand and savings       5,225     3,787
  Net increase in time deposits           -2,887    -6,050
  Net increase in sh-term borrowings       2,212    -1,527
  Net increase in long-term borrowings      -111     9,897
  Cash dividend declared                  -6,046    -1,554
                                         -------   -------
            Net cash provided by
            financing activities          -1,607     4,553
                                         -------   -------
  Net increase in cash & equivalents         218    -1,335
  Cash & cash equivalents, beg of period   5,651     6,998
                                         -------   -------
  Cash & cash equivalents, end of period   5,869     5,663
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                           189       107
  Transfers to other real estate               0       169


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

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the nine months ended September 30, 1999, compared to year-end 1998 and the Results of Operations for the third quarter and first nine months of 1999 compared to the same periods in 1998.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of September 30, 1999, amounted to $278,614,000, compared to $277,827,000 the total assets as of December 31, 1998.

Our entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on our Balance Sheet at market value. Our investments: US Treasury, Agency and Municipal securities are given a market price relative to investments of the same type with similar maturity dates. Since the interest rate environment of these securities has increased by as much as 2.10 percentage points in the past twelve months, our existing securities are valued lower in comparison. This difference in value, or unrealized loss, amounted to $1,489,000, net of tax, as of the end of the quarter. However, the investments are all high quality United States and municipal securities that if held to maturity are expected to yield no loss to the bank.

Despite some large payoffs in the commercial loan portfolio along with a continuing competitive pricing environment, loans increased by $9,433,000 during the first three quarters of 1999. The majority of this growth occurred during the third quarter in the commercial loan portfolio.
Loan demand remains strong into the fourth quarter.

Foreclosed assets held for sale (real estate owned by the Corporation resulting from loan transactions) decreased to $53,000 during the first three quarters of 1999 due to the sale of a commercial property and several lots of undeveloped land. These sales of other real estate resulted in a net after-tax gain of approximately $183,000. As of September 30, 1999, the balance of foreclosed assets held for sale consisted exclusively of undeveloped land.

Total deposits increased by $2,338,000 during the first nine months of 1999. This increase was seen mainly in our money market deposit and demand accounts. During the third quarter of this year, we experienced heightened competition in the deposit area, particularly in the area of certificates of deposit. This competitive deposit environment continues into the fourth quarter as well.

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

We have also modified our employee performance incentives to encourage activities that will emphasize earnings per share and return on equity instead of our traditional return on assets approach. We believe over time this change in emphasis will improve the bank's performance measures that are utilized by investors in bank stocks.

RESULTS OF OPERATION

Net income for the first three quarters of 1999 was $2,854,000, compared with $2,965,000 earned in the same period of 1998. Net income per share for the first half of 1999 and 1998 was $.99 and $1.03, respectively. Net income as a percentage of stockholders' equity, also known as return on equity,(ROE), was 14.2% on an annualized basis for the first nine months of 1999 as compared to 13.2% for the same period in 1998.

Third quarter net income was $930,000 or $.32 per share, in 1999 as compared to $1,062,000, or $.37 per share, during the same period of 1998.

Net interest income of $7,724,000 for the period ended
September 30, 1999, decreased 4.3% from the $8,072,000 earned in the same period of 1998. Margins continued to be challenged by strong rate competition for loans. In addition, this decrease reflects the effect of a commercial loan that was entered into a non-accrual status. As such, all interest earned by the bank on this loan that was not yet collected, approximately $49,000, was deducted from the bank's income in the third quarter. Due to the competitive pressures that continue to challenge net interest income, management is actively pursuing alternative sources of fee income for the bank.

The Bank made a provision for loan losses of $250,000 and $104,000 during the first nine months of 1999 and 1998, respectively. Due to the cyclical nature of the economy coupled with the Bank's substantial involvement in commercial loans and the record number of nationwide consumer bankruptcies, management thought it prudent to make this allocation now during stronger economic times. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors.

Non-interest income was $328,000 for the third quarter of 1999 compared with $404,000 earned during the same period of 1998. Gains resulting from the sale of student loans amounted to $68,000 during the first nine months of 1998. These gains realized last year account, in part, for the difference in non-interest income as no such sale occurred during the same period of 1998. A significant contribution to non-interest income is non-sufficient funds (NSF) fee income. NSF fee income contributed in excess of $283,000 during the first nine months of 1999.

Non-interest expense increased slightly to $5,023,000 for the first nine months of 1999 compared to $4,905,000 for the same period of 1998. We do anticipate higher non-interest expense in the upcoming quarters as we update our technology so as to be able to provide internet banking services to our customers by yearend or the beginning of next year. We have also hired a business development officer for our trust department in order to increase our market penetration and fee income potential in the areas of asset management and trust services.

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

Funds generated from operations contributed a major source of funds for the first nine months of 1999. The major source of funds came from the increase in demand and savings deposits, mainly the $4,610,000 increase in money market deposit accounts. Other major sources of funds included the $4,661,000 net decrease in investment certificates of deposit, and the proceeds of the sale of other real estate of $504,000.

The major use of funds during the period was a net increase in loans of $9,542,000. The other major use of funds was for the payment of the first three quarter regular dividends and the February special dividend of $1.50 per share, having a combined cash outflow of $6,046,000.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $2,765,000 representing 0.99% of total assets at September 30, 1999, from $3,064,000 or 1.10% of total assets at December 31, 1998. Included in the past-due category at September 30, 1999 is a commercial loan relationship loan with an outstanding principal balance exceeding $600,000. This loan relationship is fully secured by marketable securities, and a work-out plan continues into the fourth quarter. Most non-performing assets are supported by collateral value that appears to be adequate at September 30, 1999.

The Allowance for Loan Losses at September 30, 1999, was
$2,454,000 or 1.51% of loans, net of unearned interest, as compared to $2,313,000 also 1.51% of loans, net of unearned interest, at December 31, 1998.

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

                 MID PENN BANCORP, INC.

                                        Sept. 30,  Dec. 31,
                                           1999     1998
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                     1,017       376
     Past due 90 days or more                813       844
     Restructured loans                      882     1,497
                                         -------   -------
     Total non-performing loans            2,712     2,717
     Other real estate                        53       347
                                         -------   -------
              Total                        2,765     3,064
                                         =======   =======
     Percentage of total loans outstanding  1.70      2.00
     Percentage of total assets             0.99      1.10


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,313     2,281

     Loans charged off:

     Commercial real estate, construction
      and land development                     0        40
     Commercial, industrial and agricultural 144       200
     Real estate - residential mortgage        0        40
     Consumer                                 45        37
                                         -------   -------
              Total loans charged off        189       317
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                    55        10
     Commercial, industrial and agricultural   1        56
     Real estate - residential mortgage        0         0
     Consumer                                 24        29
                                         -------   -------
              Total recoveries                80        95
                                         -------   -------

       Net charge-offs (recoveries)         -109      -222
                                         -------   -------
       Current period provision for
                  loan losses                250       254
                                         -------   -------
       Balance end of period               2,454     2,313
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

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- Nothing to report

Item 5.  Other Information - Nothing to Report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant




/s/ Eugene F. Shaffer              /s/ Kevin W. Laudenslager
By:Eugene F. Shaffer               By:Kevin W. Laudenslager
Chairman, Pres. & CEO              Treasurer
Date:  November 1, 1999            Date:  November 1, 1999