Form 10-K405
period 1999-12-31
MID PENN BANCORP INC
filed 2000-03-28
CIK 879635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

          Commission file number    0-20141
                                 ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $46,022,900 at February 25, 2000 (a date within 60 days of the date hereof). As of February 25, 2000, the Registrant had 3,031,505shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from the Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant's Proxy Statement to be used in connection with the 1999 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                            MID PENN BANCORP, INC.
                                   FORM 10-K
                                     INDEX

                                                                            PAGE
PART I

     Item 1 -      Business.................................................   1

     Item 2 -      Properties...............................................  11

     Item 3 -      Legal Proceedings........................................  13

     Item 4 -      Submission of Matters to a
                   Vote of Security Holders.................................  13
PART II
     Item 5 -      Market for Registrant's Common Equity and
                   Related Shareholder Matters..............................  14

     Item 6 -      Selected Financial Data..................................  14

     Item 7 -      Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operation................................................  14

     Item 7A -     Quantitative and Qualitative Disclosure About Market Risk  14

     Item 8 -      Financial Statements and Supplementary Data..............  14

     Item 9 -      Changes In and Disagreements With Accountants
                   on Accounting and Financial Disclosure...................  14
PART III
     Item 10 -     Directors and Executive Officers of
                   the Registrant...........................................  15

     Item 11 -     Executive Compensation...................................  15

     Item 12 -     Security Ownership of Certain Beneficial
                   Owners and Management....................................  15

     Item 13 -     Certain Relationships and
                   Related Transactions.....................................  15
PART IV
     Item 14 -     Exhibits, Financial Statements, Schedules
                   and Reports on Form 8-K..................................  16

     Signatures.............................................................  18


                                    PART I
                                    ------

ITEM 1.   BUSINESS.
------    --------

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

     The bank presently has 10 offices, including the Miners office, at 550 Main Street, Lykens, added July 10, 1998. The bank, headquartered in Millersburg, Dauphin County, Pennsylvania, offices are in Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania with total assets of approximately $280 million as of December 31, 1999.

     At December 31, 1999, the Registrant's consolidated assets, deposits and shareholders' equity were approximately $287,542,000, $217,840,000 and $26,565,000, respectively. The Registrant's primary business consists of attracting deposits from its network of community banking offices operated by the bank. The bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, personal loans, mortgage and home equity loans, secured and unsecured commercial loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. Deposits of the bank are insured by the Bank Insurance Fund of the FDIC to the maximum extent provided by law.

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

     Employees.  At December 31, 1999, the Registrant had 87 full-time and 33
     ---------
part-time employees. None of these employees is represented by a collective bargaining agent, and the Registrant believes it enjoys good relations with its personnel.

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

     For additional information with respect to the Registrant's business activities, see Part II, Item 7 of this report.

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

     A bank holding company, such as the Registrant, is prohibited from engaging in or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in non-banking activities unless the Board, by order or regulation, has found that the activities are so closely related to banking, managing or controlling banks as to be a proper incident thereto. In making this determination, the Board considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. The Registrant does not at this time engage in any other permissible activities, nor does the Registrant, presently, have plans to engage in any other permissible activities.

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

     The Federal Reserve, the FDIC and other federal regulators have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8 %, at least 4% of which must be in the form of common stockholders' equity. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. The Registrant and the bank have capital ratios exceeding regulatory requirements. For information concerning the Registrant's ratios, please see page 39 of the Registrant's 1998 Annual Report to Shareholders, which page is included at Exhibit 13 hereto and incorporated herein by reference. We include a detailed discussion of the bank's regulatory capital requirements in "Supervision and Regulation--The Bank," below.

     Under the Pennsylvania Banking Code of 1965, the Registrant is permitted to control an unlimited number of banks. However, as discussed above, the Registrant would be required, under the Holding Company Act, to obtain the prior approval of the Board. The Holding Company Act was amended by The Riegle-Neal Interstate Banking and Branching Act of 1994 to authorize bank holding companies, subject to certain limitations and restrictions, to acquire banks located in any state. Bank holding companies can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10 % of the deposits in the United States, or 30 % of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks was permitted after September 29, 1998, if the bank is adequately capitalized and demonstrates good management. The Riegle-Neal Act also amended the International Banking Act to allow a foreign bank to establish and operate a federal branch or agency upon approval of the appropriate federal and state banking regulator.

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

     The Registrant's earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Federal Reserve's power to implement national monetary policy, to, among other things, curb inflation or combat recession. The Federal Reserve has a major impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

     Supervision and Regulation--The Bank  The bank's deposits are insured by
     ------------------------------------
the FDIC. The bank is not a member of the Federal Reserve System. The bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, the bank is subject to a variety of local, state and federal laws that affect its operation.

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

     The bank, as a subsidiary bank of a bank holding company, is subject to certain restrictions imposed by the Federal Reserve Act on:

     .    Any extensions of credit to the Registrant or its subsidiaries;
     . Investments in the stock or other securities of the Registrant or its subsidiaries; and
     .    Taking such stock or securities as collateral for loans.

The Federal Reserve Act and Federal Reserve Board regulations also place certain limitations and reporting requirements on extensions of credit by a bank to principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, legislation and regulations promulgated thereunder may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

                                  Total  Tier 1              Under a
                                  Risk-  Risk-    Tier 1     Capital
                                  Based  Based   Leverage   Order or
                                  Ratio  Ratio     Ratio    Directive
                                  -----  ------  ---------  ---------
CAPITAL CATEGORY
Well capitalized                  *10.0    *6.0      *5.0      No
Adequately capitalized             *8.0    *4.0      *4.0*
Undercapitalized                   *8.0    *4.0      *4.0*
Significantly undercapitalized     *6.0    *3.0      *3.0
Critically undercapitalized                          *2.0

*mean less than and greater than or equal too...

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

     Under the Community Reinvestment Act of 1977, as amended, an institutions federal regulator is required to assess a financial institutions record to determine if the institution is meeting the credit needs of the community, including low and moderate income neighborhoods, which it serves and to take this record into account evaluating any application made by an institution for, among other things, approval of a branch or other deposit facility, office relocation, a merger or any acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that a bank's record of meeting the credit needs of its community, including low and moderate income neighborhoods be made available to the public. This evaluation includes a descriptive rating:

          .    "outstanding"
          .    "satisfactory"
          .    "needs to improve" or
          .    "substantial noncompliance" and
          .    a statement describing the basis for the rating.

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

     On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act of 1999, the Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall
Act:

     . Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

     . Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state insurance law. The law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers. It revises and expands the framework of the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     In general, the Financial Services Modernization Act:

     . Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

     . Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     . Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

     . Provides an enhanced framework for protecting the privacy of consumer information;

     . Adopts a number of provisions related to the capitalization, membership, corporate governance, and the other measures designed to modernize the Federal Home Loan Bank system;

     . Modifies the laws governing the implementation of the Community Reinvestment Act; and

     . Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order for the Registrant to take advantage of the ability to affiliate with other financial services providers, the Registrant must become a "Financial Holding Company" as permitted under an amendment to the Bank Holding Company Act. To become a Financial holding Company, a company must file a declaration with the Federal Reserve, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve must determine that each insured depository institution subsidiary of the company has at least a satisfactory" CRA rating. The Registrant currently meets the requirements to make an election to become a Financial Holding Company. The Registrant's management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Registrant is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Registrant and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Registrant desires to utilize any of its expanded powers provided in the Financial Service Modernization Act.

     The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, the bank will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     The Registrant and the bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Registrant and the bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Registrant and the bank.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
------    ---------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------    ---------------------------------------------------------------------

     The information required by this Item, regarding market value, dividend payment, and number of shareholders is set forth on page 3 of the Registrant's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

     As of March 10, 2000, there were approximately 979 shareholders of record of the Registrant's common stock.

ITEM 6.   SELECTED FINANCIAL DATA.
------    -----------------------

     The information required by this Item is set forth on page 39 of the Registrant's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATION.
          ---------------------

     The information required by this Item is set forth on pages 24 through 39 of the Registrant's Annual Report to Shareholders, which page is included at
Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------  ----------------------------------------------------------

     The information required by this Item is set forth on pages 35 through 38 of the Registrant's Annual Report to Shareholders, which page is included at
Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   -------------------------------------------

     The information required by this Item is set forth on pages 5 through 23 of the Registrant's Annual Report to Shareholders, which pages are included at
Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

     None.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     The information required by this Item, relating to directors, executive officers, control persons is set forth on pages 4 through 9 of the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

     Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Registrant believes that during the period January 1, 1999 through December 31, 1999, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     The information required by this Item, relating to executive compensation, is set forth in pages 9 through 12, 14 through 17 of the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     The information required by this Item, relating to beneficial ownership of the Registrant's Common Stock, is set forth in pages 14 and 15 of the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 14 of the Registrant's Proxy Statement to be used in connection with the 2000 Annual Meeting of Shareholders, which page is incorporated herein by reference.

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

                              MID PENN BANCORP, INC.
                              -----------------------------------------
                                             (Registrant)


                              By    /s/ Eugene F. Shaffer
                                    -----------------------------
                                    Eugene F. Shaffer
                                    President and Chief Executive Officer

     Date March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                    DATE
                                                                    ----


By   /s/ Eugene F. Shaffer                                      March 27, 2000
     ---------------------------------                          --------------
     Eugene F. Shaffer
     Chairman of the Board of Directors,
     President, Chief Executive Officer
     and Director (principal executive officer)


By   /s/ Kevin W. Laudenslager                                  March 27, 2000
     ---------------------------------                          --------------
     Kevin W. Laudenslager
     Treasurer (principal financial and
     accounting officer)


By   _________________________________                          ______________
     Jere M. Coxon, Director


By   /s/ Alan W. Dakey                                          March 27, 2000
     ---------------------------------                          --------------
     Alan W. Dakey, Director

By   /s/ Earl R. Etzweiler                                      March 27, 2000
     ---------------------------------                          --------------
     Earl R. Etzweiler, Director


By   /s/ Gregory M. Kerwin                                      March 27, 2000
     ---------------------------------                          --------------
     Gregory M. Kerwin, Director


By   /s/ Charles F. Lebo                                        March 27, 2000
     ---------------------------------                          --------------
     Charles F. Lebo, Director


By   _________________________________                          ______________
     Warren A. Miller, Director


By   _________________________________                          ______________
     William G. Nelson, Director


By   _________________________________                          ______________
     Edwin D. Schlegel, Director


By     /s/ Guy J. Snyder, Jr.                                   March 27, 2000
     ---------------------------------                          --------------
     Guy J. Snyder, Jr., Director


By   _________________________________                          ______________
     Donald E. Sauve, Director

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