Form 10-Q
period 2000-03-31
MID PENN BANCORP INC
filed 2000-05-10
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000


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

3,036,762 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 2000.

Independent Auditors' Report



The Board of Directors and Stockholders
Mid Penn Bancorp, Inc.
Millersburg, Pennsylvania

We have reviewed the accompanying consolidated balance sheet of Mid Penn Bancorp, Inc. and subsidiaries (collectively, the "Corporation") as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public
Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PARENTE RANDOLPH, PC

Williamsport, Pennsylvania
May 3, 2000


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)
                                        March 31,   Dec. 31,
                                          2000       1999
                                        --------   --------
ASSETS:
   Cash and due from banks                 5,561      7,474
   Interest-bearing balances              32,083     34,570
   Available-for-sale securities          63,333     64,099
   Federal funds sold                          0          0
   Loans                                 179,195    172,294
     Less:
        Allowance for loan losses          2,570      2,505
                                         -------    -------
              Net loans                  176,625    169,789
                                         -------    -------
   Bank premises and equip't, net          3,216      3,307
   Other real estate                          54         63
   Accrued interest receivable             2,111      2,120
   Cash surrender value of life insurance  4,137      4,089
   Deferred income taxes                   1,923      1,676
   Other assets                              671        355
                                         -------    -------
              Total Assets               289,714    287,542
                                         =======    =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                 21,556     22,331
   NOW                                    28,412     26,962
   Money Market                           18,154     22,899
   Savings                                25,749     25,815
   Time                                  125,896    119,833
                                         -------    -------
              Total deposits             219,767    217,840
                                         -------    -------
  Short-term borrowings                   16,195     24,636
  Accrued interest payable                 1,634      1,202
  Other liabilities                        1,321        899
  Long-term debt                          24,362     16,400
                                         -------    -------
              Total Liabilities          263,279    260,977
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at March 31, 2000 and
    December 31, 1999                      3,057      3,057
   Additional paid-in capital             20,368     20,368
   Retained earnings                       5,898      5,557
   Accumulated other comprehensive income -2,340     -1,861
     Less:  Treasury Stock at cost
            (19,739 and 19,996 shs., resp.)  548        556
                                         -------    -------
              Total Stockholders Equity   26,435     26,565
                                         -------     ------
              Total Liabilities & Equity 289,714    287,542
                                         =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.


                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months
                              Ended March 31,
                               2000   1999
INTEREST INCOME:               -----  -----
  Interest & fees on loans     3,775  3,347
  Int.-bearing balances          499    633
  Treas. & Agency securities     564    625
  Municipal securities           345    324
  Other securities                47     29
  Fed funds sold and repos         0      0
                               -----  -----
       Total Int. Income       5,230  4,958
                               -----  -----
INTEREST EXPENSE:
  Deposits                     2,035  2,111
  Short-term borrowings          239     80
  Long-term borrowings           378    212
                               -----  -----
       Total Int. Expense      2,652  2,403
                               -----  -----
       Net Int. Income         2,578  2,555
PROVISION FOR LOAN LOSSES         75     75
                               -----  -----
  Net Int. Inc. after Prov.    2,503  2,480
                               -----  -----
NON-INTEREST INCOME:
  Trust Dept                      53     18
  Service Chgs. on Deposits      153    125
  Investment sec. gains, net       0     50
  Income on life insurance        48     55
  Other                          160    206
                               -----  -----
  Total Non-Interest Income      414    454
                               -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          927    979
  Occupancy, net                 101     89
  Equipment                      118    115
  PA Bank Shares tax              67     69
  Other                          440    403
                               -----  -----
       Tot. Non-int. Exp.      1,653  1,655
                               -----  -----
  Income before income taxes   1,264  1,279
INCOME TAX EXPENSE               316    327
                               -----  -----

       NET INCOME                948    952
                               =====  =====
CASH DIVIDENDS PER SHARE        0.20   1.61
                               =====  =====
NET INCOME PER SHARE            0.31   0.31
                               =====  =====
Weighted Average No. of
  Shares Outstanding       3,035,170  3,037,908

The accompanying notes are an integral part of these consolidated financial statements.



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                 For the three months ended:
                                        March 31,  March 31,
                                          2000       1999
                                        --------  --------
Operating Activities:
  Net Income                                 948       952
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                   75        75
  Depreciation                               106       100
  Incr. in cash-surr. value of life insurance-48       -47
  Loss (gain) on sale of investment
    securities                                 0       -50
  Loss (gain) on sale/disposal of bank
    premises and equipment                     0         0
  Loss (gain) on the sale of foreclosed
    assets                                   -15       -59
  Change in accrued interest receivable        9      -144
  Change in other assets                    -316      -257
  Change in accrued interest payable         432       354
  Change in other liabilities                422       853
                                         -------   -------
            Net cash provided by
            operating activities:          1,613     1,777
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances     2,487     2,974
  Proceeds from sale of securities             0     3,811
  Proceeds from the maturity of secs.      1,272     1,463
  Purchases of investment securities      -1,232    -7,642
  Net (increase)decrease in loans         -6,911       436
  Purchases of fixed assets                  -15       -38
  Proceeds from sale of other real estate     24       232
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash provided by(used in)
            investing activities          -4,375     1,236
                                         -------   -------
Financing Activities:
  Net (decr)incr. in demand and savings   -4,136     2,644
  Net increase in time deposits            6,063     4,497
  Net decrease in sh-term borrowings      -8,441    -6,311
  Net incr.(decr) in lg-term borrowings    7,962       -37
  Cash dividend declared                    -607    -4,889
  Net (purchase)sale of treasury stock         8         7
                                         -------   -------
            Net cash provided by(used in)
            financing activities             849    -4,089
                                         -------   -------
  Net decrease in cash & due from banks   -1,913    -1,076
  Cash & due from banks, beg of period     7,474     5,651
                                         -------   -------
  Cash & due from banks, end of period     5,561     4,575
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                            19        42
  Transfers to other real estate               0         0

The accompanying notes are an integral part of these consolidated financial statements.


                   Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements

1. The consolidated interim financial statements included here have been prepared by the Corporation, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information included here reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures made here are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

The unaudited financial data included herein as of March 31, 2000, and for the three-month period then ended, has been reviewed by the registrant's independent public accountants.

2. Interim statements are subject to possible adjustments in connection with the annual audit of the Corporation's accounts for the full fiscal year. In our opinion, all necessary adjustments have been included so that the interim financial statements are not misleading.

3. The results of operations for the interim periods presented are not necessarily an indicator of the results expected for the full year.

4. Management considers the Allowance for Loan Losses to be adequate at this time.

5.  Short-term borrowings as of March 31, 2000, and
December 31, 1999, consisted of:

(Dollars in thousands)
                                    3/31/00     12/31/99
                                    -------     --------
Federal funds purchased             $13,200      $22,300
Repurchase agreements                 2,612        1,313
Treasury, tax and loan note             383        1,023
                                    -------     --------
                                    $16,195      $24,636
                                    =======      =======
Federal funds purchased represent overnight funds as of March 31, 2000. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. Long-term debt as of the quarter ended March 31, 2000, and the year ended December 31, 1999, was $24,362,000 and $16,400,000, respectively. The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and through its membership, the Bank can access a number of credit products which are utilized to provide various forms of liquidity. The Bank entered into two long-term borrowings with the FHLB during the period: $5,000,000 in five year/two year convertible borrowing at 6.28% with a final maturity of January 14, 2010; and a $5,000,000 ten year/three year convertible borrowing at 6.71% with a final maturity of February 22, 2010.

7. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends and stock splits. The Corporation's basic and diluted earnings per share are the same since there are no dilutive shares of potential common stock outstanding.

8. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that the Corporation's net income decreased for the three months ended March 2000 compared to the corresponding period in 1999, but comprehensive income (loss) over the same period has increased.

(In thousands)                  Three Months
                               Ended March 31,
                                2000   1999
                                ----   ----
Net Income                      $948   $952
                                ----   ----
Other comprehensive income(loss):
  Unrealized holding losses on
   securities arising during the
   period                       -726   -758
  Less:  reclassification
   adjustments for gains included
   in net income                   0     50
                               -----  -----
  Other comprehensive loss
   before income tax provision  -726   -808
  Income tax benefit related
   to other comprehensive loss   247    275
                               -----  -----
  Other comprehensive loss      -479   -533
                               -----  -----
       Comprehensive Income    $ 469  $ 419
                               =====  =====

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the three months ended March 31, 2000, compared to year-end 1999 and the Results of Operations for the first quarter of 2000 compared to the same period in 1999.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2000, increased to $289,714,000, from $287,542,000 as of December 31,1999.

During the first quarter of 2000, loans outstanding increased by $6,836,000, or 4%.

Cash balances, which were higher than normal levels at December 31, 1999 due to projected cash needs in conjunction with Y2K, decreased by $1,913,000 by March 31, 2000.

Our entire portfolio of investment securities is considered available-for-sale. As such, the investments are recorded on our Balance Sheet at market value. Our investments: US Treasury, Agency and Municipal securities are assigned a market price relative to investments of the same type with similar maturity dates. Since the interest rate environment of these securities has increased by more than 2 percentage points in the past eighteen months, our existing securities are valued lower in comparison. This difference in value, or unrealized loss, amounted to $2,340,000, net of tax, as of March 31, 2000. However, the investments are all high credit quality securities that if held to maturity are expected to yield no loss to the bank.

Total deposits increased by $1,927,000 during the first three months of 2000. Certificates of deposit increased by $6,063,000 while money market balances decreased by $4,745,000 indicating a movement toward time deposits at this point in the interest rate cycle.

Short-term borrowings, consisting mainly of overnight borrowings, decreased by $8.4 million from year end. These borrowings had been increased during the fourth quarter of 1999 to fund the strong loan growth, and to allow for sufficient liquidity to meet Y2K needs. In the first quarter of 2000, we have refinanced approximately 8 million of short-term funds using longer term borrowings in light of rising interest rates.

All components of long-term debt are advances from the FHLB.
Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

Funds from maturing interest-bearing balances were also used to fund loan growth; thus, balances decreased from $34,670,000 at year-end to $32,083,000 on March 31.

As of March 31, 2000, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

We launched a comprehensive interactive, internet banking package during the first quarter of 2000. Our internet banking program has been well received by our customers who are using the service in increasing numbers. The web site and online banking program can be found at www.midpennbank.com. In addition to the complete online banking product, we continue to research sites in the greater Harrisburg area for an additional branch location that may add value for our bank and its shareholders.

RESULTS OF OPERATIONS

Net income for the first quarter of 2000 was $948,000, compared with $952,000 earned in the same quarter of 1999. Net income per share for the first quarters of both 2000 and 1999 was $.31. Net income as a percentage of stockholders' equity, also known as return on equity,
(ROE), was 14.3% on an annualized basis for the first quarter of 2000 as compared to 13.6% for the same period in 1999.

Net interest income of $2,578,000 for the quarter ended
March 31, 2000, remained flat compared to the $2,555,000 earned in the same quarter of 1999. Margins continue to be challenged by strong rate competition for both loans and deposits.

During the first quarter of 2000, we analyzed interest rate risk using the Vining Sparks Asset-Liability Management Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At February 28, 2000, these scenarios indicate that there would not be a significant variance in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made a provision for loan losses of $75,000 during the first quarters of both 2000 and 1999. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $414,000 for the first quarter of 2000 compared to $454,000 earned during the same quarter of 1999. In the first quarter of 1999, we realized a gain of $50,000 on the sale of investment securities. A significant contribution to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $106,000 during the first quarter of 2000. Gains resulting from the sale of other real estate amounted to $15,000 during the first quarter of 2000 in comparison to the $59,000 earned during the same period of 1999.

Non-interest expense during the first quarter of 2000 of $1,653,000 changed little compared to an expense of $1,655,000 during the same period of 1999. Additional advertising dollars were spent during the first quarter of 2000 to promote several certificate of deposit specials of the bank.

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

Funds generated from operations contributed a major source of funds for the first quarter of 2000 The major source of funds came from the increase in time deposits of $6,063,000 mainly an increase in certificates of deposits. Other major sources of funds included the $7,962,000 net increase in net long-term borrowings, and the $2,487,000 net decrease in interest bearing balances.

The major use of funds during the period was a net decrease in short-term borrowings of $8,441,000. The other major use of funds was for the net increase in loans of $6,911,000.

YEAR 2000 COMPLIANCE: MANAGEMENT INFORMATION SYSTEMS

In 1998 we established a Year 2000 compliance committee to address the risks of the critical internal bank systems that may have been affected by date sensitive applications, as well as external systems provided by third parties. A comprehensive Year 2000 Business Action Plan was developed detailing the sequence of events and actions to be taken as the Year 2000 approached.

In November 1997, the Company purchased and installed an upgrade to its current computer systems to improve efficiencies of operations and position itself for future growth. The cost of the new system was approximately $284,000. Testing demonstrated that the new hardware and software were Year 2000 compliant. In addition, the Corporation hired a third-party Year 2000 consultant. With the aid of the consultant, we developed a testing master plan, organization chart and detailed work plan. The testing plan included several phases of testing in accordance with regulatory guidelines. We successfully completed the testing of all systems critical to the operation of the bank on February 3, 1999. Mid Penn Bank proved its readiness for the new millennium with no problems encountered as we moved into the current year, nor do we expect any problems with critical dates in the future.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $2,065,000 representing 0.71% of total assets at March 31, 2000, from $2,217,000 or 0.77% of total assets at December 31, 1999.
Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 2000.

The allowance for loan losses at March 31, 2000, was $2,570,000 or 1.43% of loans, net of unearned interest, as compared to $2,505,000 or 1.45% of loans, net of unearned interest, at December 31, 1999.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        March 31,  Dec. 31,
                                          2000       1999
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       730       890
     Past due 90 days or more                384       386
     Restructured loans                      897       878
                                         -------   -------
     Total non-performing loans            2,011     2,154
     Other real estate                        54        63
                                         -------   -------
              Total                        2,065     2,217
                                         =======   =======
     Percentage of total loans outstanding  1.15      1.29
     Percentage of total assets             0.71      0.77


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,505     2,313

     Loans charged off:

     Commercial real estate, construction
      and land development                     0         0
     Commercial, industrial and agricultural   0       146
     Real estate - residential mortgage        0         0
     Consumer                                 19        78
                                         -------   -------
              Total loans charged off         19       224
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     0        55
     Commercial, industrial and agricultural   0         1
     Real estate - residential mortgage        0         0
     Consumer                                  9        35
                                         -------   -------
              Total recoveries                 9        91
                                         -------   -------

       Net (charge-offs) recoveries          -10      -133
                                         -------   -------
       Current period provision for
                  loan losses                 75       325
                                         -------   -------
       Balance end of period               2,570     2,505
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

Mid Penn Bancorp, Inc.
Registrant

/s/ Eugene F. Shaffer              /s/ Kevin W. Laudenslager
By:Eugene F. Shaffer               By:Kevin W. Laudenslager
Chairman, Pres. & CEO              Treasurer
Date:  May 10, 2000                Date:  May 10, 2000