Form 10-Q
period 2000-06-30
MID PENN BANCORP INC
filed 2000-08-14
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000


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

3,037,407 shares of Common Stock, $1.00 par value per share, were outstanding as of June 30, 2000.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)
                                        June 30,   Dec. 31,
                                          2000       1999
                                        --------   --------
ASSETS:
   Cash and due from banks                 7,553      7,474
   Interest-bearing balances              34,557     34,570
   Available-for-sale securities          64,089     64,099
   Federal funds sold                          0          0
   Loans                                 176,999    172,294
     Less,
        Allowance for loan losses          2,665      2,505
                                         -------    -------
              Net loans                  174,334    169,789
                                         -------    -------
   Bank premises and equip't, net          3,163      3,307
   Other real estate                          35         63
   Accrued interest receivable             2,250      2,120
   Cash surrender value of life insurance  4,184      4,089
   Deferred income taxes                   1,917      1,676
   Other assets                              653        355
                                         -------    -------
              Total Assets               292,735    287,542
                                         =======    =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                 22,240     22,331
   NOW                                    28,243     26,962
   Money market                           17,961     22,899
   Savings                                26,246     25,815
   Time                                  131,974    119,833
                                         -------    -------
              Total deposits             226,664    217,840
                                         -------    -------
  Short-term borrowings                   11,999     24,636
  Accrued interest payable                 1,838      1,202
  Other liabilities                        1,087        899
  Long-term debt                          24,322     16,400
                                         -------    -------
              Total Liabilities          265,910    260,977
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at June 30, 2000 and
    December 31, 1999                      3,057      3,057
   Additional paid-in capital             20,368     20,368
   Retained earnings                       6,261      5,557
   Accumulated other comprehensive loss   -2,328     -1,861
     Less:  Treasury stock at cost
            (19,094 and 19,996 shs., resp.)  533        556
                                         -------    -------
              Total Stockholders Equity   26,825     26,565
                                         -------     ------
              Total Liabilities & Equity 292,735    287,542
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


                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Six Months
                              Ended June 30,  Ended June 30,
                               2000   1999     2000   1999
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,946  3,341    7,721  6,688
  Int.-bearing balances          498    622      997  1,255
  Treas. & Agency securities     547    618    1,111  1,243
  Municipal securities           360    330      705    654
  Other securities                56     35      103     64
  Fed funds sold and repos         0      0        0      0
                               -----  -----    -----  -----
       Total Int. Income       5,407  4,946   10,637  9,904
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     2,191  2,083    4,226  4,194
  Short-term borrowings          152     63      391    143
  Long-term borrowings           400    223      778    435
                               -----  -----    -----  -----
       Total Int. Expense      2,743  2,369    5,395  4,772
                               -----  -----    -----  -----
       Net Int. Income         2,664  2,577    5,242  5,132
PROVISION FOR LOAN LOSSES        100     75      175    150
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,564  2,502    5,067  4,982
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust dept                      45     55       98     73
  Service chgs. on deposits      144    119      297    244
  Investment sec. gains (losses),
                              net -4      0       -4     50
  Gain on sale of loans           31      0       31      0
  Other                          181    397      389    658
                               -----  -----    -----  -----
  Total Non-Interest Income      397    571      811  1,025
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          964    960    1,891  1,939
  Occupancy, net                  80     78      181    167
  Equipment                      129    115      247    230
  PA Bank Shares tax              68     69      135    138
  Other                          443    553      883    956
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,684  1,775    3,337  3,430
                               -----  -----    -----  -----
  Income before income taxes   1,277  1,298    2,541  2,577
INCOME TAX EXPENSE               308    326      624    653
                               -----  -----    -----  -----

       NET INCOME                969    972    1,917  1,924
                               =====  =====    =====  ===== NET INCOME PER SHARE            0.32   0.32      .63    .63
                               =====  =====    =====  =====
DIVIDENDS PER SHARE             0.20   0.19      .40   1.80
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       3,035,403       3,035,300
                                  3,039,406       3,038,661

The accompanying notes are an integral part of these consolidated financial statements.



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                   For the six months ended:
                                        June 30,  June 30,
                                          2000      1999
                                        --------  --------
Operating Activities:
  Net Income                               1,917     1,924
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                  175       150
  Depreciation                               211       201
  Incr. in cash-surr. value of life insurance-95       -93
  Loss (gain) on sale of investment
    securities                                 4       -50
  Loss (gain) on sale/disposal of bank
    premises and equipment                     0         0
  Loss (gain) on the sale of foreclosed
    assets                                   -40      -229
  Loss (gain) on the sale of loans           -31         0
  Change in interest receivable             -130      -273
  Change in other assets                    -298       -97
  Change in interest payable                 636       471
  Change in other liabilities                188       668
                                         -------   -------
            Net cash provided by
            operating activities:          2,537     2,672
                                         -------   -------
Investing Activities:
  Net decrease in int-bearing balances        13     1,970
  Proceeds from sale of securities         3,515     3,811
  Proceeds from the maturity of secs.      2,200     4,773
  Purchase of investment securities       -6,417    -9,272
  Proceeds from the sale of loans          3,622         0
  Net increase in loans                   -8,311    -2,114
  Purchases of fixed assets                  -67       -65
  Proceeds from sale of other real estate     68       523
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash used in
            investing activities          -5,377      -374
                                         -------   -------
Financing Activities:
  Net (decr)incr in demand and savings    -3,317     4,627
  Net incr(decr) in time deposits         12,141      -199
  Net decrease in sh-term borrowings     -12,637    -1,077
  Net incr(decr) in long-term borrowings   7,922       -73
  Cash dividend declared                  -1,213    -5,467
  Net sale of treasury stock                  23         8
                                         -------   -------
            Net cash provided by(used in)
            financing activities           2,919    -2,181
                                         -------   -------
  Net increase in cash & due from banks       79       117
  Cash & due from banks, beg of period     7,474     5,651
                                         -------   -------
  Cash & due from banks, end of period     7,553     5,768
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                            32        99
  Transfers to other real estate               0         0

The accompanying notes are an integral part of these consolidated financial statements.


                   Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements

1. The consolidated interim financial have been prepared by the Corporation, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5.  Short-term borrowings as of June 30, 2000, and
December 31, 1999, consisted of:

(Dollars in thousands)
                                    6/30/00     12/31/99
                                    -------     --------
Federal funds purchased              $8,400      $22,300
Repurchase agreements                 2,603        1,313
Treasury, tax and loan note             996        1,023
                                    -------     --------
                                    $11,999      $24,636
                                    =======      =======
Federal funds purchased represent overnight funds as of June 30, 2000. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. Long-term debt as of the quarter ended June 30, 2000, and the year ended December 31, 1999, was $24,322,000 and $16,400,000, respectively. The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and through its membership, the Bank can access a number of credit products which are utilized to provide various forms of liquidity. The Bank entered into two long-term borrowings with the FHLB during the period ended June 30, 2000: $5,000,000 in five year/two year convertible borrowing at 6.28% with a final maturity of January 14, 2010; and a $5,000,000 ten year/three year convertible borrowing at 6.71% with a final maturity of February 22, 2010.

7. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends and stock splits. The Corporation's basic and diluted earnings per share are the same since there are no dilutive shares of potential common stock outstanding.

8. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. This is evidenced by the fact that the Corporation's net income decreased for the six months ended June 2000 compared to the corresponding period in 1999, but comprehensive income over the same period has increased.

(In thousands)                  Three Months   Six Months
                               Ended June 30, Ended June 30,
                                2000   1999    2000   1999
                                ----   ----    ----   ----
Net Income                      $969   $972  $1,917 $1,924
                                ----   ----    ----   ----
Other comprehensive income(loss):
  Unrealized holding gains(losses)
  on securities arising during
  the period                      18 -1,700    -708 -2,432
  Less:  reclassification
   adjustments for gains(losses)
   included in net income         -4      0      -4     50
                               -----  -----   -----  -----
  Other comprehensive income(loss)
   before income tax provision    22 -1,700    -704 -2,482
  Income tax benefit related
   to other comprehensive
   income(loss)                   -6    578     241    827
                               -----  -----   -----  -----
  Other comprehensive inc(loss)   16 -1,122    -463 -1,655
                               -----  -----   -----  -----
    Comprehensive Income(Loss) $ 985  $-150   1,454    269
                               =====  =====   =====  =====

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of June 30, 2000, compared to year-end 1999 and the Results of Operations for the second quarter and the first six months of 2000 compared to the same periods in 1999.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2000, increased to $292,735,000, or 2%, from $287,542,000 as of December 31,1999.

During the first half of 2000, loans outstanding increased by $4,705,000, or 3% despite a sale of $3,622,000 in student loans.

Our entire portfolio of investment securities is considered available-for-sale. As such, the investments are recorded on our Balance Sheet at market value. Our investments: US Treasury, Agency and Municipal securities are assigned a market price relative to investments of the same type with similar maturity dates. Since the interest rate environment of these securities has increased by more than 2 percentage points in the past twenty-four months, our existing securities are valued lower in comparison. This difference in value, or unrealized loss, amounted to $2,328,000, net of tax, as of June 30, 2000. However, the investments are all high credit quality securities that if held to maturity are expected to yield no loss to the bank.

Total deposits increased by $8,824,000 during the first six months of 2000. Certificates of deposit increased by $12,141,000 while money market balances decreased by $4,938,000 indicating a movement toward time deposits at this point in the interest rate cycle.

Short-term borrowings, consisting mainly of overnight borrowings, decreased by $12.6 million from year end. These borrowings had been increased during the fourth quarter of 1999 to fund strong loan growth, and to allow for sufficient liquidity to meet Y2K needs. During the first quarter of 2000, we refinanced approximately $8 million of short-term funds using longer term borrowings in light of rising interest rates.

All components of long-term debt are advances from the FHLB.
Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of June 30, 2000, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

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

RESULTS OF OPERATIONS

Net income for the first six months of 2000 was $1,917,000, compared with $1,924,000 earned in the same period of 1999. Net income per share for the same period of both 2000 and 1999 was $.63. Net income as a percentage of stockholders' equity, also known as return on equity,
(ROE), was 14.4% on an annualized basis for the first half of 2000 as compared to 14.5% for the same period in 1999.

Net income for the second quarter of 2000 was $969,000, compared with $972,000 earned in the same quarter of 1999. Net income per share for the second quarters of both 2000 and 1999 was $.32.

Net interest income of $2,664,000 for the quarter ended
June 30, 2000, increased by 3.4% compared to the $2,577,000 earned in the same quarter of 1999. This rise indicates an increase in interest spread during the quarter despite higher interest rates and keen competition.

During the second quarter of 2000, we analyzed interest rate risk using the Vining Sparks Asset-Liability Management Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At April 30, 2000, these scenarios indicate that there would not be a significant variance in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made a provision for loan losses of $100,000 and $75,000 during the second quarters of 2000 and 1999, respectively. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $397,000 for the second quarter of 2000 compared to $571,000 earned during the same quarter of 1999. In the second quarter of 1999, we realized a one-time gain of $149,000 on the sale of a parcel of other real estate held for sale. Service charges on deposits grew by more than 20% during the second quarter of 2000 compared to the same period of 1999 as the bank continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $118,000 during the second quarter of 2000. Gains resulting from the sale of student loans amounted to $31,000 during the second quarter of 2000. These loans yielded the bank a slight premium upon sale, and we were able to reinvest the funds in higher yielding assets.

Non-interest expense during the second quarter of 2000 of $1,684,000 decreased slightly as compared to an expense of $1,775,000 during the same period of 1999 as we continue to strive to maintain low overhead.

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

Funds generated from operations contributed a major source of funds for the first half of 2000 The major source of funds came from the increase in time deposits of $12,141,000 mainly an increase in certificates of deposits particularly a new-money, three-year offer at 6.88%. Other major sources of funds included the $7,922,000 net increase in net long-term borrowings, and the $3,622,000 received in principal on the sale of a block of student loans.

The major use of funds during the period was a net decrease in short-term borrowings of $12,637,000. The other major use of funds was for the net increase in loans of $8,311,000.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased to $2,554,000 representing 0.87% of total assets at June 30, 2000, from $2,217,000 or 0.77% of total assets at December 31, 1999.
Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 2000.

The allowance for loan losses at June 30, 2000, was $2,665,000 or 1.51% of loans, net of unearned interest, as compared to $2,505,000 or 1.45% of loans, net of unearned interest, at December 31, 1999.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        June 30,  Dec. 31,
                                          2000       1999
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       757       890
     Past due 90 days or more              1,047       386
     Restructured loans                      715       878
                                         -------   -------
     Total non-performing loans            2,519     2,154
     Other real estate                        35        63
                                         -------   -------
              Total                        2,554     2,217
                                         =======   =======
     Percentage of loans, net of unearned
       interest, outstanding                1.44      1.29
     Percentage of total assets             0.87      0.77


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,505     2,313

     Loans charged off:

     Commercial real estate, construction
      and land development                     0         0
     Commercial, industrial and agricultural   1       146
     Real estate - residential mortgage        0         0
     Consumer                                 31        78
                                         -------   -------
              Total loans charged off         32       224
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     0        55
     Commercial, industrial and agricultural   0         1
     Real estate - residential mortgage        0         0
     Consumer                                 17        35
                                         -------   -------
              Total recoveries                17        91
                                         -------   -------

       Net (charge-offs) recoveries          -15      -133
                                         -------   -------
       Current period provision for
                  loan losses                175       325
                                         -------   -------
       Balance end of period               2,665     2,505
                                         =======    ======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders
- At the Annual Meeting of Shareholders held on April 25, 2000, a vote was held for the election of Class B directors:
Jere M. Coxon, Alan W. Dakey, Charles F. Lebo, Guy J. Snyder, Jr. to serve for a three-year term, and to ratify the selection of Parente Randolph as external auditors for the corporation for the year ending December 31, 2000. Jere Coxon received 2,638,076 votes for and 8,454 votes withheld. Alan Dakey received 2,621,761 votes for and 24,769 votes withheld. Charles Lebo received 2,638,076 votes for and 8,454 votes withheld. Guy Snyder received 2,638,044 votes for and 8,486 votes withheld. The selection of external auditors received 2,632,456 votes for, 7821 votes against, and 6,253 votes abstaining.

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - (27) Financial Data Schedule
 b.  Reports on Form 8-K - None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  July 26, 2000               Date:  July 26, 2000