Form 10-Q
period 2000-09-30
MID PENN BANCORP INC
filed 2000-11-15
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000


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

3,036,994 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 2000.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)
                                        Sept. 30,   Dec. 31,
                                          2000       1999
                                        --------   --------
ASSETS:
   Cash and due from banks                 5,910      7,474
   Interest-bearing balances              41,186     34,570
   Available-for-sale securities          67,258     64,099
   Federal funds sold                          0          0
   Loans                                 180,154    172,294
     Less,
        Allowance for loan losses          2,716      2,505
                                         -------    -------
              Net loans                  177,438    169,789
                                         -------    -------
   Bank premises and equip't, net          3,512      3,307
   Other real estate                          70         63
   Accrued interest receivable             2,195      2,120
   Cash surrender value of life insurance  4,237      4,089
   Deferred income taxes                   1,579      1,676
   Other assets                              560        355
                                         -------    -------
              Total Assets               303,945    287,542
                                         =======    =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                 22,903     22,331
   NOW                                    28,072     26,962
   Money market                           17,792     22,899
   Savings                                24,851     25,815
   Time                                  135,996    119,833
                                         -------    -------
              Total deposits             229,614    217,840
                                         -------    -------
  Short-term borrowings                   18,331     24,636
  Accrued interest payable                 2,338      1,202
  Other liabilities                        1,570        899
  Long-term debt                          24,282     16,400
                                         -------    -------
              Total Liabilities          276,135    260,977
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at September 30, 2000 and
    December 31, 1999                      3,057      3,057
   Additional paid-in capital             20,368     20,368
   Retained earnings                       6,600      5,557
   Accumulated other comprehensive loss   -1,674     -1,861
   Treasury stock at cost
            (19,507 and 19,996 shs., resp.) -541       -556
                                         -------    -------
              Total Stockholders' Equity  27,810     26,565
                                         -------     ------
              Total Liabilities & Equity 303,945    287,542
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


                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                               Three Months    Nine Months
                              Ended Sept 30,  Ended Sept 30,
                               2000   1999     2000   1999
INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,933  3,402   11,654 10,090
  Int.-bearing balances          616    598    1,613  1,853
  Treas. & Agency securities     581    610    1,692  1,853
  Municipal securities           377    333    1,082    987
  Other securities                57     35      160     99
  Fed funds sold and repos         0      0        0      0
                               -----  -----    -----  -----
       Total Int. Income       5,564  4,978   16,201 14,882
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     2,325  2,048    6,551  6,242
  Short-term borrowings          202    118      593    261
  Long-term borrowings           403    220    1,181    655
                               -----  -----    -----  -----
       Total Int. Expense      2,930  2,386    8,325  7,158
                               -----  -----    -----  -----
       Net Int. Income         2,634  2,592    7,876  7,724
PROVISION FOR LOAN LOSSES         75    100      250    250
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,559  2,492    7,626  7,474
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust dept                      60      9      158     82
  Service chgs. on deposits      143    129      440    373
  Investment sec. gains (losses),
                              net  0      0       -4     50
  Gain on sale of loans            0      0       31      0
  Other                          171    190      560    848
                               -----  -----    -----  -----
  Total Non-Interest Income      374    328    1,185  1,353
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits          971    919    2,862  2,858
  Occupancy, net                  93     81      274    248
  Equipment                      137    124      384    354
  PA Bank Shares tax              68     70      203    208
  Other                          437    399    1,320  1,355
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,706  1,593    5,043  5,023
                               -----  -----    -----  -----
  Income before income taxes   1,227  1,227    3,768  3,804
INCOME TAX EXPENSE               280    297      904    950
                               -----  -----    -----  -----

       NET INCOME                947    930    2,864  2,854
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.31   0.31      .94    .94
                               =====  =====    =====  =====
DIVIDENDS PER SHARE             0.20   0.19      .60   1.99
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding       3,036,387       3,035,665
                                  3,037,857       3,038,390

The accompanying notes are an integral part of these consolidated financial statements.



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                  For the nine months ended:
                                        Sept. 30,  Sept. 30,
                                          2000      1999
                                        --------  --------
Operating Activities:
  Net Income                               2,864     2,854
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                  250       250
  Depreciation                               318       303
  Incr. in cash-surr. value of life ins.    -148      -140
  Loss (gain) on sale of investment
    securities                                 4       -50
  Loss (gain) on sale/disposal of bank
    premises and equipment                     0         0
  Loss (gain) on the sale of foreclosed
    assets                                   -40      -229
  Loss (gain) on the sale of loans           -31         0
  Change in interest receivable              -75      -143
  Change in other assets                    -205       -69
  Change in interest payable               1,136       719
  Change in other liabilities                671       828
                                         -------   -------
            Net cash provided by
            operating activities:          4,744     4,323
                                         -------   -------
Investing Activities:
  Net (incr)decr in int-bearing balances  -6,616     4,661
  Proceeds from sale of securities         3,515     3,811
  Proceeds from the maturity of secs.      2,315     7,998
  Purchase of investment securities       -8,709    -9,762
  Proceeds from the sale of loans          3,622         0
  Net increase in loans                  -11,525    -9,542
  Purchases of fixed assets                 -523      -190
  Proceeds from sale of other real estate     68       523
  Capitalized additions - ORE                  0         0
                                         -------   -------
            Net cash used in
            investing activities         -17,853    -2,501
                                         -------   -------
Financing Activities:
  Net (decr)incr in demand and savings    -4,389     5,225
  Net incr(decr) in time deposits         16,163    -2,887
  Net incr(decr) in sh-term borrowings    -6,305     2,212
  Net incr(decr) in long-term borrowings   7,882      -111
  Cash dividend declared                  -1,821    -6,046
  Net sale of treasury stock                  15         3
                                         -------   -------
            Net cash provided by(used in)
            financing activities          11,545    -1,604
                                         -------   -------
  Net incr(decr) in cash & due from banks -1,564       218
  Cash & due from banks, beg of period     7,474     5,651
                                         -------   -------
  Cash & due from banks, end of period     5,910     5,869
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                            60       189
  Transfers to other real estate              35         0

The accompanying notes are an integral part of these consolidated financial statements.


                   Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements

1. 	The consol. interim finan. stmts. have been prepared by
the Corporation, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5.  Short-term borrowings as of Sept. 30, 2000, and
December 31, 1999, consisted of:

(Dollars in thousands)
                                    9/30/00     12/31/99
                                    -------     --------
Federal funds purchased             $15,700      $22,300
Repurchase agreements                 2,107        1,313
Treasury, tax and loan note             524        1,023
                                    -------     --------
                                    $18,331      $24,636
                                    =======      =======
Federal funds purchased represent overnight funds as of Sept. 30, 2000. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. Long-term debt as of the quarter ended Sept. 30, 2000, and the year ended December 31, 1999, was $24,282,000 and $16,400,000, respectively. The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and through its membership, the Bank can access a number of credit products which are utilized to provide various forms of liquidity. The Bank entered into two long-term borrowings with the FHLB during the period: $5,000,000 in a five year/two year convertible borrowing at 6.28% with a final maturity of January 14, 2010; and a $5,000,000 ten year/three year convertible borrowing at 6.71% with a final maturity of February 22, 2010.

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

(In thousands)                  Three Months   Nine Months
                               Ended Sept 30, Ended Sept 30,
                                2000   1999    2000   1999
                                ----   ----    ----   ----
Net Income                      $947   $930  $2,864 $2,854
                                ----   ----    ----   ----
Other comprehensive income(loss):
  Unrealized holding gains(losses)
  on securities arising during
  the period                     991   -345     283 -2,777
  Less:  reclassification
   adjustments for (gains) losses
   included in net income          0      0       4    -50
                               -----  -----   -----  -----
  Other comprehensive income(loss)
   before income tax provision   991   -345     287 -2,827
  Income tax (expense)benefit
   related to other comprehensive
   income(loss)                 -337    117     -96    944
                               -----  -----   -----  -----
  Other comprehensive inc(loss)  654   -228     191 -1,883
                               -----  -----   -----  -----
    Comprehensive Income      $1,601   $702   3,055    971
                               =====  =====   =====  =====

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of September 30, 2000, compared to year-end 1999 and the Results of Operations for the third quarter and the first nine months of 2000 compared to the same periods in 1999.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of September 30, 2000, increased to $303,945,000, or 6%, from $287,542,000 as of December
31,1999.

During the first three quarters of 2000, loans outstanding
Increased by $7,860,000, or 5% despite a sale of $3,622,000 in student loans.

Our entire portfolio of investment securities is considered available-for-sale. As such, the investments are recorded on our Balance Sheet at market value. Our investments: US Treasury, Agency and Municipal securities are assigned a market price relative to investments of the same type with similar maturity dates. Since the interest rate environment of these securities has increased by more than 1.5 percentage points in the past twenty-four months, our existing securities are valued lower in comparison. This difference in value, or unrealized loss, amounted to $1,674,000, net of tax, as of Sept. 30, 2000. However, the investments are all high credit quality securities that if held to maturity are expected to yield no loss to the bank.

Total deposits increased by $11,774,000 during the first nine months of 2000. Certificates of deposit increased by $16,163,000 while money market balances decreased by $5,107,000 indicating a movement toward time deposits at this point in the interest rate cycle.

Short-term borrowings, consisting mainly of overnight borrowings, decreased by $6.3 million from year end. These borrowings had been increased during the fourth quarter of 1999 to fund strong loan growth, and to allow for sufficient liquidity to meet Y2K needs. During the first quarter of 2000, we refinanced approximately $8 million of short-term funds using longer term borrowings in light of rising interest rates.

All components of long-term debt are advances from the FHLB.
Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of Sept. 30, 2000, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

We launched a comprehensive interactive, internet banking package during the first quarter of 2000. Our internet banking program has been well received by our customers who are using the service in increasing numbers. The web site and online banking program can be found at www.midpennbank.com

During the third quarter, the Bank purchased an office location on Front Street in uptown Harrisburg and has received approval for branch operation from the appropriate regulatory agencies. The office, which opened for business in late August, is located in an area of the city occupied by many legal and medical practices. This office will offer excellent exposure for the Bank in the Harrisburg city market.

RESULTS OF OPERATIONS

Net income for the first nine months of 2000 was $2,864,000, compared with $2,854,000 earned in the same period of 1999. Net income per share for the same period of both 2000 and 1999 was $.94. Net income as a percentage of stockholders' equity, also known as return on equity,
(ROE), was 13.7% on an annualized basis for the first three quarters of 2000 as compared to 14.3% for the same period in 1999.

Net income for the third quarter of 2000 was $947,000, compared with $930,000 earned in the same quarter of 1999. Net income per share for the third quarters of both 2000 and 1999 was $.31.

Net interest income of $2,634,000 for the quarter ended
September 30, 2000, increased by 1.6% compared to the $2,592,000 earned in the same quarter of 1999. This rise indicates an increase in interest spread during the quarter despite higher interest rates and keen competition.

During the third quarter of 2000, we analyzed interest rate risk using the Vining Sparks Asset-Liability Management
Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At
Aug. 31, 2000, these scenarios indicate that there would not be a significant variance in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made a provision for loan losses of $75,000 and $100,000 during the third quarters of 2000 and 1999, respectively. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $374,000 for the third quarter of 2000 compared to $328,000 earned during the same quarter of 1999. Service charges on deposits grew by more than 10% during the third quarter of 2000 compared to the same period of 1999 as the bank continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $110,000 during the third quarter of 2000.

Non-interest expense during the third quarter of 2000 of $1,706,000 increased as compared to an expense of $1,593,000 during the same period of 1999.

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

Funds generated from operations contributed a major source of funds for the first three quarters of 2000 The major source of funds came from the increase in time deposits of $16,163,000 mainly an increase in certificates of deposits particularly a new-money, three-year offer at 6.88%. Other major sources of funds included the $7,882,000 net increase in net long-term borrowings, and the $3,622,000 received in principal on the sale of a block of student loans.

The major use of funds during the period was an increase in loans of $11,525,000. The other major uses of funds included the $6,616,000 increase in interest bearing balances (certificates of deposit of other banks), which were purchased at a positive spread to cost of funds, and finally a $6,305,000 decrease in short-term borrowings.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased to $2,775,000 representing 0.91% of total assets at September 30, 2000, from $2,217,000 or 0.77% of total assets at December 31, 1999. Most non-performing assets are supported by collateral value that appears to be adequate at September
30, 2000.

The allowance for loan losses at September 30, 2000, was $2,716,000 or 1.51% of loans, net of unearned interest, as compared to $2,505,000 or 1.45% of loans, net of unearned interest, at December 31, 1999.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                        Sept 30,  Dec. 31,
                                          2000       1999
                                        --------  --------
Non-Performing Assets:
     Non-accrual loans                       737       890
     Past due 90 days or more              1,214       386
     Restructured loans                      754       878
                                         -------   -------
     Total non-performing loans            2,705     2,154
     Other real estate                        70        63
                                         -------   -------
              Total                        2,775     2,217
                                         =======   =======
     Percentage of loans, net of unearned
       interest, outstanding                1.54      1.29
     Percentage of total assets             0.91      0.77


Analysis of the Allowance for Loan Losses:
     Balance beginning of period           2,505     2,313

     Loans charged off:

     Commercial real estate, construction
      and land development                     2         0
     Commercial, industrial and agricultural  12       146
     Real estate - residential mortgage        0         0
     Consumer                                 46        78
                                         -------   -------
              Total loans charged off         60       224
                                         -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                     0        55
     Commercial, industrial and agricultural   0         1
     Real estate - residential mortgage        0         0
     Consumer                                 21        35
                                         -------   -------
              Total recoveries                21        91
                                         -------   -------

       Net (charge-offs) recoveries          -39      -133
                                         -------   -------
       Current period provision for
                  loan losses                250       325
                                         -------   -------
       Balance end of period               2,716     2,505
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

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  November 10, 2000           Date:  November 10, 2000