Form 10-K
period 2000-12-31
MID PENN BANCORP INC
filed 2001-03-30
CIK 879635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ________________

                      Commission File Number:  001-13677

                            MID PENN BANCORP, INC.
                            ----------------------
            (Exact Name of Registrant as Specified in its Charter)

                 Pennsylvania                       25-1666413
                 ------------                       ----------
       (State or Other Jurisdiction of           (I.R.S. Employer
        Incorporation or Organization)         Identification Number)


           349 Union Street
       Millersburg, Pennsylvania                       17061
       -------------------------                       -----
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
                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                                ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates of the Registrant was $33,386,790 at February 23, 2001 (a date within 60 days of the date hereof). As of February 23, 2001, the Registrant had 3,037,444 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Excerpts from the Registrant's 2000 Annual Report to Shareholders are incorporated herein by reference in response to Part II and Part IV, hereof. The Registrant's proxy statement to be used in connection with the 2001 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                            MID PENN BANCORP, INC.
                                   FORM 10-K
                                     INDEX


PART  I                                PAGE                                 PAGE
-------
     Item 1 -     Business.....................................................1

     Item 2 -     Properties..................................................12

     Item 3 -     Legal Proceedings...........................................13

     Item 4 -     Submission of Matters to a Vote of Securities Holders.......13

PART II
-------
     Item 5 -     Market for Corporation's Common Equity and
                  Related Shareholder Matters.................................13

     Item 6 -     Selected Financial Data.....................................14

     Item 7 -     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation................14

     Item 7A -    Quantitative and Qualitative Disclosure About Market Risk...14

     Item 8 -     Financial Statements and Supplementary Data.................14

     Item 9 -     Changes In and Disagreements With Accountants
                  on Accounting and Financial Disclosure......................14

PART III
--------
     Item 10 -    Directors and Executive Officers of the Corporation.........14

     Item 11 -    Executive Compensation......................................15

     Item 12 -    Security Ownership of Certain Beneficial Owners
                  and Management..............................................15

     Item 13 -    Certain Relationships and Related Transactions..............15

PART IV
-------
     Item 14 -    Exhibits, Financial Statements, Schedules and
                  Reports on Form 8-K.........................................16

     Signatures

                                    PART  I

ITEM 1.        BUSINESS.
------         --------

     General

     Mid Penn Bancorp, Inc. is a one bank holding company, incorporated in the Commonwealth of Pennsylvania in August, 1991. On December 31, 1991, the corporation acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the bank became a wholly owned subsidiary of the corporation. The bank and Mid Penn Investment Corporation, which is engaged in investing activities, are the corporation's wholly-owned subsidiaries.

     Millersburg Bank, the predecessor to Mid Penn Bank, was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer's State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name "Mid Penn Bank." In 1985, the bank acquired Tower City National Bank. Effective July 10, 1998, the corporation acquired Miners Bank of Lykens, which was merged into the bank. The bank is supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The corporation's and the bank's legal headquarters is located at 349 Union Street, Millersburg, Pennsylvania 17061.

     The bank presently has 12 offices, including the two offices opened in 2000 -- our "virtual office" at www.midpennbank.com, added in February and our second
                           -------------------
Harrisburg office at 2615 North Front Street, added in August. The bank, headquarted in Millersburg, Dauphin County, Pennsylvania, has offices in Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania with total assets of over $315 million as of December 31, 2000.

     At December 31, 2000, the corporation's consolidated assets, deposits and shareholders' equity were approximately $315,584,000, $231,408,000 and $29,626,000, respectively. The corporation's primary business consists of attracting deposits from its network of community banking offices operated by the bank. The bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, personal loans, mortgage and home equity loans, secured and unsecured commercial loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. The bank also offers cash management, mobile banking, telephone banking, and Check Card and ATM service. In addition, the bank's trust department provides a full range of trust services, including estate planning, retirement planning and investment services. Bank deposits are insured by the FDIC's Bank Insurance Fund to the maximum extent provided by law.

     In addition to historical information, this Form 10-K contains forward-looking statements. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Mid Penn Bancorp, Inc. and its subsidiaries. When we use words such as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements.

     Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that we incorporate by reference, could affect the future financial results of the corporation and its subsidiaries and could cause actual results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this document. These factors include, among others, the following:

 .    operating, legal and regulatory risks;
 .    economic, political and competitive forces affecting our banking, securities, asset management and credit services businesses; and
 .    the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

     The corporation operates in a heavily regulated environment. Changes in laws and regulations affecting the corporation and its banking subsidiary, Mid Penn Bank, may have an impact on operations. See the sections entitled "Supervision and Regulation - The Corporation" and "Supervision and Regulation - The Bank".

     Employees

     At December 31, 2000, the corporation had 86 full-time and 31 part-time employees. None of these employees is represented by a collective bargaining agent, and the corporation believes it enjoys good relations with its personnel.

     Competition

     The corporation experiences substantial competition in attracting and retaining deposits and in lending funds. Primary factors in competing for deposits are the ability to offer attractive rates and the convenience of office locations. Direct competition for deposits comes primarily from other commercial banks and thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.

     For additional information with respect to the corporation's business activities, see Part II, Item 7 of this report.

     Environmental Laws

     Neither the corporation nor the bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may resulting in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter prospective borrower from entering into a loan transaction with the bank. The corporation is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the bank.

     As discussed above, there are several federal and state statutes that regulate the obligations and liabilities of financial institutions pertaining to environmental issues. In addition to the potential for attachment of liability resulting from its own actions, a bank may be held liable under certain circumstances for the actions of its borrowers, or third parties, when such actions result in environmental problems on properties that collateralize loans held by the bank. Further, the liability has the potential to far exceed the original amount of the loan issued by the bank. Currently, neither the corporation nor the bank is a party to any pending legal proceeding pursuant to any environmental statute, nor is the corporation or the bank aware of any circumstances that may give rise to liability under any such statute.

     Supervision and Regulation - The Corporation

     Mid Penn Bancorp, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the BHC Act) and is registered with, and subject to examination and regulation by, the Federal Reserve. The corporation's depository institution, Mid Penn Bank, is subject to supervision and examination by the Pennsylvania Department of Banking as well as the Federal Deposit Insurance Corporation.

     The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act (the GLB Act), which was effective in most significant respects on March 11, 2000, bank holding companies, such as the corporation, whose controlled depository institutions are "well capitalized" and "well managed", as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, are eligible to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities than those generally permitted, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. Financial holding companies that do not continue to meet all of the requirements for such status, will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies.

     The corporation currently meets the requirements to make an election to become a financial holding company. The corporation's management has not determined at this time whether it will seek an election to become a financial holding company. The corporation is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the corporation and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the corporation desires to utilize any of its expanded powers provided in the GLB Act.

     Under the BHC Act, nonbank acquisitions have generally been limited to 5% of the voting shares unless the Federal Reserve determines that the acquisition is so closely rated to banking as to be a proper incident to banking or managing or controlling banks. Under the GLB Act, financial holding companies will be able to make acquisitions in companies that engage in activities that are financial in nature. The Federal Reserve's prior approval will not be required for such acquisitions, although it is possible that the Federal Reserve will issue regulations imposing some limitations or conditions on such acquisitions. In addition, under a new merchant banking authority added by the GLB Act, financial holding companies will be authorized to invest in companies that engage in activities that are not financial in nature, as long as the financial holding company makes its investment with the intention of limiting the investment in duration, does not manage the company on a day-to-day basis, and the investee company does not cross-market with any of the financial holding company's controlled depository institutions. This authority applies to investments both in the United States and outside the United States. It is possible that regulations conditioning this authority may be promulgated. Bank holding companies will also retain their authority, subject to prior specific or general Federal Reserve consent, to acquire less than 20% of the voting securities of a company that does not do business in the United States, and 20% or more of the voting securities of any such company if the Federal Reserve finds by regulation or order that its activities are usual in connection with banking or finance outside the United States. In general, bank holding companies that are not financial holding companies may engage in a broader range of activities outside the United States than they may engage in inside the United States, including sponsoring, distributing, and advising open-end mutual funds, and underwriting and dealing in debt and, to a limited extent, equity securities, subject to local country laws. At present, the corporation does not engage in merchant banking activities. However, the corporation will continue to examine its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the corporation and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the corporation desires to engage in merchant banking activities in the future.

     Subject to certain limitations and restrictions, a U.S. bank holding companies and U.S. domestic banks, with the prior approval of the Federal Reserve, may acquire out-of-state banks and out of state bank branches. A Pennsylvania-chartered bank is generally permitted to open a de novo branch in any state.

     The corporation's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which the corporation and its subsidiaries conduct business. For example, these include limitations on the ability of certain subsidiaries to pay dividends to their intermediate holding companies and on the abilities of those holding companies to pay dividends to the corporation. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

     Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

     Numerous other federal and state laws also affect the corporation's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the United States or its political subdivisions, or in any other jurisdiction where the corporation does business, to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the corporation's operations or adversely affect its earnings.

     Various legal restrictions exist on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and the bank holding company or any nonbank subsidiary are limited to 10% of the banking subsidiary's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of the bank's capital stock and surplus.

     The corporation's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the corporation) or any shareholder or creditor thereof.

     A financial institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if this causes the affiliated institution also to become insolvent. Any obligations or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

     Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. As a result of that policy, the corporation may be required to commit resources to Mid Penn Bank in certain circumstances. However, under the GLB Act, the Federal Reserve will not be able to compel a bank holding company to remove capital from its regulated securities or insurance subsidiaries in order to commit such resources to its subsidiary banks.

     The Federal Reserve, the FDIC and other federal regulators have issued certain risk-based capital guidelines, which supplement existing capital requirements. The guidelines require all United States banks and bank holding companies to maintain a minimum risk-based capital ratio of 8%, at least 4% of which must be in the form of common stockholders' equity. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets. The corporation and the bank have capital ratios exceeding regulatory requirements. For information concerning the corporation's ratios, please see page 20 of the corporation's 2000 Annual Report to Shareholders, which page is included at Exhibit 13 hereto and incorporated herein by reference. We include a detailed discussion of the bank's regulatory capital requirements in the section entitled "Supervision and Regulation--The Bank", below.

     The GLB Act included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the corporation's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to third parties. In addition, these provisions require the federal banking regulators to adopt privacy regulations and permit the states to adopt more extensive privacy protections through legislation or regulation. We can provide no assurance whether any such legislation or regulation will place additional limitations on the corporation's operations or adversely affect its earnings.

     From time to time, legislation is introduced in Congress that may change banking statutes and the operating environment of the corporation and its banking subsidiary in substantial and unpredictable ways. The corporation cannot determine whether any such proposed legislation will be enacted and, if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the corporation or its depository subsidiary.

     Supervision and Regulation - The Bank

     Mid Penn Bank is a Pennsylvania chartered bank. It's deposits are insured by the FDIC. The bank is not a member of the Federal Reserve System. The bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and by the FDIC. In addition, the bank is subject to a variety of local, state and federal laws that affect its operation.

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

The amount of funds that the bank can lend to a single borrower is limited, generally, under Pennsylvania law, to 15% of the aggregate of its capital, surplus, undivided profits and loan loss reserves and capital securities, all as defined by statute and by regulation.

     Further, the bank, as a subsidiary bank of a bank holding company, is subject to certain restrictions imposed by the Federal Reserve Act, on:

     .  any extensions of credit to the corporation or its subsidiaries;
     . investments in the stock or other securities of the corporation or its subsidiaries; and
     .  taking such stock or securities as collateral for loans.

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

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991, federal regulatory agencies classify institutions into one of five defined capital categories:

     .  Well capitalized,
     .  Adequately capitalized,
     .  Under capitalized,
     .  Significantly undercapitalized, and
     .  Critically undercapitalized.

The table below illustrates these capital categories.



                                  Total  Tier 1              Under a
                                  Risk-  Risk-    Tier 1     Capital
                                  Based  Based   Leverage   Order or
                                  Ratio  Ratio     Ratio    Directive
                                  -----  ------  ---------  ---------
CAPITAL CATEGORY

Well capitalized                   10.0     6.0       5.0   No
Adequately capitalized              8.0     4.0       4.0*
Undercapitalized                    8.0     4.0       4.0*
Significantly undercapitalized      6.0     3.0       3.0
Critically undercapitalized                           2.0

*3.0 for those banks having the highest available regulatory rating.

          In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

          . The bank's implementation of a capital restoration plan and a guarantee of the plan by a parent institution; and

          . The placement of a "hold" on increases in assets, number of branches or lines of business.

If capital has reached the significantly or critically undercapitalized level, further material restrictions can be imposed, including:

          . restrictions on interest payable on accounts, . dismissal of management, and
          . in critically undercapitalized situations, the appointment of a receiver.

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

          Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve regulations.

          Under the Federal Deposit Insurance Act, federal regulatory agencies possess the power to prohibit institutions from engaging in any activity that would be an unsafe or unsound banking practice or would otherwise be in violation of law. Moreover, the Financial Institutions Regulatory and Interest Rate Control Act of 1978 generally expanded the circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency, restricts lending by a bank to its executive officers, directors, principal shareholders or related interests thereof and restricts management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts the relationships of management personnel of a bank with securities companies and securities dealers. Additionally, FIRA prohibits acquisition of control of a bank unless the appropriate federal supervisory agency has received 60 days prior written notice, and, within that time, has not disapproved the acquisition of control or otherwise extended the period for disapproval. Control, for purposes of FIRA, means the power to direct, either directly or indirectly, the management or policies or to vote 25% or more of any class of outstanding stock
of a financial institution or its respective holding company.   Persons or
groups holding revocable proxies to vote 25% or more of the outstanding common stock of a financial institution or holding company would be presumed to be in control of the institution for purposes of FIRA.

          Under the Community Reinvestment Act of 1977, as amended, an institution's federal regulator is required to assess a financial institutions record to determine if the institution is meeting the credit needs of the community, including low and moderate income neighborhoods, which it serves and to take this record into account evaluating any application made by an institution for, among other things, approval of a branch or other deposit facility, office relocation, a merger or any acquisition of bank shares. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 amended the CRA to require, among other things, that a bank's record of meeting the credit needs of its community, including low and moderate income neighborhoods be made available to the public. This evaluation includes a descriptive rating:

          .  "outstanding"
          .  "satisfactory"
          .  "needs to improve" or
          .  "substantially non compliance" and
          .  a statement describing the basis for the rating.

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

       The Competitive Equality Banking Act, included the legislation which:

       . imposes certain restrictions on transactions between banks and their affiliates;.
       . expands the powers available to Federal bank regulators in assisting failed or failing banks;
       . limits the amount of time banks may hold certain deposits prior to making such funds available for withdrawal and any interest thereon; and
       . requires that any adjustable rate mortgage loan secured by a lien on a one-to-four family dwelling include a limitation on the maximum rate at which interest may accrue on the principal balance during the term of such loan.

     The GLB Act includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because Pennsylvania permits commercial banks chartered by the state to engage in any activity permissible for national banks, the bank will be permitted to form subsidiaries to engage in the activities authorized by the GLB Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     The corporation and the bank do not believe that the GLB Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and the insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB Act is intended to grant to community banks certain powers as a matter or right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this Act may have the result of increasing the amount of competition that the corporation and the bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the corporation and the bank.

     From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. The corporation cannot predict the likelihood of any major changes or the impact such changes might have on the corporation and/or the bank.

     The corporation's and bank's earning are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Federal Reserve's power to implement national monetary policy, to, among other things, curb inflation or combat recession.
The Federal Reserve has a major impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

     Further, the business of the corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance the bank's competitive position.

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

     Pending Legislation

     Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the corporation's results of operations.

     Federal Taxation

     The corporation and the bank are subject to those rules of federal income taxation generally applicable to corporations and report their respective income and expenses on the accrual method of accounting. The corporation and its subsidiaries file a consolidated federal income tax return on a calendar year basis. Intercompany distributions (including dividends) and certain other items of income and loss derived from intercompany transactions are eliminated upon consolidation of all the consolidated group members' respective taxable income and losses.

     The Internal Revenue Code imposes a corporate alternative minimum tax. The corporate AMT only applies if such alternative minimum tax exceeds a corporation's regular tax liability. The excess of the calculated AMT over the regular tax for the taxable year is the taxpayer's net minimum tax liability.

     State Tax

     The corporation is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Tax. The current Corporate Net Income Tax rate is 9.99% and is imposed upon a corporate taxpayer's unconsolidated taxable income for federal tax purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate for 2000 was .00899%.

ITEM 2.  PROPERTIES.
------   ----------

     The principal office of Mid Penn Bancorp, Inc. and Mid Penn Bank are located at 349 Union Street, Millersburg, Pennsylvania. The bank owns its main office, all branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The table below sets forth the location of each of the bank's properties.

Office and Address              Description of Property
------------------              -----------------------

Main Office                     Main Bank Office
349 Union Street
Millersburg, PA  17061

Tremont Branch Office           Branch Bank
7-9 East Main Street
Tremont, PA  17981

Elizabethville Branch Office    Branch Bank
2 East Main Street
Elizabethville, PA  17023

Elizabethville Branch Office    Drive-In
11 East Main Street
Elizabethville, PA  17023

Dalmatia Branch Office          Branch Bank
School House Road
Dalmatia, PA  17017

Halifax Branch Office           Branch Bank
Halifax Shopping Center
3763 Peters Mountain Road
Halifax, PA  17032

Carlisle Pike Branch Office     Branch Bank
4622 Carlisle Pike
Mechanicsburg, PA  17055

Harrisburg Branch Office        Branch Bank
4098 Derry Street
Harrisburg, PA  17111

Harrisburg Branch Office        Branch Office
2615 North Front Street
Harrisburg, PA  17110

Tower City Branch Office        Branch Bank
545 East Grand Avenue
Tower City, PA  17980

Dauphin Branch Office           Branch Bank
1001 Peters Mountain Road
Dauphin, PA  17018

Lykens Branch Office            Branch Bank
550 Main Street
Lykens, PA  17048

     All of these properties are in good condition and are deemed by management to be adequate for the bank's purposes.

ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

     Management, after consulting with the corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the corporation. There are no proceedings pending other than ordinary routine litigation incident to the business of the corporation and of the bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against the corporation or the bank.

ITEM 4.  SUBMISSION OFMATTERS TO A VOTE OF SECURITY HOLDERS.
------   --------------------------------------------------

    No matters were submitted during the fourth quarter of 2000 to the corporation's shareholders for a vote.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   ------------------------------------------------- -------------------

    The information required by this Item, regarding market value, dividend payments, and number of shareholders is set forth on page 3 of the corporation's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

     As of March 28, 2001, there were approximately 969 shareholders of record of the corporation's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

     The information required by this Item is set forth on page 39 of the corporation's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
          OF OPERATION.
          -------------

     The information required by this Item is set forth on pages 24 through 38 of the corporation's Annual Report to Shareholders, which pages are included at
Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
-------   ----------------------------------------------------- ------

     The information required by this Item is set forth on pages 34 through 37 of the corporation's Annual Report to Shareholders, which pages are included at
Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

     The information required by this Item is set forth on pages 6 through 23 of the corporation's Annual Report to Shareholders, which pages are included at
Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   --------------------------------------------------

     The information required by this Item, relating to directors, executive officers and control persons is set forth under the heading "Board of Directors and Executive Officers" of the corporation's definitive proxy statement to be used in connection with the 2001 Annual Meeting of Shareholders, which section is incorporated herein by reference.

                    COMPLIANCE WITH SECTION 16(A) REPORTING

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that officers and directors, and persons who own more than 10% of a registered class of the corporation's equity securities, file reports of ownership and changes in ownership with the Securities and

Exchange Commission. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16(a) forms they file.

     Based solely on our review of the copies of these forms, or written representations from certain reporting persons that no Forms 5 were required for those persons, Mid Penn Bancorp, Inc. believes that during the period from January 1, 2000, through December 31, 2000, its officers and directors complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.
-------   ----------------------

     The information required by this Item, relating to executive compensation, is set forth under the headings "Executive Compensation," "Compensation of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," "Salary Personnel Committee Report on Executive Compensation," and "Shareholder Return Performance Graph" of the corporation's definitive proxy statement to be used in connection with the 2001 Annual Meeting of Shareholders, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

     The information required by this Item, relating to beneficial ownership of the corporation's common stock, is set forth under the heading "Beneficial Ownership of Mid Penn Bancorp's Stock Held by Principal Shareholders and Management" of the corporation's definitive proxy statement to be used in connection with the 2001 Annual Meeting of Shareholders, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

     The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the heading "Certain Relationships and Related Transactions" of the corporation's definitive proxy statement to be used in connection with the 2001 Annual Meeting of Shareholders, which section is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STAEMENT, SCHEDULES AND REPORTS ON FORM 8-K.
-------   ---------------------------------------------------------------

PAGE*
-----
(a) 1.  Consolidated Financial Statements.

        MID PENN BANCORP, INC. AND SUBSIDIARIES:
        .  Report of Independent Certified Public Accountants............................5
        .  Consolidated Balance Sheet, as of December 31, 2000 and 1999..................6
        .  Consolidated Statement of Income, for the years ended December 31,
           2000, 1999 and 1998...........................................................7
        .  Consolidated Statement of Changes in Stockholders' Equity for the
           years ended December 31, 2000, 1999 and 1998..................................8
        .  Consolidated Statement of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998..............................................9
        .  Notes to Consolidated Financial Statements for 2000 report..................10-23

        *Refers to the respective page of the Annual Report to Shareholders. The Consolidated Financial Statements and Notes to Consolidated Financial Statements and Auditor's Report thereon on pages 5 to 23 of the Annual Report to Shareholders, are incorporated herein by reference and attached at Exhibit 13 to this Annual Report on Form 10-K. With the exception of the portions of such Annual Report specifically incorporated by reference in this Item and in Items 1, 5, 6, 7 and 8, such Annual Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    2.  Financial Statement Schedules.

        Financial Statement Schedules are omitted because the required information is either not applicable, not required, or the information is included in the consolidated financial statements or in the notes thereto.

    3. The following Exhibits are filed herewith or incorporated by reference as a part of the Annual Report.

        3(i) Corporation's Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

        3(ii) Corporation's Bylaws. (Incorporated by reference to Exhibit 3(ii) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

        10.1 Retirement Bonus Plan for the Board of Directors of Mid Penn Bank. (Incorporated by reference to Exhibit 10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.

        10.2 Mid Penn Bancorp, Inc. Amended and Restated Dividend Reinvestment Plan. (Incorporated by reference to the Corporation's Registration Statement No. 333-39341 on Form S-8, filed with the Commission on November 3, 1997.)

        11 Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 7 of the Corporation's Annual Report to Shareholders.)

        12 Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 39 of the Corporation's Annual Report to Shareholders.)

        13    Excerpts from the Corporation's 2000 Annual Report to
              Shareholders.

        21    Subsidiaries of the Corporation.

        23    Consent of Parente Randolph, P.C., independent auditors.

(b)           Reports on Form 8-K.

              No Current Report on Form 8-K was filed by the Corporation during the fourth quarter of the fiscal year ended December 31, 2000.

(c)           The exhibits required herein are included at Item 14(a), above.

(d)           Not Applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MID PENN BANCORP, INC.
                                      (Registrant)



                                   By: /s/ Alan W. Dakey
                                       -----------------
                                       Alan W. Dakey,
                                       President and Chief Executive Officer


Dated:  March 28, 2001


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the corporation and in the capacities and on the dates indicated.


By  /s/ Eugene F. Shaffer                       March 28, 2001
    ---------------------
    Eugene F. Shaffer,
    Chairman of the Board of Directors


By  /s/ Alan W. Dakey                           March 28, 2001
    ---------------------
    Alan W. Dakey, President,
    Chief Executive Officer and Director
    (Principal executive officer)


By  /s/ Kevin W. Laudenslager                   March 28, 2001
    -------------------------
    Kevin W. Laudenslager,
    Treasurer (principal financial and
    accounting officer)


By                                              March __, 2001
    -----------------------
    Jere M. Coxon, Director

By  /s/ Earl R. Etzweiler                       March 28, 2001
    ---------------------
    Earl R. Etzweiler, Director


By  /s/ Gregory M. Kerwin                       March 28, 2001
    ---------------------
    Gregory M. Kerwin, Director


By  /s/ Charles F. Lebo                         March 28, 2001
    -------------------
    Charles F. Lebo, Director


By  /s/ Warren A. Miller                        March 28, 2001
    --------------------
    Warren A. Miller, Director


By  /s/ William G. Nelson                       March 28, 2001
    ---------------------
    William G. Nelson, Director


By  /s/ Donald E. Sauve                         March 28, 2001
    -------------------
    Donald E. Sauve, Director


By  /s/ Edwin D. Schlegel                       March 28, 2001
    ---------------------
    Edwin D. Schlegel, Director


By  /s/ Guy J. Snyder, Jr.                      March 28, 2001
    ----------------------
    Guy J. Snyder, Jr., Director

                                 EXHIBIT INDEX

                                                                  Page Number in
                                                                 Manually Signed
                                                                     Original
Exhibit  No.
-----------

  3(i)     Corporation's Articles of Incorporation.                      *
           (Incorporated by referenceto Exhibit 3(i) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

  3(ii)    Corporation's Bylaws. (Incorporated by reference              *
           to Exhibit 3(ii) to the Corporation's Annual
           Report on Form 10-K for the year ended
           December 31, 1996, and filed with the Commission on March 31, 1997.)

  10.1     Retirement Plan for the Board of Directors of Mid             *
           Penn Bank. (Incorporated by reference to Exhibit
           10 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, and filed with the Commission on March 31, 1997.)

  10.2     Mid Penn Bancorp, Inc. Amended and Restated Dividend          *
           Reinvestment Plan. (Incorporated by reference to the Corporation's Registration Statement No. 333-39341 on Form S-8, filed with the Commission on November 3, 1997.)

  11       Statement re: Computation of Per Share Earnings.             27
           (Included herein at Exhibit 13, at page 7 of the Corporation's Annual Report to Shareholders.)

  12       Statements re: Computation of Ratios. (Included herein       59
           at Exhibit 13, at page 39 of the Corporation's Annual
           Report to Shareholders.)

  13       Excerpts from the Corporation's Annual Report to             23
           Shareholders.

  21       Subsidiaries of the Corporation.                             60

  23       Consent of Parente Randolph, P.C., independent auditors.     61

*    Incorporated by reference.