Form 10-Q
period 2001-03-31
MID PENN BANCORP INC
filed 2001-05-15
CIK 879635

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001


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

3,037,097 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 2001.

                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)

                                                          March 31,   Dec. 31,
                                                            2001         2000
                                                          --------     --------
ASSETS:
   Cash and due from banks                                   7,345        5,986
   Interest-bearing balances                                45,887       42,376
   Available-for-sale securities                            64,402       73,885
   Federal funds sold                                            0            0
   Loans                                                   189,089      184,211
     Less,
        Allowance for loan losses                            2,829        2,815
                                                          --------     --------
              Net loans                                    186,260      181,396
                                                          --------     --------
   Bank premises and equip't, net                            3,522        3,581
   Other real estate                                            70           70
   Accrued interest receivable                               2,284        2,502
   Cash surrender value of life insurance                    4,337        4,288
   Deferred income taxes                                       793        1,069
   Other assets                                                746          431
                                                          --------     --------
              Total Assets                                 315,646      315,584
                                                          ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                   24,351       23,274
   NOW                                                      28,836       28,293
   Money Market                                             19,821       17,494
   Savings                                                  25,242       25,912
   Time                                                    138,913      136,435
                                                          --------     --------
              Total deposits                               237,163      231,408
                                                          --------     --------
  Short-term borrowings                                     10,243       22,738
  Accrued interest payable                                   1,966        1,546
  Other liabilities                                          1,554        1,025
  Long-term debt                                            34,199       29,241
                                                          --------     --------
              Total Liabilities                            285,125      285,958
                                                          --------     --------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at March 31, 2001 and
    December 31, 2000                                        3,057        3,057
   Additional paid-in capital                               20,368       20,368
   Retained earnings                                         7,441        7,078
   Accumulated other comprehensive inc(loss)                   193         (344)
   Treasury Stock at cost
    (19,404 and 19,057 shs., resp.)                           (538)        (533)
                                                          --------     --------
              Total Stockholders Equity                     30,521       29,626
                                                          --------     --------
              Total Liabilities & Equity 315,646           315,584      315,584
                                                          ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                                                 Three Months
                                                                Ended March 31,
                                                              2001        2000
                                                           ---------   ---------
INTEREST INCOME:
  Interest & fees on loans                                     4,077       3,775
  Int.-bearing balances                                          747         499
  Treas. & Agency securities                                     491         564
  Municipal securities                                           408         345
  Other securities                                                60          47
  Fed funds sold and repos                                         0           0
                                                           ---------   ---------
       Total Int. Income                                       5,783       5,230
                                                           ---------   ---------
INTEREST EXPENSE:
  Deposits                                                     2,365       2,035
  Short-term borrowings                                          293         239
  Long-term borrowings                                           489         378
                                                           ---------   ---------
       Total Int. Expense                                      3,147       2,652
                                                           ---------   ---------
       Net Int. Income                                         2,636       2,578
PROVISION FOR LOAN LOSSES                                         75          75
                                                           ---------   ---------
  Net Int. Inc. after Prov                                     2,561       2,503
                                                           ---------   ---------
NON-INTEREST INCOME:
  Trust dept                                                      37          53
  Service chgs. on deposits                                      213         153
  Investment sec. gains, net                                     (11)          0
  Income on life insurance                                        49          48
  Other                                                          150         160
                                                           ---------   ---------
  Total Non-Interest Income                                      438         414
                                                           ---------   ---------
NON-INTEREST EXPENSE:
  Salaries and benefits                                          998         927
  Occupancy, net                                                 115         101
  Equipment                                                      110         118
  PA Bank Shares tax                                              65          67
  Other                                                          449         440
                                                           ---------   ---------
       Tot. Non-int. Exp                                       1,737       1,653
                                                           ---------   ---------
  Income before income taxes                                   1,262       1,264
INCOME TAX EXPENSE                                               291         316
                                                           ---------   ---------

       NET INCOME                                                971         948
                                                           =========   =========
DIVIDENDS PER SHARE                                             0.20        0.20
                                                           =========   =========
NET INCOME PER SHARE                                            0.32        0.31
                                                           =========   =========
Weighted Average No. of
  Shares Outstanding                                       3,038,920   3,035,170


The accompanying notes are an integral part of these consolidated financial statements.

                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                                       For the three months ended:
                                                          March 31,  March 31,
                                                           2001        2000
                                                         -------     -------
Operating Activities:
  Net Income                                                 971         948
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                                   75          75
  Depreciation                                                91         106
  Incr. in cash-surr. value of life insurance                (49)        (48)
  Loss (gain) on sale of investment
    securities                                                11           0
  Loss (gain) on sale/disposal of bank
    premises and equipment                                     0           0
  Loss (gain) on the sale of foreclosed
    assets                                                     0         (15)
  Change in accrued interest receivable                      218           9
  Change in other assets                                    (315)       (316)
  Change in accrued interest payable                         420         432
  Change in other liabilities                                529         422
                                                         -------     -------
            Net cash provided by
            operating activities                           1,951       1,613
                                                         -------     -------
Investing Activities:
  Net (incr)decr in int-bearing balances                  (3,511)      2,487
  Proceeds from sale of securities                         7,477           0
  Proceeds from the maturity of secs                       4,058       1,272
  Purchases of investment securities                      (1,250)     (1,232)
  Net (increase)decrease in loans                         (4,939)     (6,911)
  Purchases of fixed assets                                  (32)        (15)
  Proceeds from sale of other real estate                      0          24
  Capitalized additions - ORE                                  0           0
                                                         -------     -------
            Net cash provided by(used in)
            investing activities                           1,803      (4,375)
                                                         -------     -------
Financing Activities:
  Net (decr)incr. in demand and savings                    3,277      (4,136)
  Net increase in time deposits                            2,478       6,063
  Net decrease in sh-term borrowings                     (12,495)     (8,441)
  Net incr.(decr) in lg-term borrowings                    4,958       7,962
  Cash dividend declared                                    (608)       (607)
  Net (purchase)sale of treasury stock                        (5)          8
                                                         -------     -------
            Net cash provided by(used in)
            financing activities                          (2,395)        849
                                                         -------     -------
  Net incr(decr) in cash & due from banks                  1,359      (1,913)
  Cash & due from banks, beg of period                     5,986       7,474
                                                         -------     -------
  Cash & due from banks, end of period                     7,345       5,561
                                                         =======     =======
Supplemental Noncash Disclosures:
  Loan charge-offs                                            65          19
  Transfers to other real estate                               0           0

The accompanying notes are an integral part of these consolidated financial statements.

                   Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements

1. The consolidated interim financial statements have been prepared by the Corporation, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5. Short-term borrowings as of March 31, 2001, and December 31, 2000, consisted of:

(Dollars in thousands)
                                    3/31/01     12/31/00
                                    -------     --------
Federal funds purchased              $6,400      $20,800
Repurchase agreements                 3,745        1,459
Treasury, tax and loan note              98          479
                                    -------     --------
                                    $10,243      $22,738
                                    =======      =======

Federal funds purchased represent overnight funds as of March 31, 2001. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. Long-term debt as of the quarter ended March 31, 2001, and the year ended December 31, 2000, was $34,199,000 and $29,241,000, respectively. The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and through its membership, the Bank can access a number of credit products which are utilized to provide various forms of liquidity. The Bank entered into one long-term borrowing with the FHLB during the period: $5,000,000 in three year fixed rate borrowing at 5.20% with a final maturity of March 12, 2004.

7. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends and stock splits. The Corporation's basic and diluted earnings per share are the same since there are no dilutive shares of potential common stock outstanding.

8. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation, "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income
(loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

(In thousands)                            Three Months
                                         Ended March 31,
                                           2001   2000
                                           ----   ----
Net Income                                 $971   $948
                                           ----   ----
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                   803   (726)
  Less:  reclassification
   adjustments for losses included
   in net income                            (11)     0
                                          -----  -----
  Other comprehensive income(loss)
   before income tax provision              814   (726)
  Income tax (expense) benefit related
   to other comp.income (loss)             (277)   247
                                          -----  -----
  Other comprehensive inc(loss)             537   (479)
                                          -----  -----
       Comprehensive Income              $1,508  $ 469
                                          =====  =====

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the three months ended March 31, 2001, compared to year-end 2000 and the Results of Operations for the first quarter of 2001 compared to the same period in 2000.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2001, increased to $315,646,000, from $315,584,000 as of December 31,2000.

During the first quarter of 2001, net loans outstanding increased by $4,864,000, or 2.68%.

Our entire portfolio of investment securities is considered available-for-sale. As such, the investments are recorded on our Balance Sheet at market value. Our investments: US Treasury, Agency and Municipal securities are assigned a market price relative to investments of the same type with similar maturity dates. Since the interest rate environment of these securities has decreased by more than 1.5 percentage points in the past three months, our existing securities are worth more in comparison.

Total deposits increased by $5,755,000 during the first three months of 2001. Certificates of deposit increased by $2,478,000, and demand deposits increased by $1,077,000. In response to the promotion of our new indexed rate product, money market balances increased by $2,327,000.

Short-term borrowings, consisting mainly of overnight borrowings, decreased by approximately $12.5 million from year end. These borrowings were increased during the fourth quarter of 2000 and the first month of 2001 in order to fund loan demand, and to purchase investments, particularly investment certificates of deposit (interest bearing balances), in advance of the declining rate environment of the current year. In the first quarter of 2001, we have refinanced approximately $5 million of short-term funds using longer term borrowings.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

Funds from maturing investment securities were also used to fund loan growth; despite the increase in market value, balances decreased by $9,483,000 during the first three months of 2001.

As of March 31, 2001, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

In the late summer of 2000, we opened a new office on Front Street in Harrisburg. While we retain a significant portion of our original market (the rural areas north of Harrisburg in Dauphin County), we are experiencing most of our growth and opportunity in the Harrisburg (Capital) metropolitan region. Thus, we feel that the newest office will afford us greater exposure and opportunities to reach new customers in the Capital market. As of March 31, 2001, the Front Street office had contributed $4.9 million in deposits and $4.8 million in loans. Additionally, we continue to research sites in the greater Harrisburg area for further branch locations that may add value for our bank and its shareholders. In addition to our brick-and-mortar offices, Mid Penn Bank offers complete online banking services through our website at www.midpennbank.com.

RESULTS OF OPERATIONS

Net income for the first quarter of 2001 was $971,000, compared with $948,000 earned in the same quarter of 2000. Net income per share for the first quarters of 2001 and 2000 was $.32 and $.31, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 12.9% on an annualized basis for the first quarter of 2001 as compared to 14.3% for the same period in 2000. Even though net earnings increased over the same period of last year, ROE declined due mainly to the increase in capital associated with the change in unrealized gains on securities.

Net interest income of $2,636,000 for the quarter ended March 31, 2001, increased slightly compared to the $2,578,000 earned in the same quarter of 2000. Margins continue to be challenged by strong rate competition for both loans and deposits.

The Bank made a provision for loan losses of $75,000 during the first quarters of both 2001 and 2000. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $438,000 for the first quarter of 2001 compared to $414,000 earned during the same quarter of 2000. A significant contribution to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $169,000 during the first quarter of 2001, an increase of nearly 59%. Early in 2001, we implemented an overdraft insurance program that allows certain customers to overdraw their accounts up to a prescribed limit. The customer must, however, pay any associated overdraft fees generated by the activity. Losses associated with the program have been minimal to date. Gains resulting from the sale of other real estate amounted to $15,000 during the first quarter of 2000, while there were no sales of other real estate to date in 2001.

Non-interest expense amounted to $1,737,000 for the first quarter of 2001 compared to $1,653,000 incurred during the same quarter of 2000. The increase in non-interest expense during the first quarter of 2001 over that of the same period in 2000, are attributable to the new office building and personnel at the Harrisburg Front Street Office, which was opened during the third quarter of 2000.

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

Funds generated from operations contributed a major source of funds for the first quarter of 2001. The major source of funds came from the net sale, maturity and call of investment securities of nearly $10 million. The other major source of funds came from the $5.8 million increase in deposits, the majority of which came from growth in a new indexed money market product.

The major uses of funds during the period included a net increase in loans of $4.9 million, particularly in the area of commercial loans secured by real estate, and a $3.5 million increase in fixed rate interest bearing balances purchased in anticipation of falling interest rates.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $2,297,000 representing 0.73% of total assets at March 31, 2001, from $2,312,000 or 0.73% of total assets at December 31, 2000. Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 2001.

The allowance for loan losses at March 31, 2001, was $2,829,000 or 1.50% of loans, net of unearned interest, as compared to $2,815,000 or 1.53% of loans, net of unearned interest, at December 31, 2000.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                 MID PENN BANCORP, INC.

                                             March 31,  Dec. 31,
                                               2001       2000
                                             --------  --------
Non-Performing Assets:
     Non-accrual loans                         1,105     1,116
     Past due 90 days or more                    582       504
     Restructured loans                          540       622
                                             -------   -------
     Total non-performing loans                2,227     2,242
     Other real estate                            70        70
                                             -------   -------
              Total                            2,297     2,312
                                             =======   =======
     Percentage of total loans outstanding      1.21      1.26
     Percentage of total assets                 0.73      0.73


Analysis of the Allowance for Loan Losses:
     Balance beginning of period               2,815     2,505

     Loans charged off:

     Commercial real estate, construction
      and land development                         0         1
     Commercial, industrial and agricultural      31        12
     Real estate - residential mortgage            0         0
     Consumer                                     34        61
                                             -------   -------
              Total loans charged off             65        74
                                             -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                         0        28
     Commercial, industrial and agricultural       0         5
     Real estate - residential mortgage            0         0
     Consumer                                      4        26
                                             -------   -------
              Total recoveries                     4        59
                                             -------   -------

       Net (charge-offs) recoveries              (61)       15
                                             -------   -------
       Current period provision for
                  loan losses                     75       325
                                             -------   -------
       Balance end of period                   2,829     2,815
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

 a.  Exhibits - None.
 b.  Reports on Form 8-K - None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

    /s/ Alan W. Dakey                         /s/ Kevin W. Laudenslager
    ------------------------                ----------------------------
By:    Alan W. Dakey                       By: Kevin W. Laudenslager
       Pres. & CEO                             Treasurer
Date:  May 9, 2001                      Date:  May 9, 2001