Form 10-Q
period 2001-06-30
MID PENN BANCORP INC
filed 2001-08-09
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

3,037,361 shares of Common Stock, $1.00 par value per share, were outstanding as of June 30, 2001.

                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in thousands)

                                                             June 30,   Dec. 31,
                                                              2001       2000
                                                             --------   -------
ASSETS:
   Cash and due from banks                                     8,806      5,986
   Interest-bearing balances                                  47,955     42,376
   Available-for-sale securities                              57,746     73,885
   Federal funds sold                                          3,600          0
   Loans                                                     192,056    184,211
     Less, Allowance for loan losses                           2,841      2,815
                                                             -------    -------
              Net loans                                      189,215    181,396
                                                             -------    -------
   Bank premises and equipment, net                            3,480      3,581
   Other real estate                                             168         70
   Accrued interest receivable                                 2,151      2,502
   Cash surrender value of life insurance                      4,387      4,288
   Deferred income taxes                                         773      1,069
   Other assets                                                  631        431
                                                             -------    -------
              Total Assets                                   318,912    315,584
                                                             =======    =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                     23,633     23,274
   NOW                                                        28,916     28,293
   Money Market                                               24,076     17,494
   Savings                                                    25,930     25,912
   Time                                                      142,131    136,435
                                                             -------    -------
              Total deposits                                 244,686    231,408
                                                             -------    -------
  Short-term borrowings                                        6,018     22,738
  Accrued interest payable                                     2,112      1,546
  Other liabilities                                              966      1,025
  Long-term debt                                              34,156     29,241
                                                             -------    -------
              Total Liabilities                              287,938    285,958
                                                             -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
     authorized 10,000,000 shares; issued
     (3,056,501 shares at June 30, 2001 and
    December 31, 2000                                          3,057      3,057
   Additional paid-in capital                                 20,368     20,368
   Retained earnings                                           7,851      7,078
   Accumulated other comprehensive income (loss)                 231       (344)
   Treasury stock at cost (19,140 and 19,057 shs., resp.)       (533)      (533)
                                                             -------    -------
              Total Stockholders' Equity                      30,974     29,626
                                                             -------    -------
              Total Liabilities & Equity                     318,912    315,584
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

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited; dollars in thousands)

                                              Three Months           Six Months
                                             Ended June 30,         Ended June 30,
                                           2001        2000         2001        2000
INTEREST INCOME:                        --------    --------   ---------   ---------
  Interest & fees on loans                 4,152       3,946       8,229       7,721
  Interest-bearing balances                  781         498       1,528         997
  Treas. & Agency securities                 392         547         883       1,111
  Municipal securities                       441         360         850         705
  Other securities                            54          56         114         103
  Fed. funds sold and repos.                  20           0          20           0
                                       ---------   ---------   ---------   ---------
       Total Int. Income                   5,840       5,407      11,624      10,637
                                       ---------   ---------   ---------   ---------
INTEREST EXPENSE:
  Deposits                                 2,389       2,191       4,754       4,226
  Short-term borrowings                       87         152         380         391
  Long-term borrowings                       545         400       1,035         778
                                       ---------   ---------   ---------   ---------
       Total Int. Expense                  3,021       2,743       6,169       5,395
                                       ---------   ---------   ---------   ---------
       Net Int. Income                     2,819       2,664       5,455       5,242

PROVISION FOR LOAN LOSSES                     75         100         150         175
                                       ---------   ---------   ---------   ---------
  Net Int. Inc. after Prov.                2,744       2,564       5,305       5,067
                                       ---------   ---------   ---------   ---------
NON-INTEREST INCOME:
  Trust dept.                                 32          45          68          98
  Service chgs. on deposits                  222         144         435         297
  Investment sec. gains (losses), net         (7)         (4)        (18)         (4)
  Gain on sale of loans                        0          31           0          31
  Other                                      190         181         390         389
                                       ---------   ---------   ---------   ---------
       Total Non-Interest Income             437         397         875         811
                                       ---------   ---------   ---------   ---------
NON-INTEREST EXPENSE:
  Salaries and benefits                    1,039         964       2,036       1,891
  Occupancy, net                              97          80         212         181
  Equipment                                  127         129         238         247
  PA Bank Shares tax                          65          68         130         135
  Other                                      524         443         973         883
                                       ---------   ---------   ---------   ---------
       Total Non-Interest Expense          1,852       1,684       3,589       3,337
                                       ---------   ---------   ---------   ---------
  Income before income taxes               1,329       1,277       2,591       2,541

INCOME TAX EXPENSE                           312         308         603         624
                                       ---------   ---------   ---------   ---------

       NET INCOME                          1,017         969       1,988       1,917
                                       =========   =========   =========   =========
NET INCOME PER SHARE                        0.33        0.32         .65         .63
                                       =========   =========   =========   =========
DIVIDENDS PER SHARE                         0.20        0.20         .40         .40
                                       =========   =========   =========   =========
Weighted Average Number of
  Shares Outstanding                   3,039,438   3,035,403   3,039,180   3,035,300

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)


                                                       For the six months ended:
                                                           June 30,   June 30,
                                                            2001        2000
                                                          --------    -------
Operating Activities:
  Net Income                                                1,988       1,917
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                                   150         175
  Depreciation                                                183         211
  Increase in cash-surrender value of life insurance          (99)        (95)
  Loss (gain) on sale of investment
    securities                                                 18           4
  Loss (gain) on sale/disposal of bank
    premises and equipment                                      0           0
  Loss (gain) on the sale of foreclosed
    assets                                                      0         (40)
  Loss (gain) on the sale of loans                              0         (31)
  Change in interest receivable                               351        (130)
  Change in other assets                                     (200)       (298)
  Change in interest payable                                  566         636
  Change in other liabilities                                 (59)        188
                                                           ------      ------
            Net cash provided by
            operating activities                            2,898       2,537
                                                           ------      ------
Investing Activities:
  Net (increase) decrease in interest-bearing balances     (5,579)         13
  Increase in federal funds sold                           (3,600)          0
  Proceeds from sale of securities                         11,284       3,515
  Proceeds from the maturity of securities                 12,458       2,200
  Purchase of investment securities                        (6,750)     (6,417)
  Proceeds from the sale of loans                               0       3,622
  Net increase in loans                                    (8,067)     (8,311)
  Purchases of fixed assets                                   (82)        (67)
  Proceeds from sale of other real estate                       0          68
  Capitalized additions - ORE                                   0           0
                                                           ------      ------
            Net cash used in
            investing activities                             (336)     (5,377)
                                                           ------      ------
Financing Activities:
  Net (decrease) increase in demand & savings deposits      7,582      (3,317)
  Net increase (decrease) in time deposits                  5,696      12,141
  Net decrease in short-term borrowings                   (16,720)    (12,637)
  Net increase (decrease) in long-term borrowings           4,915       7,922
  Cash dividend declared                                   (1,215)     (1,213)
  Net sale of treasury stock                                    0          23
                                                           ------      ------
            Net cash provided by (used in)
            financing activities                              258       2,919
                                                           ------      ------
  Net increase in cash & due from banks                     2,820          79
  Cash & due from banks, beginning of period                5,986       7,474
                                                           ------      ------
  Cash & due from banks, end of period                      8,806       7,553
                                                           ======      ======
Supplemental Noncash Disclosures:
  Loan charge-offs                                            139          32
  Transfers to other real estate                               98           0

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

5. Short-term borrowings as of June 30, 2001, and December 31, 2000, consisted of:

(Dollars in thousands)
                                    6/30/01     12/31/00
                                    -------     --------
Federal funds purchased              $    0      $20,800
Repurchase agreements                 5,010        1,459
Treasury, tax and loan note           1,008          479
                                     ------      -------
                                     $6,018      $22,738
                                     ======      =======
Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. Long-term debt as of the quarter ended June 30, 2001, and the year ended December 31, 2000, was $34,156,000 and $29,241,000, respectively. The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and through its membership, the Bank can access a number of credit products which are utilized to provide various forms of liquidity. The Bank entered into one long-term borrowing with the FHLB during the period: $5,000,000 in a three-year fixed-rate borrowing at 5.20% with a final maturity of March 12, 2004.

7. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends and stock splits, if any. The Corporation's basic and diluted earnings per share are the same since there are no dilutive securities outstanding.

8. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation, "comprehensive income (loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income
(loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

(In thousands)                                   Three Months       Six Months
                                                Ended June 30,    Ended June 30,
                                                 2001     2000     2001   2000
                                               ------   ------   ------  ------
Net Income                                     $1,017   $  969   $1,988  $1,917
                                               ------   ------   ------  ------
Other comprehensive income (loss):
  Unrealized holding gains (losses)
    on securities arising during
    the period                                     51       18      854    (708)
  Less: reclassification
    adjustments for (gains) losses
    included in net income                          7        4       18       4
                                               ------   ------   ------  ------
  Other comprehensive income (loss)
    before income tax
    (provision) benefit                            58       22      872    (704)
  Income tax (provision) benefit
    related to other comprehensive
    income (loss)                                 (20)      (6)    (297)    241
                                               ------   ------   ------  ------
  Other comprehensive income (loss)                38       16      575    (463)
                                               ------   ------   ------  ------
    Comprehensive Income (Loss)                $1,055   $  985   $2,563  $1,454
                                               ======   ======   ======  ======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of June 30, 2001, compared to year-end 2000 and the Results of Operations for the second quarter and the first six months of 2001 compared to the same periods in 2000.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2001, increased to $318,912,000, from $315,584,000 as of December 31, 2000.

During the first half of 2001, net loans outstanding increased by $7,819,000, or 4% from year end.

Total deposits increased by $13,278,000 during the first six months of 2001. Money market accounts increased by $6,582,000 over year end largely due to the popularity of a new indexed money market product offered by the bank. Time deposits increased by $5,696,000.

Short-term borrowings decreased by $16.7 million from year end. These borrowings were decreased largely through funds generated by operations and through funds generated by the sale, maturity and call of investment securities.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of June 30, 2001, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first six months of 2001 was $1,988,000, compared with $1,917,000 earned in the same period of 2000. Net income per share for the same period of 2001 and 2000 was $.65 and $.63, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.1% on an annualized basis for the first half of 2001 as compared to 14.4% for the same period in 2000. The decrease in ROE is due largely to the increase in shareholders equity resulting from the unrealized gain on investment securities arising in the current rate environment.

Net income for the second quarter of 2001 was $1,017,000, compared with $969,000 earned in the same quarter of 2000. Net income per share for the second quarters of 2001 and 2000 was $.33 and $.32, respectively.

Net interest income of $2,819,000 for the quarter ended June 30, 2001, increased by 5.8% compared to the $2,664,000 earned in the same quarter of 2000. This rise indicates an increase in interest spread during the quarter despite keen interest rate competition.

During the second quarter of 2001, we analyzed interest rate risk using the Vining Sparks Asset-Liability Management Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At May 31, 2001, these scenarios indicate that there would not be a significant variance in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made a provision for loan losses of $75,000 during the second quarter of 2001 and $100,000 during the second quarter of 2000. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $437,000 for the second quarter of 2001 compared to $397,000 earned during the same quarter of 2000. Service charges on deposits grew by more than 50% during the second quarter of 2001 compared to the same period of 2000 as the bank continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $354,000 during the first half of 2001.

Due mainly to the addition of a new Harrisburg branch office in August of 2000, non-interest expense during the second quarter of 2001 of $1,852,000 increased slightly as compared to an expense of $1,684,000 during the same period of 2000 as we continue to strive to maintain low overhead.

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

Funds generated from operations contributed a major source of funds for the first half of 2001. The major source of funds came from the net decrease in investment securities of $17,010,000 due to the sale, call and maturity of bonds. As the current rate environment has dropped to very low levels, many callable securities have been called during the quarter. Other major sources of funds included a net increase in money market funds of $6,582,000 mainly in the area of our new indexed money market, and a net increase in time deposits of $5,696,000.

The major use of funds during the period was a net decrease in short-term borrowings of $16,720,000. The other major uses of funds included a net increase in loans of $8,067,000 and a net increase of $5,579,000 in interest bearing balances purchased in anticipation of falling interest rates.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased to $2,587,000 representing 0.81% of total assets at June 30, 2001, from $2,312,000 or 0.73% of total assets at December 31, 2000. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 2001.

The allowance for loan losses at June 30, 2001, was $2,841,000 or 1.48% of loans, net of unearned interest, as compared to $2,815,000 or 1.53% of loans, net of unearned interest, at December 31, 2000.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                             MID PENN BANCORP, INC.


                                                            June 30,    Dec. 31,
                                                             2001          2000
                                                             -----        ------
Non-Performing Assets:
     Non-accrual loans                                       1,291        1,116
     Past due 90 days or more                                  506          504
     Restructured loans                                        622          622
                                                             -----        -----
     Total non-performing loans                              2,419        2,242
     Other real estate                                         168           70
                                                             -----        -----
              Total                                          2,587        2,312
                                                             =====        =====
     Percentage of total loans outstanding                    1.35         1.26
     Percentage of total assets                               0.81         0.73


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                             2,815        2,505

     Loans charged off:

     Commercial real estate, construction
      and land development                                       0            1
     Commercial, industrial and agricultural                    65           12
     Real estate - residential mortgage                          0            0
     Consumer                                                   74           61
                                                             -----        -----
              Total loans charged off                          139           74
                                                             -----        -----

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                       0           28
     Commercial, industrial and agricultural                     0            5
     Real estate - residential mortgage                          2            0
     Consumer                                                   13           26
                                                             -----        -----
              Total recoveries                                  15           59
                                                             -----        -----

       Net (charge-offs) recoveries                           (124)         (15)
                                                             -----        -----
       Current period provision for loan losses                150          325
                                                             -----        -----
       Balance end of period                                 2,841        2,815
                                                             =====        =====

                             Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders:
        At the Annual Meeting of Shareholders held on April 24, 2001, a vote was held for the election of Class B directors: Earl R. Etzweiler, William G. Nelson and Donald E. Sauve to serve for a three-year term, and to ratify the selection of Parente Randolph as external auditors for the corporation for the year ending December 31, 2001. Earl Etzweiler received 2,320,611 votes for and 7,779 votes withheld. William Nelson received 2,315,826 votes for and 12,564 votes withheld. Donald Sauve received 2,266,958 votes for and 61,432 votes withheld. The selection of external auditors received 2,318,867 votes for, 2,846 votes against, and 6,677 votes abstaining.

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
         a.  Exhibits - None.
         b.  Reports on Form 8-K - None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Mid Penn Bancorp, Inc. Registrant



/s/ Alan W. Dakey                        /s/ Kevin W. Laudenslager
By: Alan W. Dakey                        By: Kevin W. Laudenslager
President & CEO                          Treasurer
Date:  July 26, 2001                     Date:  July 26, 2001