Form 10-Q
period 2001-09-30
MID PENN BANCORP INC
filed 2001-11-09
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

3,036,181 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 2001.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)
                                              Sept. 30,  Dec. 31,
                                               2001       2000
                                             --------   --------
ASSETS:
   Cash and due from banks                      7,210      5,986
   Interest-bearing balances                   52,227     42,376
   Available-for-sale securities               55,395     73,885
   Federal funds sold                               0          0
   Loans                                      200,425    184,211
     Less,
        Allowance for loan losses               2,896      2,815
                                              -------    -------
              Net loans                       197,529    181,396
                                              -------    -------
   Bank premises and equip't, net               3,449      3,581
   Other real estate                              193         70
   Accrued interest receivable                  2,144      2,502
   Cash surrender value of life insurance       4,448      4,288
   Deferred income taxes                          892      1,069
   Other assets                                   242        431
                                              -------    -------
              Total Assets                    323,729    315,584
                                              =======    =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                      25,257     23,274
   NOW                                         30,164     28,293
   Money Market                                26,497     17,494
   Savings                                     25,444     25,912
   Time                                       137,797    136,435
                                              -------    -------
              Total deposits                  245,159    231,408
                                              -------    -------
  Short-term borrowings                         9,698     22,738
  Accrued interest payable                      2,417      1,546
  Other liabilities                             2,059      1,025
  Long-term debt                               32,612     29,241
                                              -------    -------
              Total Liabilities               291,945    285,958
                                              -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at Sept. 30, 2001 and
    December 31, 2000                           3,057      3,057
   Additional paid-in capital                  20,368     20,368
   Retained earnings                            8,307      7,078
   Accumulated other comprehensive inc(loss)      607       (344)
   Treasury stock at cost
    (20,320 and 19,057 shs., resp.)              (555)      (533)
                                              -------    -------
              Total Stockholders' Equity       31,784     29,626
                                              -------     ------
              Total Liabilities & Equity      323,729    315,584
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


                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                         Three Months         Nine Months
                                        Ended Sept 30,       Ended Sept 30,
                                        2001      2000       2001      2000
                                        -----     -----     ------    ------
INTEREST INCOME:
  Interest & fees on loans              4,047     3,933     12,276    11,654
  Int.-bearing balances                   786       616      2,314     1,613
  Treas. & Agency securities              268       581      1,151     1,692
  Municipal securities                    470       377      1,320     1,082
  Other securities                         45        57        160       160
  Fed funds sold and repos                 55         0         75         0
                                        -----     -----     ------    ------
       Total Int. Income                5,671     5,564     17,296    16,201
                                        -----     -----     ------    ------
INTEREST EXPENSE:
  Deposits                              2,306     2,325      7,061     6,551
  Short-term borrowings                    36       202        416       593
  Long-term borrowings                    543       403      1,578     1,181
                                        -----     -----     ------    ------
       Total Int. Expense               2,885     2,930      9,055     8,325
                                        -----     -----     ------    ------
       Net Int. Income                  2,786     2,634      8,241     7,876
PROVISION FOR LOAN LOSSES                 100        75        250       250
                                        -----     -----     ------    ------
  Net Int. Inc. after Prov.             2,686     2,559      7,991     7,626
                                        -----     -----     ------    ------
NON-INTEREST INCOME:
  Trust dept                               24        60         93       158
  Service chgs. on deposits               228       143        662       440
  Investment sec. gains (losses), net       4         0        (14)       (4)
  Gain on sale of loans                     0         0          0        31
  Other                                   223       171        613       560
                                        -----     -----     ------    ------
  Total Non-Interest Income               479       374      1,354     1,185
                                        -----     -----     ------    ------
NON-INTEREST EXPENSE:
  Salaries and benefits                 1,044       971      3,080     2,862
  Occupancy, net                           97        93        308       274
  Equipment                               126       137        364       384
  PA Bank Shares tax                       66        68        196       203
  Other                                   465       437      1,439     1,320
                                        -----     -----     ------    ------
       Tot. Non-int. Exp.               1,798     1,706      5,387     5,043
                                        -----     -----     ------    ------
  Income before income taxes            1,367     1,227      3,958     3,768
INCOME TAX EXPENSE                        303       280        906       904
                                        -----     -----     ------    ------

       NET INCOME                       1,064       947      3,052     2,864
                                        =====     =====     ======    ======
NET INCOME PER SHARE                     0.35      0.31       1.00       .94
                                        =====     =====     ======    ======
DIVIDENDS PER SHARE                      0.20      0.20        .60       .60
                                        =====     =====     ======    ======
Weighted Average No. of
  Shares Outstanding                3,036,843            3,038,401
                                              3,036,387            3,035,665

The accompanying notes are an integral part of these consolidated financial statements.



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                          For the nine months ended:
                                             Sept. 30,  Sept. 30,
                                               2001      2000
                                             --------  --------
Operating Activities:
  Net Income                                    3,052     2,864
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Provision for loan losses                       250       250
  Depreciation                                    275       318
  Incr. in cash-surr. value of life ins.         (160)     (148)
  Loss (gain) on sale of investment
    securities                                     14         4
  Loss (gain) on sale/disposal of bank
    premises and equipment                          0         0
  Loss (gain) on the sale of foreclosed
    assets                                        (16)      (40)
  Loss (gain) on the sale of loans                  0       (31)
  Change in interest receivable                   358       (75)
  Change in other assets                         (124)     (205)
  Change in interest payable                      871     1,136
  Change in other liabilities                   1,034       671
                                              -------   -------
            Net cash provided by
            operating activities:               5,554     4,744
                                              -------   -------
Investing Activities:
  Net (incr)decr in int-bearing balances       (9,851)   (6,616)
  Incr. in federal funds sold                       0         0
  Proceeds from sale of securities             11,284     3,515
  Proceeds from the maturity of secs.          19,071     2,315
  Purchase of investment securities           (10,438)   (8,709)
  Proceeds from the sale of loans                   0     3,622
  Net increase in loans                       (16,571)  (11,525)
  Purchases of fixed assets                      (143)     (523)
  Proceeds from sale of other real estate          81        68
  Capitalized additions - ORE                       0         0
                                              -------   -------
            Net cash used in
            investing activities               (6,629)  (17,853)
                                              -------   -------
Financing Activities:
  Net (decr)incr in demand & svngs deps.       12,389    (4,389)
  Net incr(decr) in time deposits               1,362    16,163
  Net decrease in sh-term borrowings          (13,040)   (6,305)
  Net incr(decr) in long-term borrowings        3,371     7,882
  Cash dividend declared                       (1,823)   (1,821)
  Net sale of treasury stock                      (22)       15
                                              -------   -------
            Net cash provided by(used in)
            financing activities                2,237    11,545
                                              -------   -------
  Net increase in cash & due from banks         1,224    (1,564)
  Cash & due from banks, beg of period          5,986     7,474
                                              -------   -------
  Cash & due from banks, end of period          7,210     5,910
                                              =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                                193        60
  Transfers to other real estate                  188        35

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

5. Short-term borrowings as of Sept. 30, 2001, and December 31, 2000, consisted of:

(Dollars in thousands)
                                    9/30/01     12/31/00
                                    -------      -------
Federal funds purchased              $6,100      $20,800
Repurchase agreements                 2,594        1,459
Treasury, tax and loan note           1,004          479
                                     ------      -------
                                     $9,698      $22,738
                                     ======      =======

Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. Long-term debt as of the quarter ended Sept. 30, 2001, and the year ended December 31, 2000, was $32,612,000 and $29,241,000, respectively. The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and through its membership, the Bank can access a number of credit products which are utilized to provide various forms of liquidity. The Bank entered into one long-term borrowing with the FHLB during the period: $5,000,000 in a three-year fixed-rate borrowing at 5.20% with a final maturity of March 12, 2004.

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

(In thousands)                            Three Months     Six Months
                                         Ended Sept 30,  Ended Sept 30,
                                          2001   2000     2001   2000
                                          ----   ----     ----   ----
Net Income                               $1,064   $947   $3,052 $2,864
                                         ------ ------   ------ ------
Other comprehensive income(loss):
  Unrealized holding gains(losses)
   on securities arising during
   the period                               566    991    1,455    287
  Less:  reclassification
   adjustments for (gains) losses
   included in net income                    (4)     0       14      4
                                         ------ ------   ------ ------
  Other comprehensive income(loss)
   before income tax (provision) benefit    570    991    1,441    283
  Income tax (provision) benefit
   related to other comprehensive
   income(loss)                            (194)  (337)    (490)   (96)
                                         ------ ------   ------ ------
  Other comprehensive inc(loss)             376    654      951    187
                                         ------ ------   ------ ------
    Comprehensive Income(Loss)           $1,440 $1,601   $4,003 $3,051
                                         ====== ======   ====== ======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of Sept. 30, 2001, compared to year-end 2000 and the Results of Operations for the third quarter and the first nine months of 2001 compared to the same periods in 2000.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2001, increased to $323,729,000, from $315,584,000 as of December 31, 2000.

During the first three quarters of 2001, net loans outstanding increased by $16,133,000, or 9% from year end.

Total deposits increased by $13,751,000 during the first nine months of 2001. Money market accounts increased by $9 million over year end largely due to the popularity of a new indexed money market product offered by the bank. It appears that many depositors are currently uneasy about investing in the stock market and are thus depositing into bank money market and other more conservative investments.

Short-term borrowings decreased by $13 million from year end. These borrowings were decreased largely through funds generated by operations and through funds generated by the sale, maturity and call of investment securities.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of Sept. 30, 2001, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

As of July 2, 2001, the Bancorp formed a new subsidiary, Mid Penn Insurance Services, LLC, in order to sell title insurance. The subsidiary will allow the bank to provide title insurance, currently through United General Insurance Company, to our borrowers and generate fee income for the Corporation through the sales. The subsidiary is expected to be profitable by year end.

RESULTS OF OPERATIONS

Net income for the first nine months of 2001 was $3,052,000, compared with $2,864,000 earned in the same period of 2000. Net income per share for the same period of 2001 and 2000 was $1.00 and $.94, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.3% on an annualized basis for the nine months of 2001 as compared to 14.1% for the same period in 2000. The decrease in ROE is due largely to the increase in shareholders equity resulting from the unrealized gain on investment securities arising in the current rate environment.

Net income for the third quarter of 2001 was $1,064,000, compared with $947,000 earned in the same quarter of 2000. Net income per share for the third quarters of 2001 and 2000 was $.35 and $.31, respectively.

Net interest income of $2,786,000 for the quarter ended Sept. 30, 2001, increased by 5.8% compared to the $2,634,000 earned in the same quarter of 2000. This rise indicates an increase in interest spread during the quarter despite keen interest rate competition.

During the second quarter of 2001, we analyzed interest rate risk using the Vining Sparks Asset-Liability Management Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At July 31, 2001, these scenarios indicate that there would not be a significant variance in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made a provision for loan losses of $100,000 during the third quarter of 2001 and $75,000 during the third quarter of 2000. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $479,000 for the third quarter of 2001 compared to $374,000 earned during the same quarter of 2000. Service charges on deposits grew by more than 50% during the third quarter of 2001 compared to the same period of 2000 as the bank continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $546,000 during the first nine months of 2001, as compared to $339,000 for the same period of 2000.

Due mainly to the addition of a new Harrisburg branch office in August of 2000, non-interest expense during the third quarter of 2001 of $1,798,000 increased slightly as compared to an expense of $1,706,000 during the same period of 2000 as we continue to strive to maintain low overhead.

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

Funds generated from operations contributed a major source of funds for the first nine months of 2001. The major source of funds came from the net decrease in investment securities of $19 million due to the sale, call and maturity of bonds. As the current rate environment has dropped to very low levels, many callable securities have been called during the period. Other major sources of funds included a net increase in money market funds of $9 million mainly in the area of our new indexed money market, and a net increase in other demand and savings deposits of $3 million.

A major use of funds during the period was a net decrease in short-term borrowings of $13 million. Other major uses of funds included a net increase in loans of $16 million and a net increase of $10 million in interest bearing balances purchased in anticipation of falling interest rates.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased to $2,700,000, representing 0.83% of total assets at Sept. 30, 2001, from $2,312,000 or 0.73% of total assets at December 31, 2000. Most non-performing assets are supported by collateral value that appears to be adequate at September 30, 2001.

The allowance for loan losses at Sept. 30, 2001, was $2,896,000 or 1.44% of loans, net of unearned interest, as compared to $2,815,000 or 1.53% of loans, net of unearned interest, at December 31, 2000.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.


                             MID PENN BANCORP, INC.

                                             Sept. 30,  Dec. 31,
                                               2001       2000
                                             --------  --------
Non-Performing Assets:
     Non-accrual loans                          1,555     1,116
     Past due 90 days or more                     414       504
     Restructured loans                           538       622
                                                -----     -----
     Total non-performing loans                 2,507     2,242
     Other real estate                            193        70
                                                -----     -----
              Total                             2,700     2,312
                                                =====     =====
     Percentage of total loans outstanding       1.35      1.26
     Percentage of total assets                  0.83      0.73


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                2,815     2,505

     Loans charged off:

     Commercial real estate, construction
      and land development                         30         1
     Commercial, industrial and agricultural       70        12
     Real estate - residential mortgage             0         0
     Consumer                                      93        61
                                                -----     -----
              Total loans charged off             193        74
                                                -----     -----

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                          0        28
     Commercial, industrial and agricultural        1         5
     Real estate - residential mortgage             2         0
     Consumer                                      21        26
                                                -----     -----
              Total recoveries                     24        59
                                                -----     -----

       Net (charge-offs) recoveries              (169)      (15)
                                                -----     -----
       Current period provision for
        loan losses                               250       325
                                                -----     -----
       Balance end of period                    2,896     2,815
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

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  November 8, 2001            Date:  November 8, 2001