Form 10-K405
period 2001-12-31
MID PENN BANCORP INC
filed 2002-03-29
CIK 879635

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                  Commission file number 1-13677
                                         -------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $46,473,000 at February 22, 2002 (a date within 60 days of the date hereof). As of February 22, 2002, the Registrant had 3,032,436 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Excerpts from the Registrant's 2002 Annual Report to Shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant's proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

                             MID PENN BANCORP, INC.
                                    FORM 10-K
                                      INDEX
                                                                            PAGE

PART I
         Item 1 -          Business............................................1

         Item 2 -          Properties.........................................10

         Item 3 -          Legal Proceedings..................................11

         Item 4 -          Submission of Matters to a
                           Vote of Security Holders...........................11
PART II
         Item 5 -          Market for Registrant's Common Equity and
                           Related Shareholder Matters........................12

         Item 6 -          Selected Financial Data............................12

         Item 7 -          Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operation..........................................12

         Item 7A -         Quantitative and Qualitative Disclosure About
                           Market Risk........................................12

         Item 8 -          Financial Statements and Supplementary Data........12

         Item 9 -          Changes In and Disagreements With Accountants
                           on Accounting and Financial Disclosure.............12
PART III
         Item 10 -         Directors and Executive Officers of
                           the Registrant.....................................13

         Item 11 -         Executive Compensation.............................13

         Item 12 -         Security Ownership of Certain Beneficial
                           Owners and Management..............................13

         Item 13 -         Certain Relationships and
                           Related Transactions...............................13
PART IV
         Item 14 -         Exhibits, Financial Statements, Schedules
                           and Reports on Form 8-K............................14

         Signatures        ...................................................16

EXHIBIT INDEX              ...................................................18

                                     PART I
                                     ------

Forward Looking Statements

         MPB may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the SEC. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, MPB notes that a variety of factors could cause MPB's actual results and experience to differ materially from the anticipated results or other expectations expressed in MPB's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of MPB's business include the following: general economic conditions, interest rates, financial and capital markets, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.

ITEM 1.  BUSINESS.
------   --------

Mid Penn Bancorp, Inc.

         Mid Penn Bancorp, Inc. ("MPB") is a one bank holding company, incorporated in the Commonwealth of Pennsylvania in August 1991. On December 31, 1991, MPB acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the bank became a wholly-owned subsidiary of MPB. MPB's other wholly-owned subsidiaries are Mid Penn Insurance Services, LLC which provides a range of personal and investment insurance products and Mid Penn Investment Corporation which is engaged in investing activities. MPB's primary business is the operation of Mid Penn Bank which is managed as a single business segment.

         MPB's consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank. At December 31, 2001, MPB had total consolidated assets of $330,635,000, total deposits of $254,105,000 and total shareholders' equity of $31,716,000.

         As of December 31, 2001, the holding company did not own or lease any property and had no employees.

Mid Penn Bank

         Millersburg Bank, the predecessor to Mid Penn Bank, was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer's State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name "Mid Penn Bank." In 1985, the bank acquired Tower City National Bank. Effective July 10, 1998, MPB acquired

Miners Bank of Lykens, which was merged into the bank. The bank is supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. MPB's and the bank's legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.

         The bank presently has 12 offices. The bank, headquartered in Millersburg, Dauphin County, Pennsylvania, has offices in Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania with total assets of approximately $330 million as of December 31, 2001.

         MPB's primary business consists of attracting deposits from its network of community banking offices operated by the bank. The bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, installment loans, personal loans, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. Deposits of the bank are insured by the Bank Insurance Fund of the FDIC to the maximum extent provided by law. In addition, the bank provides a full range of trust services through its Trust Department. Mid Penn Bank also offers other services such as Internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

         At December 31, 2001, Mid Penn Bank had 99 full-time and 26 part-time employees. No employees are represented by a collective bargaining agent, and the bank believes it enjoys good relations with its personnel.

Lending Activities

         Mid Penn Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The bank's lending objectives are as follows:

         .     to establish a diversified commercial loan portfolio;
         .     to provide a satisfactory return to the company's shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

         Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2001, Mid Penn Bank's highest concentrations of credit were in mobile home park land and commercial real estate office financings and most of the bank's business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, Western Schuylkill, and Cumberland Counties.

Investment Activities

         MPB's investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provide the necessary balance sheet liquidity for MPB. MPB does not have any significant concentrations of investment securities.

         MPB's entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at market value. MPB's investments include US Treasury, agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment of these securities changes, MPB's existing securities are valued differently in comparison. This difference in value, or unrealized loss, amounted to $56,000, net of tax, as of December 31, 2001. However, the investments are all high quality United States and municipal securities that if held to maturity are expected to yield no loss to the bank.

         For additional information with respect to MPB's business activities, see Part II, Item 7 of this report.

Sources of Funds

          Mid Penn Bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and overnight borrowings from Mid Penn Bank's customers and correspondent bank. All borrowings, except for the line of credit with Mid Penn Bank's correspondent bank, require collateral in the form of loans or securities. Borrowings are, therefore, limited by collateral levels and the available lines of credit extended by the bank's creditors. As a result, deposits remain key to the future funding and growth of the business. Deposit growth within the banking industry has been generally slow due to strong competition from a variety of financial services companies. This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

Competition

         Mid Penn Bank actively competes with other financial services companies for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, and money market funds. Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

         Many competitors are significantly larger than Mid Penn Bank and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the bank is subject to banking regulations while certain competitors may not be. There are relatively few barriers for companies wanting to enter into the financial services industry. For more information, see the "Supervision and Regulation" section below.

         The growth of mutual funds over the past decade has made it increasingly difficult for financial institutions to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, and a generally strong economy, have, until recently, fueled high returns for these investments, in particular, certain equity funds. These returns perpetuated the flow of additional investment dollars into mutual funds and other products not traditionally offered by banks. In addition, insurance companies recently have become more significant competitors for deposits through their thrift subsidiaries.

Supervision and Regulation

General

         Bank holding companies and banks are extensively regulated under both Federal and state laws. The regulation and supervision of MPB and Mid Penn Bank are designed primarily for the protection of depositors, the FDIC and the monetary system, and not MPB or its shareholders. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. If any enforcement action is taken by a banking regulator, the value of an equity investment in MPB could be substantially reduced or eliminated.

Holding Company Regulation

         As a registered bank holding company under the Bank Holding Company Act of 1956 and a Pennsylvania business corporation, we are regulated by the Federal Reserve Board and the provisions of Section 115 of the Pennsylvania Banking Code of 1965.

         The Bank Holding Company Act requires MPB to file an annual report with the Federal Reserve Board regarding the holding company and its subsidiary bank. The Federal Reserve Board also makes examinations of the holding company. Mid Penn Bank is not a member of the Federal Reserve System; however, the Federal Reserve Board possesses cease-and-desist powers over bank holding companies and their subsidiaries where their actions would constitute an unsafe or unsound practice or violation of law.

         The Bank Holding Company Act restricts a bank holding company's ability to acquire control of additional banks. In addition, the Act restricts the activities in which bank holding companies may engage directly or through non-bank subsidiaries.

         The Gramm-Leach-Bliley Financial Services Modernization Act of l999 (the "Gramm-Leach-Bliley Act") amended the Bank Holding Company Act of 1956 to create a new category of holding company - the "financial holding company." To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board. The holding company must be well capitalized and well managed, as determined by Federal Reserve Board regulations. When a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are "financial in nature or incidental to such activities." Furthermore, the Federal Reserve may approve a proposed activity if it is "complementary" to financial activities and does not threaten the safety and soundness of banking. The Act provides an initial list of activities that constitute activities that are financial in nature, including:

         .     lending and deposit activities,
         .     insurance activities, including underwriting, agency and
               brokerage,
         .     providing financial investment advisory services,
         .     underwriting in, and acting as a broker or dealer in, securities,
         .     merchant banking,
         .     insurance company portfolio investment
         .     support services
         .     making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs,
         .     subject to certain limitations, providing others financially oriented data processing or bookkeeping services,
         .     issuing and selling money orders, travelers' checks and United
               States savings bonds,
         .     providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments; and
         .     providing tax planning and preparation advice.

         In addition to permitting financial services providers to enter into new lines of business, the law allows firms the freedom to streamline existing operations and to potentially reduce costs. The Act may increase both opportunity as well as competition. Many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services including insurance and brokerage services.

Bank Regulation

         Mid Penn Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and the FDIC. In addition, the bank is subject to a variety of local, state and federal laws that affect its operations.

         Banking regulations include, but are not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

Capital Requirements

         Under risk-based capital requirements for bank holding companies, MPB is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital").

         In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised MPB of any specific minimum tier 1 leverage ratio applicable to it.

         Mid Penn Bank is subject to similar capital requirements adopted by the FDIC. The FDIC has not advised the bank of any specific minimum leverage ratios applicable to it.

         The capital ratios of MPB and Mid Penn Bank are described in Note 16 to MPB's Consolidated Financial Statements.

         Banking regulators continue to indicate their desire to further develop capital requirements applicable to banking organizations. Changes to capital requirements could materially affect the profitability of MPB or the market value of MPB stock.

Prompt Corrective Action

         In addition to the required minimum capital levels described above, federal law establishes a system of "prompt corrective actions" which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed to be "adequately capitalized" or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0 percent, a Tier 1 risk-based capital ratio that is less than
3.0 percent, or a leverage
ratio that is less than 3.0 percent, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

         The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain "management fees" to any "controlling person". Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution's ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be "critically undercapitalized" and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Deposit Insurance

         Deposits of the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF"). The insurance assessments paid by an institution are to be based on the probability that the fund will incur a loss with respect to the institution. The FDIC has adopted deposit insurance regulations under which insured institutions are assigned to one of the following three capital groups based on their capital levels: "well-capitalized," "adequately capitalized" and "undercapitalized." Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from 0.00% for the best capitalized, healthiest institutions, to 0.27% for undercapitalized institutions with substantial supervisory concerns.

         The FDIC sets deposit insurance assessment rates on a semiannual basis and will increase deposit insurance assessments whenever the ratio of reserves to insured deposits in a fund is less than 1.25. While under the current assessment matrix, Mid Penn Bank does not pay any assessments for deposit insurance, because of past bank failures there is a significant possibility that the FDIC will adjust the assessment matrix in the near future and that as a result Mid Penn Bank may have to start paying insurance assessments.

         Mid Penn Bank is also subject to quarterly assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The FICO assessments on BIF-insured deposits are set at an annual rate of ..0046% of assessable deposits.

Environmental Laws

         Management does not anticipate that compliance with environmental laws and regulations will have any material effect on MPB's capital, expenditures, earnings, or competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions.

         In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substance on or from the property, or known and willfully compelled the borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

Federal Reserve Board Requirements

         Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, Mid Penn Bank's reserve requirement was $2,554,000 and $1,878,000 at December 31, 2001 and 2000, respectively.

Recent Developments

         As described above, the Gramm-Leach-Bliley Act, adopted November 12, 1999, enacted significant changes to the bank holding company laws, providing significantly expanded opportunities for combinations of banking, insurance and securities activities. The law also establishes significant new consumer privacy protections, which went into effect in July, 2001, including stringent restrictions on the disclosure of non-public consumer financial information to third parties. The Gramm-Leach-Bliley Act is sweeping legislation that MPB believes will affect the financial services industry for years to come. Implementing regulations with respect to may areas are still being developed, and it remains too early to determine the effect the law will have on MBP or its business, operations and financial performance.

Effects of Government Policy and Potential Changes in Regulation

         Changes in regulations applicable to MPB or Mid Penn Bank, or shifts in monetary or other government policies, could have a material affect on their business. MPB's and the bank's business is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience an increased rate of change as the financial services industry strives for greater product offerings, market share and economies of scale.

         From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. MPB can not predict the likelihood of any major changes or the impact such changes might have on MPB and/or the bank. Various congressional bills and other proposals have proposed a sweeping overhaul of the banking system, including provisions for: limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing the restrictions on bank underwriting activities; and tightening the regulation of bank derivatives activities; and allowing commercial enterprises to own banks.

         MPB's earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Federal Reserve's power to implement national monetary policy, to, among other things, curb inflation or combat recession. The Federal Reserve has a major impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

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

Available Information

         Mid Penn Bancorp Inc.'s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on the American Stock Exchange under the trading symbol MBP. Mid Penn Bancorp, Inc. is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC's Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Mid Penn Bancorp, Inc. is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's Internet site address is: http://www.sec.gov. Our Internet site address is: http//www.midpennbank.com.

         You may also inspect materials and other information concerning Mid Penn Bancorp, Inc. at the offices of the American Stock Exchange, Inc. at 86 Trinity Place, New York, New York 10006 because our common stock is listed on the American Stock Exchange under the trading symbol MBP. The American Stock Exchange's Internet site address is: http://www.amex.com.


ITEM 2.  PROPERTIES.
------   ----------

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

Dalmatia Branch Office                             Branch Bank
School House Road
Dalmatia, PA 17017

Halifax Branch Office                              Branch Bank
Halifax Shopping Center
3763 Peters Mountain Road
Halifax, PA 17032

Carlisle Pike Branch Office                        Branch Bank
4622 Carlisle Pike
Mechanicsburg, PA 17055

Harrisburg Branch Office                           Branch Bank
4098 Derry Street
Harrisburg, PA 17111

Harrisburg Branch Office                           Branch Bank
2615 North Front Street
Harrisburg, PA 17110

Tower City Branch Office                           Branch Bank
545 East Grand Avenue
Tower City, PA 17980

Dauphin Branch Office                              Branch Bank
1001 Peters Mountain Road
Dauphin, PA 17018

Miners-Lykens Branch Office                        Branch Bank
550 Main Street
Lykens, PA 17048

         All of these properties are in good condition and are deemed by management to be adequate for the bank's purposes.

ITEM 3.  LEGAL PROCEEDINGS.
------   -----------------

         Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of MPB. There are no proceedings pending other than ordinary routine litigation incident to the business of MPB and of the bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against MPB or the bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------   ---------------------------------------------------

         None.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR MPB'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------   --------------------------------------------------------------

         The information required by this Item, regarding market value, dividend payments, and number of shareholders is set forth on page 3 of MPB's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

         As of February 22, 2002, there were approximately 970 shareholders of record of MPB's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.
------   -----------------------

         The information required by this Item is set forth on page 40 of MPB's Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

         The information required by this Item is set forth on pages 25 through 39 of MPB's Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------  ---------------------------------------------------------

         The information required by this Item is set forth on pages 35 through 38 of MPB's Annual Report to Shareholders, which pages are included at Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------   -------------------------------------------

         The information required by this Item is set forth on pages 6 through 24 of MPB's Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MPB.
-------  ---------------------------------------

         The information required by this Item, relating to directors, executive officers, and control persons is set forth on pages 4 through 11 of MPB's definitive proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

         Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a)
         -------------------------------------------------------
of the Securities Exchange Act of 1934, as amended, requires MPB's officers and directors, and persons who own more than 10% of a registered class of MPB's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish MPB with copies of all
Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Form 5 was required for those persons, MPB believes that during the period January 1, 2001 through December 31, 2001, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.
-------  ----------------------

         The information required by this Item, relating to executive compensation, is set forth on pages 11 through 15 of MPB's definitive proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------  --------------------------------------------------------------

         The information required by this Item, relating to beneficial ownership of MPB's common stock, is set forth on pages 16 and 17 of MPB's definitive proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  ----------------------------------------------

         The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 15 of MPB's definitive proxy statement to be used in connection with the 2002 Annual Meeting of Shareholders, which page is incorporated herein by reference.

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

                           The following financial statements are included by reference in Part II, Item 8 hereof:

                           Report of Independent Certified Public Accountants. Consolidated Balance Sheet.
                           Consolidated Statement of Income.
                           Consolidated Statement of Changes in Stockholders' Equity.
                           Consolidated Statement of Cash Flows.
                           Notes to Consolidated Financial Statements.

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

                           3(i)     The Corporation's Articles of Incorporation.

                           3(ii)    The Corporation's By-laws.

                           10.1     Mid Penn Bank's Profit Sharing Retirement
                                    Plan.

                           10.2     Mid Penn Bank's Employee Stock Ownership
                                    Plan.

                           11 Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 7 of MPB's Annual Report to Shareholders.)

                           12 Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of MPB's Annual Report to Shareholders.)

                           13       Excerpts from MPB's Annual Report to
                                    Shareholders.

                           21       Subsidiaries of MPB.

                           23 Consent of Parente Randolph, PC, independent auditors.

                  (b)      Reports on Form 8-K.

                           No Current Report on Form 8-K was filed by MPB during the fourth quarter of the fiscal year ended December 31, 2001.

                  (c) The exhibits required herein are included at Item 14(a), above.

                  (d)      Not Applicable.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MPB has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MID PENN BANCORP, INC.
                                       ----------------------
                                            (Corporation)


                                    By /s/ ALAN W. DAKEY
                                       ----------------------------
                                       Alan W. Dakey
                                       President and Chief Executive Officer


Dated:   March 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MPB and in the capacities and on the dates indicated.

                                                              DATE
                                                              ----


By /s/ EUGENE F. SHAFFER                                 March 27, 2002
   -----------------------------------
   Eugene F. Shaffer
   Chairman of the Board of Directors


By /s/ ALAN W. DAKEY                                     March 27, 2002
   -----------------------------------
   Alan W. Dakey, President,
   Chief Executive Officer and Director
   (Principal Executive Officer)


By /s/ KEVIN W. LAUDENSLAGER                             March 27, 2002
   -----------------------------------
   Kevin W. Laudenslager
   Treasurer (Principal Financial and Principal
   Accounting Officer)


By /s/ JERE M. COXON                                     March 27, 2002
   -----------------------------------
   Jere M. Coxon, Director

By /s/ EARL R. ETZWEILER                                 March 27, 2002
   -----------------------------------
   Earl R. Etzweiler, Director


By /s/ GREGORY M. KERWIN                                 March 27, 2002
   -----------------------------------
   Gregory M. Kerwin, Director


By /s/ CHARLES F. LEBO                                   March 27, 2002
   -----------------------------------
   Charles F. Lebo, Director


By /s/ WARREN A. MILLER                                  March 27, 2002
   -----------------------------------
   Warren A. Miller, Director


By                                                       March   , 2002
   -----------------------------------
   William G. Nelson, Director


By /s/ DONALD E. SAUVE                                   March 27, 2002
   -----------------------------------
   Donald E. Sauve, Director


By /s/ EDWIN D. SCHLEGEL                                 March 27, 2002
   -----------------------------------
   Edwin D. Schlegel, Director


By /s/ GUY J. SNYDER, JR.                                March 27, 2002
   -----------------------------------
   Guy J. Snyder, Jr., Director

                                  EXHIBIT INDEX

                                                                     Page Number
                                                              in Manually Signed
Exhibit No.                                                             Original
                                                                        --------

3(i)     The Corporation's Articles of Incorporation.                      21

3(ii)    The Corporation's By-laws.                                        25

10.1     Mid Penn Bank's Profit Sharing Retirement Plan.                   46

10.2     Mid Penn Bank's Employee Stock Ownership Plan.                    49

11       Statement re: Computation of Earnings per share.                  58
         (Included herein at Exhibit 13, at page 7 of MPB's
         Annual Report to Shareholders.)

12       Statements re: Computation of Ratios. (Included                   91
         herein at Exhibit 13, at page 40 of MPB's Annual
         Report to Shareholders.)

13       Excerpts from MPB's Annual Report to Shareholders.                54

21       Subsidiaries of MPB.                                              92

23       Consent of Parente Randolph, PC, independent auditors.            93