Form 10-Q
period 2002-03-31
MID PENN BANCORP INC
filed 2002-05-14
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

3,037,364 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 2002.

                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited; Dollars in thousands)

                                                   March 31,        Dec. 31,
                                                      2002            2001
                                                   --------         --------
ASSETS:
   Cash and due from banks                           6,269           9,028
   Interest-bearing balances                        52,568          53,042
   Available-for-sale securities                    53,960          55,348
   Federal funds sold                                1,600               0
   Loans                                           208,134         202,836
     Less,
        Allowance for loan losses                    2,889           2,856
                                                   -------         -------
              Net loans                            205,245         199,980
                                                   -------         -------
   Bank premises and equip't, net                    3,409           3,395
   Other real estate                                 1,625           1,693
   Accrued interest receivable                       2,073           2,091
   Cash surrender value of life insurance            4,566           4,504
   Deferred income taxes                             1,121           1,037
   Other assets                                        823             517
                                                   -------         -------
              Total Assets                         333,259         330,635
                                                   =======         =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                           27,080          29,226
   NOW                                              31,825          30,795
   Money Market                                     33,585          27,734
   Savings                                          26,992          26,398
   Time                                            141,020         139,952
                                                   -------         -------
              Total deposits                       260,502         254,105
                                                   -------         -------
  Short-term borrowings                              4,954           9,610
  Accrued interest payable                           1,771           1,292
  Other liabilities                                  1,459           1,344
  Long-term debt                                    32,523          32,568
                                                   -------         -------
              Total Liabilities                    301,209         298,919
                                                   -------         -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at March 31, 2002 and
    December 31, 2001                                3,057           3,057
   Additional paid-in capital                       20,368          20,368
   Retained earnings                                 9,378           8,880
   Accumulated other comprehensive inc(loss)          -219             -56
   Treasury Stock at cost
    (19,137 and 19,065 shs., resp.)                   -534            -533
                                                   -------         -------
             Total Stockholders' Equity             32,050          31,716
                                                   -------          ------
              Total Liabilities & Equity           333,259         330,635
                                                   =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited; dollars in thousands)

                                                          Three Months
                                                         Ended March 31,
                                                      2002            2001
INTEREST INCOME:                                     -----           -----
  Interest & fees on loans                           3,999           4,077
  Int.-bearing balances                                716             747
  Treas. & Agency securities                           182             491
  Municipal securities                                 492             408
  Other securities                                      29              60
  Fed funds sold and repos                               2               0
                                                     -----           -----
       Total Int. Income                             5,420           5,783
                                                     -----           -----
INTEREST EXPENSE:
  Deposits                                           1,979           2,365
  Short-term borrowings                                 22             293
  Long-term borrowings                                 510             489
                                                     -----           -----
       Total Int. Expense                            2,511           3,147
                                                     -----           -----
       Net Int. Income                               2,909           2,636
PROVISION FOR LOAN LOSSES                              100              75
                                                     -----           -----
  Net Int. Inc. after Prov.                          2,809           2,561
                                                     -----           -----
NON-INTEREST INCOME:
  Trust dept                                            42              37
  Service chgs. on deposits                            250             213
  Investment securities
    Gains(losses), net                                   5             -11
  Income on life insurance                              62              49
  Other                                                108             150
                                                     -----           -----
  Total Non-Interest Income                            467             438
                                                     -----           -----
NON-INTEREST EXPENSE:
  Salaries and benefits                              1,028             998
  Occupancy, net                                        96             115
  Equipment                                            126             110
  PA Bank Shares tax                                    62              65
  Other                                                531             449
                                                     -----           -----
       Tot. Non-int. Exp.                            1,843           1,737
                                                     -----           -----
  Income before income taxes                         1,433           1,262
INCOME TAX EXPENSE                                     327             291
                                                     -----           -----

       NET INCOME                                    1,106             971
                                                     =====           =====
NET INCOME PER SHARE                                  0.36            0.32
                                                     =====           =====
DIVIDENDS PER SHARE                                   0.20            0.20
                                                     =====           =====
Weighted Average No. of
  Shares Outstanding                             3,037,095       3,038,920

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                  For the three months ended:
                                                   March 31,       March 31,
                                                     2002             2001
                                                   --------         --------
Operating Activities:
  Net Income                                         1,106             971
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                            100              75
  Depreciation                                          91              91
  Incr. in cash-surr. value of life insurance          -62             -49
  Loss (gain) on sale of investment
    securities                                          -5              11
  Loss (gain) on sale/disposal of bank
    premises and equipment                               0               0
  Loss (gain) on the sale of foreclosed
    assets                                              -3               0
  Change in accrued interest receivable                 18             218
  Change in other assets                              -306            -315
  Change in accrued interest payable                   479             420
  Change in other liabilities                          115             529
                                                   -------         -------
            Net cash provided by
            operating activities                     1,533           1,951
                                                   -------         -------
Investing Activities:
  Net (incr)decr in int-bearing balances               474          -3,511
  Proceeds from sale of securities                   1,730           7,477
  Proceeds from the maturity of secs.                1,907           4,058
  Purchases of investment securities                -2,491          -1,250
  Net (increase)decrease in loans                   -5,365          -4,939
  Purchases of fixed assets                           -105             -32
  Proceeds from sale of other real estate               71               0
  Capitalized additions - ORE                            0               0
                                                   -------         -------
            Net cash provided by(used in)
            investing activities                    -3,779           1,803
                                                   -------         -------
Financing Activities:
  Net (decr)incr. in demand and savings              5,329           3,277
  Net increase in time deposits                      1,068           2,478
  Net increase in federal funds sold                -1,600               0
  Net decrease in sh-term borrowings                -4,656         -12,495
  Net incr.(decr) in lg-term borrowings                -45           4,958
  Cash dividend declared                              -608            -608
  Net (purchase)sale of treasury stock                  -1              -5
                                                   -------         -------
            Net cash provided by(used in)
            financing activities                      -513          -2,395
                                                   -------         -------
  Net incr(decr) in cash & due from banks           -2,759           1,359
  Cash & due from banks, beg of period               9,028           5,986
                                                   -------         -------
  Cash & due from banks, end of period               6,269           7,345
                                                   =======         =======
Supplemental Noncash Disclosures:
  Loan charge-offs                                      69              65
  Transfers to other real estate                         0               0

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

5. Short-term borrowings as of March 31, 2002, and December 31, 2001, consisted of:

(Dollars in thousands)
                                                   3/31/02        12/31/01
                                                   -------        --------
Federal funds purchased                             $    0          $5,800
Repurchase agreements                                3,731           2,666
Treasury, tax and loan note                          1,040             196
Due to broker                                          183             948
                                                    ------          ------
                                                    $4,954          $9,610
                                                    ======          ======

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account. The due to broker balance represents previous day balances transferred from deposit accounts under a sweep account agreement.

6. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends. The Corporation's basic and diluted earnings per share are the same since there are no dilutive shares of securities outstanding.

7. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation, "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income
(loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

(In thousands)                                           Three Months
                                                        Ended March 31,
                                                     2002            2001
                                                     ----            ----
Net Income                                          $1,106          $  971
                                                    ------          ------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                             -242             803
  Less: reclassification
   adjs for losses(gains) included
   in net income                                         5             -11
                                                    ------          ------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                            -247             814
  Income tax (provision) benefit
   related to other comp.income (loss)                  84            -277
                                                    ------          ------
  Other comprehensive inc(loss)                       -163             537
                                                    ------          ------
       Comprehensive Income                         $  943          $1,508
                                                    ======          ======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the three months ended March 31, 2002, compared to year-end 2001 and the Results of Operations for the first quarter of 2002 compared to the same period in 2001.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2002, increased to $333,259,000, from $330,635,000 as of December 31,2001.

During the first quarter of 2002, net loans outstanding increased by $5,265,000, or 2.6%.

Total deposits increased by $6,397,000 during the first three months of 2002. The most significant component of this increase in deposits was money market accounts, which increased by $5,851,000. This increase comes in response to the promotion of our indexed rate, which offered a competitive variable rate of up to 2.53%. The competitive rate and liquid accessibility of this account was very attractive to investors looking for an alternative to the stock market during the first quarter of the year.

Short-term borrowings decreased by approximately $4.7 million from year end through funds generated from operations and deposit growth.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank. No new advances were initiated during the quarter.

As of March 31, 2002, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

While we retain a significant portion of our original market (the rural areas north of Harrisburg in Dauphin County), we are experiencing most of our growth and opportunity in the Harrisburg (Capital) metropolitan region. Thus, we feel that additional offices in the Capital region will afford us greater exposure and opportunities to reach new customers in this market. Thus, we continue to research sites in the greater Harrisburg area for further branch locations that may add value for our bank and its shareholders. In addition to our brick-and-mortar offices, Mid Penn Bank offers complete online banking services through our website at www.midpennbank.com.

RESULTS OF OPERATIONS

Net income for the first quarter of 2002 was $1,106,000, compared with $971,000 earned in the same quarter of 2001. Net income per share for the first quarters of 2002 and 2001 was $.36 and $.32, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.9% on an annualized basis for the first quarter of 2002 as compared to 12.9% for the same period in 2001.

The majority of the increase in net income is due to an increase in net interest income. We have been able to reduce the cost of funds to a greater extent than the reduction in our return on assets. Net interest income of $2,909,000 for the quarter ended March 31, 2002, increased by 10.4% compared to the $2,636,000 earned in the same quarter of 2001. The cost of funds will continue to decrease into the second quarter as certificates of deposit mature are repriced at lower interest rates.

The Bank made a provision for loan losses of $100,000 and $75,000 during the first quarters of 2002 and 2001, respectively. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk or error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $467,000 for the first quarter of 2002 compared to $438,000 earned during the same quarter of 2001. A significant contribution to non-interest income continues to be insufficient fund (NSF) fee income. NSF fee income contributed in excess of $192,000 during the first quarter of 2002.

Non-interest expense amounted to $1,843,000 for the first quarter of 2002 compared to $1,737,000 incurred during the same quarter of 2001. The largest increase in non-interest expense during the first quarter of 2002 as compared to the same period in 2001, was the $30,000 increase in salary and benefits expense.

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

Funds generated from operations contributed a major source of funds for the first quarter of 2002. An other major source of funds came from the $6.4 million increase in deposits, the majority of which came from growth in the indexed money market product.

The major use of funds during the period was the net increase in loans of $5.3 million, particularly in the area of commercial loans secured by real estate.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $4,610,000 representing 1.38% of total assets at March 31, 2002, from $4,744,000 or 1.44% of total assets at December 31, 2001. Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 2002.

The allowance for loan losses at March 31, 2002, was $2,889,000 or 1.39% of loans, net of unearned interest, as compared to $2,856,000 or 1.41% of loans, net of unearned interest, at December 31, 2001.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                             MID PENN BANCORP, INC.

                                                  March 31,        Dec. 31,
                                                     2002            2001
                                                   --------        -------
Non-Performing Assets:
     Non-accrual loans                               1,586           1,686
     Past due 90 days or more                          863             828
     Restructured loans                                536             537
                                                   -------         -------
     Total non-performing loans                      2,985           3,051
     Other real estate                               1,625           1,693
                                                   -------         -------
              Total                                  4,610           4,744
                                                   =======         =======
     Percentage of total loans outstanding            2.21            2.34
     Percentage of total assets                       1.38            1.44


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                     2,856           2,815

     Loans charged off:

     Commercial real estate, construction
      and land development                               0             249
     Commercial, industrial and agricultural             0             118
     Real estate - residential mortgage                  0               0
     Consumer                                           69             122
                                                   -------         -------
              Total loans charged off                   69             489
                                                   -------         -------

Recoveries of loans previously charged off:
     Commercial real estate, construction
      and land development                               0               0
     Commercial, industrial and agricultural             0               1
     Real estate - residential mortgage                  0               0
     Consumer                                            2              29
                                                   -------         -------
              Total recoveries                           2              30
                                                   -------         -------

       Net (charge-offs) recoveries                    -67            -459
                                                   -------         -------
       Current period provision for
         loan losses                                   100             500
                                                   -------         -------
       Balance end of period                         2,889           2,856
                                                   =======         =======

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

Mid Penn Bancorp, Inc.
Registrant

/s/ Alan W. Dakey                    /s/ Kevin W. Laudenslager
By: Alan W. Dakey                    By: Kevin W. Laudenslager
Pres. & CEO                          Treasurer
Date:  May 9, 2002                   Date:  May 9, 2002