Form 10-Q
period 2002-06-30
MID PENN BANCORP INC
filed 2002-08-13
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

3,036,417 shares of Common Stock, $1.00 par value per share, were outstanding as of June 30, 2002.

                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)

                                                   June 30,  Dec. 31,
                                                     2002      2001
                                                   -------   -------
ASSETS:
   Cash and due from banks                           7,830     9,028
   Interest-bearing balances                        55,042    53,042
   Available-for-sale securities                    56,969    55,348
   Federal funds sold                                  600         0
   Loans                                           210,018   202,836
      Less,
         Allowance for loan losses                   2,950     2,856
                                                   -------   -------
            Net loans                              207,068   199,980
                                                   -------   -------
   Bank premises and equip't, net                    3,346     3,395
   Other real estate                                 1,705     1,693
   Accrued interest receivable                       2,059     2,091
   Cash surrender value of life insurance            4,626     4,504
   Deferred income taxes                               614     1,037
   Other assets                                        679       517
                                                   -------   -------
            Total Assets                           340,538   330,635
                                                   =======   =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                           27,098    29,226
   NOW                                              32,853    30,795
   Money Market                                     37,024    27,734
   Savings                                          27,481    26,398
   Time                                            143,251   139,952
                                                   -------   -------
            Total deposits                         267,707   254,105
                                                   -------   -------
  Short-term borrowings                              3,739     9,610
  Accrued interest payable                           1,705     1,292
  Other liabilities                                  1,526     1,344
  Long-term debt                                    32,477    32,568
                                                   -------   -------
            Total Liabilities                      307,154   298,919
                                                   -------   -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at June 30, 2002 and
    December 31, 2001                                3,057     3,057
   Additional paid-in capital                       20,368    20,368
   Retained earnings                                 9,746     8,880
   Accumulated other comprehensive inc (loss)          763       -56
   Treasury stock at cost
         (20,084 and 19,065 shs., resp.)              -550      -533
                                                   -------   -------
            Total Stockholders' Equity              33,384    31,716
                                                   -------   -------
            Total Liabilities & Equity             340,538   330,635
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


                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                               Three Months            Six Months
                                              Ended June 30,         Ended June 30,
                                            2002        2001        2002        2001
                                         ---------   ---------   ---------   ---------
INTEREST INCOME:
   Interest & fees on loans                  3,882       4,152       7,881       8,229
   Int.-bearing balances                       685         781       1,401       1,528
   Treas. & Agency securities                  170         392         352         883
   Municipal securities                        507         441         999         850
   Other securities                             22          54          50         114
   Fed funds sold and repos                      8          20          11          20
                                         ---------   ---------   ---------   ---------
      Total Int. Income                      5,274       5,840      10,694      11,624
                                         ---------   ---------   ---------   ---------
INTEREST EXPENSE:
   Deposits                                  1,958       2,389       3,937       4,754
   Short-term borrowings                         8          87          30         380
   Long-term borrowings                        517         545       1,027       1,035
                                         ---------   ---------   ---------   ---------
      Total Int. Expense                     2,483       3,021       4,994       6,169
                                         ---------   ---------   ---------   ---------
      Net Int. Income                        2,791       2,819       5,700       5,455

PROVISION FOR LOAN LOSSES                      100          75         200         150
                                         ---------   ---------   ---------   ---------
   Net Int. Inc. after Prov.                 2,691       2,744       5,500       5,305
                                         ---------   ---------   ---------   ---------
NON-INTEREST INCOME:
   Trust dept                                   43          32          86          68
   Service chgs. on deposits                   253         222         503         435
   Investment sec. gains (losses), net           0          -7           5         -18
   Gain on sale of loans                         0           0           0           0
   Other                                       158         190         328         390
                                         ---------   ---------   ---------   ---------
   Total Non-Interest Income                   454         437         922         875
                                         ---------   ---------   ---------   ---------
NON-INTEREST EXPENSE:
   Salaries and benefits                     1,036       1,039       2,063       2,036
   Occupancy, net                               95          97         191         212
   Equipment                                   132         127         258         238
   PA Bank Shares tax                           65          65         128         130
   Other                                       582         524       1,114         973
                                         ---------   ---------   ---------   ---------
      Tot. Non-int. Exp.                     1,910       1,852       3,754       3,589
                                         ---------   ---------   ---------   ---------
   Income before income taxes                1,235       1,329       2,668       2,591
INCOME TAX EXPENSE                             259         312         586         603
                                         ---------   ---------   ---------   ---------

      NET INCOME                               976       1,017       2,082       1,988
                                         =========   =========   =========   =========
NET INCOME PER SHARE                          0.32        0.33        0.69        0.65
                                         =========   =========   =========   =========
DIVIDENDS PER SHARE                           0.20        0.20        0.40        0.40
                                         =========   =========   =========   =========
Weighted Average No. of
   Shares Outstanding                    3,034,906   3,035,994   3,039,438   3,039,180

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                               For the six months ended:
                                                   June 30,  June 30,
                                                     2002      2001
                                                   -------   ------
Operating Activities:
   Net Income                                        2,082    1,988
Adjustments to reconcile net income
to net cash provided by operating
activities:
   Provision for loan losses                           200      150
   Depreciation                                        183      183
   Incr. in cash-surr. value of life ins.             -122      -99
   Loss (gain) on sale of investment
     securities                                         -5       18
   Loss (gain) on sale/disposal of bank
     premises and equipment                              0        0
   Loss (gain) on the sale of foreclosed
     assets                                             -3        0
   Loss (gain) on the sale of loans                      0        0
   Change in accrued interest receivable                32      351
   Change in other assets                             -162     -200
   Change in accrued interest payable                  413      566
   Change in other liabilities                         182      -59
                                                   -------   ------
      Net cash provided by
      operating activities:                          2,800    2,898
                                                   -------   ------
Investing Activities:
   Net (incr)decr in int-bearing balances           -2,000   -5,579
   Incr. in federal funds sold                        -600   -3,600
   Proceeds from sale of securities                  1,730   11,284
   Proceeds from the maturity of secs.               3,227   12,458
   Purchase of investment securities                -5,331   -6,750
   Proceeds from the sale of loans                       0        0
   Net increase in loans                            -7,288   -8,067
   Purchases of fixed assets                          -134      -82
   Proceeds from sale of other real estate              71        0
   Capitalized additions - ORE                         -80        0
                                                   -------   ------
       Net cash used in
       investing activities                        -10,405     -336
                                                   -------   ------
Financing Activities:
   Net (decr)incr in demand & svngs deps.           10,303    7,582
   Net incr(decr) in time deposits                   3,299    5,696
   Net decrease in sh-term borrowings               -5,871  -16,720
   Net incr(decr) in long-term borrowings              -91    4,915
   Cash dividend declared                           -1,216   -1,215
   Net sale of treasury stock                          -17        0
                                                   -------   ------
      Net cash provided by
      financing activities                           6,407      258
                                                   -------   ------
   Net increase in cash & due from banks            -1,198    2,820
   Cash & due from banks, beg of period              9,028    5,986
                                                   -------   ------
   Cash & due from banks, end of period              7,830    8,806
                                                   =======   ======
Supplemental Noncash Disclosures:
   Loan charge-offs                                    140      139
   Transfers to other real estate                        0       98

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

5. Short-term borrowings as of June 30, 2002, and December 31, 2001, consisted of:

(Dollars in thousands)
                                    6/30/02     12/31/01
                                    -------     --------
Federal funds purchased              $    0       $5,800
Repurchase agreements                 2,679        2,666
Treasury, tax and loan note             512          196
Due to broker                           548          948
                                     ------       ------
                                     $3,739       $9,610
                                     ======       ======

Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account. The due-to-broker balance represents previous day balances transferred from deposit accounts under a sweep account agreement.

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

(In thousands)                        Three Months         Six Months
                                      Ended June 30,     Ended June 30,
                                      2002     2001      2002     2001
                                     ------   ------    ------   ------
Net Income                           $  976   $1,017    $2,082   $1,988
                                     ------   ------    ------   ------
Other comprehensive income(loss):
   Unrealized holding gains(losses)
    on securities arising during
    the period                        1,488       51     1,241      854
   Less: reclassification
    adjustments for (gains) losses
    included in net income                0        7        -5       18
                                     ------   ------    ------   ------
   Other comprehensive income(loss)
    before income tax
    (provision)benefit                1,488       58     1,236      872
   Income tax (provision)benefit
    related to other comprehensive
    income(loss)                       -506      -20      -420     -297
                                     ------   ------    ------   ------
   Other comprehensive inc(loss)        982       38       816      575
                                     ------   ------    ------   ------
      Comprehensive Income(Loss)     $1,958   $1,055    $2,898   $2,563
                                     ======   ======    ======   ======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of June 30, 2002, compared to year-end 2001 and the Results of Operations for the second quarter and the first six months of 2002 compared to the same periods in 2001.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2002, increased to $340,538,000, from $330,635,000 as of December 31, 2001.

During the first half of 2002, net loans outstanding increased by $7,088,000, or 3.5% from year end.

Total deposits increased by $13,602,000 during the first six months of 2002. Money market accounts increased by $9,290,000 over year end largely due to the popularity of a new indexed money market product offered by the bank. Time deposits increased by $3,299,000.

Short-term borrowings decreased by $5.9 million from year end. These borrowings were decreased largely through funds generated by operations.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of June 30, 2002, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first six months of 2002 was $2,082,000, compared with $1,988,000 earned in the same period of 2001. Net income per share for the same period of 2002 and 2001 was $.69 and $.65, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.1% on an annualized basis for the first half of both 2002 and 2001.

Net income for the second quarter of 2002 was $976,000, compared with $1,017,000 earned in the same quarter of 2001. Net income per share for the second quarters of 2002 and 2001 was $.32 and $.33, respectively.

Net interest income of $2,791,000 for the quarter ended June 30, 2002, decreased slightly from the $2,819,000 earned in the same quarter of 2001. Year-to-date, we have managed to maintain the bank's interest spread despite the drastic reduction in interest rates and keen interest rate competition.

During the second quarter of 2002, we analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At June 30, 2002, these scenarios indicate that there would be a variance of less than +/- 4.7% in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made a provision for loan losses of $100,000 during the second quarters of both 2002 and 2001. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $454,000 for the second quarter of 2002 compared to $437,000 earned during the same quarter of 2001. Service charges on deposits grew by 14% during the second quarter of 2002 compared to the same period of 2001 as the bank continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $391,000 during the first half of 2002.

Non-interest expense increased by 3.1% during the second quarter of 2002 compared to the same quarter of 2001. The main reason for the increase was $59,000 in expenses incurred relating to maintaining and preparing other real estate in preparation of sale.

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

Funds generated from operations contributed a major source of funds for the first half of 2002. The major source of funds came from the net increase in money market funds of $9,290,000 mainly in the area of our new indexed money market. Another source of funds was the net increase of $3,299,000 in time deposits.

The major use of funds during the period was a net increase in loans of $7,288,000. The other major use of funds was the net increase in interest-bearing balances, investments in insured certificates of deposit of other banks, of $2,000,000 purchased in anticipation of falling interest rates.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased slightly to $4,769,000 representing 1.40% of total assets at June 30, 2002, from $4,744,000 or 1.44% of total assets at December 31, 2001. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 2002.

The allowance for loan losses at June 30, 2002, was $2,950,000 or 1.38% of loans, net of unearned interest, as compared to $2,856,000 or 1.41% of loans, net of unearned interest, at December 31, 2001.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                      MID PENN BANCORP, INC.

                                             June 30,  Dec. 31,
                                               2002      2001
                                             --------  --------
Non-Performing Assets:
   Non-accrual loans                          1,601     1,686
   Past due 90 days or more                     928       828
   Restructured loans                           535       537
                                              -----     -----
   Total non-performing loans                 3,064     3,051
   Other real estate                          1,705     1,693
                                              -----     -----
         Total                                4,769     4,744
                                              =====     =====
   Percentage of total loans outstanding       2.27      2.34
   Percentage of total assets                  1.40      1.44


Analysis of the Allowance for Loan Losses:
   Balance beginning of period                2,856     2,815

   Loans charged off:

   Commercial real estate, construction
    and land development                          0       249
   Commercial, industrial and agricultural       32       118
   Real estate - residential mortgage             0         0
   Consumer                                     108       122
                                              -----     -----
         Total loans charged off                140       489
                                              -----     -----

Recoveries of loans previously charged off:

   Commercial real estate, construction
    and land development                         17         0
   Commercial, industrial and agricultural        0         1
   Real estate - residential mortgage             0         0
   Consumer                                      17        29
                                              -----     -----
         Total recoveries                        34        30
                                              -----     -----

      Net (charge-offs) recoveries             -106      -459
                                              -----     -----
      Current period provision for
        loan losses                             200       500
                                              -----     -----
      Balance end of period                   2,950     2,856
                                              =====     =====

                             Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.   Legal Proceedings - Nothing to report

Item 2.   Changes in Securities - Nothing to report

Item 3.   Defaults Upon Senior Securities - Nothing to report

Item 4.   Submission of Matters to a Vote of Security Holders:

          At the Annual Meeting of Shareholders held on April 23, 2002, a vote was held for the election of Class A directors: Gregory M. Kerwin, Warren A. Miller, Edwin D. Schlegel, and Eugene F. Shaffer to serve for a three-year term, and to ratify the selection of Parente Randolph as external auditors for the corporation for the year ending December 31, 2002. Gregory Kerwin received 2,528,847 votes for and 3,959 votes withheld. Warren Miller received 2,528,666 votes for and 4,140 votes withheld. Edwin Schlegel received 2,531,804 votes for and 1,002 votes withheld. Eugene Shaffer received 2,531,804 votes for and 1,002 withheld. The selection of external auditors received 2,529,819 votes for, 153 votes against, and 2,833 votes abstaining.

Item 5.   Other Information - Nothing to report

Item 6.   Exhibits and Reports on Form 8-K
   a. Exhibits - None.
   b. Reports on Form 8-K - None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
--------------------------         -------------------------
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  August 12, 2002             Date:  August 12, 2002



           Certification of Principal Executive Officer and Principal
              Financial Officer Pursuant to 18 U.S.C. Section 1350

     In connection with the Quarterly Report of Mid Penn Bancorp, Inc. (the "Company") on Form 10-Q for the six month period ended June 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Alan W. Dakey, President and CEO, and I, Kevin W. Laudenslager, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
-----------------                  -------------------------
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  August 12, 2002             Date:  August 12, 2002