Form 10-Q
period 2002-09-30
MID PENN BANCORP INC
filed 2002-11-13
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          Form 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002


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

3,037,390 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 2002.

                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)

                                        Sept. 30,  Dec. 31,
                                          2002       2001
                                        --------   --------

ASSETS:
   Cash and due from banks                 7,518      9,028
   Interest-bearing balances              63,012     53,042
   Available-for-sale securities          56,069     55,348
   Federal funds sold                      4,150          0
   Loans                                 210,831    202,836
     Less,
        Allowance for loan losses          3,032      2,856
                                         -------    -------
              Net loans                  207,799    199,980
                                         -------    -------
   Bank premises and equip't, net          3,323      3,395
   Other real estate                       1,697      1,693
   Accrued interest receivable             1,966      2,091
   Cash surrender value of life insurance  4,683      4,504
   Deferred income taxes                     115      1,037
   Other assets                              917        517
                                         -------    -------
              Total Assets               351,249    330,635
                                         =======    =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                 29,255     29,226
   NOW                                    31,977     30,795
   Money Market                           40,700     27,734
   Savings                                26,593     26,398
   Time                                  148,225    139,952
                                         -------    -------
              Total deposits             276,750    254,105
                                         -------    -------
  Short-term borrowings                    3,442      9,610
  Accrued interest payable                 2,140      1,292
  Other liabilities                        1,575      1,344
  Long-term debt                          32,431     32,568
                                         -------    -------
              Total Liabilities          316,338    298,919
                                         -------    -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at Sept. 30, 2002 and
    December 31, 2001                      3,057      3,057
   Additional paid-in capital             20,368     20,368
   Retained earnings                      10,284      8,880
   Accumulated other comprhnsive inc(loss) 1,735        -56
   Treasury stock at cost
            (19,111 and 19,065 shs., resp.) -533       -533
                                         -------    -------
              Total Stockholders' Equity  34,911     31,716
                                         -------     ------
              Total Liabilities & Equity 351,249    330,635
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

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)


                               Three Months    Nine Months
                              Ended Sept 30,  Ended Sept 30,
                               2002   2001     2002   2001

INTEREST INCOME:               -----  -----    -----  -----
  Interest & fees on loans     3,997  4,047   11,877 12,276
  Int.-bearing balances          663    786    2,064  2,314
  Treas. & Agency securities     159    268      511  1,151
  Municipal securities           515    470    1,514  1,320
  Other securities                14     45       65    160
  Fed funds sold and repos        31     55       42     75
                               -----  -----    -----  -----
       Total Int. Income       5,379  5,671   16,073 17,296
                               -----  -----    -----  -----
INTEREST EXPENSE:
  Deposits                     2,022  2,306    5,960  7,061
  Short-term borrowings            7     36       36    416
  Long-term borrowings           521    543    1,548  1,578
                               -----  -----    -----  -----
       Total Int. Expense      2,550  2,885    7,544  9,055
                               -----  -----    -----  -----
       Net Int. Income         2,829  2,786    8,529  8,241
PROVISION FOR LOAN LOSSES        100    100      300    250
                               -----  -----    -----  -----
  Net Int. Inc. after Prov.    2,729  2,686    8,229  7,991
                               -----  -----    -----  -----
NON-INTEREST INCOME:
  Trust dept                      44     24      130     93
  Service chgs. on deposits      272    228      774    662
  Investment sec. gains (losses),
                              net 55      4       60    -14
  Gain on sale of loans            0      0        0      0
  Other                          182    223      510    613
                               -----  -----    -----  -----
  Total Non-Interest Income      553    479    1,474  1,354
                               -----  -----    -----  -----
NON-INTEREST EXPENSE:
  Salaries and benefits        1,078  1,044    3,142  3,080
  Occupancy, net                  85     97      276    308
  Equipment                      126    126      383    364
  PA Bank Shares tax              66     66      193    196
  Other                          452    465    1,566  1,439
                               -----  -----    -----  -----
       Tot. Non-int. Exp.      1,807  1,798    5,560  5,387
                               -----  -----    -----  -----
  Income before income taxes   1,475  1,367    4,143  3,958
INCOME TAX EXPENSE               330    303      916    906
                               -----  -----    -----  -----

       NET INCOME              1,145  1,064    3,227  3,052
                               =====  =====    =====  =====
NET INCOME PER SHARE            0.38   0.35     1.06   1.00
                               =====  =====    =====  =====
DIVIDENDS PER SHARE             0.20   0.20      .60    .60
                               =====  =====    =====  =====
Weighted Average No. of
  Shares Outstanding              3,036,334       3,036,094
                                  3,036,843       3,038,401

The accompanying notes are an integral part of these consolidated financial statements.

                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                     For the nine months ended:
                                        Sept. 30,  Sept. 30,
                                          2002      2001
                                     ------------  -----------
Operating Activities:
  Net Income                               3,227     3,052
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                  300       250
  Depreciation                               275       275
  Incr. in cash-surr. value of life ins.    -179      -160
  Loss (gain) on sale of investment
    securities                               -60        14
  Loss (gain) on sale/disposal of bank
    premises and equipment                     0         0
  Loss (gain) on the sale of foreclosed
    assets                                    52       -16
  Loss (gain) on the sale of loans             0         0
  Change in accrued interest receivable      125       358
  Change in other assets                    -400      -124
  Change in accrued interest payable         848       871
  Change in other liabilities                231     1,034
                                         -------   -------
            Net cash provided by
            operating activities:          4,419     5,554
                                         -------   -------
Investing Activities:
  Net (incr)decr in int-bearing balances  -9,970    -9,851
  Incr. in federal funds sold             -4,150         0
  Proceeds from sale of securities         3,176    11,284
  Proceeds from the maturity of secs.      6,681    19,071
  Purchase of investment securities       -7,805   -10,438
  Proceeds from the sale of loans              0         0
  Net increase in loans                   -8,119   -16,571
  Purchases of fixed assets                 -203      -143
  Proceeds from sale of other real estate    107        81
  Capitalized additions - ORE               -163         0
                                         -------   -------
            Net cash used in
            investing activities         -20,446    -6,629
                                         -------   -------
Financing Activities:
  Net (decr)incr in demand & svngs deps.  14,372    12,389
  Net incr(decr) in time deposits          8,273     1,362
  Net decrease in sh-term borrowings      -6,168   -13,040
  Net incr(decr) in long-term borrowings    -137     3,371
  Cash dividend declared                  -1,823    -1,823
  Net sale of treasury stock                   0       -22
                                         -------   -------
            Net cash provided by(used in)
            financing activities          14,517     2,237
                                         -------   -------
  Net (decr)incr in cash & due from banks -1,510     1,224
  Cash & due from banks, beg of period     9,028     5,986
                                         -------   -------
  Cash & due from banks, end of period     7,518     7,210
                                         =======   =======
Supplemental Noncash Disclosures:
  Loan charge-offs                           189       193
  Transfers to other real estate               0       188

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

5. Short-term borrowings as of Sept. 30, 2002, and December 31, 2001, consisted of:

(Dollars in thousands)
                                    9/30/02     12/31/01
                                    -------     --------
Federal funds purchased                  $0       $5,800
Repurchase agreements                 2,417        2,666
Treasury, tax and loan note           1,025          196
Due to broker                             0          948
                                    -------     --------
                                     $3,442       $9,610
                                    =======      =======

Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account. The due-to- broker balance represents previous day balances transferred from deposit accounts under a sweep account agreement.

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

(In thousands)                          Three Months  Nine Months
                                      Ended Sept 30, Ended Sept 30,
                                       2002    2001    2002   2001
                                      -----  ------  ------ ------
Net Income                           $1,145  $1,064  $3,227 $3,052
                                     ------  ------  ------ ------
Other comprehensive income(loss):
  Unrealized holding gains(losses)
  on securities arising during
  the period                          1,418     566   2,654  1,455
  Less:  reclassification
   adjustments for (gains) losses
   included in net income               -55      -4     -60     14
                                      -----  ------  ------ ------
  Other comprehensive income(loss)
   before income tax
   (provision)benefit                 1,473     570   2,714  1,441
  Income tax (provision)benefit
   related to other comprehensive
   income(loss)                        -501   -194    -923   -490
                                      -----  ------  ------ ------
  Other comprehensive inc(loss)         972     376   1,791    951
                                      -----  ------  ------ ------
    Comprehensive Income(Loss)       $2,117  $1,440  $5,018 $4,003
                                     ======  ======  ====== ======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of Sept. 30, 2002, compared to year-end 2001 and the Results of Operations for the third quarter and the first nine months of 2002 compared to the same periods in 2001.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of September 30, 2002, increased to $351,249,000, from $330,635,000 as of December 31, 2001.

During the first three quarters of 2002, net loans outstanding increased by $7,818,000, or 4% from year end.

Total deposits increased by $22,645,000 during the first nine months of 2002. Money market accounts increased by $13 million over year end largely due to the popularity of a new indexed money market product offered by the bank. It appears that many depositors are currently uneasy about investing in the stock market and are thus depositing into bank money market and other more conservative investments.

Short-term borrowings decreased by $6 million from year end. These borrowings were decreased largely through funds generated by operations and through increased deposit liabilities.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated prior to 2002 in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of Sept. 30, 2002, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first nine months of 2002 was $3,227,000, compared with $3,052,000 earned in the same period of 2001. Net income per share for the same period of 2002 and 2001 was $1.06 and $1.00, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.3% on an annualized basis for the nine months of 2002 as well as for the same period in 2001. The reason that ROE did not increase with the higher earnings was the increase in shareholders equity resulting from the unrealized gain on investment securities arising in the current rate environment.

Net income for the third quarter of 2002 was $1,145,000, compared with $1,064,000 earned in the same quarter of 2001. Net income per share for the third quarters of 2002 and 2001 was $.38 and $.35, respectively.

Net interest income of $2,829,000 for the quarter ended Sept. 30, 2002, increased by 1.5% compared to the $2,786,000 earned in the same quarter of 2001. This rise indicates an increase in interest spread during the quarter despite keen interest rate competition.

During the third quarter of 2002, we analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At Sept. 30, 2002, these scenarios indicate that there would not be a significant variance in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made a provision for loan losses of $100,000 during the third quarters of both 2002 and 2001. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income increased by more than 15% to $553,000 for the third quarter of 2002 compared to $479,000 earned during the same quarter of 2001. Service charges on deposits grew by more than 19% during the third quarter of 2002 compared to the same period of 2001 as the bank continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $616,000 during the first nine months of 2002, as compared to $547,000 for the same period of 2001.

Non-interest expense during the third quarter of 2002 of $1,807,000 increased by less than 1% as compared to an expense of $1,798,000 during the same period of 2001 as we continue to strive to maintain low overhead.

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

Funds generated from operations contributed a major source of funds for the first nine months of 2002. Other major sources of funds included a net increase in demand and savings deposit liabilities of $14 million mainly in the area of our indexed money market account, and a net increase in time deposits of $8 million.

Major uses of funds included a net increase in loans of $8 million and a net increase of $10 million in short-term interest bearing balances purchased as investment alternatives, which provide monthly income and maturities of two years or less.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $4,042,000, representing 1.15% of total assets at Sept. 30, 2002, from $4,744,000 or 1.44% of total assets at December 31, 2001. Most non-performing assets are supported by collateral value that appears to be adequate at September 30, 2002.

The allowance for loan losses at Sept. 30, 2002, was $3,032,000 or 1.44% of loans, net of unearned interest, as compared to $2,856,000 or 1.41% of loans, net of unearned interest, at December 31, 2001.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                      MID PENN BANCORP, INC.


                                           Sept. 30,  Dec. 31,
                                             2002       2001
                                           --------  --------

Non-Performing Assets:
     Non-accrual loans                        1,576     1,686
     Past due 90 days or more                   769       828
     Restructured loans                           0       537
                                            -------   -------
     Total non-performing loans               2,345     3,051
     Other real estate                        1,697     1,693
                                            -------   -------
              Total                           4,042     4,744
                                            =======   =======
     Percentage of total loans outstanding     1.92      2.34
     Percentage of total assets                1.15      1.44


Analysis of the Allowance for Loan Losses:
     Balance beginning of period              2,856     2,815

     Loans charged off:

     Commercial real estate, construction
      and land development                        0       249
     Commercial, industrial and agricultural     73       118
     Real estate - residential mortgage           0         0
     Consumer                                   116       122
                                            -------   -------
              Total loans charged off           189       489
                                            -------   -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                       17         0
     Commercial, industrial and agricultural      0         1
     Real estate - residential mortgage           0         0
     Consumer                                    48        29
                                            -------   -------
              Total recoveries                   65        30
                                            -------   -------

       Net (charge-offs) recoveries            -124      -459
                                            -------   -------
       Current period provision for
                  loan losses                   300       500
                                            -------   -------
       Balance end of period                  3,032     2,856
                                            =======    ======

         CONTROLS AND PROCEDURES:

           (a)    Evaluation of disclosure controls and procedures.
           The company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days prior to the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

           (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the Chief Executive and Chief Financial Officers.

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

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  November 8, 2002            Date:  November 8, 2002

                                  CERTIFICATION


I, Alan W. Dakey, President and CEO, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Mid Penn Bancorp.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 8, 2002                                  By:/s/ Alan W. Dakey
                                                           --------------------
                                                           Alan W. Dakey
                                                           Pres. And CEO

                                                                   CERTIFICATION


I, Kevin W. Laudenslager, Treasurer, certify, that:


         1. I have reviewed this quarterly report on Form 10-Q of Mid Penn Bancorp.

         2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                            By: /s/ Kevin W. Laudenslager
                                                   -----------------------------
                                                   Kevin W. Laudenslager
                                                   Treasurer