Form 10-K
period 2002-12-31
MID PENN BANCORP INC
filed 2003-03-28
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE	ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE	ACT OF 1934

For the transition period from              to

Commission file number 1-13677

MID PENN BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1666413
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

349 Union Street	17061
Millersburg, Pennsylvania (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 717.692.2133

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00	Amercian Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitiv proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $37,539,000.

As of February 21, 2003, the Registrant had 3,033,379 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the Registrant’s Annual Report to Shareholders are incorporated herein by reference in response to Part II, hereof. The Registrant’s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

MID PENN BANCORP, INC.

FORM 10-K

PART I

Forward Looking Statements

Mid Penn Bancorp, Inc. (“MPB”) may include forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters in this and other filings with the SEC. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, MPB notes that a variety of factors could cause MPB’s actual results and experience to differ materially from the anticipated results or other expectations expressed in MPB’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of MPB’s business include the following: general economic conditions, interest rates, financial and capital markets, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and similar items.

ITEM 1.    BUSINESS.

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one bank holding company, incorporated in the Commonwealth of Pennsylvania in August 1991. On December 31, 1991, MPB acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the bank became a wholly-owned subsidiary of MPB. MPB’s other wholly-owned subsidiaries are Mid Penn Insurance Services, LLC which provides a range of personal and investment insurance products and Mid Penn Investment Corporation which is engaged in investing activities. MPB’s primary business is the operation of Mid Penn Bank which is managed as a single business segment.

MPB’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank. At December 31, 2002, MPB had total consolidated assets of $363,284,000, total deposits of $274,703,000 and total shareholders’ equity of $35,204,000.

As of December 31, 2002, the holding company did not own or lease any property and had no employees.

Mid Penn Bank

Millersburg Bank, the predecessor to Mid Penn Bank, was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer’s State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name “Mid Penn Bank.” In 1985, the bank acquired Tower City National Bank. Effective July 10, 1998, MPB acquired Miners Bank of Lykens, which was merged into the bank. The bank is supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. MPB’s and the bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.

The bank presently has 12 offices. The bank, headquartered in Millersburg, Dauphin County, Pennsylvania, has offices in Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania with total assets of approximately $363 million as of December 31, 2002.

MPB’s primary business consists of attracting deposits from its network of community banking offices operated by the bank. The bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, installment loans, personal loans, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. Deposits of the bank are insured by the Bank Insurance Fund of the FDIC to the maximum extent provided by law. In addition, the bank provides a full range of trust services through its Trust Department. Mid Penn Bank also offers other services such as Internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

At December 31, 2002, Mid Penn Bank had 106 full-time and 26 part-time employees. No employees are represented by a collective bargaining agent, and the bank believes it enjoys good relations with its personnel.

Lending Activities

Mid Penn Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The bank’s lending objectives are as follows:

•	to establish a diversified commercial loan portfolio;

•	to provide a satisfactory return to the company’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2002, Mid Penn Bank’s highest concentrations of credit were in mobile home park land and commercial real estate office financings and most of the bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, Western Schuylkill, and Cumberland Counties.

Investment Activities

MPB’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provide the necessary balance sheet liquidity for MPB. MPB does not have any significant concentrations of investment securities.

MPB’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at market value. MPB’s investments include US Treasury, agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment of these securities changes, MPB’s existing securities are valued differently in comparison. This difference in value, or unrealized gain, amounted to $1,357,000, net of tax, as of December 31, 2002. The investments are all high quality United States and municipal securities that if held to maturity are expected to yield no loss to the bank.

For additional information with respect to MPB’s business activities, see Part II, Item 7 of this report.

Sources of Funds

Mid Penn Bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, repurchase agreements with investment banks and overnight borrowings from Mid Penn Bank’s customers and correspondent bank. All borrowings, except for the line of credit with Mid Penn Bank’s correspondent bank, require collateral in the form of loans or securities. Borrowings are, therefore, limited by collateral levels and the available lines of credit extended by the bank’s creditors. As a result, deposits remain key to the future funding and growth of the business. Deposit growth within the banking industry has been generally slow due to strong competition from a variety of financial services companies. This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

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

Many competitors are significantly larger than Mid Penn Bank and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the bank is subject to banking regulations while certain competitors may not be. There are relatively few barriers for companies wanting to enter into the financial services industry. For more information, see the “Supervision and Regulation” section below.

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

The Bank Holding Company Act restricts a bank holding company’s ability to acquire control of additional banks. In addition, the Act restricts the activities in which bank holding companies may engage directly or through non-bank subsidiaries.

The Gramm-Leach-Bliley Financial Services Modernization Act of l999 (the “Gramm-Leach-Bliley Act”) amended the Bank Holding Company Act of 1956 to create a new category of holding company—the “financial holding company.” To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board. The holding company must be well capitalized and well managed, as determined by Federal Reserve Board regulations. When a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are “financial in nature or incidental to such activities.” Furthermore, the Federal Reserve may approve a proposed activity if it is “complementary” to financial activities and does not threaten the safety and soundness of banking. The Act provides an initial list of activities that constitute activities that are financial in nature, including:

•	lending and deposit activities,

•	insurance activities, including underwriting, agency and brokerage,

•	providing financial investment advisory services,

•	underwriting in, and acting as a broker or dealer in, securities,

•	merchant banking,

•	insurance company portfolio investment,

•	support services,

•	making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs,

•	subject to certain limitations, providing others financially oriented data processing or bookkeeping services,

•	issuing and selling money orders, travelers’ checks and United States savings bonds,

•	providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments; and

•	providing tax planning and preparation advice.

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

Capital Requirements

Under risk-based capital requirements for bank holding companies, MPB is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“tier 1 capital” and together with tier 2 capital “total capital”). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“tier 2 capital”).

In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised MPB of any specific minimum tier 1 leverage ratio applicable to it.

Mid Penn Bank is subject to similar capital requirements adopted by the FDIC. The FDIC has not advised the bank of any specific minimum leverage ratios applicable to it.

The capital ratios of MPB and Mid Penn Bank are described in Note 15 to MPB’s Consolidated Financial Statements.

Banking regulators continue to indicate their desire to further develop capital requirements applicable to banking organizations. Changes to capital requirements could materially affect the profitability of MPB or the market value of MPB stock.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0 percent, a Tier 1 risk-based capital ratio that is less than 3.0 percent, or a leverage ratio that is less than 3.0 percent, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Deposit Insurance

Deposits of the Bank are insured by the FDIC through the Bank Insurance Fund (“BIF”). The insurance assessments paid by an institution are to be based on the probability that the fund will incur a loss with respect to the institution. The FDIC has adopted deposit insurance regulations under which insured institutions are assigned to one of the following three capital groups based on their capital levels: “well-capitalized,” “adequately capitalized” and “undercapitalized.” Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from 0.00% for the best capitalized, healthiest institutions, to 0.27% for undercapitalized institutions with substantial supervisory concerns.

The FDIC sets deposit insurance assessment rates on a semiannual basis and will increase deposit insurance assessments whenever the ratio of reserves to insured deposits in a fund is less than 1.25. While under the current assessment matrix, Mid Penn Bank does not pay any assessments for deposit insurance, because of past bank failures there is a possibility that the FDIC will adjust the assessment matrix in the future and that as a result Mid Penn Bank may have to start paying insurance assessments.

Mid Penn Bank is also subject to quarterly assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF. The FICO assessments on BIF-insured deposits are set at an annual rate of .0168% of assessable deposits.

Environmental Laws

Management does not anticipate that compliance with environmental laws and regulations will have any material effect on MPB’s capital, expenditures, earnings, or competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions.

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

Federal Reserve Board Requirements

Regulation D of the Federal Reserve Board requires all depository institutions to maintain reserves on transaction accounts. These reserves may be in the form of cash or non-interest-bearing deposits with the Federal Reserve Bank of Philadelphia. Under Regulation D, Mid Penn Bank’s reserve requirement was $500,000 and $2,554,000 at December 31, 2002 and 2001, respectively.

Recent Developments

USA Patriot Act of 2001.    In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

IMLAFATA.    As part of the USA Patriot Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including MPB, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. MPB is also barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. MPB has in place a Bank Secrecy Act compliance program.

Sarbanes-Oxley Act of 2002.    On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Act is the most far-reaching U.S. securities legislation enacted in decades. The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Due to the SEC’s extensive role in implementing rules relating to many of the Act’s new requirements, the final scope of these requirements remains to be determined.

The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Act addresses, among other matters:

•	audit committees for all reporting companies;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	disclosure of off-balance sheet transactions;

•	a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4’s;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports;

•	the formation of a public accounting oversight board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

The Act contains provisions that were effective upon enactment on July 30, 2002 and provisions that will be phased in for up to one year after enactment. The SEC was delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W.    Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. MPB is considered to be an affiliate of Mid Penn Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus.

Effects of Government Policy and Potential Changes in Regulation

Changes in regulations applicable to MPB or Mid Penn Bank, or shifts in monetary or other government policies, could have a material affect on their business. MPB’s and the bank’s business is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience an increased rate of change as the financial services industry strives for greater product offerings, market share and economies of scale.

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

MPB’s earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Federal Reserve’s power to implement national monetary policy, to, among other things, curb inflation or combat recession. The Federal Reserve has a major impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Available Information

Mid Penn Bancorp Inc.’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on the American Stock Exchange under the trading symbol MBP. Mid Penn Bancorp, Inc. is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Mid Penn Bancorp, Inc. is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is: http://www.sec.gov. Our Internet site address is: http//www.midpennbank.com.

You may also inspect materials and other information concerning Mid Penn Bancorp, Inc. at the offices of the American Stock Exchange, Inc. at 86 Trinity Place, New York, New York 10006 because our common stock is listed on the American Stock Exchange under the trading symbol MBP. The American Stock Exchange’s Internet site address is: http://www.amex.com.

ITEM 2.    PROPERTIES.

The bank owns its main office, branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The bank’s main office and all branch offices are located in Pennsylvania. The table below sets forth the location of each of the bank’s properties.

Office and Address	Description of Property
Main Office	Main Bank Office
349 Union Street
Millersburg, PA 17061

Tremont Branch Office	Branch Bank
7-9 East Main Street
Tremont, PA 17981

Elizabethville Branch Office	Branch Bank
2 East Main Street
Elizabethville, PA 17023

Elizabethville Branch Office	Drive-In
11 East Main Street
Elizabethville, PA 17023

Dalmatia Branch Office	Branch Bank
School House Road
Dalmatia, PA 17017

Halifax Branch Office	Branch Bank
Halifax Shopping Center
3763 Peters Mountain Road
Halifax, PA 17032

Carlisle Pike Branch Office	Branch Bank
4622 Carlisle Pike
Mechanicsburg, PA 17055

Harrisburg Branch Office	Branch Bank
4098 Derry Street
Harrisburg, PA 17111

Harrisburg Branch Office	Branch Bank
2615 North Front Street
Harrisburg, PA 17110

Tower City Branch Office	Branch Bank
545 East Grand Avenue
Tower City, PA 17980

Dauphin Branch Office	Branch Bank
1001 Peters Mountain Road
Dauphin, PA 17018

Miners-Lykens Branch Office	Branch Bank
550 Main Street
Lykens, PA 17048

All of these properties are in good condition and are deemed by management to be adequate for the bank’s purposes.

ITEM 3.    LEGAL PROCEEDINGS.

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of MPB. There are no proceedings pending other than ordinary routine litigation incident to the business of MPB and of the bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against MPB or the bank.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM	5. MARKET FOR MPB’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, regarding market value, dividend payments, and number of shareholders is set forth on page 2 of MPB’s Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

As of February 21, 2003, there were approximately 971 shareholders of record of MPB’s common stock.

ITEM	6. SELECTED FINANCIAL DATA.

The information required by this Item is set forth on page 39 of MPB’s Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF         OPERATIONS.

The information required by this Item is set forth on pages 24 through 38 of MPB’s Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required by this Item is set forth on pages 34 through 37 of MPB’s Annual Report to Shareholders, which pages are included at Exhibit 13, hereto and incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 5 through 23 of MPB’s Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL         DISCLOSURE.

None.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF MPB.

The information required by this Item, relating to directors, executive officers, and control persons is set forth on pages 9-10 and 16-17 of MPB’s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM	11. EXECUTIVE COMPENSATION.

The information required by this Item, relating to executive compensation, is set forth on pages 13-15 of MPB’s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item, relating to beneficial ownership of MPB’s common stock, is set forth on pages 16-17 of MPB’s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 15 of MPB’s definitive proxy statement to be used in connection with the 2003 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14.    Controls and Procedures.

Within 90 days prior to the date of this Form 10-K, MPB carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, MPB’s disclosure controls and procedures are effective in timely alerting them to material information relating to MPB (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in MPB’s internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date MPB carried out its evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.  Financial Statements

The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Certified Public Accountants.

Consolidated Balance Sheet.

Consolidated Statement of Income.

Consolidated Statement of Changes in Stockholders’ Equity.

Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements.

    2.    Financial Statement Schedules.

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

    3.    The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

(3)(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on November 3, 1997.)

10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey.

11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s Annual Report to Shareholders.)

12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 39 of Registrant’s Annual Report to Shareholders.)

13	Excerpts from Registrant’s Annual Report to Shareholders.

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, PC, independent auditors.

99.1	Chief Executive Officer’s §906 Certification.

99.2	Chief Financial Officer’s §906 Certification.

(b)    Reports on Form 8-K.

    No Current Reports on Form 8-K were filed by Registrant during the fourth quarter of the fiscal year ended

December 31, 2002.

(c)    The exhibits required herein are included at item 15(a), above.

(d)    Not Applicable.

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mid Penn Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC. (Registrant)

By	/s/ Alan W. Dakey
Alan W. Dakey President and Chief Executive Officer

Dated:    March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Mid Penn Bancorp, Inc. and in the capacities and on the dates indicated.

Date
By /s/ Eugene F. Shaffer	March 27, 2003
Eugene F. Shaffer Chairman of the Board of Directors

By /s/ Alan W. Dakey	March 27, 2003
Alan W. Dakey, President, Chief Executive Officer and Director (Principal Executive Officer)

By /s/ Kevin W. Laudenslager	March 27, 2003
Kevin W. Laudenslager Treasurer (Principal Financial and Principal Accounting Officer)

By /s/ Jere M. Coxon	March 27, 2003
Jere M. Coxon, Director

By /s/ Earl R. Etzweiler	March 27, 2003
Earl R. Etzweiler, Director

By /s/ Gregory M. Kerwin	March 27, 2003
Gregory M. Kerwin, Director

By /s/ Charles F. Lebo	March 27, 2003
Charles F. Lebo, Director

Date

By /s/ William G. Nelson	March 27, 2003
William G. Nelson, Director

By /s/ Donald E. Sauve	March 27, 2003
Donald E. Sauve, Director

By /s/ Edwin D. Schlegel	March 27, 2003
Edwin D. Schlegel, Director

By /s/ Guy J. Snyder, Jr.	March 27, 2003
Guy J. Snyder, Jr., Director

By /s/ Warren A. Miller	March 27, 2003
Warren A. Miller, Director

CERTIFICATION

I, Alan W. Dakey, President and Chief Executive Officer, certify, that:

1.    I have reviewed this annual report on Form 10-K of Mid Penn Bancorp, Inc.;

2.    Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	By:	/s/ Alan W. Dakey
Alan W. Dakey President and Chief Executive Officer

CERTIFICATION

I, Kevin W. Laudenslager, Chief Financial Officer, certify, that:

1.    I have reviewed this annual report on Form 10-K of Mid Penn Bancorp, Inc.;

2.    Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 27, 2003	By:	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.			Page Number in Manually Signed Original

3	(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)	*

3	(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)	*

10.1		Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)	*

10.2		Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)	*

10.3		The Registrant’ Dividend Reinvestment Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on November 3, 1997.)	*

10.4		Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey.	22

11		Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s Annual Report to Shareholders.)	*

12		Statement re: Computation of Ratios. (Included herein at Exhibit 13, at page 39 of Registrant’s Annual Report to Shareholders.)	*

13		Excerpts from Registrant’s Annual Report to Shareholders.	36

21		Subsidiaries of Registrant.	74

23		Consent of Parente Randolph, PC, independent auditors.	75

99.1		Chief Executive Officer’s §906 Certification.	76

99.2		Chief Financial Officer’s §906 Certification.	77

*	Incorprated by reference.