Form 10-Q
period 2003-03-31
MID PENN BANCORP INC
filed 2003-05-09
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


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

3,037,395 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 2003.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)

                                                                                    March 31,              Dec. 31
                                                                                      2003                   2002
                                                                                    --------              --------
ASSETS:
   Cash and due from banks                                                          $7 ,837                $8,095
   Interest-bearing balances                                                         67,847                65,487
   Available-for-sale securities                                                     57,985                58,859
   Federal funds sold                                                                     0                     0
   Loans                                                                            224,654               221,353
     Less,
        Allowance for loan losses                                                     3,014                 3,051
                                                                                    -------               -------
              Net loans                                                             221,640               218,302
                                                                                    -------               -------
   Bank premises and equip't, net                                                     4,051                 3,317
   Foreclosed assets held for sale                                                      746                   781
   Accrued interest receivable                                                        1,989                 2,007
   Cash surrender value of life insurance                                             4,803                 4,743
   Deferred income taxes                                                                392                   456
   Other assets                                                                         953                 1,237
                                                                                    -------               -------
              Total Assets                                                          368,243               363,284
                                                                                    =======               =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                                            30,992                28,011
   NOW                                                                               32,319                33,645
   Money Market                                                                      44,183                40,515
   Savings                                                                           27,466                26,705
   Time                                                                             143,776               145,827
                                                                                    -------               -------
              Total deposits                                                        278,736               274,703
                                                                                    -------               -------
  Short-term borrowings                                                              18,000                18,156
  Accrued interest payable                                                            1,522                 1,187
  Other liabilities                                                                   1,888                 1,651
  Long-term debt                                                                     32,334                32,383
                                                                                    -------               -------
              Total Liabilities                                                     332,480               328,080
                                                                                    -------               -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,056,501 shares at March 31, 2002 and
    December 31, 2001                                                                 3,057                 3,057
   Additional paid-in capital                                                        20,368                20,368
   Retained earnings                                                                 11,390                10,944
   Accumulated other comprehensive inc(loss)                                          1,481                 1,357
   Treasury Stock at cost
            (19,137 and 19,065 shs., resp.)                                            -533                  -522
                                                                                    -------               -------
             Total Stockholders' Equity                                              35,763                35,204
                                                                                    -------               -------
              Total Liabilities & Equity                                            368,243               363,284
                                                                                    =======               =======

The accompanying notes are an integral part of these consolidated financial statements.


                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                                           For the Quarter
                                                            Ended Mar. 31,

                                                           2002      2003
                                                           ----      ----


INTEREST INCOME:
  Interest & fees on loans                                 $3,900    $3,999
  Int.-bearing balances                                       595       716
  Treas. & Agency securities                                  151       182
  Municipal securities                                        477       492
  Other securities                                             16        29
  Fed funds sold and repos                                      0         2
                                                           ------    ------
       Total Int. Income                                    5,139     5,420
                                                           ------    ------
INTEREST EXPENSE:
  Deposits                                                  1,709     1,979
  Short-term borrowings                                        64        22
  Long-term borrowings                                        508       510

       Total Int. Expense                                   2,281     2,511

       Net Int. Income                                      2,858     2,909
PROVISION FOR LOAN LOSSES                                     190       100
                                                           ------    ------
  Net Int. Inc. after Prov.                                 2,668     2,809

NON-INTEREST INCOME:
  Trust dept                                                   48        42
  Service chgs. on deposits                                   288       250
  Investment securities
    Gains(losses), net                                          0         5
  Income on life insurance                                     60        62
  Other                                                       202       108
                                                           ------    ------
  Total Non-Interest Income                                   598       467
                                                           ------    ------


NON-INTEREST EXPENSE:
  Salaries and benefits                                     1,062     1,028
  Occupancy, net                                              134        96
  Equipment                                                   132       126
  PA Bank Shares tax                                           67        62
  Other                                                       553       531
                                                           ------    ------
       Tot. Non-int. Exp.                                   1,948     1,843
                                                           ------    ------
  Income before income taxes                                1,318     1,433
INCOME TAX EXPENSE                                            266       327
                                                           ------    ------
       NET INCOME                                          $1,052    $1,106
                                                           ======    ======
NET INCOME PER SHARE                                        $0.35     $0.36
                                                           ======    ======
DIVIDENDS PER SHARE                                         $0.20     $0.20
                                                           ======    ======
Weighted Average No. of
  Shares Outstanding                                    3,036,874 3,037,095





The accompanying notes are an integral part of these consolidated financial statements.

                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                           For the Quarter
                                                                                           Ended March 31,
                                                                                            2003    2002
                                                                                           ------  ------
Operating Activities:
  Net Income                                                                               $1,052   $1,106
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                   190      100
  Depreciation                                                                                 91       91
  Incr. in cash-surr. value of life insurance                                                 -60      -62
  Investment securities gains, net                                                              0       -5
  Gain on sale of foreclosed assets                                                           -20       -3
  Deferred income taxes                                                                        64      -84
  Change in accrued interest receivable                                                        18       18
  Change in other assets                                                                      213     -222
  Change in accrued interest payable                                                          335      479
  Change in other liabilities                                                                 237      115
                                                                                           ------   ------
            Net cash provided by
            operating activities                                                            2,120    1,533
                                                                                           ------   ------
Investing Activities:
  Net (incr)decr in int-bearing balances                                                   -2,360      474
  Proceeds from sale of securities                                                              0    1,730
  Proceeds from the maturity of secs.                                                       3,735    1,907
  Purchases of investment securities                                                       -2,666   -2,491
  Net increase in loans                                                                    -3,528   -5,365
  Purchases of bank premises & equip't                                                       -825     -105
  Proceeds from sale of foreclosed assets                                                      55       71
                                                                                           ------   ------
            Net cash used in
            investing activities                                                           -5,589   -3,779
                                                                                           ------   ------
Financing Activities:
  Net increase in deposits                                                                  4,033    6,397
  Net decrease in federal funds sold                                                           0    -1,600
  Net decrease in short-term borrowings                                                      -156   -4,656
  Long-term debt repayments                                                                   -49      -45
  Cash dividend paid                                                                         -606     -608
  Purchase of treasury stock                                                                  -11       -1
                                                                                           ------   ------
            Net cash provided by(used in)
            financing activities                                                            3,211     -513
                                                                                           ------   ------
  Net decrease in cash & due from banks                                                      -258   -2,759
  Cash & due from banks, beg of period                                                      8,095    9,028
                                                                                           ------   ------
  Cash & due from banks, end of period                                                      7,837    6,269
                                                                                           ======   ======

Supplemental Cash Flow Information:
  Interest paid                                                                             1,947    2,032
  Income taxes paid                                                                             0        0
Supplemental Noncash Disclosures:
  Loan charge-offs                                                                            241       69

The accompanying notes are an integral part of these consolidated financial statements.


                             Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements

1. The consolidated interim financial statements have been prepared by the Corporation, with the exception of the consolidated balance sheet dated December 31, 2002, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10- Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5. Short-term borrowings as of March 31, 2003, and December 31, 2002, consisted of:

(Dollars in thousands)
                                    3/31/03     12/31/02
                                    -------     --------
Federal funds purchased             $15,600      $14,200
Repurchase agreements                 2,104        2,550
Treasury, tax and loan note             153        1,058
Due to broker                           143          348
                                    -------     --------
                                    $18,000      $18,156
                                    =======      =======

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

(In thousands)                                                   Three Months
                                                                 Ended March 31:
                                                                 2003     2002
                                                                 ------  -----
Net Income                                                       $1,052   $1,106
                                                                 ------   ------
Other comprehensive income(loss)
  Unrealized holding gains (losses)
   on securities arising during the
   period                                                           188      242
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                                      0        5
                                                                 ------   ------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                                          188     -247
  Income tax (provision) benefit
   related to other comp.income (loss)                              -64       84
                                                                 ------   ------
  Other comprehensive inc(loss)                                     124     -163
                                                                 ------   ------
       Comprehensive Income                                       1,176      943
                                                                 ======   ======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition for the three months ended March 31, 2003, compared to year- end 2002 and the Results of Operations for the first quarter of 2003 compared to the same period in 2002.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2003, increased to $368,243,000 from $363,284,000 as of December 31,2002.

During the first quarter of 2003, net loans outstanding increased by $3,338,000, or 1.5%. Interest-bearing balances, insured certificates of deposits in other financial institutions, increased by $2,360,000 as we continue to invest in these short-term instruments to remain poised for rates to again rebound from their present levels, which are at forty-year low levels.

Total deposits increased by $4,033,000 during the first three months of 2003. The most significant component of this increase in deposits was money market accounts, which increased by $3,668,000. This increase comes in response to the promotion of our indexed rate, which offered a competitive variable rate of up to 2.53%. The competitive rate and liquid accessibility of this account was very attractive to investors looking for an alternative to the stock market during the first quarter of the year.

Short-term borrowings decreased by approximately $156,000 from year end through funds generated from operations and deposit growth.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank. No new advances were initiated during the quarter.

As of March 31, 2003, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

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

RESULTS OF OPERATIONS

Net income for the first quarter of 2003 was $1,052,000, compared with $1,106,000 earned in the same quarter of 2002. Net income per share for the first quarters of 2003 and 2002 was $.35 and $.36, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 11.9% on an annualized basis for the first quarter of 2003 as compared to 13.9% for the same period in 2002.

A portion of the decrease in net income is due to a decrease in net interest income as it becomes very difficult for banks to reduce the cost of funds at a rate which keeps pace with the reduction in our return on assets. Net interest income of $2,858,000 for the quarter ended March 31, 2003, declined by 1.8% compared to the $2,909,000 earned in the same quarter of 2002. We continue to closely monitor net interest income, seeing some opportunity for improvement in the second quarter as certificates of deposit mature and reprice at lower interest rates.

The major reason for the decrease in net income was the level of provision for loan losses made during the first quarter. The Bank made a provision of $190,000 and $100,000 during the first quarters of 2003 and 2002, respectively. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period. Due to the current economic conditions and higher than normal charge offs resulting from the resolution of two troubled commercial real estate loan relationships, our analysis led us to the provision that was $90,000 more than that of the same time period in 2002.

Non-interest income amounted to $598,000 for the first quarter of 2003 compared to $467,000 earned during the same quarter of 2002. A significant contribution to non-interest income continues to be insufficient fund (NSF) fee income. NSF fee income contributed in excess of $227,000 during the first quarter of 2003.

Non-interest expense amounted to $1,948,000 for the first quarter of 2003 compared to $1,843,000 incurred during the same quarter of 2002. The largest increase in non- interest expense during the first quarter of 2003 as compared to the same period in 2002, was the $38,000 increase in occupancy expense, which is largely attributable to snow removal and increased heating costs as a result of the harsh winter.

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

Funds generated from operations contributed a major source of funds for the first quarter of 2003. Another major source of funds came from the $4 million increase in deposits, the majority of which came from growth in the indexed money market product.

The major use of funds during the period was the net increase in loans of $3.5 million, particularly in the area of commercial loans secured by real estate, and the $2.4 million increase in interest bearing-balances.


CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $2,659,000 representing 0.72% of total assets at March 31, 2003, from $2,753,000 or 0.76% of total assets at December 31, 2002. Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 2003.

The allowance for loan losses at March 31, 2003, was $3,014,000 or 1.34% of loans, net of unearned interest, as compared to $3,051,000 or 1.38% of loans, net of unearned interest, at December 31, 2002.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.


                                                                                      March 31,       Dec. 31,
                                                                                        2003            2002
                                                                                      --------        --------
Non-Performing Assets:
     Non-accrual loans                                                                     954          1,164
     Past due 90 days or more                                                              959            808
     Restructured loans                                                                      0              0
                                                                                      --------        -------
     Total non-performing loans                                                          1,913          1,972
     Other real estate                                                                     746           781
                                                                                      --------        -------
              Total                                                                      2,659          2,753
                                                                                      ========        =======
     Percentage of total loans outstanding                                               1.18%          1.23%
     Percentage of total assets                                                          0.72%          0.76%


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                                                         3,051          2,856

     Loans charged off:

     Commercial real estate, construction
      and land development                                                                 131             41
     Commercial, industrial and agricultural                                                79            113
     Real estate - residential mortgage                                                      0              0
     Consumer                                                                               31            148
                                                                                      --------        -------
              Total loans charged off                                                      241            302
                                                                                      --------        -------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                                                   0             17
     Commercial, industrial and agricultural                                                10              0
     Real estate - residential mortgage                                                      0              0
     Consumer                                                                                4             55
                                                                                      --------        -------
              Total recoveries                                                              14             72
                                                                                      --------        -------

       Net (charge-offs) recoveries                                                       -227           -230
                                                                                      --------        -------
       Current period provision for
                  loan losses                                                              190            425
                                                                                      --------        -------
       Balance end of period                                                             3,014         3,051
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

Mid Penn Bancorp, Inc.
Registrant

/s/ Alan W. Dakey               /s/ Kevin W. Laudenslager
By: Alan W. Dakey               By: Kevin W. Laudenslager
Pres.& CEO                      Treasurer
Date: May 9, 2003               Date:  May 9, 2003

                                  CERTIFICATION


I, Alan W. Dakey, President and CEO, certify, that:
   --------------------------------

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


Date:    May 8, 2003                                     By:/s/ Alan W. Dakey
                                                         --------------------
                                                         Alan W. Dakey
                                                         Pres. And CEO

                                 CERTIFICATION


I, Kevin W. Laudenslager, Treasurer, certify, that:
   --------------------------------

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


Date:  May 8, 2003       By: /s/Kevin W. Laudenslager
                         ----------------------------
                         Kevin W. Laudenslager
                         Treasurer