Form 10-Q
period 2003-06-30
MID PENN BANCORP INC
filed 2003-08-13
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003


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

3,188,393 shares of Common Stock, $1.00 par value per share, were outstanding as of June 30, 2003.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)
                                                                                   June 30,            Dec. 31
                                                                                     2003                2002
                                                                                   --------            --------
ASSETS:
   Cash and due from banks                                                          $6,809              $8,095
   Interest-bearing balances                                                        67,730              65,487
   Available-for-sale securities                                                    55,583              58,859
   Federal funds sold                                                                    0                   0
   Loans                                                                           222,583             221,353
     Less,
        Allowance for loan losses                                                    3,049               3,051
                                                                                   -------             -------
              Net loans                                                            219,534             218,302
                                                                                   -------             -------
   Bank premises and equip't, net                                                    3,997               3,317
   Foreclosed assets held for sale                                                     678                 781
   Accrued interest receivable                                                       1,877               2,007
   Cash surrender value of life insurance                                            4,844               4,743
   Deferred income taxes                                                               177                 456
   Other assets                                                                        813               1,237
                                                                                   -------             -------
              Total Assets                                                         362,042             363,284
                                                                                   =======             =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                                           29,588              28,011
   NOW                                                                              33,296              33,645
   Money Market                                                                     44,279              40,515
   Savings                                                                          28,439              26,705
   Time                                                                            139,889             145,827
                                                                                   -------             -------
              Total deposits                                                       275,491             274,703
                                                                                   -------             -------
  Short-term borrowings                                                              9,051              18,156
  Accrued interest payable                                                           1,472               1,187
  Other liabilities                                                                  1,803               1,651
  Long-term debt                                                                    37,285              32,383
                                                                                   -------             -------
              Total Liabilities                                                    325,102             328,080
                                                                                   -------             -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,207,912 and 3,056,501 shares at
    June 30, 2003 and December 31, 2002, resp.                                       3,208               3,057
   Additional paid-in capital                                                       23,472              20,368
   Retained earnings                                                                 8,790              10,944
   Accumulated other comprehensive inc(loss)                                         2,012               1,357
   Treasury Stock at cost
            (19,519 and 19,065 shs., resp.)                                           -542                -522
                                                                                   -------             -------
             Total Stockholders' Equity                                             36,940              35,204
                                                                                   -------             -------
              Total Liabilities & Equity                                           362,042             363,284
                                                                                   =======             =======



The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all the information and notes required by generally accepted accounting principles for complete financial statements.

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                                                       ThreeMonths                        SixMonths
                                                                       EndedJune 30,                    EndedJune 30,
                                                                 2003             2002             2003            2002
INTEREST INCOME:                                                 -----            -----           -----            -----
  Interest & fees on loans                                      $3,924           $3,882          $7,824           $7,881
  Int.-bearing balances                                            557              685           1,152            1,401
  Treas. & Agency securities                                       132              170             283              352
  Municipal securities                                             455              507             932              999
  Other securities                                                  21               22              37               50
  Fed funds sold and repos                                           0                8               0               11
                                                                 -----            -----           -----            -----
       Total Int. Income                                         5,089            5,274          10,228           10,694
                                                                 -----            -----           -----            -----
INTEREST EXPENSE:
  Deposits                                                       1,524            1,958           3,233            3,937
  Short-term borrowings                                             46                8             111               30
  Long-term borrowings                                             538              517           1,045            1,027
                                                                 -----            -----           -----            -----
       Total Int. Expense                                        2,108            2,483           4,389            4,994
                                                                 -----            -----           -----            -----
       Net Int. Income                                           2,981            2,791           5,839            5,700
PROVISION FOR LOAN LOSSES                                           25              100             215              200
                                                                 -----            -----           -----            -----
  Net Int. Inc. after Prov.                                      2,956            2,691           5,624            5,500
                                                                 -----            -----           -----            -----
NON-INTEREST INCOME:
  Trust dept                                                        50               43              98               86
  Service chgs. on deposits                                        317              253             604              503
  Investment securities
    Gains(losses), net                                             170                0             170                5
  Income on life insurance                                          40               60             100              121
  Other                                                            163               98             365              207
                                                                 -----            -----           -----            -----
  Total Non-Interest Income                                        740              454           1,337              922
                                                                 -----            -----           -----            -----
NON-INTEREST EXPENSE:
  Salaries and benefits                                          1,176            1,036           2,238            2,063
  Occupancy, net                                                   102               95             235              191
  Equipment                                                        157              132             288              258
  PA Bank Shares tax                                                65               65             132              128
  Other                                                            525              582           1,079            1,114
                                                                 -----            -----           -----            -----
       Tot. Non-int. Exp.                                        2,025            1,910           3,972            3,754
                                                                 -----            -----           -----            -----
  Income before income taxes                                     1,671            1,235           2,989            2,668
INCOME TAX EXPENSE                                                 404              259             670              586
                                                                 -----            -----           -----            -----

       NET INCOME                                               $1,267             $976          $2,319           $2,082
                                                                 =====            =====           =====            =====
NET INCOME PER SHARE                                             $0.40            $0.31           $0.73            $0.65
                                                                 =====            =====           =====            =====
DIVIDENDS PER SHARE                                              $0.20            $0.20           $0.40            $0.40
                                                                 =====            =====           =====            =====
Weighted Average No. of
  Shares Outstanding                                               3,188,572        3,186,605       3,188,645        3,187,771


<
The accompanying notes are an integral part of these consolidated financial statements.


                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                                                                For the Six Months
                                                                                Ended June 30,
                                                                                      2003             2002
                                                                                    --------         --------
Operating Activities:
  Net Income                                                                           $2,319          $2,082
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                               215             200
  Depreciation                                                                            202             182
  Incr. in cash-surr. value of life insurance                                            -100            -121
  Investment securities gains, net                                                       -170              -5
  Loss (gain) on sale/disposal of bank
    premises and equipment                                                                  0               0
  Loss (gain) on the sale of foreclosed
    assets                                                                                -20              -3
  Deferred income taxes                                                                   279            -423
  Change in accrued interest receivable                                                   130              32
  Change in other assets                                                                   80             261
  Change in accrued interest payable                                                      285             413
  Change in other liabilities                                                             152             182
                                                                                      -------         -------
            Net cash provided by
            operating activities                                                        3,372           2,800
                                                                                      -------         -------
Investing Activities:
  Net increase in int-bearing balances                                                 -2,243          -2,000
  Incr. in federal funds sold                                                               0            -600
  Proceeds from sale of securities                                                      2,802           1,730
  Proceeds from the maturity of secs.                                                   6,224           3,227
  Purchases of investment securities                                                   -4,581          -5,331
  Net increase in loans                                                                -1,592          -7,288
  Purchases of bank premises & equip't                                                   -883            -134
  Proceeds from sale of foreclosed assets                                                 268              71
  Capitalized additions - ORE                                                               0             -80
                                                                                      -------         -------
            Net cash provided by(used in)
            investing activities                                                           -5         -10,405
                                                                                       -------         -------
Financing Activities:
  Net incr. in deposits                                                                   788          13,602
  Net decrease in short-term borrowings                                                -9,105          -5,871
  Long-term debt repayments                                                               -98             -91
  Increase in long-term borrowings                                                      5,000               0
  Cash dividend paid                                                                   -1,218          -1,216
  Purchase of treasury stock                                                              -20             -17
                                                                                      -------         -------
            Net cash (used in)provided by
            financing activities                                                       -4,653           6,407
                                                                                      -------         -------
  Net decrease in cash & due from banks                                                -1,286          -1,198
  Cash & due from banks, beg of period                                                  8,095           9,028
                                                                                      -------         -------
  Cash & due from banks, end of period                                                  6,809           7,830
                                                                                      =======         =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                         4,104           4,581
  Income taxes paid                                                                       530             727
Supplemental Noncash Disclosures:
  Loan charge-offs                                                                        262             140
  Transfers to other real estate                                                          145               0

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

5. Short-term borrowings as of June 30, 2003, and December 31, 2002, consisted of:

(Dollars in thousands)
                                    6/30/03     12/31/02
                                    -------     --------
Federal funds purchased              $5,500      $14,200
Repurchase agreements                 2,520        2,550
Treasury, tax and loan note           1,031        1,058
Due to broker                             0          348
                                    -------     --------
                                     $9,051      $18,156
                                    =======      =======

Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account. The due-to- broker balance represents previous day balances transferred from deposit accounts under a sweep account agreement

..

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


(In thousands)                                                      Three Months               Six Months
                                                                    Ended June 30:             Ended June 30:
                                                                    2003     2002              2003     2002
                                                                  -------- --------          -------- --------
Net Income                                                          $1,267     $976            $2,319   $2,082
                                                                  -------- --------          -------- --------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                                              974    1,488             1,162    1,241
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                                      -170        0              -170       -5
                                                                  -------- --------          -------- --------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                                             771    1,488               992    1,236
  Income tax (provision) benefit
   related to other comp.income (loss)                                 262     -506              -337     -420
                                                                  -------- --------          -------- --------
  Other comprehensive inc(loss)                                        509      982               655      816
                                                                  -------- --------          -------- --------
       Comprehensive Income                                          1,776    1,958             2,974    2,898
                                                                     =====    =====             =====    =====


                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of June 30, 2003, compared to year-end 2002 and the Results of Operations for the second quarter and the first six months of 2003 compared to the same periods in 2002.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2003, were $362,042,000, compared to $363,284,000 as of December 31, 2002. Asset growth has been challenged this year by both the general economic downturn and the competitive environment with more banks chasing a smaller amount of commercial borrowing activity. It is currently our stance to only pursue growth that makes sense from the standpoint of both profitability and interest-rate risk.

During the first half of 2003, net loans outstanding increased by $1,232,000 from year end.

Total deposits increased by $788,000 during the first six months of 2003. Money market accounts increased by $3,764,000 over year end largely due to the popularity of an indexed money market product offered by the bank. Time deposits decreased by $5,938,000 as a three-year CD special matured and a portion of these rate-sensitive deposits were not reinvested.

Short-term borrowings decreased by $9,105,000 from year end. Five million of these short-term borrowings were replaced with a long-term, five-year fixed rate borrowing with the FHLB so as to extend the benefit of the current forty-year lows in interest rates, and this maturity closely matches the repricing of loans currently being booked. The remainder of these borrowings was decreased largely through funds generated by operations.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of June 30, 2003, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first six months of 2003 was $2,319,000, compared with $2,082,000 earned in the same period of 2002. Net income per share for the same period of 2003 and 2002 was $.73 and $.65, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 13.0% on an annualized basis for the first half of 2003 and 13.1% for the same period of 2002.

Net income for the second quarter of 2003 was $1,267,000, compared with $976,000 earned in the same quarter of 2002. Net income per share for the second quarters of
2003 and 2002 was $.40 and $.31, respectively. The increase in net income was largely due to a lower quarterly provision for loan losses (following a higher than normal provision in the first quarter), an increase in net interest margin, and a $112,000 net gain on the sale of investment securities.

Net interest income of $2,981,000 for the quarter ended June 30, 2003, increased slightly over the $2,791,000 earned in the same quarter of 2002, an increase of 6.8%. Year-to-date, we have managed to maintain the bank's interest spread despite the drastic reduction in interest rates and keen interest rate competition.

During the second quarter of 2003, we analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At June 30, 2003, these scenarios indicate that there would be a variance of less than +/- 6.0% in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made provisions for loan losses of $25,000 and $100,000 during the second quarters of 2003 and 2002, respectively. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $740,000 for the second quarter of 2003 compared to $454,000 earned during the same quarter of 2002. The sale of several municipal bonds resulted in a gain of $112,000, after tax. The bonds were sold in order to realize some of the record level profits on these fixed-income securities and to reduce average maturities in the securities portfolio in light of possible future rate increases. Service charges on deposits grew by 25% during the second quarter of 2003 compared to the same period of 2002 as the bank continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $490,000 during the first half of 2003.

Non-interest expense increased by 6.0% during the second quarter of 2003 compared to the same quarter of 2002. The main increase was $140,000 in salaries and benefits expense, due largely to the addition of a commercial loan officer and the increase in benefit costs.

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

Funds generated from operations contributed a major source of funds for the first half of 2003. Also a major source of funds came from the net increase in money market funds of $3,764,000 mainly in the area of the indexed money market. Another source of funds was the net decrease in investment securities of $3,276,000, reflecting the sale of over $2 million in municipal securities to realize a gain in market value.

A major use of funds during the period was a net increase in loans of $1,232,000. Another major use of funds was the net increase in interest-bearing balances, investments in insured certificates of deposit of other banks, of $2,243,000 purchased in maturities of two years or less in order to provide liquidity and positioning for possible future increases in interest rates.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased slightly to $3,422,000 representing 0.95% of total assets at June 30, 2003, from $2,753,000 or 0.76% of total assets at December 31, 2002. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 2003.

The allowance for loan losses at June 30, 2003, was $3,049,000 or 1.37% of loans, net of unearned interest, as compared to $3,051,000 or 1.38% of loans, net of unearned interest, at December 31, 2002.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.


                      MID PENN BANCORP, INC.

                                                                                      June 30,        Dec. 31,
                                                                                        2003            2002
                                                                                      --------        --------
Non-Performing Assets:
     Non-accrual loans                                                                   1,259         1,164
     Past due 90 days or more                                                            1,485           808
     Restructured loans                                                                      0             0
                                                                                      --------        --------
     Total non-performing loans                                                          2,744         1,972
     Other real estate                                                                     678           781
                                                                                      --------        --------
              Total                                                                      3,422         2,753
                                                                                         =====          =====
     Percentage of total loans outstanding                                               1.54%         1.24%
     Percentage of total assets                                                          0.95%         0.76%


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                                                         3,051         2,856

     Loans charged off:

     Commercial real estate, construction
      and land development                                                                 131            41
     Commercial, industrial and agricultural                                                82           113
     Real estate - residential mortgage                                                      0             0
     Consumer                                                                               49           148
                                                                                      --------        --------
              Total loans charged off                                                      262           302
                                                                                      --------        --------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                                                   0            17
     Commercial, industrial and agricultural                                                13             0
     Real estate - residential mortgage                                                      0             0
     Consumer                                                                               32            55
                                                                                      --------        --------
              Total recoveries                                                              45            72
                                                                                      --------        --------

       Net (charge-offs) recoveries                                                       -217          -230
                                                                                      --------        --------
       Current period provision for
                  loan losses                                                              215           425
                                                                                      --------        --------
       Balance end of period                                                             3,049         3,051
                                                                                       =======        =======


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security
Holders:
     At the Annual Meeting of Shareholders held on April 22,
     2003, a vote was held for the election of Class B directors: Jere M. Coxon, Alan W. Dakey, Charles F. Lebo,
     Guy J. Snyder, Jr.  to serve for
     a three-year term, and to ratify the selection of Parente
     Randolph as external auditors for the corporation for the year ending December 31, 2003. Jere Coxon received
     2,770,563 votes for and 17,129 votes withheld. Alan Dakey received 2,773,994 votes for and 13,698 votes withheld. Charles Lebo received 2,768,234 votes for and 19,457 votes withheld. Guy Snyder received 2,773,994 votes for and 13,698 withheld. The selection of external auditors received 2,779,223 votes for, 4,395 votes against, and 4,074 votes abstaining.

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits and Reports on Form 8-K
 a.  Exhibits - None.
 b.  Reports on Form 8-K - None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  August 12, 2003             Date:  August 12, 2003

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


Date:    August 12, 2003                         By:/s/ Alan W. Dakey
                                                    Alan W. Dakey
                                                    Pres. And CEO

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


Date:  August 12, 2003       By: /s/Kevin W. Laudenslager
                               --------------------------
                                 Kevin W. Laudenslager
                                 Treasurer