Form 10-Q
period 2003-09-30
MID PENN BANCORP INC
filed 2003-11-13
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003


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

3,186,388 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 2003.


                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)
                                                                                  Sept. 30,            Dec. 31,
                                                                                    2003                 2002
                                                                                   --------            --------
ASSETS:
   Cash and due from banks                                                           $6,743              $8,095
   Interest-bearing balances                                                         68,351              65,487
   Available-for-sale securities                                                     53,164              58,859
   Federal funds sold                                                                   450                   0
   Loans                                                                            234,520             221,353
     Less,
        Allowance for loan losses                                                     3,112               3,051
                                                                                    -------             -------
              Net loans                                                             231,408             218,302
                                                                                    -------             -------
   Bank premises and equip't, net                                                     3,941               3,317
   Foreclosed assets held for sale                                                      470                 781
   Accrued interest receivable                                                        1,807               2,007
   Cash surrender value of life insurance                                             4,894               4,743
   Deferred income taxes                                                                505                 456
   Other assets                                                                         921               1,237
                                                                                    -------             -------
              Total Assets                                                          372,654             363,284
                                                                                    =======             =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                                            31,039              28,011
   NOW                                                                               33,591              33,645
   Money Market                                                                      46,956              40,515
   Savings                                                                           27,689              26,705
   Time                                                                             148,225             145,827
                                                                                    -------             -------
              Total deposits                                                        287,500             274,703
                                                                                    -------             -------
  Short-term borrowings                                                               4,189              18,156
  Accrued interest payable                                                            1,770               1,187
  Other liabilities                                                                   1,874               1,651
  Long-term debt                                                                     40,735              32,383
                                                                                    -------             -------
              Total Liabilities                                                     336,068             328,080
                                                                                    -------             -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,207,912 and 3,056,501 shares at
    Sept. 30, 2003 and Dec. 31, 2002, resp.                                           3,208               3,057
   Additional paid-in capital                                                        23,472              20,368
   Retained earnings                                                                  9,232              10,944
   Accumulated other comprehensive inc(loss)                                          1,260               1,357
   Treasury Stock at cost
            (21,524 and 19,111 shs., resp.)                                            -586                -522
                                                                                    -------             -------
             Total Stockholders' Equity                                              36,586              35,204
                                                                                    -------             -------
              Total Liabilities & Equity                                            372,654             363,284
                                                                                    =======             =======


The accompanying notes are an integral part of these consolidated financial statements.


                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                                                        ThreeMonths                       Nine Months
                                                                       Ended Sept.30,                   Ended Sept.30,
                                                                 2003             2002             2003            2002
INTEREST INCOME:                                                 -----            -----           -----            -----
  Interest & fees on loans                                      $3,832           $3,997         $11,656          $11,877
  Int.-bearing balances                                            490              663           1,641            2,064
  Treas. & Agency securities                                       134              159             417              511
  Municipal securities                                             429              515           1,361            1,514
  Other securities                                                  14               14              51               65
  Fed funds sold and repos                                           3               31               3               42
                                                                 -----            -----           -----            -----
       Total Int. Income                                         4,902            5,379          15,129           16,073
                                                                 -----            -----           -----            -----
INTEREST EXPENSE:
  Deposits                                                       1,446            2,022           4,679            5,960
  Short-term borrowings                                              7                7             118               36
  Long-term borrowings                                             581              521           1,626            1,548
                                                                 -----            -----           -----            -----
       Total Int. Expense                                        2,034            2,550           6,423            7,544
                                                                 -----            -----           -----            -----
       Net Int. Income                                           2,868            2,829           8,706            8,529
PROVISION FOR LOAN LOSSES                                           75              100             290              300
                                                                 -----            -----           -----            -----
  Net Int. Inc. after Prov.                                      2,793            2,729           8,416            8,229
                                                                 -----            -----           -----            -----
NON-INTEREST INCOME:
  Trust dept                                                        53               44             151              130
  Service chgs. on deposits                                        303              272             908              774
  Investment securities
    Gains(losses), net                                              88               55             258               60
  Income on life insurance                                          50               57             150              178
  Other                                                            179              125             544              332
                                                                 -----            -----           -----            -----
  Total Non-Interest Income                                        673              553           2,011            1,474
                                                                 -----            -----           -----            -----
NON-INTEREST EXPENSE:
  Salaries and benefits                                          1,127            1,078           3,365            3,142
  Occupancy, net                                                    93               85             329              276
  Equipment                                                        147              126             434              383
  PA Bank Shares tax                                                66               66             198              193
  Other                                                            644              452           1,723            1,566
                                                                 -----            -----           -----            -----
       Tot. Non-int. Exp.                                        2,077            1,807           6,049            5,560
                                                                 -----            -----           -----            -----
  Income before income taxes                                     1,389            1,475           4,378            4,143
INCOME TAX EXPENSE                                                 303              330             973              916
                                                                 -----            -----           -----            -----

       NET INCOME                                               $1,086           $1,145          $3,405           $3,227
                                                                 =====            =====           =====            =====
NET INCOME PER SHARE                                             $0.34            $0.36           $1.07            $1.01
                                                                 =====            =====           =====            =====
DIVIDENDS PER SHARE                                              $0.20            $0.20           $0.60            $0.60
                                                                 =====            =====           =====            =====
Weighted Average No. of
  Shares Outstanding                                         3,186,990        3,188,151       3,188,087        3,187,899

The accompanying notes are
an integral part of these
consolidated financial statements.



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                                                                        For the Nine Months
                                                                                         Ended Sept. 30,
                                                                                      2003             2002
                                                                                    --------         --------
Operating Activities:
  Net Income                                                                          $3,405          $3,227
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                              290             300
  Depreciation                                                                           320             275
  Incr. in cash-surr. value of life insurance                                           -151            -179
  Investment securities gains, net                                                      -258             -60
  Loss (gain) on sale/disposal of bank
    premises and equipment                                                                 0               0
  Loss (gain) on the sale of foreclosed
    assets                                                                               -20              52
  Deferred income taxes                                                                  -49             922
  Change in accrued interest receivable                                                  200             125
  Change in other assets                                                                 358          -1,322
  Change in accrued interest payable                                                     583             848
  Change in other liabilities                                                            223             231
                                                                                     -------         -------
            Net cash provided by
            operating activities                                                       4,901           4,419
                                                                                     -------         -------
Investing Activities:
  Net (incr)decr in int-bearing balances                                              -2,864          -9,970
  Incr. in federal funds sold                                                           -450          -4,150
  Proceeds from sale of securities                                                     5,255           3,176
  Proceeds from the maturity of secs.                                                 11,435           6,681
  Purchases of investment securities                                                 -10,876          -7,805
  Net increase in loans                                                              -13,541          -8,119
  Purchases of bank premises & equip't                                                  -944            -203
  Proceeds from sale of foreclosed assets                                                476             107
  Capitalized additions - ORE                                                              0            -163
                                                                                     -------         -------
            Net cash provided by(used in)
            investing activities                                                     -11,509         -20,446
                                                                                     -------         -------
Financing Activities:
  Net incr. in demand and savings                                                     10,399          14,372
  Net (decr)incr. in time deposits                                                     2,398           8,273
  Net decrease in federal funds sold                                                       0               0
  Net decrease in short-term borrowings                                              -13,967          -6,168
  Long-term debt repayments                                                             -148            -137
  Increase in long-term borrowings                                                     8,500               0
  Cash dividend paid                                                                  -1,862          -1,823
  Purchase of treasury stock                                                             -64               0
                                                                                     -------         -------
            Net cash provided by(used in)
            financing activities                                                       5,256          14,517
                                                                                     -------         -------
  Net incr(decr) in cash & due from banks                                             -1,352          -1,510
  Cash & due from banks, beg of period                                                 8,095           9,028
                                                                                     -------         -------
  Cash & due from banks, end of period                                                 6,743           7,518
                                                                                     =======         =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                        5,840           6,696
  Income taxes paid                                                                    1,055           1,027
Supplemental Noncash Disclosures:
  Loan charge-offs, net of recoveries                                                    229             189
  Transfers to other real estate                                                         145               0

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

5. Short-term borrowings as of Sept. 30, 2003, and December 31, 2002, consisted of:

(Dollars in thousands)
                                    9/30/03     12/31/02
                                    -------     --------
Federal funds purchased                  $0      $14,200
Repurchase agreements                 3,619        2,550
Treasury, tax and loan note             194        1,058
Due to broker                           376          348
                                    -------     --------
                                     $4,189      $18,156
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

(In thousands)                                                             Three Months               Nine Months
                                                                          Ended Sept. 30:            Ended Sept. 30:
                                                                         2003         2002         2003        2002
                                                                       --------     --------     --------    --------
Net Income                                                              $1,086       $1,145      $3,405      $3,227
                                                                       --------     --------     --------    --------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                                               -1,051        1,528         111       2,774
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                                           -88          -55        -258         -60
                                                                       --------     --------     --------    --------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                                              -1,139        1,473        -147       2,714
  Income tax (provision) benefit
   related to other comp.income (loss)                                     387         -501          50        -923
                                                                       --------     --------     --------    --------
  Other comprehensive inc(loss)                                           -752          972         -97       1,791
                                                                       --------     --------     --------    --------
       Comprehensive Income                                                334        2,117       3,308       5,018
                                                                         =====        =====       =====       =====

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of Sept. 30, 2003, compared to year-end 2002 and the Results of Operations for the third quarter and the first nine months of 2003 compared to the same periods in 2002.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of September 30, 2003, increased to $372,654,000, from $363,284,000 as of December 31, 2002.

During the first three quarters of 2003, net loans outstanding increased by $13,106,000, or 6% from year end.

Total deposits increased by $12,797,000 during the first nine months of 2003. Money market accounts increased by more than $6 million over year end largely due to the popularity of the indexed money market product offered by the bank.

Short-term borrowings decreased by approximately $14 million from yearend. These borrowings were decreased largely through funds generated by operations and through increased deposit liabilities and an increase of $8 million in long-term debt. The long-term debt was entered into in an attempt to lock in the current borrowing rates as interest rates reached 45-year lows in June of 2003.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of Sept. 30, 2003, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines, and the Corporation's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first nine months of 2003 was $3,405,000, compared with $3,227,000 earned in the same period of 2002. Net income per share for the same period of 2003 and 2002 was $1.07 and $1.01, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 12.7% on an annualized basis for the nine months of 2003 as well as for the same period in 2002.

Net income for the third quarter of 2003 was $1,086,000, compared with $1,145,000 earned in the same quarter of 2002. Net income per share for the third quarters of 2003 and 2002 was $.34 and $.36, respectively.

Net interest income of $2,868,000 for the quarter ended Sept. 30, 2003, increased by 1.4% compared to the $2,829,000 earned in the same quarter of 2002. Even though third quarter net interest income increased in 2003, interest spread continues to be challenged by the sustained period of record low interest rates.

During the third quarter of 2003, we analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At Sept. 30, 2003, these scenarios indicate that there would not be a significant variance in net interest income at the one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by management.

The Bank made a provision for loan losses of $75,000 and $100,000 during the third quarters of 2003 and 2002, respectively. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income increased by more than 21% to $673,000 for the third quarter of 2003 compared to $553,000 earned during the same quarter of 2002. Service charges on deposits grew by more than 11% during the third quarter of 2003 compared to the same period of 2002 as the bank continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed in excess of $748,000 during the first nine months of 2003, as compared to $615,000 for the same period of 2002.

Non-interest expense during the third quarter of 2003 of $2,077,000 increased by 14.9% as compared to an expense of $1,807,000 during the same period of 2002 as we continue to strive to maintain low overhead. A portion of the increase in non-interest expense is attributable to depreciation related to the purchase of a new mainframe computer and a document imaging software system, which in the long term should allow the bank to enjoy cost-saving benefits.

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

Funds generated from operations contributed a major source of funds for the first nine months of 2003. Other major sources of funds included a net increase in demand and savings deposit liabilities of $10,399,000 mainly in the area of our indexed money market account, and a net increase in time deposits of $2,398,000.

Major uses of funds included a net increase in loans of $13,541,000 and a net increase of $2,864,000 in short-term interest bearing balances purchased as investment alternatives, which provide monthly income in the form of insured jumbo certificates of deposit from other banks.

Long-term borrowings increased by $8,352,000 as short-term borrowings were replaced with longer maturities to benefit from the current low interest rate environment.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets were $2,787,000, representing 0.75% of total assets at Sept. 30, 2003, compared to $2,753,000 or 0.76% of total assets at December 31, 2002. Most non-performing assets are supported by collateral value that appears to be adequate at September 30, 2003.

The allowance for loan losses at Sept. 30, 2003, was $3,112,000 or 1.33% of loans, net of unearned interest, as compared to $3,051,000 or 1.38% of loans, net of unearned interest, at December 31, 2002.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.


                      MID PENN BANCORP, INC.

                                                                                      Sept. 30,       Dec. 31,
                                                                                        2003            2002
                                                                                      --------        --------
Non-Performing Assets:
     Non-accrual loans                                                                   1,671         1,164
     Past due 90 days or more                                                              646           808
     Restructured loans                                                                      0             0
                                                                                      --------        --------
     Total non-performing loans                                                          2,317         1,972
     Other real estate                                                                     470           781
                                                                                      --------        --------
              Total                                                                      2,787         2,753
                                                                                        =====          =====
     Percentage of total loans outstanding                                                1.19%         1.24%
     Percentage of total assets                                                           0.75%         0.76%


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                                                         3,051         2,856

     Loans charged off:

     Commercial real estate, construction
      and land development                                                                 131            41
     Commercial, industrial and agricultural                                                88           113
     Real estate - residential mortgage                                                      0             0
     Consumer                                                                               58           148
                                                                                      --------        --------
              Total loans charged off                                                      277           302
                                                                                      --------        --------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                                                   0            17
     Commercial, industrial and agricultural                                                13             0
     Real estate - residential mortgage                                                      0             0
     Consumer                                                                               35            55
                                                                                      --------        --------
              Total recoveries                                                              48            72
                                                                                      --------        --------

       Net (charge-offs) recoveries                                                       -229          -230
                                                                                      --------        --------
       Current period provision for
                  loan losses                                                              290           425
                                                                                      --------        --------
       Balance end of period                                                             3,112         3,051
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

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  November 8, 2003            Date:  November 8, 2003