Form 10-K
period 2003-12-31
MID PENN BANCORP INC
filed 2004-03-29
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13677

MID PENN BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1666413
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

349 Union Street Millersburg, Pennsylvania	17061 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code 717.692.2133

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $21.75 per share, as reported by the AMEX, on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $56,353,000.

As of February 20, 2004, the registrant had 3,188,504 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated herein by reference in response to Part II, hereof. Portions of the registrant’s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

MID PENN BANCORP, INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

The disclosures set forth in this Item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one bank holding company, incorporated in the Commonwealth of Pennsylvania in August 1991. On December 31, 1991, MPB acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the bank became a wholly-owned subsidiary of MPB. MPB’s other wholly-owned subsidiaries are Mid Penn Insurance Services, LLC which provides a range of personal and investment insurance products and Mid Penn Investment Corporation which is engaged in investing activities. Mid Penn Bancorp, Inc. and its wholly-owned subsidiaries are collectively referred to herein as “MPB” or the “Company.” MPB’s primary business is to supervise and coordinate the business of its subsidiaries and to provide them with capital and resources.

MPB’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank which is managed as a single business segment. At December 31, 2003, MPB had total consolidated assets of $373,500,000, total deposits of $288,300,000 and total shareholders’ equity of $37,400,000.

As of December 31, 2003, MPB did not own or lease any properties. Mid Penn Bank owns the banking offices identified in Item 2. All MPB employees are employed by Mid Penn Bank, Mid Penn Insurance Services, LLC or Mid Penn Investment Corporation.

Mid Penn Bank

Millersburg Bank, the predecessor to Mid Penn Bank, was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer’s State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name “Mid Penn Bank.” In 1985, the bank acquired Tower City National Bank. In 1998, MPB acquired Miners Bank of Lykens, which was merged into Mid Penn Bank. The bank is supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. MPB’s and the bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061. The bank presently has 12 offices located throughout Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania.

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

Business Strategy

Mid Penn Bank provides an array of sophisticated products typically found only in major regional banks. These services are provided to small to middle market businesses, high net worth individuals, and retail consumers through 12 full service banking facilities. Several banking locations have seasoned management with significant lending experience who are responsible for credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized relationship management approach, coupled with the continuity of service by its banking officers, enables Mid Penn Bank to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. MPB believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of MPB.

Mid Penn Bank seeks credit opportunities of good quality within its target market that exhibit positive historical trends, stable cash flows and secondary sources of repayment from tangible collateral. Mid Penn Bank extends credit for the purpose of obtaining and continuing long-term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by Mid Penn Bank and must obtain appropriate approvals for credit extensions in excess of conservatively assigned individual lending limits. The bank also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

At December 31, 2003, Mid Penn Bank had 102 full-time and 26 part-time employees. No employees are represented by a collective bargaining agent, and the bank believes it enjoys good relations with its personnel.

Lending Activities

Mid Penn Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The bank’s lending objectives are as follows:

•	to establish a diversified commercial loan portfolio;

•	to provide a satisfactory return to MPB’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2003, Mid Penn Bank’s highest concentrations of credit were in mobile home park land and commercial real estate office financings and most of the bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, Western Schuylkill, and Cumberland Counties.

Investment Activities

MPB’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provide the necessary balance sheet liquidity for MPB. MPB does not have any significant concentrations of investment securities.

MPB’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at market value. MPB’s investments include US Treasury,

agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment of these securities changes, MPB’s existing securities are valued differently in comparison. This difference in value, or unrealized gain, amounted to $1,415,000, net of tax, as of December 31, 2003. A majority of the investments are high quality United States and municipal securities that if held to maturity are expected to yield no loss to the bank.

For additional information with respect to MPB’s business activities, see Part II, Item 7 of this report.

Sources of Funds

Mid Penn Bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and overnight borrowings from Mid Penn Bank’s customers and correspondent bank. All borrowings, except for the line of credit with Mid Penn Bank’s correspondent bank, require collateral in the form of loans or securities. Borrowings are, therefore, limited by collateral levels and the available lines of credit extended by the bank’s creditors. As a result, deposits remain key to the future funding and growth of the business. Deposit growth within the banking industry has been generally slow due to strong competition from a variety of financial services companies. This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

Competition

The banking business is highly competitive, and the profitability of MPB depends principally upon Mid Penn Bank’s ability to compete in its market area. Mid Penn Bank actively competes with other financial services companies for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, and money market funds. Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

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

MPB has been able to compete effectively with other financial institutions by emphasizing technology and customer service, including local branch decision making on loans, establishing long-term customer relationships and building customer loyalty, and providing products and services designed to address the specific needs of its customers. The Gramm-Leach-Bliley Act (see discussion below), which breaks down many barriers between the banking, securities and insurance industries, may significantly affect the competitive environment in which MPB operates.

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

Further, MPB’s success is dependent to a significant degree on economic conditions in Central Pennsylvania, especially in Dauphin, lower Northumberland, Western Schuylkill and Cumberland Counties, which we define as our primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in the Central Pennsylvania area could cause an increase in the level of the bank’s non-performing assets and loan losses, thereby causing operating losses, impairing liquidity and eroding capital. We cannot assure you that further adverse changes in the local economy would not have a material adverse effect on MPB’s consolidated financial condition, results of operations, and cash flows.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both Federal and state laws. The regulation and supervision of MPB and Mid Penn Bank are designed primarily for the protection of depositors, the FDIC, and the monetary system, and not MPB or its shareholders. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. If any enforcement action is taken by a banking regulator, the value of an equity investment in MPB could be substantially reduced or eliminated.

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of MPB and Mid Penn Bank. MPB is subject to, among others, the regulations of the Securities and Exchange Commission and the Federal Reserve Board and Mid Penn Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The following descriptions of and references to applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on MPB or Mid Penn Bank. They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

Holding Company Regulation

MPB is a registered bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As such, it is subject to the Bank Holding Company Act of 1956 (“BHCA”) and many of the Federal Reserve’s regulations promulgated thereunder. The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil penalties.

The Bank Holding Company Act requires MPB to file an annual report with the Federal Reserve regarding the holding company and its subsidiary bank. The Federal Reserve Board also makes examinations of the holding company. Mid Penn Bank is not a member of the Federal Reserve System; however, the Federal Reserve possesses cease-and-desist powers over bank holding companies and their subsidiaries where their actions would constitute an unsafe or unsound practice or violation of law.

The Bank Holding Company Act restricts a bank holding company’s ability to acquire control of additional banks. In addition, the Act restricts the activities in which bank holding companies may engage directly or through non-bank subsidiaries.

Gramm-Leach-Bliley Financial Modernization Act

In 1999, the Gramm-Leach Bliley Act (“GLB Act”) was signed into law and it became effective on March 11, 2000. The primary purpose of GLB was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, GLB

•	repealed the historical restrictions against, and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers,

•	provided a uniform framework for the activities of banks, savings institutions and their holding companies,

•	broadened the activities that may be conducted by and through national banks and other banking subsidiaries of bank holding companies,

•	provided an enhanced framework for protecting the privacy of consumers’ information,

•	adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System,

•	modified the laws governing the implementation of the Community Reinvestment Act, and

•	addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

More specifically, under GLB, bank holding companies, such as MPB, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies and, by doing so, to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature, incidental to such financial activities, or complementary to such activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Improvement Acts prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements.

No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under GLB. Activities cited by GLB as being financial in nature include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the Federal Reserve has determined to be closely related to banking.

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

Corporate Governance

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was enacted. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established:

•	new requirements for audit committees, including independence, expertise and responsibilities;

•	additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company;

•	new standards for auditors and regulation of audits;

•	increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and

•	new and increased civil and criminal penalties for violations of the securities laws.

The SEC and AMEX have adopted numerous rules implementing the provisions of the Sarbanes-Oxley Act that affect MPB. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management. Among the many new changes this year are enhanced proxy statement disclosures on corporate governance, stricter independence requirements for the Board of Directors and its committees, and posting of various policies and SEC reports on our website. The full impact of the Sarbanes-Oxley Act and the increased costs related to MPB’s compliance are still uncertain and evolving.

Bank Regulation

Mid Penn Bank, a Pennsylvania-chartered institution, is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and the FDIC. The deposits of the bank are insured by the FDIC to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of the bank. Moreover, the FDIC may terminate deposit insurance of the bank under certain circumstances. The bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions is met. In addition, the bank is subject to a variety of local, state and federal laws that affect its operations.

Banking regulations include, but are not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

Capital Requirements

Under risk-based capital requirements for bank holding companies, MPB is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital” and together with Tier 2 Capital, Total Capital”). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).

In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least 4-5%. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised MPB of any specific minimum tier 1 leverage ratio applicable to it.

Mid Penn Bank is subject to similar capital requirements adopted by the FDIC. The FDIC has not advised the bank of any specific minimum leverage ratios applicable to it.

The capital ratios of MPB and Mid Penn Bank are described in Note 16 to MPB’s Consolidated Financial Statements.

Banking regulators continue to indicate their desire to further develop capital requirements applicable to banking organizations. Changes to capital requirements could materially affect the profitability of MPB or the market value of MPB stock.

FDIC Improvement Act

As a result of enactment in 1991 of the FDIC Improvement Act, banks are subject to increased reporting requirements and more frequent examinations by the bank regulatory agencies. The agencies also have the authority to dictate certain key decisions that formerly were left to management, including compensation standards, loan underwriting standards, asset growth, and payment of dividends. Failure to comply with these standards, or failure to maintain capital above specified levels set by the regulators, could lead to the imposition of penalties or the forced resignation of management. If a bank becomes critically undercapitalized, the banking agencies have the authority to place an institution into receivership.

Safety and Soundness Standards

Pursuant to FDICIA, the federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards for depository institutions such as the bank. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If the institution fails to submit an acceptable compliance plan or fails to implement an accepted plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, and requiring an increase in the institution’s ratio of tangible equity to assets.

Payment of Dividends and Other Restrictions

MPB is a legal entity separate and distinct from its subsidiary, Mid Penn Bank. There are various legal and regulatory limitations on the extent to which Mid Penn Bank can, among other things, finance, or otherwise supply funds to, MPB. Specifically, dividends from the bank are the principal source of

MPB’s cash funds and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks. The relevant regulatory agencies also have authority to prohibit MPB and the bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of MPB and the bank, be deemed to constitute such an unsafe or unsound practice.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substance on or from the property, or known and willfully compelled the borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act does not limit federal liability which still exists under certain circumstances.

Consumer Protection Laws

There are a number of laws that govern the relationship between the bank and its customers. For example, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit, for instance, conditioning the availability or terms of credit on the purchase of another banking product) further restrict the bank’s relationships with its customers.

Privacy Laws

In 2000, the federal banking regulators issued final regulations implementing certain provisions of GLB governing the privacy of consumer financial information. The regulations limit the disclosure by financial institutions, such as MPB and the bank, of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to:

•	provide initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates;

•	provide annual notices of their privacy policies to their current customers; and

•	provide a reasonable method for consumers to “opt out” of disclosures to nonaffiliated third parties.

Protection of Customer Information

In February 2001, the federal banking regulators issued final regulations implementing the provisions of GLB relating to the protection of customer information. The regulations, applicable to the MPB and the bank, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to:

•	insure the security and confidentiality of customer records and information;

•	protect against any anticipated threats or hazards to the security or integrity of such records; and

•	protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Affiliate Transactions

Transactions between MPB and Mid Penn Bank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An “affiliate” of a bank or savings institution is any company or entity that controls, is controlled by, or is under common control with the bank or savings institution. Generally, a subsidiary of a depository institution that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

On October 31, 2002, the Federal Reserve adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively amends Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the GLB.

The USA Patriot Act

On October 26, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state-chartered banks:

•	establish an anti-money laundering program that includes training and audit components;

•	comply with regulations regarding the verification of the identity of any person seeking to open an account;

•	take additional required precautions with non-U.S. owned accounts; and

•	perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships.

The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Acts requirements could have serious legal and reputational consequences for the institution. The bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

Anti-Money Laundering and Anti-Terrorism Financing

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including MPB and Mid Penn Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the bank.

Effects of Government Policy and Potential Changes in Regulation

Changes in regulations applicable to MPB or Mid Penn Bank, or shifts in monetary or other government policies, could have a material affect on our business. MPB’s and the bank’s business is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience an increased rate of change as the financial services industry strives for greater product offerings, market share and economies of scale.

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

Available Information

Mid Penn Bancorp Inc.’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on the American Stock Exchange under the trading symbol MBP. Mid Penn Bancorp, Inc. is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at Judiciary Plaza, 450 Fifth Street, N.W, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Mid Penn Bancorp, Inc. is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is www.sec.gov.

MPB’s headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061, and its telephone number is (717) 692-2133. MPB’s internet address is www.midpennbank.com. MPB makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission. MPB has adopted a Code of Ethics that applies to all employees. This document is also available on MPB’s website. The information included on our website is not a part of this document.

You may also inspect materials and other information concerning Mid Penn Bancorp, Inc. at the offices of the American Stock Exchange, Inc. at 86 Trinity Place, New York, New York 10006. Our common stock is listed on the American Stock Exchange under the trading symbol MBP. The American Stock Exchange’s Internet site address is www.amex.com.

ITEM 2.	PROPERTIES.

The bank owns its main office, branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The bank’s main office and all branch offices are located in Pennsylvania. The table below sets forth the location of each of the bank’s properties.

Office and Address	Description of Property

Main Office 349 Union Street Millersburg, PA 17061	Main Bank Office

Tremont Branch Office 7-9 East Main Street Tremont, PA 17981	Branch Bank

Elizabethville Branch Office 2 East Main Street Elizabethville, PA 17023	Branch Bank

Elizabethville Branch Office 11 East Main Street Elizabethville, PA 17023	Drive-In

Dalmatia Branch Office School House Road Dalmatia, PA 17017	Branch Bank

Halifax Branch Office Halifax Shopping Center 3763 Peters Mountain Road Halifax, PA 17032	Branch Bank

Carlisle Pike Branch Office 4622 Carlisle Pike Mechanicsburg, PA 17050	Branch Bank

Harrisburg Branch Office 4098 Derry Street Harrisburg, PA 17111	Branch Bank

Harrisburg Branch Office 2615 North Front Street Harrisburg, PA 17110	Branch Bank

Tower City Branch Office 545 East Grand Avenue Tower City, PA 17980	Branch Bank

Dauphin Branch Office 1001 Peters Mountain Road Dauphin, PA 17018	Branch Bank

Miners-Lykens Branch Office 550 Main Street Lykens, PA 17048	Branch Bank

All of these properties are in good condition and are deemed by management to be adequate for the bank’s purposes.

ITEM 3.	LEGAL PROCEEDINGS.

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of MPB. There are no proceedings pending other than ordinary routine litigation incident to the business of MPB and of the bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against MPB or the bank or any of its properties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR MPB’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by this Item, regarding market value, dividend payments, and number of shareholders is set forth on page 2 of MPB’s 2003 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

As of February 20, 2004, there were approximately 1,022 shareholders of record of MPB’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this Item is set forth on page 40 of MPB’s 2003 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in MPB’s 2003 Annual Report to Shareholders as incorporated by reference to Exhibit 13, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MPB to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

MPB’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of future economic conditions on MPB and Mid Penn Bank’s customers;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in MPB’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	technological changes;

•	acquisitions and integration of acquired businesses;

•	the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities; and

•	acts of war or terrorism.

All written or oral forward-looking statements attributable to MPB are expressly qualified in their entirety by these cautionary statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of MPB’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report.

The information required by this Item is set forth on pages 25-39 of MPB’s 2003 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is set forth on pages 35-38 of MPB’s 2003 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 4-24 of MPB’s 2003 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

The information required by this Item, relating to directors, executive officers, and control persons is set forth on pages 5, 7-12 and 19-20 of MPB’s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item, relating to executive compensation, is set forth on pages 13-18 and 21 of MPB’s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, relating to beneficial ownership of MPB’s common stock, is set forth on pages 19-20 of MPB’s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders, which pages are incorporated herein by reference. MPB does not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 18 of MPB’s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item, relating to the fees and services provided by MPB’s principal accountant, is set forth on pages 9-10 of MPB’s definitive proxy statement to be used in connection with the 2004 Annual Meeting of Shareholders, which page is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1.	Financial Statements.

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

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

		3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		3(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on November 3, 1997.)

		10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

		11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 7 of Registrant’s 2003 Annual Report to Shareholders.)

		12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2003 Annual Report to Shareholders.)

	13	Excerpts from Registrant’s 2003 Annual Report to Shareholders.

	14	The Registrant’s Code of Ethics.

	21	Subsidiaries of Registrant.

	23	Consent of Parente Randolph, PC, independent auditors.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

	32.1	Chief Executive Officer’s §1350 Certification.

	32.2	Chief Financial Officer’s §1350 Certification.

(b)	Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on October 20, 2003 to announce its results of operations for the third quarter ended September 30, 2003.

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

Dated: March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Mid Penn Bancorp, Inc. and in the capacities and on the dates indicated.

DATE
By	/s/ Eugene F. Shaffer	March 24, 2004
Eugene F. Shaffer
Chairman of the Board of Directors

By	/s/ Alan W. Dakey	March 24, 2004
Alan W. Dakey, President,
Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ K. W. Laudenslager	March 24, 2004
Kevin W. Laudenslager
Treasurer (Principal Financial and Principal
Accounting Officer)

By	/s/ Jere M. Coxon	March 24, 2004
Jere M. Coxon, Director

By	/s/ A. James Durica	March 24, 2004
A. James Durica, Director

By	/s/ Earl R. Etzweiler	March 24, 2004
Earl R. Etzweiler, Director

By	/s/ Gregory M. Kerwin	March 24, 2004
Gregory M. Kerwin, Director

By	/s/ Charles F. Lebo	March 24, 2004
Charles F. Lebo, Director

By	/s/ T. W. Mowery	March 24, 2004
Theodore W. Mowery, Director

By	/s/ William G. Nelson	March 24, 2004
William G. Nelson, Director

By	/s/ Donald E. Sauve	March 24, 2004
Donald E. Sauve, Director

By	/s/ Edwin D. Schlegel	March 24, 2004
Edwin D. Schlegel, Director

By	/s/ Guy J. Snyder, Jr.	March 24, 2004
Guy J. Snyder, Jr., Director

EXHIBIT INDEX

Exhibit No.		Page Number in Manually Signed Original

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)	*

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)	*

10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)	*

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)	*

10.3	The Registrant’s Dividend Reinvestment Plan. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on November 3, 1997.)	*

10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)	*

11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 7 of Registrant’s 2003 Annual Report to Shareholders.)	*

12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2003 Annual Report to Shareholders.)	*

13	Excerpts from Registrant’s Annual Report to Shareholders.	22

14	The Registrant’s Code of Ethics.	60

21	Subsidiaries of Registrant.	65

23	Consent of Parente Randolph, PC, independent auditors.	66

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.	67

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.	68

32.1	Chief Executive Officer’s §1350 Certification.	69

32.2	Chief Financial Officer’s §1350 Certification.	70

*	Incorporated by reference.