Form 10-Q
period 2004-03-31
MID PENN BANCORP INC
filed 2004-05-05
CIK 879635

-
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004


                         Commission file number 0-20141

                             Mid Penn Bancorp, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                               25-1666413
-------------------------------                --------------------
(State or other jurisdiction of                (IRS Employer ID No)
Incorporation or Organization)

   349 Union Street, Millersburg, PA                  17061
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)

                                 (717) 692-2133
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

3,188,721 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 2004.

                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (Unaudited; Dollars in thousands)


                                                      March 31,         Dec. 31,
                                                        2004              2003
                                                      ---------         -------
ASSETS:
   Cash and due from banks                              $6,740           $7,456
   Interest-bearing balances                            70,177           69,918
   Available-for-sale securities                        50,392           54,093
   Federal funds sold                                        0                0
   Loans                                               239,734          232,078
      Less,
         Allowance for loan losses                       2,956            2,992
                                                      --------         --------
             Net loans                                 236,778          229,086
                                                      --------         --------
   Bank premises and equip't, net                        5,050             3,920
   Foreclosed assets held for sale                         290             1,117
   Accrued interest receivable                           1,746             1,763
   Cash surrender value of life insurance                5,571             4,953
   Deferred income taxes                                   141               303
   Other assets                                          1,067               857
                                                      --------         --------
             Total Assets                              377,952           373,466
                                                      ========         =========
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                               33,047            30,762
   NOW                                                  34,435            36,917
   Money Market                                         43,991            45,457
   Savings                                              28,814            27,754
   Time                                                149,658           147,448
                                                      --------          --------
             Total deposits                            289,945           288,338
                                                      --------          --------

   Short-term borrowings                                14,204             9,688
   Accrued interest payable                              1,330             1,045
   Other liabilities                                     1,900             1,350
   Long-term debt                                       35,632            35,684
                                                      --------          --------
              Total Liabilities                        343,011           336,105
                                                      --------          --------
STOCKHOLDERS' EQUITY:

   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,207,912 shares at March 31, 2004 and
    December 31, 2003                                    3,208             3,208
   Additional paid-in capital                           23,472            23,472
   Retained earnings                                     7,064             9,805
   Accumulated other comprehensive inc(loss)             1,732             1,415
   Treasury Stock at cost
     (19,191 and 19,408 shs., resp.)                      -535              -539
                                                      --------          --------
             Total Stockholders' Equity                 34,941            37,361
                                                      --------          --------
             Total Liabilities & Equity                377,952           373,466
                                                      ========          ========


                  The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited; dollars in thousands)

                                                            For the Quarter
                                                             Ended Mar. 31,

                                                         2004              2003
                                                        ------           -------
INTEREST INCOME:
  Interest & fees on loans                              $3,739            $3,900
  Int.-bearing balances                                    448               595
  Treas. & Agency securities                               152               151
  Municipal securities                                     388               477
  Other securities                                           9                16
  Fed funds sold and repos                                   0                 0
                                                        ------           -------
       Total Int. Income                                 4,736             5,139
                                                        ------           -------
INTEREST EXPENSE:
  Deposits                                               1,387             1,709
  Short-term borrowings                                     31                64
  Long-term borrowings                                     509               508
                                                        ------           -------
       Total Int. Expense                                1,927             2,281
                                                        ------           -------
       Net Int. Income                                   2,809             2,858
PROVISION FOR LOAN LOSSES                                    0               190
                                                        ------           -------
  Net Int. Inc. after Prov.                              2,809             2,668
                                                        ------           -------
NON-INTEREST INCOME:
  Trust dept                                                54                48
  Service chgs. on deposits                                344               288
  Investment securities
    Gains(losses), net                                     202                 0
  Income on life insurance                                  57                60
  Mortgage banking income                                   32                50
  Other                                                    194               152
                                                        ------           -------
  Total Non-Interest Income                                883               598
                                                        ------           -------
NON-INTEREST EXPENSE:
  Salaries and benefits                                  1,229             1,062
  Occupancy, net                                           134               134
  Equipment                                                174               132
  PA Bank Shares tax                                        63                67
  ATM/Debit card expenses                                   81                55
  Consultant fees                                           50                41
  Director fees and benefits                                47                54
  Computer software licenses and maintenance                41                27
  Stationery and supplies                                   43                45
  Other                                                    415               331
                                                        ------           -------
       Tot. Non-int. Exp.                                2,277             1,948
                                                        ------           -------
  Income before income taxes                             1,415             1,318
INCOME TAX EXPENSE                                         329               266
                                                        ------           -------
       NET INCOME                                       $1,086            $1,052
                                                        ======           =======
NET INCOME PER SHARE                                     $0.34             $0.33
                                                        ======           =======
DIVIDENDS PER SHARE                                      $1.20             $0.19
                                                        ======           =======
Weighted Average No. of
  Shares Outstanding                                 3,187,555         3,188,718



                  The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; dollars in thousands)

                                                                      For the Quarter
                                                                      Ended March 31,
                                                                      2004       2003
                                                                     ------     -------
Operating Activities:
  Net Income                                                         $1,086      $1,052
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Provision for loan losses                                            0         190
     Depreciation                                                       118          91
  Incr. in cash-surr. value of life insurance                          -618         -60
  Investment securities gains, net                                     -202           0
  Loss (gain) on sale/disposal of bank
    premises and equipment                                                0           0
  Loss (gain) on the sale of foreclosed
    assets                                                                8         -20
  Deferred income taxes                                                 162          64
  Change in accrued interest receivable                                  17          18
  Change in other assets                                               -380         213
  Change in accrued interest payable                                    285         335
  Change in other liabilities                                           550         237
                                                                    -------     -------
            Net cash provided by operating activities                 1,026       2,120
                                                                    -------     -------
Investing Activities:
  Net (incr)decr in int-bearing balances                               -259      -2,360
  Proceeds from sale of securities                                    6,482           0
  Proceeds from the maturity of secs.                                 2,839       3,735
  Purchases of investment securities                                 -4,931      -2,666
  Net increase in loans                                              -7,692      -3,528
  Purchases of bank premises & equip't                               -1,248        -825
  Proceeds from sale of foreclosed assets                               819          55
                                                                    -------     -------
            Net cash used in investing activities                    -3,990      -5,589
                                                                    -------     -------
Financing Activities:
  Net (decr)incr. in demand and savings                                -603       6,084
  Net incr.(decr) in time deposits                                    2,210      -2,051
  Net decrease in federal funds sold                                      0           0
  Net incr.(decr) in short-term borrowings                            4,516        -156
  Long-term debt repayments                                             -52         -49
  Cash dividend paid                                                 -3,827        -606
  Reissue (purchase) of treasury stock                                    4         -11
                                                                    -------     -------
            Net cash provided by(used in) financing activities        2,248       3,211
                                                                    -------     -------
  Net decrease in cash & due from banks                                -716        -258
  Cash & due from banks, beg of period                                7,456       8,095
                                                                    -------     -------
  Cash & due from banks, end of period                                6,740       7,837
                                                                    =======     =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                       1,642       1,947
  Income taxes paid                                                       0           0
Supplemental Noncash Disclosures:
  Loan charge-offs                                                       44         241


                  The accompanying notes are an integral part of these consolidated financial statements.

                             Mid Penn Bancorp, Inc.
                   Notes to Consolidated Financial Statements

1. The consolidated interim financial statements have been prepared by the Corporation, with the exception of the consolidated balance sheet dated December 31, 2003, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10- Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5. Short-term borrowings as of March 31, 2004, and December 31, 2003, consisted of:

(Dollars in thousands)
                                    3/31/04     12/31/03
                                    -------     --------
Federal funds purchased             $10,400      $ 6,000
Repurchase agreements                 3,592        3,246
Treasury, tax and loan note             194          254
Due to broker                            18          188
                                    -------     --------
                                    $14,204      $ 9,688
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

6. MPB has an unfunded noncontributory defined benefit pension plan for directors. The plan provides defined benefits based on years of service. MPB also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. MPB uses a December 31 measurement date for its plans.

The components of net periodic benefit costs from these benefit plans are as follows:

         Three months ended March 31:
         (Dollars in thousands)

                                       Pension Benefits       Other Benefits
                                       2004       2003       2004         2003
                                       ----       ----       ----         ----
  Service cost                          $6         $5         $9           $7
  Interest cost                         10          9          8            7
  Expected return on plan assets         0          0          0            0
  Amortization of transition obligation  0          0          4            4
  Amortization of prior service cost     6          7          0            0
  Amortization of net (gain) loss        0          0          0           (1)
                                       ---         --         --          ---
       Net periodic benefit cost       $22        $21        $21          $17
                                       ---         --         --          ---

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

(In thousands)                                                Three Months
                                                             Ended March 31:
                                                            2004        2003
                                                           ------    --------
Net Income                                                 $1,086      $1,052
                                                           ------      ------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                                     689         188
  Less:  reclassification
   adjs for gains included
   in net income                                             -202           0
                                                           ------      ------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                                    487         188
  Income tax (provision) benefit
   related to other comp.income (loss)                       -170         -64
                                                           ------      ------
  Other comprehensive inc(loss)                               317         124
                                                           ------      ------
       Comprehensive Income                                 1,403       1,176
                                                           ======      ======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of March 31, 2004, compared to year-end 2003 and the Results of Operations for the first quarter of 2004 compared to the same period in 2003.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2004, increased to $377,952,000 from $373,466,000 as of December 31,2003.

During the first quarter of 2004, net loans outstanding increased by $7,692,000, or 3.4%. Interest-bearing balances, insured certificates of deposits in other financial institutions, increased by $259,000 as we continue to invest in these instruments to remain poised for rates to again rebound from their present levels, which remain near forty-year lows.

Total deposits increased by $1,607,000 during the first three months of 2004. The most significant component of this increase came from demand deposit accounts, which increased by $2,285,000. This increase comes in response to a continued effort to increase penetration of demand deposit products among the bank's loan customers.

Short-term borrowings increased by approximately $4,516,000 from year-end. These funds are being purchased overnight at the current federal fund rate of approximately 1.20%. It is anticipated that these additional borrowings will be repaid in June of this year when the bank acquires the deposits it is purchasing from the Dauphin Branch of Vartan National Bank.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank. A $5,000,000 fixed-rate borrowing was entered into during the quarter with the FHLB at a fixed rate of 2.17%.

As of March 31, 2004, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines and the Corporation's capital ratios are in excess of the Bank's capital ratios.

While we maintain a significant portion of our original market(the rural areas north of Harrisburg in Dauphin County), we are experiencing most of our growth and opportunity in the Harrisburg (Capital) metropolitan region. Thus, we feel that additional offices in the Capital region will afford us greater exposure and opportunities to reach new customers in this market. Thus, subject to regulatory approval, the bank will be acquiring approximately $12 million of deposits and $3.5 million of loans from the Dauphin Office of Vartan National Bank. These accounts will be serviced through existing capacity at Mid Penn Bank's Dauphin Office. During the quarter, we also purchased a property at 5500 Allentown Boulevard in Harrisburg for a future branch office site, as well as having entered into an agreement to lease office space near Market Square in downtown Harrisburg for a future downtown operation. In addition to our brick-and-mortar offices, Mid Penn Bank offers complete online banking services through our website at www.midpennbank.com.

RESULTS OF OPERATIONS

Net income for the first quarter of 2004 was $1,086,000, compared with $1,052,000 earned in the same quarter of 2003. Net income per share for the first quarters of 2004 and 2003 was $.34 and $.33, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 12.5% on an annualized basis for the first quarter of 2004 as compared to 11.9% for the same period in 2003.

Net interest income decreased as it continues to be very difficult for banks to reduce the cost of funds at a rate which keeps pace with the reduction in the return on assets. Net interest income of $2,809,000 for the quarter ended March 31, 2004, declined by 1.7% compared to the $2,858,000 earned in the same quarter of 2003. We continue to closely monitor net interest income, positioning the balance sheet so as to benefit in a rising rate environment. According to the recent statement by the Federal Reserve, it would appear that the next move in interest rates will be an increase.

The Bank made no provision for loan losses during the first quarter of 2004 and a provision of $190,000 during the first quarter of 2003. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period. Due to an improved economic environment and across-the-board improvements in all areas of nonperforming assets, management recommended following the results of the analysis and made no provision during this quarter.

Non-interest income amounted to $883,000 for the first quarter of 2004 compared to $598,000 earned during the same quarter of 2003. Gains on the sale of securities amounted to $202,000 during the first quarter of 2004. No securities were sold during the same quarter of 2003. A significant contribution to non-interest income continues to be insufficient fund (NSF) fee income. NSF fee income contributed in excess of $297,000 during the first quarter of 2004.

Non-interest expense amounted to $2,277,000 for the first quarter of 2004 compared to $1,948,000 incurred during the same quarter of 2003. The largest increase in non- interest expense during the first quarter of 2004 as compared to the same period in 2003, was the $167,000 increase in salary and benefits expense, which is largely attributable to the addition of three officer level employees, including two seasoned loan officers. The new personnel will all be helping to expand the bank's penetration in the Capital Region. The bank also incurred a one-time charge of approximately $40,000 in the transfer of debit card processors. By making this change, the bank expects to significantly lower ongoing costs in the processing of debit card transactions.

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

Funds generated from operations contributed approximately $1 million of funds for the first quarter of 2004. Another significant source of funds came from the sale and maturity of investment securities, which generated over $9 million in funds. These funds were reinvested in higher-yielding loans as loan demand heightened during the quarter. With interest rates being at record lows, security calls continue to be heavy. Securities were sold during the quarter to take advantage of temporary gains and to help reposition the portfolio for the increasing probability of rising rates. Short-term borrowings increased by approximately $4,516,000 from year-end. These funds are being purchased overnight at the current federal fund rate of approximately 1.20%. It is anticipated that these additional borrowings will be repaid in June of this year when the bank acquires the deposits it is purchasing from the Dauphin Branch of Vartan National Bank. Another source of funds came from the $1.6 million increase in deposits, the majority of which came from growth in demand and time deposits.

The major use of funds during the period was the net increase in loans of $7.6 million, particularly in the area of commercial loans secured by real estate. Another major use of cash during the first quarter was the payment of a special $1 per share dividend. The Board felt that in light of the current favorable tax treatment of dividend income that it could pay out some of the Bank's excess capital to shareholders in the form of a special dividend.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased to $1,791,000 representing 0.47% of total assets at March 31, 2004, from $2,767,000 or 0.74% of total assets at December 31, 2003. Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 2004.

The allowance for loan losses at March 31, 2004, was $2,956,000 or 1.23% of loans, net of unearned interest, as compared to $2,992,000 or 1.29% of loans, net of unearned interest, at December 31, 2003.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                                                        March 31,       Dec. 31,
                                                          2004           2003
                                                        --------       --------
Non-Performing Assets:
     Non-accrual loans                                     898            984
     Past due 90 days or more                              603            666
     Restructured loans                                      0              0
                                                      --------       --------
     Total non-performing loans                          1,501          1,650
     Other real estate                                     290          1,117
                                                      --------       --------
              Total                                      1,791          2,767
                                                      ========       ========
     Percentage of total loans outstanding               0.75%          1.18%
     Percentage of total assets                          0.47%          0.74%


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                         2,992          3,051

     Loans charged off:

     Commercial real estate, construction
      and land development                                   0            171
     Commercial, industrial and agricultural                 5            140
     Real estate - residential mortgage                      0              0
     Consumer                                               39             98
                                                      --------       --------
              Total loans charged off                       44            409
                                                      --------       --------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                   0              0
     Commercial, industrial and agricultural                 0             14
     Real estate - residential mortgage                      0              0
     Consumer                                                8             46
                                                      --------       --------
              Total recoveries                               8             60
                                                      --------       --------

       Net (charge-offs) recoveries                        -36           -349
                                                      --------       --------
       Current period provision for loan losses              0            290
                                                      --------       --------
       Balance end of period                             2,956          2,992
                                                      ========       ========


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

Mid Penn Bancorp, Inc.
Registrant

/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
--------------------------         -------------------------
By: Alan W. Dakey                  By: Kevin W. Laudenslager
Pres. & CEO                        Treasurer
Date:  May 4, 2004                 Date:  May 4, 2004