Form 10-Q
period 2004-06-30
MID PENN BANCORP INC
filed 2004-08-04
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004


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

3,188,711 shares of Common Stock, $1.00 par value per share, MPBre outstanding as of June 30, 2004.

                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in thousands)

                                                                                       June 30,             Dec. 31,
                                                                                         2004                 2003
                                                                                       --------             --------
ASSETS:
   Cash and due from banks                                                               $7,509               $7,456
   Interest-bearing balances                                                             69,950               69,918
   Available-for-sale securities                                                         44,268               54,093
   Federal funds sold                                                                         0                    0
   Loans                                                                                265,119              232,078
     Less,
        Allowance for loan losses                                                         3,378                2,992
                                                                                        -------              -------
              Net loans                                                                 261,741              229,086
                                                                                        -------              -------
   Bank premises and equip't, net                                                         4,991                3,920
   Foreclosed assets held for sale                                                          290                1,117
   Accrued interest receivable                                                            1,699                1,763
   Cash surrender value of life insurance                                                 5,631                4,953
   Deferred income taxes                                                                    868                  303
   Other assets                                                                           1,587                  857
                                                                                        -------              -------
              Total Assets                                                              398,534              373,466
                                                                                        =======              =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                                                35,549               30,762
   NOW                                                                                   35,469               36,917
   Money Market                                                                          46,250               45,457
   Savings                                                                               30,112               27,754
   Time                                                                                 155,857              147,448
                                                                                        -------              -------
              Total deposits                                                            303,237              288,338
                                                                                        -------              -------
  Short-term borrowings                                                                  12,341                9,688
  Accrued interest payable                                                                1,500                1,045
  Other liabilities                                                                       1,996                1,350
  Long-term debt                                                                         45,596               35,684
                                                                                        -------              -------
              Total Liabilities                                                         364,670              336,105
                                                                                        -------              -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,207,912 shares at both
    June 30, 2004 and December 31, 2003, resp.                                            3,208                3,208
   Additional paid-in capital                                                            23,472               23,472
   Retained earnings                                                                      7,401                9,805
   Accumulated other comprehensive inc(loss)                                                318                1,415
   Treasury Stock at cost
            (19,201 and 19,408 shs., resp.)                                                -535                 -539
                                                                                        -------              -------
             Total Stockholders' Equity                                                  33,864               37,361
                                                                                        -------              -------
              Total Liabilities & Equity                                                398,534              373,466
                                                                                        =======              =======

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited; dollars in thousands)

                                                                            Three Months                         Six Months
                                                                           Ended June 30,                     Ended June 30,
                                                                      2004             2003             2004              2003
INTEREST INCOME:                                                     -----            -----             -----            -----
  Interest & fees on loans                                          $3,968           $3,924            $7,707           $7,824
  Int.-bearing balances                                                456              557               904            1,152
  Treas. & Agency securities                                           152              132               304              283
  Municipal securities                                                 342              455               729              932
  Other securities                                                      11               21                21               37
  Fed funds sold and repos                                               0                0                 0                0
                                                                     -----            -----             -----            -----
       Total Int. Income                                             4,929            5,089             9,665           10,228
                                                                     -----            -----             -----            -----
INTEREST EXPENSE:
  Deposits                                                           1,365            1,524             2,753            3,233
  Short-term borrowings                                                 44               46                75              111
  Long-term borrowings                                                 476              538               984            1,045
                                                                     -----            -----             -----            -----
       Total Int. Expense                                            1,885            2,108             3,812            4,389
                                                                     -----            -----             -----            -----
       Net Int. Income                                               3,044            2,981             5,853            5,839
PROVISION FOR LOAN LOSSES                                              425               25               425              215
                                                                     -----            -----             -----            -----
  Net Int. Inc. after Prov.                                          2,619            2,956             5,428            5,624
                                                                     -----            -----             -----            -----
NON-INTEREST INCOME:
  Trust dept                                                            62               50               116               98
  Service chgs. on deposits                                            351              317               695              604
  Investment securities
    Gains(losses), net                                                 234              170               436              170
  Income on life insurance                                              60               40               117              100
  Other                                                                215              163               442              365
                                                                     -----            -----             -----            -----
  Total Non-Interest Income                                            922              740             1,806            1,337
                                                                     -----            -----             -----            -----
NON-INTEREST EXPENSE:
  Salaries and benefits                                              1,175            1,176             2,404            2,238
  Occupancy, net                                                       102              102               235              235
  Equipment                                                            164              157               338              288
  PA Bank Shares tax                                                    63               65               125              132
  ATM/Debit card expenses                                               42               44               123               99
  Consultant fees                                                       57               53               107               94
  Director fees and benefits                                            96               76               143              130
  Advertising Expense                                                   69               30               109               54
  Computer software licensing                                           48               41                89               68
  Stationery and supplies                                               52               55                95              100
  Other                                                                383              226               761              534
                                                                     -----            -----             -----            -----
       Tot. Non-int. Exp.                                            2,251            2,025             4,529            3,972
                                                                     -----            -----             -----            -----
  Income before income taxes                                         1,290            1,671             2,705            2,989
INCOME TAX EXPENSE                                                     317              404               646              670
                                                                     -----            -----             -----            -----

       NET INCOME                                                     $973           $1,267            $2,059           $2,319
                                                                     =====            =====             =====            =====
NET INCOME PER SHARE                                                 $0.30            $0.40             $0.65            $0.73
                                                                     =====            =====             =====            =====
DIVIDENDS PER SHARE                                                  $0.20            $0.20             $1.40            $0.40
                                                                     =====            =====             =====            =====
Weighted Average No. of
  Shares Outstanding                                             3,190,295        3,188,572         3,188,925        3,188,645

The accompanying notes are an integral part of these consolidated financial statements.


                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                                                     For the Six Months
                                                                                     Ended June 30,
                                                                                           2004             2003
                                                                                         --------         --------
Operating Activities:
  Net Income                                                                              $2,059            $2,319
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                  425               215
  Depreciation                                                                               238               202
  Incr. in cash-surr. value of life insurance                                               -678              -100
  Investment securities gains, net                                                          -436              -170
  Loss (gain) on sale/disposal of bank
    premises and equipment                                                                     0                 0
  Loss (gain) on the sale of foreclosed
    assets                                                                                     8               -20
  Deferred income taxes                                                                     -565               279
  Change in accrued interest receivable                                                       64               130
  Change in other assets                                                                     399                80
  Change in accrued interest payable                                                         455               285
  Change in other liabilities                                                                646               152
                                                                                         -------           -------
            Net cash provided by
            operating activities                                                           2,615             3,372
                                                                                         -------           -------
Investing Activities:
  Net (incr)decr in int-bearing balances                                                     -32            -2,243
  Incr. in federal funds sold                                                                  0                 0
  Proceeds from sale of securities                                                        13,741             2,802
  Proceeds from the maturity of secs.                                                      4,246             6,224
  Purchases of investment securities                                                      -9,381            -4,581
  Net increase in loans                                                                  -30,597            -1,592
  Purchases of bank premises & equip't                                                    -1,309              -883
  Proceeds from sale of foreclosed assets                                                    819               268
  Capitalized additions - ORE                                                                  0                 0
  Purchase/assumption -- Vartan Nat'l accounts                                             4,139                 0
                                                                                         -------           -------
            Net cash provided by(used in)
            investing activities                                                         -18,374                -5
                                                                                         -------           -------
Financing Activities:
  Net incr. in demand and savings                                                          2,193             6,726
  Net (decr)incr. in time deposits                                                         5,513            -5,938
  Net decrease in federal funds sold                                                           0                 0
  Net decrease in short-term borrowings                                                    2,653            -9,105
  Long-term debt repayments                                                               -5,088               -98
  Increase in long-term borrowings                                                        15,000             5,000
  Cash dividend paid                                                                      -4,463            -1,218
  Purchase of treasury stock                                                                   4               -20
                                                                                         -------           -------
            Net cash provided by(used in)
            financing activities                                                          15,812            -4,653
                                                                                         -------           -------
  Net incr(decr) in cash & due from banks                                                     53            -1,286
  Cash & due from banks, beg of period                                                     7,456             8,095
                                                                                         -------           -------
  Cash & due from banks, end of period                                                     7,509             6,809
                                                                                         =======           =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                            3,357             4,104
  Income taxes paid                                                                          240               530
Supplemental Noncash Disclosures:
  Loan charge-offs                                                                            58               262
  Transfers to other real estate                                                               0               145

Business Combination:
  Loans purchased                                                                          2,483                 0
  DDA and savings accounts assumed                                                        -4,297                 0
  Time deposits assumed                                                                   -2,896                 0
  Vault cash purchased                                                                        21                 0
  Core deposit intangible                                                                    291                 0
  Goodwill                                                                                   259                 0
                                                                                         -------           -------
                                                                                          -4,139                 0
                                                                                         =======           =======

                   Mid Penn Bancorp, Inc. (MPB)
         Notes to Consolidated Financial Statements

1. The consolidated interim financial statements have been prepared by MPB, with the exception of the consolidated balance sheet dated December 31, 2003, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10- Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. Management believes, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in MPB's most recent Form 10-K.

2. Interim statements are subject to possible adjustments in connection with the annual audit of MPB's accounts for the full fiscal year. In our opinion, all necessary adjustments have been included so that the interim financial statements are not misleading.

3. The results of operations for the interim periods presented are not necessarily an indicator of the results expected for the full year.

4. Management considers the allowance for loan losses to be adequate at this time.

5. Short-term borrowings as of June 30, 2004, and December 31, 2003, consisted of:

(Dollars in thousands)
                                    6/30/04     12/31/03
                                    -------     --------
Federal funds purchased             $ 9,000      $ 6,000
Repurchase agreements                 2,915        3,246
Treasury, tax and loan note             426          254
Due to broker                             0          188
                                    -------     --------
                                    $12,341      $ 9,688
                                    =======      =======

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by MPB are placed in the Treasury note option account. The due to broker balance represents previous day balances transferred from deposit accounts under a sweep account agreement.

6. MPB has an unfunded noncontributory defined benefit retirement plan for directors. The plan provides defined benefits based on years of service. MPB also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. MPB uses a December 31 measurement date for its plans.

The components of net periodic benefit costs from these benefit plans are as follows:


         Six months ended June 30:
         (Dollars in thousands)

                                                                          Pension Benefits                  Other Benefits

                                                                        2004            2003             2004            2003
  Service cost                                                         $11,054         $10,020          $18,902         $14,994
  Interest cost                                                        $19,396         $18,598          $15,864         $14,822
  Expected return on plan assets                                       $     -         $     -          $     -         $     -
  Amortization of transition obligation                                $     -         $     -          $ 7,364         $ 7,364
  Amortization of prior service cost                                   $13,032         $13,032          $     -         $     -
  Amortization of net (gain) loss                                      $     -         $     -          $     -         $(1,412)
                                                                       --------        -------          -------         --------
       Net periodic benefit cost                                       $43,482         $41,650          $42,130         $35,768
                                                                       --------        -------          -------         --------

7. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends. MPB's basic and diluted earnings per share are the same since there are no dilutive shares of securities outstanding.

8. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in MPB's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For MPB, "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held.


(In thousands)                                                             Three Months               Six Months
                                                                           Ended June 30:           Ended June 30:
                                                                         2004         2003         2004        2003
                                                                       --------     --------     --------    --------
Net Income                                                               $973       $1,267        $2,059      $2,319
                                                                       --------     --------     --------    --------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                                              -1,908          974        -1,219       1,162
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                                         -234         -170          -436        -170
                                                                       --------     --------     --------    --------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                                             -2,142          771        -1,655         992
  Income tax (provision) benefit
   related to other comp.income (loss)                                    728         -262           558        -337
                                                                       --------     --------     --------    --------
  Other comprehensive inc(loss)                                        -1,414          509        -1,097         655
                                                                       --------     --------     --------    --------
       Comprehensive Income (Loss)                                       -441        1,776           962       2,974
                                                                       =======       =======     =======      ======


9. On June 14, 2004, MPB consummated the purchase of assets and assumption of liabilities of the Dauphin Office of Vartan National Bank. MPB approved this deal in order to increase market share in the Central Pennsylvania Area. The loans purchased amounted to $2,483,000, while DDA and Savings totaled $4,297,000. Time deposits amounted to $2,896,000. A premium paid of $550,000 coupled with a $21,000 payment for vault cash at the office make the net receipt of cash $4,139,000 from Vartan National for the transaction.

10. MPB has made a commitment to provide a certain death benefit to one of its executive officers, the present value of which cannot be presently determined. This commitment is likely to have a significant cost to the corporation, affecting the results of operations in the quarter in which the cost is determined.

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of June 30, 2004, compared to year-end 2003 and the Results of Operations for the second quarter and the first six months of 2004 compared to the same periods in 2003.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2004, were $398,534,000, compared to $373,466,000 as of December 31, 2003. Asset growth has been challenged this year by both the general economic downturn and the competitive environment with more banks chasing a smaller amount of commercial borrowing activity. It is currently our stance to only pursue growth that makes sense from the standpoint of both profitability and interest-rate risk.

During the first half of 2004, net loans outstanding increased by $32,905,000 from year end. This 14% increase was due to several factors. These factors include a purchase of the accounts of the Vartan National Bank Dauphin Office, which included approximately $2.5 million in loans, the addition of two seasoned lenders to our lending team as well as improvements in loan demand and the economic environment in general.

The June consummation of the purchase/assumption of the Vartan accounts has resulted in the recognition of certain intangible assets. These intangible assets include a core deposit intangible of $291,000 amortizable over 8 years, and goodwill of $358,000. The goodwill is not amortized as an expense, rather it will be tested annually for any impairment.

Total deposits increased by $14,899,000 during the first six months of 2004. More than $6.5 million of this increase came from the deposits acquired from the accounts of the Dauphin Office of Vartan National Bank.

Loan growth was funded by a decrease in the investment portfolio, increased deposits and borrowings. Short-term borrowings increased by $2.6 million from year end and long-term borrowings increased by approximately $10 million. Long-term borrowings locked in the low interest rates as the FRB has begun to raise interest rates. During the second quarter, MPB entered into a $5 million five-year borrowing at a rate of 4.22%. All components of long-term debt are advances from the FHLB.

As of June 30, 2004, the Bank's capital ratios exceed minimum guidelines and MPB's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first six months of 2004 was $2,059,000, compared with $2,319,000 earned in the same period of 2003. Net income per share for the same period of 2004 and 2003 was $.65 and $.73, respectively. Net income as a percentage of average stockholders' equity, also known as return on equity,
(ROE), was 11.8% on an annualized basis for the first half of 2004 and 13.0% for the same period of 2003.

Net income for the second quarter of 2004 was $973,000, compared with $1,267,000 earned in the same quarter of 2003. Net income per share for the second quarters of 2004 and 2003 was $.30 and $.40, respectively. The decrease in net income was largely due to flat net interest income in the persistent low rate environment coupled with higher expenses, including expenses involved with the Vartan National Bank Dauphin Office purchase/assumption as well as the larger second quarter provision for loan losses.

Net interest income of $3,044,000 for the quarter ended June 30, 2004, remained fairly flat compared to the $2,981,000 earned in the same quarter of 2003, increasing a mere 2.1% despite significant asset growth. Short-term interest rates remained near forty-year lows, which contributed to the continued compression of margin.

During the second quarter of 2004, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At June 30, 2004, these scenarios were within the guidelines of +/- 20% in net interest income; however, actual results could vary significantly from the calculations prepared by management.

MPB made provisions for loan losses of $425,000 and $25,000 during the second quarters of 2004 and 2003, respectively. The majority of the increase was due to the reclassification of a large commercial real estate loan coupled with the addition of the Vartan loans and the other new loan activity generated in the second quarter. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $922,000 for the second quarter of 2004 compared to $740,000 earned during the same quarter of 2003. The sale of municipal bonds resulted in a gain of $234,000. The bonds were sold in order to realize some of the existing appreciation in these fixed-income securities and to reduce average maturities in the securities portfolio in light of expected future rate increases. Service charges on deposits grew by more than 10% during the second quarter of 2004 compared to the same period of 2003 as MPB continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed approximately $590,000 of income during the first half of 2004.

Non-interest expense increased by 11.2% during the second quarter of 2004 compared to the same quarter of 2003. A significant increase was $39,000 in additional marketing expense used largely to purchase media ads in the Capital Region. Combination expenses of more than $12,000 were also realized in the purchase of the accounts from Vartan National Bank.

A portion of MPB's portfolio of interest-bearing balances (insured jumbo certificates of deposit of other banks with original maturities of one to five years) is being monitored as interest rates rise. The certificates being monitored are those with an original maturity of five years, representing approximately 16% of the portfolio. The remaining 84% of the portfolio is made up of certificates with original maturities of two years or less, the majority of which mature within one year. If interest rates reach a point where it would maximize net income over the life of the five-year certificates to redeem them early, paying the early withdrawal penalties, and reinvesting at higher rates, Management may exercise this option to increase future earnings. If they were redeemed early, the aggregate current period expense associated with the penalties would approximate $200,000.

LIQUIDITY

MPB's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity include interest bearing balances, investment securities, overnight borrowings of federal funds (and Flex Line), payments received on loans, and increases in deposit liabilities.

Funds generated from operations were a significant source of funds for the first half of 2004. Also major sources of funds came from the net increase in deposits of $14.9 million, the net cash decrease in investment securities of $9.8 million, reflecting the sale of over $13 million in municipal securities to realize a gain on market value, and fifteen million in long-term borrowings. In addition, an increase in short-term borrowings of $2.6 million was used to meet the funding needs of the increased loan demand of the quarter.

A major use of funds during the period was the net increase in loans of approximately $33 million.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased significantly to $1,752,000 representing 0.44% of total assets at June 30, 2004, from $2,767,000 or 0.74% of total assets at December 31, 2003. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 2004.

The allowance for loan losses at June 30, 2004, was $3,378,000 or 1.27% of loans, net of unearned interest, as compared to $2,992,000 or 1.29% of loans, net of unearned interest, at December 31, 2003.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                                                                                           June 30,        Dec. 31,
                                                                                             2004            2003
                                                                                           --------        --------
Non-Performing Assets:
     Non-accrual loans                                                                        898             984
     Past due 90 days or more                                                                 564             666
     Restructured loans                                                                         0               0
                                                                                         --------        --------
     Total non-performing loans                                                             1,462           1,650
     Other real estate                                                                        290           1,117
                                                                                         --------        --------
              Total                                                                         1,752           2,767
                                                                                         ========        ========
     Percentage of total loans outstanding                                                   0.66%           1.18%
     Percentage of total assets                                                              0.44%           0.74%


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                                                             2,992           3,051

     Loans charged off:

     Commercial real estate, construction
      and land development                                                                      0             171
     Commercial, industrial and agricultural                                                    5             140
     Real estate - residential mortgage                                                         0               0
     Consumer                                                                                  53              98
                                                                                         --------        --------
              Total loans charged off                                                          58             409
                                                                                         --------        --------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                                                      0               0
     Commercial, industrial and agricultural                                                    0              14
     Real estate - residential mortgage                                                         0               0
     Consumer                                                                                  19              46
                                                                                         --------        --------
              Total recoveries                                                                 19              60
                                                                                         --------        --------

       Net (charge-offs) recoveries                                                           -39            -349
                                                                                         --------        --------
       Current period provision for
                  loan losses                                                                 425             290
                                                                                         --------        --------
       Balance end of period                                                                3,378           2,992
                                                                                        =========        ========


                    Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings - Nothing to report

Item 2.  Changes in Securities - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security
         Holders:

     At the Annual Meeting of Shareholders held on April 27, 2004, a vote was held for the election of Class C directors: A. James Durica, Theodore W. Mowery, William G. Nelson, Donald
     E. Sauve to serve for a three-year term, and to ratify the selection of Parente Randolph as external auditors for MPB for the year ending December 31, 2004. A. James Durica received 2,903,696 votes for and 10,511 votes withheld. Theodore Mowery received 2,902,604 votes for and 11,603 votes withheld. William Nelson received 2,912,525 votes for and 1,683 votes withheld. Donald Sauve received 2,880,220 votes for and 33,987 withheld. The selection of external auditors received 2,906,007 votes for, 6,557 votes against, and 1,643 votes abstaining.

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
Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
-----------------                  -------------------------
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  August 5, 2004              Date:  August 5, 2004