Form 10-Q
period 2004-09-30
MID PENN BANCORP INC
filed 2004-11-05
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                          Form 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004


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

3,187,855 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 2004.

                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)

                                                                  Sept. 30,            Dec. 31,
                                                                    2004                2003
                                                                  --------            --------
ASSETS:
   Cash and due from banks                                          $6,131              $7,456
   Interest-bearing balances                                        61,978              69,918
   Available-for-sale securities                                    42,021              54,093
   Federal funds sold                                                    0                   0
   Loans                                                           277,173             232,078
     Less,
        Allowance for loan losses                                    3,560               2,992
                                                                   -------             -------
              Net loans                                            273,613             229,086
                                                                   -------             -------
   Bank premises and equip't, net                                    4,975               3,920
   Foreclosed assets held for sale                                     276               1,117
   Accrued interest receivable                                       1,826               1,763
   Cash surrender value of life insurance                            5,673               4,953
   Deferred income taxes                                               577                 303
   Other assets                                                      1,479                 857
                                                                  -------             -------
              Total Assets                                         398,549             373,466
                                                                   =======             =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                           36,145              30,762
   NOW                                                              33,915              36,917
   Money Market                                                     43,881              45,457
   Savings                                                          28,850              27,754
   Time                                                            157,869             147,448
                                                                   -------             -------
              Total deposits                                       300,660             288,338
                                                                   -------             -------
  Short-term borrowings                                              9,229               9,688
  Accrued interest payable                                           1,675               1,045
  Other liabilities                                                  2,180               1,350
  Long-term debt                                                    49,986              35,684
                                                                   -------             -------
              Total Liabilities                                    363,730             336,105
                                                                   -------             -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,207,912 shares at both
    Sept. 30, 2004 and December 31, 2003, resp.                      3,208               3,208
   Additional paid-in capital                                       23,472              23,472
   Retained earnings                                                 7,819               9,805
   Accumulated other comprehensive inc(loss)                           883               1,415
   Treasury Stock at cost
            (20,057 and 19,408 shs., resp.)                           -563                -539
                                                                   -------             -------
             Total Stockholders' Equity                             34,819              37,361
                                                                   -------             -------
              Total Liabilities & Equity                           398,549             373,466
                                                                   =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                                         Three Months                      Nine Months
                                                       Ended Sept. 30,                   Ended Sept. 30,
                                                    2004             2003             2004            2003
INTEREST INCOME:                                     -----            -----           -----            -----
  Interest & fees on loans                          $4,274           $3,832         $11,981          $11,656
  Int.-bearing balances                                459              490           1,363            1,641
  Treas. & Agency securities                           149              134             453              417
  Municipal securities                                 283              429           1,013            1,361
  Other securities                                      12               14              33               51
  Fed funds sold and repos                               0                3               0                3
                                                     -----            -----           -----            -----
       Total Int. Income                             5,177            4,902          14,843           15,129
                                                     -----            -----           -----            -----
INTEREST EXPENSE:
  Deposits                                           1,441            1,446           4,194            4,679
  Short-term borrowings                                 34                7             109              118
  Long-term borrowings                                 546              581           1,531            1,626
                                                     -----            -----           -----            -----
       Total Int. Expense                            2,021            2,034           5,834            6,423
                                                     -----            -----           -----            -----
       Net Int. Income                               3,156            2,868           9,009            8,706
PROVISION FOR LOAN LOSSES                              200               75             625              290
                                                     -----            -----           -----            -----
  Net Int. Inc. after Prov.                          2,956            2,793           8,384            8,416
                                                     -----            -----           -----            -----
NON-INTEREST INCOME:
  Trust dept                                            61               53             178              151
  Service chgs. on deposits                            389              303           1,084              908
  Investment securities
    Gains(losses), net                                  39               88             475              258
  Income on life insurance                              42               50             159              150
  Other                                                250              179             691              544
                                                     -----            -----           -----            -----
  Total Non-Interest Income                            781              673           2,587            2,011
                                                     -----            -----           -----            -----
NON-INTEREST EXPENSE:
  Salaries and benefits                              1,294            1,127           3,698            3,365
  Occupancy, net                                       113               93             348              329
  Equipment                                            159              147             496              434
  PA Bank Shares tax                                    66               66             192              198
  ATM/Debit card expenses                               46               31             169              130
  Consultant fees                                       85               46             192              140
  Director fees and benefits                            51               37             194              167
  Advertising Expense                                   30               22             139               76
  Computer software licensing                           46               10             135               78
  Stationery and supplies                               35               31             130              131
  Other                                                406              467           1,167            1,001
                                                     -----            -----           -----            -----
       Tot. Non-int. Exp.                            2,331            2,077           6,860            6,049
                                                     -----            -----           -----            -----
  Income before income taxes                         1,406            1,389           4,111            4,378
INCOME TAX EXPENSE                                     349              303             995              973
                                                     -----            -----           -----            -----

       NET INCOME                                   $1,057           $1,086          $3,116           $3,405
                                                     =====            =====           =====            =====
NET INCOME PER SHARE                                 $0.33            $0.34           $0.98            $1.07
                                                     =====            =====           =====            =====
DIVIDENDS PER SHARE                                  $0.20            $0.20           $1.60            $0.60
                                                     =====            =====           =====            =====
Weighted Average No. of
  Shares Outstanding                             3,189,643        3,186,990       3,189,164        3,188,087

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited; Dollars in thousands)

                                                                      For the Nine Months
                                                                         Ended Sept. 30,
                                                                   2004                    2003
                                                                 -------                  -------
Operating Activities:
  Net Income                                                     $3,116                   $3,405

Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                                         625                      290
  Depreciation                                                      360                      320
  Incr. in cash-surr. value of life insurance                      -720                     -151
  Investment securities gains, net                                 -475                     -258
  Loss (gain) on sale/disposal of bank
    premises and equipment                                            0                        0
  Loss (gain) on the sale of foreclosed
    assets                                                            8                      -20
  Deferred income taxes                                            -274                      -49
  Change in accrued interest receivable                             -63                      200
  Change in other assets                                            216                      358
  Change in accrued interest payable                                630                      583
  Change in other liabilities                                       830                      223
                                                                -------                  -------
            Net cash provided by
            operating activities                                  4,253                    4,901
                                                                -------                  -------
Investing Activities:
  Net (incr)decr in int-bearing balances
                                                                  7,940                   -2,864
  Incr. in federal funds sold                                         0                     -450
  Proceeds from sale of securities                               16,195                    5,255
  Proceeds from the maturity of secs.                             4,934                   11,435
  Purchases of investment securities                             -9,381                  -10,876
  Net increase in loans                                         -42,689                  -13,541
  Purchases of bank premises & equip't                           -1,415                     -944
  Proceeds from sale of foreclosed assets                           853                      476
  Capitalized additions - ORE                                         0                        0
  Purchase/assumption -- Vartan Nat'l accounts                    4,139                        0
                                                                -------                  -------
            Net cash provided by(used in)
            investing activities                                -19,424                  -11,509
                                                                -------                  -------
Financing Activities:
  Net (decr)incr. in demand and savings                          -2,396                   10,399
  Net (decr)incr. in time deposits                                7,525                    2,398
  Net decrease in federal funds sold                                  0                        0
  Net decrease in short-term borrowings                            -459                  -13,967
  Long-term debt repayments                                      -5,102                     -148
  Increase in long-term borrowings                               19,400                    8,500
  Cash dividend paid                                             -5,102                   -1,862
  Purchase of treasury stock                                        -24                      -64
                                                                -------                  -------
            Net cash provided by(used in)
            financing activities                                 13,846                    5,256
                                                                -------                  -------
  Net incr(decr) in cash & due from banks                        -1,325                   -1,352
  Cash & due from banks, beg of period                            7,456                    8,095
                                                                -------                  -------
  Cash & due from banks, end of period                            6,131                    6,743
                                                                =======                  =======
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                   5,204                    5,840
  Income taxes paid                                                 905                    1,055
Supplemental Noncash Disclosures:
  Loan charge-offs, net of recoveries                                57                      229
  Transfers to other real estate                                     20                      145
Business Combination:
  Loans purchased                                                 2,483                        0
  DDA and savings accounts assumed                               -4,297                        0
  Time deposits assumed                                          -2,896                        0
  Vault cash purchased                                               21                        0
  Core deposit intangible                                           291                        0
  Goodwill                                                          259                        0
                                                                -------                  -------
                                                                 -4,139                        0
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

5. Short-term borrowings as of September 30, 2004, and December 31, 2003, consisted of:

(Dollars in thousands)
                                    9/30/04     12/31/03
                                    -------     --------
Federal funds purchased             $ 5,900      $ 6,000
Repurchase agreements                 2,789        3,246
Treasury, tax and loan note             540          254
Due to broker                             0          188
                                    -------     --------
                                    $ 9,229      $ 9,688
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

The components of net periodic benefit costs from these benefit plans are as follows:

     Nine months ended September 30:

                                                      Pension Benefits                  Other Benefits
                                                    2004            2003             2004            2003
  Service cost                                    $16,581          $15,030         $28,353          $22,491
  Interest cost                                   $29,094          $27,897         $23,796          $22,233
  Expected return on plan assets                  $  -             $  -            $  -             $  -
  Amortization of transition obligation           $  -             $  -            $11,046          $11,046
  Amortization of prior service cost              $19,548          $19,548         $   -            $  -
  Amortization of net (gain) loss                 $  -             $ -             $   -            $(2,118)
                                                   -----           -------         -------          -------
       Net periodic benefit cost                  $65,223          $62,475         $63,195          $53,652
                                                   -----           -------         -------          -------

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

(In thousands)                                       Three Months              Nine Months
                                                     Ended Sept. 30:           Ended Sept. 30:
                                                     2004         2003         2004        2003
                                                   --------     --------     --------    --------
Net Income                                          $1,057       $1,086      $3,116      $3,405
                                                    ------       ------      ------      ------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                              895       -1,051        -324         111
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                       -39          -88        -475        -258
                                                    ------       ------      ------      ------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                             856       -1,139        -799        -147
  Income tax (provision) benefit
   related to other comp.income (loss)                -291          387         267          50
                                                    ------       ------      ------      ------
  Other comprehensive inc(loss)                        565         -752        -532         -97
                                                    ------       ------      ------      ------
       Comprehensive Income                          1,622          334       2,584       3,308
                                                    ======       ======      ======      ======

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

10. MPB has made a commitment to provide a certain death benefit to one of its executive officers. This commitment is being funded with bank-owned life insurance, in addition to a life insurance agreement with associated costs of approximately $72,000 in 2004, $121,000 in 2005, and $83,000 in 2006.

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of September 30, 2004, compared to year-end 2003 and the Results of Operations for the third quarter and the first nine months of 2004 compared to the same periods in 2003.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of Sept. 30, 2004, were $398,549,000, compared to $373,466,000 as of December 31, 2003. Asset growth has been led by demand for commercial real estate loans, particularly in the Capital Region.

During the first nine months of 2004, net loans outstanding increased by $44,527,000 from year end. This 19% increase was due to several factors. These factors include a purchase of the accounts of the Vartan National Bank Dauphin Office, which included approximately $2.5 million in loans, the addition of two seasoned lenders to our lending team as well as improvements in loan demand and the economic environment in general.

The June consummation of the purchase/assumption of the Vartan accounts has resulted in the recognition of certain intangible assets. These intangible assets include a core deposit intangible of $291,000 amortizable over 8 years, and goodwill of $259,000. The goodwill is not amortized as an expense, rather it will be tested annually for any impairment.

Mid Penn Bank has also entered into an agreement to sell its Tremont office accounts to Minersville Safe Deposit Bank and Trust to be consummated in late January of 2005. The office being sold has not experienced any significant growth and currently services approximately $4.5 million in deposits. The office is located in a building that was operated as a crafts store. The store has since ceased operation, and MPB will be losing its lease.

Total deposits increased by $12,322,000 during the first nine months of 2004. More than $6.5 million of this increase came from the deposits acquired from the accounts of the Dauphin Office of Vartan National Bank.

Loan growth was funded by a decrease in the investment portfolio, increased deposits and borrowings. Net long-term borrowings increased by approximately $14.3 million in an effort to lock in low interest rates as rates begin to rise. During the third quarter, MPB entered into a $5 million three-year borrowing at a rate of 3.71%, as well as a $4.4 million twenty-two year Community Lending Program advance at 4.80% used as matched funding for a municipal loan. All components of long-term debt are advances from the FHLB.

As of September 30, 2004, the Bank's capital ratios exceed minimum guidelines for well-capitalized banks, and MPB's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first nine months of 2004 was $3,116,000, compared with $3,405,000 earned in the same period of 2003. Net income per share for the same period of 2004 and 2003 was $.98 and $1.07, respectively. Net income as a percentage of average stockholders' equity, also known as return on equity,
(ROE), was 12.1% on an annualized basis for the first three quarters of 2004 and 12.7% for the same period of 2003.

Net income for the third quarter of 2004 was $1,057,000, compared with $1,086,000 earned in the same quarter of 2003. Net income per share for the third quarters of 2004 and 2003 was $.33 and $.34, respectively. The decrease in net income was largely due to higher expenses, particularly salary and benefits costs as well as the larger third quarter provision for loan losses.

Net interest income of $3,156,000 for the quarter ended
September 30, 2004, has begun to rebound, increasing by more than 10% compared to the $2,868,000 earned in the same quarter of 2003. Short-term interest rates, which remained near forty-year lows through the first half of the year, have begun to increase. This increase in rates, coupled with significant asset growth, bodes well for increasing net interest income in future periods.

During the third quarter of 2004, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are instantaneously increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At Sept. 30, 2004, these scenarios were within the guidelines of +/- 20% in net interest income; however, actual results could vary significantly from the calculations prepared by management.

MPB made provisions for loan losses of $200,000 and $75,000 during the third quarters of 2004 and 2003, respectively. The majority of the increase was due to the reclassification of a large commercial real estate loan that is performing but was reclassified to the substandard category during the second quarter, coupled with the addition of the Vartan loans and other new loan activity generated in the third quarter. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $781,000 for the third quarter of 2004 compared to $673,000 earned during the same quarter of 2003. The sale of municipal bonds resulted in a gain of $39,000. The bonds were sold in order to realize some of the existing appreciation in these fixed-income securities and to reduce average maturities in the securities portfolio in light of expected future rate increases. Service charges on deposits grew by more than 28% during the third quarter of 2004 compared to the same period of 2003 as MPB continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed approximately $323,000 of income during the third quarter of 2004.

Non-interest expense increased by 12.2% during the third quarter of 2004 compared to the same quarter of 2003. A significant increase was $167,000 in additional personnel expense as the bank is hiring and training additional personnel in preparation for the opening of two new offices in the Capital Region in early 2005.

A portion of MPB's portfolio of interest-bearing balances (insured jumbo certificates of deposit of other banks with original maturities of one to five years) is being monitored as interest rates rise. The certificates being monitored are those with an original maturity of five years, representing approximately 20% of the portfolio. The remaining 80% of the portfolio is made up of certificates with original maturities of two years or less, the majority of which mature within one year. If interest rates reach a point where it would maximize net income over the life of the five-year certificates to redeem them early, paying the early withdrawal penalties, and reinvesting at higher rates, Management may exercise this option to increase future earnings. If they were redeemed early, the aggregate current period expense associated with the penalties would approximate $200,000.

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

Funds generated from operations were a significant source of funds for the first nine months of 2004. Also major sources of funds came from the net increase in deposits of $12.3 million, the net cash decrease in investment securities of $12.1 million, reflecting the sale of over $16 million in municipal securities to realize a gain on market value, and $19.4 million in long-term borrowings.

A major use of funds during the period was the net increase in loans of approximately $44.5 million.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets decreased significantly to $1,719,000 representing 0.43% of total assets at Sept. 30, 2004, from $2,767,000 or 0.74% of total assets at December 31, 2003. Most non-performing assets are supported by collateral value that appears to be adequate at Sept. 30, 2004.

The allowance for loan losses at Sept. 30, 2004, was $3,560,000 or 1.28% of loans, net of unearned interest, as compared to $2,992,000 or 1.29% of loans, net of unearned interest, at December 31, 2003.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                      MID PENN BANCORP, INC.

                                                              Sept. 30        Dec. 31,
                                                                2004            2003
                                                              --------        --------
Non-Performing Assets:
     Non-accrual loans                                              873           984
     Past due 90 days or more                                       570           666
     Restructured loans                                               0             0
                                                               --------      --------
     Total non-performing loans                                   1,443         1,650
     Other real estate                                              276         1,117
                                                               --------      --------
              Total                                               1,719         2,767
                                                               ========      ========
     Percentage of total loans outstanding                        0.62%         1.18%
     Percentage of total assets                                   0.43%         0.74%


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                                  2,992         3,051

     Loans charged off:

     Commercial real estate, construction
      and land development                                           25           171
     Commercial, industrial and agricultural                         10           140
     Real estate - residential mortgage                               0             0
     Consumer                                                        62            98
                                                               --------      --------
              Total loans charged off                                97           409
                                                               --------      --------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                            0             0
     Commercial, industrial and agricultural                          5            14
     Real estate - residential mortgage                               0             0
     Consumer                                                        35            46
                                                               --------      --------
              Total recoveries                                       40            60
                                                               --------      --------

       Net (charge-offs) recoveries                                 -57          -349
                                                               --------      --------
       Current period provision for
                  loan losses                                       625           290
                                                               --------      --------
       Balance end of period                                      3,560         2,992
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

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
-----------------------            -------------------------
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  November 5, 2004            Date:  November 5, 2004