Form 10-K
period 2004-12-31
MID PENN BANCORP INC
filed 2005-03-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $27.90 per share, as reported by the AMEX, on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $76,426,000.

As of February 15, 2005, the registrant had 3,188,826 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated herein by reference in response to Part II, hereof. Portions of the registrant’s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

MPB’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank which is managed as a single business segment. At December 31, 2004, MPB had total consolidated assets of $403,256,000 total deposits of $301,144,000 and total shareholders’ equity of $35,272,000.

As of December 31, 2004, Mid Penn Bancorp did not own or lease any properties. Mid Penn Bank owns the banking offices identified in Item 2. All MPB employees are employed by Mid Penn Bank, Mid Penn Insurance Services, LLC or Mid Penn Investment Corporation.

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

At December 31, 2004, Mid Penn Bank had 107 full-time and 24 part-time employees. No employees are represented by a collective bargaining agent, and the bank believes it enjoys good relations with its personnel.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2004, Mid Penn Bank’s highest concentrations of credit were in mobile home park land and commercial real estate office financings and most of the bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, Western Schuylkill, and Cumberland Counties.

Investment Activities

MPB’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provide the necessary balance sheet liquidity for MPB. MPB does not have any significant concentrations of investment securities.

MPB’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at market value. MPB’s investments include US Treasury,

agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment of these securities changes, MPB’s existing securities are valued differently in comparison. This difference in value, or unrealized gain, amounted to $693,000, net of tax, as of December 31, 2004. A majority of the investments are high quality United States and municipal securities that if held to maturity are expected to yield no loss to the bank.

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
Mechanicsburg, PA 17050

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR MPB’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by this Item 5, regarding market value, dividend payments, and number of shareholders is set forth on page 40 of MPB’s 2004 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

As of February 15, 2005, there were approximately 1030 shareholders of record of MPB’s common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this Item is set forth on page 40 of MPB’s 2004 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in MPB’s 2004 Annual Report to Shareholders as incorporated by reference to Exhibit 13, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MPB to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

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

The information required by this Item is set forth on pages 26-40 of MPB’s 2004 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is set forth on pages 38-39 of MPB’s 2004 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 4-25 of MPB’s 2004 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in MPB’s internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date MPB carried out its evaluation.

Mid Penn Bancorp, Inc. Management Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a and 15(d) – 15(f) under the Exchange Act of 1934 (“1934 Act”). The corporation’s internal control over financial reporting includes those policies and procedures that pertain to the corporation’s ability to record, process, summarize, and report reliable financial data. All internal control systems have inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In performing this assessment, management has identified the material weaknesses in internal controls listed below:

•	Lack of sufficient finance personnel to effect adequate segregation of duties in financial statement preparation

•	Lack of adequate internal controls and testing in the area of information technology

As a result of these two material weaknesses in the corporation’s internal control over financial reporting, management has concluded that the corporation’s internal control over financial reporting, as of December 31, 2004, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Remediation steps to address material weaknesses:

Lack of sufficient finance personnel to effect adequate segregation of duties in financial statement preparation — The number of finance personnel is a factor of the size of the company and management’s attempt at maintaining an efficient structure. Management is evaluating the feasibility of using a disclosure review committee to review quarterly financial statements and SEC reports as well as the possibility of hiring additional finance personnel.

Lack of adequate internal controls and testing in the area of information technology — Management separately outsourced the internal audit function in this area to an independent CPA firm in

October of 2004. The independent firm did identify several control deficiencies; however, they did not identify any material weaknesses in their report. Management, however, is aggregating the deficiencies and is reporting them as a material weakness. Management is in the process of remedying the identified weaknesses in the area including the establishment of additional policies and procedures to require a formal review of various daily computer and network logs. In addition, Management has contracted in March of 2005 with a third party vendor to perform P.C. network testing of controls for monitoring unauthorized access to operating/application systems and/or security breaches.

Parente Randolph, LLC, independent registered public accounting firm that audited the corporation’s financial statements, has issued an attestation report on management’s assertion of the effectiveness of the corporation’s internal control over financial reporting as of December 31, 2004.

Alan W. Dakey	Kevin W. Laudenslager
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

PARENTERANDOLPH

The Power of Ideas

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania:

We have audited management’s assessment, included in the accompanying management report on internal controls over financial reporting, that Mid Penn Bancorp, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mid Penn Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	Lack of sufficient financial personnel to effect adequate segregation of duties in financial statement preparation.

•	Lack of adequate internal controls and testing in the area of information technology.

The effect of the material weaknesses is to increase to an unacceptable level the likelihood of a more than inconsequential misstatement of the annual or interim financial statements that will not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated February 9, 2005 on those financial statements.

In our opinion, management’s assessment that Mid Penn Bancorp, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Mid Penn Bancorp, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mid Penn Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 9, 2005 expressed an unqualified opinion thereon.

We do not express an opinion or any other form of assurance on management’s statements about the company’s plans to implement new controls relating to the material weaknesses identified and disclosure about actions taken by the company after the date of management’s assessment which are contained in the fourth paragraph in the accompanying management report on internal controls over financial reporting.

Parente Randolph, LLC

Williamsport, Pennsylvania

February 9, 2005

ITEM 9B. OTHER INFORMATION.

NONE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF MPB.

The information required by this Item, relating to directors, executive officers, and control persons is set forth on pages 7-8 of MPB’s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank. The Company amended the Code of Ethics twice in 2005 and a copy of the Code of Ethics is included as Exhibit 14 to the Form 8-K filed with the Securities and Exchange Commission on March 9, 2005. A request for the Company’s Code of Ethics can be made either in writing to Alan W. Dakey, 349 Union Street, Millersburg, PA 17061 or by telephone at 717-692-2133.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, relating to executive compensation, is set forth on pages 14-16 of MPB’s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, relating to beneficial ownership of MPB’s common stock, is set forth on pages 17-18 of MPB’s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders, which pages are incorporated herein by reference. MPB does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 16-17 of MPB’s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item, relating to the fees and services provided by MPB’s principal accountant, is set forth on pages 8-9 of MPB’s definitive proxy statement to be used in connection with the 2005 Annual Meeting of Shareholders, which page is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

		3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		3(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on November 3, 1997.)

		10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

	10.5	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer

	10.6	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust

	11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s 2004 Annual Report to Shareholders.)

	12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2004 Annual Report to Shareholders.)

	13	Excerpts from Registrant’s 2004 Annual Report to Shareholders.

	14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

	21	Subsidiaries of Registrant.

	23	Consent of Parente Randolph, PC, independent auditors.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

	32.1	Chief Executive Officer’s §1350 Certification.

	32.2	Chief Financial Officer’s §1350 Certification.

(c)	The exhibits required herein are included at Item 15(a), above.

(d)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mid Penn Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)

By	/s/ Alan W. Dakey
Alan W. Dakey
President and Chief Executive Officer

Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Mid Penn Bancorp, Inc. and in the capacities and on the dates indicated.

DATE
By	/s/ Eugene F. Shaffer	March 11, 2005
Eugene F. Shaffer
Chairman of the Board of Directors

By	/s/ Alan W. Dakey	March 11, 2005
Alan W. Dakey, President,
Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ K. W. Laudenslager	March 11, 2005
Kevin W. Laudenslager
Treasurer (Principal Financial and Principal
Accounting Officer)

By	/s/ Jere M. Coxon	March 11, 2005
Jere M. Coxon, Director

By	/s/ A. James Durica	March 11, 2005
A. James Durica, Director

By	/s/ Donald E. Sauve	March 11, 2005
Donald E. Sauve, Director

By	/s/ Edwin D. Schlegel	March 11, 2005
Edwin D. Schlegel, Director

By	/s/ Guy J. Snyder, Jr.	March 11, 2005
Guy J. Snyder, Jr., Director

EXHIBIT INDEX

Exhibit No.		Page Number in Manually Signed Original
3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.3	The Registrant’s Dividend Reinvestment Plan. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on November 3, 1997.)

10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

10.5	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer

10.6	Death Benefit Plan or Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trustee.

11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s 2004 Annual Report to Shareholders.)

12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2004 Annual Report to Shareholders.)

13	Excerpts from Registrant’s 2004 Annual Report to Shareholders.

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, PC, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.

*	Incorporated by reference.