Form 10-Q
period 2005-03-31
MID PENN BANCORP INC
filed 2005-05-10
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                   [X] Yes     [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                   [X] Yes     [ ] No

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

3,182,703 shares of Common Stock, $1.00 par value per share, were outstanding as of March 31, 2005.

                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEETS
                 (Unaudited; Dollars in thousands)

                                                  Mar. 31      Dec. 31
                                                   2005         2004
                                                 --------     --------
ASSETS:
   Cash and due from banks                       $  5,677     $  6,679
   Interest-bearing balances                       59,915       60,407
   Available-for-sale securities                   42,768       44,613
   Federal funds sold                                   0            0
   Loans                                          281,367      279,547

     Less,
        Allowance for loan losses                   3,687        3,643
                                                 --------     --------
              Net loans                           277,680      275,904
                                                 --------     --------

   Bank premises and equip't, net                   5,117        4,874
   Foreclosed assets held for sale                    505          505
   Accrued interest receivable                      1,890        1,875
   Cash surrender value of life insurance           6,233        6,180
   Deferred income taxes                            1,128          982
   Other assets                                     1,631        1,237
                                                 --------     --------
              Total Assets                        402,544      403,256
                                                 ========     ========

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                          39,011       37,586
   NOW                                             33,493       35,562
   Money Market                                    39,998       43,116
   Savings                                         29,058       28,414
   Time                                           157,158      156,466
                                                 --------     --------
              Total deposits                      298,718      301,144
                                                 --------     --------
  Short-term borrowings                             5,486       13,801
  Accrued interest payable                          1,400        1,192
  Other liabilities                                 1,804        1,890
  Long-term debt                                   59,928       49,957
                                                 --------     --------
              Total Liabilities                   367,336      367,984
                                                 --------     --------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,207,912 shares at March 31, 2005 and
    December 31, 2004                               3,208        3,208
   Additional paid-in capital                      23,472       23,472
   Retained earnings                                8,814        8,435
   Accumulated other comprehensive inc(loss)          408          693
   Treasury Stock at cost
            (25,209 and 19,086 shs., resp.)          -694         -536
                                                 --------     --------
             Total Stockholders' Equity            35,208       35,272
                                                 --------     --------
              Total Liabilities & Equity          402,544      403,256
                                                 ========     ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; Dollars in thousands)

                                                      For the quarter
                                                      ended March 31,
                                                    2005            2004
                                                 ----------     ----------
INTEREST INCOME:
  Interest & fees on loans                       $    4,424     $    3,739
  Int.-bearing balances                                 464            448
  Treas. & Agency securities                            172            152
  Municipal securities                                  264            388
  Other securities                                       20              9
  Fed funds sold and repos                                4              0
                                                 ----------     ----------
       Total Int. Income                              5,348          4,736
                                                 ----------     ----------
INTEREST EXPENSE:
  Deposits                                            1,385          1,387
  Short-term borrowings                                  44             31
  Long-term borrowings                                  674            509
                                                 ----------     ----------
       Total Int. Expense                             2,103          1,927
                                                 ----------     ----------
       Net Int. Income                                3,245          2,809
PROVISION FOR LOAN LOSSES                                60              0
                                                 ----------     ----------
  Net Int. Inc. after Prov                            3,185          2,809
                                                 ----------     ----------
NON-INTEREST INCOME:
  Trust dept                                             61             54
  Service chgs. on deposits                             322            344
  Investment securities
    Gains(losses), net                                    0            202
  Income on life insurance                               53             57
  Mortgage banking income                                28             32
  Other                                                 268            194
                                                 ----------     ----------
  Total Non-Interest Income                             732            883
                                                 ----------     ----------
NON-INTEREST EXPENSE:
  Salaries and benefits                               1,481          1,229
  Occupancy, net                                        146            134
  Equipment                                             168            174
  PA Bank Shares tax                                     67             63
  ATM/Debit card expenses                                12             81
  Consultant fees                                        71             50
  Director fees and benefits                             50             47
  Computer software licenses and maintenance             55             41
  Stationery and supplies                                50             43
  Other                                                 440            415
                                                 ----------     ----------
       Tot. Non-int. Exp                              2,540          2,277
                                                 ----------     ----------
  Income before income taxes                          1,377          1,415
INCOME TAX EXPENSE                                      360            329
                                                 ----------     ----------

       NET INCOME                                $    1,017     $    1,086
                                                 ==========     ==========
NET INCOME PER SHARE                             $     0.32     $     0.34
                                                 ==========     ==========
DIVIDENDS PER SHARE                              $     0.20     $     1.20
                                                 ==========     ==========
Weighted Average No. of
  Shares Outstanding                              3,188,122      3,187,555

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                          For the Quarter
                                                          Ended March 31,
                                                         2005        2004
                                                       -------     -------
Operating Activities:
  Net Income                                           $ 1,017     $ 1,086
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                                 60           0
  Depreciation                                             123         118
  Incr. in cash-surr. value of life insurance              -53        -618
  Investment securities gains, net                           0        -202
  Amortization                                               9           0
  Loss (gain) on sale/disposal of bank
    premises and equipment                                   0           0
  Loss (gain) on the sale of foreclosed
    assets                                                   0           8
  Deferred income taxes                                   -146         162
  Change in accrued interest receivable                    -15          17
  Change in other assets                                  -255        -380
  Change in accrued interest payable                       208         285
  Change in other liabilities                              -86         550
                                                       -------     -------
            Net cash provided by
            operating activities                           862       1,026
                                                       -------     -------
Investing Activities:
  Net (incr)decr in int-bearing balances                   492        -259
  Proceeds from sale of securities                           0       6,482
  Proceeds from the maturity of secs                     1,573       2,839
  Purchases of investment securities                      -161      -4,931
  Net increase in loans                                 -1,836      -7,692
  Purchases of bank premises & equip't                    -366      -1,248
  Proceeds from sale of foreclosed assets                    0         819
                                                       -------     -------
            Net cash provided by(used in)
            investing activities                          -298      -3,990
                                                       -------     -------
Financing Activities:
  Net decr. in demand and savings                       -3,118        -603
  Net incr. in time deposits                               692       2,210
  Net decrease in federal funds sold                         0           0
  Net decr.(incr.) in short-term borrowings             -8,315       4,516
  Long-term debt repayments                                -29         -52
  Long-term borrowings                                  10,000           0
  Cash dividend paid                                      -638      -3,827
  Reissue (purchase) of treasury stock                    -158           4
                                                       -------     -------
            Net cash provided by(used in)
            financing activities                        -1,566       2,248
                                                       -------     -------
  Net incr(decr) in cash & due from banks               -1,002        -716
  Cash & due from banks, beg of period                   6,679       7,456
                                                       -------     -------
  Cash & due from banks, end of period                   5,677       6,740
                                                       =======     =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                          1,895       1,642
  Income taxes paid                                          0           0
Supplemental Noncash Disclosures:
  Loan charge-offs                                          29          44

                             Mid Penn Bancorp, Inc.
                   Notes to Consolidated Financial Statements

1. The consolidated interim financial statements have been prepared by the Corporation, with the exception of the consolidated balance sheet dated December 31, 2004, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5. Short-term borrowings as of March 31, 2005, and December 31, 2004, consisted of:

(Dollars in thousands)
                                    3/31/05     12/31/04
                                    -------     --------
Federal funds purchased              $1,400      $10,400
Repurchase agreements                 3,582        2,928
Treasury, tax and loan note             504          473
Due to broker                             0            0
                                     ------      -------
                                     $5,486      $13,801
                                     ======      =======

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

6. During the first quarter, MPB entered into a three-year long-term borrowing with the FHLB at a fixed rate of 3.80%.

7. MPB has an unfunded noncontributory defined benefit pension plan for directors. The plan provides defined benefits based on years of service. MPB also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. MPB uses a December 31 measurement date for its plans.

The components of net periodic benefit costs from these benefit plans are as follows:

                                               Three months ended March 31:
                                                  (Dollars in thousands)
                                          Pension Benefits     Other Benefits
                                           2005      2004      2005      2004
                                           ----      ----      ----      ----
Service cost                                $ 7       $ 6       $11       $ 9
Interest cost                                10        10         9         8
Expected return on plan assets                0         0         0         0
Amortization of transition obligation         0         0         4         4
Amortization of prior service cost            7         6         0         0
Amortization of net (gain) loss               0         0         0         0
                                            ---       ---       ---       ---
     Net periodic benefit cost              $24       $22       $24       $21
                                            ---       ---       ---       ---

8. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends. The Corporation's basic and diluted earnings per share are the same since there are no dilutive shares of securities outstanding.

9. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation, "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income
(loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

(In thousands)                                   Three Months
                                                Ended March 31:
                                              2005         2004
                                             ------       ------
Net Income                                   $1,017       $1,086
                                             ------       ------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                      -432           689
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                  0         -202
                                             ------       ------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                     -432           487
  Income tax (provision) benefit
   related to other comp.income (loss)          147         -170
                                             ------       ------
  Other comprehensive inc(loss)                -285           317
                                             ------       ------
       Comprehensive Income                     732        1,403
                                             ======       ======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of March 31, 2005, compared to year-end 2004 and the Results of Operations for the first quarter of 2005 compared to the same period in 2004.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2005, were $402,544,000 compared to $403,256,000 as of December 31, 2004.

During the first quarter of 2005, net loans outstanding increased by $1,776,000, or 0.6%. Interest-bearing balances, insured certificates of deposits in other financial institutions and investment securities, decreased by $2,337,000 as we continue to reinvest a portion of these maturing funds into higher yielding loans.

Total deposits decreased by $2,426,000 during the first three months of 2005. The main reason for the decrease was the sale of the accounts of our Tremont Office during the first quarter to Minersville Safe Deposit Bank. The deposit balances sold amounted to approximately $2.5 million. The Bank decided to close the leased office as the lease was ending and balances at the offices were not large enough to maintain profitability. The accounts were purchased by Minersville Safe Deposit Bank, which operates a full-service office within a mile of our Tremont Office.

Short-term borrowings decreased by approximately $8,315,000 from year-end, as we entered into a $10 million, three-year, long-term borrowing during the quarter with the FHLB at a fixed rate of 3.80%. We felt it prudent to lock in the borrowing in anticipating of continued rising interest rates.

All components of long-term debt are advances from the FHLB. Long-term debt advances were initiated in order to secure an adequate spread on certain pools of loans and investments of the Bank.

As of March 31, 2005, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines, and the Corporation's capital ratios are in excess of the Bank's capital ratios.

While we maintain a significant portion of our original market(the rural areas of Dauphin County north of Harrisburg), we are experiencing most of our growth and opportunity in the Harrisburg (Capital) metropolitan region. Thus, we feel that additional offices in the Capital region will afford us greater exposure and opportunities to reach new customers in this market. Accordingly during the second quarter, the Bank will be opening two new full-service branch offices in Harrisburg. These new office locations include 5500 Allentown Boulevard and a location on Market Square in Harrisburg. In addition to our brick-and-mortar offices, Mid Penn Bank offers complete online banking services through our website at www.midpennbank.com.

RESULTS OF OPERATIONS

Net income for the first quarter of 2005 was $1,017,000, compared with $1,086,000 earned in the same quarter of 2004. Net income per share for the first quarters of 2005 and 2004 was $.32 and $.34, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 11.5% on an annualized basis for the first quarter of 2005 as compared to 12.5% for the same period in 2004.

Net interest income increased due to both higher interest rates as well as a larger base of earning assets as compared to the first quarter of 2004. Net interest income of $3,245,000 for the quarter ended March 31, 2005, increased by 15.5% compared to the $2,809,000 earned in the same quarter of 2004. We continue to closely monitor net interest income, positioning the balance sheet so as to benefit in a rising rate environment. According to the recent statement by the Federal Reserve, it would appear that interest rates will continue to rise.

According to its internal formula, the Bank made a $60,000 provision for possible loan losses during the first quarter of 2005, compared to no provision made during the first quarter of 2004. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period. Due to an improved economic environment and across-the-board improvements in all areas of nonperforming assets, management recommended following the results of the analysis and made an appropriate provision during this quarter.

Non-interest income amounted to $732,000 for the first quarter of 2005 compared to $883,000 earned during the same quarter of 2004. Gains on the sale of securities amounted to $202,000 during the first quarter of 2004. No securities were sold during the current quarter. A significant contribution to non-interest income continues to be insufficient fund (NSF) fee income. NSF fee income contributed in excess of $270,000 during the first quarter of 2005. In addition, a one-time premium of approximately $50,000 was realized during the quarter for the sale of the accounts of our Tremont Office.

Non-interest expense amounted to $2,540,000 for the first quarter of 2005 compared to $2,277,000 incurred during the same quarter of 2004. The largest increase in non- interest expense during the first quarter of 2005 as compared to the same period in 2004, was the $252,000 increase in salary and benefits expense, which is largely attributable to the addition of five full-time equivalent personnel in preparation of the opening of our new Harrisburg Offices and a new equipment leasing division within our loan department. The new personnel will all be helping to expand the bank's penetration in the Capital Region.

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

Funds generated from operations contributed our major source of funds during the quarter. Another significant source of funds came from the net maturities of investment securities, which generated over $1.4 million in funds. These funds were reinvested in higher-yielding loans during the quarter. Another source of funds during the quarter resulted from a $10 million long-term borrowing entered into with the FHLB, the majority of which was used to pay off existing short-term borrowings.

A major use of funds during the period was the net increase in loans of $1.8 million, particularly in the area of commercial loans secured by real estate. Another major use of cash during the first quarter was the payment of approximately $2.5 million for the sale of the accounts of our Tremont Office. As mentioned above, short-term borrowings decreased by approximately $8.3 million as the bank entered into a three-year borrowing.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased to $2,743,000, representing 0.68% of total assets at March 31, 2005, from $1,775,000, or 0.44% of total assets at December 31, 2004. Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 2005.

The allowance for loan losses at March 31, 2005, was $3,687,000 or 1.31% of loans, net of unearned interest, as compared to $3,643,000 or 1.30% of loans, net of unearned interest, at December 31, 2004.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                                                  Mar. 31,     Dec. 31,
                                                   2005          2004
                                                   -----        -----
Non-Performing Assets:
     Non-accrual loans                             1,455          873
     Past due 90 days or more                        783          397
     Restructured loans                                0            0
                                                   -----        -----
     Total non-performing loans                    2,238        1,270
     Other real estate                               505          505
                                                   -----        -----
              Total                                2,743        1,775
                                                   =====        =====
     Percentage of total loans outstanding          0.97%        0.63%
     Percentage of total assets                     0.68%        0.44%


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                   3,643        2,992

     Loans charged off:

     Commercial real estate, construction
      and land development                             0           25
     Commercial, industrial and agricultural          17           10
     Real estate - residential mortgage                0            0
     Consumer                                         12           86
                                                   -----        -----
              Total loans charged off                 29          121
                                                   -----        -----

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                             0            0
     Commercial, industrial and agricultural           6            9
     Real estate - residential mortgage                0            0
     Consumer                                          7           38
                                                   -----        -----
              Total recoveries                        13           47
                                                   -----        -----

       Net (charge-offs) recoveries                  -16          -74
                                                   -----        -----
       Current period provision for
                  loan losses                         60          725
                                                   -----        -----
       Balance end of period                       3,687        3,643
                                                   =====        =====

Item 3:  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, Mid Penn Bancorp carried out an evaluation, under the supervision and with the participation of the Mid Penn Bancorp's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, Mid Penn Bancorp's disclosure controls and procedures are effective in timely alerting them to material information relating to Mid Penn Bancorp (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

         There were no significant changes in Mid Penn Bancorp's internal controls or, to its knowledge, in other factors that could significantly affect internal controls during the fiscal quarter ended March 31, 2005 except for the following:


     o All period-end adjusting and consolidating entries are reviewed by a second finance employee and initialed by both CFO and the reviewing employee beginning with the first quarter of 2005.

     o The CFO and a second finance employee are responsible for financial statement preparation so that the financial statements and disclosures prepared for inclusion in an SEC filing is approved by both a preparer and a reviewer.

     o Each quarter-end financial statement is reviewed by members of our Disclosure Committee: the CFO, the CEO, the Accounting Assistant and the Audit Committee (including the BOD Financial Expert).

     o The IT area of the bank is in the process of addressing the control areas seen as deficiencies, with several of the issues being addressed in the first and second quarters. This remediation includes third-party testing by a data communications firm. None of the deficiencies noted at year-end constituted a material weakness in and of themselves, but taken in aggregate, they were taken as a material weakness at year-end.

                             Mid Penn Bancorp, Inc.

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings - Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Mid Penn Bancorp. There are no proceedings pending other than ordinary routine litigation incident to the business of Mid Penn Bancorp and of Mid Penn Bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn Bancorp or Mid Penn Bank or any of its properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Nothing to report

Item 3. Defaults Upon Senior Securities - Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders -Nothing to report

Item 5. Other Information - None

Item 6. Exhibits - None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant

/s/ Alan W. Dakey              /s/ Kevin W. Laudenslager
By:Alan W. Dakey               By:Kevin W. Laudenslager
Pres. & CEO                    Treasurer
Date:  May 4, 2005             Date:  May 4, 2005