Form 10-Q
period 2005-06-30
MID PENN BANCORP INC
filed 2005-08-08
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

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

3,188,826 shares of Common Stock, $1.00 par value per share, were outstanding as of June 30, 2005.

                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                       (Dollars in thousands)

                                                    June 30,        Dec. 31
                                                     2005            2004
                                                  (unaudited)
                                                  -----------      --------
ASSETS:
   Cash and due from banks                           $6,581          $6,679
   Interest-bearing balances                         60,287          60,407
   Available-for-sale securities                     48,627          44,613
   Federal funds sold                                     0               0
   Loans                                            285,652         279,547
     Less,
        Allowance for loan losses                     3,756           3,643
                                                   --------        --------
  Net loans                                         281,896         275,904
                                                   --------        --------
   Bank premises and equip't, net                     5,932           4,874
   Foreclosed assets held for sale                      460             505
   Accrued interest receivable                        2,013           1,875
   Cash surrender value of life insurance             6,286           6,180
   Deferred income taxes                              1,032             982
   Other assets                                       1,359           1,237
                                                   --------        --------
              Total Assets                          414,473         403,256
                                                   ========        ========
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                            40,452          37,586
   NOW                                               30,054          35,562
   Money Market                                      51,621          43,116
   Savings                                           28,644          28,414
   Time                                             157,045         156,466
                                                    -------         -------
              Total deposits                        307,816         301,144
                                                   --------        --------
  Short-term borrowings                               6,874          13,801
  Accrued interest payable                            1,646           1,192
  Other liabilities                                   2,322           1,890
  Long-term debt                                     59,898          49,957
                                                   --------        --------
              Total Liabilities                     378,556         367,984
                                                   --------        --------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,207,912 shares at both
    June 30, 2005 and December 31, 2004, resp.        3,208           3,208
   Additional paid-in capital                        23,472          23,472
   Retained earnings                                  9,179           8,435
   Accumulated other comprehensive inc(loss)            594             693
   Treasury Stock at cost
            (19,086 shs)                               -536            -536
                                                   --------        --------
             Total Stockholders' Equity              35,917          35,272
                                                   --------        --------
              Total Liabilities & Equity           $414,473        $403,256
                                                   ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                      ThreeMonths                SixMonths
                                      EndedJune 30,             EndedJune 30,
                              -----------------------   -----------------------
                                 2005         2004         2005         2004
                              ----------   ----------   ----------   ----------
INTEREST INCOME:
  Interest & fees on loans    $    4,656   $    3,968   $    9,080   $    7,707
  Int.-bearing balances              509          456          974          904
  Treas. & Agency securities         186          152          357          304
  Municipal securities               265          342          529          729
  Other securities                    25           11           45           21
  Fed funds sold and repos            22            0           26            0
                              ----------   ----------   ----------   ----------
       Total Int. Income           5,663        4,929       11,011        9,665
                              ----------   ----------   ----------   ----------
INTEREST EXPENSE:
  Deposits                         1,530        1,365        2,915        2,753
  Short-term borrowings               39           44           83           75
  Long-term borrowings               715          476        1,389          984
                              ----------   ----------   ----------   ----------
       Total Int. Expense          2,284        1,885        4,387        3,812
                              ----------   ----------   ----------   ----------
       Net Int. Income             3,379        3,044        6,624        5,853
PROVISION FOR LOAN LOSSES            110          425          170          425
                              ----------   ----------   ----------   ----------
  Net Int. Inc. after Prov         3,269        2,619        6,454        5,428
                              ----------   ----------   ----------   ----------
NON-INTEREST INCOME:
  Trust dept                          94           62          154          116
  Service chgs. on deposits          332          351          654          695
  Investment securities

    Gains(losses), net                 1          234            1          436
  Income on life insurance            53           60          106          117
  Other                              207          215          504          442
                              ----------   ----------   ----------   ----------
  Total Non-Interest Income          687          922        1,419        1,806
                              ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE:
  Salaries and benefits            1,344        1,175        2,825        2,404
  Occupancy, net                     162          102          307          235
  Equipment                          206          164          375          338
  PA Bank Shares tax                  67           63          134          125
  ATM/Debit card expenses             68           42           80          123
  Professional fees                   71           57          142          107
  Director fees and benefits          76           96          126          143
  Advertising Expense                108           69          163          109
  Computer software licensing         45           48          100           89
  Stationery and supplies             73           52          123           95
  Other                              401          383          786          761
                              ----------   ----------   ----------   ----------
       Tot. Non-int. Exp           2,621        2,251        5,161        4,529
                              ----------   ----------   ----------   ----------
  Income before income taxes       1,335        1,290        2,712        2,705
INCOME TAX EXPENSE                   333          317          693          646
                              ----------   ----------   ----------   ----------

       NET INCOME             $    1,002   $      973   $    2,019   $    2,059
                              ==========   ==========   ==========   ==========
NET INCOME PER SHARE          $     0.31   $     0.30   $     0.63   $     0.65
                              ==========   ==========   ==========   ==========
DIVIDENDS PER SHARE           $     0.20   $     0.20   $     0.40   $     1.40
                              ==========   ==========   ==========   ==========
Weighted Average No. of
  Shares Outstanding           3,188,826    3,190,295    3,188,826    3,188,925

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)

                                                          For the Six Months
                                                            Ended June 30,
                                                       -----------------------
                                                        2005             2004
                                                       -------         -------
Operating Activities:
  Net Income                                            $2,019          $2,059
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                                170             425
  Depreciation                                             259             238
  Incr. in cash-surr. value of life insurance             -106            -678
  Investment securities gains, net                          -1            -436
  Amortization                                              18               0
  Loss (gain) on sale/disposal of bank
    premises and equipment                                   2               0
  Loss (gain) on the sale of foreclosed
    assets                                                  10               8
  Deferred income taxes                                    -50            -565
  Change in accrued interest receivable                   -138              64
  Change in other assets                                   -87             399
  Change in accrued interest payable                       454             455
  Change in other liabilities                              431             646
                                                       -------         -------
            Net cash provided by
            operating activities                         2,981           2,615
                                                       -------         -------
Investing Activities:
  Net (incr)decr in int-bearing balances                   120             -32
  Incr. in federal funds sold                                0               0
  Proceeds from sale of securities                         535          13,741
  Proceeds from the maturity of secs.                    2,572           4,246
  Purchases of investment securities                    -7,271          -9,381
  Net increase in loans                                 -6,162         -30,597
  Purchases of bank premises & equip't                  -1,359          -1,309
  Proceeds from sale of foreclosed assets                   35             819
  Proceeds from Sale of Bank Premises & Equip't             40               0
  Capitalized additions - ORE                                0               0
  Purchase/assumption -- Vartan Nat'l accounts               0           4,139
                                                       -------         -------
            Net cash provided by(used in)
            investing activities                       -11,490         -18,374
                                                       -------         -------
Financing Activities:
  Net incr. in demand and savings                        6,093           2,193
  Net (decr)incr. in time deposits                         579           5,513
  Net decrease in federal funds sold                         0               0
  Net decrease in short-term borrowings                 -6,934           2,653
  Long-term debt repayments                                -59          -5,088
  Increase in long-term borrowings                      10,000          15,000
  Cash dividend paid                                    -1,275          -4,463
  Purchase of treasury stock                                 0               4
                                                       -------         -------
            Net cash provided by(used in)
            financing activities                         8,404          15,812
                                                       -------         -------
  Net incr(decr) in cash & due from banks                 -105              53
  Cash & due from banks, beg of period                   6,679           7,456
                                                       -------         -------
  Cash & due from banks, end of period                   6,574           7,509
                                                       =======         =======
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                          3,933           3,357
  Income taxes paid                                        726             240
Supplemental Noncash Disclosures:
  Loan charge-offs                                          76              58
  Transfers to other real estate                             0               0
Business Combination:
  Loans purchased                                            0           2,483
  DDA and savings accounts assumed                           0          -4,297
  Time deposits assumed                                      0          -2,896
  Vault cash purchased                                       0              21
  Core deposit intangible                                    0             291
  Goodwill                                                   0             259
                                                       -------         -------
                                                             0          -4,139
                                                       =======         =======

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

                   Mid Penn Bancorp, Inc. (MPB)
         Notes to Consolidated Financial Statements

1. The consolidated interim financial statements have been prepared by MPB, with the exception of the consolidated balance sheet dated December 31, 2004, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10- Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted according to these rules and regulations. Management believes, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in MPB's most recent Form 10-K.

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

5. Short-term borrowings as of June 30, 2005, and December 31, 2004, consisted of:

(Dollars in thousands)
                                    6/30/05     12/31/04
                                    -------     --------
Federal funds purchased             $ 2,200      $10,400
Repurchase agreements                 4,207        2,928
Treasury, tax and loan note             460          473
Due to broker                             7            0
                                    -------     --------
                                    $ 6,874      $13,801
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

6. MPB has an unfunded noncontributory defined benefit retirement plan for directors. The plan provides defined benefits based on years of service. MPB also has other post-retirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. MPB uses a December 31 measurement date for its plans.

The components of net periodic benefit costs from these benefit plans are as follows:

         Six months ended June 30:
         (Dollars in thousands)

                                        Pension Benefits        Other Benefits
                                        ----------------        --------------
                                          2005    2004           2005    2004
                                          ----    ----           ----    ----
Service cost                              $14     $11            $22     $19
Interest cost                             $20     $19            $18     $16
Expected return on plan assets            $--     $--            $--     $--
Amortization of transition obligation     $--     $--            $ 8     $ 7
Amortization of prior service cost        $14     $13            $--     $--
Amortization of net (gain) loss           $--     $--            $--     $--
                                          ---     ---            ---     ---
     Net periodic benefit cost            $48     $43            $48     $42
                                          ---     ---            ---     ---

7. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends. MPB's basic and diluted earnings per share are the same since there are no dilutive shares of securities outstanding.

8. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in MPB's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For MPB, "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

(In thousands)                            Three Months            Six Months
                                         Ended June 30:         Ended June 30:
                                       -----------------     -------------------
                                        2005       2004       2005         2004
                                       ------     ------     ------       ------
Net Income                             $1,002     $  973     $2,019       $2,059
                                       ------     ------     ------       ------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                 283     -1,908       -149       -1,219
  Less:  reclassification
   adjs for losses(gains) included
   in net income                           -1       -234         -1         -436
                                       ------     ------     ------       ------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                282     -2,142       -150       -1,655
  Income tax (provision) benefit
   related to other comp.income (loss)    -96        728         51          558
                                       ------     ------     ------       ------
  Other comprehensive inc(loss)           186     -1,414        -99       -1,097
                                       ------     ------     ------       ------
       Comprehensive Income (Loss)      1,188       -441      1,920          962
                                       ======     ======     ======       ======

9. Mid Penn Bank has entered into an agreement to

purchase a parcel of land for a future branch site. The agreement has certain contingencies, which must be met before the bank would close on the purchase. The estimated cost of the land and branch construction, if consummated, would be approximately $1.4 million.

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of June 30, 2005, compared to year-end 2004 and the Results of Operations for the second quarter and the first six months of 2005 compared to the same periods in 2004.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2005, were $414,473,000, compared to $403,256,000 as of December 31, 2004. During the first half of 2005, net loans outstanding increased by $5,992,000 from year end. This 2.2% increase was due to several factors. Asset growth has been challenged this year by the competitive environment with more banks chasing a smaller amount of commercial borrowing activity. It is currently our stance to only pursue growth that makes sense from the standpoint of both profitability and interest-rate risk.

Total deposits increased by $6,672,000 during the first six months of 2005. The majority of this growth was in a special-rate money market deposit account offered in association with the opening of the Bank's Allentown Blvd. Office in Harrisburg, PA.

Excess deposit dollars were invested during the quarter in government agency securities resulting in a net increase in available-for-sale securities of $4,014,000.

As of June 30, 2005, the Bank's capital ratios exceed minimum guidelines and MPB's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first six months of 2005 was $2,019,000, compared with $2,059,000 earned in the same period of 2004. Net income per share for the same period of 2005 and 2004 was $.63 and $.65, respectively. Net income as a percentage of average stockholders' equity, also known as return on equity,
(ROE), was 11.6% on an annualized basis for the first half of 2005 and 11.8% for the same period of 2004.

Net income for the second quarter of 2005 was $1,002,000, compared with $973,000 earned in the same quarter of 2004. Net income per share for the second quarters of 2005 and 2004 was $.31 and $.30, respectively. Net interest income for the year has increased approximately 14%; however, expenses related to the opening of two new offices in the capital (Greater Harrisburg) region, as well as gains on the sale of investment securities during 2004 that were not repeated in 2005, have led to net income being slightly under that of the prior year at June 30.

Net interest income of $3,379,000 for the quarter ended June 30, 2005, increased by 11% over the $3,044,000 earned in the same quarter of 2004, reflecting both the growth in earning assets over the past twelve months as well as an improved interest margin due to increasing short-term interest rates.

During the second quarter of 2005, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At June 30, 2005, these scenarios were within the policy limits of +/- 15% in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

MPB made provisions for loan losses of $110,000 and $425,000 during the second quarters of 2005 and 2004, respectively. The majority of the unusually large provision in 2004 was due to the reclassification of a large commercial real estate loan, coupled with the addition of the Dauphin branch of Vartan Bank's loans and the other new loan activity generated in the second quarter. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $687,000 for the second quarter of 2005 compared to $922,000 earned during the same quarter of 2004. The difference is largely attributable to the sale of municipal bonds, which resulted in a gain of $234,000 in 2004. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed approximately $543,000 of income during the first half of 2005.

Non-interest expense increased by 16.4% during the second quarter of 2005 compared to the same quarter of 2004. The increase in non-interest expense; particularly in the areas of salary and benefit expense, occupancy expense and marketing expense; is attributable to the expenses associated with opening two new branch offices during the second quarter and the addition of an equipment leasing division in the first quarter of 2005. The equipment leasing division is being run by an experienced lender and his assistant, who both came to Mid Penn from another area bank. The major thrust of this division will be the providing of office equipment leasing to both the private and public sectors in the Harrisburg area.

A portion of MPB's portfolio of interest-bearing balances (insured jumbo certificates of deposit of other banks with original maturities of one to five years) is being monitored as interest rates rise. The certificates being monitored are those with an original maturity of five years, representing approximately 20% of the portfolio. The remaining 80% of the portfolio is made up of certificates with original maturities of two years or less, the majority of which mature within one year. If interest rates reach a point where it would maximize net income over the remaining life of the five-year certificates to redeem them early, paying the early withdrawal penalties, and reinvesting at higher rates, Management may exercise this option to increase future earnings. If they were redeemed early, the aggregate current period expense associated with the penalties would approximate $200,000.

LIQUIDITY

MPB's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity include interest bearing balances, investment securities, borrowings, payments received on loans, and increases in deposit liabilities.

Funds generated from operations were a significant source of funds for the first half of 2005. Also major sources of funds came from the net increase in deposits of $6.7 million. In addition, a long-term borrowing of $10 million was entered into during the first quarter of 2005, in order to lock in borrowing rates in anticipation of higher interest rates. Short-term borrowings were, consequently, reduced by $6.9 million.

A major use of funds during the period was the net increase in loans of approximately $6.1 million. Additionally, there was a net increase in investments of $4.0 million.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets increased to $2,774,000 representing 0.67% of total assets at June 30, 2005, from $1,775,000 or 0.44% of total assets at December 31, 2004. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 2005.

The allowance for loan losses at June 30, 2005, was $3,756,000 or 1.31% of loans, net of unearned interest, as compared to $3,643,000 or 1.30% of loans, net of unearned interest, at December 31, 2004.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                             MID PENN BANCORP, INC.

                                                  June 30,      Dec. 31,
                                                   2005          2004
                                                  --------      --------
Non-Performing Assets:
     Non-accrual loans                             1,592           873
     Past due 90 days or more                        722           397
     Restructured loans                                0             0
                                                   -----         -----
     Total non-performing loans                    2,314         1,270
     Other real estate                               460           505
                                                   -----         -----
              Total                                2,774         1,775
                                                   =====         =====
     Percentage of total loans outstanding         0.97%         0.63%
     Percentage of total assets                    0.67%         0.44%
Analysis of the Allowance for Loan Losses:
     Balance beginning of period                   3,643         2,992
     Loans charged off:
     Commercial real estate, construction
      and land development                             0            25
     Commercial, industrial and agricultural          29            10
     Real estate - residential mortgage                0             0
     Consumer                                         47            86
                                                   -----         -----
              Total loans charged off                 76           121
                                                   -----         -----
Recoveries of loans previously charged off:
     Commercial real estate, construction
      and land development                             0             0
     Commercial, industrial and agricultural           9             9
     Real estate - residential mortgage                0             0
     Consumer                                         10            38
                                                   -----         -----
              Total recoveries                        19            47
                                                   -----         -----
       Net (charge-offs) recoveries                  -57           -74
                                                   -----         -----
       Current period provision for
                  loan losses                        170           725
                                                   -----         -----
       Balance end of period                       3,756         3,643
                                                   =====         =====

Item 3:  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Mid Penn Bancorp updated its evaluation, under the supervision and with the participation of the Mid Penn Bancorp's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Mid Penn Bancorp's disclosure controls and procedures are effective in timely alerting them to material information relating to Mid Penn Bancorp (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in Mid Penn Bancorp's internal controls or, to its knowledge, in other factors that could significantly affect internal controls during the fiscal quarter ended June 30, 2005, except for the following:

     o The Information Technology area of the corporation has made significant progress in addressing the control areas previously identified as deficiencies, with the majority of issues being addressed in the first and second quarters. This remediation includes third-party testing by a data communications firm.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Shareholders held on April 26, 2005, a vote was held for the election of Class A directors: Gregory M. Kerwin, Edwin D. Schlegel and Eugene F. Shaffer to serve for a three-year term, and to ratify the selection of Parente Randolph as external auditors for MPB for the year ending December 31, 2005. Gregory M. Kerwin received 3,025,604 votes for and 14,251 votes withheld. Edwin D. Schlegel received 3,029,075 votes for and 10,780 votes withheld. Eugene
F. Shaffer received 3,013,144 votes for and 26,711 withheld. The selection of external auditors received 3,028,630 votes for, 4,815 votes against, and 6,410 votes abstained.

Other directors include:

         Name:              Term Expiration:
         -----              ----------------
         Jere M. Coxon            2006
         Alan W. Dakey            2006
         A James Durica           2007
         Theodore W. Mowery       2007
         William G. Nelson        2007
         Donald E. Sauve          2007
         Guy J. Snyder            2006

Item 5.  Other Information - Nothing to report

Item 6.  Exhibits -

         3(i) The Registrant's Articles of Incorporation. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

         3(ii) The Registrant's By-laws. (Incorporated by reference to
               Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

         10.1 Mid Penn Bank's Profit Sharing Retirement Plan. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

         10.2 Mid Penn Bank's Employee Stock Ownership Plan. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

         10.3 The Registrant's Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant's Registration Statement on Form S-3, filed with the SEC on November 3, 1997.)

         10.4 Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

         10.5 Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

         10.6 Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

         14 The Registrant's Code of Ethics. (Incorporated by reference to Registrant's Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

         21 Subsidiaries of Registrant. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

         31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

         31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

         32.1  Chief Executive Officer's ss.1350 Certification.

         32.2  Chief Financial Officer's ss.1350 Certification

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

Date:  July 27, 2005               Date:  July 27, 2005