Form 10-Q
period 2005-09-30
MID PENN BANCORP INC
filed 2005-11-07
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                   [X] Yes     [ ] No

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date. 3,188,856 shares of Common Stock, $1.00 par value per share, were outstanding as of September 30, 2005.

                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Unaudited; Dollars in thousands)

                                                           SEPT. 30,    DEC. 31,
                                                             2005         2004
                                                           ---------    --------
                                                          (UNAUDITED)
ASSETS:
   Cash and due from banks                                 $  9,011     $  6,679
   Interest-bearing balances                                 58,333       60,407
   Available-for-sale securities                             48,955       44,613
   Federal funds sold                                             0            0
   Loans                                                    305,390      279,547
     Less,
        Allowance for loan losses                             4,025        3,643
                                                           --------     --------
              Net loans                                     301,365      275,904
                                                           --------     --------
   Bank premises and equip't, net                             6,433        4,874
   Foreclosed assets held for sale                               74          505
   Accrued interest receivable                                2,144        1,875
   Cash surrender value of life insurance                     6,347        6,180
   Deferred income taxes                                      1,083          982
   Other assets                                               1,284        1,237
                                                           --------     --------
              Total Assets                                  435,029      403,256
                                                           ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                    41,910       37,586
   NOW                                                       29,879       35,562
   Money Market                                              56,773       43,116
   Savings                                                   27,053       28,414
   Time                                                     163,906      156,466
                                                           --------     --------
              Total deposits                                319,521      301,144
                                                           --------     --------
  Short-term borrowings                                      14,813       13,801
  Accrued interest payable                                    1,890        1,192
  Other liabilities                                           2,627        1,890
  Long-term debt                                             59,868       49,957
                                                           --------     --------
              Total Liabilities                             398,719      367,984
                                                           --------     --------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,207,912 shares at both
    Sept. 30, 2005 and December 31, 2004, resp.               3,208        3,208
   Additional paid-in capital                                23,472       23,472
   Retained earnings                                          9,672        8,435
   Accumulated other comprehensive inc(loss)                    494          693
   Treasury Stock at cost
            (19,056 and 19,086 shs.
              at Sept. 30, 2005 and
              Dec. 31, 2004, resp.)                            -536         -536
                                                           --------     --------
             Total Stockholders' Equity                      36,310       35,272
                                                           --------     --------
              Total Liabilities & Equity                    435,029      403,256
                                                           ========     ========
The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited; dollars in thousands)

                                         THREE MONTHS                  NINE MONTHS
                                        ENDED SEPT. 30,              ENDED SEPT. 30,
                                  -------------------------     -------------------------
                                     2005           2004           2005           2004
                                  ----------     ----------     ----------     ----------
INTEREST INCOME:
  Interest & fees on loans        $    4,913     $    4,274     $   13,993     $   11,981
  Int.-bearing balances                  554            459          1,528          1,363
  Treas. & Agency securities             216            149            573            453
  Municipal securities                   264            283            793          1,013
  Other securities                        23             12             68             33
  Fed funds sold and repos                12              0             38              0
                                  ----------     ----------     ----------     ----------
       Total Int. Income               5,982          5,177         16,993         14,843
                                  ----------     ----------     ----------     ----------
INTEREST EXPENSE:
  Deposits                             1,722          1,441          4,637          4,194
  Short-term borrowings                   47             34            130            109
  Long-term borrowings                   723            546          2,112          1,531
                                  ----------     ----------     ----------     ----------
       Total Int. Expense              2,492          2,021          6,879          5,834
                                  ----------     ----------     ----------     ----------
       Net Int. Income                 3,490          3,156         10,114          9,009
PROVISION FOR LOAN LOSSES                280            200            450            625
                                  ----------     ----------     ----------     ----------
  Net Int. Inc. after Prov             3,210          2,956          9,664          8,384
                                  ----------     ----------     ----------     ----------
NON-INTEREST INCOME:
  Trust dept                              63             61            217            178
  Service chgs. on deposits              353            389          1,007          1,084
  Investment securities
    Gains(losses), net                     0             39              1            475
  Income on life insurance                61             42            167            159
  Other                                  359            250            863            691
                                  ----------     ----------     ----------     ----------
  Total Non-Interest Income              836            781          2,255          2,587
                                  ----------     ----------     ----------     ----------
NON-INTEREST EXPENSE:
  Salaries and benefits                1,395          1,294          4,220          3,698
  Occupancy, net                         143            113            450            348
  Equipment                              186            159            561            496
  PA Bank Shares tax                      68             66            202            192
  ATM/Debit card expenses                 44             46            124            169
  Professional fees                       61             85            203            192
  Director fees and benefits              77             51            203            194
  Advertising Expense                     79             30            242            139
  Computer software licensing             49             46            149            135
  Stationery and supplies                 40             35            163            130
  Other                                  385            406          1,171          1,167
                                  ----------     ----------     ----------     ----------
       Tot. Non-int. Exp               2,527          2,331          7,688          6,860
                                  ----------     ----------     ----------     ----------
  Income before income taxes           1,519          1,406          4,231          4,111
INCOME TAX EXPENSE                       387            349          1,080            995
                                  ----------     ----------     ----------     ----------

       NET INCOME                 $    1,132     $    1,057     $    3,151     $    3,116
                                  ==========     ==========     ==========     ==========
NET INCOME PER SHARE              $     0.35     $     0.33     $     0.99     $     0.98
                                  ==========     ==========     ==========     ==========
DIVIDENDS PER SHARE               $     0.20     $     0.20     $     0.60     $     1.60
                                  ==========     ==========     ==========     ==========
Weighted Average No. of
  Shares Outstanding               3,188,856      3,189,643      3,188,856      3,189,164

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                            FOR THE NINE MONTHS
                                                               ENDED SEPT. 30,
                                                            -------------------
                                                             2005         2004
                                                            -------     -------
Operating Activities:
  Net Income                                                $ 3,151     $ 3,116
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                                     450         625
  Depreciation                                                  411         360
  Incr. in cash-surr. value of life insurance                  -167        -720
  Investment securities gains, net                               -1        -475
  Amortization                                                   27           0
  Loss (gain) on sale/disposal of bank
    premises and equipment                                        2           0
  Loss (gain) on the sale of foreclosed
    assets                                                      -56           8
  Deferred income taxes                                        -101        -274
  Change in accrued interest receivable                        -269         -63
  Change in other assets                                         29         216
  Change in accrued interest payable                            698         630
  Change in other liabilities                                   737         830
                                                            -------     -------
            Net cash provided by
            operating activities                              4,911       4,253
                                                            -------     -------
Investing Activities:
  Net (incr)decr in int-bearing balances                      2,074       7,940
  Incr. in federal funds sold                                     0           0
  Proceeds from sale of securities                              535      16,195
  Proceeds from the maturity of secs                          3,587       4,934
  Purchases of investment securities                         -8,765      -9,381
  Net increase in loans                                     -25,985     -42,689
  Purchases of bank premises & equip't                       -2,012      -1,415
  Proceeds from sale of foreclosed assets                       561         853
  Proceeds from sale of bank premises & equip't                  40           0
  Capitalized additions - ORE                                     0           0
  Purchase/assumption -- Vartan Nat'l accounts                    0       4,139
                                                            -------     -------
            Net cash provided by(used in)
            investing activities                            -29,965     -19,424
                                                            -------     -------
Financing Activities:
  Net incr.(decr) in demand and savings                      10,937      -2,396
  Net incr.(decr) in time deposits                            7,440       7,525
  Net decrease in federal funds sold                              0           0
  Net incr.(decr) in short-term borrowings                    1,012        -459
  Long-term debt repayments                                     -89      -5,098
  Increase in long-term borrowings                           10,000      19,400
  Cash dividend paid                                         -1,914      -5,102
  Purchase of treasury stock                                      0         -24
                                                            -------     -------
            Net cash provided by(used in)
            financing activities                             27,386      13,846
                                                            -------     -------
  Net incr(decr) in cash & due from banks                     2,332      -1,325
  Cash & due from banks, beg of period                        6,679       7,456
                                                            -------     -------
  Cash & due from banks, end of period                        9,011       6,131
                                                            =======     =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                               6,181       5,204
  Income taxes paid                                           1,161         905
Supplemental Noncash Disclosures:
  Loan charge-offs, net of recoveries                            95          57
  Transfers to other real estate                                 74          20

Business Combination:
  Loans purchased                                                 0       2,483
  DDA and savings accounts assumed                                0      -4,297
  Time deposits assumed                                           0      -2,896
  Vault cash purchased                                            0          21
  Core deposit intangible                                         0         291
  Goodwill                                                        0         259
                                                            -------     -------
                                                                  0      -4,139
                                                            =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                             Mid Penn Bancorp, Inc.
                   Notes to Consolidated Financial Statements

1. The consolidated interim financial statements have been prepared by Management of Mid Penn Bancorp, Inc., (MPB), with the exception of the consolidated balance sheet dated December 31, 2004, without audit, according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments(consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted according to these rules and regulations. Management believes, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in MPB's most recent Form 10-K.

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

5.  Short-term borrowings as of September 30, 2005, and
December 31, 2004, consisted of:

(Dollars in thousands)
                                    9/30/05     12/31/04
                                    -------     --------
Federal funds purchased             $ 8,600      $10,400
Repurchase agreements                 5,454        2,928
Treasury, tax and loan note             759          473
Due to broker                             0            0
                                    -------     --------
                                    $14,813      $13,801
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

The components of net periodic benefit costs from these benefit plans are as follows:

Nine months ended September 30:
    (Dollars in thousands)

                                        PENSION BENEFITS       OTHER BENEFITS
                                        ----------------       --------------
                                          2005    2004          2005    2004
                                          ----    ----          ----    ----
Service cost                              $21     $16           $33     $28
Interest cost                             $30     $29           $27     $24
Expected return on plan assets            $--     $--           $--     $--
Amortization of transition obligation     $--     $--           $12     $11
Amortization of prior service cost        $21     $20           $--     $--
Amortization of net (gain) loss           $--     $--           $--     $--
                                          ---     ---           ---     ---
    Net periodic benefit cost             $72     $65           $72     $63
                                          ---     ---           ---     ---

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

(In thousands)
                                           THREE MONTHS            NINE MONTHS
                                          ENDED SEPT. 30,        ENDED SEPT. 30,
                                         -----------------     -----------------
                                          2005       2004       2005       2004
                                         ------     ------     ------     ------
Net Income                               $1,132     $1,057     $3,151     $3,116
                                         ------     ------     ------     ------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                  -134        895       -265       -324
  Less:  reclassification
   adjs for losses(gains) included
   in net income                              0        -39         -1       -475
                                         ------     ------     ------     ------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                 -134        856       -266       -799
  Income tax (provision) benefit
   related to other comp.income (loss)       34       -291         67        267
                                         ------     ------     ------     ------
  Other comprehensive inc(loss)            -100        565       -199       -532
                                         ------     ------     ------     ------
       Comprehensive Income               1,032      1,622      2,952      2,584
                                         ======     ======     ======     ======

9. During the third quarter, Mid Penn Bank purchased a parcel of land for a future branch site. The estimated cost of the land and branch construction is approximately $1.4 million.

10. MPB has made a commitment to provide a certain death benefit to the Board Chairman. This commitment is being funded with bank-owned life insurance, in addition to a life insurance agreement with associated costs of approximately $121,000 in 2005, and $83,000 in 2006.

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

Management's Discussion of Consolidated Financial Condition as of September 30, 2005, compared to year-end 2004 and the Results of Operations for the third quarter and the first nine months of 2005 compared to the same periods in 2004.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of Sept. 30, 2005, were $435,029,000, compared to $403,256,000 as of December 31, 2004. Asset growth has been led by demand for commercial real estate loans, particularly in the Capital Region.

During the first nine months of 2005, net loans outstanding increased by $25,461,000 from year end. The majority of this 9.2% increase was booked during the month of September in conjunction with a loan special available to choice borrowers.

Total deposits increased by $18,377,000 during the first nine months of 2005. More than $22 million of new deposits were acquired through the two new offices in the Capital Region since their openings in spring of this year.

Loan growth was funded by a decrease in the investment portfolio, increased deposits and borrowings. Net long-term borrowings increased by approximately $10 million in an effort to lock in low interest rates as rates begin to rise. All components of long-term debt are advances from the FHLB.

As of September 30, 2005, the Bank's capital ratios exceed minimum guidelines for well-capitalized banks, and MPB's capital ratios are in excess of the Bank's capital ratios.

RESULTS OF OPERATIONS

Net income for the first nine months of 2005 was $3,151,000, compared with $3,116,000 earned in the same period of 2004. Net income per share for the same period of 2005 and 2004 was $.99 and $.98, respectively. Net income as a percentage of average stockholders' equity, also known as return on equity,
(ROE), was 11.8% on an annualized basis for the first three quarters of 2005 and 12.1% for the same period of 2004.

Net income for the third quarter of 2005 was $1,132,000, compared with $1,057,000 earned in the same quarter of 2004. Net income per share for the third quarters of 2005 and 2004 was $.35 and $.33, respectively. Earnings were aided by an increased interest margin as well as asset growth during the quarter.

Net interest income of $3,490,000 for the quarter ended September 30, 2005, continues to show strength, increasing by more than 10% compared to the $3,156,000 earned in the same quarter of 2004. Short-term interest rates continue to increase at a measured pace. This increase in rates, coupled with significant asset growth, bodes well for increasing net interest income in future periods.

During the third quarter of 2005, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At September 30, 2005, these scenarios were within the policy limits of +/- 15% in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

MPB made provisions for loan losses of $280,000 and $200,000 during the third quarters of 2005 and 2004, respectively. A portion of the allowance for loan losses is based on applying historical loss ratios to the existing loan portfolio. As a result, the increase in the loan portfolio caused an increase in the loan provision. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of error, economic conditions, trends and other factors in determining a reasonable provision for the period.

Non-interest income amounted to $836,000 for the third quarter of 2005 compared to $781,000 earned during the same quarter of 2004. Service charges on deposits amounted to $353,000 during the third quarter of 2005 as MPB continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed approximately $294,000 of income during the third quarter of 2005 and $323,000 during the same quarter of 2004. The main reason for the decrease was the sale of the Bank's Tremont accounts, which occurred in January of 2005.

Non-interest expense increased by 8.4% during the third quarter of 2005 compared to the same quarter of 2004. The majority of this increase was $101,000 in additional personnel expense as the bank has invested in experienced staff for the opening of two new offices in the Capital Region as well as the new equipment leasing division. All of which began operation in early 2005.

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

Funds generated from operations were a significant source of funds for the first nine months of 2005. Also major sources of funds came from the net increase in deposits of $18.4 million, the net decrease in investments in jumbo certificates of deposit of $2 million, and $10 million in long-term borrowings.

A major use of funds during the period was the net increase in loans of approximately $25.8 million.

CREDIT RISK AND ALLOWANCE FOR LOAN LOSSES

Total non-performing assets showed a marked increase, rising to $4,068,000 representing 0.94% of total assets at Sept. 30, 2005, from $1,775,000 or 0.44% of total assets at December 31, 2004. The increase was due in large part to a few commercial relationships with payments past due at the end of the current quarter. Most non-performing assets are supported by collateral value that appears to be adequate at Sept. 30, 2005.

The allowance for loan losses at Sept. 30, 2005, was $4,025,000 or 1.32% of loans, net of unearned interest, as compared to $3,643,000 or 1.30% of loans, net of unearned interest, at December 31, 2004.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan Losses to be adequate to absorb any reasonable, foreseeable loan losses.

                      MID PENN BANCORP, INC.

                                                          SEPT. 30,   DEC. 31,
                                                            2005        2004
                                                          ---------   --------
Non-Performing Assets:
     Non-accrual loans                                      1,918        873
     Past due 90 days or more                               2,076        397
     Restructured loans                                         0          0
                                                            -----      -----
     Total non-performing loans                             3,994      1,270
     Other real estate                                         74        505
                                                            -----      -----
              Total                                         4,068      1,775
                                                            =====      =====
     Percentage of total loans outstanding                   1.33%      0.63%
     Percentage of total assets                              0.94%      0.44%

Analysis of the Allowance for Loan Losses:
     Balance beginning of period                            3,643      2,992

     Loans charged off:

     Commercial real estate, construction
      and land development                                      0         25
     Commercial, industrial and agricultural                   29         10
     Real estate - residential mortgage                         0          0
     Consumer                                                  66         86
                                                            -----      -----
              Total loans charged off                          95        121
                                                            -----      -----

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                      0          0
     Commercial, industrial and agricultural                   11          9
     Real estate - residential mortgage                         0          0
     Consumer                                                  16         38
                                                            -----      -----
              Total recoveries                                 27         47
                                                            -----      -----

       Net (charge-offs) recoveries                           -68        -74
                                                            -----      -----
       Current period provision for
                  loan losses                                 450        725
                                                            -----      -----
       Balance end of period                                4,025      3,643
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

Changes in Internal Controls Over Financial Reporting

         There were no significant changes in Mid Penn Bancorp's internal controls or, to its knowledge, in other factors that could significantly affect internal controls during the fiscal quarter ended September 30, 2005, except for the following:


     o The Information Technology area of the corporation has made significant progress in addressing the control areas previously identified as deficiencies (as disclosed in the December 31, 2004, 10-K), with the majority of issues being addressed in the first and second quarters. This remediation includes third-party testing by a data communications firm.

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

        10.3 The Registrant's Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant's Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

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

        31.2 Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

        32.1    Chief Executive Officer'sss.1350 Certification.

        32.2    Chief Financial Officer's ss.1350 Certification

                                   SIGNATURES

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

Date:  November 4, 2005            Date:  November 4, 2005