Form 10-K
period 2005-12-31
MID PENN BANCORP INC
filed 2006-03-03
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $25.40 per share, as reported by the AMEX, on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $69,600,000.

As of February 15, 2006, the registrant had 3,188,826 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated herein by reference in response to Part II, hereof. Portions of the registrant’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

MPB’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment. At December 31, 2005, MPB had total consolidated assets of $438,110,000 total deposits of $325,274,000 and total shareholders’ equity of $36,861,000.

As of December 31, 2005, MPB did not own or lease any properties. Mid Penn Bank owns the banking offices identified in Item 2. All MPB employees are employed by Mid Penn Bank, Mid Penn Insurance Services, LLC or Mid Penn Investment Corporation.

Mid Penn Bank

Millersburg Bank, the predecessor to Mid Penn Bank (the “Bank”), was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer’s State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name “Mid Penn Bank.” In 1985, the Bank acquired Tower City National Bank. In 1998, MPB acquired Miners Bank of Lykens, which was merged into Mid Penn Bank. The Bank is supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. MPB’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061. The Bank presently has 12 offices located throughout Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania.

MPB’s primary business consists of attracting deposits from its network of community banking offices operated by the Bank. The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, installment loans, personal loans, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. Deposits of the Bank are insured by the Bank Insurance Fund of the FDIC to the maximum extent provided by law. In addition, the Bank provides a full range of trust services through its Trust Department. The Bank also offers other services such as Internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

Business Strategy

The Bank provides an array of sophisticated products typically found only in major regional banks. These services are provided to small to middle market businesses, high net worth individuals, and retail consumers through 12 full service banking facilities. Several banking locations have seasoned management with significant lending experience who are responsible for credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized relationship management approach, coupled with the continuity of service by its banking officers, enables the Bank to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. MPB believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of MPB.

The Bank seeks credit opportunities of good quality within its target market that exhibit positive historical trends, stable cash flows and secondary sources of repayment from tangible collateral. The Bank extends credit for the purpose of obtaining and continuing long-term relationships. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank and must obtain appropriate approvals for credit extensions in excess of conservatively assigned individual lending limits. The Bank also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

At December 31, 2005, the Bank had 114 full-time and 19 part-time employees. No employees are represented by a collective bargaining agent, and the Bank believes it enjoys good relations with its personnel.

Lending Activities

The Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The Bank’s lending objectives are as follows:

•	to establish a diversified commercial loan portfolio;

•	to provide a satisfactory return to MPB’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2005, the Bank’s highest concentrations of credit were in hotel/motel and multiple-family housing financings and most of the Bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, Western Schuylkill, and Cumberland Counties.

Investment Activities

MPB’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provide the necessary balance sheet liquidity for MPB. MPB does not have any significant concentrations of investment securities.

MPB’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at market value. MPB’s investments include US Treasury,

agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment of these securities changes, MPB’s existing securities are valued differently in comparison. This difference in value, or unrealized gain, amounted to $231,000, net of tax, as of December 31, 2005. A majority of the investments are high quality United States and municipal securities that if held to maturity are expected to yield no loss to the Bank.

For additional information with respect to MPB’s business activities, see Part II, Item 7 of this report.

Sources of Funds

The Bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and overnight borrowings from the Bank’s customers and correspondent bank. All borrowings, except for the line of credit with the Bank’s correspondent bank, require collateral in the form of loans or securities. Borrowings are, therefore, limited by collateral levels and the available lines of credit extended by the Bank’s creditors. As a result, deposits remain key to the future funding and growth of the business. Deposit growth within the banking industry has been generally slow due to strong competition from a variety of financial services companies. This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

Competition

The banking business is highly competitive, and the profitability of MPB depends principally upon the Bank’s ability to compete in its market area. The Bank actively competes with other financial services companies for deposit and loan business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, and money market funds. Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

Many competitors are significantly larger than the Bank and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the Bank is subject to banking regulations while certain competitors may not be. There are relatively few barriers for companies wanting to enter into the financial services industry. For more information, see the “Supervision and Regulation” section below.

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

Further, MPB’s success is dependent to a significant degree on economic conditions in Central Pennsylvania, especially in Dauphin, lower Northumberland, Western Schuylkill and Cumberland

Counties, which we define as our primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in the Central Pennsylvania area could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity and eroding capital. We cannot assure you that further adverse changes in the local economy would not have a material adverse effect on MPB’s consolidated financial condition, results of operations, and cash flows.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both Federal and state laws. The regulation and supervision of MPB and the Bank are designed primarily for the protection of depositors, the FDIC, and the monetary system, and not MPB or its shareholders. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. If any enforcement action is taken by a banking regulator, the value of an equity investment in MPB could be substantially reduced or eliminated.

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of MPB and the Bank. MPB is subject to, among others, the regulations of the Securities and Exchange Commission and the Federal Reserve Board and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The following descriptions of and references to applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on MPB or the Bank. They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

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

The BHCA requires MPB to file an annual report with the Federal Reserve regarding the holding company and its subsidiary bank. The Federal Reserve Board also makes examinations of the holding company. The Bank is not a member of the Federal Reserve System; however, the Federal Reserve possesses cease-and-desist powers over bank holding companies and their subsidiaries where their actions would constitute an unsafe or unsound practice or violation of law.

The BHCA restricts a bank holding company’s ability to acquire control of additional banks. In addition, the BHCA restricts the activities in which bank holding companies may engage directly or through non-bank subsidiaries.

Gramm-Leach-Bliley Financial Modernization Act

In 1999, the Gramm-Leach Bliley Act (“GLB”) was signed into law and it became effective on March 11, 2000. The primary purpose of GLB was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, GLB:

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

Bank Regulation

The Bank, a Pennsylvania-chartered institution, is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and the FDIC. The deposits of the Bank are insured by the FDIC to the extent provided by law. The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of the Bank. Moreover, the FDIC may terminate deposit insurance of the Bank under certain circumstances. The Bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions is met. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operations.

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

The Bank is subject to similar capital requirements adopted by the FDIC. The FDIC has not advised the Bank of any specific minimum leverage ratios applicable to it.

The capital ratios of MPB and the Bank are described in Note 18 to MPB’s Consolidated Financial Statements.

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

Payment of Dividends and Other Restrictions

MPB is a legal entity separate and distinct from its subsidiary, the Bank. There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to, MPB. Specifically, dividends from the Bank are the principal source of MPB’s cash funds and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks. The relevant regulatory agencies also have authority to prohibit MPB and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of MPB and the Bank, be deemed to constitute such an unsafe or unsound practice.

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

The FDIC sets deposit insurance assessment rates on a semiannual basis and will increase deposit insurance assessments whenever the ratio of reserves to insured deposits in a fund is less than 1.25. While under the current assessment matrix, the Bank does not pay any assessments for deposit insurance, because of past bank failures there is a possibility that the FDIC will adjust the assessment matrix in the future and that as a result the Bank may have to start paying insurance assessments.

The Bank is also subject to quarterly assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The FICO assessments on BIF-insured deposits are set at an annual rate of .0168% of assessable deposits.

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

Affiliate Transactions

Transactions between MPB and the Bank and its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An “affiliate” of a bank or savings institution is any company or entity that controls, is controlled by, or is under common control with the bank or savings institution. Generally, a subsidiary of a depository institution that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

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

Anti-Money Laundering and Anti-Terrorism Financing

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including MPB and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank.

Effects of Government Policy and Potential Changes in Regulation

Changes in regulations applicable to MPB or the Bank, or shifts in monetary or other government policies, could have a material affect on our business. MPB’s and the Bank’s business is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management believes that the industry will continue to experience an increased rate of change as the financial services industry strives for greater product offerings, market share and economies of scale.

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. MPB cannot predict the likelihood of any major changes or the impact such changes might have on MPB and/or the Bank. Various congressional bills and other proposals have proposed a sweeping overhaul of the banking system, including provisions for: limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing the restrictions on bank underwriting activities; and tightening the regulation of bank derivatives activities; and allowing commercial enterprises to own banks.

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

ITEM 1A. RISK FACTORS

MPB Is Subject To Interest Rate Risk

MPB’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond MPB’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest MPB receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) MPB’s ability to originate loans and obtain deposits, (ii) the fair value of MPB’s financial assets and liabilities, and (iii) the average duration of MPB’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, MPB’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on MPB’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on MPB’s financial condition and results of operations.

MPB Is Subject To Lending Risk

As of December 31, 2005, approximately 86% of MPB’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because MPB’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on MPB’s financial condition and results of operations.

MPB’s Allowance For Possible Loan and Lease Losses May Be Insufficient

MPB maintains an allowance for possible loan and lease losses, which is a reserve established through a provision for possible charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan and lease losses inherently involves a high degree of subjectivity and requires MPB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of MPB’s control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review MPB’s and may require an increase in the provision for possible loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance, MPB will need additional provisions to increase the allowance for possible loan and lease losses. Any increases in the allowance will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on MPB’s financial condition and results of operations.

Competition from other financial institutions may adversely affect MPB’s profitability.

MPB’s banking subsidiary faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originate and the interest rates they may charge on these loans.

In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of MPB’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more convenient branch locations. These competitors may offer higher interest rates than MPB, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect MPB’s ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

MPB’s banking subsidiary also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of its non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over MPB’s banking subsidiary in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share and adversely affect its earnings and financial condition.

MPB’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates MPB’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of MPB’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on MPB’s business, results of operations and financial condition.

MPB’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits.

MPB is a bank holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiaries to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiaries will be able to pay dividends in the future or that MPB will generate adequate cash flow to pay dividends in the future. MPB’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

MPB May Not Be Able To Attract and Retain Skilled People

MPB’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by MPB can be intense and MPB may not be able to hire people or to retain them. The unexpected loss of services of one or more of MPB’s key personnel could have a material adverse impact on MPB’s business because of their skills, knowledge of MPB’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. MPB does not currently have employment agreements or non-competition agreements with any of its senior officers.

MPB Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to MPB’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to MPB’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to MPB they may result in significant financial liability and/or adversely affect the market perception of MPB and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on MPB’s business, which, in turn, could have a material adverse effect on MPB’s financial condition and results of operations.

The Trading Volume In MPB’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

MPB’s common stock is listed for trading on AMEX, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of MPB’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which MPB has no control. Given the lower trading volume of MPB’s common stock, significant sales of MPB’s common stock, or the expectation of these sales, could cause MPB’s stock price to fall.

MPB operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

MPB is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on MPB and its operations. Additional legislation and regulations that could significantly affect MPB’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on MPB’s results of operations and financial condition.

Like other bank holding companies and financial institutions, MPB must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, MPB is required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws or make required reports.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

The Bank owns its main office, branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank’s main office and all branch offices are located in Pennsylvania. The table below sets forth the location of each of the Bank’s properties.

Office and Address	Description of Property
Main Office	Main Bank Office
349 Union Street
Millersburg, PA 17061

Elizabethville Branch Office	Branch Bank
2 East Main Street
Elizabethville, PA 17023

Elizabethville Branch Office	Drive-In
11 East Main Street
Elizabethville, PA 17023

Dalmatia Branch Office	Branch Bank
School House Road
Dalmatia, PA 17017

Halifax Branch Office	Branch Bank
Halifax Shopping Center
3763 Peters Mountain Road
Halifax, PA 17032

Carlisle Pike Branch Office	Branch Bank
4622 Carlisle Pike
Mechanicsburg, PA 17050

Harrisburg Branch Office	Branch Bank
4098 Derry Street
Harrisburg, PA 17111

Harrisburg Branch Office	Branch Bank
2615 North Front Street
Harrisburg, PA 17110

Tower City Branch Office	Branch Bank
545 East Grand Avenue
Tower City, PA 17980

Dauphin Branch Office	Branch Bank
1001 Peters Mountain Road
Dauphin, PA 17018

Miners-Lykens Branch Office	Branch Bank
550 Main Street
Lykens, PA 17048

Allentown Boulevard Office	Branch Bank
5500 Allentown Boulevard
Harrisburg, PA 17112

Market Square Office	Branch Bank
17 N. Second Street
Harrisburg, PA 17101

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information required by this Item 5, regarding market value, dividend payments, and number of shareholders is set forth on page 40 of MPB’s 2005 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

As of February 15, 2006, there were approximately 1044 shareholders of record of MPB’s common stock.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this Item is set forth on page 40 of MPB’s 2005 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in MPB’s 2005 Annual Report to Shareholders as incorporated by reference to Exhibit 13, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MPB to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

MPB’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of future economic conditions on MPB and the Bank’s customers;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in MPB’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•	technological changes;

•	acquisitions and integration of acquired businesses;

•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities; and

•	acts of war or terrorism.

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

The information required by this Item is set forth on pages 26-40 of MPB’s 2005 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is set forth on pages 38-39 of MPB’s 2005 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto and incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 4-25 of MPB’s 2005 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that MPB’s internal control over financial reporting, as of December 31, 2005, is effective based on the criteria set forth by COSO in Internal Control – Integrated Framework.

Parente Randolph, LLC, independent registered public accounting firm that audited MPB’s financial statements, has issued an audit report on management’s assertion of the effectiveness of the corporation’s internal control over financial reporting as of December 31, 2005.

Alan W. Dakey	Kevin W. Laudenslager
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mid Penn Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying management report on internal controls over financial reporting, that Mid Penn Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mid Penn Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mid Penn Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Mid Penn Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Mid Penn Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 1, 2006 expressed an unqualified opinion thereon.

Parente Randolph, LLC

Williamsport, Pennsylvania

February 1, 2006

ITEM 9B. OTHER INFORMATION.

  NONE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

The information required by this Item, relating to directors, executive officers, and control persons is set forth on pages 7-8 of MPB’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, relating to executive compensation, is set forth on pages 14-16 of MPB’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, relating to beneficial ownership of MPB’s common stock, is set forth on pages 17-18 of MPB’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders, which pages are incorporated herein by reference. MPB does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth on page 16-17 of MPB’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item, relating to the fees and services provided by MPB’s principal accountant, is set forth on pages 8-9 of MPB’s definitive proxy statement to be used in connection with the 2006 Annual Meeting of Shareholders, which page is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

The following financial statements are included by reference in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheet.
Consolidated Statement of Income.
Consolidated Statement of Stockholders’ Equity.
Consolidated Statement of Cash Flows.
Notes to Consolidated Financial Statements.

	2.	Financial Statement Schedules.

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

	3.	The following Exhibits are filed herewith or incorporated by reference as a part of this Annual Report.

		3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		3(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

		10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

	10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

	10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005)

	10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

	10.5	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14,2005.)

	10.6	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

	11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s 2005 Annual Report to Shareholders.)

	12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2005 Annual Report to Shareholders.)

	13	Excerpts from Registrant’s 2005 Annual Report to Shareholders.

	14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

	21	Subsidiaries of Registrant.

	23	Consent of Parente Randolph, PC, independent auditors.

	31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

	32.1	Chief Executive Officer’s §1350 Certification.

	32.2	Chief Financial Officer’s §1350 Certification.

(c)	The exhibits required herein are included at Item 15(a), above.

(d)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mid Penn Bancorp, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)

By	/s/ Alan W. Dakey
Alan W. Dakey
President and Chief Executive Officer

Dated: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Mid Penn Bancorp, Inc. and in the capacities and on the dates indicated.

DATE
By	/s/ Eugene F. Shaffer	March 3, 2006
Eugene F. Shaffer
Chairman of the Board of Directors

By	/s/ Alan W. Dakey	March 3, 2006
Alan W. Dakey, President,
Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ K. W. Laudenslager	March 3, 2006
Kevin W. Laudenslager
Treasurer (Principal Financial and Principal
Accounting Officer)

By	/s/ Jere M. Coxon	March 3, 2006
Jere M. Coxon, Director

By	/s/ A. James Durica	March 3, 2006
A. James Durica, Director

By	/s/ Gregory M. Kerwin	March 3, 2006
Gregory M. Kerwin, Director

By	/s/ T. W. Mowery	March 3, 2006
Theodore W. Mowery, Director

By	/s/ Donald E. Sauve	March 3, 2006
Donald E. Sauve, Director

By	/s/ Edwin D. Schlegel	March 3, 2006
Edwin D. Schlegel, Director

By	/s/ Guy J. Snyder, Jr.	March 3, 2006
Guy J. Snyder, Jr., Director

EXHIBIT INDEX

Page Number

in Manually Signed

Original

Exhibit No.
3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.3	The Registrant’s Dividend Reinvestment Plan. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005)
10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

10.5	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.6	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s 2005 Annual Report to Shareholders.)

12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2005 Annual Report to Shareholders.)

13	Excerpts from Registrant’s 2005 Annual Report to Shareholders.

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, PC, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.

*	Incorporated by reference.