Form 10-Q
period 2006-03-31
MID PENN BANCORP INC
filed 2006-05-08
CIK 879635

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006

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

                   [ X ] Yes      [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

[ ] Large accelerated    [ X ] Accelerated    [  ] Non-accelerated

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   [  ] Yes      [ X ] No

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

3,348,063 shares of Common Stock, $1.00 par value per share, were outstanding as of May 5, 2006.

================================================================================

                                     PART I


ITEM I:  FINANCIAL INFORMATION


                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                 Mar. 31       Mar. 31
                                                   2006         2005
                                                ---------    ---------
                                               (Unaudited)   (Audited)
ASSETS:
   Cash and due from banks
                                                $   6,952    $   6,350
   Interest-bearing balances                       48,180       54,549
   Available-for-sale securities                   53,822       50,878
   Federal funds sold                                   0            0
   Loans                                          317,399      311,837
     Less,
        Allowance for loan and lease losses         3,770        3,704
                                                ---------    ---------
              Net loans                           313,629      308,133
                                                ---------    ---------
   Bank premises and equip't, net                   6,367        6,334
   Foreclosed assets held for sale                    642          458
   Accrued interest receivable                      2,209        2,269
   Cash surrender value of life insurance           6,458        6,402
   Deferred income taxes                            1,422        1,392
   Other assets                                     1,690        1,345
                                                ---------    ---------
              Total Assets                        441,371      438,110
                                                =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                          42,722       41,719
   NOW                                             31,310       31,686
   Money Market                                    62,051       61,421
   Savings                                         25,630       26,825
   Time                                           161,105      163,623
                                                ---------    ---------
              Total deposits                      322,818      325,274
                                                ---------    ---------
  Short-term borrowings                            12,460       12,342
  Accrued interest payable                          1,677        1,535
  Other liabilities                                 2,295        2,260
  Long-term debt                                   64,807       59,838
                                                ---------    ---------
              Total Liabilities                   404,057      401,249
                                                ---------    ---------

STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,367,119 shares at March 31, 2006 and
    3,207,912 shares at December 31, 2005           3,367        3,208
   Additional paid-in capital                      27,452       23,472
   Retained earnings                                6,858       10,486
   Accumulated other comprehensive inc (loss)         173          231
   Treasury Stock at cost (19,056 shs.)              (536)        (536)
                                                ---------    ---------
             Total Stockholders' Equity            37,314       36,861
                                                ---------    ---------
              Total Liabilities & Equity          441,371      438,110
                                                =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; Dollars in thousands)

                                                              For the quarter
                                                               Ended March 31,
                                                             2006         2005
                                                          ----------   ----------
INTEREST INCOME:
  Interest & fees on loans                                $    5,462   $    4,424
  Int.-bearing balances                                          537          464
  Treas. & Agency securities                                     236          172
  Municipal securities                                           295          264
  Other securities                                                50           20
  Fed funds sold and repos                                         0            4
                                                          ----------   ----------
       Total Int. Income                                       6,580        5,348
                                                          ----------   ----------

INTEREST EXPENSE:
  Deposits                                                     1,922        1,385
  Short-term borrowings                                          145           44
  Long-term borrowings                                           740          674
                                                          ----------   ----------
       Total Int. Expense                                      2,807        2,103
                                                          ----------   ----------
       Net Int. Income                                         3,773        3,245

PROVISION FOR LOAN AND LEASE LOSSES                              135           60
                                                          ----------   ----------

  Net Int. Inc. after Prov. for Loan & Lease Losses            3,638        3,185
                                                          ----------   ----------

NON-INTEREST INCOME:
  Trust dept                                                      65           61
  Service chgs. on deposits                                      329          322
  Investment securities
    Gains(losses), net                                             0            0
  Income on life insurance                                        56           53
  Mortgage banking income                                         30           28
  Income from sale of other real estate                          152            0
  Other                                                          193          268
                                                          ----------   ----------
  Total Non-Interest Income                                      825          732
                                                          ----------   ----------
NON-INTEREST EXPENSE:
  Salaries and benefits                                        1,584        1,481
  Occupancy, net                                                 159          146
  Equipment                                                      207          168
  PA Bank Shares tax                                              70           67
  ATM/Debit card expenses                                         34           12
  Professional fees                                              115           71
  Director fees and benefits                                      53           50
  Computer software licenses and maintenance                      49           55
  Stationery and supplies                                         52           50
  Early withdrawal penalty on interest bearing balances           92            0
  Other                                                          499          440
                                                          ----------   ----------
       Tot. Non-int. Exp                                       2,914        2,540
                                                          ----------   ----------
  Income before income tax provision                           1,549        1,377
INCOME TAX PROVISION                                             394          360
                                                          ----------   ----------
       NET INCOME                                         $    1,155   $    1,017
                                                          ==========   ==========
NET INCOME PER SHARE                                      $     0.34   $     0.30
                                                          ==========   ==========

DIVIDENDS PER SHARE                                       $     0.20   $     0.20
                                                          ==========   ==========
Weighted Average No. of
  Shares Outstanding                                       3,348,063    3,348,063

Earnings per share has been adjusted to reflect the 5% stock dividend paid in February of 2006.

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)


                                                         For the Quarter
                                                         Ended March 31,
                                                       2006        2005
                                                     --------    --------
Operating Activities:
  Net Income                                         $  1,155    $  1,017
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan & lease losses                       135          60
  Depreciation                                            160         123
  Incr. in cash-surr. value of life insurance             (56)        (53)
  Investment securities gains, net                          0           0
  Amortization                                              9           9
  Gain on sale/disposal of bank
    premises and equipment                                 (9)          0
  Gain on the sale of foreclosed
    assets                                               (152)          0
  Deferred income taxes                                   (30)       (146)
  Change in accrued interest receivable                    60         (10)
  Change in other assets                                 (324)       (255)
  Change in accrued interest payable                      142         208
  Change in other liabilities                              35         (86)
                                                     --------    --------
            Net cash provided by
            operating activities                        1,125         862
                                                     --------    --------
Investing Activities:
  Net decr(incr) in int-bearing balances                6,369         492
  Proceeds from sale of securities                          0           0
  Proceeds from sale of bank premises & equip't             9           0
  Proceeds from the maturity of secs                      654       1,573
  Purchases of investment securities                   (3,686)       (161)
  Net increase in loans                                (5,815)     (1,836)
  Purchases of bank premises & equip't                   (193)       (366)
  Proceeds from sale of foreclosed assets                 152           0
                                                     --------    --------
            Net cash provided by(used in)
            investing activities                       (2,510)       (298)
                                                     --------    --------
Financing Activities:
  Net incr.(decr.) in demand and savings                   62      (3,118
  Net (decr.)incr. in time deposits                    (2,518)        692
  Net decrease in federal funds sold                        0           0
  Net incr.(decr.) in short-term borrowings               118      (8,315)
  Long-term debt repayments                            (5,031)        (29)
  Long-term borrowings                                 10,000      10,000
  Cash dividend paid                                     (644)       (638)
  Purchase of treasury stock                                0        (158)
                                                     --------    --------
            Net cash provided by(used in)
            financing activities                        1,987      (1,566)
                                                     --------    --------
  Net incr(decr) in cash & due from banks                 602      (1,002)
  Cash & due from banks, beg of period                  6,350       6,679
                                                     --------    --------
  Cash & due from banks, end of period                  6,952       5,677
                                                     ========    ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                         2,665       1,895
  Income taxes paid                                         0           0
Supplemental Noncash Disclosures:
  Loan charge-offs                                         87          29
  Transfers to foreclosed assets held for sale            184           0

                   Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements


1. The consolidated interim financial statements with the exception of the consolidated balance sheet dated December 31, 2005, are unaudited and have been prepared according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

4. Management considers the allowance for loan and lease losses to be adequate at this time.

5. Short-term borrowings as of March 31, 2006, and December 31, 2005, consisted of:

(Dollars in thousands)
                                    3/31/06     12/31/05
                                    -------     --------
Federal funds purchased              $6,000      $ 5,000
Repurchase agreements                 6,408        6,899
Treasury, tax and loan note              52          443
Due to broker                             0            0
                                    -------     --------
                                    $12,460      $12,342
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

6. During the first quarter, Mid Penn Bank ("MPB") entered into a $5 million, five-year, long-term borrowing with the FHLB at a fixed rate of 5.13% and a $5 million, three-year, long-term borrowing with the FHLB at a fixed rate of 5.18%

7. MPB has an unfunded noncontributory defined benefit pension plan for directors. The plan provides defined benefits based on years of service. MPB also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. MPB uses a December 31 measurement date for its plans.

The components of net periodic benefit costs from these benefit plans are as follows:

                          Three months ended March 31:
                             (Dollars in thousands)


                                Pension Benefits
                                 Other Benefits




                                        2006    2005   2006   2005
                                        ----    ----   ----   ----
Service cost                            $ 10    $  6   $  5   $  9
Interest cost                              7      10      9      8
Expected return on plan assets             0       0      0      0
Amortization of transition obligation      4       0      0      4
Amortization of prior service cost         0       6      0      0
Amortization of net (gain) loss           (1)      0      0      0
                                        ----    ----   ----   ----
     Net periodic benefit cost          $ 20    $ 22   $ 14   $ 21
                                        ----    ----   ----   ----

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


                                             Three Months
                                           Ended March 31:
                                            (In thousands)
                                           2006       2005
                                         -------    -------
Net Income                               $ 1,155    $ 1,017
                                         -------    -------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                    (88)      (432)
  Less:  reclassification
   adjs for losses(gains) included
   in net income                               0          0
                                         -------    -------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                   (88)      (432)
  Income tax (provision) benefit
   related to other comp.income (loss)        30        147
                                         -------    -------
  Other comprehensive inc(loss)             (580       (285)
                                         -------    -------
       Comprehensive Income                1,097        732
                                         =======    =======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania


ITEM 2:  Management's Discussion of Consolidated Financial Condition

Management's Discussion of Consolidated Financial Condition as of March 31, 2006, compared to year-end 2005 and the Results of Operations for the first quarter of 2006 compared to the same period in 2005.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2006, were $441,371,000 compared to $438,110,000 as of December 31, 2005.

During the first quarter of 2006, net loans outstanding increased by $5,496,000, or 1.8%. Interest-bearing balances, insured certificates of deposits in other financial institutions and investment securities, decreased by $6,396,000 as we continue to reinvest a portion of these maturing funds into higher yielding loans.

Total deposits balances remained fairly flat during the first quarter with continued competition for deposit dollars in our market.

Short-term borrowings also remained fairly constant during the quarter. We entered into two long-term borrowings during the quarter in anticipation of rising interest rates. All components of long-term debt are advances from the FHLB.
These long-term debt advances match nicely with the average terms of the loans granted on the asset side of the balance sheet.

As of March 31, 2006, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines, and the Corporation's capital ratios are in excess of the Bank's capital ratios. In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. No shares have been repurchased to date.

RESULTS OF OPERATIONS

Net income for the first quarter of 2006 was $1,155,000, compared with $1,017,000 earned in the same quarter of 2005, an increase of 13.6%. Net income per share for the first quarter of 2006 and 2005 was $.34 and $.30, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 12.5% on an annualized basis for the first quarter of 2006 as compared to 11.5% for the same period in 2005.

Net interest income increased due to both higher interest rates as well as a larger base of earning assets as compared to the first quarter of 2005. Net interest income of $3,773,000 for the quarter ended March 31, 2006, increased by 16.3% compared to the $3,245,000 earned in the same quarter of 2005. We continue to closely monitor net interest income, positioning the balance sheet so as to benefit in a rising rate environment. According to recent statements by the Federal Reserve, it would appear that interest rates will continue to rise at least through the second quarter of 2006.

During the first quarter of 2006, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At March 31, 2006, these scenarios were within the policy limits of +/- 15% in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

Based on Management's analysis of the loan portfolio, the Bank recorded a $135,000 provision for possible loan and lease losses during the first quarter of 2006, compared to a provision of $60,000 made during the first quarter of 2005. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of loss, economic conditions, trends and other factors in determining a reasonable provision for the period. A portion of the allowance for loan and lease losses is based on applying historical loss ratios to the existing loan portfolio. As a result, the increase in the loan portfolio caused an increase in the provision.


Non-interest income amounted to $825,000 for the first quarter of 2006 compared to $732,000 earned during the same quarter of 2005. The most significant change to non-interest income during the quarter was a $152,000 gain realized on the sale of a long-standing parcel of other real estate. Another significant contribution to non-interest income continues to be insufficient fund (NSF) fee income. NSF fee income contributed approximately $270,000 during the first quarter of 2006.

Non-interest expense amounted to $2,914,000 for the first quarter of 2006 compared to $2,540,000 incurred during the same quarter of 2005. The largest increase in non- interest expense during the first quarter of 2006 as compared to the same period in 2005, was the $103,000 increase in salary and benefits expense, which is largely attributable to the addition of five full-time equivalent personnel at our two newest offices in Harrisburg. Both of these offices opened in the second quarter of 2005. We also paid approximately $92,000 in early withdrawal penalties on a block of five-year interest bearing balances. The proceeds from these jumbo certificates of deposit were reinvested at current rates to increase the Bank's interest income going forward. The increased cash flow will more than offset the penalties paid over the remaining lives of the balances. Professional fees increased by approximately $44,000 during the first quarter of 2006, largely due to recruiting fees paid for two officer-level personnel hired during the quarter.

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

Funds generated from operations was a major source of funds during the quarter. Another significant source of funds came from the net decrease in interest bearing balances that were liquidated during the first quarter, which generated over $6.3 million in funds. These funds were reinvested in higher-yielding loans and investments during the quarter. Another source of funds during the quarter was a $10 million long-term borrowing entered into with the FHLB, $5 million of which replaced a borrowing that matured during the quarter. These fixed-rate borrowings were consummated in anticipation of higher borrowing costs later in the year.

A major use of funds during the period was the net increase in loans of $5.5 million, particularly in the area of commercial loans secured by real estate. Another major use of cash during the first quarter was the purchase of available for sale securities of $3 million.

CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total non-performing assets were $3,384,000, representing 0.77% of total assets at March 31, 2006, compared to $3,317,000, or 0.76% of total assets at December 31, 2005. Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 2006.

The allowance for loan losses at March 31, 2006, was $3,770,000 or 1.19% of loans, net of unearned interest, as compared to $3,704,000 or 1.19% of loans, net of unearned interest, at December 31, 2005.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially uncollectible loans and non-performing assets, we consider the Allowance for Loan Losses to be adequate to absorb any foreseeable loan or lease losses.

                                               Mar. 31,   Dec. 31,
                                                2006       2005
                                               ------     ------
Non-Performing Assets:
     Non-accrual loans                          1,887      1,773
     Past due 90 days or more                     855      1,086
     Restructured loans                             0          0
                                               ------     ------
     Total non-performing loans                 2,742      2,859
     Other real estate                            642        458
                                               ------     ------
              Total                             3,384      3,317
                                               ======     ======
     Percentage of total loans outstanding       1.07%      1.06%
     Percentage of total assets                  0.77%      0.76%

Analysis of the Allowance for Loan Losses:
     Balance beginning of period                3,704      3,643

     Loans charged off:

     Commercial real estate, construction
      and land development                          0         32
     Commercial, industrial and agricultural       32         29
     Real estate - residential mortgage             0          0
     Consumer                                      55        138
                                               ------     ------
              Total loans charged off              87        199
                                               ------     ------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                          0          0

     Commercial, industrial and agricultural        1         12
     Real estate - residential mortgage             0          0
     Consumer                                      17         23
                                               ------     ------
              Total recoveries                     18         35
                                               ------     ------
       Net (charge-offs) recoveries               (69)      (164)
                                               ------     ------
       Current period provision for
                  loan losses                     135        225
                                               ------     ------
       Balance end of period                    3,770      3,704
                                               ======     ======

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

Item 4:  Controls and Procedures:

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

Changes in Internal Controls Over Financial Reporting

         There were no significant changes in Mid Penn Bancorp's internal controls or, to its knowledge, in other factors that could significantly affect internal controls during the fiscal quarter ended March 31, 2006.

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

Item 1A. Risk Factors - There are no material changes from the risk factors as previously disclosed in the Form 10-K.

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


                                         Mid Penn Bancorp, Inc.
                                         Registrant


By: /s/ Alan W. Dakey                              By: /s/ Kevin W. Laudenslager
    -------------------------                          -------------------------
    Alan W. Dakey                                      Kevin W. Laudenslager
    President & CEO                                    Treasurer
    Date:  May 5, 2006                                 Date:  May 5, 2006