Form 10-Q
period 2006-06-30
MID PENN BANCORP INC
filed 2006-08-03
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2006


                 Commission file number 001-13677

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

3,348,063 shares of Common Stock, $1.00 par value per share, were outstanding as of August 3, 2006.

                              PART I
                       MID PENN BANCORP, INC.
                   ITEM I:  FINANCIAL INFORMATION





                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                       (Dollars in thousands)


                                                                                              June 30,           Dec. 31
                                                                                                2006              2005
                                                                                              --------           --------
                                                                                            (Unaudited)         (Audited)



ASSETS:
   Cash and due from banks                                                                     $8,391            $6,350
   Interest-bearing balances                                                                   40,785            54,549
   Available-for-sale securities                                                               59,236            50,878
   Federal funds sold                                                                           5,000                 0
   Loans and Leases                                                                           328,199           311,837
     Less,
        Allowance for loan and lease losses                                                     3,994             3,704
                                                                                              -------           -------
              Net loans and leases                                                            324,205           308,133
                                                                                              -------           -------
   Bank premises and equip't, net                                                               6,248             6,334
   Foreclosed assets held for sale                                                                568               458
   Accrued interest receivable                                                                  2,360             2,269
   Cash surrender value of life insurance                                                       6,510             6,402
   Deferred income taxes                                                                        1,608             1,392
   Other assets                                                                                 1,774             1,345
                                                                                             -------           -------
              Total Assets                                                                    456,685           438,110
                                                                                              =======           =======
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                                                      45,954            41,719
   NOW                                                                                         31,747            31,686
   Money Market                                                                                65,659            61,421
   Savings                                                                                     24,875            26,825
   Time                                                                                       173,679           163,623
                                                                                              -------           -------
              Total deposits                                                                  341,914           325,274
                                                                                              -------           -------
  Short-term borrowings                                                                         8,004            12,342
  Accrued interest payable                                                                      1,986             1,535
  Other liabilities                                                                             2,603             2,260
  Long-term debt                                                                               64,776            59,838
                                                                                              -------           -------
              Total Liabilities                                                               419,283           401,249
                                                                                              -------           -------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,367,119 and 3,207,912 shares at
    June 30, 2006 and December 31, 2005, resp.                                                  3,367             3,208
   Additional paid-in capital                                                                  27,452            23,472
   Retained earnings                                                                            7,306            10,486
   Accumulated other comprehensive inc(loss)                                                     -187               231
   Treasury Stock at cost
            (19,056 shs.)                                                                        -536              -536
                                                                                              -------           -------
             Total Stockholders' Equity                                                        37,402            36,861
                                                                                              -------           -------
              Total Liabilities & Equity                                                      456,685           438,110
                                                                                              =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                        MID PENN BANCORP, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                 (Unaudited; dollars in thousands)

                                                                                 ThreeMonths                          SixMonths
                                                                                Ended June 30,                      EndedJune 30,
                                                                            2006              2005             2006             2005
INTEREST INCOME:                                                           -----             -----            -----           -----
  Interest & fees on loans and leases                                     $5,834            $4,656          $11,296          $9,080
  Int.-bearing balances                                                      506               509            1,042             974
  Treas. & Agency securities                                                 232               186              469             357
  Municipal securities                                                       332               265              627             529
  Other securities                                                            46                25               96              45
  Fed funds sold and repos                                                    12                22               12              26
                                                                           -----             -----            -----           -----
       Total Int. Income                                                   6,962             5,663           13,542          11,011
                                                                           -----             -----            -----           -----
INTEREST EXPENSE:
  Deposits                                                                 2,094             1,530            4,016           2,915
  Short-term borrowings                                                      160                39              305              83
  Long-term borrowings                                                       817               715            1,557           1,389
                                                                           -----             -----            -----           -----
       Total Int. Expense                                                  3,071             2,284            5,878           4,387
                                                                           -----             -----            -----           -----
       Net Int. Income                                                     3,891             3,379            7,664           6,624
PROVISION FOR LOAN AND LEASE LOSSES                                          225               110              360             170
                                                                           -----             -----            -----           -----
  Net Int. Inc. after Prov.                                                3,666             3,269            7,304           6,454
                                                                           -----             -----            -----           -----
NON-INTEREST INCOME:
  Trust dept                                                                  65                94              131             154
  Service chgs. on deposits                                                  349               332              678             654
  Investment securities
    Gains(losses), net                                                         0                 1                0               1
  Income on life insurance                                                    52                53              108             106
  Income on sale of other real estate                                          0        0                      152               0
  Other                                                                      275               207              497             504
                                                                           -----             -----            -----           -----
  Total Non-Interest Income                                                  741               687            1,566           1,419
                                                                           -----             -----            -----           -----
NON-INTEREST EXPENSE:
  Salaries and benefits                                                    1,562             1,344            3,147           2,825
  Occupancy, net                                                             152               162              311             307
  Equipment                                                                  210               206              417             375
  PA Bank Shares tax                                                          71                67              142             134
  ATM/Debit card expenses                                                     31                68               65              80
  Professional fees                                                           94                71              209             142
  Director fees and benefits                                                  67                76              120             126
  Advertising Expense                                                         42               108              119             163
  Computer software licensing                                                 52                45              101             100
  Stationery and supplies                                                     45                73               97             123
  Early withdrawal fee on int-bearing bals.                                   99                 0              191               0
  Other                                                                      470               401              889             786
                                                                           -----             -----            -----           -----
       Tot. Non-int. Exp.                                                  2,895             2,621            5,808           5,161
                                                                           -----             -----            -----           -----
  Income before income tax provision                                       1,512             1,335            3,062           2,712
INCOME TAX PROVISION                                                         395               333              789             693
                                                                           -----             -----            -----           -----

       NET INCOME                                                         $1,117            $1,002           $2,273          $2,019
                                                                           =====             =====            =====           =====
NET INCOME PER SHARE                                                       $0.33             $0.30            $0.68           $0.60
                                                                           =====             =====            =====           =====
DIVIDENDS PER SHARE                                                        $0.20             $0.20            $0.40           $0.40
                                                                           =====             =====            =====           =====
Weighted Average No. of
  Shares Outstanding                                                   3,348,063         3,348,063        3,348,063       3,348,063

Earnings per share has been adjusted to reflect



the 5% stock dividend paid in February of 2006.

The accompanying notes are
an integral part of these
consolidated financial statements.



                   MID PENN BANCORP, INC.
           CONSOLIDATED STATEMENT OF CASH FLOWS
             (Unaudited; Dollars in thousands)


                                                                                                         For the Six Months
                                                                                                           Ended June 30,
                                                                                                           2006        2005
                                                                                                         --------    --------
Operating Activities:
  Net Income                                                                                               $2,273      $2,019
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan and lease losses                                                                         360         170
  Depreciation                                                                                                316         259
  Incr. in cash-surr. value of life insurance                                                                -108        -106
  Investment securities gains, net                                                                              0          -1
  Amortization                                                                                                 18          18
  (Gain) loss on sale/disposal of bank
    premises and equipment                                                                                     -9           2
  (Gain) loss on the sale of foreclosed
    assets                                                                                                   -131          10
  Deferred income taxes                                                                                      -216         -50
  Change in accrued interest receivable                                                                       -91        -138
  Change in other assets                                                                                     -231         -87
  Change in accrued interest payable                                                                          451         454
  Change in other liabilities                                                                                 343         431
                                                                                                          -------     -------
            Net cash provided by
            operating activities                                                                            2,975       2,981
                                                                                                          -------     -------
Investing Activities:
  Net decr in int-bearing balances                                                                         13,764         120
  Incr. in federal funds sold                                                                              -5,000           0
  Proceeds from sale of securities                                                                              0         535
  Proceeds from the maturity of secs.                                                                       2,533       2,572
  Purchases of investment securities                                                                      -11,525      -7,271
  Net increase in loans and leases                                                                        -16,616      -6,162
  Purchases of bank premises & equip't                                                                       -230      -1,359
  Proceeds from sale of foreclosed assets                                                                     205          35
  Proceeds from Sale of Bank Premises & Equip't                                                                 9          40
  Capitalized additions - ORE                                                                                   0           0
                                                                                                          -------     -------
            Net cash provided by(used in)
            investing activities                                                                          -16,860     -11,490
                                                                                                          -------     -------
Financing Activities:
  Net incr. in demand and savings                                                                           6,584       6,093
  Net (decr)incr. in time deposits                                                                         10,056         579
  Net decrease in federal funds sold                                                                            0           0
  Net decrease in short-term borrowings                                                                    -4,338      -6,934
  Long-term debt repayments                                                                                -5,062         -59
  Increase in long-term borrowings                                                                         10,000      10,000
  Cash dividend paid                                                                                       -1,314      -1,275
  Purchase of treasury stock                                                                                    0           0
                                                                                                          -------     -------
            Net cash provided by(used in)
            financing activities                                                                           15,926       8,404
                                                                                                          -------     -------
  Net incr(decr) in cash & due from banks                                                                   2,041        -105
  Cash & due from banks, beg of period                                                                      6,350       6,679
                                                                                                          -------     -------
  Cash & due from banks, end of period                                                                      8,391       6,574
                                                                                                          =======     =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                                             5,427       3,933
  Income taxes paid                                                                                           775         726
Supplemental Noncash Disclosures:
  Loan charge-offs                                                                                            119          76
  Transfers to other real estate                                                                              184           0


                   Mid Penn Bancorp, Inc.
         Notes to Consolidated Financial Statements

1. The consolidated interim financial statements with the exception of the consolidated balance sheet dated December 31, 2005, are unaudited and have been prepared according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5. Short-term borrowings as of June 30, 2006, and December 31, 2005, consisted of:

(Dollars in thousands)
                                    6/30/06     12/31/05
                                    -------     --------
Federal funds purchased              $    0      $ 5,000
Repurchase agreements                 7,967        6,899
Treasury, tax and loan note              37          443
Due to broker                             0            0
                                    -------     --------
                                    $ 8,004      $12,342
                                    =======      =======

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by Mid Penn Bank ("MPB") are placed in the Treasury note option account. The due to broker balance represents previous day balances transferred from deposit accounts under a sweep account agreement.

6. During the first quarter of 2006, MPB entered into a $5 million, five-year, long-term borrowing with the FHLB at a fixed rate of 5.13% and a $5 million, three-year, long-term borrowing with the FHLB at a fixed rate of 5.18%. There were no additional borrowings made during the second quarter.

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



The components of net periodic benefit costs from these benefit plans are as follows:

     Six months ended June 30:
     (Dollars in thousands)
                                        Pension Benefits        Other Benefits
                                        2006       2005         2006     2005



  Service cost                          $20        $14          $10      $22

  Interest cost                         $14        $20          $18      $18

  Expected return on plan assets        $ -        $ -          $ -      $ -

  Amortization of transition obligation $ 8        $ -          $ -      $ -

  Amortization of prior service cost    $ -        $14          $ -      $ -

  Amortization of net (gain) loss       $(2)       $ -          $ -      $ -
                                        ----       ---          ---      ---

       Net periodic benefit cost        $40        $48          $28      $48
                                        ----       ---          ---      ---



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

(Dollars in thousands)                                                   Three Months             Six Months
                                                                         Ended June 30:           Ended June 30:
                                                                        2006         2005        2006        2005
                                                                      --------     --------    --------    --------

Net Income                                                            $1,117        $1,002      $2,273      $2,019
                                                                      --------     --------    --------    --------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                                               -546           283        -634        -149
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                                           0            -1           0          -1
                                                                      --------     --------    --------    --------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                                              -546           282        -634        -150
  Income tax (provision) benefit
   related to other comp.income (loss)                                   186           -96         216          51
                                                                      --------     --------    --------    --------
  Other comprehensive inc(loss)                                         -360           186        -418         -99
                                                                      --------     --------    --------    --------
       Comprehensive Income (Loss)                                       757         1,188       1,855       1,920
                                                                       =======     =======     =======     =======

                   Mid Penn Bancorp, Inc.
                  Millersburg, Pennsylvania
ITEM 2:  Management's Discussion of Consolidated Financial Condition

Management's Discussion of Consolidated Financial Condition as of June 30, 2006, compared to year-end 2005 and the Results of Operations for the second quarter and the first six months of 2006 compared to the same periods in 2005.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2006, were $456,685,000, compared to $438,110,000 as of December 31, 2005. During the first half of 2006, net loans and leases increased by $16,072,000 from year end, an annualized increase of 10.4%. The increase in loans reflects the strong loan demand in our market during the first two quarters of 2006, as well as the addition of two seasoned lending officers to our staff.

Total deposits increased by $16,640,000 during the first six months of 2006. Ten million dollars of this growth came from the issuance of brokered certificates of deposit with a weighted-average maturity of 4.3 years.

Maturing interest-bearing balances were invested in both higher yielding loans and available-for-sale securities, as rising rates offered opportunities in the investment arena.

As of June 30, 2006, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines, and the Corporation's capital ratios are in excess of the Bank's capital ratios. The changes in MPB's additional paid in capital account resulted from the 5% stock dividend paid to shareholders in February of 2006. In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. No shares have been repurchased to date.


RESULTS OF OPERATIONS

Net income for the first six months of 2006 was $2,273,000, compared with $2,019,000 earned in the same period of 2005, an increase of 12.6%. Net income per share for the same period of 2006 and 2005 was $.68 and $.60, respectively. Net income as a percentage of average stockholders' equity, also known as return on equity, (ROE), was 12.3% on an annualized basis for the first half of 2006 and 11.6% for the same period of 2005.

Net income for the second quarter of 2006 was $1,117,000, compared with $1,002,000 earned in the same quarter of 2005, an increase of 11.5%. Net income per share for the second quarters of 2006 and 2005 was $.33 and $.30, respectively. The increase in net income was due largely to the growth in the loan portfolio during the past twelve months.

Net interest income of $3,891,000 for the quarter ended
June 30, 2006, increased by more than 15% over the $3,379,000 earned in the same quarter of 2005, reflecting both the growth in earning assets over the past twelve months as well as an improved interest margin due to increasing short-term interest rates.

During the second quarter of 2006, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At June 30, 2006, these scenarios were within the policy limits of +/- 15% in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

Based on Management's analysis of the loan portfolio, the Bank recorded a $225,000 provision for possible loan and lease losses during the second quarter of 2006, compared to a provision of $110,000 made during the second quarter of 2005. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of loss, economic conditions, trends and other factors in determining a reasonable provision for the period. A portion of the allowance for loan and lease losses is based on applying historical loss ratios to the existing loan portfolio. As a result, the increase in the loan portfolio caused an increase in the provision.


Non-interest income amounted to $349,000 for the second quarter of 2006 compared to $332,000 earned during the same quarter of 2005. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed approximately $277,000 of income during the second quarter of 2006.

Non-interest expense increased by 10.5% during the second quarter of 2006 compared to the same quarter of 2005. The increase in non-interest expense; particularly in the areas of salary and benefit expense and equipment expense; is attributable to the expenses associated with opening two new branch offices during the second quarter of 2005. We also paid approximately $99,000 in early withdrawal penalties on a block of five-year interest bearing balances redeemed during the second quarter. The proceeds from these jumbo certificates of deposit were reinvested at current rates to increase the Bank's interest income going forward. The increased cash flow will more than offset the penalties paid over the remaining lives of the balances. Professional fees increased by approximately $64,000 during the first two quarters of 2006, largely due to recruiting fees paid for three officer-level personnel hired during this period.


LIQUIDITY

The Bank's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity include interest-bearing balances maturing investment securities, borrowings, payments received on loans, and increases in deposit liabilities.

Funds generated from operations were a significant source of funds for the first half of 2006. Another significant source of funds came from the maturity and early redemption of interest bearing balances that were liquidated during the first half, which generated over $13.7 million in funds. During the second quarter, the Bank issued $10 million of brokered certificates of deposit with a weighted-average maturity of 4.3 years and a cost of funds of 5.05%. Another source of funds during the first six months was a $10 million long-term borrowing entered into with the FHLB, $5 million of which replaced a borrowing that matured during the quarter. These fixed-rate borrowings and brokered certificates were consummated in anticipation of higher borrowing costs later in the year.

A major use of funds during the first half was the net increase in loans of $16.1 million, particularly in the area of commercial loans secured by real estate. Another major use of cash during the period was the purchase of available for sale securities of $8.4 million due to rising rates offering more attractive investment opportunities.

CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total non-performing assets were $3,464,000, representing 0.76% of total assets at June 30, 2006, compared to $3,317,000, or 0.76% of total assets at December 31, 2005. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 2006.

The allowance for loan and lease losses at June 30, 2006, was $3,994,000 or 1.22% of loans, net of unearned interest, as compared to $3,704,000 or 1.19% of loans, net of unearned interest, at December 31, 2005.

Based upon the ongoing analysis of the Bank's loan portfolio by the loan review department, the latest quarterly analysis of potentially uncollectible loans and non-performing assets, we consider the Allowance for Loan And Lease Losses to be adequate to absorb any foreseeable loan or lease losses.

NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This pronouncement will be effective for MPB in 2007. The effects of this pronouncement are not determinable at this time.

                             MID PENN BANCORP, INC.

                                                                                       Six            Year
                                                                                      Months         Ended
                                                                                      Ended

                                                                                      June 30,        Dec. 31,
                                                                                        2006            2005
                                                                                      --------        --------
Non-Performing Assets:
     Non-accrual loans                                                                   1,986         1,773
     Past due 90 days or more                                                              910         1,086
     Restructured loans                                                                      0             0
                                                                                      --------        --------
     Total non-performing loans                                                          2,896         2,859
     Other real estate                                                                     568           458
                                                                                      --------        --------
              Total                                                                      3,464         3,317
                                                                                      =========       ========
     Percentage of total loans outstanding                                                1.06%         1.06%
     Percentage of total assets                                                           0.76%         0.76%


Analysis of the Allowance for Loan and Lease Losses:
     Balance beginning of period                                                         3,704         3,643

     Loans charged off:

     Commercial real estate, construction
      and land development                                                                   0            32
     Commercial, industrial and agricultural                                                52            29
     Real estate - residential mortgage                                                      0             0
     Consumer                                                                               67           138
                                                                                      --------        --------
              Total loans charged off                                                      119           199
                                                                                      --------        --------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                                                   0             0
     Commercial, industrial and agricultural                                                 2            12
     Real estate - residential mortgage                                                      0             0
     Consumer                                                                               47            23
                                                                                      --------        --------
              Total recoveries                                                              49            35
                                                                                      --------        --------

       Net (charge-offs) recoveries                                                        -70          -164
                                                                                      --------        --------
       Current period provision for
                  loan losses                                                              360           225
                                                                                      --------        --------
       Balance end of period                                                             3,994         3,704
                                                                                      =========       ========

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

Changes in Internal Controls Over Financial Reporting

         There was no change in Mid Penn Bancorp's internal controls or, to its knowledge, in other factors that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - Nothing to report

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security
     Holders - At the Annual Meeting of Shareholders held on April 25, 2006, a vote was held for the election of Class B directors: Jere M. Coxon, Alan
     W. Dakey and Guy J. Snyder, Jr. to serve for a three-year term, and to ratify the selection of Parente Randolph, LLC as external auditors for Mid Penn Bancorp, Inc. for the year ending December 31, 2006. Jere M. Coxon received 2,806,550 votes for and 33,592 votes withheld. Alan W. Dakey received 2,798,386 votes for and 41,755 votes withheld. Guy J. Snyder, Jr. received 2,806,981 votes for and 33,160 withheld. The selection of external auditors received 2,839,513 votes for, 628 votes against, and 0 votes abstained.

  Other directors include:
  Name:                    Term Expiration:
    A James Durica               2007
    Robert C. Grubic             2008
    Gregory M. Kerwin            2008
    Theodore W. Mowery           2007
    Donald E. Sauve              2007
    Edwin D. Schlegel            2008
    William A. Specht,III        2008

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

                           10.5 Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

                           10.6 Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

                           11.0 Statement regarding the computation of Per Share Earnings (Included in body of 10-Q)

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

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
-----------------                  -------------------------
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date:  Aug. 3, 2006                Date:  Aug. 3, 2006