Form 10-Q
period 2006-09-30
MID PENN BANCORP INC
filed 2006-11-06
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                        Commission file number 001-13677

                             Mid Penn Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                    25-1666413
(State or other jurisdiction of                            (IRS Employer ID No.)
Incorporation or Organization)

349 Union Street, Millersburg, PA                                  17061
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

                   [X] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

[ ] Large accelerated Filer     [X] Accelerated Filer
[ ] Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   [ ] Yes     [X] No

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

3,346,860 shares of Common Stock, $1.00 par value per share, were outstanding as of November 3, 2006.

                                     PART I
                             MID PENN BANCORP, INC.
                              FINANCIAL INFORMATION

ITEM 1:  Financial Statements:

                       MID PENN BANCORP, INC.
                    CONSOLIDATED BALANCE SHEET
                 (Unaudited; Dollars in thousands)

                                                      Sept. 30,        Dec. 31,
                                                         2006            2005
                                                     -----------      ---------
                                                     (Unaudited)      (Audited)
ASSETS:
   Cash and due from banks                            $   7,258       $   6,350
   Interest-bearing balances                             44,615          54,549
   Available-for-sale securities                         56,961          50,878
   Federal funds sold                                         0               0
   Loans and leases                                     331,992         311,837
     Less,
        Allowance for loan and lease losses               4,044           3,704
                                                      ---------       ---------
              Net loans and leases                      327,948         308,133
                                                      ---------       ---------
   Bank premises and equip't, net                         6,125           6,334
   Foreclosed assets held for sale                          568             458
   Accrued interest receivable                            2,464           2,269
   Cash surrender value of life insurance                 6,564           6,402
   Deferred income taxes                                  1,385           1,392
   Other assets                                           1,899           1,345
                                                      ---------       ---------
              Total Assets                              455,787         438,110
                                                      =========       =========

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                42,431          41,719
   NOW                                                   32,010          31,686
   Money Market                                          57,240          61,421
   Savings                                               23,540          26,825
   Time                                                 174,008         163,623
                                                      ---------       ---------
              Total deposits                            329,229         325,274
                                                      ---------       ---------
  Short-term borrowings                                  18,146          12,342
  Accrued interest payable                                2,455           1,535
  Other liabilities                                       2,831           2,260
  Long-term debt                                         64,745          59,838
                                                      ---------       ---------
              Total Liabilities                         417,406         401,249
                                                      ---------       ---------

STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,367,119 and 3,207,912 shares at
    Sept. 30, 2006 and
    December 31, 2005, resp                               3,367           3,208
   Additional paid-in capital                            27,452          23,472
   Retained earnings                                      7,878          10,486
   Accumulated other comprehensive inc(loss)                246             231
   Treasury Stock at cost
    (20,173 and 19,056 shs., resp.)                        (562)           (536)
                                                      ---------       ---------
             Total Stockholders' Equity                  38,381          36,861
                                                      ---------       ---------
              Total Liabilities & Equity                455,787         438,110
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited; dollars in thousands)

                                                       Three Months                   Nine Months
                                                      Ended Sept. 30,               Ended Sept. 30,
                                                   2006           2005           2006           2005
                                                ----------     ----------     ----------     ----------
INTEREST INCOME:
  Interest & fees on loans                      $    5,898     $    4,913     $   17,194     $   13,993
  Int.-bearing balances                                566            554          1,608          1,528
  Treas. & Agency securities                           288            216            757            573
  Municipal securities                                 290            264            917            793
  Other securities                                      45             23            141             68
  Fed funds sold and repos                              17             12             29             38
                                                ----------     ----------     ----------     ----------
       Total Int. Income                             7,104          5,982         20,646         16,993
                                                ----------     ----------     ----------     ----------
INTEREST EXPENSE:
  Deposits                                           2,280          1,722          6,296          4,637
  Short-term borrowings                                185             47            490            130
  Long-term borrowings                                 825            723          2,382          2,112
                                                ----------     ----------     ----------     ----------
       Total Int. Expense                            3,290          2,492          9,168          6,879
                                                ----------     ----------     ----------     ----------
       Net Int. Income                               3,814          3,490         11,478         10,114
PROVISION FOR LOAN LOSSES                               75            280            435            450
                                                ----------     ----------     ----------     ----------
  Net Int. Inc. after Prov                           3,739          3,210         11,043          9,664
                                                ----------     ----------     ----------     ----------
NON-INTEREST INCOME:
  Trust dept                                            63             63            194            217
  Service chgs. on deposits                            340            353          1,018          1,007
  Investment securities
    Gains(losses), net                                  33              0             33              1
  Income on life insurance                              54             61            162            167
  Income on sale of other real estate                    0              0            131             56
  Other                                                245            359            742            797
                                                ----------     ----------     ----------     ----------
  Total Non-Interest Income                            735            836          2,280          2,245
                                                ----------     ----------     ----------     ----------
NON-INTEREST EXPENSE:
  Salaries and benefits                              1,557          1,395          4,704          4,220
  Occupancy, net                                       159            143            470            450
  Equipment                                            200            186            617            561
  PA Bank Shares tax                                    72             68            214            202
  ATM/Debit card expenses                               23             44             88            124
  Professional fees                                    104             61            313            203
  Director fees and benefits                            55             77            175            203
  Advertising Expense                                   51             79            170            242
  Computer software licensing                           58             49            159            149
  Stationery and supplies                               54             40            151            163
  Early withdrawal fee on int-bearing bals               0              0            191              0
  Other                                                452            385          1,321          1,161
                                                ----------     ----------     ----------     ----------
       Tot. Non-int. Exp                             2,785          2,527          8,573          7,678
                                                ----------     ----------     ----------     ----------
  Income before income taxes                         1,689          1,519          4,750          4,231
INCOME TAX EXPENSE                                     447            387          1,236          1,080
                                                ----------     ----------     ----------     ----------

       NET INCOME                               $    1,242     $    1,132     $    3,514     $    3,151
                                                ==========     ==========     ==========     ==========
NET INCOME PER SHARE                            $     0.37     $     0.34     $     1.05     $     0.94
                                                ==========     ==========     ==========     ==========
DIVIDENDS PER SHARE                             $     0.20     $     0.20     $     0.60     $     0.60
                                                ==========     ==========     ==========     ==========
Weighted Average No. of
  Shares Outstanding                             3,347,585      3,348,299      3,347,902      3,348,299

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                         For the Nine Months
                                                            Ended Sept. 30,
                                                         2006          2005
                                                       --------      --------
Operating Activities:
  Net Income                                           $  3,514      $  3,151
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                                 435           450
  Depreciation                                              470           411
  Incr. in cash-surr. value of life insurance              (162)         (167)
  Investment securities gains, net                          (33)           (1)
  Amortization                                               28            27
  Loss (gain) on sale/disposal of bank
    premises and equipment                                   (9)            2
  Loss (gain) on the sale of foreclosed
    assets                                                 (131)          (56)
  Deferred income taxes                                       7          (101)
  Change in accrued interest receivable                    (195)         (269)
  Change in other assets                                   (589)           29
  Change in accrued interest payable                        920           698
  Change in other liabilities                               571           737
                                                       --------      --------
            Net cash provided by
            operating activities                          4,826         4,911
                                                       --------      --------
Investing Activities:
  Net (incr)decr in int-bearing balances                  9,934         2,074
  Incr. in federal funds sold                                 0             0
  Proceeds from sale of securities                        1,923           535
  Proceeds from the maturity of secs                      4,112         3,587
  Purchases of investment securities                    (12,063)       (8,765)
  Net increase in loans                                 (20,434)      (25,985)
  Purchases of bank premises & equip't                     (261)       (2,012)
  Proceeds from sale of foreclosed assets                   205           561
  Proceeds from sale of bank premises & equip't               9            40
  Capitalized additions - ORE                                 0             0
  Purchase/assumption -- Vartan Nat'l accounts                0             0
                                                       --------      --------
            Net cash provided by(used in)
            investing activities                        (16,575)      (29,965)
                                                       --------      --------
Financing Activities:
  Net incr.(decr) in demand and savings                  (6,430)       10,937
  Net incr.(decr) in time deposits                       10,385         7,440
  Net decrease in federal funds sold                          0             0
  Net incr.(decr) in short-term borrowings                5,804         1,012
  Long-term debt repayments                              (5,093)          (89)
  Increase in long-term borrowings                       10,000        10,000
  Cash dividend paid                                     (1,983)       (1,914)
  Purchase of treasury stock                                (26)            0
                                                       --------      --------
            Net cash provided by(used in)
            financing activities                         12,657        27,386
                                                       --------      --------
  Net incr(decr) in cash & due from banks                   908         2,332
  Cash & due from banks, beg of period                    6,350         6,679
                                                       --------      --------
  Cash & due from banks, end of period                    7,258         9,011
                                                       ========      ========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                           8,248         6,181
  Income taxes paid                                       1,390         1,161
Supplemental Noncash Disclosures:
  Loan charge-offs, net of recoveries                        95            95
  Transfers to other real estate                            184            74

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

5. Short-term borrowings as of Sept. 30, 2006, and December 31, 2005, consisted of:

(Dollars in thousands)
                                    9/30/06     12/31/05
                                    -------     --------
Federal funds purchased              $9,800      $ 5,000
Repurchase agreements                 7,574        6,899
Treasury, tax and loan note             772          443
Due to broker                             0            0
                                    -------     --------
                                    $18,146      $12,342
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

6. During the first quarter of 2006, MPB entered into a $5 million, five-year, long-term borrowing with the FHLB at a fixed rate of 5.13% and a $5 million, three-year, long-term borrowing with the FHLB at a fixed rate of 5.18%. There were no additional borrowings made during the second or third quarters.

7. MPB has a noncontributory defined benefit pension plan for directors. The plan provides defined benefits based on years of service. MPB also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. MPB uses a December 31 measurement date for its plans.

The components of net periodic pension/benefit costs from these plans are as follows:

Components of Net Periodic Benefit Cost
     Nine months ended September 30:
     (Dollars in thousands)              Pension Benefits   Other Benefits
                                          2006      2005     2006     2005
                                          ----      ----     ----     ----
Service cost                              $ 30      $ 21     $ 15     $ 33
Interest cost                             $ 21      $ 30     $ 27     $ 27
Expected return on plan assets            $ --      $ --     $ --     $ --
Amortization of transition obligation     $ 12      $ --     $ --     $ 12
Amortization of prior service cost        $ --      $ 21     $ --     $ --
Amortization of net (gain) loss           $ (3)     $ --     $ --     $ --
                                          ----      ----     ----     ----
   Net periodic pension/benefit cost      $ 60      $ 72     $ 42     $ 72
                                          ----      ----     ----     ----

8. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends. The Corporation's basic and diluted earnings per share are the same since there are no dilutive shares of securities outstanding.

9. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation, "comprehensive income (loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available- for-sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held.

(Dollars in thousands)
                                                Three Months              Nine Months
                                              Ended Sept. 30:           Ended Sept. 30:
                                             2006         2005         2006         2005
                                           -------      -------      -------      -------
Net Income                                 $ 1,242      $ 1,132      $ 3,514      $ 3,151
                                           -------      -------      -------      -------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                      690         (134)          56         (265)
  Less:  reclassification
   adjs for losses(gains) included
   in net income                               (33)           0          (33)          (1)
                                           -------      -------      -------      -------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                     657         (134)          23         (266)
  Income tax (provision) benefit
   related to other comp.income (loss)        (223)          34           (8)          67
                                           -------      -------      -------      -------
  Other comprehensive inc(loss)                434         (100)          15         (199)
                                           -------      -------      -------      -------
       Comprehensive Income                  1,676        1,032        3,529        2,952
                                           =======      =======      =======      =======

10. On July 31, 2006, MPB entered into a Purchase and Assumption Agreement with Omega Bank ("Omega") pursuant to which the Bank will purchase the assets and assume the liabilities related to the Steelton and Middletown branches of Omega. Consummation of the transaction is subject to certain customary terms and conditions, including but not limited to receipt of various regulatory approvals. The transaction is expected to close during the fourth quarter of 2006.

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

ITEM 2:  Management's Discussion of Consolidated Financial Condition

Management's Discussion of Consolidated Financial Condition as of September 30, 2006, compared to year-end 2005 and the Results of Operations for the third quarter and the first nine months of 2006 compared to the same periods in 2005.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of Sept. 30, 2006, were $455,787,000, compared to $438,110,000 as of December 31, 2005. Asset growth has been led by growth in the MPB's loan portfolio.

During the first nine months of 2006, net loans outstanding increased by $19,815,000 from year end. The majority of this 6.4% increase was due to strong demand for commercial real estate loans, particularly in the Capital Region (Harrisburg Area), as well as the addition of two seasoned loan officers during the year.

Total deposits increased by $3,955,000 during the first nine months of 2006. This growth came primarily from the issuance of $10 million in brokered certificates of deposit with a weighted-average maturity of 4.3 years. MPB experienced a run-off of special-rate MMDA balances that were attracted in 2005 in association with the opening of the Allentown Boulevard Office in Harrisburg.

Maturing interest-bearing balances were invested in both higher yielding loans and available-for-sale securities, as rising rates offered opportunities in the investment arena. Net long-term borrowings increased by approximately $5 million in an effort to lock in low interest rates. All components of long-term debt are advances from the FHLB.

As of September 30, 2006, MPB's capital ratios are well in excess of the minimum and well-capitalized guidelines, and the Corporation's capital ratios are in excess of the Bank's capital ratios. The changes in Mid Penn Bancorp's additional paid in capital account resulted from the 5% stock dividend paid to shareholders in February of 2006. In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. Through September 30, 2006, 1,117 shares have been repurchased at an average price of $23.61 per share.

MPB has entered into a Purchase and Assumption agreement with Omega to purchase the assets and assume the liabilities related to the Steelton and Middletown branches of Omega. Assets and liabilities totaled approximately $30 million at the time of agreement. The transaction is expected to close during the fourth quarter of 2006. The Corporation has adequate capital to absorb these additional branches.

RESULTS OF OPERATIONS

Net income for the first nine months of 2006 was $3,514,000, compared with $3,151,000 earned in the same period of 2005. Net income per share for the same period of 2006 and 2005 was $1.05 and $.94, respectively. Net income as a percentage of average stockholders' equity, also known as return on equity,
(ROE), was 12.5% on an annualized basis for the nine months ended September 30 and 11.8% for the same period of 2005.

Net income for the third quarter of 2006 was $1,242,000, compared with $1,132,000 earned in the same quarter of 2005. Net income per share for the third quarter of 2006 and 2005 was $.37 and $.34, respectively. Net income was aided by a larger base of earning assets in 2006.

Net interest income of $3,814,000 for the quarter ended
September 30, 2006, continues to show strength, increasing by more than 9% compared to the $3,490,000 earned in the same quarter of 2005. The increase in short-term interest rates through mid-year, coupled with significant asset growth, resulted in the substantial increase in net interest income.

During the third quarter of 2006, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At September 30, 2006, these scenarios were within the policy limits of +/- 15% in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

Based on Management's analysis of the loan portfolio, MPB recorded a $75,000 provision for possible loan and lease losses during the third quarter of 2006, compared to a provision of $280,000 made during the third quarter of 2005. The smaller provision in the third quarter of 2006 reflects both a decrease in non-performing loans as well as a decrease in loan demand during the quarter, compared to the same period of 2005. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of loss, economic conditions, trends and other factors in determining a reasonable provision for the period. A portion of the allowance for loan and lease losses is based on applying historical loss ratios to the existing loan portfolio.

Non-interest income amounted to $735,000 for the third quarter of 2006 compared to $836,000 earned during the same quarter of 2005. Service charges on deposits amounted to $340,000, a decline of 3.7%, during the third quarter of 2006 as MPB continues to focus on fee and service charge income. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed approximately $274,000 of income during the third quarter of 2006 and $294,000 during the same quarter of 2005.

Non-interest expense increased by $258,000, or 10.2%, during the third quarter of 2006 compared to the same quarter of 2005. The majority of this increase was $162,000 in additional personnel expense as MPB continues to grow its talent pool. Professional fees, which include recruiting fees, increased accordingly by $43,000. We also paid approximately $191,000 in early withdrawal penalties on a block of five-year interest bearing balances redeemed during the first two quarters of 2006. The proceeds from these jumbo certificates of deposit were reinvested at current rates to increase the Bank's interest income going forward. The increased cash flow will more than offset the penalties paid over the remaining lives of the balances.

LIQUIDITY

MPB's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity include interest-bearing balances, maturing investment securities, borrowings, payments received on loans, and increases in deposit liabilities.

Funds generated from operations were a significant source of funds for the first nine months of 2006. Another significant source of funds came from the maturity and early redemption of interest bearing balances that were liquidated during the first half of 2006, which generated over $9.9 million in funds. During the second quarter, MPB issued $10 million of brokered certificates of deposit with a weighted-average maturity of 4.3 years and a cost of funds of 5.05%. Another source of funds during that quarter was $10 million of long-term borrowings entered into with the FHLB, $5 million of which replaced a borrowing that matured during that quarter. These fixed-rate borrowings and brokered certificates were consummated in anticipation of higher rates later in the year.

The major use of funds during the first nine months of 2006 was the net increase in loans of $20.4 million, particularly in the area of commercial loans secured by real estate. Another major use of cash during the period was the purchase of $12 million available-for-sale securities due to rising rates offering more attractive investment opportunities.

CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total non-performing assets have decreased to $3,176,000 representing 0.70% of total assets at Sept. 30, 2006, from $3,317,000 or 0.76% of total assets at December 31, 2005. Most non-performing assets are supported by collateral value that appears to be adequate at Sept. 30, 2006.

The allowance for loan and lease losses at Sept. 30, 2006, was $4,044,000 or 1.22% of loans, net of unearned interest, as compared to $3,704,000 or 1.19% of loans, net of unearned interest, at December 31, 2005.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan and Lease Losses to be adequate to absorb any reasonable, foreseeable loan and lease losses.

NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board recently issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This pronouncement will be effective for MPB in 2007. The effects of this pronouncement are not determinable at this time.

In September 2006, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This standard requires, among other things, that an employer measure the funded status of a benefit plan in its balance sheet along with related disclosures. This pronouncement will be effective for MPB for the year ending December 31, 2006. The effects of this pronouncement are not determinable at this time.

                             MID PENN BANCORP, INC.

                                                     Sept. 30,    Dec. 31,
                                                       2006         2005
                                                     ---------    --------
Non-Performing Assets:
     Non-accrual loans                                1,747        1,773
     Past due 90 days or more                           861        1,086
     Restructured loans                                   0            0
                                                      -----        -----
     Total non-performing loans                       2,608        2,859
     Other real estate                                  568          458
                                                      -----        -----
              Total                                   3,176        3,317
                                                      =====        =====
     Percentage of total loans outstanding             0.96%        1.06%
     Percentage of total assets                        0.70%        0.76%

Analysis of the Allowance for
  Loan and Lease Losses:
     Balance beginning of period                      3,704        3,643

     Loans charged off:
     Commercial real estate, construction
      and land development                                0           32
     Commercial, industrial and agricultural             66           29
     Real estate - residential mortgage                   0            0
     Consumer                                            84          138
                                                      -----        -----
              Total loans charged off                   150          199
                                                      -----        -----
     Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                0            0
     Commercial, industrial and agricultural              3           12
     Real estate - residential mortgage                   0            0
     Consumer                                            52           23
                                                      -----        -----
              Total recoveries                           55           35
                                                      -----        -----

       Net (charge-offs) recoveries                     (95)        (164)
                                                      -----        -----
       Current period provision for
                  loan losses                           435          225
                                                      -----        -----
       Balance end of period                          4,044        3,704
                                                      =====        =====

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

In the normal course of conducting business activities, the Company is exposed to market risk, principally interest risk. Interest risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, using policies and procedures approved by the Board of Directors, is responsible for managing the rate sensitivity position.

No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the Company's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2005.

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

Changes in Internal Controls Over Financial Reporting

There was no change in Mid Penn Bancorp's internal controls or, to its knowledge, in other factors that have materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. Through September 30, 2006, 1,117 shares have been repurchased at an average price of $23.61 per share.

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

10.5 Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

10.6 Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

10.7 Purchase and Assumption Agreement by and between Mid Penn Bank and Omega Bank dated as of July 31, 2006.

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

Mid Penn Bancorp, Inc.
Registrant

/s/ Alan W. Dakey                                      /s/ Kevin W. Laudenslager
By: Alan W. Dakey                                      By: Kevin W. Laudenslager
President & CEO                                        Treasurer
Date:  Nov. 3, 2006                                    Date:  Nov. 3, 2006