Form 10-K
period 2006-12-31
MID PENN BANCORP INC
filed 2007-03-09
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐                    Accelerated Filer  ☒                    Non-accelerated Filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $24.35 per share, as reported by the AMEX, on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $74,330,000.

As of February 21, 2007, the registrant had 3,341,825 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated herein by reference in response to Part II, hereof. Portions of the registrant’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

MPB’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment. At December 31, 2006, MPB had total consolidated assets of $491,694,000 total deposits of $364,226,000 and total shareholders’ equity of $39,085,000.

As of December 31, 2006, MPB did not own or lease any properties. Mid Penn Bank owns the banking offices identified in Item 2. All MPB employees are employed by Mid Penn Bank, Mid Penn Insurance Services, LLC or Mid Penn Investment Corporation.

Mid Penn Bank

Millersburg Bank, the predecessor to Mid Penn Bank (the “Bank”), was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer’s State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name “Mid Penn Bank.” In 1985, the Bank acquired Tower City National Bank. In 1998, MPB acquired Miners Bank of Lykens, which was merged into Mid Penn Bank. The Bank is supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. MPB’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061. The Bank presently has 14 offices located throughout Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania.

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

Business Strategy

The Bank provides an array of sophisticated products typically found only in major regional banks. These services are provided to small to middle market businesses, high net worth individuals, and retail consumers through 14 full service banking facilities. Several banking locations have seasoned management with significant lending experience who are responsible for credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized relationship management approach, coupled with the continuity of service by its banking officers, enables the Bank to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. MPB believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of MPB.

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

At December 31, 2006, the Bank had 125 full-time and 21 part-time employees. No employees are represented by a collective bargaining agent, and the Bank believes it enjoys good relations with its personnel.

Lending Activities

The Bank offers a variety of loan products to its customers, including loans secured by real estate, commercial and consumer loans. The Bank’s lending objectives are as follows:

•	to establish a diversified commercial loan portfolio; and

•

to provide a satisfactory return to MPB’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2006, the Bank’s highest concentrations of credit were in hotel/motel and multiple-family housing financings and most of the Bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, Western Schuylkill, and Cumberland Counties.

Investment Activities

MPB’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provide the necessary balance sheet liquidity for MPB. MPB does not have any significant concentrations of investment securities.

MPB’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at market value. MPB’s investments include US Treasury, agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment of these securities changes, MPB’s existing securities are valued differently in comparison. This difference in value, or unrealized gain, amounted to $60,000, net of tax, as of December 31, 2006. A majority of the investments are high quality United States and municipal securities that if held to maturity are expected to yield no loss to the Bank.

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

Available Information

Mid Penn Bancorp Inc.’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on the American Stock Exchange under the trading symbol MBP. Mid Penn Bancorp, Inc. is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. Mid Penn Bancorp, Inc. is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is www.sec.gov.

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

ITEM 1A.	RISK FACTORS.

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

MPB Is Subject To Lending Risk

As of December 31, 2006, approximately 76.5% of MPB’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because MPB’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on MPB’s financial condition and results of operations.

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

Competition from other financial institutions may adversely affect MPB’s profitability

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

MPB’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Bank owns its main office, branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank’s main office and all branch offices are located in Pennsylvania. The table below sets forth the location of each of the Bank’s properties.

Office and Address	Description of Property
Main Office 349 Union Street Millersburg, PA 17061	Main Bank Office

Elizabethville Branch Office 4642 State Route 209 Elizabethville, PA 17023	Branch Bank

Dalmatia Branch Office School House Road Dalmatia, PA 17017	Branch Bank

Halifax Branch Office Halifax Shopping Center 3763 Peters Mountain Road Halifax, PA 17032	Branch Bank

Carlisle Pike Branch Office 4622 Carlisle Pike Mechanicsburg, PA 17050	Branch Bank

Harrisburg Branch Office 4098 Derry Street Harrisburg, PA 17111	Branch Bank

Harrisburg Branch Office 2615 North Front Street Harrisburg, PA 17110	Branch Bank

Tower City Branch Office 545 East Grand Avenue Tower City, PA 17980	Branch Bank

Dauphin Branch Office 1001 Peters Mountain Road Dauphin, PA 17018	Branch Bank

Miners-Lykens Branch Office 550 Main Street Lykens, PA 17048	Branch Bank

Allentown Boulevard Office 5500 Allentown Boulevard Harrisburg, PA 17112	Branch Bank

Market Square Office 17 N. Second Street Harrisburg, PA 17101	Branch Bank

Steelton Office 51 South Front Street Steelton, PA 17113	Branch Bank

Middletown Office 1100 Spring Garden Drive Middletown, PA 17057	Branch Bank

All of these properties are in good condition and are deemed by management to be adequate for the bank’s purposes.

ITEM 3.	LEGAL PROCEEDINGS.

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

The information required by this Item 5, regarding market value, dividend payments, and number of shareholders is set forth on page 2 of MPB’s 2006 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

As of February 21, 2007, there were approximately 1,100 shareholders of record of MPB’s common stock.

A dividend of $0.20 per share was paid during each quarter of 2005.

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on Mid Penn Bancorp, Inc.’s common stock against the cumulative total return of the NASDAQ Composite Index and the Mid-Atlantic Custom Peer Group Index for the period of five fiscal years commencing December 31, 2001, and ending December 31, 2006. The graph shows that the cumulative investment return to shareholders, based on the assumption that a $100 investment was made on December 31, 2001, in each of the corporation’s capital stock, the NASDAQ Composite Index and the Mid-Atlantic Custom Peer Group Index, and that all dividends were reinvested in such securities over the past five years. The shareholder return shown on the graph below is not necessarily indicative of future performance.

Mid Penn Bancorp, Inc.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Mid Penn Bancorp, Inc.	100.00	126.26	149.74	184.49	174.90	189.61
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
Mid-Atlantic Custom Peer Group*	100.00	117.92	173.81	195.63	194.01	207.37

*	Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Issuer Purchases of Equity Securities

In September 2005, MPB announced a plan to repurchase shares of its outstanding common stock up to a total of 250,000 shares. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and MPB’s financial performance. As of December 31, 2006, there was a maximum of 245,818 additional shares available for purchases under this program.

The following table sets forth a summary of the purchases by MPB on the open market, of its equity securities for the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased Under Program
October 1-31, 2006	86	$25.49	$2,192
November 1-30, 2006	1,000	24.12	24,115
December 1-31, 2006	1,779	25.44	45,254

Quarterly Totals	2,865	24.98	71,561

MPB does not maintain any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this Item is set forth on page 41 of MPB’s 2006 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in MPB’s 2006 Annual Report to Shareholders as incorporated by reference to Exhibit 13, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MPB to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

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

The information required by this Item is set forth on pages 27-40 of MPB’s 2006 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is set forth on pages 37-40 of MPB’s 2006 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 5-26 of MPB’s 2006 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

MPB carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, MPB’s disclosure controls and procedures are effective in timely alerting them to material information relating to MPB (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There have been no material changes in MPB’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, MPB’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that MPB’s internal control over financial reporting, as of December 31, 2006, is effective based on the criteria set forth by COSO in Internal Control – Integrated Framework .

Parente Randolph, LLC, independent registered public accounting firm that audited MPB’s financial statements, has issued an audit report on management’s assertion of the effectiveness of the corporation’s internal control over financial reporting as of December 31, 2006.

Alan W. Dakey	Kevin W. Laudenslager
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mid Penn Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying management report on internal controls over financial reporting, that Mid Penn Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mid Penn Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mid Penn Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Mid Penn Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and related consolidated statements of income, stockholders’ equity, and cash flows of Mid Penn Bancorp, Inc. and subsidiaries and our report dated February 26, 2007 expressed an unqualified opinion.

/s/ Parente Randolph, LLC
Williamsport, Pennsylvania
February 26, 2007

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Compliance with Section 16(a) Reporting”, “Audit Committee Report”, and “Governance of the Corporation” in MPB’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Election of Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of MPB’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, relating to beneficial ownership of MPB’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of MPB’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders, which pages are incorporated herein by reference. MPB does not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of MPB’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item, relating to the fees and services provided by MPB’s principal accountant, is set forth under the caption “Audit Committee Report” of MPB’s definitive proxy statement to be used in connection with the 2007 Annual Meeting of Shareholders, which page is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial statements are incorporated by reference in Part II, Item 8 hereof.

Independent Auditor’s Report

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

3.	The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005)

10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

10.5	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.6	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s 2006 Annual Report to Shareholders.)

12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2006 Annual Report to Shareholders.)

13	Excerpts from Registrant’s 2006 Annual Report to Shareholders.

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, PC, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Alan W. Dakey
Alan W. Dakey
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Alan W. Dakey Alan W. Dakey President, Chief Executive Officer and Director (Principal executive officer)	March 6, 2007

By:	/s/ Kevin W. Laudenslager Kevin W. Laudenslager Treasurer (Principal Financial and Principal Financial Officer)	March 6, 2007

By:	Jere M. Coxon, Director	March 6, 2007

By:	A. James Durica, Director	March 6, 2007

By:	/s/ Robert C. Grubic Robert C. Grubic, Director	March 6, 2007

By:	/s/ Gregory M. Kerwin Gregory M. Kerwin, Director	March 6, 2007

By:	Theodore W. Mowery, Director	March 6, 2007

By:	/s/ Donald E. Sauve Donald E. Sauve, Director	March 6, 2007

By:	/s/ Edwin D. Schlegel Edwin D. Schlegel, Director	March 6, 2007

By:	/s/ Guy J. Snyder, Jr. Guy J. Snyder, Director	March 6, 2007

By:	/s/ William A. Specht, III William A. Specht, Director	March 6, 2007

EXHIBIT INDEX

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.1	Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 29, 2002.)

10.7	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005)

10.8	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

10.9	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.10	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s 2006 Annual Report to Shareholders.)

12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2006 Annual Report to Shareholders.)

13	Excerpts from Registrant’s 2006 Annual Report to Shareholders.

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, PC, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.