Form 10-Q
period 2007-03-31
MID PENN BANCORP INC
filed 2007-05-08
CIK 879635

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007


                        Commission file number 001-13677

                                  ------------

                             Mid Penn Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                                  ------------

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

3,331,826 shares of Common Stock, $1.00 par value per share, were outstanding as of May 5, 2007.

================================================================================

                                     PART I
                             MID PENN BANCORP, INC.


ITEM 1:  FINANCIAL STATEMENTS


                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   MAR. 31              DEC. 31
                                                    2007                 2006
                                                  ----------         ----------
                                                (Unaudited)           (Audited)


ASSETS:
   Cash and due from banks                       $    6,759          $    9,498
   Interest-bearing balances                         47,243              46,921
   Available-for-sale securities                     55,296              57,261
   Federal funds sold                                 3,750                   0
   Loans                                            359,087             358,573

     Less,
        Allowance for loan and lease losses           4,178               4,187
                                                 ----------          ----------
              Net loans                             354,909             354,386
                                                 ----------          ----------

   Bank premises and equip't, net                     9,943               9,562
   Foreclosed assets held for sale                       93                 146
   Accrued interest receivable                        2,705               2,822
   Goodwill                                           1,016               1,016
   Core deposit intangible, net                         412                 428
   Cash surrender value of life insurance             7,223               7,154
   Deferred income taxes                              1,631               1,610
   Other assets                                       1,526                 890
                                                 ----------          ----------
              Total Assets                          492,506             491,694
                                                 ==========          ==========

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Non-interest Bearing Demand                       45,977              44,097
   Interest Bearing Demand                           33,367              32,978
   Money Market                                      65,233              59,640
   Savings                                           25,792              25,397
   Time                                             209,781             202,114
                                                 ----------          ----------
              Total deposits                        380,150             364,226
                                                 ----------          ----------

  Short-term borrowings                               8,173              24,275
  Accrued interest payable                            2,468               1,912
  Other liabilities                                   3,051               2,483
  Long-term debt                                     59,681              59,713
                                                 ----------          ----------
              Total Liabilities                     453,523             452,609
                                                 ----------          ----------

STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,367,119 shares at March 31, 2007
    and December 31, 2006                             3,367               3,367
   Additional paid-in capital                        27,452              27,452
   Retained earnings                                  8,999               8,583
   Accumulated other comprehensive inc (loss)            98                 317
   Treasury Stock, at cost  (35,293 and 23,038
     shares at Mar. 31, 2007 and Dec. 31, 2006)        -933                -634
                                                 ----------          ----------
             Total Stockholders' Equity              38,983              39,085
                                                 ----------          ----------
              Total Liabilities & Equity            492,506             491,694
                                                 ==========          ==========

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited; Dollars in thousands)

                                                                 FOR THE QUARTER
                                                                 ENDED MARCH 31,
                                                         ------------------------------
                                                            2007                2006
                                                         ----------          ----------
INTEREST INCOME:
  Interest & fees on loans                               $    6,414          $    5,462
  Int.-bearing balances                                         626                 537
  Treas. & Agency securities                                    260                 236
  Municipal securities                                          329                 295
  Other securities                                               52                  50
  Fed funds sold and repos                                       24                   0
                                                         ----------          ----------
       Total Int. Income                                      7,705               6,580
                                                         ----------          ----------

INTEREST EXPENSE:
  Deposits                                                    2,799               1,922
  Short-term borrowings                                         199                 145
  Long-term borrowings                                          729                 740
                                                         ----------          ----------
       Total Int. Expense                                     3,727               2,807
                                                         ----------          ----------

       Net Int. Income                                        3,978               3,773

PROVISION FOR LOAN AND LEASE LOSSES                              75                 135
                                                         ----------          ----------
  Net Int. Inc. after Prov. for Loan & Lease Losses           3,903               3,638
                                                         ----------          ----------

NON-INTEREST INCOME:
  Trust dept                                                     81                  65
  Service chgs. on deposits                                     366                 329
  Investment securities
    Gains(losses), net                                            0                   0
  Income on life insurance                                       70                  56
  Mortgage banking income                                        35                  30
  Income from sale of other real estate                           0                 152
  Other                                                         285                 193
                                                         ----------          ----------
  Total Non-Interest Income                                     837                 825
                                                         ----------          ----------

NON-INTEREST EXPENSE:
  Salaries and benefits                                       1,723               1,584
  Occupancy, net                                                216                 159
  Equipment                                                     265                 207
  PA Bank Shares tax                                             82                  70
  ATM/Debit card expenses                                        44                  34
  Professional fees                                             112                 115
  Director fees and benefits                                     80                  53
  Computer software licenses and maintenance                     99                  49
  Stationery and supplies                                        62                  52
  Early withdrawal penalty on int. bearing balances               0                  92
  Other                                                         608                 499
                                                         ----------          ----------
       Tot. Non-int. Exp.                                     3,291               2,914
                                                         ----------          ----------

  Income before income tax provision                          1,449               1,549

INCOME TAX PROVISION                                            365                 394
                                                         ----------          ----------
       NET INCOME                                        $    1,084          $    1,155
                                                         ==========          ==========

NET INCOME PER SHARE                                     $     0.32          $     0.34
                                                         ==========          ==========

DIVIDENDS PER SHARE                                      $     0.20          $     0.20
                                                         ==========          ==========

Weighted Average No. of
  Shares Outstanding                                      3,341,639           3,348,063




                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)


                                                            FOR THE QUARTER
                                                            ENDED MARCH 31,
                                                         ---------------------
                                                            2007        2006
                                                         ---------   ---------
Operating Activities:
  Net Income                                             $   1,084   $   1,155
Adjustments to reconcile net income
  to net cash provided by operating
activities:
  Provision for loan & lease losses                             75         135
  Depreciation                                                 185         160
  Incr. in cash-surr. value of life insurance                  -69         -56
  Investment securities gains, net                               0           0
  Amortization                                                  33           9
  (Gain) loss on sale/disposal of bank
    premises and equipment                                       0          -9
  Loss (gain) on the sale of foreclosed
    assets                                                       9        -152
  Deferred income taxes                                         93         -30
  Change in accrued interest receivable                        117          60
  Change in other assets                                      -653        -324
  Change in accrued interest payable                           556         142
  Change in other liabilities                                  257          35
                                                         ---------   ---------
            Net cash provided by
            operating activities                             1,687       1,125
                                                         ---------   ---------
Investing Activities:
  Net (incr)decr in int-bearing balances                      -322       6,369
  Net increase in federal funds sold                        -3,750           0
  Proceeds from sale of securities                               0           9
  Proceeds from the maturity of secs.                        1,948         654
  Purchases of investment securities                            -5      -3,686
  Net increase in loans                                       -678      -5,815
  Purchases of bank premises & equip't                        -566        -193
  Proceeds from sale of foreclosed assets                      124         152
                                                         ---------   ---------
            Net cash used in
            investing activities                            -3,249      -2,510
                                                         ---------   ---------
Financing Activities:
  Net incr. in demand and savings                            8,257          62
  Net incr.(decr.) in time deposits                          7,667      -2,518
  Net (decr.)incr. in short-term borrowings                -16,102         118
  Long-term debt repayments                                    -32      -5,031
  Long-term borrowings                                           0      10,000
  Cash dividend paid                                          -668        -644
  Purchase of treasury stock                                  -299           0
                                                         ---------   ---------
            Net cash (used in) provided by
            financing activities                            -1,177       1,987
                                                         ---------   ---------
  Net (decr.)incr. in cash & due from banks                 -2,739         602
  Cash & due from banks, beg of period                       9,498       6,350
                                                         ---------   ---------
  Cash & due from banks, end of period                       6,759       6,952
                                                         =========   =========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                              3,171       2,665
  Income taxes paid                                              0           0
Supplemental Noncash Disclosures:
  Loan charge-offs                                              84          87
  Transfers to foreclosed assets held for sale                   0         184

                             MID PENN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated interim financial statements, with the exception of the consolidated balance sheet dated December 31, 2006, are unaudited and have been prepared according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5. Short-term borrowings as of March 31, 2007, and December 31, 2006, consisted of:

(Dollars in thousands)
                                    3/31/07     12/31/06
                                    -------     --------
Repurchase agreements               $ 7,830      $ 9,175
Treasury, tax and loan note             343          600
Federal funds purchased                   0       14,500
                                    -------     --------
                                    $ 8,173      $24,275
                                    =======      =======

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. During the first quarter, Mid Penn Bank ("MPB") did not enter into any long-term borrowings.

7. MPB has an unfunded noncontributory defined benefit retirement plan for directors. The plan provides defined benefits based on years of service. MPB also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. MPB uses a December 31 measurement date for its plans.

                             MID PENN BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The components of net periodic benefit costs from these benefit plans are as follows:

                          Three months ended March 31:
                             (Dollars in thousands)


                                                    PENSION BENEFITS
                                                     OTHER BENEFITS
                                          ------------------------------------
                                           2007       2006      2007      2006
                                          -----      -----     -----     -----
  Service cost                            $  10      $  10     $   6     $   5
  Interest cost                               8          7        15         9
  Expected return on plan assets              0          0         0         0
  Amortization of transition obligation       4          4         0         0
  Amortization of prior service cost          0          0         7         0
  Amortization of net (gain) loss            -2         -1         0         0
                                          -----      -----     -----     -----
       Net periodic benefit cost          $  20      $  20     $  28     $  14
                                          -----      -----     -----     -----


8. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends. The basic and diluted earnings per share are the same since there are no dilutive shares of securities outstanding.

9. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation, "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income
(loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. Other comprehensive income also includes a pension component in accordance with Financial Accounting Standards Board No. 158.

                                                         ENDED MARCH 31:
                                                     --------     --------
                                                       2007         2006
                                                     --------     --------
Net Income                                           $  1,084     $  1,155
                                                     --------     --------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                                 -21          -88
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                            0            0
                                                     --------     --------
  Net unrealized losses                                   -21          -88
  Other comprehensive income related to SFAS 158         -311            0
  Income tax (provision) benefit
   related to other comp.income (loss)                    113           30
                                                     --------     --------
  Other comprehensive inc(loss)                          -219          -58
                                                     --------     --------
       Comprehensive Income                               865        1,097
                                                     ========     ========

10. Subsequent Event: The Board of Directors of the Corporation declared a 5 percent stock dividend and a quarterly cash dividend of 20 cents per share. Both are payable Monday, May 28, 2007, to shareholders of record Wednesday, May 9, 2007. The stock dividend will be processed first thereby immediately rewarding shareholders with the cash dividend being paid on the newly acquired shares from the stock dividend.
                                       6

                             MID PENN BANCORP, INC.
                            MILLERSBURG, PENNSYLVANIA


ITEM 2:  MANAGEMENT'S DISCUSSION OF CONSOLIDATED FINANCIAL CONDITION

Management's Discussion of Consolidated Financial Condition as of March 31, 2007, compared to year-end 2006 and the Results of Operations for the first quarter of 2007 compared to the same period in 2006.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2007, were $492,506,000 compared to $491,694,000 as of December 31, 2006.

Asset growth was hindered during the first quarter of 2007 by weakened loan demand coupled with a highly competitive lending environment. In addition, MPB experienced the payoff of two large commercial loans during the quarter. Consequently, assets remained fairly flat at March 31, 2007 compared with December 31, 2006.

Total deposits balances were boosted by net growth in money market deposit accounts of approximately $5.6 million as well as the execution of a $10 million brokered certificate of deposit issue. These increases in deposit balances were used to pay down short-term (federal fund) borrowings.

As of March 31, 2007, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines, and the Corporation's capital ratios are in excess of the Bank's capital ratios. In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. To date, 16,237 shares have been repurchased at an average price of $24.43 per share. During the first quarter of 2007, 12,255 shares were repurchased at an average price of $24.37.

The Bank has entered into an agreement to purchase a future branch facility, formerly operated as a banking office, located at 21st and Market St. in Camp Hill, Cumberland County, PA. A fall opening is anticipated, subject to regulatory approval.

RESULTS OF OPERATIONS

Net income for the first quarter of 2007 was $1,084,000, compared with $1,155,000 earned in the same quarter of 2006, a decrease of 6.5%. The relatively limited growth in earning assets during the first quarter, combined with a very flat yield curve, as well as increased occupancy and personnel expenses, led to lower earnings for the quarter as the Corporation was unable to leverage the increases in expenses. Net income per share for the first quarter of 2007 and 2006 was $.32 and $.34, respectively. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 11.1% on an annualized basis for the first quarter of 2007 as compared to 12.5% for the same period in 2006.

Net interest income increased due to a larger base of earning assets as compared to the first quarter of 2006. Net interest income of $3,978,000 for the quarter ended March 31, 2007, increased by 5.4% compared to the $3,773,000 earned in the same quarter of 2006. The increase in net interest income is being restricted by the flat yield curve and the competition on interest-yielding assets.

During the first quarter of 2007, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At March 31, 2007, these scenarios were within the policy limits of +/- 15% in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

Based on Management's analysis of the loan portfolio, the Bank recorded a $75,000 provision for possible loan and lease losses during the first quarter of 2007, compared to a provision of $135,000 made during the first quarter of 2006. The provision was lower in 2007 due to slower growth in the loan portfolio compared with the same quarter of 2006. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of loss, economic conditions, trends and other factors in determining a reasonable allowance for the period. A portion of the allowance for loan and lease losses is based on applying historical loss ratios to the existing loan portfolio.

Non-interest income amounted to $837,000 for the first quarter of 2007 compared to $825,000 earned during the same quarter of 2006. A significant contribution to non-interest income continues to be insufficient fund (NSF) fee income. NSF fee income contributed approximately $298,000 during the first quarter of 2007 and $266,000 during the first quarter of 2006.

Non-interest expense amounted to $3,291,000 for the first quarter of 2007 compared to $2,914,000 incurred during the same quarter of 2006. The largest increase in non- interest expense during the first quarter of 2007 as compared to the same period in 2006, was the $139,000 increase in salary and benefits expense, which is largely attributable to the addition of fifteen full-time equivalent personnel during the last year including those at our two newest offices in Middletown and Steelton, which were acquired in December of 2006. Expenses related to property, plant and equipment, including network expenses, increased by approximately $165,000 compared to the first quarter of 2006. This increase reflects higher depreciation, tax and utility costs as well as the addition of the two new offices mentioned previously and the relocation of our Lykens Valley Office to a newly constructed building at a site adjoining a new Walmart Superstore in Elizabethville, PA.

LIQUIDITY

MPB's objective is to maintain adequate liquidity while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding corporate operations. Sources of liquidity include interest-bearing balances, maturing investment securities, borrowings, payments received on loans, and increases in deposit liabilities.

Funds generated from operations were a major source of funds during the quarter. Another significant source of funds came from the net increase in deposits during the first quarter, which generated over $15.9 million in funds, including the $10M five-year, brokered CD issue at a rate of 5.15%. These funds were used to pay down overnight, federal fund borrowings by approximately $16 million.

CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total non-performing assets were $3,906,000, representing 0.79% of total assets at March 31, 2007, compared to $2,434,000, or 0.50% of total assets, at December 31, 2006. Most non-performing assets are supported by collateral value that appears to be adequate at March 31, 2007.

The allowance for loan losses at March 31, 2007, was $4,178,000 or 1.16% of loans, net of unearned interest, as compared to $4,187,000 or 1.17% of loans, net of unearned interest, at December 31, 2006.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets,
Management considers the Allowance for Loan and Lease Losses to be adequate to absorb any reasonaby foreseeable loan and lease losses.

NEW ACCOUNTING PRONOUNCEMENT

In February 2007, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Liabilities," including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Corporation is currently evaluating the impact of the adoption of this pronouncement on its consolidated financial statements.


                                                    MAR. 31,       DEC. 31,
                                                    --------       --------
                                                      2007           2006
                                                    --------       --------
Non-Performing Assets:
     Non-accrual loans                                 1,861          1,293
     Past due 90 days or more                          1,952            995
     Restructured loans                                    0              0
                                                    --------       --------
     Total non-performing loans                        3,813          2,288
     Other real estate                                    93            146
                                                    --------       --------
              Total                                    3,906          2,434
                                                    ========       ========
     Percentage of total loans outstanding             1.09%          0.68%
     Percentage of total assets                        0.79%          0.50%


Analysis of the Allowance for Loan Losses:
     Balance beginning of period                       4,187          3,704

     Loans charged off:

     Commercial real estate, construction
      and land development                                 0             17
     Commercial, industrial and agricultural               0            158
     Real estate - residential mortgage                    0              0
     Consumer                                             30            134
     Leases                                               84              0
                                                    --------       --------
              Total loans charged off                    114            309
                                                    --------       --------

Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                                 0              0
     Commercial, industrial and agricultural               0              3
     Real estate - residential mortgage                    0              0
     Consumer                                             30             54
                                                    --------       --------
              Total recoveries                            30             57
                                                    --------       --------

       Net (charge-offs) recoveries                      -84           -252
                                                    --------       --------
       Current period provision for
                  loan losses                             75            735
                                                    --------       --------
       Balance end of period                           4,178          4,187
                                                    ========       ========

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the normal course of conducting business activities, the Corporation is exposed to market risk, principally interest risk. Interest risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. The Asset/Liability Committee, using policies approved by the Board of Directors, is responsible for managing the rate sensitivity position.

No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the Corporation's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2006.

ITEM 4:  CONTROLS AND PROCEDURES:

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Corporation updated its evaluation, under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

         There was no change in the Corporation's internal controls or, to its knowledge, in other factors that have materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                             MID PENN BANCORP, INC.

                          PART II - OTHER INFORMATION:

ITEM 1. LEGAL PROCEEDINGS

         Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation. In addition, management does not know of any material proceedings contemplated by governmental authorities against the Corporation or any of its properties.

ITEM 1A. RISK FACTORS

         There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. Through March 31, 2007, 16,237 shares have been repurchased at an average price of $24.43 per share. During the first quarter of 2007, 12,255 shares were repurchased at an average price of $24.37.

Issuer Purchases of Equity Securities During the Quarter:

------------------------------------------------------------------------------------------------
PERIOD                TOTAL NUMBER                    TOTAL NUMBER OF    MAXIMUM NUMBER OF
                      OF SHARES      AVERAGE PRICE    SHARES PURCHASED   SHARES THAT MAY YET BE
                      PURCHASED      PAID PER SHARE   AS PART OF PLAN    PURCHASED UNDER PLAN
------------------------------------------------------------------------------------------------
      January-07            200           $25.59            4,182                 245,818
------------------------------------------------------------------------------------------------
     February-07          2,122           $24.08            6,304                 243,696
------------------------------------------------------------------------------------------------
        March-07          9,933           $24.41           16,237                 233,763
------------------------------------------------------------------------------------------------
   Total                 12,255           $24.37           16,237                 233,763
------------------------------------------------------------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Nothing to Report

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Nothing to Report

ITEM 5. OTHER INFORMATION

         The Bank has entered into an agreement to purchase a future branch facility, formerly operated as a banking office, located at 21st and Market St. in Camp Hill, Cumberland County, PA. A fall opening is anticipated, subject to regulatory approval.

ITEM 6. EXHIBITS

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

   11.1 Statement regarding the computation of Per Share Earnings (Included in body of 10-Q)

   31.1    Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive
           Officer.

   31.2    Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial
           Officer.

   32.1    Chief Executive Officer's ss.1350 Certification.

   32.2    Chief Financial Officer's ss.1350 Certification

                                   SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                                      /s/ Kevin W. Laudenslager
By: Alan W. Dakey                                      By: Kevin W. Laudenslager
President & CEO                                        Treasurer
Date:  May 3, 2007                                     Date:  May 3, 2007