Form 10-Q
period 2007-06-30
MID PENN BANCORP INC
filed 2007-08-09
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                   [X] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

[ ] Large accelerated     [X] Accelerated     [ ] Non-accelerated

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   [ ] Yes     [X] No

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

3,494,377 shares of Common Stock, $1.00 par value per share, were outstanding as of August 3, 2007.

                                     PART I
                             MID PENN BANCORP, INC.
                          ITEM I: FINANCIAL INFORMATION

                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                        June 30,       Dec. 31,
                                                          2007           2006
                                                      -----------     ---------
                                                      (Unaudited)     (Audited)
ASSETS:
   Cash and due from banks                             $   6,962      $   9,498
   Interest-bearing balances                              46,351         46,921
   Available-for-sale securities                          53,442         57,261
   Federal funds sold                                          0              0
   Loans and leases                                      364,150        358,573
     Less,
        Allowance for loan and lease losses                4,260          4,187
                                                       ---------      ---------
              Net loans and leases                       359,890        354,386
                                                       ---------      ---------
   Bank premises and equip't, net                         10,795          9,562
   Foreclosed assets held for sale                            68            146
   Accrued interest receivable                             2,761          2,822
   Goodwill                                                1,016          1,016
   Core deposit intangible, net                              395            428
   Cash surrender value of life insurance                  7,289          7,154
   Deferred income taxes                                   1,822          1,610
   Other assets                                            1,369            890
                                                       ---------      ---------
              Total Assets                               492,160        491,694
                                                       =========      =========
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Demand                                                 41,518         44,097
   NOW                                                    33,904         32,978
   Money Market                                           64,676         59,640
   Savings                                                26,774         25,397
   Time                                                  206,489        202,114
                                                       ---------      ---------
              Total deposits                             373,361        364,226
                                                       ---------      ---------
  Short-term borrowings                                   19,750         24,275
  Accrued interest payable                                 2,731          1,912
  Other liabilities                                        2,671          2,483
  Long-term debt                                          54,648         59,713
                                                       ---------      ---------
              Total Liabilities                          453,161        452,609
                                                       ---------      ---------
STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,533,340 and 3,367,119 shares at
    June 30, 2007 and December 31, 2006, resp              3,533          3,367
   Additional paid-in capital                             31,107         27,452
   Retained earnings                                       5,651          8,583
   Accumulated other comprehensive inc(loss)                (273)           317
   Treasury Stock at cost
            (38,898 and 19,086 shs. resp.)                (1,019)          (634)
                                                       ---------      ---------
            Total Stockholders' Equity                    38,999         39,085
                                                       ---------      ---------
              Total Liabilities & Equity                 492,160        491,694
                                                       =========      =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited; dollars in thousands)

                                                 Three Months                   Six Moths
                                                Ended June 30,                Ended June 30,
                                          -------------------------     -------------------------
                                             2007          2006            2007           2006
                                          ----------     ----------     ----------     ----------
INTEREST INCOME:
  Interest & fees on loans and leases     $    6,521     $    5,834     $   12,936     $   11,296
  Int.-bearing balances                          631            506          1,257          1,042
  Treas. & Agency securities                     239            232            498            469
  Municipal securities                           332            332            660            627
  Other securities                                49             46            101             96
  Fed funds sold and repos                         8             12             33             12
                                          ----------     ----------     ----------     ----------
       Total Int. Income                       7,780          6,962         15,485         13,542
                                          ----------     ----------     ----------     ----------
INTEREST EXPENSE:
  Deposits                                     2,893          2,094          5,692          4,016
  Short-term borrowings                          145            160            344            305
  Long-term borrowings                           728            817          1,457          1,557
                                          ----------     ----------     ----------     ----------
       Total Int. Expense                      3,766          3,071          7,493          5,878
                                          ----------     ----------     ----------     ----------
       Net Int. Income                         4,014          3,891          7,992          7,664
PROVISION FOR LOAN AND LEASE LOSSES              125            225            200            360
                                          ----------     ----------     ----------     ----------
  Net Int. Inc. after Prov                     3,889          3,666          7,792          7,304
                                          ----------     ----------     ----------     ----------
NON-INTEREST INCOME:
  Trust dept                                      75             65            156            131
  Service chgs. on deposits                      365            349            732            678
  Gain on Sale of Loans                           21              0             21              0
  Investment securities
    Gains(losses), net                             0              0              0              0
  Income on life insurance                        66             52            135            108
  Income on sale of other real estate             --             --              0            152
  Other                                          330            275            650            497
                                          ----------     ----------     ----------     ----------
  Total Non-Interest Income                      857            741          1,694          1,566
                                          ----------     ----------     ----------     ----------
NON-INTEREST EXPENSE:
  Salaries and benefits                        1,601          1,562          3,324          3,147
  Occupancy, net                                 222            152            438            311
  Equipment                                      246            210            511            417
  PA Bank Shares tax                              82             71            163            142
  ATM/Debit card expenses                         30             31             74             65
  Professional fees                              128             94            240            209
  Director fees and benefits                      90             67            170            120
  Advertising Expense                            142             42            226            119
  Computer software licensing                     39             52            138            101
  Stationery and supplies                         55             45            117             97
  Early withdrawal fee on
    int-bearing bals                               0             99              0            191
  Other                                          555            470          1,080            889
                                          ----------     ----------     ----------     ----------
       Tot. Non-int. Exp                       3,190          2,895          6,481          5,808
                                          ----------     ----------     ----------     ----------
  Income before income tax provision           1,556          1,512          3,005          3,062
INCOME TAX PROVISION                             377            395            742            789
                                          ----------     ----------     ----------     ----------
       NET INCOME                         $    1,179     $    1,117     $    2,263     $    2,273
                                          ==========     ==========     ==========     ==========
NET INCOME PER SHARE                      $     0.34     $     0.32     $     0.65     $     0.65
                                          ==========     ==========     ==========     ==========
DIVIDENDS PER SHARE                       $     0.20     $     0.20     $     0.40     $     0.40
                                          ==========     ==========     ==========     ==========
Weighted Average No. of
  Shares Outstanding                       3,496,680      3,515,466      3,502,667      3,515,466

Earnings per share has been adjusted to reflect the 5% stock dividend paid in May of 2007.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                       For the Six Months
                                                         Ended June 30,
                                                    ----------------------
                                                      2007           2006
                                                    --------      --------
Operating Activities:
  Net Income                                        $  2,263      $  2,273
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan and lease losses                    200           360
  Depreciation                                           387           316
  Incr. in cash-surr. value of life insurance           (135)         (108)
  Investment securities gains, net                         0             0
  Amortization                                            66            18
  Loss (gain) on sale of loans                           (21)            0
  Loss (gain) on sale/disposal of bank
    premises and equipment                                 0            (9)
  Loss (gain) on the sale of foreclosed
    assets                                                21          (131)
  Deferred income taxes                                   93          (216)
  Change in accrued interest receivable                   61           (91)
  Change in other assets                                (512)         (231)
  Change in accrued interest payable                     819           451
  Change in other liabilities                           (123)          343
                                                    --------      --------
            Net cash provided by
            operating activities                       3,119         2,975
                                                    --------      --------
Investing Activities:
  Net decr in int-bearing balances                       570        13,764
  Incr. in federal funds sold                              0        (5,000)
  Proceeds from sale of securities                         0             0
  Proceeds from the maturity of secs                   5,306         2,533
  Purchases of investment securities                  (2,071)      (11,525)
  Net increase in loans and leases                    (5,763)      (16,616)
  Purchases of bank premises & equip't                (1,620)         (230)
  Proceeds from sale of foreclosed assets                137           205
  Proceeds from Sale of Bank Premises & Equip't            0             9
  Capitalized additions - ORE                              0             0
                                                    --------      --------
            Net cash used in
            investing activities                      (3,441)      (16,860)
                                                    --------      --------
Financing Activities:
  Net incr. in demand and savings                      4,760         6,584
  Net incr. in time deposits                           4,375        10,056
  Net decrease in federal funds sold                       0             0
  Net decrease in short-term borrowings               (4,525)       (4,338)
  Long-term debt repayments                           (5,065)       (5,062)
  Increase in long-term borrowings                         0        10,000
  Cash dividend paid                                  (1,374)       (1,314)
  Purchase of treasury stock                            (385)            0
                                                    --------      --------
            Net cash (used in) provided by
            financing activities                      (2,214)       15,926
                                                    --------      --------
  Net (decr)incr in cash & due from banks             (2,536)        2,041
  Cash & due from banks, beg of period                 9,498         6,350
                                                    --------      --------
  Cash & due from banks, end of period                 6,962         8,391
                                                    ========      ========
Supplemental Disclosures of
  Cash Flow Information:
  Interest paid                                        6,674         5,427
  Income taxes paid                                      880           775

Supplemental Noncash Disclosures:
  Loan charge-offs, net                                  127           119
  Transfers to other real estate                          80           184

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

5. Short-term borrowings as of June 30, 2007, and December 31, 2006, consisted of:

(Dollars in thousands)
                                    6/30/07     12/31/06
                                    -------     --------
Repurchase agreements               $ 8,235      $ 9,175
Treasury, tax and loan note             615          600
Federal funds purchased              10,900       14,500
                                    -------     --------
                                    $19,750      $24,275
                                    =======      =======

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. During the second quarter, Mid Penn Bank ("MPB") did not enter into any long-term borrowings.

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

The components of net periodic benefit costs from these benefit plans are as follows:

                                               Six months ended June 30:
                                                (Dollars in thousands)
     (Dollars in thousands)
                                         Pension Benefits     Other Benefits
                                         ----------------     --------------
                                          2007      2006      2007     2007
                                          ----      ----      ----     ----
Service cost                              $ 20      $ 20      $ 12     $ 10
Interest cost                             $ 16      $ 14      $ 30     $ 18
Expected return on plan assets            $ --      $ --      $ --     $ --
Amortization of transition obligation     $  8      $  8      $ --     $ --
Amortization of prior service cost        $ --      $ --      $ 14     $ --
Amortization of net (gain) loss           $ (4)     $ (2)     $ --     $ --
                                          ----      ----      ----     ----
     Net periodic benefit cost            $ 40      $ 40      $ 56     $ 28
                                          ----      ----      ----     ----

8. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends. The basic and diluted earnings per share are the same since there are no dilutive shares of securities outstanding.

9. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation, "comprehensive income(loss)" includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available for sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income
(loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. Other comprehensive income will annually include a pension component in accordance with Financial Accounting Standards Board No. 158.

(In thousands)                                            Three Months               Six Months
                                                         Ended June 30:            Ended June 30:
                                                     --------------------      --------------------
                                                      2007         2006          2007         2006
                                                     -------      -------      -------      -------
Net Income                                           $ 1,179      $ 1,117      $ 2,263      $ 2,273
                                                     -------      -------      -------      -------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                               (562)        (546)        (583)        (634)
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                           0            0            0            0
                                                     -------      -------      -------      -------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                              (562)        (546)        (583)        (634)
  Other comprehensive income related to SFAS 158           0            0         (311)           0
  Income tax (provision) benefit
   related to other comp.income (loss)                   191          186          304          216
                                                     -------      -------      -------      -------
  Other comprehensive inc(loss)                         (371)        (360)        (590)        (418)
                                                     -------      -------      -------      -------
       Comprehensive Income (Loss)                       808          757        1,673        1,855
                                                     =======      =======      =======      =======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

ITEM 2:  Management's Discussion of Consolidated Financial Condition

         Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MPB to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," and similar expressions are intended to identify such forward-looking statements.

MPB's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     o The effects of future economic conditions on MPB and the Bank's customers;

     o The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

     o Governmental monetary and fiscal policies, as well ass legislative and regulatory changes;

     o The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

     o The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

     o The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in MPB's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

     o   Technological changes;

     o   Acquisitions and integration of acquired businesses;

     o The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities; and

     o   Acts of war or terrorism

Management's Discussion of Consolidated Financial Condition as of June 30, 2007, compared to year-end 2006 and the Results of Operations for the second quarter and the first six months of 2007 compared to the same periods in 2006.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of June 30, 2007, were $492,160,000 compared to $491,694,000 as of December 31, 2006.

Asset growth was hindered during the first half of 2007 primarily by weakened loan demand coupled with a highly competitive lending environment. In addition, MPB experienced the payoff of two large commercial loans during the first quarter. Consequently, assets remained flat at June 30, 2007 compared with December 31, 2006.

Total deposits balances were boosted by net growth in money market deposit accounts of approximately $5 million as well as the execution of a $10 million brokered certificate of deposit issue. These increases in deposit balances were used to pay down borrowings.

As of June 30, 2007, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines, and the Corporation's capital ratios are in excess of the Bank's capital ratios. The changes in MPB's additional paid in capital account resulted from the 5% stock dividend paid to shareholders in May of 2007. In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. As of June 30, 2007, 19,842 shares have been repurchased at an average price of $24.31 per share. During the second quarter of 2007, 3,605 shares were repurchased at an average price of $23.76.

RESULTS OF OPERATIONS

Net income for the first six months of 2007 was relatively flat at $2,263,000, compared with $2,273,000 earned in the same period of 2006. Net income per share was $.65 for both periods. Net income as a percentage of average stockholders' equity, also known as return on equity, (ROE), was 11.6% on an annualized basis for the first half of 2007 and 12.3% for the same period of 2006.

Net income for the second quarter of 2007 was $1,179,000, compared with $1,117,000 earned in the same quarter of 2006, an increase of 5.6%. Net income per share for the second quarters of 2007 and 2006 was $.34 and $.32, respectively. The increase in net income was due largely to year-over-year increases in earning assets.

Net interest income of $4,014,000 for the quarter ended June 30, 2007, increased by 3% over the $3,891,000 earned in the same quarter of 2006. Despite the growth in earning assets over the past twelve months, net interest income was restricted to a degree by the flat yield curve and the competition for interest-yielding assets during the past two quarters.

During the second quarter of 2007, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At June 30, 2007, these scenarios were within the policy limits of +/- 15% in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

Based on Management's analysis of the loan portfolio, the Bank recorded a $125,000 provision for possible loan and lease losses during the second quarter of 2007, compared to a provision of $225,000 made during the second quarter of 2006. The provision was lower in 2007 due to slower growth in the loan portfolio compared with the same quarter of 2006. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of loss, economic conditions, trends and other factors in determining a reasonable allowance for the period. A portion of the allowance for loan and lease losses is based on applying historical loss ratios to the existing loan portfolio.

Non-interest income amounted to $857,000 for the second quarter of 2007 compared to $741,000 earned during the same quarter of 2006. One significant contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed approximately $287,000 of income during the second quarter of 2007 compared to the $277,000 earned during the same quarter of 2006. Non-interest income during the second quarter was also bolstered by the $21,000 gain on the sale of an SBA loan, and $62,000 in fees earned through the third-party sale of non-deposit investment products.

Non-interest expense amounted to $3,190,000 for the second quarter of 2007 compared to $2,895,000 incurred during the same quarter of 2006. A major increase in non- interest expense during the second quarter of 2007 as compared to the same period in 2006, was caused by the $39,000 increase in salary and benefits expense, which is largely attributable to the addition of fifteen full-time equivalent personnel during the last year including those at our two newest offices in Middletown and Steelton, which were acquired in December of 2006. Expenses related to property, plant and equipment increased by approximately $106,000 compared to the second quarter of 2006. This increase reflects higher depreciation, tax and utility costs as well as the addition of the two new offices mentioned previously and the relocation of our Lykens Valley Office to a newly constructed building at a site adjoining a new Walmart Superstore in Elizabethville, PA, as well as the purchase of a property in Camp Hill, PA, which was purchased as a future office site. Advertising expense also increased by approximately $100,000 as the Bank is in the midst of a marketing campaign to further develop brand recognition and market penetration in conjunction with the recent announcement of the sale of one of the Bank's major competitors.

The income tax provision for the second quarter of 2007 was slightly lower than that of the same period of 2006 despite slightly higher earnings in the period due to a higher percentage of tax-free income in 2007 from increased BOLI (Bank Owned Life Insurance) and municipal lease balances. Management uses a consistent formula for determining the income tax provision each quarter.

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

Funds generated from operations were a significant source of funds for the first half of 2007. Another significant source of funds came from a $10M five-year, brokered CD issue at a rate of 5.15%. These funds were used to pay down borrowings, which decreased by approximately $9.5M during the period.

The net increase in loans and leases of approximately $5.5M during the period was funded largely by the proceeds from the maturity of securities and interest-bearing balances.

CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total non-performing assets were $3,260,000, representing 0.66% of total assets at June 30, 2007, compared to $2,434,000, or 0.50% of total assets, at December 31, 2006. Most non-performing assets are supported by collateral value that appears to be adequate at June 30, 2007.

The allowance for loan losses at June 30, 2007, was $4,260,000 or 1.17% of loans, net of unearned interest, as compared to $4,187,000 or 1.17% of loans, net of unearned interest, at December 31, 2006.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets,

Management considers the Allowance for Loan and Lease Losses to be adequate to absorb any reasonably foreseeable loan and lease losses.

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

                             MID PENN BANCORP, INC.

                                                           Six
                                                          Months        Year
                                                           Ended       Ended
                                                         --------     --------
                                                         June 30,     Dec. 31,
                                                          2007          2006
                                                         --------     --------
Non-Performing Assets:
     Non-accrual loans                                    1,975        1,293
     Past due 90 days or more                             1,285          995
     Restructured loans                                       0            0
              --                                          -----        -----
     Total non-performing loans                           3,260        2,288
     Other real estate                                        0          146
              --                                          -----        -----
              Total                                       3,260        2,434
              --                                          =====        =====
     Percentage of total loans outstanding                 0.90%        0.68%
     Percentage of total assets                            0.66%        0.50%
Analysis of the Allowance for Loan and Lease Losses:
     Balance beginning of period                          4,187        3,704
     Loans charged off:
     Commercial real estate, construction
      and land development                                    0           17
     Commercial, industrial and agricultural                 12          158
     Real estate - residential mortgage                       0            0
     Consumer                                                68          134
     Leases                                                  84            0
                                                          -----        -----
              Total loans charged off                       164          309
                                                          -----        -----
Recoveries of loans previously charged off:
     Commercial real estate, construction
      and land development                                    0            0
     Commercial, industrial and agricultural                  1            3
     Real estate - residential mortgage                       0            0
     Consumer                                                36           54
                                                          -----        -----
              Total recoveries                               37           57
                                                          -----        -----
       Net (charge-offs) recoveries                        (127)        (252)
                                                          -----        -----
       Current period provision for
                  loan losses                               200          735
                                                          -----        -----
       Balance end of period                              4,260        4,187
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. Through June 30, 2007, 19,842 shares have been repurchased at an average price of $24.31 per share. During the second quarter of 2007, 3,605 shares were repurchased at an average price of $23.76.

Issuer Purchases of Equity Securities During the Quarter:

------------------------------------------------------------------------------------------
                Total Number                    Total Number of     Maximum Number of
                of Shares      Average Price    Shares Purchased    Shares that May Yet Be
Period          Purchased      Paid per Sare    as Part of Plan     Purchased Under Plan
------------------------------------------------------------------------------------------
  Apr-07              0              N/A           16,237                 233,763
------------------------------------------------------------------------------------------
  May-07          2,592           $23.44           18,829                 231,171
------------------------------------------------------------------------------------------
  June-07         1,013           $24.59           19,842                 230,158
------------------------------------------------------------------------------------------
  Total           3,605           $23.76           19,842                 230,158
------------------------------------------------------------------------------------------

Item 3. Defaults Upon Senior Securities - Nothing to report

Item 4. Submission of Matters to a Vote of Security Holders - At the Annual Meeting of Shareholders held on April 24, 2007, a vote was held for the election of Class C directors: A. James Durica, Theodore W. Mowery, Donald E. Sauve and Willaim A. Specht, III, to serve for a three-year term. A. James Durica received 3,012,081 votes for and 3,842 votes withheld. Theodore W. Mowery received 3,000,103 votes for and 15,820 votes withheld. Donald E. Sauve received 2,918,704 votes for and 97,218 withheld. William A. Specht, III, received 3,012,081 votes for and 3,842 withheld.

  Other directors include:

  Name:                    Term Expiration:
    Jere M. Coxon            2009
    Alan W. Dakey            2009
    Robert C. Grubic         2008
    Gregory M. Kerwin        2008
    Edwin D. Schlegel        2008
    Guy J. Snyder, Jr.       2009

Item 5. Other Information - The Bank has purchased a future branch facility, formerly operated as a banking office, located at 21st and Market Streets in Camp Hill, Cumberland County, PA. A fall opening is anticipated; regulatory approval was received in July of 2007.

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

Mid Penn Bancorp, Inc.
Registrant



/s/ Alan W. Dakey                  /s/ Kevin W. Laudenslager
-----------------                  -------------------------
By: Alan W. Dakey                  By: Kevin W. Laudenslager
President & CEO                    Treasurer
Date: August 3, 2007               Date: August 3, 2007