Form 10-Q
period 2007-09-30
MID PENN BANCORP INC
filed 2007-11-08
CIK 879635

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form  10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2007

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

                   [X] Yes     [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act)

[ ] Large accelerated Filer     [X] Accelerated Filer
[ ] Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                   [ ] Yes     [X] No

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

3,493,331 shares of Common Stock, $1.00 par value per share, were outstanding as of November 5, 2007.

                                     PART I
                             MID PENN BANCORP, INC.
                              FINANCIAL INFORMATION

ITEM 1:  Financial Statements:

                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                           Sept. 30,          Dec. 31
                                                              2007             2006
                                                           ---------         ---------
                                                          (Unaudited)        (Audited)
ASSETS:
   Cash and due from banks                                 $   6,879         $   9,498
   Interest-bearing balances                                  48,839            46,921
   Available-for-sale securities                              54,383            57,261
   Federal funds sold                                              0                 0
   Loans and leases                                          372,355           358,573
     Less,
        Allowance for loan and lease losses                    4,441             4,187
                                                           ---------         ---------
              Net loans and leases                           367,914           354,386
                                                           ---------         ---------
   Bank premises and equip't, net                             10,722             9,562
   Foreclosed assets held for sale                               445               146
   Accrued interest receivable                                 2,775             2,822
   Goodwill                                                    1,016             1,016
   Core deposit intangible, net                                  379               428
   Cash surrender value of life insurance                      7,355             7,154
   Deferred income taxes                                       1,659             1,610
   Other assets                                                1,230               890
                                                           ---------         ---------
              Total Assets                                 $ 503,596         $ 491,694
                                                           =========         =========
LIABILITIES & STOCKHOLDERS' EQUITY:

  Deposits:
   Demand                                                  $  45,035         $  44,097
   NOW                                                        34,352            32,978
   Money Market                                               63,531            59,640
   Savings                                                    24,498            25,397
   Time                                                      194,528           202,114
                                                           ---------         ---------
              Total deposits                                 361,944           364,226

  Short-term borrowings                                       41,429            24,275
  Accrued interest payable                                     2,959             1,912
  Other liabilities                                            2,839             2,483
  Long-term debt                                              54,615            59,713
                                                           ---------         ---------
              Total Liabilities                              463,786           452,609
                                                           ---------         ---------

STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,533,340 and 3,367,119 shares at
    September 30, 2007 and December 31, 2006, resp             3,533             3,367
   Additional paid-in capital                                 31,107            27,452
   Retained earnings                                           6,161             8,583
   Accumulated other comprehensive inc(loss)                      44               317
   Treasury Stock at cost
    (39,557 and 19,086 shs. resp.)                            (1,035)             (634)
                                                           ---------         ---------
             Total Stockholders' Equity                       39,810            39,085
                                                           ---------         ---------
              Total Liabilities & Equity                   $ 503,596         $ 491,694
                                                           =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except for per share data)

                                                  Three Months              Nine Months
                                                 Ended Sept. 30,          Ended Sept. 30,
                                                2007        2006         2007         2006
                                            ----------   ----------   ----------   ----------
INTEREST INCOME:
  Interest & fees on loans                  $    6,686   $    5,898   $   19,622   $   17,194
  Int.-bearing balances                            637          566        1,894        1,608
  Treas. & Agency securities                       225          288          723          757
  Municipal securities                             352          290        1,012          917
  Other securities                                  50           45          150          141
  Fed funds sold and repos                           0           17           33           29
                                            ----------   ----------   ----------   ----------
       Total Int. Income                         7,950        7,104       23,434       20,646
                                            ----------   ----------   ----------   ----------
INTEREST EXPENSE:
  Deposits                                       2,879        2,280        8,571        6,296
  Short-term borrowings                            305          185          649          490
  Long-term borrowings                             708          825        2,165        2,382
                                            ----------   ----------   ----------   ----------
       Total Int. Expense                        3,892        3,290       11,385        9,168
                                            ----------   ----------   ----------   ----------
       Net Int. Income                           4,058        3,814       12,049       11,478
PROVISION FOR LOAN LOSSES                          175           75          375          435
                                            ----------   ----------   ----------   ----------
  Net Int. Inc. after Prov                       3,883        3,739       11,674       11,043
                                            ----------   ----------   ----------   ----------
NON-INTEREST INCOME:
  Trust dept                                        69           63          225          194
  Service chgs. on deposits                        389          340        1,121        1,018
  Investment securities
    Gains(losses), net                               0           33            0           33
  Incr. in cash surrender
    value of life ins                               66           54          201          162
  Gain on sale of other real estate                  0            0            0          131
  Income from sale of investment products           25           32          121           86
  Other                                            200          213          775          656
                                            ----------   ----------   ----------   ----------
  Total Non-Interest Income                        749          735        2,443        2,280
                                            ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE:
  Salaries and benefits                          1,675        1,557        5,000        4,704
  Occupancy, net                                   202          159          640          470
  Equipment                                        293          200          804          617
  PA Bank Shares tax                                83           72          246          214
  ATM/Debit card expenses                           60           30          170          116
  Professional fees                                125          142          442          425
  Director fees and benefits                        72           55          264          175
  Advertising Expense                               85           51          312          170
  Computer software licensing                       60           64          201          186
  Stationery and supplies                           64           54          185          151
  Early withdrawal fee on
    int-bearing bals                                 0            0            0          191
  Postage Expense                                   27           35          110           97
  Legal Expense                                     17           32           94           62
  Donations                                         29           10           74           38
  Meals, Travel, and Lodging Expense                26           25           87           72
  Other                                            232          299          901          885
                                            ----------   ----------   ----------   ----------
       Tot. Non-int. Exp                         3,050        2,785        9,530        8,573
                                            ----------   ----------   ----------   ----------
  Income before income taxes                     1,582        1,689        4,587        4,750
INCOME TAX EXPENSE                                 372          447        1,114        1,236
                                            ----------   ----------   ----------   ----------
       NET INCOME                           $    1,210   $    1,242   $    3,473   $    3,514
                                            ==========   ==========   ==========   ==========
NET INCOME PER SHARE                        $     0.35   $     0.35   $     0.99   $     1.00
                                            ==========   ==========   ==========   ==========
DIVIDENDS PER SHARE                         $     0.20   $     0.20   $     0.60   $     0.60
                                            ==========   ==========   ==========   ==========
Weighted Average No. of
  Shares Outstanding                         3,494,195    3,514,965    3,499,812    3,515,297

The accompanying notes are an integral part of these consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                      For the Nine Months
                                                        Ended Sept. 30,
                                                       2007        2006
                                                     --------    --------
Operating Activities:
  Net Income                                         $  3,473    $  3,514
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan losses                               375         435
  Depreciation                                            593         470
  Incr. in cash-surr. value of life insurance            (201)       (162)
  Investment securities gains, net                          0         (33)
  Amortization                                             98          28
  Gain on sale of loans                                   (21)          0
  Loss (gain) on sale/disposal of bank
    premises and equipment                                  0          (9)
  Loss (gain) on the sale of foreclosed
    assets                                                 21        (131)
  Deferred income taxes                                    92           7
  Change in accrued interest receivable                    47        (195)
  Change in other assets                                 (389)       (589)
  Change in accrued interest payable                    1,047         920
  Change in other liabilities                              45         571
                                                     --------    --------
            Net cash provided by
            operating activities                        5,180       4,826
                                                     --------    --------
Investing Activities:
  Net (incr)decr in int-bearing balances               (1,918)      9,934
  Incr. in federal funds sold                               0           0
  Proceeds from sale of securities                          0       1,923
  Proceeds from the maturity of secs                    6,918       4,112
  Purchases of investment securities                   (4,144)    (12,063)
  Net increase in loans                               (14,407)    (20,434)
  Purchases of bank premises & equip't                 (1,753)       (261)
  Proceeds from sale of foreclosed assets                 205         205
  Proceeds from sale of bank premises & equip't             0           9
  Capitalized additions - ORE                               0           0
                                                     --------    --------
            Net cash used in
            investing activities                      (15,099)    (16,575)
                                                     --------    --------
Financing Activities:
  Net incr.(decr) in demand and savings deposits        5,304      (6,430)
  Net (decr)incr. in time deposits                     (7,586)     10,385
  Net decrease in federal funds sold                        0           0
  Net incr. in short-term borrowings                   17,154       5,804
  Long-term debt repayments                            (5,098)     (5,093)
  Increase in long-term borrowings                          0      10,000
  Cash dividend paid                                   (2,073)     (1,983)
  Purchase of treasury stock                             (401)        (26)
                                                     --------    --------
            Net cash provided by
            financing activities                        7,300      12,657
                                                     --------    --------
  Net (decr)incr in cash & due from banks              (2,619)        908
  Cash & due from banks, beg of period                  9,498       6,350
                                                     --------    --------
  Cash & due from banks, end of period                  6,879       7,258
                                                     ========    ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                        10,338       8,248
  Income taxes paid                                     1,405       1,390
Supplemental Noncash Disclosures:
  Loan charge-offs, net of recoveries                     121          95
  Transfers to other real estate                          525         184

                             Mid Penn Bancorp, Inc.
                   Notes to Consolidated Financial Statements

1. The consolidated interim financial statements include the accounts of Mid Penn Bancorp, inc. and its wholly-owned subsidiaries Mid Penn Bank ("MPB"), Mid Penn Investment Corporation and Mid Penn Insurances Services, LLC (collectively, the "Corporation"). All material inter-company balances and transactions have been eliminated in consolidation.

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

5. Short-term borrowings as of Sept. 30, 2007, and December 31, 2006, consisted of:

(Dollars in thousands)
                                    9/30/07     12/31/06
                                    -------     --------
Repurchase agreements               $ 9,423      $ 9,175
Treasury, tax and loan note           1,006          600
Federal funds purchased              31,000       14,500
                                    -------     --------
                                    $41,429      $24,275
                                    =======      =======

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. During the third quarter, Mid Penn Bank ("MPB") did not enter into any long-term borrowings.

7. The Corporation has an unfunded noncontributory defined benefit retirement plan for directors. The plan provides defined benefits based on years of service. The Corporation also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. The Corporation uses a December 31 measurement date for its plans.

Components of Net Periodic Benefit Cost
     Nine months ended September 30:
     (In thousands)
                                        Pension Benefits      Other Benefits
                                        ----------------      --------------
                                          2007    2006         2007   2006
                                          ----    ----         ----   ----
Service cost                              $ 30    $ 30         $ 19   $ 15
Interest cost                               24      21           45     27
Expected return on plan assets              --      --           --     --
Amortization of transition obligation       11      12           --     --
Amortization of prior service cost          --      --           20     --
Amortization of net gain                    (5)     (3)          --     --
                                          ----    ----         ----   ----
     Net periodic benefit cost            $ 60    $ 60         $ 84   $ 42
                                          ----    ----         ----   ----

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

(In thousands)                                            Three Months               Nine Months
                                                        Ended Sept. 30,            Ended Sept. 30,
                                                       2007         2006         2007         2006
                                                     -------      -------      -------      -------
Net Income                                           $ 1,210      $ 1,242      $ 3,473      $ 3,514
                                                     -------      -------      -------      -------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                                480          690         (103)          56
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                           0           (3)           0          (33)
                                                     -------      -------      -------      -------
  Other comprehensive income(loss)
   before income tax (provision)
   benefit                                               480          657         (103)          23
  Other comprehensive income related to SFAS 158           0            0         (311)           0
  Income tax (provision) benefit
   related to other comp.income (loss)                  (163)        (223)         141           (8)
                                                     -------      -------      -------      -------
  Other comprehensive inc(loss)                          317          434         (273)          15
                                                     -------      -------      -------      -------
       Comprehensive Income                            1,527        1,676        3,200        3,529
                                                     =======      =======      =======      =======

                             Mid Penn Bancorp, Inc.
                            Millersburg, Pennsylvania

ITEM 2:  Management's Discussion of Consolidated Financial Condition

         Special Cautionary Notice Regarding Forward-looking Statements

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," and similar expressions are intended to identify such forward-looking statements.

The Corporation's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     o The effects of future economic conditions on the Corporation and the its customers;

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

     o The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities; and

     o   Acts of war or terrorism.

The following is management's discussion and analysis of the significant changes in the consolidated financial condition of the Corporation as of September 30, 2007, compared to year-end 2006 and the results of operations for the three months and nine months ended September 30, 2007 and 2006.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of Sept. 30, 2007, were $503,596,000, compared to $491,694,000 as of December 31, 2006. Asset growth has been led by growth in the MPB's loan portfolio.

During the first nine months of 2007, net loans outstanding increased by $13,528,000 from year end. The majority of this 3.8% increase occurred during the third quarter, representing mostly growth in the area of commercial real estate loans in the Capital Region (Harrisburg Area).

Total deposits decreased by $2,282,000 during the first nine months of 2007 as management attempted to control interest expense in order to maintain net interest margin in the difficult environment of a flat yield curve accompanied by intense competition for deposits from bank and non-bank competitors.

Interest-bearing balances were increased during the quarter in anticipation of lower short-term interest rates during the fourth quarter of 2007.

All components of long-term debt are advances from the FHLB.

As of September 30, 2007, MPB's capital ratios are well in excess of the minimum and well-capitalized guidelines, and the Corporation's capital ratios are in excess of the Bank's capital ratios. The changes in Mid Penn Bancorp's additional paid-in capital account resulted from the 5% stock dividend paid to shareholders in May of 2007.

In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. Through September 30, 2007, 20,501 shares have been repurchased at an average price of $24.27 per share.

RESULTS OF OPERATIONS

Net income for the first nine months of 2007 was $3,473,000, compared with $3,514,000 earned in the same period of 2006. Net income per share for the same period in 2007 and 2006 was $.99 and $1.00, respectively. Net income as a percentage of average stockholders' equity, also known as return on equity
(ROE), was 11.8% on an annualized basis for the nine months ended September 30, 2007, and 12.5% for the same period in 2006.

Net income for the third quarter of 2007 was $1,210,000, compared with $1,242,000 earned in the same quarter of 2006. Net income per share for the third quarter of both 2007 and 2006 was $.35.

Net interest income of $4,058,000 for the quarter ended September 30, 2007, increased by 6.4% compared to the $3,814,000 earned in the same quarter of 2006. Despite the growth in earning assets over the past twelve months, net interest income was restricted to a degree by the flat yield curve and the competition for interest-yielding assets.

The following tables illustrate MPB's net interest margin on an average, taxable equivalent, basis for both the year ended 2006 and the nine months ended September 30, 2007, annualized. The margin during 2006 was 3.82%. The margin began decreasing during the last four months of 2006. The margin stabilized during the first nine months of 2007; however the net interest margin for the year-to-date 2007 is 3.72% or 0.10% lower than that of the prior year.

TABLE 1: AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

INCOME AND RATES ON A TAXABLE EQUIVALENT BASIS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

                                                                                 Annualized
 (Dollars in thousands)                                      Average           Interest Income       Average Rates
                                                             Balance              /Expense            Earned/Paid
                                                             -------           ---------------       -------------
 ASSETS:
              Interest Bearing Balances                       46,478                2,522                5.43%
              Investment Securities:
                Taxable                                       25,459                1,169                4.59%
                Tax-Exempt                                    29,475                2,044                6.93%
                                                             -------
              Total Investment Securities                     54,934

              Federal Funds Sold                                 834                   44                5.28%
              Loans, Net                                     358,531               26,503                7.39%
                                                             -------               ------
              Total Earning Assets                           460,777               32,159                7.01%
              Cash and Due from Banks                          7,524
              Other Assets                                    24,822
                                                             -------
                   Total Assets                              493,123
                                                             =======

 LIABILITIES & STOCKHOLDERS' EQUITY:
              Interest Bearing Deposits:
                NOW                                           34,655                  139                0.40%
                Money Market                                  64,004                2,240                3.50%
                Savings                                       25,684                   73                0.28%
                Time                                         205,035                8,977                4.38%
              Short-term Borrowings                           18,246                  866                4.75%
              Long-term Debt                                  57,686                2,887                5.00%
                                                             -------               ------
              Total Interest Bearing Liabilities             405,310               15,182                3.75%
              Demand Deposits                                 43,660
              Other Liabilities                                5,558
              Stockholders' Equity                            38,595
                                                             -------
                   Total Liabilities and
                     Stockholders' Equity                    493,123
                                                             =======
 Net Interest Income                                                               17,101
 Net Yield on Interest Earning Assets:
     Total Yield on Earning Assets                                                                       7.01%
     Rate on Supporting Liabilities                                                                      3.29%

     Average Interest Spread                                                                             3.26%

     Net Interest Margin                                                                                 3.72%

INCOME AND RATES ON A TAXABLE EQUIVALENT BASIS
FOR YEAR ENDED DECEMBER 31, 2006

 (Dollars in thousands)                                           Average              Interest        Average Rates
                                                                  Balance           Income/Expense      Earned/Paid
                                                                  -------           --------------     -------------
 ASSETS:
               Interest Bearing Balances                           46,038                2,225            4.83%
               Investment Securities:
                 Taxable                                           27,343                1,218            4.45%
                 Tax-Exempt                                        28,402                1,950            6.87%
                                                                  -------
               Total Investment Securities                         55,745

               Federal Funds Sold                                     564                   29            5.14%
               Loans, Net                                         324,720               23,598            7.27%
                                                                  -------               ------
               Total Earning Assets                               427,067               29,020            6.80%
               Cash and Due from Banks                              7,000
               Other Assets                                        19,100
                                                                  -------
                   Total Assets                                   453,167
                                                                  =======

 LIABILITIES & STOCKHOLDERS' EQUITY:
               Interest Bearing Deposits:
                 NOW                                               31,877                   90            0.28%
                 Money Market                                      60,968                1,898            3.11%
                 Savings                                           24,772                   61            0.25%
                 Time                                             172,792                6,819            3.95%
               Short-term Borrowings                               14,937                  686            4.59%
               Long-term Debt                                      63,329                3,178            5.02%
                                                                  -------               ------
               Total Interest Bearing Liabilities                 368,675               12,732            3.45%
               Demand Deposits                                     43,161
               Other Liabilities                                    3,527
               Stockholders' Equity                                37,804
                                                                  -------
                    Total Liabilities and
                      Stockholders' Equity                        453,167
                                                                  =======

 Net Interest Income                                                                    16,288
 Net Yield on Interest Earning Assets:
               Total Yield on Earning Assets                                                              6.80%
               Rate on Supporting Liabilities                                                             2.98%

               Average Interest Spread                                                                    3.35%
               Net Interest Margin                                                                        3.82%

During the third quarter of 2007, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At September 30, 2007, these scenarios were within the policy limits of +/- 15% in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

Based on Management's analysis of the loan portfolio, MPB recorded a $175,000 provision for possible loan and lease losses during the third quarter of 2007, compared to a provision of $75,000 made during the third quarter of 2006. The larger provision in the third quarter of 2007 reflects both an increase in non-performing loans as well as an increase in loan volume during the quarter, compared to the same period of 2006. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of loss, economic conditions, trends and other factors in determining a reasonable provision for the period. A portion of the allowance for loan and lease losses is based on applying historical loss ratios to the existing loan portfolio.

Non-interest income amounted to $749,000 for the third quarter of 2007 compared to $735,000 earned during the same quarter of 2006. The major contributor to non-interest income is insufficient fund (NSF) fee income. NSF fee income contributed approximately $319,000 of income during the third quarter of 2007 and $274,000 during the same quarter of 2006.

Non-interest expense increased by $265,000, or 9.5%, during the third quarter of 2007 compared to the same quarter of 2006. The majority of this increase was $118,000 in additional personnel expense as MPB continues to grow its talent pool and branch network. The Bank added sixteen full-time equivalent personnel during the last year including those at our two newest offices in Middletown and Steelton, which were acquired in December of 2006, as well as staff hired for our newest branch office in Camp Hill, PA, opening in October of 2007. Expenses related to property, premises and equipment increased by approximately $136,000 compared to the third quarter of 2006. This increase reflects higher depreciation, tax and utility costs as well as the addition of the two new offices mentioned previously and the relocation of our Lykens Valley Office to a newly constructed building at a site adjoining a new Walmart Superstore in Elizabethville, PA, as well as the purchase of our newest branch office in Camp Hill, PA. Advertising expense also increased by approximately $34,000 during the quarter as MPB is in the midst of a marketing campaign to further develop brand recognition and market penetration in conjunction with the recent announcement of the sale of one of MPB's major competitors.

LIQUIDITY

MPB's objective is to maintain adequate liquidity while managing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding Corporate operations. Sources of liquidity include interest-bearing balances, maturing investment securities, borrowings, payments received on loans, and increases in deposit liabilities.

Funds generated from operations were a significant source of funds for the first nine months of 2007. The major source of funds during the first nine months was a net increase of $17 million in short-term borrowings mainly with the FHLB, $5 million of which replaced a FHLB long-term borrowing that matured during the year. Management plans on replacing a portion of the short-term borrowings with long-term borrowings and increases in deposits as interest rates fall. Another significant source of funds came from the maturity of investment securities, which provided approximately $6.9 million in funds. Net increases in demand and savings deposits contributed another $5.3 million, which helped offset the decrease in time deposits.

The major use of funds during the first nine months of 2007 was the net increase in loans of $13.8 million, particularly in the area of commercial loans secured by real estate. Another major use of cash during the period was the net purchase of $1.9 million in interest bearing deposits (certificates of deposits) of other banks in anticipation of lower interest rates during the last quarter of the year.

CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total non-performing assets were $3,777,000, representing 0.75% of total assets at September 30, 2007, compared to $2,434,000, or 0.50% of total assets, at December 31, 2006. Much of the increase in non-performing assets is attributable to one delinquent commercial relationship, of approximately $730,000, on which we have ceased the accrual of interest income. This borrower is involved in residential development and the loans are secured by real estate. Most non-performing assets are supported by collateral value that appears to be adequate at September 30, 2007.

The allowance for loan losses at September 30, 2007, was $4,441,000 or 1.19% of loans, net of unearned interest, as compared to $4,187,000 or 1.17% of loans, net of unearned interest, at December 31, 2006.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets, Management considers the Allowance for Loan and Lease Losses to be adequate to absorb any reasonably foreseeable loan and lease losses.

RECENT ACCOUNTING PRONOUNCEMENT

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (EITF 06-10"), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Corporation is currently evaluating the impact that the adoption of the EITF will have on its financial statements.

In September 2006, the FASB issued SFAS NO. 157, Fair Value Measurements ("SFAS 157"), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS 157 are effective beginning in 2008 and are not expected to have a material effect on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - and interpretation of FASB Statement No. 109 ("Interpretation 48"). Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, Accounting for Income Taxes. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The adoption of Interpretation 48 did not have a material effect on its financial statements.

                             MID PENN BANCORP, INC.

                                                        Nine mos.        Year
                                                          Ended          Ended
                                                        Sept. 30,       Dec. 31,
                                                           2007          2006
                                                        ---------       --------
Non-Performing Assets:
     Non-accrual loans and leases                         2,350          1,293
     Past due 90 days or more                               982            995
     Restructured loans                                       0              0
                                                          -----          -----
     Total non-performing loans                           3,332          2,288
     Other real estate                                      445            146
                                                          -----          -----
              Total                                       3,777          2,434
                                                          =====          =====
     Percentage of total loans outstanding                 1.01%          0.68%
     Percentage of total assets                            0.75%          0.50%

Analysis of the Allowance for
  Loan and Lease Losses:
     Balance beginning of period                          4,187          3,704
     Loans charged off:
     Commercial real estate, construction
      and land development                                    0             17
     Commercial, industrial and agricultural                 12            158
     Real estate - residential mortgage                      52              0
     Consumer                                               103            134
     Leases                                                  84              0
                                                          -----          -----
              Total loans charged off                       251            309
                                                          -----          -----
Recoveries of loans previously charged off:
     Commercial real estate, construction
      and land development                                    0              0
     Commercial, industrial and agricultural                  4              3
     Real estate - residential mortgage                       0              0
     Consumer                                                42             54
     Leases                                                  84              0
                                                          -----          -----
              Total recoveries                              130             57
                                                          -----          -----
       Net charge-offs                                     (121)          (252)
                                                          -----          -----
       Current period provision for
         loan losses                                        375            735
                                                          -----          -----
       Balance end of period                              4,441          4,187
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. Through September 30, 2007, 20,501 shares have been repurchased at an average price of $24.27 per share. During the third quarter of 2007, 659 shares were repurchased at an average price of $25.66.

Issuer Purchases of Equity Securities During the Quarter:

-------------------------------------------------------------------------------------------
                                                       Total Number
                      Total                            of Cumulative    Maximum Number of
                      Number of                        Shares           Shares that May Yet
                      Shares        Average Price      Purchased as     Be Purchased Under
Period                Purchased     Paid per Share     Part of Plan     Plan
-------------------------------------------------------------------------------------------
     July-07             65           $26.60             19,907              230,093
-------------------------------------------------------------------------------------------
   August-07            199           $24.68             20,106              229,894
-------------------------------------------------------------------------------------------
September-07            395           $26.00             20,501              229,499
-------------------------------------------------------------------------------------------
  Total                 659           $25.66             20,501              229,499
-------------------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities - Nothing to report

Item 4.  Submission of Matters to a Vote of Security Holders - Nothing to Report

Item 5. Other Information - The Bank opened a new banking office, located at 21st and Market Streets in Camp Hill, Cumberland County, PA, in October of 2007.

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

10.5 Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

10.6 Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005)

10.7 Executive Employment Agreement between Mid Penn Bank and Alan W. Dakey dated as of August 31, 2007. (Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007)

11.1 Statement regarding the computation of Per Share Earnings (Included in body of 10-Q)

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

Date: November 5, 2007             Date:  November 5, 2007