Form 10-K
period 2007-12-31
MID PENN BANCORP INC
filed 2008-03-10
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $26.50 per share, as reported by the AMEX, on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $84,086,408.

As of February 1, 2007, the registrant had 3,489,417 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Excerpts from the registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated herein by reference in response to Part II, hereof. Portions of the registrant’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

MID PENN BANCORP, INC.

FORM 10-K

1

PART I

ITEM 1.	BUSINESS.

The disclosures set forth in this Item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one-bank holding company, incorporated in the Commonwealth of Pennsylvania in August 1991. On December 31, 1991, MPB acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the Bank became a wholly owned subsidiary of MPB. MPB’s other wholly owned subsidiaries are Mid Penn Insurance Services, LLC, which provides a range of personal and investment insurance products and Mid Penn Investment Corporation, which is engaged in investing activities. Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “MPB” or the “Company.” MPB’s primary business is to supervise and coordinate the business of its subsidiaries and to provide them with capital and resources.

MPB’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment. At December 31, 2007, MPB had total consolidated assets of $509,757,000 total deposits of $372,817,000 and total shareholders’ equity of $40,444,000.

As of December 31, 2007, Mid Penn Bancorp, Inc. did not own or lease any properties. Mid Penn Bank owns the banking offices identified in Item 2. All MPB employees are employed by Mid Penn Bank, Mid Penn Insurance Services, LLC or Mid Penn Investment Corporation.

Mid Penn Bank

Millersburg Bank, the predecessor to Mid Penn Bank (the “Bank”), was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer’s State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name “Mid Penn Bank.” In 1985, the Bank acquired Tower City National Bank. In 1998, MPB acquired Miners Bank of Lykens, which was merged into Mid Penn Bank. The Bank is supervised by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. MPB’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061. The Bank presently has 15 offices located throughout Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania.

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

Business Strategy

The Bank provides an array of sophisticated products typically found only in major regional banks. These services are provided to small to middle market businesses, high net worth individuals, and retail consumers through 15 full service banking facilities. Several banking locations have seasoned management with significant lending experience who are responsible for credit and pricing decisions, subject to loan committee approval for larger credits. This decentralized relationship management approach, coupled with the continuity of service by its banking officers, enables the Bank to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. MPB believes that its emphasis on local relationship banking, together with its conservative approach to lending and resultant strong asset quality, are important factors in the success and the growth of MPB.

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

At December 31, 2007, the Bank had 134 full-time and 20 part-time employees. A collective bargaining agent represents none of the employees, and the Bank believes it enjoys good relations with its personnel.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2007, the Bank’s highest concentrations of credit were in hotel/motel and multiple-family housing financings and most of the Bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, Western Schuylkill, and Cumberland Counties.

Investment Activities

MPB’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provide the necessary balance sheet liquidity for MPB. MPB does not have any significant concentrations within investment securities.

MPB’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at market value. MPB’s investments include US Treasury, agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment of these securities changes, MPB’s existing securities are valued differently in comparison. This difference in value, or unrealized gain, amounted to $434,000, net of tax, as of December 31, 2007. A majority of the investments are high quality United States and municipal securities that if held to maturity are expected to yield no loss to the Bank.

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

Further, MPB’s success is dependent to a significant degree on economic conditions in Central Pennsylvania, especially in Dauphin, lower Northumberland, Western Schuylkill and eastern Cumberland Counties, which we define as our primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in the Central Pennsylvania area could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity and eroding capital. We cannot assure you that further adverse changes in the local economy would not have a material adverse effect on MPB’s consolidated financial condition, results of operations, and cash flows.

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

Gramm-Leach-Bliley Financial Modernization Act

The Gramm-Leach Bliley Act (“GLB”) became effective on March 11, 2000. The primary purpose of GLB was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, GLB:

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

The SEC and AMEX have adopted numerous rules implementing the provisions of the Sarbanes-Oxley Act that affect MPB. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management. Increased costs have been approximately $200,000 annually related to MPB’s compliance with the Sarbanes-Oxley Act.

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

FDIC Improvement Act

As a result of the FDIC Improvement Act of 1991, banks are subject to increased reporting requirements and more frequent examinations by the bank regulatory agencies. The agencies also have the authority to dictate certain key decisions that formerly were left to management, including compensation standards, loan underwriting standards, asset growth, and payment of dividends. Failure to comply with these standards, or failure to maintain capital above specified levels set by the regulators, could lead to the imposition of penalties or the forced resignation of management. If a bank becomes critically undercapitalized, the banking agencies have the authority to place an institution into receivership.

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

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution, which is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

Deposit Insurance

Deposits of the Bank are insured by the FDIC through the Bank Insurance Fund (“BIF”). The insurance assessments paid by an institution are to be based on the probability that the fund will incur a loss with respect to the institution. The FDIC has adopted deposit insurance regulations under which insured institutions are assigned to one of the following three capital groups based on their capital levels: “well-capitalized,” “adequately capitalized” and “undercapitalized.” Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from 0.00% for the best-capitalized, healthiest institutions, to 0.27% for undercapitalized institutions with substantial supervisory concerns.

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

In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, which among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substance on or from the property, or known and willfully compelled the borrower to commit an action which caused such release or violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act does not limit federal liability which still exists under certain circumstances.

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

Protection of Customer Information

In 2001, the federal banking regulators issued final regulations implementing the provisions of GLB relating to the protection of customer information. The regulations, applicable to the MPB and the Bank, relate to administrative, technical, and physical safeguards for customer records and information. These safeguards are intended to:

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

In 2002, the Federal Reserve adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively amends Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the GLB.

The USA Patriot Act

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state-chartered banks:

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

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on MPB’s results of operations. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on MPB’s financial condition and results of operations.

MPB Is Subject To Lending Risk

As of December 31, 2007, approximately 76.5% of MPB’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because MPB’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on MPB’s financial condition and results of operations.

MPB’s Allowance For Possible Loan and Lease Losses May Be Insufficient

MPB maintains an allowance for possible loan and lease losses, which is a reserve established through provisions for possible losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan and lease losses inherently involves a high degree of subjectivity and requires MPB to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of MPB’s control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review MPB’s and may require an increase in the provision for possible loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance, MPB will need additional provisions to increase the allowance for possible loan and lease losses. Any increases in the allowance will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on MPB’s financial condition and results of operations.

Competition from other financial institutions may adversely affect MPB’s profitability

MPB’s banking subsidiary faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates they may charge on these loans.

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

MPB’s banking subsidiary also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations, which may offer more favorable terms. Some of its non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over MPB’s banking subsidiary in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share and adversely affect its earnings and financial condition.

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

MPB May Not Be Able To Attract and Retain Skilled People

MPB’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by MPB can be intense and MPB may not be able to hire people or to retain them. The unexpected loss of services of one or more of MPB’s key personnel could have a material adverse impact on MPB’s business because of their skills, knowledge of MPB’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Other than Mr. Dakey’s Employment Agreement, MPB does not currently have employment agreements or non-competition agreements with any of its other senior officers.

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

Like other bank holding companies and financial institutions, MPB must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, MPB is required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions, which fail to comply with these laws or make required reports.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

With the exception of the Market Square and Halifax Offices, the Bank owns its main office, branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank’s main office and all branch offices are located in Pennsylvania. The table below sets forth the location of each of the Bank’s properties.

Office and Address	Description of Property
Main Office 349 Union Street Millersburg, PA 17061	Main Bank Office

Elizabethville Branch Office 4642 State Route 209 Elizabethville, PA 17023	Branch Bank

Dalmatia Branch Office School House Road Dalmatia, PA 17017	Branch Bank

Halifax Branch Office Halifax Shopping Center 3763 Peters Mountain Road Halifax, PA 17032	Branch Bank

Carlisle Pike Branch Office 4622 Carlisle Pike Mechanicsburg, PA 17050	Branch Bank

Harrisburg Branch Office 4098 Derry Street Harrisburg, PA 17111	Branch Bank

Harrisburg Branch Office 2615 North Front Street Harrisburg, PA 17110	Branch Bank

Tower City Branch Office 545 East Grand Avenue Tower City, PA 17980	Branch Bank

Dauphin Branch Office 1001 Peters Mountain Road Dauphin, PA 17018	Branch Bank

Miners-Lykens Branch Office 550 Main Street Lykens, PA 17048	Branch Bank

Allentown Boulevard Office 5500 Allentown Boulevard Harrisburg, PA 17112	Branch Bank

Market Square Office 17 N. Second Street Harrisburg, PA 17101	Branch Bank

Steelton Office 51 South Front Street Steelton, PA 17113	Branch Bank

Middletown Office 1100 Spring Garden Drive Middletown, PA 17057	Branch Bank

Camp Hill Office 2101 Market Street Camp Hill, PA 17011	Branch Bank

All of these properties are in good condition and are deemed by management to be adequate for the bank’s purposes.

ITEM 3.	LEGAL PROCEEDINGS.

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

The information required by this Item 5, regarding market value, dividend payments, number of shareholders, and stock performance graph is set forth on pages 2 and 41 of MPB’s 2007 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

As of February 15, 2008, there were approximately 1,067 shareholders of record of MPB’s common stock.

A dividend of $0.20 per share was paid during each quarter of 2007.

Issuer Purchases of Equity Securities

In September 2005, MPB announced a plan to repurchase shares of its outstanding common stock up to a total of 250,000 shares. The Board of Directors authorized repurchase from time to time at prevailing market prices in open market or in privately negotiated transactions as, in management’s sole opinion, market conditions warrant and based on stock availability, price and MPB’s financial performance. As of December 31, 2007, there was a maximum of 225,133 additional shares available for purchases under this program.

The following table sets forth a summary of the purchases by MPB on the open market, of its equity securities for the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Dollar Value of Shares Purchased Under Program
October 1-31, 2007	452	$26.50	$11,978.00
November 1-30, 2007	2,159	24.87	53,689.17
December 1-31, 2007	1,538	25.45	39,140.65

Quarterly Totals	4,149	$25.26	$104,974.90

MPB does not maintain any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this Item is set forth on pages 40-41 of MPB’s 2007 Annual Report to Shareholders, which page is included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in MPB’s 2007 Annual Report to Shareholders as incorporated by reference to Exhibit 13, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MPB to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

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

The information required by this Item is set forth on pages 26-41 of MPB’s 2007 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this Item is set forth on pages 36-39 of MPB’s 2007 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth on pages 5-25 of MPB’s 2007 Annual Report to Shareholders, which pages are included at Exhibit 13 hereto, and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

MPB carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, MPB’s disclosure controls and procedures are effective in timely alerting them to material information relating to MPB (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There have been no material changes in MPB’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, MPB’s internal control over financial reporting.

Mid Penn Bancorp, Inc. Management Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a and 15(d) — 15(f) under the Exchange Act of 1934 (“1934 Act”). The corporation’s internal control over financial reporting includes those policies and procedures that pertain to the corporation’s ability to record, process, summarize, and report reliable financial data. All internal control systems have inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that MPB’s internal control over financial reporting, as of December 31, 2007, is effective based on the criteria set forth by COSO in Internal Control—Integrated Framework .

Parente Randolph, LLC, independent registered public accounting firm that audited MPB’s financial statements, has issued an audit report on the effectiveness of the corporation’s internal control over financial reporting as of December 31, 2007.

Alan W. Dakey	Kevin W. Laudenslager
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mid Penn Bancorp, Inc.:

We have audited Mid Penn Bancorp, Inc. and Subsidiaries’ (collectively, the “Corporation”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mid Penn Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and related consolidated statements of income, stockholders’ equity, and cash flows of Mid Penn Bancorp, Inc. and Subsidiaries and our report dated February 29, 2008 expressed an unqualified opinion.

Williamsport, Pennsylvania

February 29, 2008

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Compliance with Section 16(a) Reporting”, “Audit Committee Report”, and “Governance of the Corporation” in MPB’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Election of Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of MPB’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item, relating to beneficial ownership of MPB’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of MPB’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders, which pages are incorporated herein by reference. MPB does not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of MPB’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item, relating to the fees and services provided by MPB’s principal accountant, is set forth under the caption “Audit Committee Report” of MPB’s definitive proxy statement to be used in connection with the 2008 Annual Meeting of Shareholders, which page is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial statements are incorporated by reference in Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statement of Cash Flows

Consolidated Statement of Stockholders’ Equity

Notes to Consolidated Financial Statements

	2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

	3.	The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

		3(i)	The Registrant’s Articles of Incorporation.

		3(ii)	The Registrant’s By-laws.

		10.1	Mid Penn Bank’s Profit Sharing Retirement Plan.

		10.2	Mid Penn Bank’s Employee Stock Ownership Plan.

		10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005)

10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

10.5	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.6	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.7	Executive Employment Agreement between Mid Penn Bank and Alan W. Dakey dated as of August 31, 2007. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007)

11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s 2007 Annual Report to Shareholders.)

12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2007 Annual Report to Shareholders.)

13	Excerpts from Registrant’s 2007 Annual Report to Shareholders.

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, LLC, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Alan W. Dakey
Alan W. Dakey
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Alan W. Dakey	February 29, 2008
Alan W. Dakey
President, Chief Executive Officer and Director
(Principal executive officer)

By:	/s/ Kevin W. Laudenslager	February 29, 2008
Kevin W. Laudenslager
Treasurer (Principal Financial and Principal Accounting Officer)

By:	/s/ Jere M. Coxon	February 29, 2008
Jere M. Coxon, Director

By:	/s/ Matthew G. DeSoto	February 29, 2008
Matthew G. DeSoto, Director

By:	/s/ A. James Durica	February 29, 2008
A. James Durica, Director

By:	/s/ Robert C. Grubic	February 29, 2008
Robert C. Grubic, Director

By:	/s/ Gregory M. Kerwin	February 29, 2008
Gregory M. Kerwin, Director

By:	/s/ Theodore W. Mowery	February 29, 2008
Theodore W. Mowery, Director

By:	/s/ Donald E. Sauve	February 29, 2008
Donald E. Sauve, Director

By:	/s/ Edwin D. Schlegel	February 29, 2008
Edwin D. Schlegel, Director

By:	/s/ Guy J. Snyder, Jr.	February 29, 2008
Guy J. Snyder, Director

By:	/s/ William A. Specht, III	February 29, 2008
William A. Specht, Director

EXHIBIT INDEX

3(i)	The Registrant’s Articles of Incorporation.

3(ii)	The Registrant’s By-laws.

10.1	Mid Penn Bank’s Profit Sharing Retirement Plan.

10.2	Mid Penn Bank’s Employee Stock Ownership Plan.

10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005)

10.4	Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

10.5	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.6	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.7	Executive Employment Agreement between Mid Penn Bank and Alan W. Dakey dated as of August 31, 2007. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007)

11	Statement re: Computation of Per Share Earnings. (Included herein at Exhibit 13, at page 6 of Registrant’s 2007 Annual Report to Shareholders.)

12	Statements re: Computation of Ratios. (Included herein at Exhibit 13, at page 40 of Registrant’s 2007 Annual Report to Shareholders.)

13	Excerpts from Registrant’s 2007 Annual Report to Shareholders.

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, LLC, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.