Form 10-Q
period 2008-03-31
MID PENN BANCORP INC
filed 2008-05-08
CIK 879635

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    Form 10-Q
                                -----------------

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008


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

                                [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

            [ ] Large accelerated      [X] Accelerated
            [ ] Non-accelerated        [ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                [ ] Yes [X] No

Indicate the number of shares outstanding of each of the classes of common stock, as of the latest practical date.

3,486,095 shares of Common Stock, $1.00 par value per share, were outstanding as of May 1, 2008.

================================================================================

                                     PART I
                             MID PENN BANCORP, INC.

ITEM I:  FINANCIAL STATEMENTS

                             MID PENN BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     MAR. 31       DEC. 31
                                                      2008          2007
                                                   ---------     ---------
                                                  (UNAUDITED)    (AUDITED)
ASSETS:
   Cash and due from banks                         $   9,663     $  10,599
   Interest-bearing balances                          61,061        46,830
   Available-for-sale securities                      55,945        54,072
   Federal funds sold                                      0             0
   Loans                                             389,178       377,128
     Less,
        Allowance for loan and lease losses            4,867         4,790
                                                   ---------     ---------
              Net loans                              384,311       372,338
                                                   ---------     ---------

   Bank premises and equip't, net                     10,746        10,638
   Foreclosed assets held for sale                       445           529
   Accrued interest receivable                         2,645         2,818
   Goodwill                                            1,016         1,016
   Core deposit intangible, net                          346           362
   Cash surrender value of life insurance              7,023         6,961
   Deferred income taxes                               1,933         2,053
   Other assets                                          840         1,541
                                                   ---------     ---------
              Total Assets                           535,974       509,757
                                                   =========     =========

LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
   Non-interest Bearing Demand                        48,473        46,478
   Interest Bearing Demand                            36,848        36,627
   Money Market                                       68,434        62,596
   Savings                                            25,256        24,844
   Time                                              227,195       202,272
                                                   ---------     ---------
              Total deposits                         406,206       372,817
                                                   ---------     ---------

  Short-term borrowings                               37,828        37,349
  Accrued interest payable                             2,737         1,990
  Other liabilities                                    3,069         2,576
  Long-term debt                                      45,343        54,581
                                                   ---------     ---------
              Total Liabilities                      495,183       469,313
                                                   ---------     ---------

STOCKHOLDERS' EQUITY:
   Common stock, par value $1 per share;
    authorized 10,000,000 shares; issued
    3,533,340 shares at March 31, 2008
    and December 31, 2007                              3,533         3,533
   Additional paid-in capital                         31,107        31,107
   Retained earnings                                   6,859         6,660
   Accumulated other comprehensive inc (loss)            519           284
   Treasury Stock, at cost  (47,084 and 43,706
     shares at Mar. 31, 2008 and Dec. 31, 2007)       (1,227)       (1,140)
                                                   ---------     ---------

             Total Stockholders' Equity               40,791        40,444
                                                   ---------     ---------
              Total Liabilities & Equity             535,974       509,757
                                                   =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             MID PENN BANCORP, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                (Unaudited; In thousands, except per share data)

                                                         FOR THE QUARTER ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                          2008          2007
                                                       ----------    ----------
INTEREST INCOME:
  Interest & fees on loans                             $    6,777    $    6,414
  Int.-bearing balances                                       672           626
  Treas. & Agency securities                                  232           260
  Municipal securities                                        345           329
  Other securities                                             51            52
  Fed funds sold and repos                                      0            24
                                                       ----------    ----------
       Total Int. Income                                    8,077         7,705
                                                       ----------    ----------

INTEREST EXPENSE:
  Deposits                                                  2,987         2,799
  Short-term borrowings                                       262           199
  Long-term borrowings                                        628           729
                                                       ----------    ----------
       Total Int. Expense                                   3,877         3,727
                                                       ----------    ----------
       Net Int. Income                                      4,200         3,978

PROVISION FOR LOAN AND LEASE LOSSES                           100            75
                                                       ----------    ----------
  Net Int. Inc. after Prov. for Loan & Lease Losses         4,100         3,903
                                                       ----------    ----------

NON-INTEREST INCOME:
  Trust dept                                                   67            81
  Service chgs. on deposits                                   408           366
  Investment securities
    Gains(losses), net                                          0             0
  Increase in cash surrndr value of life insurance             62            70
  Mortgage banking income                                      39            35
  Income from sale of other real estate                         0             0
  ATM/Debit card income                                       115            99
  Financial Network                                            40            34
  Merchant Services                                            25            21
  Safety deposit rental income                                 26            23
  Other                                                       112           108
                                                       ----------    ----------
  Total Non-Interest Income                                   894           837
                                                       ----------    ----------

NON-INTEREST EXPENSE:
  Salaries and benefits                                     1,817         1,723
  Occupancy, net                                              288           216
  Equipment                                                   318           265
  PA Bank Shares tax                                           92            82
  Legal and professional expense                              175           189
  Marketing and advertising expense                            78            84
  ATM/Debit card processing expense                            41            44
  Director fees and benefits expense                           76            80
  Computer expense                                            138           148
  Stationary and supplies                                      72            62
  Trust department expense                                     11            16
  Postage expense                                              39            43
  Leasing department expense                                   14            12
  Meals, travel, and lodging expense                           25            23
  Donations expense                                            15            33
  Internet banking expense                                     14            12
  Courier expense                                              30            26
  Insurance expense                                            16            17
  Merchant services expense                                    13             3
  Core deposit intangible expense                              33            33
  Dues and subscriptions expense                               17            13
  Ongoing education expense                                    17            15
  Service charge expense                                       22            22
  Credit report expense                                        14            12
  Other                                                        69           118
                                                       ----------    ----------
       Tot. Non-int. Exp                                    3,444         3,291
                                                       ----------    ----------
  Income before income tax provision                        1,550         1,449

INCOME TAX PROVISION                                          377           365
                                                       ----------    ----------

       NET INCOME                                      $    1,173    $    1,084
                                                       ==========    ==========

NET INCOME PER SHARE                                   $     0.34    $     0.31
                                                       ==========    ==========

DIVIDENDS PER SHARE                                    $     0.20    $     0.20
                                                       ==========    ==========

Weighted Average No. of
  Shares Outstanding                                    3,488,826     3,508,721

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MID PENN BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Unaudited; Dollars in thousands)


                                                     FOR THE QUARTER ENDED
                                                           MARCH 31,
                                                      ------------------
                                                        2008       2007
                                                      -------    -------
Operating Activities:
  Net Income                                          $ 1,173    $ 1,084
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Provision for loan & lease losses                       100         75
  Depreciation                                            210        185
  Incr. in cash-surr. value of life insurance             -62        -69
  Investment securities gains, net                          0          0
  Amortization                                             16         33
  (Gain) loss on sale/disposal of bank
    premises and equipment                                  0          0
  Loss (gain) on the sale of foreclosed
    assets                                                 32          9
  Change in deferred income taxes                           0         93
  Change in accrued interest receivable                   173        117
  Change in other assets                                  701       -653
  Change in accrued interest payable                      747        556
  Change in other liabilities                             217        257
                                                      -------    -------
            Net cash provided by
            operating activities                        3,307      1,687
                                                      -------    -------
Investing Activities:
  Net (incr)decr in int-bearing balances              -14,231       -322
  Net increase in federal funds sold                        0     -3,750
  Proceeds from sale of securities                          0          0
  Proceeds from the maturity of secs                    8,344      1,948
  Purchases of investment securities                   -9,862         -5
  Net increase in loans                               -12,073       -678
  Purchases of bank premises & equip't                   -318       -566
  Proceeds from sale of foreclosed assets                  52        124
                                                      -------    -------
            Net cash used in
            investing activities                      -28,088     -3,249
                                                      -------    -------
Financing Activities:
  Net incr. in demand and savings                       8,466      8,257
  Net incr.(decr.) in time deposits                    24,923      7,667
  Net incr.(decr.) in short-term borrowings               479    -16,102
  Long-term debt repayments                           -10,033        -32
  Proceeds from long-term borrowings                      795          0
  Cash dividend paid                                     -698       -668
  Purchase of treasury stock                              -87       -299
                                                      -------    -------
            Net cash provided by(used in)
            financing activities                       23,845     -1,177
                                                      -------    -------
  Net (decr.)incr. in cash & due from banks              -936     -2,739
  Cash & due from banks, beg of period                 10,599      9,498
                                                      -------    -------
  Cash & due from banks, end of period                  9,663      6,759
                                                      =======    =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                         3,130      3,171
  Income taxes paid                                         0          0
Supplemental Noncash Disclosures:
  Loan charge-offs                                         47         84
  Transfers to foreclosed assets held for sale              0          0

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             MID PENN BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The consolidated interim financial statements, with the exception of the consolidated balance sheet as of December 31, 2007, are unaudited and have been prepared according to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-Q. The financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in our opinion, necessary for a fair statement of results for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted according to these rules and regulations. We believe, however, that the disclosures are adequate so that the information is not misleading. You should read these interim financial statements along with the financial statements including the notes included in the Corporation's most recent Form 10-K.

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

5. Short-term borrowings as of March 31, 2008, and December 31, 2007, consisted of:

(Dollars in thousands)
                                    3/31/08     12/31/07
                                    -------     --------
Federal funds purchased             $28,550      $29,600
Repurchase agreements                 8,663        7,156
Treasury, tax and loan note             615          593
                                    -------     --------
                                    $37,828      $37,349
                                    =======      =======

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

6. During the first quarter, Mid Penn Bank ("MPB") entered into one long-term borrowing with the Federal Home Loan Bank of Pittsburgh. It is an amortizing loan for $795,000 with a fixed rate of 3.24%, maturing on March 5, 2013, which was entered into in conjunction with the funding of a specific commercial loan for one of the Bank's borrowers.

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

                             MID PENN BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The components of net periodic benefit costs from these benefit plans are as follows:

                                               THREE MONTHS ENDED MARCH 31:
                                                     (IN THOUSANDS)
                                         PENSION BENEFITS       OTHER BENEFITS
                                          2008       2007       2008       2007
                                         -----      -----      -----      -----
Service cost                             $  12      $  10      $   6      $   6
Interest cost                                9          8         15         15
Expected return on plan assets               0          0          0          0
Amortization of transition obligation        4          4          0          0
Amortization of prior service cost           0          0          5          7
Amortization of net (gain) loss             -1         -2          0          0
                                         -----      -----      -----      -----
     Net periodic benefit cost           $  24      $  20      $  26      $  28
                                         =====      =====      =====      =====


8. Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends. The basic and diluted earnings per share are the same since there are no dilutive shares of securities outstanding.

9. The purpose of reporting comprehensive income (loss) is to report a measure of all changes in the Corporation's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For the Corporation, comprehensive income(loss) includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available- for-sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income
(loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. Other comprehensive income also includes a pension component in accordance with Financial Accounting Standards Board No. 158.

(IN THOUSANDS)                                  THREE MONTHS  ENDED
                                                     MARCH 31:
                                                 2008        2007
                                               --------    --------
Net Income                                     $  1,173    $  1,084
                                               --------    --------
Other comprehensive income(loss):
  Unrealized holding gains (losses)
   on securities arising during the
   period                                           355         -21
  Less:  reclassification
   adjs for losses(gains) included
   in net income                                      0           0
                                               --------    --------
  Net unrealized losses                             355         -21
  Other comprehensive income related to
     the booking of benefits liabilities              0        -311
  Income tax (provision) benefit
   related to other comp.income (loss)             -120         113
                                               --------    --------
  Other comprehensive inc(loss)                     235        -219
                                               --------    --------
       Comprehensive Income                    $  1,408  $      865
                                               ========  ==========

                             MID PENN BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. Effective January 1, 2008, MPB adopted Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States of America and enhances disclosures about fair value measurements. The Bank measures on a recurring basis its available for sale securities portfolio at market value according to SFAS 157. Total available for sale assets were $55,945,000 as of March 31, 2008. These securities, comprising agency and municipal securities, were measured using level 2 inputs. These market values are provided by a third-party securities brokerage firm. Level 2 inputs are inputs other than quoted prices on an active exchange included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include:

          a. Quoted prices for similar assets or liabilities in active markets;

          b. Quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to principal market);

          c. Inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates);

          d. Inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level 1 inputs are those that are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 3 inputs are unobservable inputs based on internal models due to lack of comparable inputs at either level 1 or
2. The Bank did not have any assets or liabilities whose fair values are measured using level 1 or level 3 inputs.

On January 1, 2008, the Company adopted SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The Corporation did not elect the fair value option for any of its financial instruments as of March 31, 2008; and therefore, the adoption of this statement had no effect on the Corporation's financial statements.

On January 1, 2008, the Company adopted Emerging Issues Task Force 06-4, ACCOUNTING FOR DEFERRED COMPENSATION AND POSTRETIREMENT BENEFIT ASPECTS OF ENDORSEMENT SPLIT-DOLLAR LIFE INSURANCE ARRANGEMENTS (EITF 06-4). In accordance with the EITF, the Corporation recorded a liability of approximately $276,000 and adjusted beginning retained earnings as of January 1, 2008 by approximately $276,000.

                             MID PENN BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. The Corporation adopted FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, an interpretation of FASB Statement No. 109 (FIN48) during 2007 and has evaluated its material tax positions as of March 31, 2008. Under the "more-likely-than-not" threshold guidelines, the Corporation believes no significant uncertain tax positions exist, either individually or in the aggregate, that would give rise to the non-recognition of an existing tax benefit. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and recorded as a component of other non-interest expense in the Corporation's consolidated statements of income.

As of March 31, 2008, there were no unrecognized tax benefits that, if recognized, would significantly affect the Corporation's effective tax rate. Also, as of March 31, 2008, there were no penalties and interest recognized in the consolidated statement of income as a result of FIN 48, nor does the Corporation foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the near future.

                             MID PENN BANCORP, INC.
                            MILLERSBURG, PENNSYLVANIA


ITEM 2: MANAGEMENT'S DISCUSSION OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

          o Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

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

The following is Management's Discussion of Consolidated Financial Condition as of March 31, 2008, compared to year-end 2007 and the Results of Operations for the first quarter of 2008 compared to the same period in 2007.

CONSOLIDATED FINANCIAL CONDITION

Total assets as of March 31, 2008, were $535,974,000 compared to $509,757,000 as of December 31, 2007, an increase of 5.1% during the first quarter.

Strong loan demand contributed $11,973,000 in growth of net loans. Management also increased the banks investment in interest-bearing balances (short-term, jumbo certificates of deposit at other financial institutions) by $14,231,000 ahead of the decreases in short-term interest rates.

The growth in assets was funded by an increase in total deposits of $33,389,000 during the quarter. Deposit growth was spurred with a special rate, thirteen-month term, certificate of deposit offer during the quarter. Consequently, time deposits grew by $24,923,000 during the quarter. Of this growth, an increase of $9.7 million represents the time deposits of one municipality. In addition to the growth in time deposits, all categories of deposits increased in balances during the quarter. Money market balances increased by $5.8 million and demand deposits increased by nearly $2 million.

The deposit growth also allowed the Bank to reduce long-term borrowings by not having to replace a $10 million FHLB borrowing that came due during the quarter. Short-term borrowings remain at a high level as the Bank is able to take advantage of decreasing short-term interest rates. Management plans on replacing some of the short-term borrowings with long-term borrowings to ladder the maturities.

As of March 31, 2008, the Bank's capital ratios are well in excess of the minimum and well-capitalized guidelines. In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. To date, 28,028 shares have been repurchased at an average price of $24.56 per share. During the first quarter of 2008, 3,378 shares were repurchased at an average price of $25.47.

RESULTS OF OPERATIONS

Net income for the first quarter of 2008 was $1,173,000, compared with $1,084,000 earned in the same quarter of 2007, an increase of 8.2%. The increase is primarily attributable to the larger base of earning assets during the first quarter of 2008, which allowed MPB to grow net interest income. Net income per share for the first quarter of 2008 and 2007 was $.34 and $.31, respectively, or an increase of 9.7%. Net income as a percentage of stockholders' equity, also known as return on equity, (ROE), was 11.6% on an annualized basis for the first quarter of 2008 as compared to 11.1% for the same period in 2007.

Net interest income increased due to a larger base of earning assets as compared to the first quarter of 2007. Net interest income of $4,200,000 for the quarter ended March 31, 2008, increased by 5.6% compared to the $3,978,000 earned in the same quarter of 2007.

The following tables illustrate MPB's net interest margin on a taxable equivalent basis for both the year ended 2007 and the three months ended March 31, 2008, annualized. The margin for 2007 was 3.68%. The margin has decreased slightly to 3.62% for the quarter ended March 31, 2008. A major factor in this decrease was the deposit special during the quarter; however, this deposit special was very effective at bringing in deposits to the bank including funds that had moved to a competitor, in the midst of a merger, offering aggressive rates during 2007.

TABLE 1: AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

INCOME AND RATES ON A TAXABLE EQUIVALENT BASIS
FOR THREE MONTHS ENDED MARCH 31, 2008

                                                                           ANNUALIZED
 (DOLLARS IN THOUSANDS)                                    AVERAGE      INTEREST INCOME      AVERAGE RATES
                                                           BALANCE          /EXPENSE          EARNED/PAID
                                                        -----------       -----------         -----------
ASSETS:
              Interest Bearing Balances                 $    54,495             2,692              4.94%
              Investment Securities:
                Taxable                                      25,402             1,132              4.46%
                Tax-Exempt                                   30,253             2,092              6.92%
                                                        -----------
              Total Investment Securities                    55,655
              Federal Funds Sold                                  0                 0              0.00%
              Loans, Net                                    379,342            27,336              7.21%
                                                        -----------        ----------
              Total Earning Assets                          489,492            33,252              6.79%
                                                        -----------        ----------
              Cash and Due from Banks                         8,024
              Other Assets                                   25,673
                                                        -----------
                   Total Assets                         $   523,189
                                                        ===========

 LIABILITIES & STOCKHOLDERS' EQUITY:
              Interest Bearing Deposits:
                NOW                                     $    36,240               152              0.42%
                Money Market                                 65,687             1,620              2.47%
                Savings                                      25,148                68              0.27%
                Time                                        224,203            10,108              4.51%
              Short-term Borrowings                          32,177             1,048              3.26%
              Long-term Debt                                 48,493             2,512              5.18%
                                                        -----------        ----------
              Total Interest Bearing Liabilities            431,948            15,508              3.59%
                                                                           ----------
              Demand Deposits                                45,394
              Other Liabilities                               5,638
              Stockholders' Equity                           40,209
                                                        -----------
                   Total Liabilities and
                     Stockholders' Equity               $   523,189
                                                        ===========

 Net Interest Income (on a taxable equivalent basis)                       $   17,744
                                                                           ==========
 Net Yield on Interest Earning Assets:
     Total Yield on Earning Assets                                                                 6.79%
     Rate on Supporting Liabilities                                                                3.17%
     Average Interest Spread                                                                       3.20%

     Net Interest Margin                                                                           3.62%

TABLE 1: AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

INCOME AND RATES ON A TAXABLE EQUIVALENT BASIS
FOR TWELVE MONTHS ENDED DECEMBER 31, 2007


                                                                         ANNUALIZED
 (DOLLARS IN THOUSANDS)                                  AVERAGE      INTEREST INCOME      AVERAGE RATES
                                                         BALANCE          /EXPENSE          EARNED/PAID
                                                      -----------        ----------        -------------
 ASSETS:
             Interest Bearing Balances                $    46,900               2,546              5.43%
             Investment Securities:
               Taxable                                     25,043               1,150              4.59%
               Tax-Exempt                                  29,726               2,062              6.94%
                                                      -----------
             Total Investment Securities                   54,769

             Federal Funds Sold                               624                  33              5.29%
             Loans, Net                                   361,324              26,592              7.36%
                                                      -----------         -----------
             Total Earning Assets                         463,617              32,383              6.99%
                                                                          -----------
             Cash and Due from Banks                        7,559
             Other Assets                                  25,012
                                                      -----------
                  Total Assets                        $   496,188
                                                      ===========

 LIABILITIES & STOCKHOLDERS' EQUITY:
             Interest Bearing Deposits:
               NOW                                    $    35,048                 144              0.41%
               Money Market                                63,927               2,208              3.45%
               Savings                                     25,513                  72              0.28%
               Time                                       203,671               9,006              4.42%
             Short-term Borrowings                         22,528               1,049              4.66%
             Long-term Debt                                56,908               2,860              5.03%
                                                      -----------         -----------
             Total Interest Bearing Liabilities           407,595              15,339              3.76%
                                                                          -----------
             Demand Deposits                               44,021
             Other Liabilities                              5,734
             Stockholders' Equity                          38,838
                                                      -----------
                  Total Liabilities and
                    Stockholders' Equity              $   496,188
                                                      ===========

 Net Interest Income (on a taxable equivalent basis)                      $    17,044
                                                                          ===========
 Net Yield on Interest Earning Assets:
     Total Yield on Earning Assets                                                                 6.99%
     Rate on Supporting Liabilities                                                                3.31%
     Average Interest Spread                                                                       3.23%

     Net Interest Margin                                                                           3.68%


During the first quarter of 2008, MPB analyzed interest rate risk using the Profitstar Asset-Liability Management Model. Using the computerized model, Management reviews interest rate risk on a periodic basis. This analysis includes an earnings scenario whereby interest rates are increased by 200 basis points (2 percentage points) and another whereby they are decreased by 200 basis points. At March 31, 2008, these scenarios were within the policy limits of +/- 15% change in net interest income for the next twelve months; however, actual results could vary significantly from the calculations prepared by management.

Based on Management's analysis of the loan portfolio, the Bank recorded a $100,000 provision for possible loan and lease losses during the first quarter of 2008, compared to a provision of $75,000 made during the first quarter of 2007. The provision was slightly higher in 2008 due to greater growth in the loan portfolio compared with the same quarter of 2007. On a quarterly basis, senior management reviews potentially unsound loans taking into consideration judgments regarding risk of loss, economic conditions, trends and other factors in determining a reasonable allowance at the end of the period. A portion of the allowance for loan and lease losses is based on applying historical loss ratios to the existing loan portfolio.

Non-interest income amounted to $894,000 for the first quarter of 2008 compared to $837,000 earned during the same quarter of 2007. A significant contribution to non-interest income continues to be insufficient fund (NSF) fee income. NSF fee income contributed approximately $336,000 during the first quarter of 2008 and $298,000 during the first quarter of 2007. Another factor in the increase in non-interest income is the continued increase in ATM/debit card usage, which generated $115,000 in gross income during the quarter compared to $99,000 during the same quarter of 2007.

Non-interest expense amounted to $3,444,000 for the first quarter of 2008 compared to $3,291,000 incurred during the same quarter of 2007, an increase of 4.6%. A major increase in non-interest expense was the $94,000 increase in salary and benefits expense. One factor contributing to this increase is the addition of a full-service office in Camp Hill, Cumberland County, Pennsylvania, opened in September of 2007. In addition, expenses related to occupancy, including network expenses, increased by approximately $125,000 compared to the first quarter of 2007. This increase reflects higher depreciation, taxes and utility (particularly heating) costs as well as the addition of the Bank's Camp Hill office. The Bank is also involved in replacing its main-frame computer system and augmenting its core processing software to increase technological capabilities to both internal users and ultimately expanding delivery options for Bank customers. Computer expense amounted to $138,000 during the quarter. The income tax provision for the quarter reflects a slightly lower effective tax rate than the first quarter of 2007 due to a higher level of tax-exempt securities, loans and leases in 2008.

LIQUIDITY

MPB's objective is to maintain adequate liquidity while managing return and interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding corporate operations. Sources of liquidity include interest-bearing balances, maturing investment securities, borrowings, payments received on loans, and increases in deposit liabilities.

Funds generated from operations were a major source of funds during the quarter. Another significant source of funds came from the net increase in deposits during the first quarter, which generated over $33.3 million in funds. The majority of this increase is attributable to a promotional deposit offer during the quarter. These funds were used to fund the net increase in loans of $12 million, the net increase in interest-bearing balances of $14 million, and to pay off a matured borrowing of $10 million.

CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Total non-performing assets were $7,513,000, representing 1.40% of total assets at March 31, 2008, compared to $7,343,000, or 1.44% of total assets, at December 31, 2007. These levels of non-performing assets are high for MPB and reflect the general economic weakness. MPB did not participate in any subprime mortgage lending.

The allowance for loan losses at March 31, 2008, was $4,867,000 or 1.25% of loans, net of unearned interest, as compared to $4,790,000 or 1.27% of loans, net of unearned interest, at December 31, 2007. While total non-performing loans increased slightly during the quarter, the financial position of one large commercial borrower improved, allowing the Bank to reduce its expected exposure in this relationship. The upgrading of this particular relationship contributed to the ..02% decrease in the allowance-to-loan ratio.

Based upon the ongoing analysis of MPB's loan portfolio by the loan review department, the latest quarterly analysis of potentially unsound loans and non-performing assets,
Management considers the Allowance for Loan and Lease Losses to be adequate to absorb any reasonably foreseeable loan and lease losses.

                                                 THREE MOS.       YEAR
                                                   ENDED          ENDED
                                                  MAR. 31,       DEC. 31,
                                                    2008           2007
                                                 ---------      ---------
Non-Performing Assets:
     Non-accrual loans                               5,396          4,317
     Past due 90 days or more                        1,672          2,439
     Restructured loans                                  0              0
                                                 ---------      ---------
     Total non-performing loans                      7,068          6,756
     Other real estate                                 445            587
                                                 ---------      ---------
              Total                                  7,513          7,343
                                                 =========      =========
     Percentage of total loans outstanding            1.93%          1.94%
     Percentage of total assets                       1.40%          1.44%

Analysis of the Allowance for Loan Losses:
     Balance beginning of period                     4,790          4,187

     Loans charged off:

     Commercial real estate, construction
      and land development                               0              0
     Commercial, industrial and agricultural             0            100
     Real estate - residential mortgage                  0              0
     Consumer                                           47            231
     Leases                                              0            129
                                                 ---------      ---------
              Total loans charged off                   47            460
                                                 ---------      ---------
Recoveries of loans previously charged off:

     Commercial real estate, construction
      and land development                               0              0
     Commercial, industrial and agricultural            13              5
     Real estate - residential mortgage                  0              0
     Consumer                                           11             49
     Leases                                              0             84
                                                 ---------      ---------
              Total recoveries                          24            138
                                                 ---------      ---------
       Net (charge-offs) recoveries                    -23           -322
                                                 ---------      ---------
       Current period provision for
                  loan losses                          100            925
                                                 ---------      ---------
       Balance end of period                         4,867          4,790
                                                 =========      =========

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS No. 157"), to establish a consistent framework for measuring fair value and expand disclosures on fair value measurements. The provisions of SFAS No. 157 are effective beginning in 2008 and affect the Company's disclosures of information regarding fair values of financial instruments, but do not have a material effect on the Company's financial statements. The disclosures required by SFAS No. 157 are presented in Note 10 to the consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). SFASS No. 159 permits entities to choose to measure many financial instruments at fair value that are not required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (the Company's 2008 fiscal year). The Company has not elected to measure any financial instruments at fair value (other than instruments that were measured at fair value prior to SFAS No. 159), and therefore SFAS No. 159 has not affected the Company's financial statements.

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

No material changes in the market risk strategy occurred during the current period. No material changes have been noted in the Corporation's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2007.

ITEM 4:  CONTROLS AND PROCEDURES:

Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Corporation updated its evaluation, under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the corporation's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 Rule 13a-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

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

Item 1A. Risk Factors - There are no material changes from the risk factors as previously disclosed in the Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp common stock. Through March 31, 2008, 28,028 shares have been repurchased at an average price of $24.56 per share. During the first quarter of 2008, 3,378 shares were repurchased at an average price of $25.47.

Issuer Purchases of Equity Securities During the Quarter:

------------------------------------------------------------------------------------------
                TOTAL                           CUMULATIVE
PERIOD          NUMBER OF                       NUMBER OF SHARES    MAXIMUM NUMBER OF
                SHARES         AVERAGE PRICE    PURCHASED AS        SHARES THAT MAY YET BE
PERIOD          PURCHASED      PAID PER SHARE   PART OF PLAN        PURCHASED UNDER PLAN
------------------------------------------------------------------------------------------
  January-08          217           $26.90           24,867                 225,133
------------------------------------------------------------------------------------------
 February-08          260           $25.07           25,127                 224,873
------------------------------------------------------------------------------------------
    March-08        2,901           $25.40           28,028                 221,972
------------------------------------------------------------------------------------------
 Total              3,378           $25.47           28,028                 221,972
------------------------------------------------------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NOTHING TO REPORT

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOTHING TO REPORT

ITEM 5.  OTHER INFORMATION - NOTHING TO REPORT

ITEM 6.  EXHIBITS -

3(i) The Registrant's Articles of Incorporation. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the SEC on March 10, 2008.)

3(ii) The Registrant's By-laws. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the SEC on March 10, 2008.)

10.1 Mid Penn Bank's Profit Sharing Retirement Plan. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the SEC on March 10, 2008.)

10.2 Mid Penn Bank's Employee Stock Ownership Plan. (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the SEC on March 10, 2008.)

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

10.5 Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.)

10.6 Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust (Incorporated by reference to Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.)

10.7 Executive Employment Agreement between Mid Penn Bank and Alan W. Dakey dated as of August 31, 2007. (Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.)

10.8 Key Executive Management Change of Control between Mid Penn Bancorp, Inc. and Kevin W. Laudenslager dated as of April 1, 2008. (Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2008.)

10.9     Revised Directors' Retirement Plan

11.1 Statement regarding the computation of Per Share Earnings (Included in body of 10-Q)

31.1     Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1     Chief Executive Officer's ss.1350 Certification.

32.2     Chief Financial Officer's ss.1350 Certification

                                   SIGNITURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MID PENN BANCORP, INC.
                                        Registrant



/s/ Alan W. Dakey                       /s/ Kevin W. Laudenslager
By: Alan W. Dakey                       By: Kevin W. Laudenslager
President & CEO                         Treasurer
Date:  May 5, 2008                      Date:  May 5, 2008