Form 10-Q
period 2008-06-30
MID PENN BANCORP INC
filed 2008-08-06
CIK 879635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ______________

      Commission file number   001-13677

                             MID PENN BANCORP, INC.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

             Pennsylvania                                   25-1666413
             ------------                                   ----------
    (State or Other Jurisdiction of              (I.R.S. Employer Identification
    Incorporation or Organization)                           Number)

            349 Union Street
        Millersburg, Pennsylvania                             17061
        -------------------------                             -----
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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

As of August 1, 2008, there were 3,479,780 shares of the registrant's common stock outstanding, par value $1.00 per share.

                             MID PENN BANCORP, INC.
                                      INDEX

                                                                                                PAGE
                                                                                              -------
PART I - FINANCIAL INFORMATION
         ---------------------

   Item 1 -         Financial Statements (Unaudited)
                    Consolidated Balance Sheets............................................         1
                    Consolidated Statements of Income......................................    2 -  3
                    Consolidated Statements of Cash Flows..................................    4 -  5
                    Notes to Consolidated Financial Statements.............................    5 - 10
   Item 2 -         Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................   11 - 19
   Item 3 -         Quantitative and Qualitative Disclosures about Market Risk.............        19
   Item 4 -         Controls and Procedures................................................        20

PART II - OTHER INFORMATION
          -----------------

   Item 1 -         Legal Proceedings .....................................................        20
   Item 1A -        Risk Factors...........................................................        20
   Item 2 -         Unregistered Sales of Equity Securities and Use of Proceeds............        20
   Item 3 -         Defaults upon Senior Securities........................................        20
   Item 4 -         Submission of Matters to a Vote of Security Holders....................        21
   Item 5 -         Other Information......................................................        21
   Item 6 -         Exhibits...............................................................   21 - 22

   Signature Page..........................................................................        23

   Exhibit 31.1 -   Certification of Principal Executive Officer Pursuant to Exchange
                    Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the
                    Sarbanes-Oxley Act of 2002.............................................        24

   Exhibit 31.2 -   Certification of Principal Financial Officer Pursuant to Exchange
                    Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the
                    Sarbanes-Oxley Act of 2002.............................................        25

   Exhibit 32 -     Certification of Principal Executive Officer and Principal Financial
                    Officer Pursuant to 18 U.S.C. Section 1350 as Added by Section
                    906 of the Sarbanes-Oxley Act of 2002..................................        26

UNLESS THE CONTEXT OTHERWISE REQUIRES, THE TERMS "MID PENN," "WE," "US," AND "OUR" REFER TO MID PENN BANCORP, INC. AND ITS CONSOLIDATED SUBSIDIARIES.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MID PENN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)                        June 30, 2008   December 31, 2007
                                                                     -------------   -----------------
                                                                      (Unaudited)        (Audited)
ASSETS
   Cash and due from banks                                           $      10,667   $          10,599
   Interest-bearing balances with other financial
      institutions                                                          57,742              46,830
   Available-for-sale investment securities                                 49,879              54,072
   Federal funds sold                                                           --                  --
   Loans and leases                                                        402,454             378,741
      Less: Unearned Income                                                 (1,344)             (1,613)
            Allowance for loan and lease losses                             (5,024)             (4,790)
                                                                     -------------   -----------------
               Net loans and leases                                        396,086             372,338
                                                                     -------------   -----------------
   Bank premises and equipment, net                                         10,789              10,638
   Foreclosed assets held for sale                                             495                 529
   Accrued interest receivable                                               2,641               2,818
   Deferred income taxes                                                     2,374               2,053
   Goodwill                                                                  1,016               1,016
   Core deposit intangible, net                                                330                 362
   Cash surrender value of life insurance                                    7,295               6,961
   Other assets                                                              1,385               1,541
                                                                     -------------   -----------------
                                                      Total Assets   $     540,699   $         509,757
                                                                     =============   =================
LIABILITIES & STOCKHOLDERS' EQUITY
   Deposits:
      Noninterest-bearing demand                                     $      47,525   $          46,478
      Interest-bearing demand                                               37,040              36,627
      Money Market                                                          65,700              62,596
      Savings                                                               25,682              24,844
      Time                                                                 226,603             202,272
                                                                     -------------   -----------------
                                                    Total Deposits         402,550             372,817
   Short-term borrowings                                                    35,809              37,349
   Accrued interest payable                                                  3,003               1,990
   Other liabilities                                                         3,516               2,576
   Long-term debt                                                           55,303              54,581
                                                                     -------------   -----------------
                                                 Total Liabilities         500,181             469,313
   Stockholders' Equity:
      Common stock, par value $1 per share;
         authorized 10,000,000 shares; 3,533,340
         shares issued at June 30, 2008 and
         December 31, 2007, respectively                                     3,533               3,533
      Additional paid-in capital                                            31,107              31,107
      Retained earnings                                                      7,222               6,660
      Accumulated other comprehensive income                                    48                 284
      Treasury stock, at cost (53,560 and 43,706
         shares at June 30, 2008 and December 31,
         2007, respectively)                                                (1,392)             (1,140)
                                                                     -------------   -----------------
                                         Stockholders' Equity, Net          40,518              40,444
                                                                     -------------   -----------------
                        Total Liabilities and Stockholders' Equity   $     540,699   $         509,757
                                                                     =============   =================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MID PENN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)                        Three Months Ended June 30,   Six Months Ended June 30,
                                                                     ---------------------------   -------------------------
                                                                         2008           2007           2008          2007
                                                                     ------------   ------------   -----------   -----------
INTEREST INCOME
   Interest & fees on loans and leases                               $      6,531   $      6,521   $    13,308   $    12,936
   Interest on interest-bearing balances                                      696            631         1,369         1,257
   Interest and dividends on investment
      securities:
      U.S. Treasury and government agencies                                   206            239           437           498
      State and political subdivision
         obligations, tax-exempt                                              318            332           663           660
      Other securities                                                         35             49            86           101
   Interest on federal funds sold and
      securities purchased under agreements to
      resell                                                                   --              8            --            33
                                                                     ---------------------------   -------------------------
                                             Total Interest Income          7,786          7,780        15,863        15,485
                                                                     ---------------------------   -------------------------
INTEREST EXPENSE
   Interest on deposits                                                     2,794          2,893         5,781         5,692
   Interest on short-term borrowings                                          163            145           425           344
   Interest on long-term debt                                                 682            728         1,309         1,457
                                                                     ---------------------------   -------------------------
                                            Total Interest Expense          3,639          3,766         7,515         7,493
                                                                     ---------------------------   -------------------------
                                               Net Interest Income          4,147          4,014         8,348         7,992
PROVISION FOR LOAN AND LEASE LOSSES                                           155            125           255           200
                                                                     ---------------------------   -------------------------
Net Interest Income After Provision for Loan
   and Lease Losses                                                         3,992          3,889         8,093         7,792
                                                                     ---------------------------   -------------------------
NONINTEREST INCOME
   Trust department income                                                     68             75           135           156
   Service charges on deposits                                                437            365           845           732
   Investment securities gains (losses), net                                   --             --            --            --
   Income on bank-owned life insurance                                         65             66           127           135
   Mortgage banking income                                                     42             21            81            21
   Other income                                                               289            330           606           650
                                                                     ---------------------------   -------------------------
                                          Total Noninterest Income            901            857         1,794         1,694
                                                                     ---------------------------   -------------------------
NONINTEREST EXPENSE
   Salaries and employee benefits                                           1,794          1,601         3,611         3,324
   Occupancy expense, net                                                     239            222           528           438
   Equipment expense                                                          203            200           426           418
   Pennsylvania Bank Shares tax expense                                        92             82           184           163
   ATM and debit card processing expense                                       70             62           111           109
   Professional fees                                                          156            128           296           240
   Director fees and benefits expense                                          90            100           168           193
   Advertising expense                                                        103            142           182           226
   Computer expense                                                           111             85           249           234
   Stationery and supplies expense                                             55             55           127           117
   Other expenses                                                             560            513         1,035         1,019
                                                                     ---------------------------   -------------------------
                                         Total Noninterest Expense          3,473          3,190         6,917         6,481
                                                                     ---------------------------   -------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                    1,420          1,556         2,970         3,005
   Provision for income taxes                                                 360            377           737           742
                                                                     ---------------------------   -------------------------
                                                        NET INCOME   $      1,060   $      1,179   $     2,233   $     2,263
                                                                     ===========================   =========================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

MID PENN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - CONTINUED

                                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                                     ---------------------------   -------------------------
                                                                         2008           2007           2008          2007
                                                                     ------------   ------------   -----------   -----------
PER SHARE INFORMATION
   Net Income                                                        $       0.30   $       0.34   $      0.64   $      0.65
   Cash Dividends                                                    $       0.20   $       0.20   $      0.40   $      0.40
   Weighted Average Number of Shares Outstanding                        3,484,073      3,496,680     3,486,449     3,502,667

MID PENN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)                                               For the Six Months Ended June 30,
                                                                     ----------------------------------
                                                                          2008               2007
                                                                     ---------------   ----------------
Operating Activities:
   Net Income                                                        $         2,233   $         2,263
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan and lease losses                                     255               200
         Depreciation                                                            411               387
         Amortization of core deposit intangible                                  32                66
         Increase in cash surrender value of life insurance                     (334)             (135)
         Loss on sale of other real estate                                        32                21
         (Gain) on sale of loans                                                  --               (21)
         Deferred income taxes                                                  (199)               93
         Change in accrued interest receivable                                   177                61
         Change in other assets                                                  156              (512)
         Change in accrued interest payable                                    1,013               819
         Change in other liabilities                                             664              (123)
                                                                     ----------------------------------
                         Net Cash Provided By Operating Activities             4,440             3,119
                                                                     ----------------------------------
Investing Activities:
   Net (increase) decrease in interest-bearing balances                      (10,912)              570
   Proceeds from the maturity of investment securities                        14,544             5,306
   Proceeds from the sale of investment securities                                --                --
   Purchases of investment securities                                        (10,709)           (2,071)
   Net increase in loans and leases                                          (24,053)           (5,763)
   Purchases of bank premises and equipment                                     (562)           (1,620)
   Proceeds from sale of foreclosed assets                                        52               137
                                                                     ----------------------------------
                             Net Cash Used In Investing Activities           (31,640)           (3,441)
                                                                     ----------------------------------
Financing Activities:
   Net increase in demand deposits and savings accounts                        5,417             4,760
   Net increase in time deposits                                              24,316             4,375
   Net decrease in short-term borrowings                                      (1,540)           (4,525)
   Cash dividend paid                                                         (1,395)           (1,374)
   Long-term debt repayment                                                  (15,073)           (5,065)
   Purchase of treasury stock                                                   (252)             (385)
   Increase in long-term borrowings                                           15,795                --
                                                                     ----------------------------------
               Net Cash Provided By (Used In) Financing Activities            27,268            (2,214)
                                                                     ----------------------------------
Net increase (decrease) in cash and due from banks                                68            (2,536)
Cash and due from banks, beginning of period                                  10,599             9,498
                                                                     ----------------------------------
Cash and due from banks, end of period                               $        10,667   $         6,962
                                                                     ==================================

MID PENN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED

(Dollars in thousands)                                     For the Six Months Ended June 30,
                                                           ---------------------------------
                                                                2008               2007
                                                           ---------------   ---------------
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                           $         6,502   $         6,674
   Income taxes paid                                       $           870   $           880

Supplemental Noncash Disclosures:
   Loan chargeoffs                                         $            87   $           164
   Transfers to foreclosed assets held for sale            $            50   $            80

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MID PENN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements for 2008 and 2007 include the accounts of Mid Penn Bancorp ("Mid Penn"), its subsidiaries Mid Penn Bank (the "Bank"), Mid Penn Insurance Services, LLC, and Mid Penn Investment Corporation (collectively the "Corporation"). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). We believe the information presented is not misleading and the disclosures are adequate. The financial information included herein, with the exception of the consolidated balance sheet dated December 31, 2007, is unaudited; however, such information reflects all adjustments (consisting only of normal recurring accruals and adjustments) necessary to present fairly our financial position, results of operations and cash flows for the interim periods. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn's Annual Report on Form 10-K for the year ended December 31, 2007, and with Mid Penn's Forms 8-K, that were filed during 2008 with the SEC.

2. USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan and lease losses.

3. SHORT-TERM BORROWINGS

Short-term borrowings as of June 30, 2008, and December 31, 2007 consisted of:
(Dollars in thousands)

                                                      June 30, 2008     December 31, 2007
                                                    -----------------   -----------------
Federal funds purchased                             $          27,000   $          29,600
Securities sold under repurchase agreements                     8,002               7,156
Treasury tax and loan note                                        807                 593
                                                    -----------------   -----------------
                                                    $          35,809   $          37,349
                                                    =================   =================

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

4. LONG-TERM DEBT

During the quarter ended June 30, 2008, Mid Penn Bank entered into three long-term borrowings with the Federal Home Loan Bank of Pittsburgh. The details of these arrangements are as follows:

   Amount            Type           Rate   Maturity
------------   -----------------   -----   ---------
$  5,000,000   Fixed Rate Bullet    4.15%  4/25/2013
$  5,000,000   Fixed Rate Bullet    4.18%   5/1/2015
$  5,000,000   Fixed Rate Bullet    3.90%   5/8/2013

5. DEFINED BENEFIT PLANS

Mid Penn has an unfunded noncontributory defined benefit retirement plan for directors. The plan provides defined benefits based on years of service. Mid Penn also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory. A December 31 measurement date for our plans is used.

The components of net periodic benefit costs from these benefit plans are as follows:

                                                          Six months ended June 30:
                                              -------------------------------------------------
(Dollars in thousands)                           Pension Benefits            Other Benefits
                                              ------------------------  -----------------------
                                                 2008         2007         2008         2007
                                              -----------  -----------  ----------   ----------
Service cost                                  $       24   $       20   $       12   $       12
Interest cost                                         18           16           30           30
Amortization of transition obligation                  8            8           --           --
Amortization of prior service cost                    --           --           10           14
Amortization of net gain                              (2)          (4)          --           --
                                              ------------------------  -----------------------
      Net periodic benefit cost               $       48   $       40   $       52   $       56
                                              ========================  =======================

6. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends and splits. The basic and diluted earnings per share are the same since there are no potentially dilutive securities outstanding.

                                Three Months Ended June 30,    Six Months Ended June 30,
                                ---------------------------   ---------------------------
                                    2008           2007           2008           2007
                                ------------   ------------   ------------   ------------
Net Income                      $  1,060,000   $  1,179,000   $  2,233,000   $  2,263,000
Weighted average number of
   common shares outstanding       3,484,073      3,496,680      3,486,449      3,502,667
                                ---------------------------   ---------------------------
Basic earnings per share        $       0.30   $       0.34   $       0.64   $       0.65
                                ===========================   ===========================

7. COMPREHENSIVE INCOME

The purpose of reporting comprehensive income (loss) is to report a measure of all changes in Mid Penn's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For Mid Penn, comprehensive income (loss) includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available-for-sale securities). Because unrealized gains and losses are part of comprehensive income (loss), comprehensive income (loss) may vary substantially between reporting periods due to fluctuations in the market prices of securities held. Other comprehensive income also includes a pension component in accordance with Financial Accounting Standards Board No. 158. The components of comprehensive income, and the related tax effects, are as follows:

(Dollars in thousands)                                        Three Months Ended June 30,   Six Months Ended June 30,
                                                              ----------------------------  --------------------------
                                                                  2008           2007           2008          2007
                                                              -------------  -------------  ------------  ------------
NET INCOME                                                    $      1,060   $      1,179   $     2,233   $     2,263

OTHER COMPREHENSIVE INCOME (LOSS):
   Unrealized holding gains (losses) on available-for-sale
      investment securities arising during the period                 (713)          (562)         (358)         (583)
   Reclassification adjustment for (gains) losses included
      in net income                                                     --             --            --            --
                                                              ----------------------------  --------------------------
   Other comprehensive income (loss) before
      income tax (provision) benefit                                  (713)          (562)         (358)         (583)

   Amortization of net transition obligation, prior service
      cost, and net actuarial gain included in net
      benefit cost                                                      --             --            --          (311)
   Income tax benefit related to other
      comprehensive income (loss)                                      242            191           122           304
                                                              ----------------------------  --------------------------
      TOTAL OTHER COMPREHENSIVE LOSS                                  (471)          (371)         (236)         (590)
                                                              ----------------------------  --------------------------

         TOTAL COMPREHENSIVE INCOME                           $        589   $        808   $     1,997   $     1,673
                                                              ============================  ==========================

8. GUARANTEES

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral supporting those commitments when deemed necessary by management. Mid Penn had $11,372,000 and $11,480,000 of standby letters of credit outstanding as of June 30, 2008 and December 31, 2007, respectively. The Company does not anticipate any losses as a result of these transactions.

9. SPLIT DOLLAR LIFE INSURANCE POSTRETIREMENT BENEFITS

Effective January 1, 2008, Mid Penn Bank adopted the provisions of Emerging Issues Task Force ("EITF") Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. In adopting EITF 06-4, Mid Penn recorded a cumulative effect adjustment to the balance of retained earnings of $276,000 as of January 1, 2008.

10. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

Effective January 1, 2008, Mid Penn adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," Mid Penn will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

      LEVEL 1 INPUTS - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

      LEVEL 2 INPUTS - Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

      LEVEL 3 INPUTS - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of Mid Penn's financial assets and financial liabilities carried at fair value effective January 1, 2008.

SECURITIES AVAILABLE FOR SALE

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. These valuation services estimate fair value using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. Level 3 inputs are for investment security positions that are not traded in active markets or are subject to transfer restrictions. Such inputs are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

IMPAIRED LOANS

Certain loans are evaluated for impairment using the practical expedients permitted by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", including impaired loans measured at an observable market price (if available), or at the fair value of the loan's collateral (if the loan is collateral dependent). The value of the collateral is determined through appraisals performed by independent licensed appraisers. When the value of the collateral, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Mid Penn considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed and evaluated at least quarterly for additional impairment, and reserves are adjusted accordingly.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

                                                        Fair value measurements at June 30, 2008 using:
                                                 ---------------------------------------------------------------
(Dollars in thousands)          Total carrying   Quoted prices in   Significant other          Significant
                                   value at       active markets    observable inputs      unobservable inputs
Assets:                          June 30, 2008       (Level 1)          (Level 2)               (Level 3)
-----------------------------   --------------   ----------------   -----------------   ------------------------
Securities available for sale   $       49,879                        $      49,879

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

                                                         Fair value measurements at June 30, 2008 using:
                                                 ---------------------------------------------------------------
(Dollars in thousands)          Total carrying   Quoted prices in   Significant other   Significant unobservable
                                   value at       active markets    observable inputs            inputs
Assets:                          June 30, 2008       (Level 1)          (Level 2)               (Level 3)
-----------------------------   --------------   ----------------   -----------------   ------------------------
Impaired Loans                  $        5,272                                              $          5,272

Effective January 1, 2008, Mid Penn adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, guarantees, issued debt and other eligible financial instruments. At June 30, 2008, Mid Penn had made no elections to use fair value as an alternative measurement for selected financial assets and liabilities not previously carried at fair value.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. No. 141(R) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. SFAS 141(R) will impact the Company's accounting for business combinations beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No.51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. Management does not believe that SFAS 160 will have a material impact on Mid Penn's consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption will not be allowed. Management is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not believe that Statement 161 will have a material impact on Mid Penn's consolidated financial position and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion of Consolidated Financial Condition as of June 30, 2008, compared to year-end 2007 and the Results of Operations for the second quarter and the first six months of 2008 compared to the same periods in 2007.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn's Annual Report on Form 10-K for the year ended December 31, 2007, and with Mid Penn's Forms 8-K, that were filed during 2008 with the SEC. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipates," "intend," "plan," "believe," "estimate," and similar expressions are intended to identify such forward-looking statements.

The Corporation's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

      o The effects of future economic conditions on Mid Penn and its customers;

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

      o The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in Mid Penn's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;

      o     Technological changes;

      o     Acquisitions and integration of acquired businesses;

      o The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities; and

      o     Acts of war or terrorism.

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the Securities and Exchange Commission, including Mid Penn's Annual Report on Form 10-K for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES
----------------------------

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan and lease losses may be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and leases and potential problem loans and leases have a significant impact on the overall analysis of the adequacy of the allowance. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company's allowance may also require additional provisions for loan and lease losses. Throughout the remainder of this presentation, the terms "loans" or "loan" refers to both loans and leases.

RESULTS OF OPERATIONS
---------------------

OVERVIEW

Net income was $1,060,000 or $0.30 earnings per share for the quarter ended June 30, 2008, as compared to net income of $1,179,000 or $0.34 earnings per share for the quarter ended June 30, 2007. Net interest income in the second quarter increased from $4,014,000 in 2007 to $4,147,000 in 2008.

Higher personnel and computer expenses offset the increases in service charge income during the quarter as we added additional talent to our staff and as we continue to update our computer systems with a goal of continuing to improve our information technology capabilities.

The provision for loan and lease losses in the second quarter of 2008 was $155,000, as compared to $125,000 in the second quarter of 2007. The increased provision reflects both strong loan growth during the quarter as well as weakening economic conditions.

Net income as a percent of average assets, (return on average assets or "ROA"), and stockholders' equity, (return on average equity or "ROE"), were as follows on an annualized basis:

                              Three Months Ended June 30,   Six Months Ended June 30,
                              ---------------------------   -------------------------
                                  2008           2007           2008           2007
                              ------------   ------------   ------------   ----------
Return on average assets              0.80%          0.96%          0.85%        0.93%
Return on average equity             10.47%         12.18%         11.10%       11.83%
Efficiency ratio                     65.92%         62.55%         64.73%       63.83%

Total assets grew to $540,699,000 at June 30, 2008, from $509,757,000 on
December 31, 2007. This asset growth was boosted by strong loan demand with net loans of $396,086,000 at June 30, 2008 compared to $372,338,000 at year-end, an increase of approximately $24 million.

Deposit growth was also quite strong during the first six months of 2008. Total deposits were $402,550,000 at June 30, 2008, compared to $372,817,000 at
December 31, 2007, an increase of approximately $30 million. This increase in deposits was boosted by a successful special-rate certificate of deposit promotion launched early in 2008.

NET INTEREST INCOME/FUNDING SOURCES

Net interest income, Mid Penn's primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities. Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34%.

AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

Interest rates and interest differential - taxable equivalent basis

                                                                 For the Six Months Ended            For the Six Months Ended
                                                                      June 30, 2008                        June 30, 2007
                                                             --------------------------------   --------------------------------
(Dollars in thousands)                                         Average                            Average
                                                               Balance    Interest   Rate (%)     Balance    Interest   Rate (%)
                                                             ----------   --------   --------   ----------   --------   --------
ASSETS:
   Interest Earning Balances                                 $   57,581   $  1,369       4.78%  $   46,773   $  1,257       5.42%
   Investment Securities:
      Taxable                                                    24,065        523       4.37%      26,097        599       4.63%
      Tax-Exempt                                                 29,091      1,004       6.94%      28,849      1,000       6.99%
                                                             ----------                         ----------
         Total Investment Securities                             53,156                             54,946
                                                             ----------                         ----------
   Federal Funds Sold                                                --         --       0.00%       1,258         33       5.26%
   Loans and Leases, Net:
      Taxable                                                   379,908     13,102       6.94%     351,026     12,709       7.30%
      Tax-Exempt                                                  8,554        312       7.33%       9,117        344       7.61%
                                                             ----------                         ----------
         Total Loans and Leases, Net                            388,462                            360,143
                                                             ---------------------              ---------------------
   Total Earning Assets                                         499,199     16,310       6.57%     463,120     15,942       6.94%
                                                                          --------                           --------
   Cash and Due from Banks                                        7,764                              7,390
   Other Assets                                                  21,568                             20,600
                                                             ----------                         ----------
                                          Total Assets       $  528,531                         $  491,110
                                                             ==========                         ==========
LIABILITIES & STOCKHOLDERS' EQUITY:
   Interest Bearing Deposits:
      NOW                                                    $   36,105         62       0.35%  $   34,411         67       0.39%
      Money Market                                               67,070        713       2.14%      63,612      1,112       3.53%
      Savings                                                    25,635         34       0.27%      26,354         38       0.29%
      Time                                                      224,915      4,972       4.45%     206,214      4,475       4.38%
   Short-term Borrowings                                         32,056        425       2.67%      14,198        344       4.89%
   Long-term Debt                                                50,397      1,309       5.22%      59,238      1,457       4.96%
                                                             ---------------------              ---------------------
   Total Interest Bearing Liabilities                           436,178      7,515       3.46%     404,028      7,493       3.74%
                                                                          --------                           --------
   Demand Deposits                                               45,729                             42,907
   Other Liabilities                                              6,152                              5,609
   Stockholders' Equity                                          40,472                             38,566
                                                             ----------                         ----------
            Total Liabilities and Stockholders' Equity       $  528,531                         $  491,110
                                                             ==========                         ==========
Net Interest Income                                                       $  8,795                           $  8,449
                                                                          ========                           ========
   Net Yield on Interest Earning Assets:
      Total Yield on Earning Assets                                                      6.57%                              6.94%
      Rate on Supporting Liabilities                                                     3.46%                              3.74%
   Average Interest Spread                                                               3.11%                              3.20%
   Net Interest Margin                                                                   3.54%                              3.68%

For the six months ended June 30, 2008, Mid Penn's taxable-equivalent net interest margin declined to 3.54% from 3.68% during the six months ended June 30, 2007, driven primarily by the recent reduction in interest rates and the tightening spread between the yield on earning assets and the cost of supporting liabilities. In spite of this margin compression, net interest income, on a taxable-equivalent basis, in the first six months of 2008 increased to $8,795,000 from $8,449,000 in the first six months of 2007, due to the strong growth in average earning assets, which increased 7.79% from June 30, 2007.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment and deposit products in the Bank's portfolios, may significantly change the estimates used in the simulation models. In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank.

PROVISION FOR LOAN LOSSES

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management's estimate of probable losses in the loan and lease portfolio. Our provision for loan and lease losses is based upon management's quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

During the second quarter of 2008, we continued to experience a challenging operating environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration our increase in nonperforming loans from June 30, 2007. The provision for loan and lease losses was $255,000 for the six months ended June 30, 2008, as compared to $200,000 for the six months ended June 30, 2007. For further discussion of factors affecting the provision for loan and lease losses please see CREDIT QUALITY, CREDIT RISK, AND ALLOWANCE FOR LOAN AND LEASE LOSSES in the Financial Condition section of this Management Discussion and Analysis.

NONINTEREST INCOME

Noninterest income increased by $44,000 or 5.1% during the second quarter of 2008 versus the second quarter of 2007. During the first six months of 2008, Noninterest income increased $100,000 or 5.9% over the same period in 2007. The net increases were a result of increases (decreases) in the following components of Noninterest income:

(Dollars in Thousands)                      Three Months Ended June 30,
                                   --------------------------------------------
                                     2008       2007    $ Variance   % Variance
                                   --------   -------   ----------   ----------
Service charges on deposits        $    437   $   365   $       72         19.7%
Mortgage banking income                  42        21           21        100.0%
Gain on sale of loans                    --        21          (21)      -100.0%
Letter of credit fees                    17        37          (20)       -54.1%

(Dollars in Thousands)                       Six Months Ended June 30,
                                   --------------------------------------------
                                     2008       2007    $ Variance   % Variance
                                   --------   -------   ----------   ----------
Service charges on deposits        $    845   $   732   $      113         15.4%
Mortgage banking income                  81        21           60        285.7%
Gain on sale of loans                    --        21          (21)      -100.0%
Letter of credit fees                    22        62          (40)       -64.5%

The increases in service charges on deposits in both the three-month and six-month periods reflect an increase in Mid Penn's overdraft fee during the first quarter of 2008. The waning letter of credit fees during both periods are a result of the slowing economy and reduced demand for this type of accommodation.

NONINTEREST EXPENSES

Noninterest expenses increased by $283,000 or 8.9% during the second quarter of 2008, versus the same period in 2007. During the first six months of 2008, Noninterest expenses increased $436,000 or 6.7% over the same period in 2007. The net increases were a result of (increases) decreases in the following components of Noninterest expense:

(Dollars in Thousands)                      Three Months Ended June 30,
                                   --------------------------------------------
                                     2008       2007    $ Variance   % Variance
                                   --------   -------   ----------   ----------
Salaries and employee benefits     $  1,794   $ 1,601   $     (193)       -12.1%
Occupancy expense                       239       222          (17)        -7.7%
Advertising expense                     103       142           39         27.5%
Computer expense                        111        85          (26)       -30.6%
Check fraud                              53        17          (36)      -211.8%

(Dollars in Thousands)                       Six Months Ended June 30,
                                   --------------------------------------------
                                     2008       2007    $ Variance   % Variance
                                   --------   -------   ----------   ----------
Salaries and employee benefits     $  3,611   $ 3,324   $     (287)        -8.6%
Occupancy expense                       528       438          (90)       -20.5%
Professional fees                       296       240          (56)       -23.3%
Advertising expense                     182       226           44         19.5%
Computer expense                        249       234          (15)        -6.4%

The increases in Salaries and employee benefits reflect the impact of the current initiative to add talented team members throughout the organization to position Mid Penn for handling current needs and future growth. This is coupled with the increases in computer expenses as we bolster our technological capabilities for future customer and infrastructure needs. Increased occupancy expenses reflect the first full year of operation of our Camp Hill office, opened in September of 2007. Advertising expenses were higher in 2007 due to a branding campaign, which spanned most of the year, as well as the promotion of our relocated Elizabethville Office and the new Camp Hill Office. During the second quarter of 2008, Mid Penn experienced increasing incidents of substantially overdrawn deposit accounts and check fraud resulting in increasing write-offs when compared to the same period in 2007.

FINANCIAL CONDITION
-------------------

INVESTMENT SECURITIES

Securities to be held for indefinite periods of time, but not intended to be held to maturity, are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Company's results of operations.

As of June 30, 2008 and December 31, 2007, all of our investment securities are classified as available-for-sale, with the stratification noted in the table below:

(Dollars in thousands)                                      June 30, 2008          December 31, 2007
                                                       ----------------------   ----------------------
                                                       Amortized                Amortized
                                                         Cost      Fair Value     Cost      Fair Value
                                                       ----------------------   ----------------------
Available-for-sale:
   U.S. Government agencies                            $  13,383   $   13,102   $  12,044   $   12,063
   Mortgage-backed U.S. government agencies                5,278        5,302       6,862        6,858
   State and political subdivision obligations            26,731       27,300      30,437       31,088
   Restricted equity securities                            4,188        4,175       4,072        4,063
                                                       ----------------------   ----------------------
      Total investment securities                      $  49,580   $   49,879   $  53,415   $   54,072
                                                       ======================   ======================

At December 31, 2007, fair value exceeded amortized cost by $657,000 and at June 30, 2008, fair value exceeded amortized cost by $299,000. In shareholders' equity, the balance of accumulated other comprehensive income decreased to $48,000 at June 30, 2008 from $284,000 at December 31, 2007.

CREDIT QUALITY, CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

During the first six months of 2008, we had net charge-offs of $21,000 (primarily related to losses on leases and consumer loans) as compared to net charge-offs of $127,000 during the same period of 2007. We may need to make future adjustments to the allowance, and the provision for loan and lease losses, if economic conditions or loan credit quality differ substantially from the assumptions we used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:

(Dollars in thousands)                                              Six Months Ended   Six Months Ended
                                                                    ----------------   ----------------
                                                                      June 30, 2008      June 30, 2007
                                                                    ----------------   ----------------
Average total loans outstanding (net of unearned income)            $        388,462   $        360,143
Period ending total loans outstanding (net of unearned income)               401,110            364,150

Balance, beginning of period                                        $          4,790   $          4,187

   Loans charged off during period                                               (87)              (164)
   Recoveries of loans previously charged off                                     66                 37
                                                                    ----------------   ----------------
Net chargeoffs                                                                   (21)              (127)
                                                                    ----------------   ----------------

Provision for loan and lease losses                                              255                200
                                                                    ----------------   ----------------
Balance, end of period                                              $          5,024   $          4,260
                                                                    ================   ================

Ratio of net loans charged off to average loans outstanding
   (annualized)                                                                 0.01%              0.07%
Ratio of allowance for loan losses to net loans at end of period                1.25%              1.17%

Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may impact certain borrowers' abilities to comply with their repayment terms. We continue to closely monitor these borrowers' financial strength.

At June 30, 2008, total nonperforming loans amounted to $5,272,000, or 1.31% of loans and leases net of unearned income, as compared to levels of $4,317,000, or 1.14%, at December 31, 2007 and $1,975,000, or .54%, at June 30, 2007.

SCHEDULE OF NONPERFORMING ASSETS:
(Dollars in thousands)

                                                 June 30, 2008   December 31, 2007   June 30, 2007
                                                 -------------   -----------------   -------------
Nonperforming Assets:
   Nonaccrual loans                              $       5,272   $           4,317   $       1,975
   Loans renegotiated with borrowers                        --                  --              --
                                                 -------------   -----------------   -------------
      Total nonperforming loans                          5,272               4,317           1,975

   Foreclosed real estate                                  495                 529              --
   Other repossessed property                                7                  58              68
                                                 -------------   -----------------   -------------
      Total non-performing assets                        5,774               4,904           2,043

   Accruing loans 90 days or more past due                 968               2,439           1,285
                                                 -------------   -----------------   -------------
      Total risk elements                        $       6,742   $           7,343   $       3,328
                                                 =============   =================   =============

Nonperforming loans as a % of total
   loans outstanding                                     1.31%                1.14%           0.54%
Nonperforming assets as a % of total
   loans outstanding + other real estate                 1.44%                1.30%           0.56%
Ratio of allowance for loan losses
   to nonperforming loans                               95.30%              110.96%         215.70%

As of June 30, 2008, only the loans that were not accruing interest were considered to be impaired. The increase in impaired loans relates to certain larger commercial credits, which were rated as classified as of June 30, 2008. Mid Penn considers a loan or lease to be impaired when, based upon current information and events, it is probable that all interest and principal payments due according to the contractual terms of the loan or lease agreement will not be collected. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Larger groups of small-balance loans, such as residential mortgages and consumer installment loans, are collectively evaluated for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement. As previously discussed in Note 10 to the consolidated financial statements, Mid Penn determines the fair value of impaired loans on a case-by-case basis based primarily upon the fair value of the underlying collateral using Level 3 inputs comprised of customized collateral value discounting analyses.

We maintain the allowance for loan losses at a level that we believe adequate to absorb estimated probable loan losses. We are responsible for the adequacy of the allowance for loan losses, which is formally reviewed on a quarterly basis. Provisions charged to operating expense and reduced by net charge-offs increase the allowance. Our evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions we used in making the evaluation.

In addition, various regulatory agencies, as an integral part of their examination process, review the Bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. We determined that no adjustment to the allowance for loan losses was necessary as a result of our most recent regulatory examination.

We believe, based on information currently available, that the current allowance for loan and lease losses of $5,024,000 is adequate to meet potential loan and lease losses.

INCOME TAXES

The provision for income taxes was $360,000 for the three months ended June 30, 2008, as compared to $377,000 the same period of last year. The effective tax rate as of June 30, 2008 was 24.8%. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn's adoption of FIN 48 and FIN 48-1 effective January 1, 2007, no significant income tax uncertainties were identified, therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended June 30, 2008 and December 31, 2007. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

LIQUIDITY

Mid Penn Bank's objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

      o     A growing core retail deposit base;

      o     Proceeds from the sale or maturity of investment securities;

      o Proceeds from the maturity of certificates of deposit in other financial institutions;

      o     Payments received on loans and mortgage-backed securities; and,

      o Overnight correspondent bank borrowings on various credit lines, and borrowing capacity available from the FHLB.

We believe that our core deposits are fairly stable even in periods of changing interest rates like we are currently experiencing. Liquidity and funds management are governed by policies and are measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

CAPITAL

Mid Penn Bancorp, Inc. is a financial holding company and, as such, must maintain a well-capitalized status in its bank subsidiary. Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of June 30, 2008 and December 31, 2007, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered "well-capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material effect on Mid Penn's liquidity, capital resources or operations.

Mid Penn maintained the following regulatory capital levels and leverage and risk-based capital ratios in its bank subsidiary as of June 30, 2008, and December 31, 2007, as follows:

(Dollars in thousands)                         June 30, 2008     December 31, 2007
                                             -----------------   -----------------
                                              Amount       %      Amount       %
                                             --------   ------   --------   ------
Leverage Ratio:
   Tier I capital to average total assets    $ 38,960     7.31%  $ 38,591     7.67%
   Minimum required for capital adequacy
      purposes                                 21,316     4.00%    20,115     4.00%
   To be well-capitalized under prompt
      corrective action provisions             26,645     5.00%    25,144     5.00%

Risk-based Capital Ratios:
   Tier I capital ratio - actual               38,960     9.42%    38,591     9.46%
   Minimum required for capital adequacy
      purposes                                 16,551     4.00%    16,326     4.00%
   To be well-capitalized under prompt
      corrective action provisions             24,827     6.00%    24,489     6.00%

   Total capital ratio - actual                43,984    10.63%    43,381    10.63%
   Minimum required for capital adequacy
      purposes                                 33,103     8.00%    32,652     8.00%
   To be well-capitalized under prompt
      corrective action provisions             41,379    10.00%    40,815    10.00%

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market rate or price risks. For domestic banks, the majority of market risk is related to interest rate risk.

Interest rate sensitivity management requires the maintenance of an appropriate balance between interest sensitive assets and liabilities. Interest bearing assets and liabilities that are maturing or repricing should be adequately balanced to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates. Mid Penn has consistently followed a strategy of pricing assets and liabilities according to prevailing market rates while largely matching maturities, within the guidelines of sound marketing and competitive practices. Rate sensitivity is measured by monthly gap analysis, quarterly rate shocks, and periodic simulation.

No material changes in the market risk strategy occurred during the current period and no material changes have been noted in the Corporation's equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2007. Mid Penn enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Many of the deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2008, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

CHANGES IN INTERNAL CONTROLS
----------------------------

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Mid Penn. There are no proceedings pending other than the ordinary routine litigation incident to the business of Mid Penn. In addition, management does not know of any material proceedings contemplated by governmental authorities against the Corporation or any of its properties.

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp, Inc. common stock. Through June 30, 2008, 34,504 shares have been repurchased at an average price of $24.75 per share. During the second quarter of 2008, 6,476 shares were repurchased at an average price of $25.58. The Board of Directors, at their June 25, 2008 meeting, voted to end the Stock Repurchase Program effective June 30, 2008.

Issuer Purchase of Equity Securities During the Quarter:

-------------------------------------------------------------------------------------------
                                                                         Maximum Number of
                                                   Cumulative Number    Shares that May Yet
               Total Number of    Average Price   of Shares Purchased    Be Purchased Under
  Period      Shares Purchased   Paid per Share     as Part of Plan             Plan
-------------------------------------------------------------------------------------------
April 2008                 161   $        25.30                28,189               221,811
-------------------------------------------------------------------------------------------
May 2008                 5,100   $        25.32                33,289               216,711
-------------------------------------------------------------------------------------------
June 2008                1,215   $        26.73                34,504               215,496
-------------------------------------------------------------------------------------------
Total                    6,476   $        25.58                34,504               215,496
-------------------------------------------------------------------------------------------

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 22, 2008, a vote was held for the election of three Class A directors to serve for a three-year term. The results of the election were as follows:

                      Votes For   Votes Withheld
                      ---------   --------------
Matthew G. DeSoto     3,068,808           85,654
Robert C. Grubic      3,078,523           75,939
Gregory M. Kerwin     3,078,523           75,939

Additionally, a shareholder proposal to eliminate the classified board of directors was presented for a vote of the shareholders with 233,063 votes for, 2,100,150 votes against and 187,585 votes abstaining.

The Board of Directors is comprised of three classes of directors, each serving a three-year term. With the election of the Class A directors noted above, the current board composition is as follows:

                                   Expiration of
                          Class     Current Term
                          -----    -------------
Matthew G. DeSoto           A          2011
Robert C. Grubic            A          2011
Gregory M. Kerwin           A          2011
Jere M. Coxon               B          2009
Alan W. Dakey               B          2009
Edwin D. Schlegel           B          2009
A. James Durica             C          2010
Theodore W. Mowery          C          2010
Donald E. Sauve             C          2010
William A. Specht, III      C          2010

ITEM 5 - OTHER INFORMATION

The Bank has entered into an agreement to purchase a future operations center located at 906 N. River Road in Halifax, Dauphin County, PA. Final settlement on the property is anticipated during the third quarter of 2008.

ITEM 6 - EXHIBITS

            o Exhibit No. 3(i) - The Registrant's Articles of Incorporation. (Incorporated by reference to Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

            o Exhibit 3(ii) - The Registrant's By-laws. (Incorporated by reference to Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

            o Exhibit 10.1 - Mid Penn Bank's Profit Sharing Retirement Plan. (Incorporated by reference to Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

            o Exhibit 10.2 - Mid Penn Bank's Employee Stock Ownership Plan. (Incorporated by reference to Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

            o Exhibit 10.3 - The Registrant's Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on October 12, 2005.)

            o Exhibit 10.4 - Salary Continuation Agreement between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 28, 2003.)

            o Exhibit 10.5 - Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Registrant's Annual Report on Form 10-K files with the Securities and Exchange Commission on March 14, 2005.)

            o Exhibit 10.6 - Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust. (Incorporated by reference to Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 14, 2005.)

            o Exhibit 10.7 - Executive Employment Agreement between Mid Penn Bank and Alan W. Dakey dated as of August 31, 2007. Incorporated by reference to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2007.)

            o Exhibit 10.8 - Key Executive Management Change of Control between Mid Penn Bancorp, Inc. and Kevin W. Laudenslager dated as of April 1, 2008. (Incorporated by reference to Registrant's Current Report on form 8-K filed with the Securities and Exchange Commission on April 4, 2008.)

            o Exhibit 10.9 - Revised Directors' Retirement Plan (Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008.)

            o Exhibit 10.10 - Executive Deferred Compensation Agreement by and between Mid Pen Bank and Alan W. Dakey dated as of July 24, 2002.

            o Exhibit 10.11 - Split Dollar Agreement between Mid Penn Bank and Alan W. Dakey effective January 1, 1999.

            o Exhibit 10.12 - Executive Deferred Bonus Agreement between Mid Penn Bank and Alan W. Dakey dated as of January 15, 1999.

            o Exhibit 10.13 - Amended and Restated Director Deferred Fee Agreement effective January 1, 2005 between Mid Penn Bank and Alan W. Dakey.

            o Exhibit 11.1 - Statement regarding the computation of Per Share Earnings. (Included in body of 10-Q.)

            o Exhibit No. 31.1 - Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

            o Exhibit No. 31.2 - Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002

            o Exhibit No. 32 - Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MID PENN BANCORP, INC.
                                      (Registrant)

                                 By   /s/ Alan W. Dakey
                                    ---------------------
                                    Alan W. Dakey
                                    President and CEO
                                    (Principal Executive Officer)

                                 Date: August 6, 2008

                                 By   /s/ Kevin W. Laudenslager
                                    --------------------------------
                                    Kevin W. Laudenslager
                                    Treasurer
                                    (Principal Financial and Accounting Officer)

                                 Date: August 6, 2008