Form 10-Q
period 2008-09-30
MID PENN BANCORP INC
filed 2008-11-10
CIK 879635

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to
                                 ------------------    -------------------

                        Commission file number 001-13677

                                ----------------

                             MID PENN BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                ----------------

                                  Pennsylvania
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                           349 Union Street
                       Millersburg, Pennsylvania                17061
                            -------------------------           -----
                    (Address of Principal Executive Offices) (Zip Code)

                                   25-1666413
                                   ----------
                     (I.R.S. Employer Identification Number)

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

    Large accelerated filer [ ]      Accelerated filer         [X]
    Non-accelerated filer   [ ]      Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [ ]         No [X]

As of November 1, 2008, there were 3,479,780 shares of the registrant's common stock outstanding, par value $1.00 per share.

                             MID PENN BANCORP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                              Page

Item 1 -    Financial Statements (Unaudited)
            Consolidated Balance Sheets...................................... 1
            Consolidated Statements of Income...............................2-3
            Consolidated Statements of Cash Flows...........................4-5
            Notes to Consolidated Financial Statements......................6-12
Item 2 -    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................13-21
Item 3 -    Quantitative and Qualitative Disclosures about Market Risk........21
Item 4 -    Controls and Procedures...........................................23

PART II - OTHER INFORMATION

Item 1 -    Legal Proceedings ................................................24
Item 1A -   Risk Factors......................................................24
Item 2 -    Unregistered Sales of Equity Securities and Use of Proceeds.......24
Item 3 -    Defaults upon Senior Securities...................................24
Item 4 -    Submission of Matters to a Vote of Security Holders...............25
Item 5 -    Other Infmation...................................................25
Item 6 -    Exhibits.......................................................25-26

 Signature Page    ...........................................................27

Exhibit 31.1-Certification of Principal Executive Officer Pursuant to Exchange
              Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the
              Sarbanes-Oxley Act of 2002......................................

Exhibit 31.2-Certification of Principal Financial Officer Pursuant to Exchange
              Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the
              Sarbanes-Oxley Act of 2002......................................

Exhibit 32-Certification of Principal Executive Officer and Principal Financial
            Officer Pursuant to 18 U.S.C. Section 1350 as Added by Section
            906 of the Sarbanes-Oxley Act of 2002.............................

Unless the context otherwise requires, the terms "Mid Penn," "we," "us," and "our" refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MID PENN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             September 30,   December 31,
                                                                                2008            2007
                                                                            -------------    ----------
                                                                             (Unaudited)      (Audited)

ASSETS
  Cash and due from banks                                                     $   7,711      $  10,599
  Federal funds sold                                                                 --             --
  Interest-bearing balances with other financial institutions                    50,404         46,830
  Available-for-sale investment securities                                       47,517         54,072
  Loans and leases                                                              424,450        377,128
    Less:  Allowance for loan and lease losses                                   (5,067)        (4,790)
                                                                              ---------      ---------
                      Net loans and leases                                      419,383        372,338
                                                                              ---------      ---------
  Bank premises and equipment, net                                               11,083         10,638
  Foreclosed assets held for sale                                                 1,374            529
  Accrued interest receivable                                                     2,743          2,818
  Deferred income taxes                                                           2,309          2,053
  Goodwill                                                                        1,016          1,016
  Core deposit and other intangibles, net                                           420            362
  Cash surrender value of life insurance                                          7,360          6,961
  Other assets                                                                    1,092          1,541
                                                                              ---------      ---------
                                                             Total Assets     $ 552,412      $ 509,757
                                                                              =========      =========
LIABILITIES & STOCKHOLDERS' EQUITY
  Deposits:
    Noninterest bearing demand                                                $  49,788      $  46,478
    Interest bearing demand                                                      35,119         36,627
    Money Market                                                                 71,795         62,596
    Savings                                                                      25,342         24,844
    Time                                                                        235,853        202,272
                                                                              ---------      ---------
                                                           Total Deposits       417,897        372,817
  Short-term borrowings                                                          31,998         37,349
  Long-term debt                                                                 55,264         54,581
  Accrued interest payable                                                        3,314          1,990
  Other liabilities                                                               3,243          2,576
                                                                              ---------      ---------
                                                        Total Liabilities       511,716        469,313
  Stockholders' Equity:
    Common stock, par value $1 per share; authorized
      10,000,000 shares; 3,533,340 shares issued at
      September 30, 2008 and December 31, 2007, respectively                      3,533          3,533
    Additional paid-in capital                                                   31,107         31,107
    Retained earnings                                                             7,648          6,660
    Accumulated other comprehensive income (loss)                                  (200)           284
    Treasury stock, at cost (53,560 and 43,706 shares at
      September 30, 2008 and December 31, 2007, respectively)                    (1,392)        (1,140)
                                                                              ---------      ---------
                                                Stockholders' Equity, Net        40,696         40,444
                                                                              ---------      ---------
                               Total Liabilities and Stockholders' Equity     $ 552,412      $ 509,757
                                                                              =========      =========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

MID PENN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)                  Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                              ---------------------      --------------------
                                                                 2008         2007        2008          2007
                                                               -------      -------      -------      -------
INTEREST INCOME
  Interest & fees on loans and leases                          $ 6,869      $ 6,686      $20,176      $19,622
  Interest on interest-bearing balances                            592          637        1,961        1,894
  Interest and dividends on investment securities:
    U.S. Treasury and government agencies                          193          225          631          723
    State and political subdivision obligations,
       tax-exempt                                                  297          352          960        1,012
    Other securities                                                35           50          121          150
  Interest on federal funds sold and securities purchased
    under agreements to resell                                      --           --           --           33
                                                               --------------------      --------------------
                                 Total Interest Income           7,986        7,950       23,849       23,434
                                                               --------------------      --------------------
INTEREST EXPENSE
  Interest on deposits                                           2,841        2,879        8,623        8,571
  Interest on short-term borrowings                                132          305          557          649
  Interest on long-term debt                                       721          708        2,030        2,165
                                                               --------------------      --------------------
                                 Total Interest Expense          3,694        3,892       11,210       11,385
                                                               --------------------      --------------------
                                      Net Interest Income        4,292        4,058       12,639       12,049
PROVISION FOR LOAN AND LEASE LOSSES                                275          175          530          375
                                                               --------------------      --------------------
Net Interest Income After Provision for Loan and Lease
Losses                                                           4,017        3,883       12,109       11,674
                                                               --------------------      --------------------
NONINTEREST INCOME
  Trust department income                                           69           69          204          225
  Service charges on deposits                                      455          386        1,303        1,115
  Investment securities gains (losses), net                          8           --            8           --
  Increase in bank-owned life insurance                             65           66          192          201
  Mortgage banking income                                           32           18          114          109
  Other income                                                     369          210          979          803
                                                               --------------------      --------------------
                                 Total Noninterest Income          998          749        2,800        2,453
                                                               --------------------      --------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                 1,832        1,670        5,428        4,982
  Occupancy expense, net                                           227          202          754          640
  Equipment expense                                                208          215          634          633
  Pennsylvania Bank Shares tax expense                              93           83          277          246
  ATM and debit card processing expense                             53           38          142          112
  Professional fees                                                220          105          516          425
  Director fees and benefits expense                                77           73          245          266
  Advertising expense                                              155           86          337          311
  Computer expense                                                 135          138          383          372
  Stationery and supplies expense                                   61           68          188          193
  Other expenses                                                   464          372        1,544        1,360
                                                               --------------------      --------------------
                                 Total Noninterest Expense       3,525        3,050       10,448        9,540
                                                               --------------------      --------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                         1,490        1,582        4,461        4,587
  Provision for income taxes                                       368          372        1,106        1,114
                                                               --------------------      --------------------
                                               NET INCOME      $ 1,122      $ 1,210      $ 3,355      $ 3,473
                                                               ====================      ====================

                 The accompanying notes are an integral part of
                     these consolidated financial statements

MID PENN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - CONTINUED

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                              ---------------------         --------------------
                                                               2008            2007           2008        2007
                                                               ----            ----           ----        ----
PER SHARE INFORMATION
     Net Income                                                $0.32            $0.35        $0.96         $0.99
     Cash Dividends                                            $0.20            $0.20        $0.60         $0.60
     Weighted Average Number of Shares Outstanding         3,479,780         3,494,195   3,484,210     3,499,812














                 The accompanying notes are an integral part of
                     these consolidated financial statements

MID PENN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in Thousands)                                                                For the Nine Months
                                                                                      Ended September 30,
                                                                                      ---------------------
                                                                                      2008            2007
                                                                                      ----            ----
Operating Activities:
    Net Income                                                                     $  3,355         $  3,473
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Provision for loan and lease losses                                         530              375
            Depreciation                                                                625              593
            (Accretion) amortization of core deposit intangible                         (58)              98
            Increase in cash surrender value of life insurance                         (399)            (201)
            Investment securities gains, net                                             (8)              --
            Loss on sale of other real estate                                            32               21
            Gain on sale of loans                                                        --              (21)
            Change in deferred income taxes                                              (7)              92
            Change in accrued interest receivable                                        75               47
            Change in other assets                                                      449             (389)
            Change in accrued interest payable                                        1,324            1,047
            Change in other liabilities                                                 393               45
                                                                                   -------------------------
                                  Net Cash Provided By Operating Activities           6,311            5,180
                                                                                   -------------------------
Investing Activities:
    Net (increase) decrease in interest-bearing balances                             (3,574)          (1,918)
    Proceeds from the maturity of investment securities                              17,238            6,918
    Purchases of investment securities                                              (11,408)          (4,144)
    Net increase in loans and leases                                                (48,504)         (14,407)
    Purchases of bank premises and equipment                                         (1,070)          (1,753)
    Proceeds from sale of foreclosed assets                                              52              205
                                                                                   -------------------------
                                      Net Cash Used In Investing Activities         (47,266)         (15,099)
                                                                                   -------------------------
Financing Activities:
    Net increase in demand deposits and savings accounts                             11,499            5,304
    Net increase (decrease) in time deposits                                         33,581           (7,586)
    Net increase (decrease) in short-term borrowings                                 (5,351)          17,154
    Cash dividend paid                                                               (2,091)          (2,073)
    Long-term debt repayment                                                        (15,113)          (5,098)
    Purchase of treasury stock                                                         (253)            (401)
    Proceeds from long-term borrowings                                               15,795               --
                                                                                   -------------------------
                                  Net Cash Provided By Financing Activities          38,067            7,300
                                                                                   -------------------------
Net increase (decrease) in cash and due from banks                                   (2,888)          (2,619)
Cash and due from banks, beginning of period                                         10,599            9,498
                                                                                   -------------------------
Cash and due from banks, end of period                                             $  7,711         $  6,879
                                                                                   =========================

                 The accompanying notes are an integral part of
                     these consolidated financial statements

MID PENN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED


(Dollars in Thousands)                                 For the Nine Months
                                                       Ended September 30,
                                                       -------------------
                                                        2008         2007
                                                        ----         ----
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                      $ 9,886     $10,338
    Income taxes paid                                  $ 1,295     $ 1,405

Supplemental Noncash Disclosures:
    Loan chargeoffs                                    $   352     $   251
    Transfers to foreclosed assets held for sale       $   929     $   525








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

3. SHORT-TERM BORROWINGS

Short-term borrowings as of September 30, 2008, and December 31, 2007 consisted of:

(Dollars in thousands)
                                                 September 30,     December 31,
                                                     2008              2007
                                                 ------------      ------------
Federal funds purchased                              $23,650          $29,600
Securities sold under repurchase agreements            7,602            7,156
Treasury tax and loan note                               746              593
                                                     -------          -------
                                                     $31,998          $37,349
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

4. LONG-TERM DEBT

During the quarter ended September 30, 2008, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh.

5. DEFINED BENEFIT PLANS

Mid Penn has an unfunded noncontributory defined benefit retirement plan for directors. The plan provides defined benefits based on years of service. In addition, Mid Penn sponsors a defined benefit health care plan that provides post-retirement medical benefits and life insurance to full-time employees. These health care and life insurance plans are noncontributory. A December 31 measurement date for our plans is used.

The components of net periodic benefit costs from these benefit plans are as follows:

                                                                          Three months ended September 30:
(Dollars in thousands)                                            Pension Benefits                  Other Benefits
                                                                  ----------------                  --------------
                                                                 2008           2007             2008            2007
                                                                 ----           ----             ----            ----
Service cost                                                     $ 6             $ 6             $ 12            $ 10
Interest cost                                                     15              15                9               8
Amortization of transition obligation                             --              --                4               4
Amortization of prior service cost                                 5               7               --              --
Amortization of net (gain) loss                                   --              --               (1)             (2)
                                                           -------------------------------- --------------------------------
       Net periodic benefit cost                                $ 26            $ 28             $ 24            $ 20
                                                           ================================ ================================

                                                                             Nine months ended September 30:
(Dollars in thousands)                                            Pension Benefits                  Other Benefits
                                                                  ----------------                  --------------
                                                                 2008           2007             2008            2007
                                                                 ----           ----             ----            ----
Service cost                                                    $ 18            $ 19             $ 36            $ 30
Interest cost                                                     45              45               27              24
Amortization of transition obligation                             --              --               12              11
Amortization of prior service cost                                15              20               --              --
Amortization of net (gain) loss                                   --              --               (3)             (5)
                                                           -------------------------------- --------------------------------
       Net periodic benefit cost                                $ 78            $ 84             $ 72            $ 60
                                                           ================================ ================================

6. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the periods presented, giving retroactive effect to stock dividends and splits. The basic and diluted earnings per share are the same since there are no potentially dilutive securities outstanding.

(Dollars in thousands, except per share data)

                                                  Three Months Ended                       Nine Months Ended
                                                     September 30,                           September 30,
                                           ------------------------------             -------------------------------
                                               2008               2007                    2008                2007
                                               ----               ----                    ----                ----
Net Income                                 $    1,122          $    1,210              $    3,355         $    3,473
Weighted average number of
    common shares outstanding               3,479,780           3,494,195               3,484,210          3,499,812
                                           ----------          ----------              ----------         ----------
Basic earnings per share                   $     0.32          $     0.35              $     0.96         $     0.99
                                           ==========          ==========              ==========         ==========

7.  COMPREHENSIVE INCOME

The purpose of reporting comprehensive income is to report a measure of all changes in Mid Penn's equity resulting from economic events other than transactions with stockholders in their capacity as stockholders. For Mid Penn, comprehensive income includes traditional income statement amounts as well as unrealized gains and losses on certain investments in debt and equity securities (i.e. available-for-sale securities). Because unrealized gains and losses are part of comprehensive income, comprehensive income may vary substantially between reporting periods due to fluctuations in the market prices of securities held. Other comprehensive income also includes a pension component in accordance with Financial Accounting Standards Board No. 158. The components of comprehensive income, and the related tax effects, are as follows:

(Dollars in thousands)                                     Three Months Ended                       Nine Months Ended
                                                              September 30,                           September 30,
                                                       ------------------------------             -------------------------------
                                                          2008               2007                    2008                2007
                                                          ----               ----                    ----                ----
Net Income                                               $ 1,122           $ 1,210                 $ 3,355           $ 3,473
                                                         -------           -------                 -------           -------
Other Comprehensive Income (Loss):
  Unrealized holding gains (losses) on
available-for-sale
    investment securities arising during the period         (368)              480                    (725)             (103)
  Reclassification adjustment for (gains) losses
     included in net income                                   (8)               --                      (8)               --
                                                         -------           -------                 -------           -------
  Other comprehensive income (loss) before
     income tax (provision) benefit                         (376)              480                    (733)             (103)

  Amortization of net transition obligation, prior
     service cost, and net actuarial gain included
     in net benefit cost                                      --                --                      --              (311)
  Income tax (provision) benefit related to other
    comprehensive income (loss)                              128              (163)                    249               141
                                                         -------           -------                 -------           -------
    Total Other Comprehensive Income (Loss)                 (248)              317                    (484)             (273)
                                                         -------           -------                 -------           -------
        Total Comprehensive Income (Loss)                $   874           $ 1,527                   2,871           $ 3,200
                                                         =======           =======                 =======           =======

8.  GUARANTEES

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $11,251,000 and $11,480,000 of standby letters of credit outstanding as of September 30, 2008 and December 31, 2007, respectively. The Company does not anticipate any losses as a result of these transactions.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own belief about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

SECURITIES AVAILABLE FOR SALE

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. These valuation services estimate fair value using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. Level 3 inputs are used for investment security positions that are not traded in active markets or are subject to transfer restrictions. Such inputs are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

IMPAIRED LOANS

Certain loans are evaluated for impairment using the practical expedients permitted by SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", including impaired loans measured at an observable market price (if available), or at the fair value of the loan's collateral (if the loan is collateral dependent). The value of the collateral is determined through appraisals performed by independent licensed appraisers. When the value of the collateral, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Mid Penn considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed and evaluated as needed for additional impairment, and reserves are adjusted accordingly.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

                                                                     Fair value measurements at September 30, 2008 using:
                                                           -------------------------------------------------------------------------
(Dollars in thousands)            Total carrying value       Quoted prices in       Significant other     Significant unobservable
                                           at                 active markets        observable inputs              inputs
Assets:                             September 30, 2008           (Level 1)              (Level 2)                 (Level 3)
--------------------------------- ------------------------ -------------------------------------------------------------------------
Securities available for sale          $ 47,517                                        $ 47,517

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

                                                                     fair value measurements at september 30, 2008 using:
                                                           -------------------------------------------------------------------------
(Dollars in thousands)            total carrying value at    Quoted prices in       Significant other     Significant unobservable
                                                              active markets        observable inputs              inputs
assets:                             September 30, 2008           (Level 1)              (Level 2)                 (Level 3)
--------------------------------- ------------------------ -------------------------------------------------------------------------
Impaired Loans                            $ 3,978                                                                   $ 3,978

Effective January 1, 2008, Mid Penn adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, guarantees, issued debt and other eligible financial instruments. At September 30, 2008, Mid Penn had made no elections to use fair value as an alternative measurement for financial assets and liabilities not previously carried at fair value.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. No. 141 (R) "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. SFAS 141(R) will impact the Corporation's accounting for business combinations beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2008. Management does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions." This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption will not be allowed. Management is currently evaluating the potential impact the new pronouncement will have on the Corporation's consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("Statement 161"). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not believe that Statement 161 will have a material impact on its consolidated financial statements.

12.  SUBSEQUENT EVENT

On October 30, 2008, the Corporation announced the resignation of Alan W. Dakey as President and Chief Executive Officer of the Corporation. Mr. Dakey also resigned as a member of the Board of Directors of the Corporation and as Chairman, President and CEO of Mid Penn Bank, the Corporation's wholly owned banking subsidiary. Edwin D. Schlegel, the current Chairman of the Board of the Corporation, has been appointed as interim President and CEO of the Corporation and as Chairman, President and CEO of Mid Penn Bank. Mr. Schlegel has been a director of the Corporation since 1991 and served as Lead Director from 2006 until his appointment as Board Chairman in April 2008.

The Executive Committee of the Board is acting as a search committee to seek a permanent replacement for Mr. Dakey. The Committee will consider both internal and external candidates.

The cost of Mr. Dakey's package is anticipated to be approximately $475,000 and will be accrued during the fourth quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management's Discussion of Consolidated Financial Condition as of September 30, 2008, compared to year-end 2007 and the Results of Operations for the third quarter and the first nine months of 2008 compared to the same periods in 2007.

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

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the SEC, including Mid Penn's Annual Report on Form 10-K for the year ended December 31, 2007.

CRITICAL ACCOUNTING POLICIES

Management of the Corporation considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan and lease losses may be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Corporation's non-performing loans and leases and potential problem loans and leases have a significant impact on the overall analysis of the adequacy of the allowance. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral valuations were significantly lowered, the Corporation's allowance may also require additional provisions for loan and lease losses. Throughout the remainder of this presentation, the terms "loan" or "loans" refers to both loans and leases.

RESULTS OF OPERATIONS

OVERVIEW

Net income was $1,122,000 or $0.32 per share for the quarter ended September 30, 2008, as compared to net income of $1,210,000 or $0.35 per share for the quarter ended September 30, 2007. Net interest income in the third quarter increased from $4,058,000 in 2007 to $4,292,000 in 2008.

Higher personnel and professional expenses offset the increases in service charge income during the quarter as we added additional talent to our staff and as we continue to update our computer systems with a goal of continuing to improve our operational support capabilities.

The provision for loan and lease losses in the third quarter of 2008 was $275,000, as compared to $175,000 in the third quarter of 2007. The increased provision reflects both strong loan growth during the quarter as well as weakening economic conditions.

Net income as a percent of average assets, (return on average assets or "ROA"), and stockholders' equity, (return on average equity or "ROE"), were as follows on an annualized basis:

                                                Three Months Ended September 30,            Nine Months Ended September 30,
                                                --------------------------------            -------------------------------
                                                    2008                2007                    2008                2007
                                                    ----                ----                    ----                ----

Return on average assets                           0.82%               0.97%                   0.84%               0.94%
Return on average equity                          11.10%              12.31%                  11.09%              11.94%
Efficiency ratio                                  64.16%              60.63%                  64.55%              62.79%

Total assets grew to $552,412,000 at September 30, 2008, from $509,757,000 on December 31, 2007. This asset growth was boosted by strong loan demand with net loans of $419,383,000 at September 30, 2008 compared to $372,338,000 at year-end, an increase of approximately $47 million.

Deposit growth was also quite strong during the first nine months of 2008. Total deposits were $417,897,000 at September 30, 2008, compared to $372,817,000 at December 31, 2007, an increase of approximately $45 million. This increase in deposits was boosted by a successful special-rate certificate of deposit promotion launched early in 2008 as well as an anniversary special, which took place throughout the third quarter.

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

Average Balances, Effective Interest Differential and Interest Yields Interest rates and interest differential - taxable equivalent basis

                                                                 for the Nine Months Ended             for the Nine Months Ended
                                                                    September 30, 2008                     September 30, 2007
                                                            ------------------------------------  ----------------------------------
(Dollars in thousands)                                        Average     Interest   Rate (%)        Average     Interest   Rate (%)
                                                              --------    --------   --------        --------    --------   --------
                                                               Balance                               Balance

ASSETS:
  Interest Earning Balances                                     $ 56,211     $  1,961        4.66% $ 46,956    $  1,894       5.39%
  Investment Securities:
    Taxable                                                       23,490          752        4.28%   24,782         873       4.71%
    Tax-Exempt                                                    27,990        1,454        6.94%   29,726       1,533       6.90%
                                                                --------                           --------
        Total Investment Securities                               51,480                             54,508
                                                                --------                           --------
  Federal Funds Sold                                                --           --          0.00%      624          33       7.07%
  Loans and Leases, Net:
    Taxable                                                      387,194       19,877        6.86%  356,579      19,357       7.26%
    Tax-Exempt                                                     8,487          453        7.13%    9,048         521       7.70%
                                                                --------                           --------
        Total Loans and Leases, Net                              395,681                            365,627
                                                                ---------------------              --------------------
  Total Earning Assets                                           503,372       24,497        6.50%  467,715      24,211       6.92%
                                                                             --------                          --------
  Cash and Due from Banks                                          7,826                              7,559
  Other Assets                                                    21,717                             20,915
                                                                --------                           --------
                                                Total Assets    $532,915                           $496,189
                                                                ========                           ========
LIABILITIES & STOCKHOLDERS' EQUITY:
  Interest Bearing Deposits:
    NOW                                                         $ 36,265           86        0.32% $ 35,048         104       0.40%
    Money Market                                                  67,592        1,063        2.10%   63,927       1,680       3.51%
    Savings                                                       25,749           50        0.26%   26,067          57       0.29%
    Time                                                         227,488        7,424        4.36%  203,117       6,730       4.43%
  Short-term Borrowings                                           30,533          557        2.44%   22,528         649       3.85%
  Long-term Debt                                                  52,038        2,030        5.21%   56,908       2,165       5.09%
                                                                ---------------------              --------------------
  Total Interest Bearing Liabilities                             439,665       11,210        3.41%  407,595      11,385       3.73%
                                                                             --------                          --------
  Demand Deposits                                                 46,571                             44,021
  Other Liabilities                                                6,252                              5,696
  Stockholders' Equity                                            40,427                             38,877
                                                                --------                           --------
                  Total Liabilities and Stockholders' Equity    $532,915                           $496,189
                                                                ========                           ========
Net Interest Income                                                          $ 13,287                          $ 12,826
                                                                             ========                          ========
  Net Yield on Interest Earning Assets:
    Total Yield on Earning Assets                                                            6.50%                            6.92%
    Rate on Supporting Liabilities                                                           3.41%                            3.73%
  Average Interest Spread                                                                    3.09%                            3.19%
  Net Interest Margin                                                                        3.53%                            3.67%


For the nine months ended September 30, 2008, Mid Penn's taxable-equivalent net interest margin declined to 3.53% from 3.67% during the nine months ended September 30, 2007, driven primarily by the recent reduction in interest rates and the tightening spread between the yield on earning assets and the cost of supporting liabilities. In spite of this margin compression, net interest income, on a taxable-equivalent basis, in the first nine months of 2008 increased to $13,287,000 from $12,826,000 in the first nine months of 2007, due to the strong growth in average earning assets, which increased 7.62% from September 30, 2007.

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

PROVISION FOR LOAN LOSSES

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management's estimate of probable losses in the loan and lease portfolio. Mid Penn's provision for loan and lease losses is based upon management's quarterly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

During the third quarter of 2008, we continued to experience a challenging operating environment. Given the economic pressures that impact some of our borrowers, we have increased our allowance for loan and lease losses in accordance with our assessment process, which took into consideration our increase in nonperforming loans from September 30, 2007. The provision for loan and lease losses was $530,000 for the nine months ended September 30, 2008, as compared to $375,000 for the nine months ended September 30, 2007. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management Discussion and Analysis.

NONINTEREST INCOME

Noninterest income increased by $249,000 or 33.2% during the third quarter of 2008 versus the third quarter of 2007. During the first nine months of 2008, noninterest income increased $347,000 or 14.1% over the same period in 2007. The net increases were a result of increases in the following components of noninterest income:

(Dollars in thousands)                                  Three Months Ended September 30,
                                                        --------------------------------
                                                2008       2007      $ Variance      % Variance
                                                ----       ----      ----------      ----------

Service charges on deposits                    $ 455      $ 386           $ 69            17.9%
Miscellaneous income                             132          -            132           100.0%


(Dollars in thousands)                                  Nine Months Ended September 30,
                                                        -------------------------------
                                                2008       2007      $ Variance      % Variance
                                                ----       ----      ----------      ----------

Service charges on deposits                  $ 1,303    $ 1,115          $ 188            16.9%
Retail investment sales commissions              151        121             30            24.8%
ATM and debit card income                        358        320             38            11.9%
Miscellaneous income                             167         48            119           247.9%

The increases in service charges on deposits in both the three-month and nine-month periods reflect an increase in Mid Penn's overdraft fee during the first quarter of 2008. The jump in miscellaneous income is the result of the loan discount on the purchased loans from the Omega branch acquisition being incorrectly treated as a premium. This income represents the aggregate entry necessary to correct the cumulative accounting for these loan pools. Both increases in retail investment sales commissions and ATM and debit card income reflect the successful expansion of services in these areas. The costs associated with the expanding ATM and debit card programs are reflected below.

NONINTEREST EXPENSES

Noninterest expenses increased by $475,000 or 15.6% during the third quarter of 2008, versus the same period in 2007. During the first nine months of 2008, noninterest expenses increased $908,000 or 9.5% over the same period in 2007. The net increases were a result of (increases) decreases in the following components of noninterest expense:

(Dollars in thousands)                                  Three Months Ended September 30,
                                                        --------------------------------
                                                2008       2007      $ Variance      % Variance
                                                ----       ----      ----------      ----------

Salaries and employee benefits               $ 1,832    $ 1,670        $ (162)            -9.7%
Occupancy expense                                227        202           (25)           -12.4%
Professional fees                                220        105          (115)          -109.5%
Advertising expense                              155         86           (69)           -80.2%
Check fraud                                       43         12           (31)          -258.3%

(Dollars in thousands)                                  Nine Months Ended September 30,
                                                        -------------------------------
                                                2008       2007      $ Variance      % Variance
                                                ----       ----      ----------      ----------

Salaries and employee benefits               $ 5,428    $ 4,982        $ (446)            -9.0%
Occupancy expense                                754        640          (114)           -17.8%
Pennsylvania Bank Shares tax expense             277        246           (31)           -12.6%
ATM and debit card processing expense            142        112           (30)           -26.8%
Professional fees                                516        425           (91)           -21.4%
Advertising expense                              337        311           (26)            -8.4%
Check and debit card fraud                       110         30           (80)          -266.7%

The increases in salaries and employee benefits reflect the impact of the current initiative to add talented team members throughout the organization to position Mid Penn for handling current needs and future growth. Increased occupancy expenses reflect the first full year of operation of our Camp Hill office, opened in September of 2007. Advertising expenses are higher in 2008 as we promote our 140th anniversary. During the third quarter of 2008, Mid Penn experienced increasing incidents of substantially overdrawn deposit accounts and check fraud resulting in increased write-offs when compared to the same period in 2007. Professional Fees have increased in 2008 due to increased legal expenses surrounding loan workout activities.

FINANCIAL CONDITION

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Corporation's results of operations.

Interest-bearing balances with other financial institutions is comprised mainly of certificates of deposit in other financial institutions. All of these investments are fully covered by FDIC Insurance.

As of September 30, 2008 and December 31, 2007, all of Mid Penn's investment securities are classified as available-for-sale, with the stratification noted in the table below:

(Dollars in thousands)                                         September 30, 2008                     December 31,2007
                                                       -----------------------------------   -----------------------------------
                                                              Amortized Cost     Fair Value       Amortized Cost     Fair Value
                                                       -----------------------------------   -----------------------------------
Available-for-sale:
     U.S. Government agencies                                   $ 13,365         $ 13,155             $ 12,044         $ 12,063
     Mortgage-backed U.S. government agencies                      4,614            4,668                6,862            6,858
     State and political subdivision obligations                  25,301           25,395               30,437           31,088
     Restricted equity securities                                  4,313            4,299                4,072            4,063
                                                       -----------------------------------   -----------------------------------
                            Total investment securities         $ 47,593         $ 47,517             $ 53,415         $ 54,072
                                                       ===================================   ===================================

At December 31, 2007, fair value exceeded amortized cost by $657,000 and at September 30, 2008, amortized cost exceeded fair value by $76,000. In shareholders' equity, the balance of accumulated other comprehensive income decreased to $(200,000) at September 30, 2008 from $284,000 at December 31, 2007.

CREDIT QUALITY, CREDIT RISK AND ALLOWANCE FOR LOAN AND LEASE LOSSES

During the first nine months of 2008, Mid Penn had net charge-offs of $253,000 as compared to net charge-offs of $121,000 during the same period of 2007. We may need to make future adjustments to the allowance, and the provision for loan and lease losses, if economic conditions or loan credit quality differs substantially from the assumptions used in making our evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:

(Dollars in thousands)                                                           Nine Months Ended         Nine Months Ended
                                                                                 -----------------         -----------------
                                                                                September 30, 2008        September 30, 2007
                                                                                ------------------        ------------------
Average total loans outstanding (net of unearned income)                           $  395,681                $  365,627
Period ending total loans outstanding (net of unearned income)                     $  424,450                $  372,355

Balance, beginning of period                                                       $    4,790                $    4,187

     Loans charged off during period                                                     (352)                     (251)
     Recoveries of loans previously charged off                                            99                       130
                                                                                   ----------                ----------
Net chargeoffs                                                                           (253)                     (121)
                                                                                   ----------                ----------
Provision for loan and lease losses                                                       530                       375
                                                                                   ----------                ----------
Balance, end of period                                                             $    5,067                $    4,441
                                                                                   ==========                ==========

Ratio of net loans charged off to average loans outstanding (annualized)                 0.09%                    0.04%
Ratio of allowance for loan losses to net loans at end of period                         1.19%                    1.19%

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

At September 30, 2008, total nonperforming loans amounted to $4,029,000, or .95% of loans and leases net of unearned income, as compared to levels of $4,317,000, or 1.14%, at December 31, 2007 and $2,350,000, or .63%, at September 30, 2007.

SCHEDULE OF NONPERFORMING ASSETS:

(Dollars in thousands)
                                                       September 30, 2008        December 31, 2007         September 30, 2007
                                                       ------------------        -----------------         ------------------
Nonperforming Assets:
    Nonaccrual loans                                              $ 3,978                  $ 4,317                    $ 2,350
    Loans renegotiated with borrowers                                  51                       --                         --
                                                       ------------------        -----------------         ------------------
        Total nonperforming loans                                   4,029                    4,317                      2,350

    Foreclosed real estate                                          1,374                      529                        445
    Other repossessed property                                         --                       58                         --
                                                       ------------------        -----------------         ------------------
        Total non-performing assets                                 5,403                    4,904                      2,795

    Accruing loans 90 days or more past due                         3,971                    2,439                        982
                                                       ------------------        -----------------         ------------------
        Total risk elements                                       $ 9,374                  $ 7,343                    $ 3,777
                                                       ==================        =================         ==================
Nonperforming loans as a % of total
     loans outstanding                                              0.95%                     1.14%                      0.63%
Nonperforming assets as a % of total
     loans outstanding + other real estate                          1.27%                     1.30%                      0.75%
Ratio of allowance for loan losses
     to nonperforming loans                                       125.76%                   110.96%                    188.98%

Mid Penn considers a loan or lease to be impaired when, based upon current information and events, it is probable that all interest and principal payments due according to the contractual terms of the loan or lease agreement will not be collected. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Larger groups of small-balance loans, such as residential mortgages and consumer installment loans, are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures unless such loans are the subject of a restructuring agreement. As previously discussed in Note 10 to the consolidated financial statements, Mid Penn determines the fair value of impaired loans on a case-by-case basis based primarily upon the fair value of the underlying collateral using Level 3 inputs comprised of customized collateral value discounting analyses. As of September 30, 2008, only the loans that were not accruing interest were considered to be impaired.

Mid Penn maintains the allowance for loan losses at a level believed adequate to absorb estimated probable loan losses. We are responsible for the adequacy of the allowance for loan losses, which is formally reviewed on a quarterly basis. The allowance is increased by a provision for loan and lease losses, which is charged to expense, and reduced by charge-offs, net recoveries. The evaluation of the adequacy of the allowance is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While we use available information to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

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

Management believes, based on information currently available, that the current allowance for loan and lease losses of $5,067,000 is adequate to meet potential loan and lease losses.

INCOME TAXES

The provision for income taxes was $368,000 for the three months ended September 30, 2008, as compared to $372,000 the same period of last year. The effective tax rate as of September 30, 2008 was 24.8%. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn's adoption of FIN 48 and FIN 48-1 effective January 1, 2007, no significant income tax uncertainties were identified, therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended September 30, 2008 and December 31, 2007. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

LIQUIDITY

Mid Penn Bank's objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

o    Agrowing core deposit base;
o    Proceeds from the sale or maturity of investment securities;
o    Proceeds from certificates of deposit in other financial institutions;
o    Payments received on loans and mortgage-backed securities; and,
o Overnight correspondent bank borrowings on various credit lines, and borrowing capacity available from the FHLB.

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

CAPITAL

Mid Penn Bancorp, Inc. is a financial holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary. Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of September 30, 2008 and December 31, 2007, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered "well-capitalized". Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material effect on Mid Penn's liquidity, capital resources or operations.

Mid Penn maintained the following regulatory capital levels and leverage and risk-based capital ratios in its bank subsidiary as of September 30, 2008, and December 31, 2007, as follows:

(Dollars in thousands)                                        September 30, 2008              December 31, 2007
                                                             --------------------            ------------------
                                                             Amount           %              Amount         %
                                                             ------         -----            ------       -----
Leverage Ratio:
     Tier I capital to average total assets                 $ 39,416        7.30%           $ 38,591       7.67%
     Minimum required for capital adequacy
          purposes                                            21,588        4.00%             20,115       4.00%
     To be well-capitalized under prompt
          corrective action provisions                        26,985        5.00%             25,144       5.00%

Risk-based Capital Ratios:
     Tier I capital ratio - actual                            39,416        9.15%             38,591       9.46%
     Minimum required for capital adequacy
          purposes                                            17,222        4.00%             16,326       4.00%
     To be well-capitalized under prompt
          corrective action provisions                        25,834        6.00%             24,489       6.00%
    Total capital ratio - actual                              44,483       10.33%             43,381      10.63%
     Minimum required for capital adequacy
          purposes                                            34,445        8.00%             32,652       8.00%
     To be well-capitalized under prompt
          corrective action provisions                        43,056       10.00%             40,815      10.00%

RECENT DEVELOPMENTS

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program ("TARP") Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. [The Corporation is assessing its participation in both TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to whether it will participate.]

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Corporation and its business.

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

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2008, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were adequate.

CHANGES IN INTERNAL CONTROLS

During the three months ended September 30, 2008, there were no changes in Mid Penn's internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, these controls.

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

THE SOUNDNESS OF OTHER FINANCIAL INSTITUTIONS MAY ADVERSELY AFFECT US.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Corporation has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Corporation to credit risk in the event of a default by a counterparty or client. In addition, the Corporation's credit risk may be exacerbated when the collateral held by the Corporation cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Corporation. Any such losses could have a material adverse affect on the Corporation's financial condition and results of operations.

CURRENT LEVELS OF MARKET VOLATILITY ARE UNPRECEDENTED AND MAY HAVE MATERIALLY ADVERSE EFFECTS ON OUR LIQUIDITY AND FINANCIAL CONDITION.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition and profitability.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September of 2005, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp, Inc. common stock. The Board of Directors, at their June 25, 2008 meeting, voted to end the Stock Repurchase Program effective June 30, 2008. During the Stock Repurchase Program, 34,504 shares had been repurchased at an average price of $24.75 per share.

On October 10, 2008, Mid Penn Bancorp's Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back, in open market and privately negotiated transactions, up to 50,000 shares of Mid Penn Bancorp, Inc. common stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

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

                                             Mid Penn Bancorp, Inc.
                                                (Registrant)



                                             By /s/ Edwin D. Schlegel
                                                --------------------------------
                                                Edwin D. Schlegel
                                                Interim President and CEO
                                                (Principal Executive Officer)

                                             Date: November 5, 2008


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

                                             Date: November 5, 2008