Form 10-K
period 2008-12-31
MID PENN BANCORP INC
filed 2009-03-05
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13677

MID PENN BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1666413
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

349 Union Street Millersburg, Pennsylvania	17061
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 717.692.2133

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00	The NASDAQ Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer  ☐    Accelerated Filer  ☒    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $25.20 per share, as reported by NASDAQ, on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $87,690,456.

As of February 1, 2009, the registrant had 3,479,780 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

MID PENN BANCORP, INC.

FORM 10-K

1

MID PENN BANCORP, INC.

PART I

ITEM 1.	BUSINESS

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

MPB’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment. At December 31, 2008, MPB had total consolidated assets of $572,300,000 total deposits of $436,824,000 and total shareholders’ equity of $50,890,000.

As of December 31, 2008, Mid Penn Bancorp, Inc. did not own or lease any properties. Mid Penn Bank owns the banking offices as identified in Item 2. All MPB employees are employed by Mid Penn Bank, Mid Penn Insurance Services, LLC or Mid Penn Investment Corporation.

Mid Penn Bank

Millersburg Bank, the predecessor to Mid Penn Bank (the “Bank”), was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1962, the Lykens Valley Bank merged with and into Millersburg Trust Company. In 1971, Farmer’s State Bank of Dalmatia merged with Millersburg Trust Company and the resulting entity adopted the name “Mid Penn Bank.” In 1985, the Bank acquired Tower City National Bank. In 1998, MPB acquired Miners Bank of Lykens, which was merged into Mid Penn Bank. The Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation supervise the Bank. MPB’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061. The Bank presently has 14 offices located in Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania.

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

MID PENN BANCORP, INC.

At December 31, 2008, the Bank had 142 full-time and 33 part-time employees. The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2008, the Bank’s highest concentrations of credit were in hotel/motel and multiple-family housing financings and most of the Bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, Western Schuylkill, and Cumberland Counties.

Investment Activities

MPB’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provide the necessary balance sheet liquidity for MPB. MPB does not have any significant concentrations within investment securities.

MPB’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at market value. MPB’s investments include US Treasury, agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment changes, MPB’s market value of existing securities will change. This difference in value, or unrealized gain, amounted to $838,000, as of December 31, 2008. A majority of the investments are high quality United States and municipal securities that if held to maturity are expected to yield no loss to the Bank.

For additional information with respect to MPB’s business activities, see Part II, Item 7 of this report, which is incorporated herein by reference.

Sources of Funds

The Bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and overnight borrowings from the Bank’s customers and correspondent bank. All borrowings, except for the line of credit with the Bank’s correspondent bank, require collateral in the form of loans or securities. Collateral levels therefore, limit borrowings and the available lines of credit extended by the Bank’s creditors. As a result, deposits remain key to the future funding and growth of the business. Deposit growth within the banking industry has been generally slow due to strong competition from a variety of financial services companies. This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

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

MID PENN BANCORP, INC.

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

MPB’s success is dependent to a significant degree on economic conditions in Central Pennsylvania, especially in Dauphin, lower Northumberland, Western Schuylkill and eastern Cumberland Counties, which we define as our primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in the Central Pennsylvania area could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity and eroding capital. We cannot assure you that adverse changes in the local economy would not have a material adverse effect on MPB’s consolidated financial condition, results of operations, and cash flows.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both Federal and state laws. The regulation and supervision of MPB and the Bank are designed primarily for the protection of depositors, the FDIC, and the monetary system, and not MPB or its shareholders. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. If a banking regulator takes any enforcement action, the value of an equity investment in MPB could be substantially reduced or eliminated.

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

Gramm-Leach-Bliley Financial Modernization Act

The Gramm-Leach-Bliley Act (“GLB”) became effective on March 11, 2000. The primary purpose of GLB was to eliminate barriers between investment banking and commercial banking and to permit, within certain limitations, the affiliation of financial service providers. Generally, GLB:

•

repealed the historical restrictions against, and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

•	provided a uniform framework for the activities of banks, savings institutions and their holding companies;

•	broadened the activities that may be conducted by and through national banks and other banking subsidiaries of bank holding companies;

MID PENN BANCORP, INC.

•	provided an enhanced framework for protecting the privacy of consumers’ information;

•	adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System;

•	modified the laws governing the implementation of the Community Reinvestment Act; and

•	addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

The SEC and NASDAQ have adopted numerous rules implementing the provisions of the Sarbanes-Oxley Act that affect MPB. The changes are intended to allow shareholders to monitor more effectively the performance of companies and management. Increased costs have been approximately $200,000 annually related to MPB’s compliance with the Sarbanes-Oxley Act.

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

MID PENN BANCORP, INC.

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

The capital ratios of MPB and the Bank are described in Note 17 to MPB’s Consolidated Financial Statements, which are incorporated herein by reference.

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

Payment of Dividends and Other Restrictions

MPB is a legal entity separate and distinct from its subsidiary, the Bank. There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to, MPB. Specifically, dividends from the Bank are the principal source of MPB’s cash funds and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks. The relevant regulatory agencies also have authority to prohibit MPB and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. The payment of dividends could, depending upon the financial condition of MPB and the Bank, be deemed to constitute such an unsafe or unsound practice. Further, under the terms of the Capital Purchase Program, MPB is restricted from increasing its dividends on its common stock as long as the CPP preferred stock is outstanding.

MID PENN BANCORP, INC.

Prompt Corrective Action

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution, which is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Deposit Insurance

The FDIC insures deposits of the Bank through the Bank Insurance Fund (“BIF”). The insurance assessments paid by an institution are to be based on the probability that the fund will incur a loss with respect to the institution. The FDIC has adopted deposit insurance regulations under which insured institutions are assigned a risk-weighted assessment multiplier based on regulatory CAMELS ratings, capital position, and certain financial ratios. Our current assessment, based upon the current assessment formula is .0766 basis points.

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

Consumer Protection Laws

A number of laws govern the relationship between the Bank and its customers. For example, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively. Anti-tying restrictions (which prohibit conditioning the availability or terms of credit on the purchase of another banking product) further restrict the Bank’s relationships with its customers.

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

MID PENN BANCORP, INC.

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

Effective April 1, 2003, Regulation W of the Federal Reserve comprehensively amended Sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of non-banking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the GLB.

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

Anti-Money Laundering and Anti-Terrorism Financing

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including MPB and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money-laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank.

MID PENN BANCORP, INC.

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

MPB’s earnings are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The monetary policies of the Federal Reserve have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Federal Reserve’s power to implement national monetary policy to, among other things, curb inflation or combat recession. The Federal Reserve has a major impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In the latter part of 2008, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets, and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, the Secretary of the Treasury, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction

MID PENN BANCORP, INC.

deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Participating under the Capital Purchase Program, the Company sold $10,000,000 in Series A Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury on December 19, 2008. For more information about the Company’s participation, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Purchase Program Participation”.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have a material impact on the Company and its business.

The American Recovery and Reinvestment Act of 2009 amended the Emergency Economic Stabilization Act of 2008 as it applies to institutions that received financial assistance under the Troubled Asset Relief Program. As an institution that received financial assistance under this program, MPB is subject to the executive compensation and corporate governance requirements contained in the Emergency Economic Stabilization Act of 2008, as amended, which are more fully discussed in Item 7 on page 31.

Available Information

Mid Penn Bancorp Inc.’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on the NASDAQ Stock Market under the trading symbol MPB. Mid Penn Bancorp, Inc. is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission. The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. Mid Penn Bancorp, Inc. is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is www.sec.gov.

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

ITEM 1A.	RISK FACTORS

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in MPB

Under the terms of the CPP, for so long as any preferred stock issued under the CPP remains outstanding, MPB is prohibited from increasing dividends to holders of its common stock, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s consent until the third anniversary of the U.S. Treasury’s investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the CPP to third parties. As long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including MPB’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

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

MID PENN BANCORP, INC.

Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on MPB’s results of operations. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on MPB’s financial condition and results of operations.

MPB Is Subject To Lending Risk

As of December 31, 2008, approximately 70.4% of MPB’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because MPB’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on MPB’s financial condition and results of operations.

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

Competition from other financial institutions may adversely affect MPB’s profitability

MPB’s banking subsidiary faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of MPB’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more convenient branch locations. These competitors may offer higher interest rates than MPB, which could decrease the deposits that MPB attracts or require MPB to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect MPB’s ability to generate the funds necessary for lending operations. As a result, MPB may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

MPB’s banking subsidiary also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations, which may offer more favorable terms. Some of its non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over MPB’s banking subsidiary in providing certain products and services. This competition may reduce or limit MPB’s margins on banking services, reduce its market share and adversely affect its earnings and financial condition.

MPB’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates MPB’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of MPB’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on MPB’s business, results of operations, and financial condition.

MID PENN BANCORP, INC.

MPB’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

MPB is a bank holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of MPB’s subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that MPB’s subsidiaries will be able to pay dividends in the future or that MPB will generate adequate cash flow to pay dividends in the future. MPB’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

MPB May Not Be Able To Attract and Retain Skilled People

MPB’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by MPB can be intense and MPB may not be able to hire people or to retain them. The unexpected loss of services of one or more of MPB’s key personnel could have a material adverse impact on MPB’s business because of their skills, knowledge of MPB’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel. Other than a Change of Control Agreement with the Chief Financial Officer, MPB does not currently have employment or non-competition agreements with any of its other senior officers.

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

The Trading Volume In MPB’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

MPB’s common stock is listed for trading on NASDAQ; the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of MPB’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which MPB has no control. Given the lower trading volume of MPB’s common stock, significant sales of MPB’s common stock, or the expectation of these sales, could cause MPB’s stock price to fall.

MPB operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations

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

The soundness of other financial institutions may adversely affect MPB

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. MPB has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose MPB to credit risk in the event of a default by a counterparty or client. In addition, MPB’s credit risk may be exacerbated when the collateral held by MPB cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to MPB. Any such losses could have a material adverse affect on the MPB’s financial condition and results of operations.

Current levels of market volatility are unprecedented and may have materially adverse effects on our liquidity and financial condition

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices, security prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition, and profitability.

MID PENN BANCORP, INC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

With the exception of the Market Square Office in Harrisburg, PA, the Bank owns its main office, branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank’s main office and all branch offices are located in Pennsylvania. The table below sets forth the location of each of the Bank’s properties.

Property Location	Description of Property
Main Office 349 Union Street Millersburg, PA 17061	Main Bank Office

Elizabethville Branch Office 4642 State Route 209 Elizabethville, PA 17023	Branch Bank

Dalmatia Branch Office School House Road Dalmatia, PA 17017	Branch Bank

Carlisle Pike Branch Office 4622 Carlisle Pike Mechanicsburg, PA 17050	Branch Bank

Harrisburg Branch Office 4098 Derry Street Harrisburg, PA 17111	Branch Bank

Harrisburg Branch Office 2615 North Front Street Harrisburg, PA 17110	Branch Bank

Tower City Branch Office 545 East Grand Avenue Tower City, PA 17980	Branch Bank

Dauphin Branch Office 1001 Peters Mountain Road Dauphin, PA 17018	Branch Bank

Miners-Lykens Branch Office 550 Main Street Lykens, PA 17048	Branch Bank

Allentown Boulevard Office 5500 Allentown Boulevard Harrisburg, PA 17112	Branch Bank

Market Square Office 17 N. Second Street Harrisburg, PA 17101	Branch Bank

MID PENN BANCORP, INC.

Steelton Office 51 South Front Street Steelton, PA 17113	Branch Bank

Middletown Office 1100 Spring Garden Drive Middletown, PA 17057	Branch Bank

Camp Hill Office 2101 Market Street Camp Hill, PA 17011	Branch Bank

Operations Center 906 N. River Road Halifax, PA 17032	Operations Center

All of these properties are in good condition and are deemed by management to be adequate for the bank’s purposes.

ITEM 3.	LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the company. MPB and the Bank have no proceedings pending other than ordinary routine litigation occurring in the normal course of business. In addition, management does not know of any material proceedings contemplated by governmental authorities against MPB or the Bank or any of its properties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 10, 2008, Mid Penn held a special meeting of shareholders to approve and adopt an amendment to the articles of incorporation to provide for up to 10,000,000 shares of preferred shares to be issued. The amendment was approved and adopted by the shareholders pursuant to the following vote totals:

Votes for the proposal	2,280,861
Votes against the proposal	98,037
Abstentions and broker non-votes	2,916

MID PENN BANCORP, INC.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol MPB. The following table shows the range of high and low sale prices for the Company’s stock and cash dividends paid for the quarters indicated.

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2008	$26.70	$23.00	$0.20
June 30, 2008	27.50	22.85	0.20
September 30, 2008	25.85	21.60	0.20
December 31, 2008	24.00	14.75	0.20

March 31, 2007	$25.45	$23.15	$0.20
June 30, 2007	26.86	22.00	0.20
September 30, 2007	26.50	23.70	0.20
December 31, 2007	27.10	23.75	0.20

Transfer Agent: Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016. Phone: 1-800-368-5948.

Number of Stockholders: As of February 6, 2009, there were approximately 1,489 shareholders of record of MPB’s common stock.

Dividends: A dividend of $.20 per share was paid during each quarter of 2008 and 2007. Mid Penn Bancorp, Inc. plans to continue a quarterly dividend payable in February, May, August and November. Additionally, a 5% stock dividend was paid in May of 2007.

Dividend Reinvestment and Stock Purchases: Stockholders of Mid Penn Bancorp, Inc. may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee. Voluntary cash contributions may also be made under the Plan. For additional information about the Plan, contact the Transfer Agent.

Annual Meeting: The Annual Meeting of the Stockholders of Mid Penn Bancorp, Inc. will be held at 10:00 a.m. on Tuesday, April 28, 2009, at 349 Union Street, Millersburg, Pennsylvania.

Accounting, Auditing and Internal Control Complaints: Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn Bank’s website: www.midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Mid Penn Bancorp, Inc.	100.00	123.21	116.80	126.63	144.70	116.69
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
Mid-Atlantic Custom Peer Group*	100.00	113.29	113.25	115.44	107.89	83.30

*	Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Source : SNL Financial LC, Charlottesville, VA

© 2009

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is attached to this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)

	2008	2007	2006	2005	2004
INCOME:
Total Interest Income	$31,856	$31,444	$28,214	$23,294	$20,077
Total Interest Expense	14,890	15,339	12,732	9,557	8,005
Net Interest Income	16,966	16,105	15,482	13,737	12,072
Provision for Possible Loan and Lease Losses	1,230	925	735	225	725
Noninterest Income	3,682	3,481	3,028	2,953	3,457
Noninterest Expense	14,726	12,596	11,263	10,262	9,030
Income Before Income Taxes	4,692	6,065	6,512	6,203	5,774
Provision for Income Taxes	1,104	1,394	1,624	1,600	1,405
Net Income	3,588	4,671	4,888	4,603	4,369

COMMON STOCK DATA PER SHARE:
Earnings Per Share (Basic)	$1.03	$1.34	$1.39	$1.31	$1.24
Earnings Per Share (Fully Diluted)	1.03	1.34	1.39	1.31	1.24
Cash Dividends Declared, historical	0.80	0.80	0.80	0.80	1.80
Stockholders’ Equity	14.61	11.56	11.12	10.48	10.03

AVERAGE SHARES OUTSTANDING (BASIC)	3,483,097	3,497,806	3,514,820	3,515,714	3,515,726
AVERAGE SHARES OUTSTANDING (FULLY DILUTED)	3,483,153	3,497,806	3,514,820	3,515,714	3,515,726

AT YEAR-END:
Investments	$52,739	$50,250	$57,261	$54,549	$44,613
Loans and Leases, Net of Unearned Discount	434,643	377,128	358,612	311,837	279,547
Allowance for Loan and Lease Losses	5,505	4,790	4,187	3,704	3,643
Total Assets	572,300	509,757	491,694	438,110	403,256
Total Deposits	436,824	372,817	364,226	325,274	301,144
Short-term Borrowings	23,977	37,349	24,275	12,342	13,801
Long-term Debt	55,223	54,581	59,713	59,838	49,957
Stockholders’ Equity	50,890	40,444	39,085	36,861	35,272

RATIOS:
Return on Average Assets	0.67%	0.94%	1.08%	1.10%	1.12%
Return on Average Stockholders’ Equity	8.83%	11.84%	12.93%	12.87%	12.73%
Cash Dividend Payout Ratio	77.67%	59.70%	54.79%	55.56%	131.38%
Allowance for Loan and Lease Losses to Loans and Leases	1.27%	1.27%	1.17%	1.19%	1.30%
Average Stockholders’ Equity to Average Assets	7.55%	7.82%	8.34%	8.55%	8.75%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MPB to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

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

•	technological changes;

•	acquisitions and integration of acquired businesses;

•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	acts of war or terrorism; and

•	disruption of credit and equity markets.

All written or oral forward-looking statements attributable to MPB are expressly qualified in their entirety by these cautionary statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of MPB’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto and other detailed information appearing elsewhere in this Annual Report. MPB is not aware of any known trends, events, uncertainties or of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on MPB’s liquidity, capital resources or operations.

Financial Summary

The consolidated earnings of MPB are derived primarily from the operations of its wholly owned subsidiary, Mid Penn Bank.

MPB earned net income of $3,588,000 for the year 2008, compared to $4,671,000 in 2007, which was a decrease of $1,083,000 or 23.2%. This represents net income in 2008 of $1.03 per share compared to $1.34 per share in 2007 and $1.39 per share in 2006.

Total assets of MPB continued to grow in 2008, reaching the level of $572,300,000, an increase of $62,543,000 or 12.3% over $509,757,000 at year-end 2007. The majority of growth came from increases in commercial real estate loans in the Capital Region. These increases were funded primarily through growth in deposits.

MPB’s return on average shareholders’ equity, (ROE), a widely recognized performance indicator in the financial industry, was 8.83% in 2008, 11.84% in 2007 and 12.93% in 2006. Return on average assets (ROA), another performance indicator, was 0.67% in 2008, 0.94% in 2007 and 1.08% in 2006.

MPB’s performance during 2008 was adversely impacted by several factors. First is the declining interest rate environment that persisted throughout the year. While MPB exhibited strong growth in both loans and deposits, the Federal Reserve’s program of interest rate cuts to spur a loosening of the credit markets blunted the benefit of this growth. MPB’s net interest margin declined to 3.50% in 2008 from 3.68% in 2007. Net interest income rose a modest $786,000 or 4.6% over 2007 levels in spite of a 9.9% increase in average earning assets.

Secondly, was the recording of severance expenses amounting to $478,000, related to the departure in October of the former CEO.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Thirdly, was an increase in provision for loan and lease losses, driven by the spreading weakness in the economy and the downturn in real estate values, which management considered in its portfolio reviews, and the continued strong growth in loan volumes, particularly from the Capital region of the company. Further discussion of this increase can be found in the Provision for Loan and Lease Losses section below.

Finally, 2008 was impacted by a write-down of other real estate assets to better align these properties with current market prices. A charge of $281,000 was recorded during the year to reflect these eroding market values.

MPB’s fundamental performance in 2008 was strong despite these issues and the general economic slowing and credit crisis issues experienced by the banking industry as a whole. MPB’s ongoing investment in marketing and business development in 2008 and 2007 was rewarded with strong growth in loans and deposits in its markets. MPB did not participate in subprime lending and faired better than many banks in the industry faced with problems associated with these lending practices during 2008.

The Bank’s tier one capital (to risk weighted assets) of $39,975,000 or 9.3% and total capital (to risk weighted assets) of $45,376,000 or 10.5% at December 31, 2008, are above the regulatory requirements, which is 4% for tier one capital and 8% for total capital. Tier one capital consists primarily of the bank’s stockholders’ equity. Total capital includes qualifying subordinated debt, if any, and the allowance for loan and lease losses, within permitted limits. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan losses may be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance may also require additional provisions for loan and lease losses.

Net Interest Income

Net interest income, MPB’s primary source of revenue, represents the difference between interest income and interest expense. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.

During 2008, net interest income increased $786,000 or 4.6% as compared to an increase of $756,000 or 4.6% in 2007. The average balances, effective interest differential, and interest yields for the years ended December 31, 2008, 2007, and 2006 and the components of net interest income, are presented in Table 1. A comparative presentation of the changes in net interest income for 2008 compared to 2007, and 2007 compared to 2006, is given in Table 2. This analysis indicates the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets decreased to 6.42% in 2008 from 6.98% in 2007. The yield on earning assets for 2006 was 6.80%. The change in the yield on earning assets was due primarily to changes in market interest rates and extreme rate competition within our market. The average “prime rate” for 2008 was 5.09% as compared to 8.06% for 2007 and 7.96% for 2006. The yield on earning assets is also negatively impacted by the loss of interest on nonperforming loans. During 2008, this loss of interest amounted to $335,000. Had this revenue been included in MPB’s earnings, the yield on earning assets would have increased 0.07%.

Interest expense decreased by $449,000, or 2.9%, in 2008 as compared to an increase of $2,607,000, or 20.5%, in 2007. The cost of interest bearing liabilities decreased to 3.35% in 2008 from 3.76% in 2007. The cost of interest bearing liabilities for 2006 was 3.45%. The reduction in cost of interest bearing liabilities was due to changes in market interest rates and MPB’s ability to reduce the rates on Money Market accounts and Certificates of Deposit. The reduction in market interest rates also had a positive impact on MPB’s cost for short-term borrowings.

Net interest margin, on a tax equivalent basis, influenced by fluctuations in interest rates in 2008 was 3.50% compared to 3.68% in 2007 and 3.81% in 2006. Management continues to monitor the net interest margin closely.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 1: AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

Income and Rates on a Taxable Equivalent Basis for Years Ended

(Dollars in thousands)

	December 31, 2008			December 31, 2007			December 31, 2006
	Average Balance	Interest	Average Rates	Average Balance	Interest	Average Rates	Average Balance	Interest	Average Rates
ASSETS:
Interest Earning Balances	$54,804	$2,499	4.56%	$46,900	$2,546	5.43%	$46,038	$2,225	4.83%
Investment Securities:
Taxable	19,870	831	4.18%	21,709	959	4.42%	24,138	1,044	4.33%
Tax-Exempt	27,287	1,895	6.94%	29,726	2,062	6.94%	28,402	1,950	6.87%

Total Securities	47,157			51,435			52,540

Federal Funds Sold	—	—		624	33	5.29%	564	29	5.14%
Loans and Leases, Net:
Taxable	394,674	26,713	6.77%	361,324	26,592	7.36%	324,720	23,598	7.27%
Tax-Exempt	8,994	648	7.20%

Total Loans and Leases, Net	403,668			361,324			324,720
Restricted Investment in Bank Stocks	3,657	134	3.66%	3,334	191	5.73%	3,205	174	5.43%

Total Earning Assets	509,286	32,720	6.42%	463,617	32,383	6.98%	427,067	29,020	6.80%

Cash and Due from Banks	7,745			7,559			7,000
Other Assets	21,326			25,012			19,100

Total Assets	$538,357			$496,188			$453,167

LIABILITIES & STOCKHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$36,551	$108	0.30%	$35,048	$144	0.41%	$31,877	$90	0.28%
Money Market	69,251	1,456	2.10%	63,927	2,208	3.45%	60,968	1,898	3.11%
Savings	25,607	65	0.25%	25,513	72	0.28%	24,772	61	0.25%
Time	230,773	9,903	4.29%	203,671	9,006	4.42%	172,792	6,819	3.95%
Short-term Borrowings	29,144	608	2.09%	22,528	1,049	4.66%	14,937	686	4.59%
Long-term Debt	52,843	2,750	5.20%	56,908	2,860	5.03%	63,329	3,178	5.02%

Total Interest
Bearing Liabilities	444,169	14,890	3.35%	407,595	15,339	3.76%	368,675	12,732	3.45%

Demand Deposits	47,274			44,021			43,161
Other Liabilities	6,456			5,734			3,527
Stockholders’ Equity	40,458			38,838			37,804

Total Liabilities and Stockholders’ Equity	$538,357			$496,188			$453,167

Net Interest Income		$17,830			$17,044			$16,288

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			6.42%			6.98%			6.80%
Rate on Supporting Liabilities			3.35%			3.76%			3.45%
Average Interest Spread			3.07%			3.22%			3.34%
Net Interest Margin			3.50%			3.68%			3.81%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Interest and average rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%. For purposes of calculating loan yields, average loan balances include nonaccrual loans.

Loan fees of $637,000, $604,000 and $748,000 are included with interest income in Table 1 for the years 2008, 2007 and 2006, respectively.

TABLE 2: VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Dollars in thousands)

	2008 Compared to 2007 Increase (Decrease) Due to Change In:			2007 Compared to 2006 Increase (Decrease) Due to Change In:
Taxable Equivalent Basis	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$429	$(476)	$(47)	$42	$279	$321
Investment Securities:
Taxable	(81)	(47)	(128)	(105)	20	(85)
Tax-Exempt	(169)	2	(167)	91	21	112

Total Investment Securities	(250)	(45)	(295)	(14)	41	27

Federal Funds Sold	(33)	—	(33)	3	1	4
Loans and Leases, Net	3,116	(2,347)	769	2,661	333	2,994
Restricted Investment Bank Stocks	19	(76)	(57)	7	10	17

Total Interest Income	3,281	(2,944)	337	2,699	664	3,363

INTEREST EXPENSE:
Interest Bearing Deposits:
NOW	6	(42)	(36)	9	45	54
Money Market	184	(936)	(752)	92	218	310
Savings	—	(7)	(7)	2	9	11
Time	1,198	(301)	897	1,220	967	2,187

Total Interest Bearing Deposits	1,388	(1,286)	102	1,323	1,239	2,562

Short-term Borrowings	308	(749)	(441)	348	15	363
Long-term Debt	(204)	94	(110)	(322)	4	(318)

Total Interest Expense	1,492	(1,941)	(449)	1,349	1,258	2,607

NET INTEREST INCOME	$1,789	$(1,003)	$786	$1,350	$(594)	$756

The effect of changing volume and rate has been allocated entirely to the rate column. Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

Provision for Loan and Lease Losses

The provision for loan and lease losses charged to operating expense represents the amount deemed appropriate by management to maintain an adequate allowance for possible loan and lease losses. Following its model for loan and lease loss allowance adequacy, management made a $1,230,000 provision in 2008, as well as a provision of $925,000 in 2007, and $735,000 in 2006. The allowance for loan and lease losses as a percentage of total loans was 1.27% at December 31, 2008, compared to 1.27% at December 31, 2007, and 1.17% at December 31, 2006, which has been higher than that of peer financial institutions due to MPB’s higher level of loans to finance commercial real estate. The higher 2008 provision was due to ongoing concern surrounding the deteriorating health of the overall economy and the volume of nonperforming loans continuing to be at levels higher than historically experienced. The robust growth in the loan portfolio during 2008 also contributed to the increased level of provision for the year. A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 3: ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)

	Years ended December 31,
	2008	2007	2006	2005	2004
Balance, beginning of year	$4,790	$4,187	$3,704	$3,643	$2,992
Loans and leases charged off:
Commercial real estate, construction and land development	384	—	17	32	25
Commercial, industrial and agricultural	70	100	158	29	10
Real estate—residential	—	—	—	—	8
Consumer	188	231	134	138	78
Leases	5	129	—	—	—

Total loans and leases charged off	647	460	309	199	121

Recoveries on loans and leases previously charged off:
Commercial real estate, construction and land development	1	—	—	—	—
Commercial, industrial and agricultural	20	5	3	12	8
Real estate—residential	—	—	—	—	—
Consumer	111	49	54	23	39
Leases	—	84	—	—	—

Total loans and leases recovered	132	138	57	35	47

Net charge-offs	515	322	252	164	74

Provision for loan and lease losses	1,230	925	735	225	725

Balance, end of year	$5,505	$4,790	$4,187	$3,704	$3,643

Ratio of net charge-offs during the year to average loans and leases outstanding during the year, net of unearned discount	0.13%	0.09%	0.08%	0.06%	0.03%

Allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2008	1.27%	1.27%	1.17%	1.18%	1.30%

Allowance for loan and lease losses as a percentage of non-performing assets at December 31, 2008	73.01%	65.23%	172.02%	111.67%	205.24%

Noninterest Income

A summary of the major components of noninterest income for the years ended December 31, 2008, 2007, and 2006 is found in Table 4. During 2008, MPB earned $3,682,000 in noninterest income, compared to $3,481,000 earned in 2007 and $3,028,000 earned in 2006.

Service charges on deposit accounts amounted to $1,654,000 for 2008, an increase of $155,000 or 10.3% compared to $1,499,000 for 2007, which was an increase of $123,000 or 8.9% above 2006. The majority of this increase is attributable to the general growth in transaction accounts during 2008.

MPB owns cash surrender value of life insurance policies on its directors. The income on these policies amounted to $267,000 during the year 2008, $271,000 in 2007, and $219,000 in 2006.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Trust department income for 2008 was $313,000, a $6,000 or 1.9% decrease from $319,000 in 2007, which was a $61,000 or 23.6% increase from $258,000 in 2006. Trust Department income can fluctuate from year to year, due to the number of estates settled during the year.

Significant revenue originated from our portfolio of ATM and debit cards. This is in the form of interchange fees generated by cardholder transactions. During 2008, MPB switched its third-party card processor, generating increased revenue, which coupled with increasing customer usage led to earnings of $375,000, a $44,000 or 13.3% increase from $ $331,000 in 2007, which was a $60,000 increase from 2006.

MPB also earned $175,000 in 2008, $155,000 in 2007, and $112,000 in 2006 in fees from the third-party seller of investments whose services the Bank has contracted.

Other income amounted to $726,000 in 2008, $746,000 in 2007, and $633,000 in 2006.

TABLE 4: NONINTEREST INCOME

(Dollars in thousands)

	Years ended December 31,
	2008	2007	2006
Trust department income	$313	$319	$258
Service charges on deposits	1,654	1,499	1,376
Investment securities gains, net	9	—	33
Increase in bank-owned life insurance	267	271	219
Mortgage banking income	163	160	126
ATM debit card interchange income	375	331	271
Retail investment revenue	175	155	112
Other	726	746	633

Total Noninterest Income	$3,682	$3,481	$3,028

Noninterest Expense

A summary of the major components of noninterest expense for the years ended December 31, 2008, 2007, and 2006 is reflected in Table 5. Noninterest expense increased to $14,726,000 in 2008 from $12,596,000 in 2007 and $11,263,000 in 2006.

The major component of noninterest expense is salaries and employee benefits. The number of full-time equivalent employees increased from 143 to 152 during 2008. Increases in the 2008 workforce primarily included additions to support functions within the company, in order to support future growth. MPB also recognized a full year of salaries and employee benefits following the acquisition of the Camp Hill office during September of 2007.

Marketing and advertising expense increased from $403,000 in 2007 to $525,000 in 2008, which is attributed to the promotions surrounding MPB’s 140th anniversary celebration as well as continuing promotion of loan and deposit products to enhance market share.

Occupancy and equipment expenses also increased in 2008 due to the recognition of a full year expenses for the new Camp Hill office and the relocated Elizabethville office, coupled with rising utility costs.

Legal and professional expenses increased in 2008 to $694,000 from $562,000 in 2007. MPB incurred increased legal fees associated with its loan workout efforts. The increase was also driven by ongoing projects within the technology and human resources area to enhance MPB’s ability to attract and retain new customers and employees.

Another expense of note in 2008 was the increase in FDIC insurance premiums resulting from the ongoing financial crisis. In 2008, MPB’s FDIC premium expense was $116,000 compared with $43,000 in 2007.

Severance expense related to the departure of the former CEO in October of 2008 was $478,000. This reflects the contractual payments due under the terms of his employment contract with MPB.

The final significant item was the loss on sale or write-down on foreclosed assets of $281,000 in 2008 as compared with minimal amounts in both 2007 and 2006. This item resulted from MPB’s ongoing analysis of the carrying values of our repossessed properties and the adjustment of their values to current market rates in the face of the overall decline in real estate values plaguing the economy.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 5: NONINTEREST EXPENSE

(Dollars in thousands)

	Years ended December 31,
	2008	2007	2006
Salaries and employee benefits	$7,197	$6,554	$6,000
Severance expense	478	—	—
Occupancy expense, net	967	868	622
Equipment expense	870	828	699
Pennsylvania bank shares tax expense	315	329	286
Legal and professional expense	694	562	560
Early withdrawal penalty on investment CDs	—	—	191
Marketing and advertising expense	525	403	255
ATM debit card processing expense	169	140	129
Director fees and benefits expense	354	322	250
Computer expense	457	434	378
Stationery and supplies expense	242	263	235
Postage expense	162	152	139
Meals, travel, and lodging expense	146	109	96
Contributions expense	134	97	60
Internet banking expense	112	88	59
Courier expense	112	107	92
Core deposit intangible expense	66	131	39
Service charge expense	90	88	76
FDIC insurance	116	43	41
Loss / write-down on sale of foreclosed assets	281	—	6
Other	1,239	1,078	1,050

Total Noninterest Expense	$14,726	$12,596	$11,263

Investments

MPB’s investment portfolio is utilized to provide liquidity and managed to maximize return within reasonable risk parameters.

MPB’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded at fair value. Our investments: US Treasury, Agency and Municipal securities are valued at a market price relative to investments of the same type with similar maturity dates. As the interest rate environment of these securities changes, the value of securities changes accordingly.

As of December 31, 2008, SFAS No. 115 (the marking of securities to market value) resulted in an increase in shareholders’ equity of $553,000 (unrealized gain on securities of $838,000 less estimated income tax expense of $285,000). At December 31, 2007, SFAS No. 115 resulted in an increase in the unrealized gain included in other comprehensive income of $434,000 (unrealized gain on securities of $657,000 less estimated income tax expense of $223,000) compared to a December 31, 2006 increase in the unrealized gain included in other comprehensive income of $291,000 (unrealized gain on securities of $441,000, less estimated income tax expense of $150,000). MPB does not have any significant concentrations within investment securities.

Table 6 provides a history of the amortized cost of investment securities at December 31, for each of the past three years. The unrealized gains and losses on investment securities are shown in Note 6 to the Consolidated Financial Statements.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 6: AMORTIZED COST OF INVESTMENT SECURITIES

(Dollars in thousands)

	December 31,
	2008	2007	2006
U.S. Treasury and U.S. government agencies	$22,347	$12,044	$15,015
Mortgage-backed U.S. government agencies	4,154	6,862	9,041
State and political subdivision obligations	25,151	30,437	29,050
Equity securities	250	250	250

Total	$51,902	$49,593	$53,356

Maturity and yield information relating to the investment portfolio is shown in Table 7.

TABLE 7: INVESTMENT MATURITY AND YIELD

Amortized Cost

(Dollars in thousands)

	December 31, 2008
	One Year and Less	After One Year thru Five Years	After Five Years thru Ten Years	After Ten Years	Total
U.S. Treasury and U.S. government agencies	$11,503	$4,602	$6,242	$—	$22,347
State and political subdivision obligations	140	4,450	11,865	8,696	25,151
Mortgage-backed U.S. government agencies	—	20	22	4,112	4,154
Equity securities	—	—	—	250	250

Total	$11,643	$9,072	$18,129	$13,058	$51,902

	One Year and Less	After One Year thru Five Years	After Five Years thru Ten Years	After Ten Years	Total
Weighted Average Yields
U.S. Treasury and U.S. government agencies	4.31%	4.33%	4.93%		4.49%
State and political subdivision obligations (FTE)	6.70%	7.10%	7.00%	6.40%	6.81%
Mortgage-backed U.S. government agencies		6.50%	4.17%	5.13%	5.13%
Equity securities				3.75%	3.75%

Total	4.34%	5.69%	6.28%	5.95%	5.66%

Loans

At December 31, 2008, loans and leases totaled $434,643,000; a $57,515,000 or 15.3% increase from December 31, 2007. During 2008, MPB experienced a net increase in commercial real estate and commercial/industrial loans of approximately $43,534,000, the majority of which was generated in the greater Harrisburg (Capital) Region.

At December 31, 2008, loans, net of unearned income, represented 80.2% of earning assets as compared to 77.9% on December 31, 2007, and 76.1% on December 31, 2006.

The Bank’s loan portfolio is diversified among individuals, farmers, and small and medium-sized businesses generally located within the Bank’s trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County. Commercial real estate, construction and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial and agricultural loans are made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no concentration of credit to any one borrower or industry segment. The only concentration is in loans secured by commercial real estate.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A distribution of the Bank’s loan portfolio according to major loan classification is shown in Table 8.

TABLE 8: LOAN PORTFOLIO

(Dollars in thousands)

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, construction and land development	$234,762	53.9	$197,192	52.1	$191,420	63.0	$183,543	58.6	$163,145	58.0
Commercial, industrial and agricultural	71,385	16.4	65,421	17.3	60,566	16.8	39,820	12.7	28,211	10.0
Real estate—residential	118,547	27.2	106,141	28.0	98,323	27.3	80,530	25.7	77,662	27.6
Consumer	11,103	2.5	9,987	5.0	10,027	2.8	9,530	3.0	12,065	4.3

Total Loans	435,797	100.0	378,741	100.0	360,336	100.0	313,423	100.0	281,083	100.0

Unearned income	(1,154)		(1,613)		(1,763)		(1,586)		(1,536)

Loans net of unearned discount	434,643		377,128		358,573		311,837		279,547
Allowance for loan and lease losses	(5,505)		(4,790)		(4,187)		(3,704)		(3,643)

Net loans	$429,138		$372,338		$354,386		$308,133		$275,904

MPB’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9: LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)

	December 31, 2008
	One Year and Less	After One Year thru Five Years	After Five Years	Total
Commercial real estate, construction and land development	$18,315	$14,198	$202,249	$234,762
Commercial, industrial and agricultural	4,014	23,158	44,213	71,385
Real estate—residential mortgages	11,756	26,182	80,609	118,547
Consumer	1,899	4,817	3,233	9,949

Total	$35,984	$68,355	$330,304	$434,643

Rate Sensitivity
Predetermined rate	$22,305	$53,227	$42,813	$118,345
Floating or adjustable rate	122,475	187,316	6,507	316,298

Total	$144,780	$240,543	$49,320	$434,643

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level believed adequate by Management to absorb potential losses in the loan and lease portfolio. MPB has a loan review department that is charged with establishing a “watch list” of potentially unsound loans, identifying unsound credit practices and suggesting corrective actions. A quarterly review and reporting process is in place for monitoring those loans that are on the “watch list.” Each credit on the “watch list” is evaluated to estimate potential losses. In addition, loss estimates for each category of

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

credit are provided based on Management’s judgment, which considers past experience, current economic conditions and other factors. For installment, real estate mortgages and other consumer loans, specific reserve allocations are based on past loss experience adjusted for recent portfolio growth and economic trends.

Calculated amounts resulting from this analysis are “specific” allocations. The amounts not specifically provided for individual classes of loans are considered “general.” The general portion of the allowance is determined and based on judgments regarding economic lending conditions, management trends and other factors.

The 2008 provision of $1,230,000 is an increase of $305,000 over the $925,000 provision in 2007. The larger provision is reflective of the robust growth in the loan portfolio during 2008 as well as the widening deterioration in economic conditions and the continuing decline of the real estate market.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 10 as of December 31 of each of the past five years. The allowance for loan and lease losses at December 31, 2008 was $5,505,000, or 1.27% of total loans less unearned discount as compared to $4,790,000, or 1.27% at December 31, 2007 and $4,187,000 or 1.17% at December 31, 2006.

TABLE 10: ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Commercial real estate, construction and land development	$3,326	$2,908	$2,462	$2,037	$2,368
Commercial, industrial and agricultural	1,860	1,607	1,515	1,481	1,093
Real estate – residential	87	75	54	52	65
Consumer	172	148	124	110	83
General	60	52	32	24	34

Total allowance for loan and lease losses	$5,505	$4,790	$4,187	$3,704	$3,643

Nonperforming Assets

Nonperforming assets, other than consumer loans and 1-4 family residential mortgages, include impaired and nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate (including residential property). Nonaccrual loans are loans on which we no longer recognize daily interest income. A loan is generally classified as nonaccrual when principal or interest has consistently been in default for a period of 90 days or more, or because of a deterioration in the financial condition of the borrower, payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection or repayment. Restructured loans are those loans whose terms have been modified to lower interest or principal payments because of borrower financial difficulties. Foreclosed assets held for sale include those assets that have been acquired through foreclosure for debts previously contracted, in settlement of debt.

Consumer loans are generally recommended for charge-off when they become 90 days delinquent. All 1-4 family residential mortgages 90 days or more past due are reviewed quarterly by Management, and collection decisions are made in light of the analysis of each individual loan. The amount of consumer and residential mortgage loans past due 90 days or more at year-end was $465,000, $916,000 and $586,000 in 2008, 2007 and 2006, respectively.

A presentation of nonperforming assets as of December 31 for each of the past five years is given in Table 11. At December 31, 2008, there were ten parcels of primarily residential real estate in Other Real Estate Owned. The foreclosed assets held for sale at December 31, 2007, consisted of three parcels of commercial real estate in Other Real Estate Owned and three lease repossessions in Other Assets-Repossessed Property.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 11: NONPERFORMING ASSETS

(Dollars in thousands)

	December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$4,113	$4,317	$1,293	$1,773	$873
Past due 90 days or more	1,860	2,439	995	1,086	397
Restructured loans	51	—	—	—	—

Total nonperforming loans	6,024	6,756	2,288	2,859	1,270
Foreclosed assets held for sale	1,516	587	146	458	505

Total nonperforming assets	$7,540	$7,343	$2,434	$3,317	$1,775

Percent of loans outstanding	1.73%	1.94%	0.68%	1.06%	0.63%
Percent of total assets	1.32%	1.44%	0.50%	0.76%	0.44%

There are no trends or uncertainties related to nonperforming assets, which Management expects will materially impact future operating results, liquidity or capital resources.

Deposits and Other Funding Sources

MPB’s primary source of funds is its deposits. Total deposits at December 31, 2008, increased by $64,007,000 or 17.2% over December 31, 2007, which increased by $8,591,000 or 2.4% over December 31, 2006. Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2008, 2007, and 2006 are presented in Table 12.

Average short-term borrowings for 2008 were $29,144,000 as compared to $22,528,000 in 2007. These borrowings included customer repurchase agreements, treasury tax and loan option borrowings and federal funds purchased. A $5,000,000 and a $10,000,000 long-term borrowing matured in 2008, while one $795,000 and three $5,000,000 long-term borrowings were entered into during the year.

At December 31, 2008, the Bank had $46,108,000 in brokered deposits. Due to our success in the local deposit environment, the Bank reduced its brokered deposit funding a net of $3,649,000 in 2008 after having added $10,000,000 in 2007.

TABLE 12: DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)

	Years ended December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$47,393	0.00%	$44,021	0.00%	$43,161	0.00%
Interest-bearing demand deposits	36,551	0.30%	35,048	0.41%	31,877	0.28%
Money market	69,251	2.10%	63,927	3.45%	60,968	3.11%
Savings	25,607	0.25%	25,513	0.28%	24,772	0.25%
Time	230,773	4.29%	203,671	4.42%	172,792	3.95%

Total	$409,575	2.81%	$372,180	3.07%	$333,570	2.66%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The maturity distribution of time deposits of $100,000 or more is reflected in Table 13.

TABLE 13: MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)

	December 31,
	2008	2007	2006
Three months or less	$12,446	$8,536	$675
Over three months to twelve months	38,264	19,952	11,300
Over twelve months	22,682	15,453	22,010

Total	$73,392	$43,941	$33,985

Capital Resources

Stockholders’ equity, or capital, is evaluated in relation to total assets and the risk associated with those assets. The detailed computation of the Bank’s regulatory capital ratios can be found in Note 17 of Item 8, Notes to Consolidated Financial Statements, on page 57. The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. Too much capital, however, indicates that not enough of the company’s earnings have been paid to stockholders and the buildup makes it difficult for a company to offer a competitive return on the stockholders’ capital going forward. For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Capital growth is achieved by retaining more in earnings than is paid out to our stockholders. Stockholders’ equity increased in 2008 by $10,466,000 or 25.8%, in 2007 by $1,359,000 or 3.5%, and by $2,224,000 or 6.0% in 2006. Capital was positively impacted in 2008 by the addition of $10,000,000 from the U.S. Treasury’s Capital Purchase Program. The program was designed to provide well-capitalized, secure financial institutions with additional capital in order to increase the flow of credit into the economy. The program details are discussed in the following section.

MPB’s normal dividend payout allows for quarterly cash returns to its stockholders and provides earnings retention at a level sufficient to finance future growth. The dividend payout ratio, which represents the percentage of annual net income returned to the stockholders in the form of cash dividends, was 77% for 2008 compared to 60% for 2007 and 55% for 2006.

In December of 2008, MPB retired its treasury stock.

Capital Purchase Program Participation

December 19, 2008, Mid Penn Bancorp, Inc. (the “Company”) entered into and closed a Letter Agreement (including the Securities Purchase Agreement – Standard Terms) (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in the Company under the Treasury’s Capital Purchase Program (the “CPP”).

Under the Purchase Agreement, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference, and (2) a Warrant to purchase up to 73,099 shares of the Company’s common stock at an exercise price of $20.52 per share.

The preferred shares pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the preferred shares. If dividends on the preferred shares have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the Company’s authorized number of directors will automatically be increased by two, and holders of the preferred stock, voting together with holders of any then outstanding parity stock, will have the right to elect those directors at the Company’s next annual meeting of shareholders or special meeting of shareholders called for that purpose. These preferred share directors would be elected annually and serve until all accrued and unpaid dividends on the preferred shares have been paid.

The preferred shares may be redeemed by MPB at the aggregate liquidation value plus any unpaid dividends after February 15, 2012. Prior to this date, the preferred shares may only be redeemed by the Company in an amount up to the cash proceeds (minimum $2,500,000) from qualifying equity offerings of any Tier 1 perpetual preferred or common stock. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until December 19, 2011, or such earlier time as all preferred shares have been redeemed by the Company or transferred by Treasury to third parties that are not affiliated with Treasury, the Company may not, without Treasury’s consent, increase its dividend rate per share of common stock or, with certain limited exceptions, repurchase its common stock.

The warrant is immediately exercisable and has a 10-year term. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

of the warrant; however, this agreement not to vote the shares does not apply to any person who may acquire such shares. If the Company receives aggregate gross proceeds of at least $10,000,000 from one or more qualifying equity offerings of Tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, the number of shares of common stock underlying the warrant then held by Treasury will be reduced by one half of the original number of shares underlying the warrant, after taking into account all adjustments.

The preferred shares and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Company has filed a shelf registration statement covering the preferred shares, the warrant and the common stock underlying the warrant. Treasury and other future holders of the preferred shares, the warrant or the common stock issued pursuant to the warrant also have piggyback and demand registration rights with respect to these securities. None of the preferred shares, the warrant, or the shares issuable upon exercise of the warrant are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the warrant shares prior to December 31, 2009.

In the Purchase Agreement, the Company agreed that, until such time as the Treasury ceases to own any securities acquired from MPB pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that benefit plans with respect to our senior executive officers comply with Section 111(b) of the Emergency Economic Stability Act of 2008 (the “EESA”) and applicable guidance or regulations issued by the Secretary of the Treasury. The applicable executive compensation requirements apply to the compensation of the Company’s Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers.

Emergency Economic Stabilization Act of 2008

On December 19, 2008, the United States Department of the Treasury purchased $10 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A from MPB under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Institutions that receive financial assistance under the TARP Capital Purchase Program must comply with the executive compensation and corporate governance requirements under Section 111 of the Emergency Economic Stabilization Act of 2008, which was amended by the American Recovery and Reinvestment Act of 2009. These requirements, the compliance of which must be annually certified by MPB’s chief executive officer and chief financial officer, include:

1.	Limits on compensation that exclude incentives for senior executive officers of MPB to take unnecessary and excessive risks that threaten the value of MPB during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding;

2.	A provision for the recovery by MPB of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of MPB based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate;

3.	A prohibition on MPB making any golden parachute payment to a senior executive officer or any of the next five most highly-compensated employees of MPB during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding;

4.	A prohibition on MPB paying or accruing any bonus, retention award, or incentive compensation to the most highly compensated employee of MPB during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding, except that any prohibition shall not apply to the payment of long-term restricted stock by MPB, provided that such long-term restricted stock –

i.	Does not fully vest during the period in which any obligation arising from financial assistance provided to MPB remains outstanding;

ii.	Has a value in an amount that is not greater than one-third of the total amount of annual compensation of the employee receiving the stock; and

iii.	Is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest;

5.	Prohibition on any compensation plan that would encourage manipulation of the reported earnings of MPB to enhance the compensation of any of its employees; and

6.	Requirement that MPB’s compensation committee remains entirely independent and meet at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to MPB from such plans.

In addition to these requirements, MPB must have in place a company-wide policy regarding excessive or luxury expenditures and must permit a separate shareholder vote to approve the compensation of executives as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Federal Income Taxes

Federal income tax expense for 2008 was $1,104,000 compared to $1,394,000 and $1,624,000 in 2007 and 2006, respectively. The effective tax rate was 24% for 2008, 23% for 2007 and 25% for 2006.

Liquidity

MPB’s asset-liability management policy addresses the management of MPB’s liquidity position and its ability to raise sufficient funds to meet deposit withdrawals, fund loan growth and meet other operational needs. MPB utilizes its investments as a source of liquidity, along with deposit growth and increases in repurchase agreements and borrowings. (See Deposits and Other Funding Sources which appears earlier in this discussion.) Liquidity from investments is provided primarily through investments and interest-bearing balances with maturities of one year or less. Funds are available to MPB through loans from the Federal Home Loan Bank and established federal funds (overnight) lines of credit. MPB’s major source of funds is its core deposit base.

Major sources of cash in 2008 came from the net increase in deposits of $64,007,000, as well as the proceeds from investment securities and long-term borrowings of $18,420,000 and $15,795,000, respectively. Another major source of funds were the proceeds from the U.S. Treasury’s Capital Purchase Program of $10,000,000.

The major use of cash in 2008 was a net increase in loans and leases of $59,586,000. Other major uses of cash included the purchase of investment securities of $20,515,000, the increase in interest-bearing balances of $4,216,000, the payment of $2,787,000 in cash dividends, and the purchase of bank premises and equipment of $1,587,000.

Major sources of cash in 2007 came from operations and a net increase in deposits of $8,591,000, as well as an increase in short-term borrowings of $13,074,000. Another major source of funds were proceeds from the maturity of investment securities of $10,074,000.

The major use of cash in 2007 was a net increase in loans and leases of $19,385,000. Other major uses of cash included the purchase of investment securities of $6,670,000, the payment of $2,773,000 in cash dividends, and the purchase of bank premises and equipment of $1,885,000.

Effects of Inflation

A bank’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on its financial results depends principally upon MPB’s ability to react to changes in interest rates and, by such reaction, mitigate the inflationary impact on performance. Interest rates do not necessarily move in the same direction or at the same magnitude as the prices of other goods and services. As discussed previously, Management seeks to manage the relationship between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Information shown elsewhere in this Annual Report will assist in the understanding of how MPB is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net liabilities, as well as the composition of loans, investments and deposits should be considered.

Off-Balance Sheet Items

MPB makes contractual commitments to extend credit and extends lines of credit, which are subject to MPB’s credit approval and monitoring procedures.

As of December 31, 2008, commitments to extend credit amounted to $98,034,000 as compared to $88,148,000 as of December 31, 2007.

MPB also issues financial standby letters of credit to its customers. The risk associated with financial standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers. Financial standby letters of credit decreased to $10,517,000 at December 31, 2008, from $11,480,000 at December 31, 2007.

Comprehensive Income

Comprehensive Income is a measure of all changes in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between Net Income and Comprehensive Income is termed “Other Comprehensive Income.” For MPB, Other Comprehensive Income consists primarily of unrealized gains and losses on available-for-sale securities, net of deferred income tax. Other Comprehensive Income also includes a pension component in accordance with FASB Statement No. 158. Comprehensive Income should not be construed to be a measure of Net Income. The effect of Other Comprehensive Income would only be reflected in the income statement if the entire portfolio of available-for-sale securities were sold on the statement date. The amount of unrealized gains or losses reflected in Comprehensive Income may vary widely at statement dates depending on the markets as a whole and how interest rate movements affect the market value of the portfolio of available-for-sale securities. Other Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006 was $404,000, ($33,000) and $86,000, respectively.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, MPB’s primary source of market risk is interest rate risk. Interest rate risk is the exposure to fluctuations in MPB’s future earnings (earnings at risk) resulting from changes in interest rates. This exposure or sensitivity is a function of the repricing characteristics of MPB’s portfolio of assets and liabilities. Each asset and liability reprices either at maturity or during the life of the instrument. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period of time.

The principal purpose of asset-liability management is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Net interest income is increased by increasing the net interest margin and by volume growth. Thus the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

MPB utilizes an asset-liability management model to measure the impact of interest rate movements on its interest rate sensitivity position. MPB’s management also reviews the traditional maturity gap analysis regularly. MPB does not attempt to achieve an exact match between interest sensitive assets and liabilities because it believes that an actively managed amount of interest rate risk is inherent and appropriate in the management of the Corporation’s profitability.

Modeling techniques and simulation analysis involve assumptions and estimates that inherently cannot be measured with complete precision. Key assumptions in the analyses include maturity and repricing characteristics of assets and liabilities, prepayments on amortizing assets, non-maturing deposit sensitivity, and loan and deposit pricing. These assumptions are inherently uncertain due to the timing, magnitude and frequency of rate changes and changes in market conditions and management strategies, among other factors. However, the analyses are useful in quantifying risk and provide a relative gauge of MPB’s interest rate risk position over time.

Management reviews interest rate risk on a monthly basis. This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 14, indicate that there would not be a significant variance in net interest income over a one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by Management. At December 31, 2008, all interest rate risk levels according to the model were within the tolerance limits of Board approved policy. In addition, the table does not take into consideration changes, which Management would make to realign its portfolio in the event of a changing rate environment.

TABLE 14: EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2008			December 31, 2007
Change in Basis Points	% Change in Net Interest Income	Risk Limit	Change in Basis Points	% Change in Net Interest Income	Risk Limit
300	-11.97%	+/- 25%	300	1.69%	+/- 25%
200	-7.89%	+/- 15%	200	1.10%	+/- 15%
100	-4.02%	+/- 10%	100	0.46%	+/- 10%
0			0
(100)	3.99%	+/- 10%	(100)	-0.65%	+/- 10%
(200)	7.76%	+/- 15%	(200)	-1.35%	+/- 15%
(300)	11.69%	+/- 25%	(300)	-2.10%	+/- 25%

MID PENN BANCORP, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

MID PENN BANCORP, INC.	Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mid Penn Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries (collectively, the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. The Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion.

Williamsport, Pennsylvania
March 2, 2009

MID PENN BANCORP, INC.	Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$7,478	$10,599
Interest-bearing balances with other financial institutions	51,046	46,830
Available-for-sale investment securities	52,739	50,250
Loans and leases	434,643	377,128
Less: Allowance for loan and lease losses	(5,505)	(4,790)

Net loans and leases	429,138	372,338

Bank premises and equipment, net	11,377	10,638
Restricted investment in bank stocks	3,618	3,822
Foreclosed assets held for sale	1,516	529
Accrued interest receivable	2,747	2,818
Deferred income taxes	2,150	2,053
Goodwill	1,016	1,016
Core deposit and other intangibles, net	406	473
Cash surrender value of life insurance	7,437	6,961
Other assets	1,632	1,430

Total Assets	$572,300	$509,757

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$48,602	$46,478
Interest bearing demand	39,048	36,627
Money Market	75,750	62,596
Savings	25,364	25,101
Time	248,060	202,015

Total Deposits	436,824	372,817
Short-term borrowings	23,977	37,349
Long-term debt	55,223	54,581
Accrued interest payable	2,411	1,990
Other liabilities	2,975	2,576

Total Liabilities	521,410	469,313

Stockholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued at December 31, 2008	10,000	—
Common stock, par value $1 per share; authorized 10,000,000 shares; 3,533,340 shares issued at December 31, 2008 and December 31, 2007, respectively	3,480	3,533
Warrants	70	—
Additional paid-in capital	29,768	31,107
Retained earnings	7,168	6,660
Accumulated other comprehensive income (loss)	404	284
Treasury stock, at cost (0 and 43,706 shares at December 31, 2008 and December 31, 2007, respectively)	—	(1,140)

Stockholders’ Equity, Net	50,890	40,444

Total Liabilities and Stockholders’ Equity	$572,300	$509,757

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statemnets of Income

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
INTEREST INCOME
Interest & fees on loans and leases	$27,141	$26,357	$23,455
Interest on interest-bearing balances	2,499	2,546	2,225
Interest and dividends on investment securities:
U.S. Treasury and government agencies	819	944	1,032
State and political subdivision obligations, tax-exempt	1,251	1,361	1,287
Other securities	146	203	186
Interest on federal funds sold and securities purchased under agreements to resell	—	33	29

Total Interest Income	31,856	31,444	28,214

INTEREST EXPENSE
Interest on deposits	11,532	11,430	8,868
Interest on short-term borrowings	608	1,049	686
Interest on long-term debt	2,750	2,860	3,178

Total Interest Expense	14,890	15,339	12,732

Net Interest Income	16,966	16,105	15,482
PROVISION FOR LOAN AND LEASE LOSSES	1,230	925	735

Net Interest Income After Provision for Loan and Lease Losses	15,736	15,180	14,747

NONINTEREST INCOME
Trust department income	313	319	258
Service charges on deposits	1,654	1,499	1,376
Investment securities gains, net	9	—	33
Increase in cash surrender value of life insurance	267	271	219
Mortgage banking income	163	160	126
Other income	1,276	1,232	1,016

Total Noninterest Income	3,682	3,481	3,028

NONINTEREST EXPENSE
Salaries and employee benefits	7,197	6,554	5,998
Severance expense	478	—	—
Occupancy expense, net	967	868	622
Equipment expense	870	828	699
Pennsylvania Bank Shares tax expense	315	329	286
Legal and Professional fees	694	562	560
Director fees and benefits expense	354	322	250
Marketing and advertising expense	525	403	255
Computer expense	457	434	378
Stationery and supplies expense	242	263	235
Loss on sale / write-down of foreclosed assets	281	—	6
Other expenses	2,346	2,033	1,974

Total Noninterest Expense	14,726	12,596	11,263

INCOME BEFORE PROVISION FOR INCOME TAXES	4,692	6,065	6,512
Provision for income taxes	1,104	1,394	1,624

NET INCOME	$3,588	$4,671	$4,888

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Stockholders’ Equity

FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in thousands, except share data)

	Common Stock	Preferred Stock	Warrants	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2005	$3,208	$0	$0	$23,472	$10,486	$231	$(536)	$36,861

Comprehensive income:
Net income	—	—	—	—	4,888	—	—	4,888
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	60	—	60
Adjustment to initially apply FASB Statement No. 158, net of tax								—
Net transition obligation	—	—	—	—	—	(58)	—	(58)
Net gain	—	—	—	—	—	84	—	84

Total comprehensive income								4,974

Cash dividends ($.80 per share)	—	—	—	—	(2,652)	—	—	(2,652)
Stock dividend 5% issued February 2006	159	—	—	3,980	(4,139)	—	—	—
Purchase of treasury stock (3,982 shares)	—	—	—	—	—	—	(98)	(98)

Balance, December 31, 2006	3,367	—	—	27,452	8,583	317	(634)	39,085

Comprehensive income:
Net income	—	—	—	—	4,671	—	—	4,671
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	143	—	143
Defined benefit plans, net of tax effects:
Net prior service cost	—	—	—	—	—	(199)	—	(199)
Net gain	—	—	—	—	—	13	—	13
Net transition obligation	—	—	—	—	—	10	—	10

Total comprehensive income								4,638

Cash dividends ($.80 per share)	—	—	—	—	(2,773)	—	—	(2,773)
Stock dividend 5% issued February 2007	166	—	—	3,655	(3,821)	—	—	—
Purchase of treasury stock (20,668 shares)	—	—	—	—	—	—	(506)	(506)

Balance, December 31, 2007	3,533	—	—	31,107	6,660	284	(1,140)	40,444

Cumulative effect adjustment of accounting principle adoption of EITF No. 06-04	—	—	—	—	(277)	—	—	(277)

Balance, January 1, 2008	3,533	—	—	31,107	6,383	284	(1,140)	40,167

Comprehensive income:
Net income	—	—	—	—	3,588	—	—	3,588
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	—	120	—	120

Total comprehensive income								3,708

Cash dividends ($.80 per share)					(2,787)			(2,787)
Issuance of preferred stock and warrants	—	10,000	70	—	—	—	—	10,070
Accrued preferred dividends	—	—	—	—	(16)	—	—	(16)
Purchase of treasury stock (9,854 shares)	—	—	—	—	—	—	(252)	(252)
Cancellation of treasury stock	(53)	—	—	(1,339)	—	—	1,392	—

Balance, December 31, 2008	$3,480	$10,000	$70	$29,768	$7,168	$404	$0	$50,890

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net Income	$3,588	$4,671	$4,888
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,230	925	735
Depreciation	848	809	638
(Accretion) amortization of core deposit intangible	66	66	39
(Increase) decrease in cash surrender value of life insurance	(476)	194	(219)
Investment securities gains, net	(9)	—	(33)
Loss on sale / write-down of foreclosed assets	281	9	(104)
Gain on sale of loans	—	(21)	—
Gain on disposal of bank premises and equipment	—	—	(9)
Change in deferred income taxes	(158)	(427)	(262)
Change in accrued interest receivable	71	4	(464)
Change in other assets	(131)	(651)	(25)
Change in accrued interest payable	421	78	266
Change in other liabilities	106	(172)	241

Net Cash Provided by Operating Activities	5,837	5,485	5,691

Investing Activities:
Net (increase) decrease in interest-bearing balances	(4,216)	91	7,628
Proceeds from the maturity of investment securities	18,420	10,074	5,546
Proceed from the sale of investment securities	—	—	1,923
Purchases of investment securities	(20,515)	(6,670)	(13,728)
Purchase of life insurance	—	—	(533)
Cash received from business combination	—	—	7,100
Net increase in loans and leases	(59,586)	(19,385)	(31,011)
Proceeds from sale of bank premises and equipment	—	—	13
Purchases of bank premises and equipment	(1,587)	(1,885)	(1,044)
Proceeds from sale of foreclosed assets	288	137	746

Net Cash Used in Investing Activities	(67,196)	(17,638)	(23,360)

Financing Activities:
Net increase in demand deposits and savings accounts	17,962	8,433	723
Net increase (decrease) in time deposits	46,045	158	11,036
Net increase (decrease) in short-term borrowings	(13,372)	13,074	11,933
Issued senior preferred stock	10,000	—	—
Cash dividend paid	(2,787)	(2,773)	(2,652)
Long-term debt repayment	(15,153)	(5,132)	(10,125)
Purchase of treasury stock	(252)	(506)	(98)
Proceeds from long-term borrowings	15,795	—	10,000

Net Cash Provided by Financing Activities	58,238	13,254	20,817

Net increase (decrease) in cash and due from banks	(3,121)	1,101	3,148
Cash and due from banks, beginning of period	10,599	9,498	6,350

Cash and due from banks, end of period	$7,478	$10,599	$9,498

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,469	$15,261	$12,355
Income taxes paid	$1,720	$1,930	$1,910
Supplemental Noncash Disclosures:
Loan chargeoffs	$647	$460	$309
Transfers to foreclosed assets held for sale	$1,556	$529	$330
Warrants issued	$70	$—	$—
Cancelled treasury stock	$1,392	$—	$—
Preferred dividend accrued	$17	$—	$—
Business Combination: (Dollars in thousands)
			2006
Investing Activities:
Cash received from business combination			$7,100

Supplemental Noncash Disclosures:
Noncash Assets Received and Liabilities Assumed from Acquisition of Branches
Assets received:
Loans			$16,307
Accrued interest receivable			89
Bank Premises and equipment			2,826
Intangible assets—core deposit intangible			232
Intangible asset—goodwill			757
Other assets			14

Total noncash assets received			$20,225

Liabilities assumed:
Deposits			$27,193
Accrued interest payable			111
Other liabilities			21

Total noncash liabilities assumed			$27,325

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiaries Mid Penn Bank (“Bank”), Mid Penn Investment Corporation and Mid Penn Insurance Services, LLC, (collectively, “MPB”). All significant intercompany balances and transactions have been eliminated in consolidation.

(2)	Nature of Business

The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, installment loans, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans and various types of time and demand deposits, including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit and IRAs. In addition, the Bank provides a full range of trust services through its Trust Department. Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its fourteen offices located in Dauphin County, the southern portion of Northumberland County, the western portion of Schuylkill County and Hampden Township and the borough of Camp Hill in Cumberland County.

Mid Penn Insurance Services, LLC provides a range of personal and investment insurance products.

Mid Penn Investment Corporation is currently inactive.

(3)	Summary of Significant Accounting Policies

The accounting and reporting policies of MPB conform with accounting principles generally accepted in the United States of America and to general practice within the financial industry. The following is a description of the more significant accounting policies.

(a)	Use of Estimates

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

While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan and lease losses. Such agencies may require the Bank to recognize changes to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for loan and lease losses may change materially in the near term.

(b)	Investment Securities

Available-for-Sale Securities—includes debt and equity securities. Debt and equity securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of deferred income taxes, as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses on sales of investment securities are computed on the basis of specific identification of the cost of each security. MPB had no trading securities or held-to-maturity securities in 2008 or 2007.

(c)	Loans

Interest on loans is recognized on a method that approximates a level yield basis over the life of the loans. The accrual of interest on loans, including impaired loans, is generally discontinued when principal or interest has consistently been in default for a period of 90 days or more, or because of a deterioration in the financial condition of the borrower, payment in full of principal or interest is not expected. Interest income is subsequently recognized only to the extent cash payments are received. The placement of a loan on the nonaccrual basis for revenue recognition does not necessarily imply a potential charge-off of loan principal. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(d)	Allowance for Loan and Lease Losses

The Bank’s methodology for determining the allowance for loan and lease losses establishes both a specific and a general component. The specific portion of the allowance represents the results of analysis of leases and individual “watch list” loans (commercial, residential and consumer loans). The individual commercial loans are risk rated with specific attention to estimated loss exposure. Historical loan loss rates are applied to “problem” consumer credits, adjusted to reflect current conditions.

Specific regular reviews of credits exceeding $500,000 are performed to monitor the major portfolio risk. The Bank analyzes all commercial loans in excess of $10,000 that are rated as watch list credits. Potential credit problems are monitored to determine whether specific loans are impaired, with impairment normally measured by reference to borrowers’ collateral values and estimated cash flows.

The general portion of the allowance for loan and lease losses represents the results of measuring potential losses inherent in the portfolio that are not identified in the specific allowance analysis. This general portion is determined using historical loan and lease loss experience adjusted by assessing changes in the Bank’s underwriting criteria, growth and/or changes in the mix of loans originated, industry concentrations and evaluations, lending management changes, comparisons of certain factors to peer group banks and changes in economic conditions.

Management believes the allowance for loan and lease losses is adequate. Identification of specific losses is an ongoing process using available information. Specifically, quarterly management meetings to review “problem” loans and leases are utilized to determine a plan for collection and, if necessary, a recommendation to the Board for charge off. Future additions to the allowance for loan and lease losses through a provision for loan and lease losses will be made based on identified changes in the above factors coupled with loss experience.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan and lease losses. These agencies may require the Bank to recognize changes to the allowance based on their judgment about information available to them at the time of their examinations.

(e)	Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense when incurred, while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations.

(f)	Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt and are recorded at fair value at the date of transfer. Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses. Subsequent to acquisition, foreclosed assets are carried at the lower of cost or fair value less costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs. Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.

(g)	Investment in Limited Partnership

MPB invested as a limited partner in a partnership in September 2008 that provides low-income housing in Enola, Pennsylvania. The carrying value of MPB’s investment in the limited partnership was $556,320 at December 31, 2008 using the equity method. MPB’s maximum exposure to loss is limited to the carrying value of its investment at year-end. The project was not completed at year-end therefore there were no low income housing tax credits available as of December 31, 2008. The partnership anticipates receiving $76,324 annually in low-income housing tax credits once the project is complete.

(h)	Income Taxes

Certain items of income and expense are recognized in different accounting periods for financial reporting purposes than for income tax purposes. Deferred income tax assets and liabilities are provided in recognition of these temporary differences at currently enacted income tax rates. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. MPB recognizes interest and/or penalties related to income tax matters in income tax expense.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(i)	Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangible is being amortized over an 8-year life on a straight-line basis. The core deposit intangible is subject to impairment testing whenever events or changes in circumstances indicate its carrying amount may not be recoverable.

(j)	Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with 2004 and 2006 business acquisitions accounted for as purchases. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” requires a two-step process for testing the impairment of goodwill on at least an annual basis. No impairment of goodwill was recognized in 2008, 2007 or 2006.

(k)	Bank Owned Life Insurance

MPB is the owner and beneficiary of bank owned life insurance (“BOLI”) policies on former directors. The earnings from the BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs. However, MPB intends to hold these policies and, accordingly, MPB has not provided deferred income taxes on the earnings from the increase in cash surrender value.

Effective March 31, 2008, MPB adopted Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred compensation and Post Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” As a result, MPB is required to change its method of accounting for endorsement split-dollar life insurance. Under the new accounting method, MPB is required to recognize a liability and a related compensation cost for endorsement split-dollar life insurance arrangements that provide a benefit to retired employees. As permitted by EITF No. 06-4, MPB recognized adoption as the cumulative effect of a change in accounting principle, which resulted in a reduction in retained earnings of $276,754. The amount represents the present value of the postretirement cost for the endorsement split-dollar life insurance policies.

(l)	Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and were $525,000 in 2008, $403,000 in 2007, and $255,000 in 2006.

(m)	Postretirement Benefit Plans

MPB has adopted Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Postretirement Benefits” (“Revised SFAS No. 132”). Revised SFAS No. 132 requires additional disclosures about defined benefit pension plans and other postretirement defined benefit plans. It does not change the measurement or recognition of those plans.

(n)	Other Benefit Plan

A funded contributory defined-contribution plan is maintained for substantially all employees. The cost of the MPB defined contribution plan is charged to current operating expenses and is funded annually.

(o)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank. Trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.

(p)	Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each of the years presented giving retroactive effect to stock dividends and stock splits. The following data show the amounts used in computing basic and diluted earnings per share. As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted average common shares available from the exercise of all dilutive stock warrants issued to the U.S. Treasury under the provisions of the Capital Purchase Program, based on the average share price of MPB’s common stock during the period. Earnings per share has been restated to reflect the retroactive effect of a five percent stock dividend issued in the second quarter of 2007.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)

	Net Income	Weighted- Average Common Shares	Earnings Per Share
2008
Earnings per share (basic)	$3,588	3,483,097	$1.03
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program		56

Earnings per share (diluted)	$3,588	3,483,153	$1.03

2007
Earnings per share (basic)	$4,671	3,497,806	$1.34

Earnings per share (diluted)	$4,671	3,497,806	$1.34

2006
Earnings per share (basic)	$4,888	3,514,820	$1.39

Earnings per share (diluted)	$4,888	3,514,820	$1.39

(q)	Statement of Cash Flows

For purposes of cash flows, MPB considers cash and due from banks to be cash equivalents.

(r)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s classifications.

(4)	Comprehensive Income

The components of other comprehensive income (loss) and related tax effects are as follows:

(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Change in unrealized holding gains (losses) on available for sale securities	$191	$217	$123
Less reclassification adjustment for gains realized in income	(9)	—	(33)

Net unrealized (losses) gains	182	217	90

Defined benefit plans:
Net prior service cost	—	(301)	—
Net gain	—	20	128
Net transition obligation	—	15	(88)

	—	(266)	40

Other comprehensive income	182	(49)	130
Income tax benefit (expense)	(62)	16	(44)

Net	$120	$(33)	$86

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(5)	Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia. The amounts of those required reserve balances were $182,000 at December 31, 2008, and $533,000 at December 31, 2007.

(6)	Investment Securities

At December 31, 2008 and 2007, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$22,347	$739	$—	$23,086
Mortgage-backed U.S. government agencies	4,154	25	6	4,173
State and political subdivision obligations	25,151	566	473	25,244
Equity securities	250	—	14	236

	$51,902	$1,330	$493	$52,739

(Dollars in thousands)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2007
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$12,044	$31	$12	$12,063
Mortgage-backed U.S. government agencies	6,862	26	30	6,858
State and political subdivision obligations	30,437	719	68	31,088
Equity securities	250	—	9	241

	$49,593	$776	$119	$50,250

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at December 31, 2007, and December 31, 2008, is reported at fair value.

Investment securities having a fair value of $41,847,000 at December 31, 2008, and $38,771,000 at December 31, 2007, were pledged to secure public deposits and other borrowings.

Gains from sales or calls of investment securities amounted to $9,000 in 2008 and $33,000 in 2006. The proceeds from sales of investment securities were $1,923,000 in 2006. There were no sales of investment securities in 2008 or 2007.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 and 2007.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(Dollars in thousands)

December 31, 2008

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed U.S. government agencies	1,400	6	—	—	1,400	6
State and political subdivision obligations	5,520	293	2,098	180	7,618	473
Equity securities	—	—	236	14	236	14

Total temporarily impaired available-for-sale securities	$6,920	$299	$2,334	$194	$9,254	$493

(Dollars in thousands) December 31, 2007

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$—	$5,488	$12	$5,488	$12
Mortgage-backed U.S. government agencies	—	—	3,827	30	3,827	30
State and political subdivision obligations	1,473	58	1,336	10	2,809	68
Equity securities	—	—	241	9	241	9

Total temporarily impaired available-for-sale securities	$1,473	$58	$10,892	$61	$12,365	$119

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis; and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of MPB to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2008, the 21 debt securities with unrealized losses have depreciated 5.05% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

The following is a schedule of the maturity distribution of investment securities at amortized cost and fair value at December 31, 2008 and 2007:

(Dollars in thousands)

	December 31, 2008		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$11,643	$11,671	$3,895	$3,899
Due after 1 year but within 5 years	9,053	9,378	7,347	7,469
Due after 5 years but within 10 years	18,106	18,929	18,075	18,402
Due after 10 years	8,696	8,352	13,164	13,382

	47,498	48,330	42,481	43,152

Mortgage-backed securities (avg. life 1.6 years)	4,154	4,173	6,862	6,857
Equity securities	250	236	250	241

	$51,902	$52,739	$49,593	$50,250

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(7)	Loans

A summary of loans at December 31, 2008 and 2007 is as follows:

(Dollars in thousands)

	2008	2007
Commercial real estate, construction and land development	$234,762	$197,192
Commercial, industrial and agricultural	71,385	65,421
Real estate—residential	118,547	106,141
Consumer	9,949	8,374

	$434,643	$377,128

Net unamortized loan fees and costs of $303,000 in 2008 and $330,000 in 2007 were deducted from loans.

Loans and available credit to Bank executive officers, directors, and corporations in which such executive officers and directors have beneficial interests as stockholders, executive officers, or directors aggregated approximately $4,317,000 at December 31, 2008, and $6,304,000 at December 31, 2007. New loans extended were $3,087,000 in 2008 and $320,000 in 2007. Net payments on these loans equaled $1,436,000 during 2008 and $74,000 during 2007. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time.

(8)	Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses for the years 2008, 2007 and 2006 are summarized as follows:

(Dollars in thousands)

	2008	2007	2006
Balance, January 1	$4,790	$4,187	$3,704
Provision for loan and lease losses	1,230	925	735
Loans and leases charged off	(647)	(460)	(309)
Recoveries on loans and leases charged off	132	138	57

Balance, December 31	$5,505	$4,790	$4,187

The recorded investment in loans and leases that are considered impaired amounted to $4,113,000 on December 31, 2008, and $4,317,000 on December 31, 2007, and $1,126,000 on December 31, 2006. By definition, impairment of a loan or lease is considered when, based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan or lease agreement. The allowance for loan and lease losses related to loans and leases classified as impaired amounted to $369,000 at December 31, 2008 and $429,000 at December 31, 2007. All impaired loans and leases at the end of 2008 and 2007 had related allowances. The average balances of these loans and leases amounted to $4,604,000, $2,504,000 and $1,739,000 for the years 2008, 2007 and 2006, respectively. The Bank applies payments on impaired loans on a principal first basis. Interest income is recognized on impaired loans and leases on a cash basis. The following is a summary of cash receipts on impaired loans and leases, and how they were applied in 2008, 2007, and 2006.

(Dollars in thousands)

	2008	2007	2006
Cash receipts applied to reduce principal balance	$2,564	$1,112	$563
Cash receipts recognized as interest income	238	17	2

Total cash receipts	$2,802	$1,129	$565

Loans and leases which were past due 90 days or more for which interest continued to be accrued amounted to $1,860,000 at December 31, 2008 and $2,439,000 at December 31, 2007. Total nonaccrual loans and leases amounted to $4,113,000 at December 31, 2008 and $4,317,000 at December 31, 2007. The Bank has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(9)	Bank Premises and Equipment

At December 31, 2008 and 2007, bank premises and equipment are as follows:

(Dollars in thousands)

	2008	2007
Land	$2,984	$2,946
Buildings	9,060	8,765
Furniture and fixtures	8,001	6,916
Leasehold improvements	133	133
Construction in progress	168	—

	20,346	18,760
Less accumulated depreciation	(8,969)	(8,122)

	$11,377	$10,638

Depreciation expense was $848,000 in 2008, $809,000 in 2007 and $638,000 in 2006.

(10)	Deposits

At December 31, 2008 and 2007, time deposits in denominations of $100,000 or more amounted to $73,392,000 and $43,941,000, respectively. Interest expense on such certificates of deposit amounted to $2,870,000, $2,142,000 and $1,549,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These larger time deposits at December 31, 2008, mature as follows:

(Dollars in thousands)

	At December 31,
	2008	2007
Certificates of $100,000 or more matured in 2008	$—	$28,488
Certificates of $100,000 or more maturing in 2009	50,710	3,227
Certificates of $100,000 or more maturing in 2010	10,143	3,800
Certificates of $100,000 or more maturing in 2011	8,666	7,042
Certificates of $100,000 or more maturing in 2012	2,457	915
Certificates of $100,000 or more maturing in 2013	763
Certificates of $100,000 or more maturing thereafter	653	469

Total Certificates of $100,000 or more	$73,392	$43,941

Brokered deposits included in the deposit totals equaled $46,108,000 at December 31, 2008 and $49,757,000 at December 31, 2007. Deposits and other funds from related parties held by MPB at December 31, 2008 and 2007 amounted to $5,765,000 and $6,184,000, respectively.

(11)	Short-term Borrowings

Short-term borrowings as of December 31, 2008 and 2007 consisted of:

(Dollars in thousands)

	2008	2007
Federal funds purchased	$17,920	$29,600
Repurchase agreements	5,041	7,156
Treasury, tax and loan notes	1,016	593

	$23,977	$37,349

The weighted average interest rate on total short-term borrowings outstanding was 2.09% at December 31, 2008, and 3.90% at December 31, 2007.

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note account. The Bank also has unused lines of credit with several banks amounting to $12,425,000 at December 31, 2008.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(12)	Long-term Debt

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and through its membership, the Bank can access a number of credit products, which are utilized to provide various forms of liquidity. As of December 31, 2008 and 2007, the Bank had long-term debt in the amount of $55,223,000 and $54,581,000, respectively, consisting of:

(Dollars in thousands)

	At December 31,
	2008	2007
Loans matured in 2008 with rates ranging from 3.08% to 3.80%	$—	$15,000
Loans maturing in 2009 with rates ranging from 4.22% to 7.24%	17,000	17,000
Loans maturing in 2010 with rates ranging from 6.28% to 6.71%	10,000	10,000
Loans maturing in 2011 at a rate of 5.13%	5,000	5,000
Loans maturing in 2013 with rates ranging from 4.08% to 4.75%	14,279	3,500
Loans maturing in 2015 at a rate of 4.18%	5,000	—
Loans maturing in 2026 at a rate of 4.80%	3,857	3,992
Loans maturing in 2027 at a rate of 6.71%	87	89

Total Long-term Debt	$55,223	$54,581

The aggregate amounts due on long-term debt subsequent to December 31, 2008 are $17,166,000 (2009), $10,174,000 (2010), $5,182,000 (2011), $191,000 (2012), $14,365,000 (2013), and $8,145,000 thereafter. $1,684,000 of the Bank’s investments and the bank’s entire mortgage loan portfolio is pledged to secure FHLB borrowings.

(13)	Postretirement Benefit Plans

MPB has an unfunded noncontributory defined benefit plan for directors. The plan provides defined benefits based on years of service.

MPB also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory.

The significant aspects of each plan are as follows:

(a)	Health Insurance

For full-time employees who retire after at least 20 years of service, MPB will pay premiums for major medical insurance (as provided to active employees) for a period ending on the earlier of the date the participant obtains other employment where major medical coverage is available or the date of the participant’s death; however, in all cases payment of medical premiums by MPB will not exceed five years. If the retiree becomes eligible for Medicare within the five-year period beginning on his/her retirement date, the Bank may pay, at its discretion, premiums for 65 Special coverage or a similar supplemental coverage. After the five-year period has expired, all MPB paid benefits cease; however, the retiree may continue coverage through the Bank at his/her own expense. This plan was amended in 2008 to encompass those employees that had achieved ten years of full-time continuous service to MPB as of January 1, 2008. Employees hired after that date and those that had not achieved the service requirements are not eligible for the plan.

(b)	Life Insurance

For full-time employees who retire after at least 20 years of service, MPB will provide term life insurance. The amount of coverage prior to age 65 will be three times the participant’s annual salary at retirement or $50,000, whichever is less. After age 65, the life insurance coverage amount will decrease by 10% per year, subject to a minimum amount of $2,000.

(c)	Directors’ Retirement Plan

MPB has an unfunded defined benefit retirement plan for directors with benefits based on years of service. The adoption of this plan generated unrecognized prior service cost of $274,000, which is being amortized based on the expected future years of service of active directors. The unamortized balance at December 31, 2008, was $274,000.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Health and Life

The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2008 and 2007, and a statement of the funded status at December 31, 2008 and 2007:

(Dollars in thousands)

	December 31, 2008	2007
Change in benefit obligations:
Benefit obligations, January 1	$625	$624
Service cost	26	41
Interest cost	34	31
Actuarial loss (gain)	9	(48)
Plan amendment	(77)	—
Change in assumptions	12	—
Benefit payments	(22)	(23)

Benefit obligations, December 31	$607	$625

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	22	23
Benefit payments	(22)	(23)

Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(607)	$(625)

The amount recognized in the consolidated balance sheet at December 31, 2008 and 2007, is as follows:

(Dollars in thousands)

	2008	2007
Accrued benefit liability	$(607)	$(625)

The amounts recognized in accumulated other comprehensive income consist of:

	December 31, 2008	2007
Net transition obligation, net of tax effects	$—	$49
Net gain, net of tax effects	(89)	(89)
Prior service cost, net of tax effects	(4)	—

The accumulated benefit obligation for health and life insurance plans was $607,000 and $625,000 at December 31, 2008 and 2007, respectively.

The estimated net actuarial gain that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2009 are $10,260 and ($1,053).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of net periodic postretirement benefit cost for 2008, 2007 and 2006 are as follows:

(Dollars in thousands)

	2008	2007	2006
Service cost	$26	$41	$39
Interest cost	34	31	30
Amortization of transition obligation	4	15	15
Amortization of prior service cost	(1)	—	—
Amortization of net (gain)	(7)	(7)	(4)

Net periodic postretirement benefit cost	$56	$80	$80

Assumptions used in the measurement of MPB’s benefit obligations at December 31, 2008 and 2007 are as follows:

	2008	2007
Weighted-average assumptions:
Discount rate	5.75%	6.00%
Rate of compensation increase	4.75%	5.00%

Assumptions used in the measurement of MPB’s net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Weighted-average assumptions:
Discount rate	6.00%	5.75%	5.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Assumed health care cost trend rates at December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Health care cost trend rate assumed for next year	8.50%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2011	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)

	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$5,537	$4,808
Effect on accumulated postretirement benefit obligation	58,930	51,503

MPB expects to contribute $26,970 to its life and health benefit plans in 2009.

Estimated Future Benefit Payments:
1/1/2009 to 12/31/2009	$26,970
1/1/2010 to 12/31/2010	23,119
1/1/2011 to 12/31/2011	31,657
1/1/2012 to 12/31/2012	24,228
1/1/2013 to 12/31/2013	30,626
1/1/2014 to 12/31/2018	280,609

Benefit obligations were measured as of December 31, 2008, for the postretirement benefit plan.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit plan’s benefit obligations and fair value of plan assets for the years ended December 31, 2008 and 2007 and a statement of the status at December 31, 2008 and 2007. This plan is unfunded:

(Dollars in thousands)

	December 31,
	2008	2007
Change in benefit obligations:
Benefit obligations, January 1	$1,098	$716
Service cost	24	26
Interest cost	60	60
Actuarial (gain) loss	(15)	27
Plan amendment	(60)	324
Change in assumptions	1	(6)
Benefit payments	(52)	(49)

Benefit obligations, December 31	$1,056	$1,098

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	52	49
Benefit payments	(52)	(49)

Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(1,056)	$(1,098)

Amounts recognized in the consolidated balance sheet at December 31, 2008 and 2007 are as follows:

(Dollars in thousands)

	2008	2007
Accrued benefit liability	$(1,056)	$(1,098)

Amounts recognized in accumulated other comprehensive income consist of:

	December 31,
	2008	2007
Net prior service cost, net of tax effect	$142	$196
Net loss (gain), net of tax effect	2	11

The accumulated benefit obligation for the retirement plan was $1,056,000 at December 31, 2008 and $1,098,000 at December 31, 2007.

The estimated net actuarial gain and prior service costs that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2009 are $0 and $21,525.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of net periodic retirement cost for 2008, 2007 and 2006 are as follows:

(Dollars in thousands)

	2008	2007	2006
Service cost	$24	$26	$20
Interest cost	60	59	37
Amortization of prior-service cost	21	27	—

Net periodic retirement cost	$105	$112	$57

Assumptions used in the measurement of MPB’s benefit obligations at December 31, 2008 and 2007 are as follows:

	2008	2007
Weighted-average assumptions:
Discount rate	5.75%	6.00%
Change in consumer price index	3.25%	3.50%

Assumptions used in the measurement of MPB’s net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Weighted-average assumptions:
Discount rate	6.00%	5.75%	5.50%
Change in consumer price index	3.50%	3.25%	3.25%

MPB expects to contribute $66,543 to its retirement plan in 2009.

Estimated Future Benefit Payments:
1/1/2009 to 12/31/2009	$66,543
1/1/2010 to 12/31/2010	68,207
1/1/2011 to 12/31/2011	69,897
1/1/2012 to 12/31/2012	82,354
1/1/2013 to 12/31/2013	83,832
1/1/2014 to 12/31/2018	441,975

Plan benefit obligations were measured as of December 31, 2008 for the directors’ defined benefit plan.

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation. The aggregate cash surrender value of these policies was $3,204,000 and $2,882,000 at December 31, 2008 and 2007, respectively.

(14)	Other Benefit Plans

(a)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees. The Bank’s contribution to the plan was $181,000 for 2008, $241,000 for 2007 and $251,000 for 2006.

(b)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows an executive officer to defer bonus compensation for a specified period in order to provide future retirement income. At December 31, 2008 and 2007, the Bank had accrued a liability of approximately $164,000 and $146,000, respectively, for this plan.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of fees for a specified period in order to provide future retirement income. At December 31, 2008 and 2007, the Bank had accrued a liability of approximately $365,000 and $274,000, respectively, for this plan.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(c)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (Agreement) for a former executive officer. The Agreement provides the former executive officer with a fixed annual benefit. The benefit is payable beginning at age 65 for a period of 15 years. At December 31, 2008 and 2007, the Bank has accrued a liability of approximately $145,000 and $261,000, respectively, for the Agreement. The expense related to the Agreement was ($116,000) for 2008, $29,000 for 2007 and $37,000 for 2006.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which informally funds the benefit obligation. The aggregate cash surrender value of this policy was approximately $1,000,000 and $964,000 at December 31, 2008 and 2007, respectively.

(d)	Employee Stock Ownership Plan

MPB has an Employee Stock Ownership Plan (ESOP) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Board of Directors. Total expense related to MPB’s contribution to the ESOP for 2008, 2007 and 2006 was $86,000, $79,000 and $94,000, respectively. The ESOP held 47,995 and 45,193 common shares of MPB stock as of December 31, 2008, and December 31, 2007, respectively, all of which were allocated to plan participants. Shares held by the ESOP are considered outstanding for purposes of calculating earnings per share. Dividends paid on shares held by the ESOP are charged to retained earnings.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2008 and 2007, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,666,000 and $1,608,000, respectively.

Effective January 1, 2008, MPB adopted Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred compensation and Post Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” Under the new accounting method, MPB is required to recognize a liability and a related compensation cost for endorsement split-dollar life insurance arrangements that provide a benefit to retired employees. As permitted by EITF No. 06-4, MPB recognized adoption as the cumulative effect of a change in accounting principle, which resulted in a reduction in retained earnings of $276,754. The amount represents the present value of the postretirement cost for the endorsement split-dollar life insurance policies.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(15)	Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2008 and 2007:

(Dollars in thousands)

	2008	2007
Deferred tax assets:
Allowance for loan and lease losses	$1,758	$1,475
Benefit plans	996	963
Nonaccrual interest	114	132
Core deposit intangible	4	47
Severance	150	—

Total	3,022	2,617

Deferred tax liabilities:
Depreciation	(263)	(116)
Loan fees	(82)	(134)
Bond accretion	(69)	(58)
Prepaid expenses	(73)	—
Goodwill and intangibles	(100)	(33)
Unrealized gain on securities	(285)	(223)

Total	(872)	(564)

Deferred tax asset, net	$2,150	$2,053

The provision for income taxes consists of the following:

(Dollars in thousands)

	2008	2007	2006
Currently payable	$1,264	$1,821	$1,886
Deferred	(160)	(427)	(262)

Total provision for income taxes	$1,104	$1,394	$1,624

A reconciliation of income tax at the statutory rate to MPB’s effective rate is as follows:

(Dollars in thousands)

	2008	2007	2006
Provision at the expected statutory rate	$1,596	$2,001	$2,214
Effect of tax-exempt income	(571)	(601)	(643)
Nondeductible interest	68	81	66
Other items	11	(87)	(13)

Provision for income taxes	$1,104	$1,394	$1,624

MPB has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. MPB does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in the income statement for the year ended December 31, 2008 or 2007. There were no amounts accrued for interest and penalties at December 31, 2008 or 2007.

MPB and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania. MPB is no longer subject to examination by taxing authorities for years before 2005. Tax years 2005 through 2007 remain open to examination.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(16)	Core Deposit Intangible

A summary of core deposit intangible is as follows at December 31, 2008.

(Dollars in thousands)

	2004 Acquisition	2006 Acquisition	Total
Gross carrying amount	$291	$232	$523
Less accumulated amortization	(166)	(60)	(226)

Net carrying amount	$125	$172	$297

The core deposit intangibles for the acquisitions are being amortized over the weighted average useful life of 8 years, with no estimated residual value.

Amortization expense amounted to $66,000 in 2008 and $66,000 in 2007.

The estimated amortization expense of intangible assets for each of the five succeeding fiscal years is $65,000 per year.

(17)	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. The regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital classification is also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier I capital (as defined in the regulations) to total average assets (as defined), and minimum ratios of Tier I and total capital (as defined) to risk-weighted assets (as defined). To be considered adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Bank must maintain minimum Tier I leverage, Tier I risk-based and total risk-based ratios as set forth in the table. The Bank’s actual capital amounts and ratios are also presented in the table.

(Dollars in thousands)

	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well-Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tier 1 Capital (to Average Assets)	$39,975	7.2%	$22,146	4.0%	$27,683	5.0%
Tier 1 Capital (to Risk Weighted Assets)	39,975	9.3%	17,278	4.0%	25,917	6.0%
Total Capital (to Risk Weighted Assets)	45,376	10.5%	34,556	8.0%	43,195	10.0%

As of December 31, 2007:
Tier 1 Capital (to Average Assets)	$38,591	7.6%	$20,115	4.0%	$25,144	5.0%
Tier 1 Capital (to Risk Weighted Assets)	38,591	9.4%	16,303	4.0%	24,454	6.0%
Total Capital (to Risk Weighted Assets)	43,381	10.6%	32,605	8.0%	40,753	10.0%

As of December 31, 2008, the Bank’s capital ratios are in excess of the minimum and well-capitalized guidelines and MPB’s capital ratios are in excess of the Bank’s capital ratios.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(18)	Concentration of Risk and Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and financial standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and financial standby letters of credit written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for direct, funded loans.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Financial standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The term of these financial standby letters of credit is generally one year or less.

As of December 31, 2008, commitments to extend credit amounted to $98,034,000 and financial standby letters of credit amounted to $10,517,000.

Significant concentration of credit risk may occur when obligations of parties engaged in similar activities occur and accumulate in significant amounts.

In analyzing the Bank’s exposure to significant concentration of credit risk, management set a parameter of 10% or more of the Bank’s total net loans outstanding as the threshold in determining whether the obligations of the same or affiliated parties would be classified as significant concentration of credit risk. Concentrations by industry, product line, type of collateral, etc., are also considered. U.S. Treasury securities, obligations of U.S. government agencies and corporations, and any assets collateralized by the same were excluded.

As of December 31, 2008, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk. However, there is a geographical concentration in that most of the Bank’s business activity is with customers located in Central Pennsylvania, specifically within the Bank’s trading area made up of Dauphin County, lower Northumberland County, western Schuylkill County and Hampden Township in Cumberland County.

The Bank’s highest concentrations of credit are in the areas of apartment building financing and hotel/motel lodging financings. Outstanding credit to these sectors amounted to $37,181,000 or 8.6% and $31,607,000 or 7.3%, respectively, of loans and leases outstanding as of December 31, 2008.

(19)	Commitments and Contingencies

Operating Leases:

In April 2005, MPB entered into a non-cancelable operating lease agreement to lease approximately 2,500 square feet of office space in the downtown Harrisburg area, with the initial term extending through April 2010. MPB has the option to renew this lease for two additional five-year periods. MPB also has a lease on its former Halifax office, closed in January of 2009, which currently runs through October of 2009.

Minimum future rental payments under these operating leases as of December 31, 2008, are as follows:

2009	$89,051
2010	24,582

$113,633

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Litigation:

MPB is subject to lawsuits and claims arising out of its business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of MPB.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(20)	Parent Company Statements

The condensed balance sheets, statements of income and statements of cash flows for Mid Penn Bancorp, Inc., parent only, are presented below:

CONDENSED BALANCE SHEETS

    (Dollars in thousands)

	December 31,
	2008	2007
ASSETS
Cash	$57	$152
U.S. Treasury Investments	9,000
Investment in Subsidiaries	41,779	40,292
Other Assets	70	—

Total Assets	$50,906	$40,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other Liabilities	$16	$—
Stockholders’ Equity	50,890	41,584
Less: Treasury Stock	—	(1,140)

Total Liabilities and Stockholders’ Equity	$50,906	$40,444

CONDENSED STATEMENTS OF INCOME (Dollars in thousands)

	For Years Ended December 31,
	2008	2007	2006
Dividends from Subsidiaries	$3,077	$3,224	$2,864
Other Income from Subsidiaries	84	37	61
Undistributed Earnings of Subsidiaries	628	1,517	2,134
Other Expenses	(201)	(107)	(171)

Net Income	$3,588	$4,671	$4,888

CONDENSED STATEMENTS OF CASH FLOWS (Dollars in thousands)

	For Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,588	$4,671	$4,888
Income from Subsidiaries	(644)	(1,517)	(2,134)

Net Cash Provided By Operating Activities	2,944	3,154	2,754

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid	(2,787)	(2,773)	(2,652)
Purchase of Treasury Stock	(252)	(506)	(98)

Net Cash Used in Financing Activities	(3,039)	(3,279)	(2,750)

Net (Decrease) Increase in Cash	(95)	(125)	4
Cash at Beginning of Period	152	277	273

Cash at End of Period	$57	$152	$277

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(21)	Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practical to estimate that value. In cases where quoted market values are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and in many cases, could not be realized in immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of MPB.

The following methodologies and assumptions were used to estimate the fair value of MPB’s financial instruments:

Cash and due from banks:

The carrying value of cash and due from banks is considered to be a reasonable estimate of fair value.

Interest-bearing balances with other financial institutions:

The estimate of fair value was determined by comparing the present value of quoted interest rates on like deposits with the weighted average yield and weighted average maturity of the balances.

Investment securities:

As indicated in Note 6, estimated fair values of investment securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices for comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans:

The loan portfolio was segregated into pools of loans with similar economic characteristics and was further segregated into fixed rate and variable rate and each pool was treated as a single loan with the estimated fair value based on the discounted value of expected future cash flows. Fair value of loans with significant collectibility concerns (that is, problem loans and potential problem loans) was determined on an individual basis using an internal rating system and appraised values of each loan. Assumptions regarding problem loans are judgmentally determined using specific borrower information.

Deposits:

The fair value for demand deposits (e.g., interest and noninterest checking, savings and money market deposit accounts) are by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). Fair value for fixed-rate certificates of deposit was estimated using a discounted cash flow calculation by combining all fixed-rate certificates into a pool with a weighted average yield and a weighted average maturity for the pool and comparing the pool with interest rates currently being offered on a similar maturity.

Short-term borrowings:

Because of time to maturity, the estimated fair value of short-term borrowings approximates the book value.

Long-term debt:

The estimated fair values of long-term debt were determined using discounted cash flow analysis, based on borrowing rates for similar types of borrowing arrangements.

Accrued interest:

The carrying amount of accrued interest approximates their fair values.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table summarizes the book value and fair value of financial instruments at December 31, 2008 and 2007.

(Dollars in thousands)

	December 31, 2008		December 31, 2007
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and due from banks	$7,478	$7,478	$10,599	$10,599
Interest-bearing balances	51,046	51,046	46,830	46,830
Investment securities	52,739	52,739	50,250	50,250
Net loans	429,138	456,323	372,338	382,254

Financial liabilities:
Deposits	$436,824	$447,482	$372,817	$377,919
Short-term borrowing	23,977	23,977	37,349	37,349
Accrued interest	2,411	2,411	1,990	1,990
Long-term debt	55,223	58,721	54,581	56,524

Off-balance sheet financial instruments:
Commitments to extend credit	$98,034	$98,034	$88,148	$88,148
Financial standby letters of credit	10,517	10,517	11,480	11,480

(22)	Fair Value Measurement of Assets and Liabilities

Effective January 1, 2008, Mid Penn adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own belief about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances. SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs	—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Inputs	—	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 Inputs	—	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of Mid Penn’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

Securities Available for Sale

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. These valuation services estimate fair value using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. Level 3 inputs are used for investment security positions that are not traded in active markets or are subject to transfer restrictions. Such inputs are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Impaired Loans

Certain loans are evaluated for impairment using the practical expedients permitted by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). The value of the collateral is determined through appraisals performed by independent licensed appraisers. When the value of the collateral, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Mid Penn considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed and evaluated as needed for additional impairment, and reserves are adjusted accordingly.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)

	Total carrying value at December 31, 2008	Fair value measurements at December 31, 2008 using:
Assets:		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale	$52,739		$52,739

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

(Dollars in thousands)

	Total carrying value at December 31, 2008	Fair value measurements at December 31, 2008 using:
Assets:		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$4,113			$4,113

Effective January 1, 2008, Mid Penn adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets and liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, accounts payable, guarantees, issued debt and other eligible financial instruments. At December 31, 2008, Mid Penn had made no elections to use fair value as an alternative measurement for financial assets and liabilities not previously carried at fair value.

(23)	Common Stock

MPB has reserved 50,000 of authorized, but unissued shares of its common stock for issuance under a Stock Bonus Plan (the “Plan”). Shares issued under the Plan are at the discretion of the board of directors.

Under MPB’s amended and restated dividend reinvestment plan, (DRIP), 200,000 of MPB’s authorized but unissued common stock are reserved for issuance. The DRIP also allows for voluntary cash payments within specified limits, for the purchase of additional shares.

In September of 2005, Mid Penn Bancorp’s Board of Directors approved a Stock Repurchase Program under which the Corporation could buy back up to 250,000 shares of Mid Penn Bancorp Common Stock. Through December 31, 2008, 34,504 shares had been repurchased at an average price of $24.75 per share. MPB retired all treasury stock in December of 2008 and the Stock Repurchase Program was terminated on December 10, 2008.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(24)	Preferred Stock

On December 19, 2008, MPB entered into and closed a Letter Agreement with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in the Company under the Treasury’s Capital Purchase Program (the “CPP).

Under the CPP, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference, and (2) Warrants to purchase up to 73,099 shares of the Company’s common stock at an exercise price of $20.52 per share. The $10,000,000 in new capital is treated as Tier 1 Capital.

The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series A Preferred Stock may not be redeemed during the first three years after issuance except from the proceeds from a “Qualified Equity Offering” and in accordance to the terms of the Letter Agreement. Thereafter, the Company may elect to redeem the Series A Preferred Stock at the original purchase price plus accrued but unpaid dividends, if any. The related Warrants expire in ten years and is immediately exercisable upon its issuance.

To participate in the program, the Corporation is required to meet certain standards, including; (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risk that threaten the value of the Corporation; (2) requiring a clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting the Corporation from making any golden parachute payment to a senior executive based on applicable Internal Revenue Code provisions; and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

Based on the Program term sheet provided by the Treasury, the following would be the effects on holders of common stock from the issuance of Senior Preferred stock to the Treasury under the Program:

Restrictions on Dividends

For as long as any Senior Preferred shares are outstanding, no dividends could be declared or paid on common shares, nor could the Corporation repurchase or redeem any common shares, unless all accrued and unpaid dividends for all past dividend periods on the Senior Preferred shares had been fully paid. In addition, the consent of the Treasury would be required for any increase in the per share dividends on common shares until the third anniversary of the date of the Senior Preferred investment unless prior to such third anniversary, the Senior Preferred shares were redeemed in whole or the Treasury had transferred all of the Senior Preferred shares to third parties.

Repurchases

The Treasury’s consent would be required for any share repurchases (other than (1) repurchases of the Senior Preferred shares and (2) repurchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice) until the third anniversary of the date of this investment unless prior to such third anniversary the Senior Preferred shares had been redeemed in whole or the Treasury had transferred all of the Senior Preferred shares to third parties. In addition, there could be no share repurchases of common shares if prohibited as described under “Restrictions on Dividends” above.

Voting Rights

The Senior Preferred shares would be non-voting, other than class voting rights on (1) any authorization or issuance of shares ranking senior to the Senior Preferred shares, (2) any amendment to the rights of senior Preferred, or (3) any merger, exchange or similar transaction which would adversely affect the rights of the Senior Preferred. If dividends on the Senior Preferred shares were not paid in full for six dividend periods, whether or not consecutive, the Senior Preferred shareholder(s) would have the right to elect two directors. The right to elect directors would end when full dividends had been paid for four consecutive dividend periods.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(25)	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2008, 2007 and 2006.

(Dollars in thousands, except per share data)

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$8,077	$7,786	$7,986	$8,007
Interest Expense	3,877	3,639	3,694	3,680

Net Interest Income	4,200	4,147	4,292	4,327
Provision for Loan and Lease Losses	100	155	275	700

Net Interest Income After Provision for Loan Losses	4,100	3,992	4,017	3,627
Other Income	896	906	990	881
Securities Gains	—	—	8	1
Gain on Sale of Loans	—	—	—	—
Other Expenses	3,446	3,478	3,525	4,277

Income Before Income Tax Provision	1,550	1,420	1,490	232
Income Tax Provision	377	360	368	(1)

Net Income	$1,173	$1,060	$1,122	$233

Earnings Per Share	$0.34	$0.30	$0.32	$0.07

(Dollars in thousands, except per share data)

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,705	$7,780	$7,950	$8,010
Interest Expense	3,727	3,766	3,892	3,954

Net Interest Income	3,978	4,014	4,058	4,056
Provision for Loan and Lease Losses	75	125	175	550

Net Interest Income After Provision for Loan Losses	3,903	3,889	3,883	3,506
Other Income	837	836	749	1,029
Securities Gains	—	—	—	—
Gain on Sale of Loans	—	21	—	—
Other Expenses	3,291	3,190	3,050	3,057

Income Before Income Tax Provision	1,449	1,556	1,582	1,478
Income Tax Provision	365	377	372	280

Net Income	$1,084	$1,179	$1,210	$1,198

Earnings Per Share	$0.32	$0.34	$0.35	$0.33

(26)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. SFAS 141(R) will impact MPB’s accounting for business combinations beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. Management does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption will not be allowed. Management does not believe that (FSP) FAS 140-3 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management does not believe that Statement 161 will have a material impact on its consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1/FIN 45-4”). Financial services companies, who sell credit derivatives, will be required to provide expanded disclosures under FSP FAS 133-1/FIN 45-4. This FSP amends Statement 133 and FIN 45 to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The disclosures are required for all credit derivatives, whether freestanding or embedded in hybrid instruments. This FSP does not apply to purchasers of credit derivatives. The FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. Management does not believe that FSP FAS 133-1/FIN 45-4 will have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employer’s Disclosures about Pensions and Other Postretirement Benefits (Statement 132(R)), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The disclosure requirements are intended to improve employer’s disclosures about postretirement benefit plan assets and replaces the requirement to disclose the percentage of the fair value of total plan assets with a requirement to disclose the fair value of each major asset category. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early application of the provisions permitted. Upon initial application, the information required by the FSP is not required for earlier periods that are presented for comparative purposes. Management is currently evaluating the potential impact the new pronouncement will have on MPB’s consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment (and related interest income measurement) guidance for certain beneficial interests in securitized financial assets that are within the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”. The FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, the FSP requires that an other-than-temporary impairment be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in Statement 115. The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and must be applied prospectively at the balance sheet date of the reporting period for which the assessment is made (e.g., December 31, 2008, for a calendar year-end entity). Management is currently evaluating the potential impact the new pronouncement will have on MPB’s consolidated financial statements.

MID PENN BANCORP, INC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

MPB carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2008. Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, MPB’s disclosure controls and procedures are effective in timely alerting them to material information relating to MPB (including its consolidated subsidiaries) required to be included in periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There have been no material changes in MPB’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, MPB’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management has concluded that MPB’s internal control over financial reporting, as of December 31, 2008, is effective based on the criteria set forth by COSO in Internal Control – Integrated Framework .

Parente Randolph, LLC, independent registered public accounting firm that audited MPB’s financial statements, has issued an audit report on the effectiveness of the corporation’s internal control over financial reporting as of December 31, 2008.

Edwin D. Schlegel	Kevin W. Laudenslager
Interim President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

MID PENN BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mid Penn Bancorp, Inc.:

We have audited Mid Penn Bancorp, Inc. and Subsidiaries’ (collectively, the “Corporation”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Mid Penn Bancorp, Inc. Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Mid Penn Bancorp, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of income, changes in stockholders’ equity, and cash flows of Mid Penn Bancorp, Inc. and Subsidiaries and our report dated March 2, 2009 expressed an unqualified opinion.

Williamsport, Pennsylvania

March 2, 2009

ITEM 9B.	OTHER INFORMATION

None.

MID PENN BANCORP, INC.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Compliance with Section 16(a) Reporting”, “Audit Committee Report”, and “Governance of the Corporation” in MPB’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank. The Company amended the Code of Ethics twice in 2005 and a copy of the Code of Ethics is included as Exhibit 14 to the Form 8-K filed with the Securities and Exchange Commission on March 9, 2005. A request for the Company’s Code of Ethics can be made in writing to Kevin W. Laudenslager, 349 Union Street, Millersburg, PA 17061, by telephone at 717-692-2133, or through the MPB website at www.midpennbank.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Election of Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of MPB’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of MPB’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of MPB’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders, which pages are incorporated herein by reference. MPB does not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of MPB’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by MPB’s principal accountant, is set forth under the caption “Audit Committee Report” of MPB’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders, which page is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements are incorporated by reference in Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

MID PENN BANCORP, INC.

3. The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-3 (Registration No. 333-156759).

3(ii)	Statement with Respect to Shares for Series A Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008)

3(iii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008)

4.1	Warrants for Purchase of Shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008)

10.1	Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008)

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008)

10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005)

10.4	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.5	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.6	Severance Agreement dated as of November 26, 2008 between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

10.7	Letter Agreement, dated as of December 19, 2008, Between Mid Penn Bancorp, Inc. and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrants. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008)

11	Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

12	Statements re: Computation of Ratios. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005)

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, LLC, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.

99.1	Listing of Mid-Atlantic Custom Peer Group Banks.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Edwin D. Schlegel
Edwin D. Schlegel
Chairman of the Board, Interim President and
Chief Executive Officer
(Principal Executive Officer)

Date:	February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Edwin D. Schlegel	February 25, 2009
Edwin D. Schlegel
Interim President, Chief Executive Officer and Director
(Principal executive officer)

By:	/s/ Kevin W. Laudenslager	February 25, 2009
Kevin W. Laudenslager
Treasurer (Principal Financial and Principal Accounting Officer)

By:	/s/ Jere M. Coxon	February 25, 2009
Jere M. Coxon, Director

By:	/s/ Matthew G. DeSoto	February 25, 2009
Matthew G. DeSoto, Director

By:	/s/ A. James Durica	February 25, 2009
A. James Durica, Director

By:	/s/ Robert C. Grubic	February 25, 2009
Robert C. Grubic, Director

By:	/s/ Gregory M. Kerwin	February 25, 2009
Gregory M. Kerwin, Director

By:	/s/ Theodore W. Mowery	February 25, 2009
Theodore W. Mowery, Director

By:	/s/ Donald E. Sauve	February 25, 2009
Donald E. Sauve, Director

By:	/s/ William A. Specht, III	February 25, 2009
William A. Specht, Director

MID PENN BANCORP, INC.

EXHIBIT INDEX

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-3 (Registration No. 333-156759).

3(ii)	Statement with Respect to Shares for Series A Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008)

3(iii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008)

4.1	Warrants for Purchase of Shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008)

10.1	Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008)

10.3	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008)

10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s

Registration Statement on Form S-3, filed with the SEC on October 12, 2005)

10.6	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Registrant’s Annual

Report on Form 10-K filed with the SEC on March 14, 2005.)

10.7	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust.

(Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)

10.6	Severance Agreement dated as of November 26, 2008 between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008)

10.7	Letter Agreement, dated as of December 19, 2008, Between Mid Penn Bancorp, Inc. and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrants. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008)

11	Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

12	Statements re: Computation of Ratios. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

15	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange

Commission on March 9, 2005)

21	Subsidiaries of Registrant.

23	Consent of Parente Randolph, LLC, independent auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.

99.1	Listing of Mid-Atlantic Custom Peer Group Banks.