Form 10-Q
period 2009-03-31
MID PENN BANCORP INC
filed 2009-05-11
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(717) 692-2133

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of May 8, 2009, there were 3,479,780 shares of the registrant’s common stock outstanding, par value $1.00 per share.

MID PENN BANCORP, INC.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$6,198	$7,478
Interest-bearing balances with other financial institutions	829	970
Federal funds sold	1,860	—

Total cash and cash equivalents	8,887	8,448

Interest-bearing time deposits with other financial institutions	39,539	50,076
Available for sale investment securities	41,722	52,739
Loans and leases, net of unearned interest	448,950	434,643
Less: Allowance for loan and lease losses	(6,264)	(5,505)

Net loans and leases	442,686	429,138

Bank premises and equipment, net	11,946	11,377
Restricted investment in bank stocks	3,733	3,618
Foreclosed assets held for sale	1,209	1,516
Accrued interest receivable	2,756	2,747
Deferred income taxes	2,300	2,150
Goodwill	1,016	1,016
Core deposit and other intangibles, net	389	406
Cash surrender value of life insurance	7,160	7,437
Other assets	1,727	1,632

Total Assets	$565,070	$572,300

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$51,805	$48,602
Interest bearing demand	35,144	39,048
Money Market	77,399	75,750
Savings	26,401	25,364
Time	260,820	248,060

Total Deposits	451,569	436,824
Short-term borrowings	7,136	23,977
Long-term debt	50,182	55,223
Accrued interest payable	2,727	2,411
Other liabilities	2,993	2,975

Total Liabilities	514,607	521,410
Stockholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,479,780 shares issued and outstanding at March 31, 2009 and December 31, 2008	3,480	3,480
Additional paid-in capital	29,835	29,838
Retained earnings	6,563	7,168
Accumulated other comprehensive income	585	404

Total Stockholders’ Equity	50,463	50,890

Total Liabilities and Stockholders’ Equity	$565,070	$572,300

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Interest & fees on loans and leases	$6,643	$6,777
Interest on interest-bearing balances	456	672
Interest and dividends on investment securities:
U.S. Treasury and government agencies	176	232
State and political subdivision obligations, tax-exempt	285	345
Other securities	4	51
Interest on federal funds sold and securities purchased under agreements to resell	1	—

Total Interest Income	7,565	8,077

INTEREST EXPENSE
Interest on deposits	2,902	2,987
Interest on short-term borrowings	19	262
Interest on long-term debt	688	628

Total Interest Expense	3,609	3,877

Net Interest Income	3,956	4,200
PROVISION FOR LOAN AND LEASE LOSSES	933	100

Net Interest Income After Provision for Loan and Lease Losses	3,023	4,100

NONINTEREST INCOME
Trust department income	61	67
Service charges on deposits	351	408
Earnings from cash surrender value of life insurance	72	62
Gain on life insurance proceeds	158	—
Mortgage banking income	42	39
Other income	257	320

Total Noninterest Income	941	896

NONINTEREST EXPENSE
Salaries and employee benefits	2,100	1,812
Occupancy expense, net	205	288
Equipment expense	238	223
Pennsylvania Bank Shares tax expense	101	92
FDIC Assessment	128	11
Legal and Professional fees	139	140
Director fees and benefits expense	77	78
Marketing and advertising expense	194	79
Computer expense	103	138
Stationery and supplies expense	42	72
Loss on sale / write-down of foreclosed assets	32	32
Other expenses	509	481

Total Noninterest Expense	3,868	3,446

INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	96	1,550
Provision for (benefit from) income taxes	(117)	377

NET INCOME	213	1,173
Preferred stock dividends and discount accretion	128	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$85	$1,173

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.02	$0.34
Diluted Earnings Per Common Share	$0.02	$0.34
Cash Dividends Declared	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net Income	$213	$1,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	933	100
Depreciation	247	210
Amortization of core deposit intangible	17	16
Net (accretion) amortization of securities premiums (discounts)	19	(5)
Earnings on cash surrender value of life insurance	(72)	(62)
Gain from life insurance proceeds	(158)	—
Loss on sale / write-down of foreclosed assets	32	32
Deferred income tax benefit	(92)	—
(Increase) decrease in accrued interest receivable	(9)	173
(Increase) decrease in other assets	(98)	701
Increase in accrued interest payable	316	747
(Increase) decrease in other liabilities	(26)	217

Net Cash Provided by Operating Activities	1,322	3,302

Investing Activities:
Net (increase) decrease in interest-bearing time deposits	10,537	(14,255)
Proceeds from the maturity of investment securities	11,121	8,344
Purchases of investment securities	—	(9,857)
Purchase of restricted investment in bank stock	(115)	—
Net increase in loans and leases	(14,619)	(12,073)
Purchases of bank premises and equipment	(816)	(318)
Proceeds from sale of foreclosed assets	413	52
Proceeds from cash surrender value of life insurance	507	—

Net Cash Provided by (Used in) Investing Activities	7,028	(28,107)

Financing Activities:
Net increase in demand deposits and savings accounts	1,985	8,466
Net increase in time deposits	12,760	24,923
Net increase (decrease) in short-term borrowings	(16,841)	479
Preferred stock dividend paid	(78)	—
Common stock dividend paid	(696)	(698)
Long-term debt repayment	(5,041)	(10,033)
Purchase of treasury stock	—	(87)
Proceeds from long-term debt	—	795

Net Cash Provided by (Used in) Financing Activities	(7,911)	23,845

Net increase (decrease) in cash and due from banks	439	(960)
Cash and due from banks, beginning of period	8,448	10,625

Cash and due from banks, end of period	$8,887	$9,665

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,293	$3,130
Income taxes paid	—	—
Supplemental Noncash Disclosures:
Transfers of loans to foreclosed assets held for sale	$138	$—

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements for 2009 and 2008 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), its subsidiaries Mid Penn Bank (the “Bank”), Mid Penn Insurance Services, LLC, and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the March 31, 2008 balances have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2008, and with Mid Penn’s Forms 8-K, that were filed during 2009 with the SEC.

2. Short-term Borrowings

Short-term borrowings as of March 31, 2009, and December 31, 2008 consisted of:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Federal funds purchased	$—	$17,920
Securities sold under repurchase agreements	6,408	5,041
Treasury, tax and loan notes	728	1,016

	$7,136	$23,977

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

3. Long-term Debt

During the first quarter ended March 31, 2009, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. The Bank did; however, pay down long-term debt by $5 million.

4. Defined Benefit Plans

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$5	$12	$4	$6
Interest cost	14	9	8	15
Amortization of transition obligation	—	4	—	—
Amortization of prior service cost	5	—	—	5
Amortization of net gain	—	(1)	(3)	—

Net periodic benefit cost	$24	$24	$9	$26

5. Earnings per Common Share

Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each of the periods presented giving retroactive effect to stock dividends and stock splits. The following data show the amounts used in computing basic and diluted earnings per common share. As shown in the table that follows, diluted earnings per common share is

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

computed using weighted average common shares outstanding, plus weighted average common shares available from the exercise of all dilutive stock warrants issued to the U.S. Treasury under the provisions of the Capital Purchase Program, based on the average share price of Mid Penn’s common stock during the period.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2009	2008
Net Income	$213	$1,173
Less: Dividends on preferred stock	(125)	—
Accretion of preferred stock discount	(3)	—

Net income available to common stockholders	$85	$1,173
Weighted average common shares outstanding	3,479,780	3,488,826
Basic earnings per common share	$0.02	$0.34

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2009	2008
Net income available to common stockholders	$85	$1,173
Weighted average number of common shares outstanding	3,479,780	3,488,826
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—

Adjusted weighted-average common shares outstanding	3,479,780	3,488,826
Diluted earnings per common share	$0.02	$0.34

6. Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Changes in certain assets and liabilities such as unrealized gains (losses) on securities available for sale and the liability associated with defined benefit plans, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The components of comprehensive income, and the related tax effects, are as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2009	2008
Change in unrealized holding gains on available for sale securities	$123	$355
Less reclassification adjustment for gains realized in income	—	—

Net unrealized gains	123	355

Change in defined benefit plans	152	—

Other comprehensive income	275	355
Income tax expense	(94)	(120)

Net of tax amount	$181	$235

7. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $10,337,000 and $10,517,000 of standby letters of credit outstanding as of March 31, 2009 and December 31, 2008, respectively. The Corporation does not anticipate any losses because of these transactions. The current amount of the liability as of March 31, 2009 for payment under standby letters of credit issued was not material.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

8. Split Dollar Life Insurance Postretirement Benefits

Effective January 1, 2008, Mid Penn Bank adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board Opinion No. 12, as appropriate. In adopting EITF 06-4, Mid Penn recorded a cumulative effect adjustment to the balance of retained earnings of $277,000 as of January 1, 2008.

9. Fair Value Measurement

Effective January 1, 2008, Mid Penn adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and financial liabilities and on January 1, 2009, adopted the provision for non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

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

Foreclosed Assets

Assets included in foreclosed assets held for sale are reported at fair value on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at March 31, 2009 using:
(Dollars in thousands)	Total carrying value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities available for sale	$41,722		$41,722

		Fair value measurements at December 31, 2008 using:
(Dollars in thousands)	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities available for sale	$52,739		$52,739

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

		Fair value measurements at March 31, 2009 using:
(Dollars in thousands)	Total carrying value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired Loans	$5,355			$5,355
Foreclosed Assets	1,209			1,209

		Fair value measurements at December 31, 2008 using:
(Dollars in thousands)	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired Loans	$5,492			$5,492
Foreclosed Assets	1,516			1,516

10. Preferred Stock

On December 19, 2008, MPB entered into, and closed, a Letter Agreement with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in the Corporation under the Treasury’s Capital Purchase Program (the “CPP”).

Under the CPP, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference, and (2) Warrants to purchase up to 73,099 shares of the Corporation’s common stock at an exercise price of $20.52 per share. The $10,000,000 in new capital is treated as Tier 1 Capital.

The Series A Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series A Preferred Stock may not be redeemed during the first three years after issuance except from the proceeds from a “Qualified Equity Offering” and in accordance to the terms of the Letter Agreement. Thereafter, the Corporation may elect to redeem the Series A Preferred Stock at the original purchase price plus accrued but unpaid dividends, if any. The related Warrants expire in ten years and are immediately exercisable upon its issuance.

To participate in the program, the Corporation is required to meet certain standards, including; (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risk that threaten the value of the Corporation; (2) requiring a clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting the Corporation from making any golden parachute payment to a senior executive based on applicable Internal Revenue Code provisions; and (4) agreeing not to deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

11. Recent Accounting Pronouncements

FASB FAS 141(R)

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance became effective January 1, 2009, and has had no effect on the Corporation’s consolidated financial statements.

International Financial Reporting Standards

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2009, compared to year-end 2008 and the Results of Operations for the first three months of 2009 compared to the same period in 2008.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2008, and with Mid Penn’s Forms 8-K, that were filed during 2009 with the SEC. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Corporation to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect”, “anticipates”, “intend”, “plan”, “believe”, “estimate”, and similar expressions are intended to identify such forward-looking statements.

The Corporation’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of future economic conditions on Mid Penn and its customers;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•

The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•

The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in Mid Penn’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	Technological changes;

•	Acquisitions and integration of acquired businesses;

•	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	Acts of war or terrorism;

•	Volatilities in the securities markets;

•	Deteriorating economic conditions; and

•	The inability of borrowers to repay loans

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in the Annual Report and other documents that we periodically file with the SEC, including Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

Management of the Corporation considers the accounting judgments relating to the allowance for loan and lease losses and the evaluation of the Corporation’s investment securities for other-than-temporary impairment to be the accounting areas that require the most subjective and complex judgments.

The allowance for loan and lease losses represents management’s estimate of potentially incurred credit losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Throughout the remainder of this presentation, the terms “loan” or “loans” refers to both loans and leases.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available, investment valuation is based on pricing models, quotes for similar investment securities, and observable yield curves and spreads. In addition to valuation, management must assess whether there are any declines in value below the carrying value of the investments that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of the loss in the consolidated statement of income.

Results of Operations

Overview

Net income was $213,000 or $0.02 per common share for the quarter ended March 31, 2009, as compared to net income of $1,173,000 or $0.34 per common share for the quarter ended March 31, 2008.

The margin compression experienced throughout 2008 continued in the first quarter of 2009 with net interest income decreasing from $4,200,000 in 2008 to $3,956,000 in 2009.

The provision for loan and lease losses in the first quarter of 2009 was $933,000, as compared to $100,000 in the first quarter of 2008. The increased provision reflects strong loan growth during the quarter, weak economic conditions, and additional problem loans.

Increasing noninterest expenses in the first quarter of 2009, versus the same period in 2008, also negatively affected earnings. The three primary areas of increased expenses during the first quarter of 2009 were Salaries and Benefits, FDIC Assessment, and Marketing and Advertising expense.

Net income as a percent of average assets, (return on average assets or “ROA”), and stockholders’ equity, (return on average equity or “ROE”), were as follows on an annualized basis:

	Three Months Ended March 31,
	2009	2008
Return on average assets	0.15%	0.90%
Return on average equity	1.54%	11.68%

Total assets fell to $565,070,000 at March 31, 2009, from $572,300,000 on December 31, 2008. This asset decline was the result of maturities in time deposits with other financial institutions and investment securities being used to pay down short-term borrowings and long-term debt. Loan demand was strong during the first quarter of 2009 with gross loans of $448,950,000 at March 31, 2009 compared to $434,643,000 at year-end, an increase of approximately $14 million.

Deposit growth was strong during the first three months of 2009. Total deposits were $451,569,000 at March 31, 2009, compared to $436,824,000 at December 31, 2008, an increase of approximately $15 million. This increase in deposits was boosted by a flight to safety as investors retreat from the stock market and invests their funds in insured accounts.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities. Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 34%. The following table includes average balances, rates, interest income and expense, interest rate spread, and net interest margin:

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential - taxable equivalent basis

(Dollars in thousands)	For the Three Months Ended March 31, 2009			For the Three Months Ended March 31, 2008
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS:
Interest Earning Assets
Interest Earning Balances	$45,506	$456	4.06%	$54,548	$672	4.95%
Investment Securities:
Taxable	25,905	178	2.79%	24,721	282	4.59%
Tax-Exempt	25,151	432	6.97%	30,253	523	6.95%

Total Investment Securities	51,056			54,974

Federal Funds Sold	728	1	0.56%	—	—
Loans and Leases, Net:
Taxable	427,812	6,488	6.15%	371,803	6,666	7.21%
Tax-Exempt	13,253	235	7.19%	8,837	168	7.65%

Total Loans and Leases, Net	441,065			380,640
Restricted Investment in Bank Stocks	3,723	1	0.11%	3,488	—	0.00%

Total Earning Assets	542,078	7,791	5.83%	493,650	8,311	6.77%

Cash and Due from Banks	6,580			8,048
Other Assets	23,591			21,282

Total Assets	$572,249			$522,980

LIABILITIES & STOCKHOLDERS’ EQUITY:
Interest Bearing Liabilities
Interest Bearing Deposits:
NOW	$35,576	8	0.09%	$36,240	51	0.57%
Money Market	76,413	359	1.91%	65,687	405	2.48%
Savings	25,858	6	0.09%	25,253	17	0.27%
Time	256,542	2,529	4.00%	224,098	2,514	4.51%
Short-term Borrowings	14,537	19	0.53%	32,177	262	3.27%
Long-term Debt	53,924	688	5.17%	48,493	628	5.21%

Total Interest Bearing Liabilities	462,850	3,609	3.16%	431,948	3,877	3.61%

Demand Deposits	47,993			45,233
Other Liabilities	5,418			5,419
Stockholders’ Equity	55,988			40,380

Total Liabilities and Stockholders’ Equity	$572,249			$522,980

Net Interest Income		$4,182			$4,434

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.83%			6.77%
Rate on Supporting Liabilities			3.16%			3.61%
Average Interest Spread			2.67%			3.16%
Net Interest Margin			3.13%			3.61%

For the three months ended March 31, 2009, Mid Penn’s taxable-equivalent net interest margin declined to 3.13% from 3.61% during the three months ended March 31, 2008, driven primarily by a reduction in market interest rates and the tightening spread between the yield on earning assets and the cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first three months of 2009 decreased to $4,182,000 from $4,434,000 in the first three months of 2008, in spite of the strong growth in average earning assets, which increased 9.81% from March 31, 2008 to March 31, 2009.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank’s portfolios, may significantly change the estimates used in the simulation models. In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Provision for Loan Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio. Mid Penn’s provision for loan and lease losses is based upon management’s monthly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

During the first quarter of 2009, Mid Penn continued to experience a challenging operating environment. Given the economic pressures that impact some borrowers, the Corporation has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2008 to March 31, 2009. The provision for loan and lease losses was $933,000 for the three months ended March 31, 2009, as compared to $100,000 for the three months ended March 31, 2008. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management Discussion and Analysis.

Noninterest Income

Noninterest income increased by $45,000, or 5.0% during the first quarter of 2009 versus the first quarter of 2008. The net increase was primarily the result of changes in the following components of noninterest income:

(Dollars in Thousands)	Three Months Ended March 31,
	2009	2008	$ Variance	% Variance
Service charges on deposits	$351	$408	$(57)	(14.0)%
Gain on life insurance proceeds	158	—	158	N/A

The increase in noninterest income was the result of recognition of insurance proceeds due to the death of a former Director. The death benefit revenue was offset by a decline in service charges on deposits, primarily NSF fee income.

Noninterest Expenses

Noninterest expenses increased by $422,000, or 12.2% during the first quarter of 2009, versus the same period in 2008. The increase was primarily a result of increases in the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended March 31,
	2009	2008	$ Variance	% Variance
Salaries and employee benefits	$2,100	$1,812	$288	15.9%
FDIC Assessment	128	11	117	1063.6%
Marketing and advertising expense	194	79	115	145.6%

The increases in salaries and employee benefits reflect the full quarter impact of added team members throughout 2008 to position Mid Penn for handling current needs and future growth. The increase in FDIC Assessment is the result of the agency’s efforts to replenish the insurance fund in light of the wave of bank closures brought on by the sub-prime lending and credit crisis. Marketing and advertising expenses are higher in 2009 as we position ourselves to take advantage of market disruption caused by the sub-prime lending and credit crisis related mergers and financial difficulties.

Income Taxes

The benefit from income taxes was ($117,000) for the three months ended March 31, 2009, as compared to a provision for income taxes of $377,000 the same period of last year. The tax benefit was related to the reduced net income stemming from the increased provision for loan losses, increased noninterest expenses, and the reduction in net interest income during the first quarter of 2009 versus the same period in 2008. The effective tax rate, as of March 31, 2009, was (121.7) % compared to 24.3% as of March 31, 2008. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of FIN 48 and FIN 48-1, no significant income tax uncertainties were identified, therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended March 31, 2009 and March 31, 2008. We currently anticipate that future earnings will be adequate to utilize deferred tax assets fully.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Corporation’s results of operations.

Interest-bearing time deposits with other financial institutions are fully covered by FDIC Insurance.

As of March 31, 2009 and December 31, 2008, all of Mid Penn’s investment securities are classified as available for sale, with the stratification noted in the table below:

(Dollars in thousands)	March 31, 2009		December 31,2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale:
U.S. Treasury and U.S. government agencies	$11,829	$12,206	$22,347	$23,086
Mortgage-backed U.S. government agencies	3,531	3,640	4,154	4,173
State and political subdivision obligations	25,150	25,637	25,151	25,244
Equity securities	250	239	250	236

Total investment securities	$40,760	$41,722	$51,902	$52,739

At December 31, 2008, fair value exceeded amortized cost by $837,000 and at March 31, 2009, fair value exceeded amortized cost by $962,000.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first three months of 2009, Mid Penn had net charge-offs of $174,000 as compared to net charge-offs of $23,000 during the same period of 2008. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses, if economic conditions or loan credit quality differs substantially from the assumptions used in making the Corporation’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Analysis of the Allowance for Loan and Lease Losses:

(Dollars in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Average total loans outstanding (net of unearned income)	$441,065	$380,640
Period ending total loans outstanding (net of unearned income)	$448,950	$389,178
Balance, beginning of period	$5,505	$4,790
Loans charged off during period	(210)	(47)
Recoveries of loans previously charged off	36	24

Net chargeoffs	(174)	(23)

Provision for loan and lease losses	933	100

Balance, end of period	$6,264	$4,867

Ratio of net loans charged off to average loans outstanding (annualized)	0.16%	0.02%
Ratio of allowance for loan losses to net loans at end of period	1.40%	1.25%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms. The Corporation continues to monitor closely these borrowers’ financial strength.

At March 31, 2009, total nonperforming loans amounted to $3,562,000, or .79% of loans and leases net of unearned income, as compared to levels of $4,164,000, or .96%, at December 31, 2008 and $5,396,000, or 1.39%, at March 31, 2008.

Schedule of Nonperforming Assets:

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Nonperforming Assets:
Nonaccrual loans	$3,443	$4,113	$5,396
Loans renegotiated with borrowers	119	51	—

Total nonperforming loans	3,562	4,164	5,396
Foreclosed real estate	1,209	1,516	445
Other repossessed property	53	—	—

Total non-performing assets	4,824	5,680	5,841
Accruing loans 90 days or more past due	366	1,860	1,672

Total risk elements	$5,190	$7,540	$7,513

Nonperforming loans as a % of total loans outstanding	0.79%	0.96%	1.39%
Nonperforming assets as a % of total loans outstanding + other real estate	1.07%	1.30%	1.50%
Ratio of allowance for loan losses to nonperforming loans	175.86%	132.20%	90.20%

Mid Penn considers a loan or lease to be impaired when, based upon current information and events, it is probable that all interest and principal payments due according to the contractual terms of the loan or lease agreement will not be collected. An insignificant delay or shortfall in the amounts of payments would not cause a loan or lease to be considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan or lease and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Larger groups of small-balance loans, such as residential mortgages and consumer installment loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures unless such loans are the subject of a restructuring agreement. As previously discussed in Note 9 of these interim consolidated financial statements, Mid Penn determines the fair value of impaired loans on a case-by-case basis based primarily upon the fair value of the underlying collateral using Level 3 inputs comprised of customized collateral value discounting analyses.

As of March 31, 2009, the Corporation had several loan relationships, with an aggregate carrying balance of $2,408,000, deemed impaired that have been placed in nonaccrual status. Specific allocations totaling $609,000 have been included within the loan loss reserve for these loans. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. There are several other significant loan relationships considered impaired, with outstanding balances of $4,435,000, on which, interest continues to accrue. Specific allocations within the allowance for loan losses for these loans total $879,000.

Mid Penn maintains the allowance for loan losses at a level believed adequate to absorb estimated probable loan losses. Management is responsible for the adequacy of the allowance for loan losses, which is formally reviewed on a monthly basis. The allowance is increased by a provision for loan and lease losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, specific problem credits within the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. While current available information is used to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

Various regulatory agencies, as an integral part of their examination process, review the Bank’s allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgment of information available to them at the time of their examination. No adjustment to the allowance for loan losses was necessary as a result of our most recent regulatory examination.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Management believes, based on information currently available, that the current allowance for loan and lease losses of $6,264,000 is adequate to meet potential loan and lease losses.

Liquidity

Mid Penn Bank’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

•	A growing core deposit base;

•	Proceeds from the sale or maturity of investment securities;

•	Proceeds from certificates of deposit in other financial institutions;

•	Payments received on loans and mortgage-backed securities; and,

•	Overnight correspondent bank borrowings on various credit lines, and borrowing capacity available from the FHLB.

We believe that our core deposits are stable even in periods of changing interest rates like those that we are currently experiencing. Liquidity and funds management are governed by policies and are measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Capital Resources

Mid Penn Bancorp, Inc. is a financial holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary. Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of March 31, 2009 and December 31, 2008, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

Currently, the FDIC Board has adopted a restoration plan that raised assessment rates for deposit insurance premiums for 2009, and proposed a special emergency assessment that will significantly affect operating results for the Corporation. The assessment will be based on total deposits as of June 30, 2009, and is scheduled to be paid on September 30, 2009.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of March 31, 2009, and December 31, 2008, as follows:

(Dollars in thousands)	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well-Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Tier 1 Capital (to Average Assets)	$48,281	8.6%	$22,449	4.0%	$28,061	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,281	10.7%	18,062	4.0%	27,093	6.0%
Total Capital (to Risk Weighted Assets)	53,933	11.9%	36,124	8.0%	45,156	10.0%
As of December 31, 2008:
Tier 1 Capital (to Average Assets)	$39,975	7.2%	$22,146	4.0%	$27,683	5.0%
Tier 1 Capital (to Risk Weighted Assets)	39,975	9.3%	17,278	4.0%	25,917	6.0%
Total Capital (to Risk Weighted Assets)	45,376	10.5%	34,556	8.0%	43,195	10.0%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Capital Purchase Program Participation

December 19, 2008, Mid Penn Bancorp, Inc. (the “Corporation”) entered into and closed a Letter Agreement (including the Securities Purchase Agreement – Standard Terms) (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in the Company under the Treasury’s Capital Purchase Program (the “CPP”).

Under the Purchase Agreement, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference, and (2) a Warrant to purchase up to 73,099 shares of the Corporation’s common stock at an exercise price of $20.52 per share.

The preferred shares pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the preferred shares. If dividends on the preferred shares have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, the Corporation’s authorized number of directors will automatically be increased by two, and holders of the preferred stock, voting together with holders of any then outstanding parity stock, will have the right to elect those directors at the Corporation’s next annual meeting of shareholders or special meeting of shareholders called for that purpose. These preferred share directors would be elected annually and serve until all accrued and unpaid dividends on the preferred shares have been paid.

The preferred shares may be redeemed by Mid Penn at the aggregate liquidation value plus any unpaid dividends after February 15, 2012. Prior to this date, the preferred shares may only be redeemed by the Corporation in an amount up to the cash proceeds (minimum $2,500,000) from qualifying equity offerings of any Tier 1 perpetual preferred or common stock. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until December 19, 2011, or such earlier time as all preferred shares have been redeemed by the Corporation or transferred by Treasury to third parties that are not affiliated with Treasury, the Corporation may not, without Treasury’s consent, increase its dividend rate per share of common stock or, with certain limited exceptions, repurchase its common stock.

The warrant is immediately exercisable and has a 10-year term. The exercise price and number of shares subject to the warrant are both subject to anti-dilution adjustments. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant; however, this agreement not to vote the shares does not apply to any person who may acquire such shares. If the Corporation receives aggregate gross proceeds of at least $10,000,000 from one or more qualifying equity offerings of Tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, the number of shares of common stock underlying the warrant then held by Treasury will be reduced by one half of the original number of shares underlying the warrant, after taking into account all adjustments.

The preferred shares and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Corporation has filed a shelf registration statement covering the preferred shares, the warrant and the common stock underlying the warrant. Treasury and other future holders of the preferred shares, the warrant or the common stock issued pursuant to the warrant also have piggyback and demand registration rights with respect to these securities. None of the preferred shares, the warrant, or the shares issuable upon exercise of the warrant are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the warrant shares prior to December 31, 2009.

In the Purchase Agreement, the Corporation agreed that, until such time as the Treasury ceases to own any securities acquired from Mid Penn pursuant to the Purchase Agreement, the Corporation will take all necessary action to ensure that benefit plans with respect to our senior executive officers comply with Section 111(b) of the Emergency Economic Stability Act of 2008 (the “EESA”) and applicable guidance or regulations issued by the Secretary of the Treasury. The applicable executive compensation requirements apply to the compensation of the Corporation’s Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers.

Emergency Economic Stabilization Act of 2008

On December 19, 2008, the United States Department of the Treasury purchased $10 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A from MPB under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Institutions that receive financial assistance under the TARP Capital Purchase Program must comply with the executive compensation and corporate governance requirements under Section 111 of the Emergency Economic Stabilization Act of 2008, which was amended by the American Recovery and Reinvestment Act of 2009. These requirements, the compliance of which must be annually certified by Mid Penn’s Chief Executive Officer and Chief Financial Officer, include:

1.	Limits on compensation that exclude incentives for senior executive officers of Mid Penn to take unnecessary and excessive risks that threaten the value of the Corporation during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding;

2.	A provision for the recovery by Mid Penn of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of the Corporation based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate;

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

3.	A prohibition on the Corporation making any golden parachute payment to a senior executive officer or any of the next five most highly-compensated employees of Mid Penn during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding;

4.	A prohibition on Mid Penn paying or accruing any bonus, retention award, or incentive compensation to the most highly compensated employee of the Corporation during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding, except that any prohibition shall not apply to the payment of long-term restricted stock by Mid Penn, provided that such long-term restricted stock –

i.	Does not fully vest during the period in which any obligation arising from financial assistance provided to the Corporation remains outstanding;

ii.	Has a value in an amount that is not greater than one-third of the total amount of annual compensation of the employee receiving the stock; and

iii.	Is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest;

5.	Prohibition on any compensation plan that would encourage manipulation of the reported earnings of Mid Penn to enhance the compensation of any of its employees; and

6.	Requirement that Mid Penn’s compensation committee remains entirely independent and meets at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk posed to the Corporation from such plans.

In addition to these requirements, Mid Penn must have in place a company-wide policy regarding excessive or luxury expenditures and must permit a separate shareholder vote to approve the compensation of executives as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission.

MID PENN BANCORP, INC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, Mid Penn’s primary source of market risk is interest rate risk. Interest rate risk is the exposure to fluctuations in Mid Penn’s future earnings (earnings at risk) resulting from changes in interest rates. This exposure or sensitivity is a function of the repricing characteristics of Mid Penn’s portfolio of assets and liabilities. Each asset and liability reprices either at maturity or during the life of the instrument. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period.

The principal purpose of asset-liability management is to maximize current and future net interest income within acceptable levels of interest rate risk while satisfying liquidity and capital requirements. Net interest income is increased by increasing the net interest margin and by volume growth. Thus, the goal of interest rate risk management is to maintain a balance between risk and reward such that net interest income is maximized while risk is maintained at an acceptable level.

Mid Penn utilizes an asset-liability management model to measure the impact of interest rate movements on its interest rate sensitivity position. Mid Penn’s management also reviews the traditional maturity gap analysis regularly. Mid Penn does not attempt to achieve an exact match between interest sensitive assets and liabilities because it believes that an actively managed amount of interest rate risk is inherent and appropriate in the management of the Corporation’s profitability.

No material changes in the market risk strategy occurred during the current period and no material changes have been noted in the Corporation’s equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2008. Mid Penn enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2009, the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the three months ended March 31, 2009, there were no changes in Mid Penn’s internal controls over financial reporting since December 31, 2008, that have materially affected, or are reasonable likely to materially affect, these controls.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

MID PENN BANCORP, INC.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

•	Exhibit No. 3(i) – The Registrant’s Amended and Restated Articles of Incorporation (as amended on February 26, 2009).

•

Exhibit 3(ii) – Statement with Respect to Shares for Series A Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

•	Exhibit 3(iii) – The Registrant’s By-laws (as amended on February 25, 2009).

•

Exhibit 4 – Warrants for Purchase of Shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008).

•

Exhibit 10.1 – Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

•

Exhibit 10.2 – Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

•

Exhibit 10.3 – The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on October 12, 2005.)

•

Exhibit 10.4 – Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.)

•

Exhibit 10.5 – Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.)

•

Exhibit 10.6 – Severance Agreement dated as of November 26, 2008 between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008.)

•

Exhibit 10.7 – Letter Agreement, dated as of December 19, 2008, Between Mid Penn Bancorp, Inc. and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standart Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrants. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

•

Exhibit 10.8 – Key Executive Management Change of Control between Mid Penn Bancorp, Inc. and Kevin W. Laudenslager dated as of April 1, 2008. (Incorporated by reference to Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 4, 2008.)

•	Exhibit 10.9 – Revised Directors’ Retirement Plan (Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008.)

•

Exhibit 10.10 – Employment Agreement of Rory G. Ritrievi dated as of February 25, 2009 (Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 2, 2009.)

•

Exhibit 10.11 – Form of Capital Purchase Plan Executive Compensation Restriction Agreement (Incorporated by reference to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 2, 2009.)

•	Exhibit 11 – Statement regarding the computation of Per Share Earnings. (Incorporated by reference to Part I Item 1 of this Quarterly Report on Form 10-Q.)

•	Exhibit No. 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

MID PENN BANCORP, INC.

•	Exhibit No. 31.2 – Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit No. 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
(Registrant)

By	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date: May 8, 2009

By	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager
Treasurer
(Principal Financial and Accounting Officer)

Date: May 8, 2009