Form 10-Q
period 2009-06-30
MID PENN BANCORP INC
filed 2009-08-07
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes  ☐    No  ☒

As of August 7, 2009, there were 3,479,780 shares of the registrant’s common stock outstanding, par value $1.00 per share.

MID PENN BANCORP, INC.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$5,909	$7,478
Interest-bearing balances with other financial institutions	1,136	970

Total cash and cash equivalents	7,045	8,448

Interest-bearing time deposits with other financial institutions	39,745	50,076
Available for sale investment securities	39,366	52,739
Loans and leases, net of unearned interest	467,309	434,643
Less: Allowance for loan and lease losses	(6,630)	(5,505)

Net loans and leases	460,679	429,138

Bank premises and equipment, net	12,215	11,377
Restricted investment in bank stocks	4,029	3,618
Foreclosed assets held for sale	850	1,516
Accrued interest receivable	2,747	2,747
Deferred income taxes	2,612	2,150
Goodwill	1,016	1,016
Core deposit and other intangibles, net	385	406
Cash surrender value of life insurance	7,229	7,437
Other assets	1,498	1,632

Total Assets	$579,416	$572,300

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$49,356	$48,602
Interest bearing demand	37,058	39,048
Money Market	82,591	75,750
Savings	26,880	25,364
Time	246,689	248,060

Total Deposits	442,574	436,824
Short-term borrowings	35,604	23,977
Long-term debt	45,141	55,223
Accrued interest payable	2,741	2,411
Other liabilities	3,207	2,975

Total Liabilities	529,267	521,410
Stockholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,479,780 shares issued and outstanding at June 30, 2009 and December 31, 2008	3,480	3,480
Additional paid-in capital	29,831	29,838
Retained earnings	6,655	7,168
Accumulated other comprehensive income	183	404

Total Stockholders’ Equity	50,149	50,890

Total Liabilities and Stockholders’ Equity	$579,416	$572,300

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest & fees on loans and leases	$7,161	$6,531	$13,804	$13,308
Interest on interest-bearing balances	384	696	840	1,369
Interest and dividends on investment securities:
U.S. Treasury and government agencies	158	206	334	437
State and political subdivision obligations, tax-exempt	287	318	572	663
Other securities	3	35	7	86
Interest on federal funds sold and securities purchased under agreements to resell	—	—	1	—

Total Interest Income	7,993	7,786	15,558	15,863

INTEREST EXPENSE
Interest on deposits	2,609	2,794	5,511	5,781
Interest on short-term borrowings	40	163	59	425
Interest on long-term debt	613	682	1,301	1,309

Total Interest Expense	3,262	3,639	6,871	7,515

Net Interest Income	4,731	4,147	8,687	8,348
PROVISION FOR LOAN AND LEASE LOSSES	479	155	1,412	255

Net Interest Income After Provision for Loan and Lease Losses	4,252	3,992	7,275	8,093

NONINTEREST INCOME
Trust department income	62	68	123	135
Service charges on deposits	386	440	737	848
Earnings from cash surrender value of life insurance	69	65	141	127
Gain on life insurance proceeds	—	—	158	—
Mortgage banking income	33	42	75	81
Other income	311	291	568	611

Total Noninterest Income	861	906	1,802	1,802

NONINTEREST EXPENSE
Salaries and employee benefits	2,021	1,785	4,121	3,597
Occupancy expense, net	231	239	436	528
Equipment expense	306	203	544	426
Pennsylvania Bank Shares tax expense	100	92	201	184
FDIC Assessment	395	21	523	33
Legal and Professional fees	215	156	354	296
Director fees and benefits expense	66	90	143	168
Marketing and advertising expense	266	103	460	182
Computer expense	120	111	223	249
Stationery and supplies expense	51	55	79	127
Loss on sale / write-down of foreclosed assets	4	—	36	32
Other expenses	566	623	1,089	1,103

Total Noninterest Expense	4,341	3,478	8,209	6,925

INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	772	1,420	868	2,970
Provision for (benefit from) income taxes	59	360	(58)	737

NET INCOME	713	1,060	926	2,233
Preferred stock dividends and discount accretion	129	—	257	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$584	$1,060	$669	$2,233

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.17	$0.30	$0.19	$0.64
Diluted Earnings Per Common Share	$0.17	$0.30	$0.19	$0.64
Cash Dividends Declared	$0.16	$0.20	$0.36	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net Income	$926	$2,233
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,412	255
Depreciation	455	411
Amortization of core deposit intangible	21	32
Net amortization of securities premiums	36	21
Earnings on cash surrender value of life insurance	(141)	(334)
Gain from life insurance proceeds	(158)	—
Loss on sale / write-down of foreclosed assets	36	32
Deferred income tax benefit	(194)	(199)
Decrease in accrued interest receivable	—	177
Decrease in other assets	127	156
Increase in accrued interest payable	330	1,013
Increase in other liabilities	248	664

Net Cash Provided by Operating Activities	3,098	4,461

Investing Activities:
Net (increase) decrease in interest-bearing time deposits	10,331	(10,912)
Proceeds from the maturity of investment securities	12,849	14,523
Purchases of investment securities	—	(10,660)
Purchase of restricted investment in bank stock	(411)	(49)
Net increase in loans and leases	(33,091)	(24,053)
Purchases of bank premises and equipment	(1,293)	(562)
Proceeds from sale of foreclosed assets	768	52
Proceeds from cash surrender value of life insurance	507	—

Net Cash Used in Investing Activities	(10,340)	(31,661)

Financing Activities:
Net increase in demand deposits and savings accounts	7,121	5,417
Net increase (decrease) in time deposits	(1,371)	24,316
Net increase (decrease) in short-term borrowings	11,627	(1,540)
Preferred stock dividend paid	(203)	—
Common stock dividend paid	(1,253)	(1,395)
Long-term debt repayment	(10,082)	(15,073)
Purchase of treasury stock	—	(252)
Proceeds from long-term debt	—	15,795

Net Cash Provided by Financing Activities	5,839	27,268

Net increase (decrease) in cash and cash equivalents	(1,403)	68
Cash and cash equivalents, beginning of period	8,448	10,625

Cash and cash equivalents, end of period	$7,045	$10,693

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,541	$6,502
Income taxes paid	—	870
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$138	$50

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements for 2009 and 2008 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), its subsidiaries Mid Penn Bank (the “Bank”), Mid Penn Insurance Services, LLC, and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the June 30, 2008 balances have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2008, and with Mid Penn’s Forms 8-K, that were filed during 2009 with the SEC.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through August 7, 2009, the date these consolidated financial statements were issued.

2. Short-term Borrowings

Short-term borrowings as of June 30, 2009 and December 31, 2008 consisted of:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Federal funds purchased	$31,208	$17,920
Securities sold under repurchase agreements	3,852	5,041
Treasury, tax and loan notes	544	1,016

	$35,604	$23,977

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

3. Long-term Debt

During the three months and six months ended June 30, 2009, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the three months ended June 30, 2009, the Bank paid down long-term debt by $5 million. The Bank has paid down long-term debt by $10 million during the six months ended June 30, 2009.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$5	$12	$4	$6
Interest cost	14	9	8	15
Amortization of transition obligation	—	4	—	—
Amortization of prior service cost	5	—	—	5
Amortization of net gain	—	(1)	(3)	—

Net periodic benefit cost	$24	$24	$9	$26

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$10	$24	$8	$12
Interest cost	28	18	16	30
Amortization of transition obligation	—	8	—	—
Amortization of prior service cost	10	—	—	10
Amortization of net gain	—	(2)	(6)	—

Net periodic benefit cost	$48	$48	$18	$52

5. Earnings per Common Share

Earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each of the periods presented giving retroactive effect to stock dividends and stock splits. The following data show the amounts used in computing basic and diluted earnings per common share. As shown in the table that follows, diluted earnings per common share is computed using weighted average common shares outstanding, plus weighted average common shares available from the exercise of all dilutive stock warrants issued to the U.S. Treasury under the provisions of the Capital Purchase Program, based on the average share price of Mid Penn’s common stock during the period.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income	$713	$1,060	$926	$2,233
Less: Dividends on preferred stock	(125)	—	(250)
Accretion of preferred stock discount	(4)	—	(7)

Net income available to common stockholders	$584	$1,060	$669	$2,233
Weighted average common shares outstanding	3,479,780	3,484,073	3,479,780	3,486,449
Basic earnings per common share	$0.17	$0.30	$0.19	$0.64

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income available to common stockholders	$584	$1,060	$669	$2,233
Weighted average number of common shares outstanding	3,479,780	3,484,073	3,479,780	3,486,449
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—	—

Adjusted weighted-average common shares outstanding	3,479,780	3,484,073	3,479,780	3,486,449
Diluted earnings per common share	$0.17	$0.30	$0.19	$0.64

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

6. Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Changes in certain assets and liabilities such as unrealized gains (losses) on securities available for sale and the liability associated with defined benefit plans, are reported as a separate component of the stockholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Change in unrealized holding losses on available for sale securities	$(612)	$(713)	$(489)	$(358)
Less reclassification adjustment for gains realized in income	—	—	—	—

Net unrealized losses	(612)	(713)	(489)	(358)

Change in defined benefit plans	3	—	155	—

Other comprehensive loss	(609)	(713)	(334)	(358)
Income tax benefit	207	242	113	122

Net of tax amount	$(402)	$(471)	$(221)	$(236)

7. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $10,333,000 and $10,517,000 of standby letters of credit outstanding as of June 30, 2009 and December 31, 2008, respectively. The Corporation does not anticipate any losses because of these transactions. The current amount of the liability as of June 30, 2009 for payment under standby letters of credit issued was not material.

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

9. Fair Value Measurement

Effective January 1, 2008, Mid Penn adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157) for financial assets and financial liabilities and on January 1, 2009, adopted the provision for non-financial assets and non-financial liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FASB Statement 157, “Fair Value Measurements”, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

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

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at June 30, 2009 using:
(Dollars in thousands)	Total carrying value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities available for sale	$39,366		$39,366

		Fair value measurements at December 31, 2008 using:
(Dollars in thousands)	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Securities available for sale	$52,739		$52,739

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

		Fair value measurements at June 30, 2009 using:
(Dollars in thousands)	Total carrying value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired Loans	$7,979			$7,979
Foreclosed Assets	850			850
Repossessed Assets	53			53

		Fair value measurements at December 31, 2008 using:
(Dollars in thousands)	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Impaired Loans	$5,492			$5,492
Foreclosed Assets	1,516			1,516
Repossessed Assets	—			—

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

This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

The following methodologies and assumptions were used to estimate the fair value of Mid Penn’s financial instruments:

Cash and Cash Equivalents:

The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value.

Interest-bearing Balances with other Financial Institutions:

The estimate of fair value was determined by comparing the present value of quoted interest rates on like deposits with the weighted average yield and weighted average maturity of the balances.

Securities Available for Sale:

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. For these securities, we obtain fair value measurements from an independent pricing service. These valuation services estimate fair value using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads.

Impaired Loans:

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

Loans:

For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying values approximated fair value. Substantially all commercial loans and real estate mortgages are variable rate loans. The fair value of other loans (i.e. consumer loans and fixed-rate real estate mortgages) are estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

Foreclosed Assets:

Assets included in foreclosed assets held for sale are carried at the lower of cost or fair value and accordingly is presented as measured on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Accrued Interest Receivable and Payable:

The carrying amount of accrued interest receivable and payable approximates their fair values.

Restricted Investment in Bank Stocks:

The carrying amount of required and restricted invesment in correspondent bank stock approximates fair value, and considers the limited marketability of such securities.

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

Long-term Debt:

The estimated fair values of long-term debt were determined using discounted cash flow analysis, based on currently available borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit and Letters of Credit:

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present credit worthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2009 and December 31, 2008.

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$7,045	$7,045	$8,448	$8,448
Interest-bearing balances with other financial institutions	39,745	39,745	50,076	50,076
Securities available for sale	39,366	39,366	52,739	52,739
Net loans	460,679	478,736	429,138	456,323
Restricted investment in bank stocks	4,029	4,029	3,618	3,618
Accrued interest receivable	2,747	2,747	2,747	2,747
Financial liabilities:
Deposits	$442,574	$451,326	$436,824	$447,482
Short-term borrowings	35,604	35,604	23,977	23,977
Long-term debt	45,141	47,648	55,223	58,721
Accrued interest payable	2,741	2,741	2,411	2,411
Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Pursuant to the American Recovery and Reinvestment Act of 2009, the Secretary of the Treasury shall permit, subject to consultation with the appropriate Federal banking agency, the Corporation to redeem the Series A Preferred Stock. The Corporation may do so without regard to the source of the funds to be used to redeem the Series A Preferred Stock or any minimum waiting period. If the Corporation elects to redeem the Series A Preferred Stock prior to February 15, 2012, and receives approval from the Treasury and the Board of Governors of the Federal Reserve System, it must redeem at least $2,500,000 of the Series A Preferred Stock. Upon redemption of the Series A Preferred Stock, the Secretary of the Treasury shall liquidate the warrants associated with the Corporation’s participation in the CPP at the current market price. Upon the appropriate approval, the Corporation may redeem the Series A Preferred Stock at the original purchase price plus accrued but unpaid dividends, if any. The related Warrants expire in ten years and are immediately exercisable upon their issuance.

To participate in the program, the Corporation is required to meet certain standards, including; (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risk that threatens the value of the Corporation; (2) requiring a clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting the Corporation from making any golden parachute payment to a senior executive based on applicable Internal Revenue Code provisions; and (4) agreeing not to deduct, for tax purposes, executive compensation in excess of $500,000 for each senior executive.

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

11. Investment Securities

Securities to be held for indefinite periods, but not intended to be held to maturity, are classified as available for sale and carried at fair value. Securities held for indefinite periods include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

At June 30, 2009 and December 31, 2008, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands) June 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$10,811	$200	$1	$11,010
Mortgage-backed U.S. government agencies	3,124	100	1	3,223
State and political subdivision obligations	24,831	525	465	24,891
Equity securities	250	—	8	242

	$39,016	$825	$475	$39,366

(Dollars in thousands) December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$22,347	$739	$—	$23,086
Mortgage-backed U.S. government agencies	4,154	25	6	4,173
State and political subdivision obligations	25,151	566	473	25,244
Equity securities	250	—	14	236

	$51,902	$1,330	$493	$52,739

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$2,047	$1	$—	$—	$2,047	$1
Mortgage-backed U.S. government agencies	40	1	—	—	40	1
State and political subdivision obligations	6,184	325	3,190	140	9,374	465
Equity securities	—	—	242	8	242	8

Total temporarily impaired available-for-sale securities	$8,271	$327	$3,432	$148	$11,703	$475

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed U.S. government agencies	1,400	6	—	—	1,400	6
State and political subdivision obligations	5,520	293	2,098	180	7,618	473
Equity securities	—	—	236	14	236	14

Total temporarily impaired available-for-sale securities	$6,920	$299	$2,334	$194	$9,254	$493

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis; and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of Mid Penn to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2009, Mid Penn had 22 debt securities with unrealized losses. These securities have depreciated 3.82% from their amortized cost basis. At December 31, 2008, the 21 debt securities with unrealized losses had depreciated 5.05% from their amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

12. Recent Accounting Pronouncements

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

FASB Statement No. 165

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events”. This statement introduces the concept of financial statements being “available to be issued”. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

FASB Statement No. 166

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (SFAS 140), by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Corporation has not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

FASB Statement No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Corporation does not expect the adoption of this standard to have an impact on our financial position or results of operations.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2009, compared to year-end 2008 and the Results of Operations for the first three and six months of 2009 compared to the same periods in 2008.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2008, Mid Penn’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2009, and with Mid Penn’s Forms 8-K, that were filed during 2009 with the SEC. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	Technological changes;

•	Acquisitions and integration of acquired businesses;

•	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	Acts of war or terrorism;

•	Volatilities in the securities markets;

•	Deteriorating economic conditions; and

•	The inability of borrowers to repay loans.

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

The allowance for loan and lease losses represents management’s estimate of potentially incurred credit losses inherent in the loan and lease portfolio. Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. Throughout the remainder of this report, the terms “loan” or “loans” refers to both loans and leases.

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

Results of Operations

Overview

Net income available to common stockholders was $584,000 or $0.17 per common share for the quarter ended June 30, 2009, as compared to net income available to common stockholders of $1,060,000 or $0.30 per common share for the quarter ended June 30, 2008. During the six months ended June 30, 2009, net income available to common stockholders was $669,000 or $0.19 per common share versus $2,233,000 or $0.64 per common share versus the same period in 2008. Net income available to common stockholders was adversely impacted by a special FDIC assessment, higher levels of provision for loan and lease losses, and other increased noninterest expenses as more fully explained below.

The net interest margin compression experienced throughout 2008 has begun to abate somewhat in 2009 with net interest income increasing to $4,731,000 in the three months ended June 30, 2009 from $4,147,000 during the same period in 2008. The six months ended June 30, 2009 reflect an increasing level of net interest income as well, growing to $8,687,000 versus $8,348,000 during the same period in 2008. These increases have been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the second quarter of 2009 was $479,000, as compared to $155,000 in the second quarter of 2008. During the six months ended June 30, 2009, the provision for loan and lease losses was $1,412,000 compared to $255,000 for the six months ended June 30, 2008. The increased provision reflects strong loan growth, weak economic conditions, and additional problem loans.

Increasing noninterest expenses in the three and six months ended June 30, 2009, versus the same periods in 2008, also negatively affected earnings. The three primary areas of increased expenses during these periods were Salaries and Benefits, FDIC Assessment, and Marketing and Advertising expense.

Net income as a percent of average assets (return on average assets or “ROA”) and stockholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Return on average assets	0.50%	0.80%	0.33%	0.83%
Return on average equity	5.65%	10.47%	3.51%	11.10%

Total assets increased to $579,416,000 at June 30, 2009, from $572,300,000 on December 31, 2008. This asset increase was the result of strong loan demand during the first half of 2009 with gross loans of $467,309,000 at June 30, 2009 compared to $434,643,000 at year-end, an increase of approximately $33 million. This growth in loans and leases was partially funded by maturities or calls of interest-bearing time deposits with other financial institutions and investment securities.

The funding side of Mid Penn has undergone a dramatic transformation since December 31, 2008. Deposit growth was strong during the first six months of 2009. Total deposits were $442,574,000 at June 30, 2009, compared to $436,824,000 at December 31, 2008, an increase of approximately $6 million. This increase in deposits was boosted by a flight to safety as investors retreat from the stock market and invest funds in insured accounts. Hidden in these numbers is the transformation in deposit makeup Mid Penn has experienced. During the first six months of 2009, $10,000,000 of brokered deposits have matured and been replaced with local, core deposits. In addition, $10,000,000 of long-term FHLB debt has matured and been shifted into overnight borrowings at very advantageous rates. These strategies have improved cost of funds and energized the net interest margin. Mid Penn continues on an aggressive campaign of replacing maturing brokered deposits and long-term debt with traditional, relationship-based, core funding sources.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential - taxable equivalent basis

(Dollars in thousands)	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
ASSETS:
Interest Earning Assets
Interest Earning Balances	$43,393	$840	3.90%	$54,804	$1,369	5.02%
Investment Securities:
Taxable	21,349	340	3.21%	19,876	443	4.48%
Tax-Exempt	25,108	866	6.96%	27,281	1,004	7.40%

Total Investment Securities	46,457			47,157

Federal Funds Sold	517	1	0.39%	—	—
Loans and Leases, Net:
Taxable	436,908	13,494	6.23%	394,291	13,102	6.68%
Tax-Exempt	13,321	469	7.10%	9,377	312	6.69%

Total Loans and Leases, Net	450,229			403,668
Restricted Investment in Bank Stocks	3,827	1	0.05%	3,657	80	4.40%

Total Earning Assets	544,423	16,011	5.93%	509,286	16,310	6.44%
Cash and Due from Banks	6,410			7,745
Other Assets	22,577			21,326

Total Assets	$573,410			$538,357

LIABILITIES & STOCKHOLDERS’ EQUITY:
Interest Bearing Liabilities
Interest Bearing Deposits:
NOW	$36,514	17	0.09%	$36,551	62	0.34%
Money Market	76,665	621	1.63%	69,251	713	2.07%
Savings	26,256	10	0.08%	25,607	33	0.26%
Time	253,509	4,863	3.87%	230,773	4,973	4.33%
Short-term Borrowings	21,949	59	0.54%	29,144	425	2.93%
Long-term Debt	50,430	1,301	5.20%	52,843	1,309	4.98%

Total Interest Bearing Liabilities	465,323	6,871	2.98%	444,169	7,515	3.40%
Demand Deposits	49,266			47,274
Other Liabilities	5,548			6,456
Stockholders’ Equity	53,273			40,458

Total Liabilities and Stockholders’ Equity	$573,410			$538,357

Net Interest Income		$9,140			$8,795

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.93%			6.44%
Rate on Supporting Liabilities			2.98%			3.40%
Average Interest Spread			2.95%			3.04%
Net Interest Margin			3.39%			3.47%

For the six months ended June 30, 2009, Mid Penn’s taxable-equivalent net interest margin declined to 3.39% from 3.47% during the six months ended June 30, 2008, driven primarily by a reduction in market interest rates and the tightening spread between the yield on earning assets and the cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first six months of 2009 increased to $9,140,000 from $8,795,000 in the first six months of 2008, helped by the strong growth in average earning assets, which increased 6.90% from June 30, 2008 to June 30, 2009. For the six months ended June 30, 2009, net interest margin has increased 26 basis points to 3.39% from the reported 3.13% for the three months ended March 31, 2009. This increase has been the result of an improving yield on earning assets and a reduction in the cost of supporting liabilities. For the period ended June 30, 2009, the yield on earning assets and cost on supporting liabilities were 5.93% and 2.98% respectively. These same measures were 5.83% and 3.16% for the three months ended March 31, 2009.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

During the first half of 2009, Mid Penn continued to experience a challenging operating environment. Given the economic pressures that impact some borrowers, the Corporation has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2008 to June 30, 2009. The provision for loan and lease losses was $479,000 for the three months ended June 30, 2009, as compared to $155,000 for the three months ended June 30, 2008. During the six months ended June 30, 2009, the provision for loan and lease losses was $1,412,000, as compared to $255,000 for the six months ended June 30, 2008. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $45,000, or 5.0% during the second quarter of 2009 versus the second quarter of 2008. During the six months ended June 30, 2009, noninterest income remained unchanged versus the same period in 2008. The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2009	2008	$ Variance	% Variance
Service charges on deposits	$386	$440	$(54)	(12.3)%

(Dollars in Thousands)	Six Months Ended June 30,
	2009	2008	$ Variance	% Variance
Service charges on deposits	$737	$848	$(111)	(13.1)%
Gain on life insurance proceeds	158	—	158	N/A

Service charges on deposits, primarily fees from non-sufficient funds, showed decreases during both periods. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to non-sufficient funds.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Noninterest Expenses

Noninterest expenses increased by $863,000, or 24.8% during the second quarter of 2009, versus the same period in 2008. During the six months ended June 30, 2009, expenses increased $1,284,000, or 18.5% over the same period in 2008. The increases were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended June 30,
	2009	2008	$ Variance	% Variance
Salaries and employee benefits	$2,021	$1,785	$236	13.2%
Equipment expense	306	203	103	50.7%
FDIC Assessment	395	21	374	1781.0%
Marketing and advertising expense	266	103	163	158.3%

(Dollars in Thousands)	Six Months Ended June 30,
	2009	2008	$ Variance	% Variance
Salaries and employee benefits	$4,121	$3,597	$524	14.6%
FDIC Assessment	523	33	490	1484.8%
Marketing and advertising expense	460	182	278	152.7%

The increases in salaries and employee benefits reflect the full quarter and year-to-date 2009 impact of added team members throughout 2008 to position Mid Penn for handling current needs and future growth. The increase in FDIC Assessment is the result of the agency’s efforts to replenish the insurance fund in light of the wave of bank closures brought on by the sub-prime lending and credit crisis. The agency also levied a special assessment on all insured institutions as of June 30, 2009. This special assessment was calculated at five basis points of total assets less Tier 1 capital, and resulted in a charge to earnings of $265,000 for Mid Penn. Marketing and advertising expenses are higher in 2009 as we take advantage of the market disruption caused by the sub-prime lending and credit crisis related mergers to increase core deposits. Two specific campaigns have been launched to achieve this goal. The first, late in the first quarter, was aimed at retaining or replacing with core deposits a large group of time deposits maturing during that period. The second was the sponsorship of the local Fourth of July Fireworks celebration as part of a drive to capture new core deposit accounts. Increased equipment expenses in the second quarter reflect depreciation and equipment acquisition charges from the opening of the new operations center in Halifax. This facility fulfills much needed space enhancements for current and future growth.

Income Taxes

The provision for income taxes was $59,000 for the three months ended June 30, 2009, as compared to a provision for income taxes of $360,000 in the same period last year. The benefit from income taxes was ($58,000) for the six months ended June 30, 2009, as compared to a provision for income taxes of $737,000 for the same period of last year. The tax benefit was related to the reduced net income stemming from the increased provision for loan losses and increased noninterest expenses during the first six months of 2009 versus the same period in 2008. The effective tax rate, for the six months ended June 30, 2009, was (6.7) % compared to 24.8% for the six months ended June 30, 2008. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of FIN 48 and FIN 48-1, no significant income tax uncertainties were identified, therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended June 30, 2009 and June 30, 2008. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first six months of 2009, Mid Penn had net charge-offs of $287,000 as compared to net charge-offs of $21,000 during the same period of 2008. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses, if economic conditions or loan credit quality differs substantially from the assumptions used in making the Corporation’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Analysis of the Allowance for Loan and Lease Losses:

(Dollars in thousands)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Average total loans outstanding (net of unearned income)	$450,229	$403,668
Period ending total loans outstanding (net of unearned income)	$467,309	$401,110
Balance, beginning of period	$5,505	$4,790
Loans charged off during period	(349)	(87)
Recoveries of loans previously charged off	62	66

Net chargeoffs	(287)	(21)

Provision for loan and lease losses	1,412	255

Balance, end of period	$6,630	$5,024

Ratio of net loans charged off to average loans outstanding (annualized)	0.13%	0.01%
Ratio of allowance for loan losses to net loans at end of period	1.42%	1.25%

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

At June 30, 2009, total nonperforming loans amounted to $4,192,000, or 0.90% of loans and leases net of unearned income, as compared to levels of $4,164,000, or 0.96%, at December 31, 2008 and $5,272,000, or 1.31%, at June 30, 2008.

Schedule of Nonperforming Assets:

(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Nonperforming Assets:
Nonaccrual loans	$4,145	$4,113	$5,272
Loans renegotiated with borrowers	47	51	—

Total nonperforming loans	4,192	4,164	5,272
Foreclosed real estate	850	1,516	495
Other repossessed property	53	—	7

Total non-performing assets	5,095	5,680	5,774
Accruing loans 90 days or more past due	1,102	1,860	968

Total risk elements	$6,197	$7,540	$6,742

Nonperforming loans as a % of total loans outstanding	0.90%	0.96%	1.31%
Nonperforming assets as a % of total loans outstanding and other real estate	1.09%	1.30%	1.44%
Ratio of allowance for loan losses to nonperforming loans	158.16%	132.20%	95.30%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

As of June 30, 2009, the Corporation had several loan relationships, with an aggregate carrying balance of $3,057,000, deemed impaired that have been placed in nonaccrual status. Specific allocations totaling $938,000 have been included within the loan loss reserve for these loans. Management believes that the specific reserve is adequate to cover potential future losses related to these relationships. There are several other significant loan relationships considered impaired, with outstanding balances of $7,440,000, on which, interest continues to accrue. Specific allocations within the allowance for loan losses for these loans total $1,580,000.

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

Management believes, based on information currently available, that the current allowance for loan and lease losses of $6,630,000 is adequate to meet potential loan and lease losses.

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

Capital Resources

Mid Penn Bancorp, Inc. is a financial holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary. Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of June 30, 2009 and December 31, 2008, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

Currently, the FDIC Board has adopted a restoration plan that raised assessment rates for deposit insurance premiums for 2009, and enacted a special emergency assessment that has significantly affect operating results for the Corporation. The assessment is .05% of total Bank Assets, less Tier 1 Capital as of June 30, 2009, and is scheduled to be paid on September 30, 2009. The special assessment for Mid Penn’s banking subsidiary was $265,000.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of June 30, 2009, and December 31, 2008, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized Under Prompt
	Actual:		Minimum Capital Required:		Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Tier 1 Capital (to Average Assets)	$48,444	8.5%	$22,890	4.0%	$28,613	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,444	10.4%	18,675	4.0%	28,013	6.0%
Total Capital (to Risk Weighted Assets)	54,290	11.6%	37,350	8.0%	46,688	10.0%
As of December 31, 2008:
Tier 1 Capital (to Average Assets)	$39,975	7.2%	$22,146	4.0%	$27,683	5.0%
Tier 1 Capital (to Risk Weighted Assets)	39,975	9.3%	17,278	4.0%	25,917	6.0%
Total Capital (to Risk Weighted Assets)	45,376	10.5%	34,556	8.0%	43,195	10.0%

Capital Purchase Program Participation

On December 19, 2008, Mid Penn Bancorp, Inc. (the “Corporation”) entered into and closed a Letter Agreement (including the Securities Purchase Agreement – Standard Terms) (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in the Company under the Treasury’s Capital Purchase Program (the “CPP”).

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

Pursuant to the American Recovery and Reinvestment Act of 2009, the Secretary of the Treasury shall permit, subject to consultation with the appropriate Federal banking agency, the Corporation to redeem the Series A Preferred Stock. The Corporation may do so without regard to the source of the funds to be used to redeem the Series A Preferred Stock or any minimum waiting period. If the Corporation elects to redeem the Series A Preferred Stock prior to February 15, 2012, and receives approval from the Treasury and the Board of Governors of the Federal Reserve System, it must redeem at least $2,500,000 of the Series A Preferred Stock. Upon redemption of the Series A Preferred Stock, the Secretary of the Treasury shall liquidate the warrants associated with the Corporation’s participation in the CPP at the current market price. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until December 19, 2011, or such earlier time as all preferred shares have been redeemed by the Corporation or transferred by Treasury to third parties that are not affiliated with Treasury, the Corporation may not, without Treasury’s consent, increase its dividend rate per share of common stock or, with certain limited exceptions, repurchase its common stock.

The warrants are immediately exercisable and have a 10-year term. The exercise price and number of shares subject to the warrants are both subject to anti-dilution adjustments. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrants; however, this agreement not to vote the shares does not apply to any person who may acquire such shares. If the Corporation receives aggregate gross proceeds of at least $10,000,000 from one or more qualifying equity offerings of Tier 1-eligible perpetual preferred or common stock on or prior to December 31, 2009, the number of shares of common stock underlying the warrant then held by Treasury will be reduced by one half of the original number of shares underlying the warrants, after taking into account all adjustments.

The preferred shares and the warrants were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The Corporation has filed a shelf registration statement covering the preferred shares, the warrants, and the common stock underlying the warrants. Treasury and other future holders of the preferred shares, the warrants, or the common stock issued pursuant to the warrants also have piggyback and demand registration rights with respect to these securities. None of the preferred shares, the warrants, or the shares issuable upon exercise of the warrants are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise an aggregate of one-half of the warrants shares prior to December 31, 2009.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Emergency Economic Stabilization Act of 2008

On December 19, 2008, the United States Department of the Treasury purchased $10 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A from Mid Penn under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Institutions that receive financial assistance under the TARP Capital Purchase Program must comply with the executive compensation and corporate governance requirements under Section 111 of the Emergency Economic Stabilization Act of 2008, which was amended by the American Recovery and Reinvestment Act of 2009. These requirements, the compliance of which must be annually certified by Mid Penn’s Chief Executive Officer and Chief Financial Officer, include:

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2009, the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the six months ended June 30, 2009, there were no changes in Mid Penn’s internal controls over financial reporting, that have materially affected, or are reasonable likely to materially affect, these controls.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

MID PENN BANCORP, INC.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on April 28, 2009, a vote was held for the election of three Class B directors to serve for a three-year term. The results of the election were as follows:

	Votes For	Votes Withheld
Jere M. Coxon	2,895,084	21,266
Rory G. Ritrievi	2,890,805	25,545
Edwin D. Schlegel	2,893,155	23,195

Two additional shareholder items were presented for approval. Item two was a proposal to approve and adopt an amendment to Article 7 of the Articles of Incorporation to exclude from the supermajority shareholder vote requirements of Article 7 in a merger in which the Corporation is the surviving entity if the merger has received the prior approval of at least eighty percent (80%) of the members of the Board of Directors. Item three was a proposal to approve the following non-binding proposal: “Resolved, that the shareholders hereby approve the Executive Compensation, as described in the Compensation Discussion and Analysis and the Tabular Disclosure (together with the accompanying narrative disclosure), regarding named executive officers in this proxy statement.” The voting on items two and three were as follows:

	Votes For	Votes Against	Votes Abstain	Broker Non-Vote
Item Two	1,998,919	280,099	11,778	625,544
Item Three	2,779,900	61,271	75,179	N/A

The Board of Directors is now comprised of three classes of directors, each serving a three-year term. With the election of the Class B directors noted above, the current board composition is as follows:

	Class	Expiration of Current Term
Matthew G. DeSoto	A	2011
Robert C. Grubic	A	2011
Gregory M. Kerwin	A	2011
Jere M. Coxon	B	2012
Rory G. Ritrievi	B	2012
Edwin D. Schlegel	B	2012
A. James Durica	C	2010
Theodore W. Mowery	C	2010
Donald E. Sauve	C	2010
William A. Specht, III	C	2010

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

•

Exhibit 3(i) – The Registrant’s Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.)

•

Exhibit 3(ii) – Statement with Respect to Shares for Series A Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

•

Exhibit 3(iii) – The Registrant’s Amended and Restated By-laws (Incorporated by reference to Exhibit 3(iii) to Registrant’s Quarterly Report on form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.)

•

Exhibit 4 – Warrants for Purchase of Shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008).

•

Exhibit 10.1 – Mid Penn Bank’s Profit Sharing Retirement Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

MID PENN BANCORP, INC.

•

Exhibit 10.2 – Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

•

Exhibit 10.3 – The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on October 12, 2005.)

•

Exhibit 10.4 – Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.)

•

Exhibit 10.5 – Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust. (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2005.)

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

•

Exhibit 10.8 – Key Executive Management Change of Control between Mid Penn Bancorp, Inc. and Kevin W. Laudenslager dated as of April 1, 2008. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on April 4, 2008.)

•

Exhibit 10.9 – Revised Directors’ Retirement Plan (Incorporated by reference to Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008.)

•

Exhibit 10.10 – Employment Agreement of Rory G. Ritrievi dated as of February 25, 2009 (Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 2, 2009.)

•

Exhibit 10.11 – Form of Capital Purchase Plan Executive Compensation Restriction Agreement (Incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 2, 2009.)

•	Exhibit 11 – Statement regarding the computation of Per Share Earnings. (Incorporated by reference to Part I Item 1 of this Quarterly Report on Form 10-Q.)

•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date: August 7, 2009

By	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager Treasurer (Principal Financial and Accounting Officer)

Date: August 7, 2009