Form 10-Q
period 2009-09-30
MID PENN BANCORP INC
filed 2009-11-09
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of November 9, 2009, there were 3,479,780 shares of the registrant’s common stock outstanding, par value $1.00 per share.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$5,427	$7,478
Interest-bearing balances with other financial institutions	392	970

Total cash and cash equivalents	5,819	8,448

Interest-bearing time deposits with other financial institutions	39,736	50,076
Available for sale investment securities	43,303	52,739
Loans and leases, net of unearned interest	484,709	434,643
Less: Allowance for loan and lease losses	(7,666)	(5,505)

Net loans and leases	477,043	429,138

Bank premises and equipment, net	12,164	11,377
Restricted investment in bank stocks	4,029	3,618
Foreclosed assets held for sale	388	1,516
Accrued interest receivable	2,692	2,747
Deferred income taxes	2,108	2,150
Goodwill	1,016	1,016
Core deposit and other intangibles, net	381	406
Cash surrender value of life insurance	7,298	7,437
Other assets	2,215	1,632

Total Assets	$598,192	$572,300

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$53,017	$48,602
Interest bearing demand	39,209	39,048
Money Market	103,992	75,750
Savings	26,596	25,364
Time	248,602	248,060

Total Deposits	471,416	436,824
Short-term borrowings	24,856	23,977
Long-term debt	45,099	55,223
Accrued interest payable	2,994	2,411
Other liabilities	3,207	2,975

Total Liabilities	547,572	521,410
Stockholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at September 30, 2009 and
December 31, 2008	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,479,780 shares issued and outstanding at September 30, 2009 and December 31, 2008	3,480	3,480
Additional paid-in capital	29,828	29,838
Retained earnings	6,221	7,168
Accumulated other comprehensive income	1,091	404

Total Stockholders’ Equity	50,620	50,890

Total Liabilities and Stockholders’ Equity	$598,192	$572,300

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
INTEREST INCOME
Interest & fees on loans and leases	$7,106	$6,869	$20,910	$20,176
Interest on interest-bearing balances with financial institutions	337	592	1,177	1,961
Interest and dividends on investment securities:
U.S. Treasury and government agencies	153	193	488	631
State and political subdivision obligations, tax-exempt	287	297	858	960
Other securities	3	35	10	121
Interest on federal funds sold and securities purchased under agreements to resell	—	—	1	—

Total Interest Income	7,886	7,986	23,444	23,849

INTEREST EXPENSE
Interest on deposits	2,577	2,841	8,088	8,623
Interest on short-term borrowings	40	132	99	557
Interest on long-term debt	599	721	1,900	2,030

Total Interest Expense	3,216	3,694	10,087	11,210

Net Interest Income	4,670	4,292	13,357	12,639
PROVISION FOR LOAN AND LEASE LOSSES	1,108	275	2,520	530

Net Interest Income After Provision for Loan and Lease Losses	3,562	4,017	10,837	12,109

NONINTEREST INCOME
Trust department income	61	69	184	204
Service charges on deposits	382	455	1,119	1,303
Earnings from cash surrender value of life insurance	80	65	220	192
Gain on life insurance proceeds	—	—	158	—
Mortgage banking income	37	11	72	49
Other income	349	398	958	1,052

Total Noninterest Income	909	998	2,711	2,800

NONINTEREST EXPENSE
Salaries and employee benefits	2,102	1,832	6,224	5,428
Occupancy expense, net	225	227	661	754
Equipment expense	304	208	848	634
Pennsylvania Bank Shares tax expense	100	93	301	277
FDIC Assessment	347	12	871	45
Legal and professional fees	126	223	479	544
Director fees and benefits expense	83	77	225	245
Marketing and advertising expense	145	155	606	337
Computer expense	109	135	332	383
Stationery and supplies expense	31	61	110	188
Loss on sale / write-down of foreclosed assets	40	—	76	32
Other expenses	618	502	1,706	1,581

Total Noninterest Expense	4,230	3,525	12,439	10,448

INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	241	1,490	1,109	4,461
Provision for (benefit from) income taxes	(93)	368	(151)	1,106

NET INCOME	334	1,122	1,260	3,355
Preferred stock dividends and discount accretion	128	—	385	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$206	$1,122	$875	$3,355

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.06	$0.32	$0.25	$0.96
Diluted Earnings Per Common Share	$0.06	$0.32	$0.25	$0.96
Cash Dividends Declared	$0.16	$0.20	$0.52	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Operating Activities:
Net Income	$1,260	$3,355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,520	530
Depreciation	816	625
Amortization (accretion) of core deposit intangible	25	(58)
Net amortization (accretion) of securities premiums (discounts)	66	(8)
Earnings on cash surrender value of life insurance	(220)	(399)
Gain from life insurance proceeds	(158)	—
Loss on disposal of property, plant, and equipment	5	—
Loss on sale / write-down of foreclosed assets	76	32
Deferred income tax benefit	(155)	(7)
Decrease in accrued interest receivable	55	75
(Increase) decrease in other assets	(593)	449
Increase in accrued interest payable	583	1,324
Increase in other liabilities	162	393

Net Cash Provided by Operating Activities	4,442	6,311

Investing Activities:
Net (increase) decrease in interest-bearing time deposits	10,340	(2,621)
Proceeds from the maturity of investment securities	13,647	17,238
Purchases of investment securities	(3,393)	(7,791)
Purchase of restricted investment in bank stock	(411)	(3,617)
Net increase in loans and leases	(50,563)	(48,504)
Purchases of bank premises and equipment	(1,608)	(1,070)
Proceeds from sale of foreclosed assets	1,190	52
Proceeds from cash surrender value of life insurance	517	—

Net Cash Used in Investing Activities	(30,281)	(46,313)

Financing Activities:
Net increase in demand deposits and savings accounts	34,050	33,581
Net increase in time deposits	542	11,499
Net increase (decrease) in short-term borrowings	879	(5,351)
Preferred stock dividend paid	(328)	—
Common stock dividend paid	(1,809)	(2,091)
Long-term debt repayment	(10,124)	(15,113)
Purchase of treasury stock	—	(253)
Proceeds from long-term debt	—	15,795

Net Cash Provided by Financing Activities	23,210	38,067

Net decrease in cash and cash equivalents	(2,629)	(1,935)
Cash and cash equivalents, beginning of period	8,448	10,616

Cash and cash equivalents, end of period	$5,819	$8,681

Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,504	$9,886
Income taxes paid	—	1,295
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$138	$929
The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements for 2009 and 2008 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”), Mid Penn Insurance Services, LLC, and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the September 30, 2008 balances have been reclassified to conform to the 2009 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2008, and with Mid Penn’s Forms 8-K, that were filed during 2009 with the SEC.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through November 9, 2009, the date these consolidated financial statements were issued.

2. Short-term Borrowings

Short-term borrowings as of September 30, 2009 and December 31, 2008 consisted of:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Federal funds purchased	$20,384	$17,920
Securities sold under repurchase agreements	4,030	5,041
Treasury, tax and loan notes	442	1,016

	$24,856	$23,977

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

3. Long-term Debt

During the three months and nine months ended September 30, 2009, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the three months ended September 30, 2009, the Bank did not pay down any long-term debt. The Bank has paid down long-term debt by $10 million during the nine months ended September 30, 2009.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2009	2008	2009	2008
Service cost	$5	$6	$4	$12
Interest cost	14	15	8	9
Amortization of transition obligation	—	—	—	4
Amortization of prior service cost	5	5	—	—
Amortization of net gain	—	—	(3)	(1)

Net periodic benefit cost	$24	$26	$9	$24

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Service cost	$15	$18	$12	$36
Interest cost	42	45	24	27
Amortization of transition obligation	—	—	—	12
Amortization of prior service cost	15	15	—	—
Amortization of net gain	—	—	(9)	(3)

Net periodic benefit cost	$72	$78	$27	$72

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$334	$1,122	$1,260	$3,355
Less: Dividends on preferred stock	(125)	—	(375)
Accretion of preferred stock discount	(3)	—	(10)

Net income available to common stockholders	$206	$1,122	$875	$3,355
Weighted average common shares outstanding	3,479,780	3,479,780	3,479,780	3,484,210
Basic earnings per common share	$0.06	$0.32	$0.25	$0.96
The computations of diluted earnings per common share follow:
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income available to common stockholders	$206	$1,122	$875	$3,355
Weighted average number of common shares outstanding	3,479,780	3,479,780	3,479,780	3,484,210
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—	—

Adjusted weighted-average common shares outstanding	3,479,780	3,479,780	3,479,780	3,484,210
Diluted earnings per common share	$0.06	$0.32	$0.25	$0.96

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Change in unrealized holding gains (losses) on available for sale securities	$1,373	$(368)	$884	$(725)
Less reclassification adjustment for gains realized in income	—	(8)	—	(8)

Net unrealized gains (losses)	1,373	(376)	884	(733)

Change in defined benefit plans	3	—	158	—

Other comprehensive income (loss)	1,376	(376)	1,042	(733)
Income tax effect	(468)	128	(355)	249

Net of tax amount	$908	$(248)	$687	$(484)

7. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $11,072,000 and $10,517,000 of standby letters of credit outstanding as of September 30, 2009 and December 31, 2008, respectively. The Corporation does not anticipate any losses because of these transactions. The current amount of the liability as of September 30, 2009 for payment under standby letters of credit issued was not material.

8. Split Dollar Life Insurance Postretirement Benefits

GAAP requires Split-Dollar Life Insurance Arrangements to have a liability recognized related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and a liability for the future death benefit. Mid Penn recorded a cumulative effect adjustment to the balance of retained earnings of $277,000 as of January 1, 2008.

9. Fair Value Measurements

Mid Penn adopted Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” effective January 1, 2008 for financial assets and financial liabilities and on January 1, 2009, for non-financial assets and non-financial liabilities. This guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance provides additional information on determining when the volume and level of activity for the asset or liability has significantly decreased. The guidance also includes information on identifying circumstances when a transaction may not be considered orderly.

Fair value measurement and disclosure guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with the fair value measurement and disclosure guidance.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

This guidance clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own belief about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances. Fair value measurement and disclosure guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Inputs—Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 Inputs—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of Mid Penn’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at September 30, 2009 using:
(Dollars in thousands)	Total carrying value at September 30, 2009	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$43,303		$43,303

		Fair value measurements at December 31, 2008 using:
(Dollars in thousands)	Total carrying value at December 31, 2008	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:		(Level 1)	(Level 2)	(Level 3)
Securities available for sale	$52,739		$52,739

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

		Fair value measurements at September 30, 2009 using:
(Dollars in thousands)	Total carrying value at September 30, 2009	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:		(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$10,168			$10,168
Foreclosed Assets	388			388

		Fair value measurements at December 31, 2008 using:
(Dollars in thousands)	Total carrying value at December 31, 2008	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:		(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$5,492			$5,492
Foreclosed Assets	1,516			1,516

ASC Topic 825, “Financial Instruments”, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

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

Impaired Loans:

Certain loans are evaluated for impairment using the practical expedients including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). The value of the collateral is determined through appraisals performed by independent licensed appraisers. When the value of the collateral, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Mid Penn considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed and evaluated as needed for additional impairment, and reserves are adjusted accordingly.

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

Restricted Investment in Bank Stocks:

The carrying amount of required and restricted investment in correspondent bank stock approximates fair value, and considers the limited marketability of such securities.

Deposits:

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	$5,819	$5,819	$8,448	$8,448
Interest-bearing balances with other financial institutions	39,736	39,736	50,076	50,076
Investment securities	43,303	43,303	52,739	52,739
Net loans and leases	477,043	495,486	429,138	456,323
Restricted investment in bank stocks	4,029	4,029	3,618	3,618
Accrued interest receivable	2,692	2,692	2,747	2,747

Financial liabilities:
Deposits	$471,416	$480,067	$436,824	$447,482
Short-term borrowing	24,856	24,856	23,977	23,977
Long-term debt	45,099	47,549	55,223	58,721
Accrued interest payable	2,994	2,994	2,411	2,411

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

ASC Topic 320, “Investments – Debt and Equity Securities”, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

At September 30, 2009 and December 31, 2008, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2009
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$10,795	$491	$—	$11,286
Mortgage-backed U.S. government agencies	4,826	127	—	4,953
State and political subdivision obligations	25,710	1,129	21	26,818
Equity securities	250	—	4	246

	$41,581	$1,747	$25	$43,303

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$22,347	$739	$—	$23,086
Mortgage-backed U.S. government agencies	4,154	25	6	4,173
State and political subdivision obligations	25,151	566	473	25,244
Equity securities	250	—	14	236

	$51,902	$1,330	$493	$52,739

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2009
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed U.S. government agencies	—	—	—	—	—	—
State and political subdivision obligations	—	—	1,615	21	1,615	21
Equity securities	—	—	246	4	246	4

Total temporarily impaired available-for-sale securities	$—	$—	$1,861	$25	$1,861	$25

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed U.S. government agencies	1,400	6	—	—	1,400	6
State and political subdivision obligations	5,520	293	2,098	180	7,618	473
Equity securities	—	—	236	14	236	14

Total temporarily impaired available-for-sale securities	$6,920	$299	$2,334	$194	$9,254	$493

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

At September 30, 2009, Mid Penn had 4 debt securities with unrealized losses. These securities have depreciated 1.08% from their amortized cost basis. At December 31, 2008, the 21 debt securities with unrealized losses had depreciated 5.05% from their amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other than temporary.

The following is a schedule of the maturity distribution of investment securities at amortized cost and fair value at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$544	$550	$11,643	$11,671
Due after 1 year but within 5 years	8,257	8,518	9,053	9,378
Due after 5 years but within 10 years	16,904	17,776	18,106	18,929
Due after 10 years	10,800	11,260	8,696	8,352

	36,505	38,104	47,498	48,330

Mortgage-backed securities (avg. life 1.6 years)	4,826	4,953	4,154	4,173
Equity securities	250	246	250	236

	$41,581	$43,303	$51,902	$52,739

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

12. Recent Accounting Pronouncements

FASB Statement No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements the currently comprise GAAP and reorganizes them approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” were ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referring to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Corporation’s financial position or results of operations but will change the referencing system for accounting standards.

ASU 2009-05

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. The amendments within ASU 2009-05 clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

A valuation technique that uses:

a. The quoted price of the identical liability when traded as an asset.

b. Quoted prices for similar liabilities or similar liabilities when traded as assets.

Another valuation technique that is consistent with the principles of Topic 820.

Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

This guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

13. Subsequent Event

During October of 2009, an additional $992,000 in recommended partial and full loan charge offs on 20 credits was presented and approved by the Board of Directors. The full charge offs represent loans on which any collectability is not expected and where collateral is not present or of insufficient value to offset the outstanding loan balance. The partial charge off recommendations represent loans on which collateral value is insufficient to cover all of the outstanding loan balance, however management’s collection efforts have resulted in continuing payments on the loans. In the event that the borrower’s financial condition improves, resulting in full repayment of the outstanding debt, MPB will record a recovery of the charged off portion.

At September 30, 2009, the allowance for loan and lease losses contained specific reserves totaling $966,000 against this pool of loans being recommended for charge off. Any remaining balances on the loans partially charged off will remain rated as classified loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2009, compared to year-end 2008 and the Results of Operations for the three and nine months ended September 30, 2009, compared to the same periods in 2008.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2008, Mid Penn’s Quarterly Reports on Form 10-Q filed during 2009, and with Mid Penn’s Forms 8-K, that were filed during 2009 with the SEC. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

•	The effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;

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

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	Technological changes;

•	Acquisitions and integration of acquired businesses;

•	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	Acts of war or terrorism;

•	Volatilities in the securities markets;

•	Deteriorating economic conditions.

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

Results of Operations

Overview

Net income available to common stockholders was $206,000 or $0.06 per common share for the quarter ended September 30, 2009, as compared to net income available to common stockholders of $1,122,000 or $0.32 per common share for the quarter ended September 30, 2008. During the nine months ended September 30, 2009, net income available to common stockholders was $875,000 or $0.25 per common share versus $3,355,000 or $0.96 per common share during the same period in 2008. Net income available to common stockholders was adversely impacted by increased FDIC assessments, higher levels of provision for loan and lease losses, and other increased noninterest expenses as more fully explained below.

The net interest margin compression experienced throughout 2008 has begun to abate somewhat in 2009 with net interest income increasing to $4,670,000 in the three months ended September 30, 2009 from $4,292,000 during the same period in 2008. The nine months ended September 30, 2009 reflect an increasing level of net interest income as well, growing to $13,357,000 versus $12,639,000 during the same period in 2008. These increases have been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the third quarter of 2009 was $1,108,000, as compared to $275,000 in the third quarter of 2008. During the nine months ended September 30, 2009, the provision for loan and lease losses was $2,520,000 compared to $530,000 for the nine months ended September 30, 2008. The increased provision reflects strong loan volume growth, weak economic conditions, and additional legacy loan issues.

Increasing noninterest expenses in the three and nine months ended September 30, 2009, versus the same periods in 2008, also negatively affected earnings. The three primary areas of increased expenses during these periods were Salaries and Benefits, FDIC Assessment, and Marketing and Advertising expense.

Net income as a percent of average assets (return on average assets or “ROA”) and stockholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Return on average assets	0.23%	0.82%	0.29%	0.84%
Return on average equity	2.64%	11.10%	3.23%	11.09%

Total assets increased to $598,192,000 at September 30, 2009, from $572,300,000 on December 31, 2008. This asset increase was the result of strong loan demand to this point of 2009 with gross loans of $484,709,000 at September 30, 2009 compared to $434,643,000 at year-end, an increase of approximately $50 million. This growth in loans and leases was funded by maturities or calls of interest-bearing time deposits with other financial institutions and investment securities as well as an aggressive push on the generation of core deposit accounts within MPB’s market area.

The funding side of Mid Penn has undergone a dramatic transformation since December 31, 2008. Deposit growth was strong during the first nine months of 2009. Total deposits were $471,416,000 at September 30, 2009, compared to $436,824,000 at December 31, 2008, an increase of approximately $35 million. This increase in deposits was primarily caused by a flight to safety as investors retreat from the stock market and invest funds in insured accounts. Not clearly evident from these numbers is the transformation in deposit composition Mid Penn has experienced. During the first nine months of 2009, $10,000,000 of brokered deposits have matured and been replaced with local, core deposits. In addition, $10,000,000 of long-term FHLB debt has matured and been shifted into overnight borrowings at very advantageous rates. These strategies have improved cost of funds and energized the net interest margin despite increasing levels of nonaccrual loans. Mid Penn continued, during the third quarter of 2009, an aggressive campaign of soliciting traditional, relationship-based, core deposit accounts from new and existing customers to replace wholesale funding sources and reduce the bank’s reliance on higher costing time deposits.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
(Dollars in thousands)	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
ASSETS:
Interest Earning Assets
Interest Earning Balances	$42,554	$1,177	3.70%	$56,211	$1,961	4.66%
Investment Securities:
Taxable	19,273	495	3.43%	21,582	640	3.96%
Tax-Exempt	25,122	1,303	6.93%	27,990	1,454	6.94%

Total Investment Securities	44,395			49,572

Federal Funds Sold	343	1	0.39%	—	—
Loans and Leases, Net:
Taxable	443,506	20,433	6.16%	387,194	19,877	6.86%
Tax-Exempt	13,551	723	7.13%	8,487	453	7.13%

Total Loans and Leases, Net	457,057			395,681
Restricted Investment in Bank Stocks	3,895	1	0.03%	1,908	112	7.84%

Total Earning Assets	548,244	24,133	5.89%	503,372	24,497	6.50%
Cash and Due from Banks	6,596			7,826
Other Assets	22,370			21,717

Total Assets	$577,210			$532,915

LIABILITIES & STOCKHOLDERS’ EQUITY:
Interest Bearing Liabilities
Interest Bearing Deposits:
NOW	$37,423	25	0.09%	$36,265	86	0.32%
Money Market	81,587	964	1.58%	67,592	1,063	2.10%
Savings	26,330	14	0.07%	25,749	50	0.26%
Time	251,769	7,085	3.76%	227,488	7,424	4.36%
Short-term Borrowings	23,167	99	0.57%	30,533	557	2.44%
Long-term Debt	48,640	1,900	5.22%	52,038	2,030	5.21%

Total Interest Bearing Liabilities	468,916	10,087	2.88%	439,665	11,210	3.41%
Demand Deposits	50,226			46,571
Other Liabilities	5,856			6,252
Stockholders’ Equity	52,212			40,427

Total Liabilities and Stockholders’ Equity	$577,210			$532,915

Net Interest Income		$14,046			$13,287

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.89%			6.50%
Rate on Supporting Liabilities			2.88%			3.41%
Average Interest Spread			3.01%			3.09%
Net Interest Margin			3.43%			3.53%

For the nine months ended September 30, 2009, Mid Penn’s taxable-equivalent net interest margin declined to 3.43% from 3.53% as compared to the nine months ended September 30, 2008, driven primarily by a reduction in market interest rates and the tightening spread between the yield on earning assets and the cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first nine months of 2009 increased to $14,046,000 from $13,287,000 in the first nine months of 2008, helped by the strong growth in average earning assets, which increased 8.91% from September 30, 2008 to September 30, 2009.

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

During the first nine months of 2009, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, the Corporation has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2008 to September 30, 2009. The provision for loan and lease losses was $1,108,000 for the three months ended September 30, 2009, as compared to $275,000 for the three months ended September 30, 2008. During the nine months ended September 30, 2009, the provision for loan and lease losses was $2,520,000, as compared to $530,000 for the nine months ended September 30, 2008. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $89,000, or 8.9% during the third quarter of 2009 versus the third quarter of 2008. During the nine months ended September 30, 2009, noninterest income decreased $89,000, or 3.2% versus the same period in 2008. The following components of noninterest income showed significant changes:

	Three Months Ended September 30,
(Dollars in Thousands)	2009	2008	$ Variance	% Variance
Service charges on deposits	$382	$455	$(73)	(16.0)%
Mortgage banking income	$37	$11	$26	236.4%

	Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	$ Variance	% Variance
Service charges on deposits	$1,119	$1,303	$(184)	(14.1)%
Gain on life insurance proceeds	$158	$—	$158	N/A
Mortgage banking income	$72	$49	$23	46.9%

Service charges on deposits, primarily fees from non-sufficient funds, showed decreases during both periods. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to non-sufficient funds. The gain on life insurance proceeds was the result of recognition of insurance proceeds due to the death of a former Director in the first quarter of 2009. Mortgage banking income showed a solid increase in the quarter ended September 30, 2009 versus the same period in 2008 due to increased mortgage lending activity. A favorable interest rate environment, more focused sales efforts, and fewer competitors in the market have improved our results in this area.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Noninterest Expenses

Noninterest expenses increased by $705,000, or 20.0% during the third quarter of 2009, versus the same period in 2008. During the nine months ended September 30, 2009, noninterest expenses increased $1,991,000, or 19.1% over the same period in 2008. The increases were primarily a result of the following components of noninterest expense:

	Three Months Ended September 30,
(Dollars in Thousands)	2009	2008	$ Variance	% Variance
Salaries and employee benefits	$2,102	$1,832	$270	14.7%
Equipment expense	$304	$208	$96	46.2%
FDIC Assessment	$347	$12	$335	2791.7%

	Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008	$ Variance	% Variance
Salaries and employee benefits	$6,224	$5,428	$796	14.7%
Equipment expense	$848	$634	$214	33.8%
FDIC Assessment	$871	$45	$826	1835.6%
Marketing and advertising expense	$606	$337	$269	79.8%

The increases in salaries and employee benefits reflect the full quarter and year-to-date 2009 impact of added team members throughout 2008 to position Mid Penn for handling current needs and future growth. Increased equipment expenses in the third quarter reflect depreciation and equipment acquisition charges from the opening of the new operations center in Halifax. This facility fulfills much needed space enhancements for current and future growth. The increase in FDIC Assessment is the result of the agency’s efforts to replenish the insurance fund in light of the wave of bank closures brought on by the sub-prime lending and credit crisis. The agency also levied a special assessment on all insured institutions as of June 30, 2009. This special assessment was calculated at five basis points of total assets less Tier 1 capital, and resulted in a charge to earnings of $265,000 for Mid Penn during the second quarter of 2009. Marketing and advertising expenses are higher in 2009 as we take advantage of the market disruption caused by the sub-prime lending and credit crisis related mergers to increase core deposits. Two specific campaigns have been launched to achieve this goal. The first, late in the first quarter, was aimed at retaining or replacing with core deposits a large group of time deposits maturing during that period. The second was the sponsorship of the local Fourth of July Fireworks celebration as part of a drive to capture new core deposit accounts. These initiatives resulted in a concentration of marking expenses in the first two quarters of 2009, while during the quarter ended September 30, 2009, marketing expenses were less than those during the same period in 2008.

Income Taxes

The benefit from income taxes was ($93,000) for the three months ended September 30, 2009, as compared to a provision for income taxes of $368,000 in the same period last year. The benefit from income taxes was ($151,000) for the nine months ended September 30, 2009, as compared to a provision for income taxes of $1,106,000 for the same period of last year. The tax benefit was related to the reduced net income stemming from the increased provision for loan losses and increased noninterest expenses during the first nine months of 2009 versus the same period in 2008. The effective tax rate, for the nine months ended September 30, 2009, was (13.6) % compared to 24.8% for the nine months ended September 30, 2008. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of ASC Topic 740, “Income Taxes”, no significant income tax uncertainties were identified, therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended September 30, 2009 and September 30, 2008. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first nine months of 2009, Mid Penn had net charge-offs of $359,000 as compared to net charge-offs of $253,000 during the same period of 2008. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses, if economic conditions or loan credit quality differs substantially from the assumptions used in making the Corporation’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Analysis of the Allowance for Loan and Lease Losses:

	Nine Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Average total loans outstanding (net of unearned income)	$457,057	$395,681
Period ending total loans outstanding (net of unearned income)	$484,709	$424,450

Balance, beginning of period	$5,505	$4,790

Loans charged off during period	(437)	(352)
Recoveries of loans previously charged off	78	99

Net chargeoffs	(359)	(253)

Provision for loan and lease losses	2,520	530

Balance, end of period	$7,666	$5,067

Ratio of net loans charged off to average loans outstanding (annualized)	0.11%	0.09%

Ratio of allowance for loan losses to net loans at end of period	1.58%	1.19%

During October of 2009, an additional $992,000 in recommended partial and full loan charge offs on 20 credits will be presented to the Board of Directors for approval. The full charge offs represent loans on which any collectability is not expected and where collateral is not present or of insufficient value to offset the outstanding loan balance. The partial charge off recommendations represent loans on which collateral value is insufficient to cover all of the outstanding loan balance, however management’s collection efforts have resulted in continuing payments on the loans. In the event that the borrower’s financial condition improves, resulting in full repayment of the outstanding debt, MPB will record a recovery of the charged off portion.

At September 30, 2009, the allowance for loan and lease losses contained specific reserves totaling $966,000 against this pool of loans being recommended for charge off. Any remaining balances on the loans partially charged off will remain rated as classified loans.

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

At September 30, 2009, total nonperforming loans amounted to $9,699,000, or 2.00% of loans and leases net of unearned income, as compared to levels of $4,164,000, or 0.96%, at December 31, 2008 and $4,029,000, or 0.95%, at September 30, 2008.

Schedule of Nonperforming Assets:

(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Nonperforming Assets:
Nonaccrual loans	$9,584	$4,113	$3,978
Loans renegotiated with borrowers	115	51	51

Total nonperforming loans	9,699	4,164	4,029

Foreclosed real estate	388	1,516	1,374
Other repossessed property	—	—	—

Total non-performing assets	10,087	5,680	5,403

Accruing loans 90 days or more past due	740	1,860	3,971

Total risk elements	$10,827	$7,540	$9,374

Nonperforming loans as a % of total loans outstanding	2.00%	0.96%	0.95%
Nonperforming assets as a % of total loans outstanding and other real estate	2.08%	1.30%	1.27%
Ratio of allowance for loan losses to nonperforming loans	79.04%	132.20%	125.76%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

As of September 30, 2009, the Corporation had several unrelated loan relationships, with an aggregate carrying balance of $8,213,000, deemed impaired that have been placed in nonaccrual status. Specific allocations totaling $2,743,000 have been included within the loan loss reserve for these loans. Management currently believes that the specific reserve is adequate to cover potential future losses related to these relationships. There are several other significant unrelated loan relationships considered impaired, with outstanding balances of $13,893,000, on which, interest continues to accrue. Specific allocations within the allowance for loan losses for these loans total $1,082,000.

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

Management currently believes, based on information currently available, that the current allowance for loan and lease losses of $7,666,000 is adequate to meet potential loan and lease losses.

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

Capital Resources

Mid Penn Bancorp, Inc. is a financial holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary. Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of September 30, 2009 and December 31, 2008, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

The FDIC Board has adopted a restoration plan that raised assessment rates for deposit insurance premiums for 2009, and enacted a special emergency assessment that has significantly affected operating results for the Corporation. The assessment was .05% of total Bank Assets, less Tier 1

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Capital as of June 30, 2009, and was paid on September 30, 2009. The special assessment for Mid Penn’s banking subsidiary was $265,000.

The FDIC has also proposed a prepayment of projected deposit insurance premiums for a three-year period that would be paid on December 30, 2009. The prepayment is estimated to be approximately $2,170,000 for the Corporation. The prepayment would be carried as a prepaid expense and amortized into expense in the operating period to which it applies.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of September 30, 2009, and December 31, 2008, as follows:

	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well-Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Tier 1 Capital (to Average Assets)	$48,038	8.2%	$23,316	4.0%	$29,145	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,038	10.0%	19,273	4.0%	28,910	6.0%
Total Capital (to Risk Weighted Assets)	54,082	11.2%	38,546	8.0%	48,183	10.0%

As of December 31, 2008:
Tier 1 Capital (to Average Assets)	$39,975	7.2%	$22,146	4.0%	$27,683	5.0%
Tier 1 Capital (to Risk Weighted Assets)	39,975	9.3%	17,278	4.0%	25,917	6.0%
Total Capital (to Risk Weighted Assets)	45,376	10.5%	34,556	8.0%	43,195	10.0%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

In the Purchase Agreement, the Corporation agreed that, until such time as the Treasury ceases to own any securities acquired from Mid Penn pursuant to the Purchase Agreement, the Corporation will take all necessary action to ensure that benefit plans with respect to our senior executive officers comply with Section 111(b) of the Emergency Economic Stability Act of 2008 (the “EESA”) and applicable guidance or regulations issued by the Secretary of the Treasury. The applicable executive compensation requirements apply to the compensation of the Corporation’s Chief Executive Officer, Chief Financial Officer, and other most highly compensated executive officers.

Emergency Economic Stabilization Act of 2008

On December 19, 2008, the United States Department of the Treasury purchased $10 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A from Mid Penn under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. Institutions that receive financial assistance under the TARP Capital Purchase Program must comply with the executive compensation and corporate governance requirements under Section 111 of the Emergency Economic Stabilization Act of 2008, which was amended by the American Recovery and Reinvestment Act of 2009. These requirements, the compliance of which must be annually certified by Mid Penn’s Chief Executive Officer, Chief Financial Officer, and compensation committee include:

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

In compliance with the EESA and ARRA, on February 27, 2009, Rory G. Ritrievi entered into a Capital Purchase Plan Executive Compensation Restriction Agreement with Mid Penn Bancorp, Inc. and Mid Penn Bank (the “Agreement”). The Agreement prohibits, during the period which any obligation to the Federal Government remains outstanding, any payment to Mr. Ritrievi (including bonus payments and payments upon a termination) which would violate the EESA and ARRA, despite Mr. Ritrievi having an employment agreement requiring payments upon certain terminations. Because Mr. Ritrievi was not employed by Mid Penn Bancorp, Inc. and Mid Penn Bank on December 31, 2008, the restrictions under the EESA and ARRA do not apply to Mr. Ritrievi until January 1, 2010.

In addition to these requirements, Mid Penn must have in place a company-wide policy regarding excessive or luxury expenditures and must permit a separate shareholder vote to approve the compensation of executives as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission.

Excessive or Luxury Expenditures

On February 17, 2009, the President of the United States signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”). The ARRA requires each recipient of funds under the Capital Purchase Program (“CPP”) of the Troubled Assets Relief Program (“TARP”) to have in place a company-wide policy regarding excessive or luxury expenditures as identified by the Secretary of the Department of the Treasury. This policy

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

is intended to fulfill these requirements under the ARRA.

It is the policy of Mid Penn Bancorp, Inc. and its subsidiary Mid Penn Bank (collectively the “Bank”) to use corporate assets in a prudent manner and as such, their employees and directors are prohibited from engaging in excessive or luxury expenditures. This prohibition includes excessive or luxury expenditures on:

•	entertainment or events,

•	office and facility renovation,

•	aviation or other transportation services, and

•	other similar items, activities or events,

which are not reasonable expenditures for staff development, reasonable performance incentives, or other similar reasonable measures conducted in the normal course of business operations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2009, the Corporation’s Principal Executive Officer and Principal Financial and Accounting Officer concluded that the disclosure controls and procedures were adequate.

Changes in Internal Controls

During the nine months ended September 30, 2009, there were no changes in Mid Penn’s internal controls over financial reporting, that have materially affected, or are reasonable likely to materially affect, these controls.

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

MID PENN BANCORP, INC.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/S/ RORY G. RITRIEVI
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date: November 9, 2009

By:	/S/ KEVIN W. LAUDENSLAGER
Kevin W. Laudenslager Treasurer (Principal Financial and Accounting Officer)

Date: November 9, 2009