Form 10-Q
period 2010-03-31
MID PENN BANCORP INC
filed 2010-05-10
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes ☐    No ☒

As of May 7, 2010, there were 3,479,780 shares of the registrant’s common stock outstanding, par value $1.00 per share.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,289	$7,526
Interest-bearing balances with other financial institutions	898	1,434
Federal funds sold	19,897	—

Total cash and cash equivalents	27,084	8,960

Interest-bearing time deposits with other financial institutions	37,729	38,604
Available for sale investment securities	50,232	47,345
Loans and leases, net of unearned interest	474,107	480,385
Less: Allowance for loan and lease losses	(7,446)	(7,686)

Net loans and leases	466,661	472,699

Bank premises and equipment, net	13,279	12,904
Restricted investment in bank stocks	4,029	4,029
Foreclosed assets held for sale	506	663
Accrued interest receivable	2,652	2,781
Deferred income taxes	2,322	2,257
Goodwill	1,016	1,016
Core deposit and other intangibles, net	356	369
Cash surrender value of life insurance	7,436	7,368
Other assets	6,953	7,015

Total Assets	$620,255	$606,010

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$57,432	$55,943
Interest bearing demand	53,471	42,148
Money Market	147,243	107,295
Savings	27,761	26,169
Time	250,817	268,460

Total Deposits	536,724	500,015
Short-term borrowings	3,054	16,044
Long-term debt	28,014	38,057
Accrued interest payable	1,899	1,750
Other liabilities	3,422	3,440

Total Liabilities	573,113	559,306
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,479,780 shares issued and outstanding at March 31, 2010 and December 31, 2009	3,480	3,480
Additional paid-in capital	29,821	29,824
Retained earnings	3,237	2,627
Accumulated other comprehensive income	604	773

Total Shareholders’ Equity	47,142	46,704

Total Liabilities and Shareholders’ Equity	$620,255	$606,010

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
INTEREST INCOME
Interest & fees on loans and leases	$6,712	$6,643
Interest on interest-bearing balances with financial institutions	216	456
Interest and dividends on investment securities:
U.S. Treasury and government agencies	163	176
State and political subdivision obligations, tax-exempt	257	285
Other securities	3	4
Interest on federal funds sold and securities purchased under agreements to resell	3	1

Total Interest Income	7,354	7,565

INTEREST EXPENSE
Interest on deposits	2,472	2,902
Interest on short-term borrowings	11	19
Interest on long-term debt	370	688

Total Interest Expense	2,853	3,609

Net Interest Income	4,501	3,956
PROVISION FOR LOAN AND LEASE LOSSES	160	933

Net Interest Income After Provision for Loan and Lease Losses	4,341	3,023

NONINTEREST INCOME
Trust department income	54	61
Service charges on deposits	332	351
Earnings from cash surrender value of life insurance	68	72
Gain on life insurance proceeds	—	158
Mortgage banking income	70	42
Other income	292	257

Total Noninterest Income	816	941

NONINTEREST EXPENSE
Salaries and employee benefits	2,106	2,100
Occupancy expense, net	255	205
Equipment expense	358	238
Pennsylvania Bank Shares tax expense	102	101
FDIC Assessment	201	128
Legal and professional fees	138	139
Director fees and benefits expense	76	77
Marketing and advertising expense	68	194
Computer expense	136	60
Telephone expense	87	77
Loss on sale/write-down of foreclosed assets	132	32
Intangible amortization	16	16
Other expenses	594	501

Total Noninterest Expense	4,269	3,868

INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	888	96
Provision for (benefit from) income taxes	153	(117)

NET INCOME	735	213
Preferred stock dividends and discount accretion	128	128

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$607	$85

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.17	$0.02
Diluted Earnings Per Common Share	$0.17	$0.02
Cash Dividends	$—	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

FOR THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Dollars in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2009	$10,000	$3,480	$29,824	$2,627	$773	$46,704
Comprehensive income:
Net income	—	—	—	735	—	735
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	(173)	(173)
Defined benefit plans, net of tax effects	—	—	—	—	4	4

Total comprehensive income						566

Preferred dividends	—	—	—	(125)	—	(125)
Amortization of warrant cost	—	—	(3)	—	—	(3)

Balance, March 31, 2010	$10,000	$3,480	$29,821	$3,237	$604	$47,142

Balance, December 31, 2008	$10,000	$3,480	$29,838	$7,168	$404	$50,890
Comprehensive income:
Net income	—	—	—	213	—	213
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	81	81
Defined benefit plans, net of tax effects	—	—	—	—	100	100

Total comprehensive income						394

Cash dividends ($0.20 per share)				(696)		(696)
Preferred dividends	—	—	—	(122)	—	(122)
Amortization of warrant cost	—	—	(3)	—	—	(3)

Balance, March 31, 2009	$10,000	$3,480	$29,835	$6,563	$585	$50,463

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Operating Activities:
Net Income	$735	$213
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	160	933
Depreciation	319	247
Amortization of core deposit intangible	13	17
Net amortization of securities premiums	42	19
Earnings on cash surrender value of life insurance	(68)	(72)
Gain from life insurance proceeds	—	(158)
Loss on sale / write-down of foreclosed assets	132	32
Deferred income tax expense (benefit)	28	(92)
Decrease (increase) in accrued interest receivable	129	(9)
Decrease (increase) in other assets	59	(98)
Increase in accrued interest payable	149	316
Decrease in other liabilities	(18)	(26)

Net Cash Provided by Operating Activities	1,680	1,322

Investing Activities:
Net decrease in interest-bearing time deposits	875	10,537
Proceeds from the maturity of investment securities	2,411	11,121
Purchases of investment securities	(5,602)	—
Purchase of restricted investment in bank stock	—	(115)
Net decrease (increase) in loans and leases	5,725	(14,619)
Purchases of bank premises and equipment	(694)	(816)
Proceeds from sale of foreclosed assets	178	413
Proceeds from cash surrender value of life insurance	—	507

Net Cash Provided by Investing Activities	2,893	7,028

Financing Activities:
Net increase in demand deposits and savings accounts	54,352	1,985
Net (decrease) increase in time deposits	(17,643)	12,760
Net decrease in short-term borrowings	(12,990)	(16,841)
Preferred stock dividend paid	(125)	(78)
Common stock dividend paid	—	(696)
Long-term debt repayment	(10,043)	(5,041)

Net Cash Provided by (Used in) Financing Activities	13,551	(7,911)

Net increase in cash and cash equivalents	18,124	439
Cash and cash equivalents, beginning of period	8,960	8,448

Cash and cash equivalents, end of period	$27,084	$8,887

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,704	$3,293
Income taxes paid	—	—
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$153	$138

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements for 2010 and 2009 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”), Mid Penn Insurance Services, LLC, and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the March 31, 2009 balances have been reclassified to conform to the 2010 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2009.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2010, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

2. Short-term Borrowings

Short-term borrowings as of March 31, 2010 and December 31, 2009 consisted of:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Federal funds purchased	$—	$12,886
Securities sold under repurchase agreements	2,588	2,839
Treasury, tax and loan notes	466	319

	$3,054	$16,044

Federal funds purchased represent overnight funds. Securities sold under repurchase agreements generally mature between one day and one year. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

3. Long-term Debt

During the three months ended March 31, 2010, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the three months ended March 31, 2010, the Bank repaid two $5,000,000 borrowings with the Federal Home Loan Bank of Pittsburgh with a weighted average cost of 6.50%.

4. Defined Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit retirement plan for directors. The plan provides defined benefits based on years of service. In addition, Mid Penn sponsors a defined benefit health care plan that provides post-retirement medical benefits and life insurance to qualifying full-time employees. These health care and life insurance plans are noncontributory. A December 31 measurement date for our plans is used.

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$6	$5	$5	$4
Interest cost	13	14	11	8
Amortization of prior service cost	5	5	—	—
Amortization of net gain	—	—	(3)	(3)

Net periodic benefit cost	$24	$24	$13	$9

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

5. Earnings per Common Share

Earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented giving retroactive effect to stock dividends and stock splits. The following data show the amounts used in computing basic and diluted earnings per common share. As shown in the table that follows, diluted earnings per common share is computed using weighted average common shares outstanding, plus weighted average common shares available from the exercise of all dilutive stock warrants issued to the U.S. Treasury under the provisions of the Capital Purchase Program, based on the average share price of Mid Penn’s common stock during the period.

The computations of basic earnings per common share follow:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
Net Income	$735	$213
Less: Dividends on preferred stock	(125)	(125)
Accretion of preferred stock discount	(3)	(3)

Net income available to common shareholders	$607	$85
Weighted average common shares outstanding	3,479,780	3,479,780
Basic earnings per common share	$0.17	$0.02

The computations of diluted earnings per common share follow:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009
Net income available to common shareholders	$607	$85
Weighted average number of common shares outstanding	3,479,780	3,479,780
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—

Adjusted weighted-average common shares outstanding	3,479,780	3,479,780
Diluted earnings per common share	$0.17	$0.02

As of March 31, 2010, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

6. Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Changes in certain assets and liabilities such as unrealized gains (losses) on securities available for sale and the liability associated with defined benefit plans, are reported as a separate component of the shareholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss), and the related tax effects are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Change in unrealized holding gains on available for sale securities	$(262)	$123
Less reclassification adjustment for gains realized in income	—	—

Net unrealized gains (losses)	(262)	123

Change in defined benefit plans	6	152

Other comprehensive (loss) income	(256)	275
Income tax effect	87	(94)

Net of tax amount	$(169)	$181

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income
Balance—March 31, 2010	$644	$(40)	$604

Balance—December 31, 2009	$817	$(44)	$773

Balance—March 31, 2009	$635	$(50)	$585

7. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $11,860,000 and $10,697,000 of standby letters of credit outstanding as of March 31, 2010 and December 31, 2009, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of March 31, 2010 for payment under standby letters of credit issued was not material.

8. Fair Value Measurements

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2010. The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at March 31, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale	$50,232	$245	$49,987	$—

		Fair value measurements at December 31, 2009 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale	$47,345	$245	$47,100	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

		Fair value measurements at March 31, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$5,637	$—	$—	$5,637
Foreclosed Assets	506	—	—	506

		Fair value measurements at December 31, 2009 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$2,036	$—	$—	$2,036
Foreclosed Assets	663	—	—	663

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, this guidance was applicable to these fair value measurements beginning January 1, 2009 and were not significant at March 31, 2010.

ASC Topic 825, “Financial Instruments”, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The following methodologies and assumptions were used to estimate the fair value of Mid Penn’s financial instruments:

Cash and Cash Equivalents:

The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

Impaired Loans:

Certain loans are evaluated for impairment using practical expedients including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). The value of the collateral is determined through appraisals performed by independent licensed appraisers. When the value of the collateral, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. Mid Penn considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed and evaluated as needed for additional impairment, and reserves are adjusted accordingly.

Loans:

For variable-rate loans that reprice frequently and which entail no significant changes in credit risk, carrying values approximated fair value. The fair value of other loans are estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

Foreclosed Assets:

Assets included in foreclosed assets held for sale are carried at the lower of carrying value or fair value and accordingly are presented as measured on a non-recurring basis. Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

Accrued Interest Receivable and Payable:

The carrying amounts of accrued interest receivable and payable approximate their fair values.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2010 and December 31, 2009.

(Dollars in thousands)	March 31, 2010		December 31, 2009
	Book Value	Fair Value	Book Value	Fair Value
Financial assets:
Cash and cash equivalents	$27,084	$27,084	$8,960	$8,960
Interest-bearing balances with other financial institutions	37,729	37,729	38,604	38,604
Investment securities	50,232	50,232	47,345	47,345
Net loans and leases	466,661	480,383	472,699	487,476
Restricted investment in bank stocks	4,029	4,029	4,029	4,029
Accrued interest receivable	2,652	2,652	2,781	2,781

Financial liabilities:
Deposits	$536,724	$542,778	$500,015	$506,616
Short-term borrowing	3,054	3,054	16,044	16,044
Long-term debt	28,014	28,810	38,057	39,578
Accrued interest payable	1,899	1,899	1,750	1,750

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

9. Preferred Stock

On December 19, 2008, Mid Penn entered into and closed a Letter Agreement with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in Mid Penn under the Treasury’s Capital Purchase Program (the “CPP”).

Under the CPP, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference, and (2) Warrants to purchase up to 73,099 shares of Mid Penn’s common stock at an exercise price of $20.52 per share. The $10,000,000 in new capital is treated as Tier 1 Capital.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. Pursuant to the American Recovery and Reinvestment Act of 2009, the Secretary of the Treasury is required to permit, subject to consultation with the appropriate Federal banking agency, Mid Penn to redeem the Series A Preferred Stock. Mid Penn may do so without regard to the source of the funds to be used to redeem the Series A Preferred Stock or any minimum waiting period. If Mid Penn elects to redeem the Series A Preferred Stock prior to February 15, 2012, and receives approval from the Treasury and the Board of Governors of the Federal Reserve System, it must redeem at least $2,500,000 of the Series A Preferred Stock. Upon redemption of the Series A Preferred Stock, the Secretary of the Treasury must liquidate the warrants associated with Mid Penn’s participation in the CPP at the current market price. Upon the appropriate approval, Mid Penn may redeem the Series A Preferred Stock at the original purchase price plus accrued but unpaid dividends, if any. The related Warrants expire in ten years and are immediately exercisable upon their issuance.

To participate in the program, Mid Penn is required to meet certain standards, including; (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risk that threaten the value of Mid Penn; (2) requiring a clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting Mid Penn from making any golden parachute payment to a senior executive based on applicable Internal Revenue Code provisions; and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

Based on the Program term sheet provided by the Treasury, the following are the effects on holders of common stock from the issuance of Senior Preferred stock to the Treasury under the Program:

Restrictions on Dividends

For as long as any Senior Preferred shares are outstanding, no dividends can be declared or paid on common shares, nor can Mid Penn repurchase or redeem any common shares, unless all accrued and unpaid dividends for all past dividend periods on the Senior Preferred shares have been fully paid. In addition, the consent of the Treasury is required for any increase in the per share dividends on common shares until the third anniversary of the

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

date of the Senior Preferred investment unless prior to such third anniversary, the Senior Preferred shares have been redeemed in whole or the Treasury has transferred all of the Senior Preferred shares to third parties.

Repurchases

The Treasury’s consent is required for any share repurchases (other than (1) repurchases of the Senior Preferred shares and (2) repurchases of common shares in connection with any benefit plan in the ordinary course of business consistent with past practice) until the third anniversary of the date of this investment unless prior to such third anniversary the Senior Preferred shares have been redeemed in whole or the Treasury has transferred all of the Senior Preferred shares to third parties. In addition, there can be no share repurchases of common shares if prohibited as described under “Restrictions on Dividends” above.

Voting Rights

The Senior Preferred shares are non-voting, other than class voting rights on (1) any authorization or issuance of shares ranking senior to the Senior Preferred shares, (2) any amendment to the rights of Senior Preferred, or (3) any merger, exchange or similar transaction which would adversely affect the rights of the Senior Preferred. If dividends on the Senior Preferred shares are not paid in full for six dividend periods, whether or not consecutive, the Senior Preferred shareholder(s) have the right to elect two directors. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods.

10. Investment Securities

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Mid Penn’s results of operations.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

At March 31, 2010 and December 31, 2009, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$15,273	$378	$11	$15,640
Mortgage-backed U.S. government agencies	6,841	63	—	6,904
State and political subdivision obligations	26,892	649	98	27,443
Equity securities	250	—	5	245

	$49,256	$1,090	$114	$50,232

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$15,291	$409	$—	$15,700
Mortgage-backed U.S. government agencies	4,522	97		4,619
State and political subdivision obligations	26,044	828	91	26,781
Equity securities	250	—	5	245

	$46,107	$1,334	$96	$47,345

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at March 31, 2010 and December 31, 2009, is reported at fair value.

Investment securities having a fair value of $37,235,000 at March 31, 2010, and $37,434,000 at December 31, 2009, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$4,500	$11	$—	$—	$4,500	$11
State and political subdivision obligations	7,144	98	—	—	7,144	98
Equity securities	—	—	245	5	245	5

Total temporarily impaired available for sale securities	$11,644	$109	$245	$5	$11,889	$114

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Available-for-sale securities:
State and political subdivision obligations	$4,321	$91	$—	$—	$4,321	$91
Equity securities	—	—	245	5	245	5

Total temporarily impaired available for sale securities	$4,321	$91	$245	$5	$4,566	$96

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis; and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near term prospects of the issuer. In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis. For equity securities, management considers the intent and ability to hold securities until recovery of unrealized losses.

At March 31, 2010, Mid Penn had 15 debt securities with unrealized losses. These securities have depreciated 0.93% from their amortized cost basis. At December 31, 2009, 8 debt securities with unrealized losses had depreciated 2.07% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$520	$522	$1,022	$1,026
Due after 1 year but within 5 years	11,362	11,592	11,878	12,121
Due after 5 years but within 10 years	18,419	19,055	17,662	18,417
Due after 10 years	11,864	11,914	10,773	10,917

	42,165	43,083	41,335	42,481

Mortgage-backed securities (avg. life 2.9 years)	6,841	6,904	4,522	4,619
Equity securities	250	245	250	245

	$49,256	$50,232	$46,107	$47,345

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

11. Recent Accounting Pronouncements

ASU 2009-16:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.

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

This guidance became effective January 1, 2010, and did not have a significant impact on Mid Penn’s financial condition or results of operations.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Mid Penn adopted the required provisions of ASU 2010-06, with no significant impact on its financial condition or results of operations.

ASU 2010-09:

The FASB has issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. Mid Penn adopted the required provisions of ASU 2010-09, with no significant impact on its financial condition or results of operations.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2010, compared to year-end 2009, and the Results of Operations for the three months ended March 31, 2010, compared to the same period in 2009.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in the documents that we periodically file with the SEC, including Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Management of the Mid Penn considers the accounting judgments relating to the allowance for loan and lease losses and the evaluation of Mid Penn’s investment securities for other-than-temporary impairment to be the accounting areas that require the most subjective and complex judgments.

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

Valuations for the investment portfolio are determined using quoted market prices, where available. If quoted market prices are not available,

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Results of Operations

Overview

Net income available to common shareholders was $607,000 or $0.17 per common share for the quarter ended March 31, 2010, as compared to net income available to common shareholders of $85,000 or $0.02 per common share for the quarter ended March 31, 2009.

The net interest margin compression experienced throughout 2009 has begun to abate somewhat with net interest income increasing to $4,501,000 during the three months ended March 31, 2010 from $3,956,000 during the same period in 2009. These increases have been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the first quarter of 2010 was $160,000, as compared to $933,000 in the first quarter of 2009. The decreased provision reflects the efforts undertaken in the fourth quarter of 2009 to aggressively identify potential problem credits and take proactive steps to properly provision against these credits.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended March 31,
	2010	2009
Return on average assets	0.49%	0.15%
Return on average equity	6.32%	1.54%

Total assets increased to $620,255,000 at March 31, 2010, from $606,010,000 at December 31, 2009. This asset increase was driven by strong core deposit growth to this point of 2010 with total deposits of $536,724,000 at March 31, 2010 compared to $500,015,000 at December 31, 2009, an increase of approximately $37 million. This growth in core deposits led to an increase in federal funds sold and is being deployed into loans and investments to maximize the return on these new funds.

The funding side of Mid Penn has continued the transformation begun in 2009. Deposit growth was strong, as noted above, during the first three months of 2010. This increase in deposits was primarily caused by successfully securing two long-term deposit relationships with local school districts and the building of relationship-based core deposit accounts from the extensive portfolio of commercial real estate borrowers. In addition to the ongoing efforts to place these funds into loans and investments, during the first three months of 2010, $10,000,000 of long-term FHLB debt has matured and been replaced with core deposits at a more advantageous rate structure. These strategies have improved the cost of funds and energized the net interest margin despite increasing levels of nonaccrual loans.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential – taxable equivalent basis

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
(Dollars in thousands)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS:
Interest Earning Balances	$37,306	$216	2.35%	$45,506	$456	4.06%
Investment Securities:
Taxable	21,185	166	3.18%	25,905	178	2.79%
Tax-Exempt	24,506	304	5.03%	25,151	432	6.97%

Total Investment Securities	45,691			51,056

Federal Funds Sold	6,528	3	0.19%	728	1
Loans and Leases, Net:
Taxable	459,245	6,531	5.77%	427,812	6,488	6.15%
Tax-Exempt	16,402	214	5.29%	13,253	235	7.19%

Total Loans and Leases, Net	475,647			441,065
Restricted Investment in Bank Stocks	4,029	—	0.00%	3,723	1	0.11%

Total Earning Assets	569,201	7,434	5.30%	542,078	7,791	5.83%
Cash and Due from Banks	8,351			6,580
Other Assets	26,484			23,591

Total Assets	$604,036			$572,249

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$41,594	7	0.07%	$35,576	8	0.09%
Money Market	125,917	446	1.44%	76,413	359	1.91%
Savings	26,789	4	0.06%	25,858	6	0.09%
Time	262,665	2,015	3.11%	256,542	2,529	4.00%
Short-term Borrowings	8,159	11	0.55%	14,537	19	0.53%
Long-term Debt	31,646	370	4.74%	53,924	688	5.17%

Total Interest Bearing Liabilities	496,770	2,853	2.33%	462,850	3,609	3.16%
Demand Deposits	54,550			47,993
Other Liabilities	5,538			5,418
Shareholders’ Equity	47,178			55,988

Total Liabilities and Shareholders’ Equity	$604,036			$572,249

Net Interest Income		$4,581			$4,182

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.30%			5.83%
Rate on Supporting Liabilities			2.33%			3.16%
Average Interest Spread			2.97%			2.67%
Net Interest Margin			3.26%			3.13%

For the three months ended March 31, 2010, Mid Penn’s taxable-equivalent net interest margin increased to 3.26% from 3.13% as compared to the three months ended March 31, 2009, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first three months of 2010 increased to $4,581,000 from $4,182,000 in the first three months of 2009, helped by the growth in average earning assets, which increased 5.00% from March 31, 2009 to March 31, 2010.

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

During the first three months of 2010, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, Mid Penn has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2009 to March 31, 2010. The provision for loan and lease losses was $160,000 for the three months ended March 31, 2010, as compared to $933,000 for the three months ended March 31, 2009. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $125,000, or 13.3% during the first quarter of 2010 versus the first quarter of 2009. The following components of noninterest income showed significant changes:

	Three Months Ended March 31,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Gain on life insurance proceeds	$—	$158	$(158)	-100.0%

The gain on life insurance proceeds in the first quarter of 2009 was the result of recognition of insurance proceeds due to the death of a former Director.

Noninterest Expenses

Noninterest expenses increased by $401,000, or 10.4% during the first quarter of 2010, versus the same period in 2009. The increases were primarily a result of the following components of noninterest expense:

	Three Months Ended March 31,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Occupancy expense, net	$255	$205	$50	24.4%
Equipment expense	358	238	120	50.4%
FDIC Assessment	201	128	73	57.0%
Marketing and advertising expense	68	194	(126)	-64.9%
Computer expense	136	60	76	126.7%
Loss on sale/write-down of foreclosed assets	132	32	100	312.5%
Other expenses	594	501	93	18.6%

The increase in occupancy expense was primarily due to the escalating cost of utilities and snow removal costs incurred in January and February 2010. Another area of impact was the opening in April 2009 of Mid Penn’s new operations facility in Halifax and the fourth quarter 2009 renovations of the Millersburg office. These projects increased equipment expense, primarily depreciation costs, but provided much needed space for current operations and future growth. The increase in FDIC Assessment was driven by the increase in assessment rates which was experienced by all FDIC insured institutions. The computer expense increase was the result of increased license and service contacts associated with expansions in hardware and software infrastructure necessary to improve products and service levels to customers. Also during the first quarter of 2010, Mid Penn wrote down the value of several foreclosed assets to better reflect current economic conditions. The “other” expenses category was negatively impacted by increased levels of loan collection costs. A positive variance was the decrease in marketing and advertising expense. This is reflective of the ongoing focus on spending only mission critical dollars.

Income Taxes

The provision for income taxes was $153,000 for the three months ended March 31, 2010, as compared to a benefit from income taxes of ($117,000) in the same period last year. The effective tax rate, for the three months ended March 31, 2010, was 17.2 % compared to (121.9)% for the three months ended March 31, 2009. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of ASC Topic 740, “Income Taxes”, no significant income tax uncertainties were identified; therefore, Mid Penn recognized no

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

adjustment for unrealized income tax benefits for the periods ended March 31, 2010 and March 31, 2009. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first three months of 2010, Mid Penn had net charge-offs of $400,000 as compared to net charge-offs of $174,000 during the same period of 2009. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses, if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Analysis of the Allowance for Loan and Lease Losses:

(Dollars in thousands)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Average total loans outstanding (net of unearned income)	$475,647	$441,065
Period ending total loans outstanding (net of unearned income)	$474,107	$448,950

Balance, beginning of period	$7,686	$5,505

Loans charged off during period	(436)	(210)
Recoveries of loans previously charged off	36	36

Net chargeoffs	(400)	(174)

Provision for loan and lease losses	160	933

Balance, end of period	$7,446	$6,264

Ratio of net loans charged off to average loans outstanding (annualized)	0.34%	0.16%

Ratio of allowance for loan losses to net loans at end of period	1.57%	1.40%

Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms. Mid Penn continues to monitor closely the financial strength of these borrowers.

At March 31, 2010, total nonperforming loans amounted to $20,383,000, or 4.30% of loans and leases net of unearned income, as compared to levels of $15,241,000, or 3.17%, at December 31, 2009 and $3,562,000, or 0.79%, at March 31, 2009.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Schedule of Nonperforming Assets:

(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Nonperforming Assets:
Nonaccrual loans	$20,078	$14,933	$3,443
Loans renegotiated with borrowers	305	308	119

Total nonperforming loans	20,383	15,241	3,562

Foreclosed real estate	506	663	1,209
Other repossessed property	—	—	53

Total non-performing assets	20,889	15,904	4,824

Accruing loans 90 days or more past due	150	661	366

Total risk elements	$21,039	$16,565	$5,190

Nonperforming loans as a % of total loans outstanding	4.30%	3.17%	0.79%
Nonperforming assets as a % of total loans outstanding and other real estate	4.40%	3.31%	1.07%
Ratio of allowance for loan losses to nonperforming loans	36.53%	50.43%	175.86%

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

As of March 31, 2010, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $18,276,000, deemed impaired that have been placed in nonaccrual status. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $8,044,000 for which specific allocations totaling $2,407,000 have been included within the loan loss reserve for these loans. The remaining $10,232,000 of loans requires no specific allocation within the loan loss reserve. The $18,276,000 pool of impaired loan relationships is comprised of $10,027,000 in real estate secured commercial relationships and $8,249,000 in business relationships. The Bank has specific allocations against the real estate secured pool totaling $593,000, of which $280,000 is with one large relationship. The remaining $313,000 is spread among five relationships composed primarily of customers engaged in real estate investment activities. The group of impaired business relationships with specific allocations is made up of ten relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,814,000 has been set aside against these credits. Three manufacturing relationships account for $1,016,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $400,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover potential future losses related to these relationships.

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

In addition, a portion of the allowance is established for losses inherent in the loan and lease portfolio which have not been identified by the

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $7,446,000 is adequate as of March 31, 2010.

Liquidity

Mid Penn Bank’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations. Sources of liquidity are as follows:

•	A growing core deposit base;

•	Proceeds from the sale or maturity of investment securities;

•	Proceeds from certificates of deposit in other financial institutions;

•	Payments received on loans and mortgage-backed securities; and,

•	Overnight correspondent bank borrowings on various credit lines; and,

•	Borrowing capacity available from the FHLB.

We believe that our core deposits are stable even in periods of changing interest rates. Liquidity and funds management are governed by policies and are measured on a monthly basis. These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Capital growth is achieved primarily by retaining more earnings than are paid out to shareholders. Shareholders’ equity increased during the quarter ended March 31, 2010 by $438,000 or 0.94%, from December 31, 2009. Capital was negatively impacted in 2009 by the net loss of $2,809,000 and the payment of cash dividends to common shareholders of $1,809,000. Capital was positively impacted in 2008 by the addition of $10,000,000 from the U.S. Treasury’s Capital Purchase Program. The program was designed to provide well-capitalized, secure financial institutions with additional capital in order to increase the flow of credit into the economy. The program details are discussed in the following section.

The FDIC also adopted a prepayment of projected deposit insurance premiums for a three-year period that was paid on December 30, 2009. The prepayment was $2,903,000 for Mid Penn. The prepayment will be carried as a prepaid expense in other assets on the balance sheet and amortized into expense in the operating period to which it applies.

Certain restrictions exist regarding the ability of the Bank to transfer funds to Mid Penn in the form of cash dividends, loans or advances. At March 31, 2010, $0 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to Mid Penn as dividends without prior regulatory approval, subject to regulatory capital requirements below.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of March 31, 2010, and December 31, 2009, as follows:

(Dollars in thousands)	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well- Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Tier 1 Capital (to Average Assets)	$45,113	7.5%	$23,972	4.0%	$29,965	5.0%
Tier 1 Capital (to Risk Weighted Assets)	45,113	9.3%	19,424	4.0%	29,135	6.0%
Total Capital (to Risk Weighted Assets)	51,201	10.5%	38,847	8.0%	48,559	10.0%

As of December 31, 2009:
Tier 1 Capital (to Average Assets)	$44,434	7.4%	$23,913	4.0%	$29,892	5.0%
Tier 1 Capital (to Risk Weighted Assets)	44,434	9.2%	19,329	4.0%	28,993	6.0%
Total Capital (to Risk Weighted Assets)	50,496	10.4%	38,658	8.0%	48,322	10.0%

Capital Purchase Program Participation

On December 19, 2008, Mid Penn entered into an agreement (including the Securities Purchase Agreement – Standard Terms) (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in Mid Penn under the Treasury’s Capital Purchase Program (the “CPP”).

Under the Purchase Agreement, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference, and (2) Warrants to purchase up to 73,099 shares of the Mid Penn’s common stock at an exercise price of $20.52 per share.

The preferred shares pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the preferred shares. If dividends on the preferred shares have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, Mid Penn’s authorized number of directors will automatically be increased by two, and holders of the preferred stock, voting together with holders of any then outstanding parity stock, will have the right to elect those directors at Mid Penn’s next annual meeting of shareholders or special meeting of shareholders called for that purpose. These preferred share directors would be elected annually and serve until all accrued and unpaid dividends on the preferred shares have been paid.

Pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Secretary of the Treasury is required to permit, subject to consultation with the appropriate Federal banking agency, Mid Penn to redeem the Series A Preferred Stock. Mid Penn may do so without regard to the source of the funds to be used to redeem the Series A Preferred Stock or any minimum waiting period. If Mid Penn elects to redeem the Series A Preferred Stock prior to February 15, 2012, and receives approval from the Treasury and the Board of Governors of the Federal Reserve System, it must redeem at least $2,500,000 of the Series A Preferred Stock. Upon redemption of the Series A Preferred Stock, the Secretary of the Treasury is required to liquidate the warrants associated with Mid Penn’s participation in the CPP at the current market price. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until December 19, 2011, or such earlier time as all preferred shares have been redeemed by Mid Penn or transferred by Treasury to third parties that are not affiliated with Treasury, Mid Penn may not, without Treasury’s consent, increase its dividend rate per share of common stock above the per share quarterly amount in effect immediately prior to October 14, 2008 ($0.20 per share) or, with certain limited exceptions, repurchase its common stock.

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

The preferred shares and the warrants were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Mid Penn has filed a shelf registration statement covering the preferred shares, the warrants, and the common stock underlying the warrants. Treasury and other future holders of the preferred shares, the warrants, or the common stock issued pursuant to the warrants also have piggyback and demand registration rights with respect to these securities. None of the preferred shares, the warrants, or the shares issuable upon exercise of the warrants are subject to any contractual restrictions on transfer.

In the Purchase Agreement, Mid Penn agreed that, until such time as the Treasury ceases to own any securities acquired from Mid Penn pursuant to the Purchase Agreement, Mid Penn will take all necessary action to ensure that benefit plans with respect to our senior executive officers comply with

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Section 111(b) of the Emergency Economic Stability Act of 2008 (the “EESA”) and applicable guidance or regulations issued by the Secretary of the Treasury. The applicable executive compensation requirements apply to the compensation of Mid Penn’s Chief Executive Officer, Chief Financial Officer, and certain other highly compensated executive officers.

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

In compliance with the EESA and ARRA, on February 27, 2009, Rory G. Ritrievi entered into a Capital Purchase Plan Executive Compensation Restriction Agreement with Mid Penn Bancorp, Inc. and Mid Penn Bank. The agreement prohibits, during the period which any obligation to the Federal Government remains outstanding, any payment to Mr. Ritrievi (including bonus payments and payments upon a termination) which would violate the EESA and ARRA, despite Mr. Ritrievi having an employment agreement requiring payments upon certain terminations.

In addition to these requirements, Mid Penn must have in place a company-wide policy regarding excessive or luxury expenditures and must permit a separate nonbinding shareholder vote to approve the compensation of executives as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission. Mid Penn has adopted such a luxury and expense policy and it appears on Mid Penn’s website at www.midpennbank.com.

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

Mid Penn utilizes an asset-liability management model to measure the impact of interest rate movements on its interest rate sensitivity position. Mid Penn’s management also reviews the traditional maturity gap analysis regularly. Mid Penn does not attempt to achieve an exact match between interest sensitive assets and liabilities because it believes that an actively managed amount of interest rate risk is inherent and appropriate in the management of Mid Penn’s profitability.

No material changes in the market risk strategy occurred during the current period and no material changes have been noted in Mid Penn’s equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2009. Mid Penn enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2010, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2010, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Mid Penn. There are no proceedings pending other than the ordinary routine litigation incident to the business of Mid Penn. In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn or any of its properties.

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

MID PENN BANCORP, INC.

ITEM 4 – (Removed and Reserved)

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

Mid Penn Bancorp, Inc. (Registrant)

By	/S/ RORY G. RITRIEVI
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date: May 7, 2010

By	/S/ KEVIN W. LAUDENSLAGER
Kevin W. Laudenslager Treasurer (Principal Financial Officer)

Date: May 7, 2010