Form 10-Q
period 2010-06-30
MID PENN BANCORP INC
filed 2010-08-09
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Yes ☐    No ☒

As of August 9, 2010, there were 3,479,780 shares of the registrant’s common stock outstanding, par value $1.00 per share.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$7,075	$7,526
Interest-bearing balances with other financial institutions	1,007	1,434
Federal funds sold	6,464	—

Total cash and cash equivalents	14,546	8,960

Interest-bearing time deposits with other financial institutions	40,627	38,604
Available for sale investment securities	57,229	47,345
Loans and leases, net of unearned interest	472,702	480,385
Less: Allowance for loan and lease losses	(8,031)	(7,686)

Net loans and leases	464,671	472,699

Bank premises and equipment, net	13,548	12,904
Restricted investment in bank stocks	4,029	4,029
Foreclosed assets held for sale	656	663
Accrued interest receivable	2,682	2,781
Deferred income taxes	2,908	2,257
Goodwill	1,016	1,016
Core deposit and other intangibles, net	354	369
Cash surrender value of life insurance	7,504	7,368
Other assets	5,725	7,015

Total Assets	$615,495	$606,010

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$58,311	$55,943
Interest bearing demand	56,060	42,148
Money Market	155,676	107,295
Savings	26,678	26,169
Time	235,395	268,460

Total Deposits	532,120	500,015
Short-term borrowings	2,111	16,044
Long-term debt	27,971	38,057
Accrued interest payable	2,005	1,750
Other liabilities	3,326	3,440

Total Liabilities	567,533	559,306
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,479,780 shares issued and outstanding at June 30, 2010 and December 31, 2009	3,480	3,480
Additional paid-in capital	29,817	29,824
Retained earnings	3,903	2,627
Accumulated other comprehensive income	762	773

Total Shareholders’ Equity	47,962	46,704

Total Liabilities and Shareholders’ Equity	$615,495	$606,010

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest & fees on loans and leases	$6,996	$7,161	$13,708	$13,804
Interest on interest-bearing balances with financial institutions	208	384	424	840
Interest and dividends on investment securities:
U.S. Treasury and government agencies	189	158	352	334
State and political subdivision obligations, tax-exempt	281	287	538	572
Other securities	3	3	6	7
Interest on federal funds sold and securities purchased under agreements to resell	8	—	11	1

Total Interest Income	7,685	7,993	15,039	15,558

INTEREST EXPENSE
Interest on deposits	2,348	2,609	4,820	5,511
Interest on short-term borrowings	2	40	13	59
Interest on long-term debt	310	613	680	1,301

Total Interest Expense	2,660	3,262	5,513	6,871

Net Interest Income	5,025	4,731	9,526	8,687
PROVISION FOR LOAN AND LEASE LOSSES	925	479	1,085	1,412

Net Interest Income After Provision for Loan and Lease Losses	4,100	4,252	8,441	7,275

NONINTEREST INCOME
Trust department income	50	62	104	123
Service charges on deposits	324	386	656	737
Earnings from cash surrender value of life insurance	68	68	136	141
Gain on life insurance proceeds	—	—	—	158
Mortgage banking income	72	33	142	75
Other income	387	312	679	568

Total Noninterest Income	901	861	1,717	1,802

NONINTEREST EXPENSE
Salaries and employee benefits	2,156	2,021	4,262	4,121
Occupancy expense, net	194	231	449	436
Equipment expense	335	306	693	544
Pennsylvania Bank Shares tax expense	117	100	219	201
FDIC Assessment	203	395	404	523
Legal and professional fees	143	215	281	354
Director fees and benefits expense	78	66	154	143
Marketing and advertising expense	75	266	143	460
Computer expense	124	120	260	223
Telephone expense	92	82	179	158
(Gain) Loss on sale/write-down of foreclosed assets	(12)	4	120	36
Intangible amortization	16	16	32	32
Other expenses	531	519	1,125	978

Total Noninterest Expense	4,052	4,341	8,321	8,209

INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	949	772	1,837	868
Provision for (benefit from) income taxes	158	59	311	(58)

NET INCOME	791	713	1,526	926
Preferred stock dividends and discount accretion	129	129	257	257

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$662	$584	$1,269	$669

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.19	$0.17	$0.36	$0.19
Diluted Earnings Per Common Share	$0.19	$0.17	$0.36	$0.19
Cash Dividends	$—	$0.16	$—	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholder’s Equity (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Dollars in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2009	$10,000	$3,480	$29,824	$2,627	$773	$46,704
Comprehensive income:
Net income	—	—	—	1,526	—	1,526
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(18)	(18)
Defined benefit plans, net of tax effects	—	—	—	—	7	7

Total comprehensive income						1,515

Preferred dividends	—	—	—	(250)	—	(250)
Amortization of warrant cost	—	—	(7)	—	—	(7)

Balance, June 30, 2010	$10,000	$3,480	$29,817	$3,903	$762	$47,962

Balance, December 31, 2008	$10,000	$3,480	$29,838	$7,168	$404	$50,890
Comprehensive income:
Net income	—	—	—	926	—	926
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(334)	(334)
Defined benefit plans, net of tax effects	—	—	—	—	113	113

Total comprehensive income						705

Cash dividends ($0.20 per share)				(1,253)		(1,253)
Preferred dividends	—	—	—	(186)	—	(186)
Amortization of warrant cost	—	—	(7)	—	—	(7)

Balance, June 30, 2009	$10,000	$3,480	$29,831	$6,655	$183	$50,149

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Operating Activities:
Net Income	$1,526	$926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,085	1,412
Depreciation	643	455
Amortization of core deposit intangible	15	21
Net amortization of securities premiums	124	36
Earnings on cash surrender value of life insurance	(136)	(141)
Gain from life insurance proceeds	—	(158)
Loss on sale / write-down of foreclosed assets	120	36
Deferred income tax benefit	(621)	(194)
Decrease in accrued interest receivable	99	—
Decrease in other assets	1,283	127
Increase in accrued interest payable	255	330
(Decrease) increase in other liabilities	(114)	248

Net Cash Provided by Operating Activities	4,279	3,098

Investing Activities:
Net (increase) decrease in interest-bearing time deposits	(2,023)	10,331
Proceeds from the maturity of investment securities	4,378	12,849
Purchases of investment securities	(14,413)	—
Purchase of restricted investment in bank stock	—	(411)
Net decrease (increase) in loans and leases	6,619	(33,091)
Purchases of bank premises and equipment	(1,287)	(1,293)
Proceeds from sale of foreclosed assets	197	768
Proceeds from cash surrender value of life insurance	—	507

Net Cash Used in Investing Activities	(6,529)	(10,340)

Financing Activities:
Net increase in demand deposits and savings accounts	65,170	7,121
Net decrease in time deposits	(33,065)	(1,371)
Net (decrease) increase in short-term borrowings	(13,933)	11,627
Preferred stock dividend paid	(250)	(203)
Common stock dividend paid	—	(1,253)
Long-term debt repayment	(10,086)	(10,082)

Net Cash Provided by Financing Activities	7,836	5,839

Net increase (decrease) in cash and cash equivalents	5,586	(1,403)
Cash and cash equivalents, beginning of period	8,960	8,448

Cash and cash equivalents, end of period	$14,546	$7,045

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,258	$6,541
Income taxes paid	—	—
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$324	$138

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements for 2010 and 2009 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”), Mid Penn Insurance Services, LLC, and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the June 30, 2009 balances have been reclassified to conform to the 2010 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2009.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2010, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through Mid Penn’s results of operations.

Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2010 and December 31, 2009, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$18,274	$665	$2	$18,937
Mortgage-backed U.S. government agencies	12,097	161	25	12,233
State and political subdivision obligations	25,397	601	188	25,810
Equity securities	250	—	1	249

	$56,018	$1,427	$216	$57,229

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$15,291	$409	$—	$15,700
Mortgage-backed U.S. government agencies	4,522	97		4,619
State and political subdivision obligations	26,044	828	91	26,781
Equity securities	250	—	5	245

	$46,107	$1,334	$96	$47,345

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at June 30, 2010 and December 31, 2009, is reported at fair value.

Investment securities having a fair value of $56,980,000 at June 30, 2010, and $37,434,000 at December 31, 2009, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$5,532	$2	$—	$—	$5,532	$2
Mortgage-backed U.S. government agencies	4,602	25	—	—	4,602	25
State and political subdivision obligations	6,401	188	—	—	6,401	188
Equity securities	—	—	249	1	249	1

Total temporarily impaired available for sale securities	$16,535	$215	$249	$1	$16,784	$216

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Available-for-sale securities:
State and political subdivision obligations	$4,321	$91	$—	$—	$4,321	$91
Equity securities	—	—	245	5	245	5

Total temporarily impaired available for sale securities	$4,321	$91	$245	$5	$4,566	$96

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

At June 30, 2010, Mid Penn had 16 debt securities with unrealized losses. These securities have depreciated 1.31% from their amortized cost basis. At December 31, 2009, 8 debt securities with unrealized losses had depreciated 2.07% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$3,131	$3,173	$1,022	$1,026
Due after 1 year but within 5 years	11,579	11,799	11,878	12,121
Due after 5 years but within 10 years	17,092	17,911	17,662	18,417
Due after 10 years	11,869	11,864	10,773	10,917

	43,671	44,747	41,335	42,481

Mortgage-backed securities	12,097	12,233	4,522	4,619
Equity securities	250	249	250	245

	$56,018	$57,229	$46,107	$47,345

Mortgage-backed securities at June 30, 2010, had an average life of 2.8 years compared to an average life of 2.6 years at December 31, 2009. New investment purchases in this category have longer average lives than the portfolio at December 31, 2009.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

3. Fair Value Measurements

Mid Penn adopted ASC Topic 820, Fair Value Measurements and Disclosures effective January 1, 2008 for financial assets and financial liabilities and on January 1, 2009, for non-financial assets and non-financial liabilities. This guidance defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the six months ended June 30, 2010. The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at June 30, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale	$57,229	$249	$56,980	$—

		Fair value measurements at December 31, 2009 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale	$47,345	$245	$47,100	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

		Fair value measurements at June 30, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$4,764	$—	$—	$4,764
Foreclosed Assets	656	—	—	656

		Fair value measurements at December 31, 2009 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$2,036	$—	$—	$2,036
Foreclosed Assets	663	—	—	663

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, this guidance was applicable to these fair value measurements beginning January 1, 2009 and the effect was not significant at June 30, 2010.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

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

Impaired Loans:

Mid Penn’s rating system assumes any loans classified as sub-standard non-accrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as sub-standard non-accrual. Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation.

In some instances Mid Penn is not holding real estate as collateral and is relying on business assets (personal property) for repayment. In these circumstances a collateral inspection is performed by Mid Penn personnel to determine an estimated value. The value is based on net book value, as provided by the financial statements, and discounted accordingly based on determinations made by management. Occasionally, Mid Penn will employ an outside service to provide a fair estimate of value based on auction sales or private sales. Management reviews the estimates of these third parties and discounts them accordingly based on management’s judgment, if deemed necessary. Mid Penn considers the estimates used in its impairment analysis to be Level 3 inputs.

Mid Penn actively monitors the values of collateral on impaired loans. This monitoring may require the modification of collateral values over time or changing circumstances by some factor, either positive or negative, from the original values. All collateral values will be assessed by management at least every 18 months for possible revaluation by an independent third party.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Mid Penn does not currently, or plan to in the future, use automated valuation methodologies as a method of valuing real estate collateral.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$14,546	$14,546	$8,960	$8,960
Interest-bearing balances with other financial institutions	40,627	40,627	38,604	38,604
Investment securities	57,229	57,229	47,345	47,345
Net loans and leases	464,671	478,744	472,699	487,476
Restricted investment in bank stocks	4,029	4,029	4,029	4,029
Accrued interest receivable	2,682	2,682	2,781	2,781

Financial liabilities:
Deposits	$532,120	$538,718	$500,015	$506,616
Short-term borrowings	2,111	2,111	16,044	16,044
Long-term debt	27,971	28,766	38,057	39,578
Accrued interest payable	2,005	2,005	1,750	1,750

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

4. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $11,789,000 and $10,697,000 of standby letters of credit outstanding as of June 30, 2010 and December 31, 2009, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of June 30, 2010 for payment under standby letters of credit issued was not material.

5. Short-term Borrowings

Short-term borrowings as of June 30, 2010 and December 31, 2009 consisted of:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Federal funds purchased	$—	$12,886
Securities sold under repurchase agreements	1,756	2,839
Treasury, tax and loan notes	355	319

	$2,111	$16,044

Short-term borrowings are comprised primarily of federal funds purchased and securities sold under repurchase agreements. Investment securities are pledged in sufficient amounts to collateralize repurchase agreements. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

6. Long-term Debt

During the three and six months ended June 30, 2010, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the three months ended June 30, 2010, no long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured. During the six months ended June 30, 2010, $10,000,000 in long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured.

7. Defined Benefit Plans

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended June 30,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$6	$5	$5	$4
Interest cost	13	14	11	8
Amortization of prior service cost	5	5	—	—
Amortization of net gain	—	—	(3)	(3)

Net periodic benefit cost	$24	$24	$13	$9

	Six Months Ended June 30,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$12	$10	$10	$8
Interest cost	26	28	22	16
Amortization of prior service cost	10	10	—	—
Amortization of net gain	—	—	(6)	(6)

Net periodic benefit cost	$48	$48	$26	$18

8. Comprehensive Income

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Change in unrealized holding gains (losses) on available for sale securities	$235	$(612)	$(27)	$(489)
Less reclassification adjustment for gains realized in income	—	—	—	—

Net unrealized gains (losses)	235	(612)	(27)	(489)

Change in defined benefit plans	3	3	9	155

Other comprehensive income (loss)	238	(609)	(18)	(334)
Income tax effect	(80)	207	7	113

Net of tax amount	$158	$(402)	$(11)	$(221)

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income
Balance—June 30, 2010	$799	$(37)	$762

Balance—December 31, 2009	$817	$(44)	$773

Balance—June 30, 2009	$220	$(37)	$183

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The computations of basic earnings per common share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Net Income	$791	$713	$1,526	$926
Less: Dividends on preferred stock	(125)	(125)	(250)	(250)
Accretion of preferred stock discount	(4)	(4)	(7)	(7)

Net income available to common shareholders	$662	$584	$1,269	$669
Weighted average common shares outstanding	3,479,780	3,479,780	3,479,780	3,479,780
Basic earnings per common share	$0.19	$0.17	$0.36	$0.19

The computations of diluted earnings per common share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Net income available to common shareholders	$662	$584	$1,269	$669
Weighted average number of common shares outstanding	3,479,780	3,479,780	3,479,780	3,479,780
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—	—

Adjusted weighted-average common shares outstanding	3,479,780	3,479,780	3,479,780	3,479,780
Diluted earnings per common share	$0.19	$0.17	$0.36	$0.19

As of June 30, 2010, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

11. Recent Accounting Pronouncements

ASU 2009-16:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.

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

This guidance became effective January 1, 2010, and did not have a significant impact on Mid Penn’s financial condition or results of operations.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment was effective for interim or annual periods ending after June 15, 2010. Mid Penn adopted the required provisions of ASU 2010-09, with no significant impact on its financial condition or results of operations.

ASU 2010-18:

Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Corporation does not expect the adoption of this standard will have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2010-20:

Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, will help investors assess the credit risk of a company’s receivables portfolio and the adequacy of its allowance for credit losses held against the portfolios by expanding credit risk disclosures.

This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments.

The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Corporation does not expect the adoption of this standard will have a significant impact on the Corporation’s financial condition or results of operations.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2010, compared to year-end 2009, and the Results of Operations for the three and six months ended June 30, 2010, compared to the same periods in 2009.

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of future economic conditions on Mid Penn and its customers;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, including the effects of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

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

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•	Technological changes;

•	Acquisitions and integration of acquired businesses;

•	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

•	Acts of war or terrorism;

•	Volatilities in the securities markets; and

•	Deteriorating economic conditions.

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

Recent Legislation Affecting the Financial Services Industry

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry, including: creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250.000; establishing strengthened capital standards for banks, and disallowing trust preferred securities from qualifying as Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing corporate governance changes. Many aspects of the Dodd-Frank are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including Mid Penn, at this time. Mid Penn is currently reviewing the provisions of the Dodd-Frank Act and assessing their probable impact on Mid Penn and its operations.

Results of Operations

Overview

Net income available to common shareholders was $662,000 or $0.19 per common share for the quarter ended June 30, 2010, as compared to net income available to common shareholders of $584,000 or $0.17 per common share for the quarter ended June 30, 2009. During the six months ended June 30, 2010, net income available to common shareholders was $1,269,000 or $0.36 per common share versus $669,000 or $0.19 per common share for the same period in 2009.

The net interest margin compression experienced throughout 2009 has begun to abate somewhat with net interest income increasing to $5,025,000 during the three months ended June 30, 2010 from $4,731,000 during the same period in 2009. The six months ended June 30, 2010 reflect an increasing level of net interest income as well, growing to $9,526,000 versus $8,687,000 during the same period in 2009. These increases have been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the second quarter of 2010 was $925,000, as compared to $479,000 in the second quarter of 2009. During the six months ended June 30, 2010, the provision for loan and lease losses was $1,085,000 compared to $1,412,000 for the six months ended June 30, 2009. Mid Penn continues to identify and responsibly provision for potential problem credits.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Return on average assets	0.51%	0.50%	0.50%	0.33%
Return on average equity	6.65%	5.65%	6.48%	3.51%

Total assets increased to $615,495,000 at June 30, 2010, from $606,010,000 at December 31, 2009. This asset increase was driven by strong core deposit growth to this point of 2010 with total deposits of $532,120,000 at June 30, 2010 compared to $500,015,000 at December 31, 2009, an increase of approximately $32 million. This growth in core deposits led to an increase in federal funds sold and is being deployed to pay down long-term borrowings as they mature and into investments and loans to maximize the return on these new funds.

The funding side of Mid Penn has continued the transformation begun in 2009. Deposit growth was strong, as noted above, during the first six months of 2010. This increase in deposits was primarily caused by successfully securing two long-term deposit relationships with local school districts, an attractive money market rate, and the building of relationship-based core deposit accounts from the extensive portfolio of commercial real estate borrowers. In addition to the ongoing efforts to place these funds into loans and investments, during the first six months of 2010, $10,000,000 of long-term FHLB debt and $6,990,000 in brokered time deposits have matured and been replaced with core deposits at a more advantageous rate structure. These strategies have improved the cost of funds and energized the net interest margin despite high levels of nonaccrual loans.

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

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential – taxable equivalent basis

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
(Dollars in thousands)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS:
Interest Earning Balances	$39,911	$424	2.14%	$43,393	$840	3.90%
Investment Securities:
Taxable	24,026	358	3.00%	21,349	340	3.21%
Tax-Exempt	25,470	815	6.45%	25,108	866	6.96%

Total Investment Securities	49,496			46,457

Federal Funds Sold	8,081	11	0.27%	517	1
Loans and Leases, Net:
Taxable	459,041	13,332	5.86%	436,908	13,494	6.23%
Tax-Exempt	16,976	570	6.77%	13,321	469	7.10%

Total Loans and Leases, Net	476,017			450,229
Restricted Investment in Bank Stocks	4,029	—	0.00%	3,827	1	0.05%

Total Earning Assets	577,534	15,510	5.42%	544,423	16,011	5.93%
Cash and Due from Banks	7,888			6,410
Other Assets	26,607			22,577

Total Assets	$612,029			$573,410

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$48,703	30	0.12%	$36,514	17	0.09%
Money Market	139,510	1,018	1.47%	76,665	621	1.63%
Savings	27,203	8	0.06%	26,256	10	0.08%
Time	252,145	3,764	3.01%	253,509	4,863	3.87%
Short-term Borrowings	5,540	13	0.47%	21,949	59	0.54%
Long-term Debt	29,809	680	4.60%	50,430	1,301	5.20%

Total Interest Bearing Liabilities	502,910	5,513	2.21%	465,323	6,871	2.98%
Demand Deposits	56,059			49,266
Other Liabilities	5,605			5,548
Shareholders’ Equity	47,455			53,273

Total Liabilities and Shareholders’ Equity	$612,029			$573,410

Net Interest Income		$9,997			$9,140

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.42%			5.93%
Rate on Supporting Liabilities			2.21%			2.98%
Average Interest Spread			3.21%			2.95%
Net Interest Margin			3.49%			3.39%

For the six months ended June 30, 2010, Mid Penn’s taxable-equivalent net interest margin increased to 3.49% from 3.39% as compared to the six months ended June 30, 2009, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first six months of 2010 increased to $9,997,000 from $9,140,000 in the first six months of 2009, related to the changing composition of interest bearing liabilities and the growth in average earning assets, which increased 6.1% from June 30, 2009 to June 30, 2010.

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

During the first six months of 2010, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, Mid Penn has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2009 to June 30, 2010. The provision for loan and lease losses was $925,000 for the three months ended June 30, 2010, as compared to $479,000 for the three months ended June 30, 2009. During the six months ended June 30, 2010, the provision for loan and lease losses was $1,085,000, as compared to $1,412,000 for the six months ended June 30, 2009. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $40,000, or 4.7% during the second quarter of 2010 versus the second quarter of 2009. During the six months ended June 30, 2010, noninterest income decreased $85,000, or 4.7% versus the same period in 2009. The following components of noninterest income showed significant changes:

	Three Months Ended June 30,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Service charges on deposits	$324	$386	$(62)	-16.1%
Mortgage banking income	72	33	39	118.2%
Other income	387	312	75	24.0%

	Six Months Ended June 30,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Service charges on deposits	$656	$737	$(81)	-11.0%
Gain on life insurance proceeds	—	158	(158)	N/A
Mortgage banking income	142	75	67	89.3%
Other income	679	568	111	19.5%

Service charges on deposits, primarily fees from insufficient funds, showed decreases during both periods. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. The gain on life insurance proceeds in 2009 was the result of recognition of insurance proceeds due to the death of a former Director. Mortgage banking income showed increases during both periods. Decreases in long-term mortgage rates have spurred an increase in refinancing activity. During late 2009 and early 2010, Mid Penn enhanced the mortgage origination process by adding resources and improving processing capabilities which have generated additional revenue in 2010. Other income also increased during both periods. For the three months ended June 20, 2010, income from card interchange, merchant services, and commissions from third-party retail investment sales have increased $18,000, $12,000 and $66,000 respectively over the same period in 2009. These increases have also positively impacted the results for the six months ended June 30, 2010 and are the result of a refreshed focus on these key business processes.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Noninterest Expenses

Noninterest expenses decreased $289,000, or 6.7% during the second quarter of 2010, versus the same period in 2009. During the six months ended June 30, 2010, noninterest expenses increased $112,000, or 1.4% versus the same period in 2009. The changes were primarily a result of the following components of noninterest expense:

	Three Months Ended June 30,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
FDIC Assessment	$203	$395	$(192)	-48.6%
Marketing and advertising expense	76	266	(190)	-71.4%

	Six Months Ended June 30,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Salaries and employee benefits	$4,262	$4,121	$141	3.4%
Equipment expense	693	544	149	27.4%
Marketing and advertising expense	143	460	(317)	-68.9%
Other expenses	1,125	978	147	15.0%

The positive variance in FDIC Assessment during the three months ended June 30, 2010, was driven by special assessment charged in June of 2009 to all FDIC insured institutions. Assessment rates have increased; however, the prepayment of the three year estimated premiums in December of 2009 has stabilized Mid Penn’s payment stream throughout 2010. Another positive variance during both periods was the decrease in marketing and advertising expense. This is reflective of Mid Penn’s ongoing focus on spending only mission critical dollars. Equipment expense for the six months ended June 30, 2010 was impacted by the opening in April 2009 of Mid Penn’s new operations facility in Halifax, the fourth quarter 2009 renovations of the Millersburg office, and the May 2010 opening of the relocated Derry Street facility in Harrisburg. These projects increased equipment expense, primarily depreciation costs, but provided much needed space for current operations, future growth, and enhanced community visibility. Salaries and employee benefits have shown a modest increase during the first six months of 2010 versus the same period in 2009 due to the hiring of experienced team members to bolster the credit administration functions. These necessary additions have been partially offset by savings in discretionary employee benefit plans during the same time period. Other expenses have increased during the first six months of 2010 versus the same period in 2009 due to increased costs surrounding loan collection and workout efforts as the pool of nonperforming assets is actively managed.

Income Taxes

The provision for income taxes was $158,000 for the three months ended June 30, 2010, as compared to a provision for income taxes of $59,000 in the same period last year. The provision for income taxes in the three months ended June 30, 2009, was at a level significantly below that of the same period in 2010 because of reduced income from lower net interest income and higher expenses for FDIC assessment and marketing and advertising expenses. The provision for income taxes for the six months ended June 30, 2010 was $311,000, as compared to a benefit from income taxes during the same period of 2009 of ($58,000). The tax benefit in 2009 was related to the reduced income stemming from the increased provision for loan and lease losses during the first six months of 2009. The effective tax rate, for the six months ended June 30, 2010, was 16.9 % compared to (6.7)% for the six months ended June 30, 2009. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of ASC Topic 740, “Income Taxes”, no significant income tax uncertainties were identified; therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended June 30, 2010 and June 30, 2009. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first six months of 2010, Mid Penn has experienced a reduction in loans outstanding, primarily from decreasing balances in the consumer loan portfolio. The balances in the other components of the loan portfolio have remained relatively unchanged with the exception of a modest increase in commercial, industrial, and agricultural loans. Mid Penn has experienced weak loan demand during the first six months of 2010 despite a desire to sensibly lend to support creditworthy existing and new customers in our marketplace.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate, construction and land development	$253,650	53.7%	$253,878	52.8%
Commercial, industrial and agricultural	86,511	18.3%	85,795	17.9%
Real estate - residential	128,037	27.1%	128,522	26.8%
Consumer	4,504	0.9%	12,190	2.5%

	$472,702	100.0%	$480,385	100.0%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania. This region currently and historically has lower unemployment than the U.S. as a whole. At June 30, 2010 the unemployment rate for the Harrisburg/Carlisle area as 8.4% versus the national unemployment rate of 9.5%. This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first six months of 2010, Mid Penn had net charge-offs of $740,000 as compared to net charge-offs of $287,000 during the same period of 2009. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses, if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Analysis of the Allowance for Loan and Lease Losses:

(Dollars in thousands)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Average total loans outstanding (net of unearned income)	$476,017	$450,229
Period ending total loans outstanding (net of unearned income)	$472,702	$467,309

Balance, beginning of period	$7,686	$5,505

Loans charged off during period	(789)	(349)
Recoveries of loans previously charged off	49	62

Net chargeoffs	(740)	(287)

Provision for loan and lease losses	1,085	1,412

Balance, end of period	$8,031	$6,630

Ratio of net loans charged off to average loans outstanding (annualized)	0.31%	0.13%

Ratio of allowance for loan losses to net loans at end of period	1.70%	1.42%

Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms. Mid Penn continues to monitor closely the financial strength of these borrowers. Mid Penn does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay. Mid Penn does not structure construction loans with interest reserve components. Mid Penn has not in the past performed any commercial real estate or other type loan workouts whereby an existing loan was restructured into multiple new loans. Also, Mid Penn does not extend loans at maturity without recognizing the credit as impaired due to the existence of guarantees. While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

At June 30, 2010, total nonperforming loans amounted to $18,763,000, or 3.97% of loans and leases net of unearned income, as compared to levels of $15,241,000, or 3.17%, at December 31, 2009 and $4,192,000, or 0.90%, at June 30, 2009. Nonperforming loans have been reduced from the $20,383,000, or 4.30% of loans and leases net of unearned income reported at March 31, 2010.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Schedule of Nonperforming Assets:

(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Nonperforming Assets:
Nonaccrual loans	$18,433	$14,933	$4,145
Loans renegotiated with borrowers	330	308	47

Total nonperforming loans	18,763	15,241	4,192

Foreclosed real estate	656	663	850
Other repossessed property	—	—	53

Total non-performing assets	19,419	15,904	5,095

Accruing loans 90 days or more past due	372	661	1,102

Total risk elements	$19,791	$16,565	$6,197

Nonperforming loans as a % of total loans outstanding	3.97%	3.17%	0.90%
Nonperforming assets as a % of total loans outstanding and other real estate	4.10%	3.31%	1.09%
Ratio of allowance for loan losses to nonperforming loans	42.80%	50.43%	158.16%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit. The following table provides additional analysis of partially charged-off loans:

Schedule of Partially Charged-Off Loans:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Period ending total loans outstanding (net of unearned income)	$472,702	$480,385
Allowance for loan and lease losses	8,031	7,686
Total Nonperforming loans	18,763	15,241
Nonperforming and impaired loans with partial charge-offs	6,213	7,963

Ratio of nonperforming loans with partial charge-offs to total loans	1.31%	1.66%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	33.11%	52.25%

Coverage ratio net of nonperforming loans with partial charge-offs	63.99%	105.61%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.72%	1.63%

Mid Penn has not experienced any additional charge-offs on loans which a partial charge-off had originally been taken.

Mid Penn considers a commercial or commercial real estate loan to be impaired when it becomes 90 days or more past due and not in the process of collection. This methodology assumes the borrower cannot or will not continue to make additional payments. At that time the loan would be considered collateral dependent as the discounted cash flow (“DCF”) method indicates no operating income is available for evaluating the collateral position; therefore, all impaired loans are deemed to be collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis. Policies that govern the recommendation for charge-off are unique to the type of loan being considered. Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans. Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

evaluation. In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment. If the loan is secured, it will undergo a 90 day waiting period to ensure the collateral shortfall identified in the evaluation is accurate and then charge the balance down to the specific allocation. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans. An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value. A specific allocation of allowance is made for any anticipated collateral shortfall and a 90 day waiting period begins to ensure the accuracy of the collateral shortfall. The loan is then charged down to the level of the specific allocation. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection. The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens. A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation. Consumer loans are recommended for charge-off after reaching delinquency of 90 days and the loan is not in the process of collection. The entire balance of the consumer loan is recommended for charge-off at this point.

As noted above, Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). In addition, Mid Penn takes a preemptive step when any commercial loan or commercial real estate loan becomes classified under its internal classification system. A preliminary collateral evaluation in accordance with the guidance on impaired loans is prepared using the existing collateral information in the loan file. This process allows Mid Penn to review both the credit and documentation files to determine the status of the information needed to make a collateral evaluation. This collateral evaluation is preliminary but allows Mid Penn to determine if any potential collateral shortfalls exist.

Larger groups of small-balance loans, such as residential mortgages and consumer installment loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures unless such loans are the subject of a restructuring agreement.

Mid Penn’s rating system assumes any loans classified as sub-standard non-accrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as sub-standard non-accrual. Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation. The credit department employs an electronic tracking system to monitor the receipt of and need for updated appraisals. To date, there have been no significant time lapses noted with the above processes.

In some instances Mid Penn is not holding real estate as collateral and is relying on business assets (personal property) for repayment. In these circumstances a collateral inspection is performed by Mid Penn personnel to determine an estimated value. The value is based on net book value, as provided by the financial statements, and discounted accordingly based on determinations made by management. Occasionally, Mid Penn will employ an outside service to provide a fair estimate of value based on auction sales or private sales. Management reviews the estimates of these third parties and discounts them accordingly based on management’s judgment, if deemed necessary.

For impaired loans with no valuation allowance required, Mid Penn’s practice of obtaining independent third party market valuations on the subject property within 30 days of being placed on non-accrual status sometimes indicates that the loan to value ratio is sufficient to obviate the need for a specific allocation in spite of significant deterioration in real estate values in Mid Penn’s primary market area. These circumstances are determined on a case by case analysis of the impaired loans.

Since December 31, 2009, Mid Penn has been actively seeking independent third party real estate valuations of the properties held as collateral on impaired loans. As of June 30, 2010, there were 9 loans with an outstanding balance of $2,273,000 for which Mid Penn has not received a formal valuation.

Mid Penn actively monitors the values of collateral on impaired loans. This monitoring may require the modification of collateral values over time or changing circumstances by some factor, either positive or negative, from the original values. All collateral values will be assessed by management at least every 18 months for possible revaluation by an independent third party.

Mid Penn does not currently, or plan to in the future to, use automated valuation methodologies as a method of valuing real estate collateral.

As of June 30, 2010, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $16,747,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $7,550,000 for which specific allocations totaling $2,786,000 have been included within the loan loss reserve for these loans. The remaining $9,197,000 of loans requires no specific allocation within the loan loss reserve. The $16,747,000 pool of impaired loan relationships is comprised of $8,794,000 in real estate secured commercial relationships

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

and $7,953,000 in business relationships. The Bank has specific allocations against the real estate secured pool totaling $904,000, of which $365,000 is with one investment property relationship. Another $223,000 of the specific allocation is with a commercial business relationship secured by the Company’s real estate. The remaining $316,000 is spread among seven relationships composed primarily of customers engaged in real estate investment activities. The group of impaired business relationships with specific allocations is made up of eleven relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,882,000 has been set aside against these credits. Four manufacturing relationships account for $1,043,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $400,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover potential future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $8,031,000 is adequate as of June 30, 2010.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Capital growth is achieved primarily by retaining more earnings than are paid out to shareholders. Shareholders’ equity increased during the quarter ended June 30, 2010 by $1,258,000 or 2.70%, from December 31, 2009. Capital was negatively impacted in 2009 by the net loss of $2,809,000 and the payment of cash dividends to common shareholders of $1,809,000. Capital was positively impacted in 2008 by the addition of $10,000,000 from the U.S. Treasury’s Capital Purchase Program. The program was designed to provide well-capitalized, secure financial institutions with additional capital in order to increase the flow of credit into the economy. The program details are discussed in the following section.

Certain restrictions exist regarding the ability of the Bank to transfer funds to Mid Penn Bancorp, Inc. in the form of cash dividends, loans or advances. At June 30, 2010, none of the undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to Mid Penn as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of June 30, 2010, and December 31, 2009, as follows:

	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well- Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Tier 1 Capital (to Average Assets)	$45,866	7.5%	$24,622	4.0%	$30,778	5.0%
Tier 1 Capital (to Risk Weighted Assets)	45,866	9.8%	18,779	4.0%	28,168	6.0%
Total Capital (to Risk Weighted Assets)	51,762	11.0%	37,558	8.0%	46,947	10.0%

As of December 31, 2009:
Tier 1 Capital (to Average Assets)	$44,434	7.4%	$23,913	4.0%	$29,892	5.0%
Tier 1 Capital (to Risk Weighted Assets)	44,434	9.2%	19,329	4.0%	28,993	6.0%
Total Capital (to Risk Weighted Assets)	50,496	10.4%	38,658	8.0%	48,322	10.0%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2010, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the six months ended June 30, 2010, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

MID PENN BANCORP, INC.

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

Date: August 9, 2010

By	/S/ KEVIN W. LAUDENSLAGER
Kevin W. Laudenslager
Treasurer
(Principal Financial and Accounting Officer)

Date: August 9, 2010