Form 10-Q
period 2010-09-30
MID PENN BANCORP INC
filed 2010-11-09
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Yes ☐    No ☒

As of November 9, 2010, there were 3,479,780 shares of the registrant’s common stock outstanding, par value $1.00 per share.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,682	$7,526
Interest-bearing balances with other financial institutions	1,361	1,434
Federal funds sold	3,379	—

Total cash and cash equivalents	11,422	8,960

Interest-bearing time deposits with other financial institutions	48,779	38,604
Available for sale investment securities	72,577	47,345
Loans and leases, net of unearned interest	469,492	480,385
Less: Allowance for loan and lease losses	(8,150)	(7,686)

Net loans and leases	461,342	472,699

Bank premises and equipment, net	13,443	12,904
Restricted investment in bank stocks	4,029	4,029
Foreclosed assets held for sale	587	663
Accrued interest receivable	2,666	2,781
Deferred income taxes	2,316	2,257
Goodwill	1,016	1,016
Core deposit and other intangibles, net	351	369
Cash surrender value of life insurance	7,571	7,368
Other assets	6,453	7,015

Total Assets	$632,552	$606,010

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$58,273	$55,943
Interest bearing demand	45,414	42,148
Money Market	190,588	107,295
Savings	26,123	26,169
Time	227,918	268,460

Total Deposits	548,316	500,015
Short-term borrowings	1,896	16,044
Long-term debt	27,927	38,057
Accrued interest payable	2,208	1,750
Other liabilities	3,380	3,440

Total Liabilities	583,727	559,306
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,479,780 shares issued and outstanding at September 30, 2010 and December 31, 2009	3,480	3,480
Additional paid-in capital	29,814	29,824
Retained earnings	4,258	2,627
Accumulated other comprehensive income	1,273	773

Total Shareholders’ Equity	48,825	46,704

Total Liabilities and Shareholders’ Equity	$632,552	$606,010

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
INTEREST INCOME
Interest & fees on loans and leases	$6,856	$7,106	$20,564	$20,910
Interest on interest-bearing balances with financial institutions	198	337	622	1,177
Interest and dividends on investment securities:
U.S. Treasury and government agencies	215	153	567	488
State and political subdivision obligations, tax-exempt	273	287	811	858
Other securities	3	3	9	10
Interest on federal funds sold and securities purchased under agreements to resell	9	—	20	1

Total Interest Income	7,554	7,886	22,593	23,444

INTEREST EXPENSE
Interest on deposits	2,251	2,577	7,071	8,088
Interest on short-term borrowings	3	40	16	99
Interest on long-term debt	313	599	993	1,900

Total Interest Expense	2,567	3,216	8,080	10,087

Net Interest Income	4,987	4,670	14,513	13,357
PROVISION FOR LOAN AND LEASE LOSSES	975	1,108	2,060	2,520

Net Interest Income After Provision for Loan and Lease Losses	4,012	3,562	12,453	10,837

NONINTEREST INCOME
Trust department income	47	61	151	184
Service charges on deposits	262	382	918	1,119
Earnings from cash surrender value of life insurance	67	80	203	220
Gain on life insurance proceeds	—	—	—	158
Mortgage banking income	98	37	241	72
Other income	350	349	1,027	958

Total Noninterest Income	824	909	2,540	2,711

NONINTEREST EXPENSE
Salaries and employee benefits	2,202	2,102	6,464	6,224
Occupancy expense, net	243	225	693	661
Equipment expense	334	304	1,027	848
Pennsylvania Bank Shares tax expense	106	100	326	301
FDIC Assessment	205	347	610	871
Legal and professional fees	96	126	377	479
Director fees and benefits expense	78	83	234	225
Marketing and advertising expense	86	145	230	606
Computer expense	164	109	425	290
Telephone expense	91	99	271	258
Loss on sale/write-down of foreclosed assets	128	40	248	76
Intangible amortization	16	17	49	49
Other expenses	603	533	1,719	1,551

Total Noninterest Expense	4,352	4,230	12,673	12,439

INCOME BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	484	241	2,320	1,109
Provision for (benefit from) income taxes	4	(93)	314	(151)

NET INCOME	480	334	2,006	1,260
Preferred stock dividends and discount accretion	128	128	385	385

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$352	$206	$1,621	$875

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.11	$0.06	$0.47	$0.25
Diluted Earnings Per Common Share	$0.11	$0.06	$0.47	$0.25
Cash Dividends	$—	$0.16	$—	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Dollars in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2009	$10,000	$3,480	$29,824	$2,627	$773	$46,704
Comprehensive income:
Net income	—	—	—	2,006	—	2,006
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	490	490
Defined benefit plans, net of tax effects	—	—	—	—	10	10

Total comprehensive income						2,506

Preferred dividends	—	—	—	(375)	—	(375)
Amortization of warrant cost	—	—	(10)	—	—	(10)

Balance, September 30, 2010	$10,000	$3,480	$29,814	$4,258	$1,273	$48,825

Balance, December 31, 2008	$10,000	$3,480	$29,838	$7,168	$404	$50,890
Comprehensive income:
Net income	—	—	—	1,260	—	1,260
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	1,042	1,042
Defined benefit plans, net of tax effects	—	—	—	—	(355)	(355)

Total comprehensive income						1,947

Cash dividends ($0.20 per share)				(1,809)		(1,809)
Preferred dividends	—	—	—	(398)	—	(398)
Amortization of warrant cost	—	—	(10)	—	—	(10)

Balance, September 30, 2009	$10,000	$3,480	$29,828	$6,221	$1,091	$50,620

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Operating Activities:
Net Income	$2,006	$1,260
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,060	2,520
Depreciation	969	816
Amortization of core deposit intangible	18	25
Net (accretion) amortization of securities premiums (discounts)	(11)	66
Earnings on cash surrender value of life insurance	(203)	(220)
Gain from life insurance proceeds	—	(158)
Loss on disposal of property, plant, and equipment	—	5
Loss on sale / write-down of foreclosed assets	248	76
Deferred income tax benefit	(300)	(155)
Decrease in accrued interest receivable	115	55
Decrease (increase) in other assets	552	(593)
Increase in accrued interest payable	458	583
(Decrease) increase in other liabilities	(60)	162

Net Cash Provided by Operating Activities	5,852	4,442

Investing Activities:
Net (increase) decrease in interest-bearing time deposits	(10,175)	10,340
Proceeds from the maturity of investment securities	5,578	13,647
Purchases of investment securities	(30,058)	(3,393)
Purchase of restricted investment in bank stock	—	(411)
Net decrease (increase) in loans and leases	8,791	(50,563)
Purchases of bank premises and equipment	(1,508)	(1,608)
Proceeds from sale of foreclosed assets	334	1,190
Proceeds from cash surrender value of life insurance	—	517

Net Cash Used in Investing Activities	(27,038)	(30,281)

Financing Activities:
Net increase in demand deposits, money market, and savings accounts	88,843	34,050
Net (decrease) increase in time deposits	(40,542)	542
Net (decrease) increase in short-term borrowings	(14,148)	879
Preferred stock dividend paid	(375)	(328)
Common stock dividend paid	—	(1,809)
Long-term debt repayment	(10,130)	(10,124)

Net Cash Provided by Financing Activities	23,648	23,210

Net increase (decrease) in cash and cash equivalents	2,462	(2,629)
Cash and cash equivalents, beginning of period	8,960	8,448

Cash and cash equivalents, end of period	$11,422	$5,819

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,622	$9,504
Income taxes paid	$385	—
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$506	$138

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements for 2010 and 2009 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”), Mid Penn Insurance Services, LLC, and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the September 30, 2009 balances have been reclassified to conform to the 2010 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2009.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2010, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2010 and December 31, 2009, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$18,252	$890	$3	$19,139
Mortgage-backed U.S. government agencies	23,329	222	225	23,326
State and political subdivision obligations	28,766	1,167	67	29,866
Equity securities	250	—	4	246

	$70,597	$2,279	$299	$72,577

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$15,291	$409	$—	$15,700
Mortgage-backed U.S. government agencies	4,522	97		4,619
State and political subdivision obligations	26,044	828	91	26,781
Equity securities	250	—	5	245

	$46,107	$1,334	$96	$47,345

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at September 30, 2010 and December 31, 2009, is reported at fair value.

Investment securities having a fair value of $70,390,000 at September 30, 2010, and $37,434,000 at December 31, 2009, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$1,500	$3	$—	$—	$1,500	$3
Mortgage-backed U.S. government agencies	10,923	225	—	—	10,923	225
State and political subdivision obligations	1,930	67	—	—	1,930	67
Equity securities	—	—	246	4	246	4

Total temporarily impaired available for sale securities	$14,353	$295	$246	$4	$14,599	$299

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
Available-for-sale securities:
State and political subdivision obligations	$4,321	$91	$—	$—	$4,321	$91
Equity securities	—	—	245	5	245	5

Total temporarily impaired available for sale securities	$4,321	$91	$245	$5	$4,566	$96

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

At September 30, 2010, Mid Penn had 12 debt securities with unrealized losses. These securities have depreciated 2.01% from their amortized cost basis. At December 31, 2009, 8 debt securities with unrealized losses had depreciated 2.07% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$7,381	$7,413	$1,022	$1,026
Due after 1 year but within 5 years	7,467	7,684	11,878	12,121
Due after 5 years but within 10 years	16,421	17,828	17,662	18,417
Due after 10 years	15,749	16,080	10,773	10,917

	47,018	49,005	41,335	42,481

Mortgage-backed securities	23,329	23,326	4,522	4,619
Equity securities	250	246	250	245

	$70,597	$72,577	$46,107	$47,345

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Mortgage-backed securities at September 30, 2010, had an average life of 3.2 years compared to an average life of 2.6 years at December 31, 2009. New investment purchases in this category have longer average lives than the portfolio at December 31, 2009.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the nine months ended September 30, 2010. The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at September 30, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale	$72,577	$246	$72,331	$—

		Fair value measurements at December 31, 2009 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Securities available for sale	$47,345	$245	$47,100	$—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

		Fair value measurements at September 30, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$2,864	$—	$—	$2,864
Foreclosed Assets	587	—	—	587

		Fair value measurements at December 31, 2009 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$2,036	$—	$—	$2,036
Foreclosed Assets	663	—	—	663

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, this guidance was applicable to these fair value measurements beginning January 1, 2009 and the effect was not significant at September 30, 2010.

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

Mid Penn actively monitors the values of collateral on impaired loans. This monitoring may require the modification of collateral values over time or

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$11,422	$11,422	$8,960	$8,960
Interest-bearing balances with other financial institutions	48,779	48,779	38,604	38,604
Investment securities	72,577	72,577	47,345	47,345
Net loans and leases	461,342	480,979	472,699	487,476
Restricted investment in bank stocks	4,029	4,029	4,029	4,029
Accrued interest receivable	2,666	2,666	2,781	2,781

Financial liabilities:
Deposits	$548,316	$555,449	$500,015	$506,616
Short-term borrowings	1,896	1,896	16,044	16,044
Long-term debt	27,927	29,251	38,057	39,578
Accrued interest payable	2,208	2,208	1,750	1,750

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

4. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $11,135,000 and $10,697,000 of standby letters of credit outstanding as of September 30, 2010 and December 31, 2009, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of September 30, 2010 for payment under standby letters of credit issued was not material.

5. Short-term Borrowings

Short-term borrowings as of September 30, 2010 and December 31, 2009 consisted of:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Federal funds purchased	$—	$12,886
Securities sold under repurchase agreements	1,434	2,839
Treasury, tax and loan notes	462	319

	$1,896	$16,044

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

6. Long-term Debt

During the three and nine months ended September 30, 2010, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the three months ended September 30, 2010, no long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured. During the nine months ended September 30, 2010, $10,000,000 in long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$6	$5	$5	$4
Interest cost	13	14	11	8
Amortization of prior service cost	5	5	—	—
Amortization of net gain	—	—	(3)	(3)

Net periodic benefit cost	$24	$24	$13	$9

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2010	2009	2010	2009
Service cost	$18	$15	$15	$12
Interest cost	39	42	33	24
Amortization of prior service cost	15	15	—	—
Amortization of net gain	—	—	(9)	(9)

Net periodic benefit cost	$72	$72	$39	$27

8. Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Changes in certain assets and liabilities such as unrealized gains (losses) on securities available for sale and the liability associated with defined benefit plans, are reported as a separate component of the shareholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The components of other comprehensive income and the related tax effects are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Change in unrealized holding gains on available for sale securities	$769	$1,373	$742	$884
Less reclassification adjustment for gains realized in income	—	—	—	—

Net unrealized gains	769	1,373	742	884

Change in defined benefit plans	6	3	15	158

Other comprehensive income	775	1,376	757	1,042
Income tax effect	(264)	(468)	(257)	(355)

Net of tax amount	$511	$908	$500	$687

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income
Balance—September 30, 2010	$1,307	$(34)	$1,273

Balance—December 31, 2009	$817	$(44)	$773

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The computations of basic earnings per common share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Net Income	$480	$334	$2,006	$1,260
Less: Dividends on preferred stock	(125)	(125)	(375)	(375)
Accretion of preferred stock discount	(3)	(3)	(10)	(10)

Net income available to common shareholders	$352	$206	$1,621	$875
Weighted average common shares outstanding	3,479,780	3,479,780	3,479,780	3,479,780
Basic earnings per common share	$0.11	$0.06	$0.47	$0.25

The computations of diluted earnings per common share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Net income available to common shareholders	$352	$206	$1,621	$875
Weighted average number of common shares outstanding	3,479,780	3,479,780	3,479,780	3,479,780
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—	—

Adjusted weighted-average common shares outstanding	3,479,780	3,479,780	3,479,780	3,479,780
Diluted earnings per common share	$0.11	$0.06	$0.47	$0.25

As of September 30, 2010, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2010, compared to year-end 2009, and the Results of Operations for the three and nine months ended September 30, 2010, compared to the same periods in 2009.

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

Recent Legislation Affecting the Financial Services Industry

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act significantly changes regulation of financial institutions and the financial services industry, including: creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing certain trust preferred securities from qualifying as Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing corporate governance changes. Many aspects of the Dodd-Frank are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including Mid Penn, at this time. Mid Penn is currently reviewing the provisions of the Dodd-Frank Act and assessing their probable impact on Mid Penn and its operations.

Results of Operations

Overview

Net income available to common shareholders was $352,000, or $0.11 per common share, for the quarter ended September 30, 2010, as compared to net income available to common shareholders of $206,000, or $0.06 per common share, for the quarter ended September 30, 2009. During the nine months ended September 30, 2010, net income available to common shareholders was $1,621,000, or $0.47 per common share versus $875,000, or $0.25 per common share, for the same period in 2009.

The net interest margin compression experienced throughout 2009 has begun to abate somewhat with net interest income increasing to $4,987,000 during the three months ended September 30, 2010 from $4,670,000 during the same period in 2009. The nine months ended September 30, 2010 reflect an increasing level of net interest income as well, growing to $14,513,000 versus $13,357,000 during the same period in 2009. These increases have been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the third quarter of 2010 was $975,000, compared to $1,108,000 in the third quarter of 2009. During the nine months ended September 30, 2010, the provision for loan and lease losses was $2,060,000, compared to $2,520,000 for the nine months ended September 30, 2009.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Return on average assets	0.30%	0.23%	0.43%	0.29%
Return on average equity	3.93%	2.64%	5.61%	3.23%

Total assets increased to $632,552,000 at September 30, 2010, from $606,010,000 at December 31, 2009. This asset increase was driven by strong core deposit growth through the third quarter of 2010 with total deposits of $548,316,000 at September 30, 2010, compared to $500,015,000 at December 31, 2009, an increase of approximately $48 million. This growth in core deposits led to an increase in federal funds sold, and is being deployed to replace maturing long-term borrowings and brokered certificates of deposit, and into investments and loans to maximize the return on these new funds.

The funding side of Mid Penn has continued the transformation begun in 2009. Deposit growth was strong, as noted above, during the first nine months of 2010. This increase in deposits was primarily caused by successfully securing two long-term deposit relationships with local school districts, an attractive money market rate, and the building of relationship-based core deposit accounts from the extensive portfolio of commercial real estate borrowers. In addition to the ongoing efforts to place these funds into loans and investments, during the first nine months of 2010, $10,000,000 of long-term FHLB debt and $6,990,000 in brokered time deposits have matured and been replaced with core deposits at a more advantageous rate structure. These strategies have improved the cost of funds and improved the net interest margin despite increased levels of nonaccrual loans.

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

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential – taxable equivalent basis

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
(Dollars in thousands)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS:
Interest Earning Balances	$41,668	$622	2.00%	$42,554	$1,177	3.70%
Investment Securities:
Taxable	28,048	577	2.75%	19,273	495	3.43%
Tax-Exempt	25,504	1,228	6.44%	25,122	1,303	6.93%

Total Investment Securities	53,552			44,395

Federal Funds Sold	9,763	20	0.27%	343	1	0.39%
Loans and Leases, Net	474,291	20,859	5.88%	457,057	21,156	6.19%
Restricted Investment in Bank Stocks	4,029	—	0.00%	3,895	1	0.03%

Total Earning Assets	583,303	23,306	5.34%	548,244	24,133	5.89%
Cash and Due from Banks	7,646			6,596
Other Assets	26,438			22,370

Total Assets	$617,387			$577,210

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$48,618	50	0.14%	$37,423	25	0.09%
Money Market	150,391	1,625	1.44%	81,587	964	1.58%
Savings	26,936	11	0.05%	26,330	14	0.07%
Time	246,470	5,385	2.92%	251,769	7,085	3.76%
Short-term Borrowings	4,491	16	0.48%	23,167	99	0.57%
Long-term Debt	29,182	993	4.55%	48,640	1,900	5.22%

Total Interest Bearing Liabilities	506,088	8,080	2.13%	468,916	10,087	2.88%
Demand Deposits	57,457			50,226
Other Liabilities	6,065			5,856
Shareholders’ Equity	47,777			52,212

Total Liabilities and Shareholders’ Equity	$617,387			$577,210

Net Interest Income		$15,226			$14,046

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.34%			5.89%
Rate on Supporting Liabilities			2.13%			2.88%
Average Interest Spread			3.21%			3.01%
Net Interest Margin			3.49%			3.43%

For the nine months ended September 30, 2010, Mid Penn’s taxable-equivalent net interest margin increased to 3.49%, from 3.43%, as compared to the nine months ended September 30, 2009, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first nine months of 2010, increased to $15,226,000 from $14,046,000 in the first nine months of 2009, related to the changing composition of interest bearing liabilities and the growth in average earning assets, which increased 6.4% from September 30, 2009 to September 30, 2010.

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

During the first nine months of 2010, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, Mid Penn has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2009 to September 30, 2010. The provision for loan and lease losses was $975,000 for the three months ended September 30, 2010, as compared to $1,108,000 for the three months ended September 30, 2009. During the nine months ended September 30, 2010, the provision for loan and lease losses was $2,060,000, as compared to $2,520,000 for the nine months ended September 30, 2009. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $85,000, or 9.4% during the third quarter of 2010 versus the third quarter of 2009. During the nine months ended September 30, 2010, noninterest income decreased $171,000, or 6.3% versus the same period in 2009. The following components of noninterest income showed significant changes:

	Three Months Ended September 30,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Service charges on deposits	$262	$382	$(120)	-31.4%
Mortgage banking income	98	37	61	164.9%

	Nine Months Ended September 30,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Service charges on deposits	$918	$1,119	$(201)	-18.0%
Gain on life insurance proceeds	—	158	(158)	N/A
Mortgage banking income	241	72	169	234.7%

Service charges on deposits, primarily fees from insufficient funds, showed decreases during both periods. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. In addition to this behavioral change, Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges on electronic transactions, which has resulted in a reduction in NSF revenue. Helping to offset this reduction in revenue is the increase in mortgage banking income during both the three and nine months ended September 30, 2010 versus the same periods in 2009. Historically low long-term mortgage rates have triggered a wave of refinancing activity, improving fee income from this line of business. During 2010, additional focus has been directed to this area through staffing and streamlined processes to improve service and generate increased revenue from mortgage lending. Decreases in long-term mortgage rates have spurred an increase in refinancing activity. During late 2009 and early 2010, Mid Penn enhanced the mortgage origination process by adding resources and improving processing capabilities which have generated additional revenue in 2010. Noninterest income for the nine months ended September 30, 2009 was elevated because of the recognition of insurance proceeds due to the death of a former Director.

Noninterest Expenses

Noninterest expenses increased $122,000, or 2.9% during the third quarter of 2010, versus the same period in 2009. During the nine months ended September 30, 2010, noninterest expenses increased $234,000, or 1.9% versus the same period in 2009. The changes were primarily a result of the following components of noninterest expense:

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

	Three Months Ended September 30,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Salaries and employee benefits	$2,202	$2,102	$100	4.8%
FDIC Assessment	205	347	(142)	-40.9%
Loss on sale/write-down of foreclosed assets	128	40	88	220.0%
Other expenses	603	533	70	13.1%

	Nine Months Ended September 30,
(Dollars in Thousands)	2010	2009	$ Variance	% Variance
Salaries and employee benefits	$6,464	$6,224	$240	3.9%
Equipment expense	1,027	848	179	21.1%
Marketing and advertising expense	230	606	(376)	-62.0%
Loss on sale/write-down of foreclosed assets	248	76	172	226.3%

The positive variance in FDIC Assessment during the three months ended September 30, 2010, was driven by higher assessments charged in 2009 to all FDIC insured institutions. Other expenses have increased during the three months ended September 30, 2010, versus the same period in 2009 due to increased costs surrounding loan collection and workout efforts as the pool of nonperforming assets is actively managed. Salaries and employee benefits have shown a modest increase during both periods due to the hiring of experienced team members to bolster the credit administration functions and to add depth to the operations areas of Mid Penn. These necessary additions have been partially offset by savings in discretionary employee benefit plans during the same time period. Another negative variance during both periods was the write-down of foreclosed assets as the real estate values for these distressed properties continue to struggle in the current market. Equipment expense for the nine months ended September 30, 2010 was impacted by the opening in April 2009 of Mid Penn’s new operations facility in Halifax and the May 2010 opening of the relocated Derry Street facility in Harrisburg. These projects increased equipment expense, primarily depreciation costs, but provided much needed space for current operations, future growth, and enhanced community visibility. A positive variance for the nine months ended September 30, 2010, was the decrease in marketing and advertising expense. This is reflective of Mid Penn’s ongoing focus on spending only mission critical dollars.

Income Taxes

The provision for income taxes was $4,000 for the three months ended September 30, 2010, as compared to a benefit from income taxes of $93,000 in the same period last year. The benefit from income taxes in the three months ended September 30, 2009, resulted from lower net interest income and higher expenses for FDIC assessment and marketing and advertising expenses. The provision for income taxes for the nine months ended September 30, 2010 was $314,000, as compared to a benefit from income taxes during the same period of 2009 of $151,000. The tax benefit in 2009 was related to the reduced income stemming from the increased provision for loan and lease losses during the first nine months of 2009. The effective tax rate for the nine months ended September 30, 2010, was 13.5% compared to (13.6)% for the nine months ended September 30, 2009. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of ASC Topic 740, Income Taxes, no significant income tax uncertainties were identified; therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended September 30, 2010 and September 30, 2009. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first nine months of 2010, Mid Penn experienced a reduction in loans outstanding. Residential real estate loans have increased during the first nine months of 2010, aided by historically low long-term mortgage rates triggering a wave of refinancing activity. Balances in the other components of the loan portfolio have eroded through contractual payments, the refinancing of real estate secured debt by borrowers with equity in their properties, and the charge-off of nonperforming credits. Mid Penn experienced weaker loan demand during the first nine months of 2010 despite a desire to sensibly lend to support creditworthy existing, and new customers in our marketplace.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate, construction and land development	$250,757	53.4%	$253,878	52.8%
Commercial, industrial and agricultural	79,053	16.8%	85,795	17.9%
Real estate – residential	135,510	28.9%	128,522	26.8%
Consumer	4,172	0.9%	12,190	2.5%

	$469,492	100.0%	$480,385	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania. This region currently, and historically, has lower unemployment than the U.S. as a whole. This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends. At September 30, 2010 the unemployment rate for the Harrisburg/Carlisle area was 8.0% versus the national unemployment rate of 9.6%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first nine months of 2010, Mid Penn had net charge-offs of $1,596,000 as compared to net charge-offs of $359,000 during the same period of 2009. Loans charged off during the first nine months of 2010 were comprised of 11 residential real estate loans totaling $672,000, 5 commercial real estate loans totaling $506,000, and 2 land development loans representing $288,000 of the total. The remaining $234,000 was comprised primarily of various consumer loans. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Analysis of the Allowance for Loan and Lease Losses:

(Dollars in thousands)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Average total loans outstanding (net of unearned income)	$474,291	$457,057
Period ending total loans outstanding (net of unearned income)	$469,492	$484,709

Balance, beginning of period	$7,686	$5,505

Loans charged off during period	(1,700)	(437)
Recoveries of loans previously charged off	104	78

Net chargeoffs	(1,596)	(359)

Provision for loan and lease losses	2,060	2,520

Balance, end of period	$8,150	$7,666

Ratio of net loans charged off to average loans outstanding (annualized)	0.45%	0.11%

Ratio of allowance for loan losses to net loans at end of period	1.74%	1.58%

Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms. Mid Penn continues to monitor closely the financial strength of these borrowers. Mid Penn does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay. Mid Penn does not structure construction loans with interest reserve components. Mid Penn has not in the past performed any commercial real estate or other type loan workouts whereby an existing loan was restructured into multiple new loans. Also, Mid Penn does not extend loans at maturity due to the existence of guarantees, without recognizing the credit as impaired. While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

At September 30, 2010, total nonperforming loans amounted to $18,752,000, or 3.99% of loans and leases net of unearned income, as compared to levels of $15,241,000, or 3.17%, at December 31, 2009 and $9,699,000, or 2.00%, at September 30, 2009. Nonperforming loans were $18,763,000 at June 30, 2010.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Schedule of Nonperforming Assets:

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Nonperforming Assets:
Nonaccrual loans	$18,255	$14,933	$9,584
Loans renegotiated with borrowers	497	308	115

Total nonperforming loans	18,752	15,241	9,699

Foreclosed real estate	587	663	388

Total non-performing assets	19,339	15,904	10,087

Accruing loans 90 days or more past due	29	661	740

Total risk elements	$19,368	$16,565	$10,827

Nonperforming loans as a % of total loans outstanding	3.99%	3.17%	2.00%
Nonperforming assets as a % of total loans outstanding and other real estate	4.11%	3.31%	2.08%
Ratio of allowance for loan losses to nonperforming loans	43.46%	50.43%	79.04%

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

Schedule of Partially Charged Off Loans:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Period ending total loans outstanding (net of unearned income)	$469,492	$480,385
Allowance for loan and lease losses	8,150	7,686
Total Nonperforming loans	18,752	15,241
Nonperforming and impaired loans with partial charge-offs	7,732	7,963

Ratio of nonperforming loans with partial charge-offs to total loans	1.65%	1.66%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	41.23%	52.25%

Coverage ratio net of nonperforming loans with partial charge-offs	73.96%	105.61%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.76%	1.63%

Mid Penn has not experienced any additional charge-offs on loans for which a partial charge-off had originally been taken.

Mid Penn considers a commercial loan or commercial real estate loan to be impaired when it becomes 90 days or more past due and not in the process of collection. This methodology assumes the borrower cannot or will not continue to make additional payments. At that time the loan would be considered collateral dependent as the discounted cash flow (“DCF”) method indicates no operating income is available for evaluating the collateral position; therefore, all impaired loans are deemed to be collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis. Policies that govern the recommendation for charge-off are unique to the type of loan being considered. Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans. Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation. In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment. If the loan is secured, it will undergo a 90 day waiting period to ensure the collateral shortfall identified in the evaluation is accurate and then charged down by the specific allocation. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans. An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value. A specific allocation of allowance is made for any anticipated collateral shortfall and a 90 day waiting period begins to ensure the accuracy of the collateral shortfall. The loan is then charged down by the specific

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Mid Penn does not currently, or plan in the future to, use automated valuation methodologies as a method of valuing real estate collateral.

As of September 30, 2010, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $16,596,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $5,534,000 for which specific allocations totaling $2,670,000 have been included within the loan loss reserve for these loans. The remaining $11,062,000 of loans requires no specific allocation within the loan loss reserve. The $16,596,000 pool of impaired loan relationships is comprised of $8,881,000 in real estate secured commercial relationships and $7,715,000 in business relationships. There are specific allocations against the real estate secured pool totaling $1,028,000, of which $573,000 is with two commercial business relationships secured by the respective company’s real estate. The remaining $455,000 is spread among six relationships composed primarily of customers engaged in real estate investment activities. The group of impaired business relationships with specific allocations is made up of eight relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,642,000 has been set aside against these credits. Four manufacturing relationships account for $1,037,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $400,000 of the total pool

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $8,150,000 is adequate as of September 30, 2010.

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

Capital growth is achieved primarily by retaining more earnings than are paid out to shareholders. Shareholders’ equity increased during the nine months ended September 30, 2010 by $2,121,000 or 4.54%, from December 31, 2009. Capital was negatively impacted in 2009 by the net loss of

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Certain restrictions exist regarding the ability of the Bank to transfer funds to Mid Penn Bancorp, Inc. in the form of cash dividends, loans or advances. At September 30, 2010, none of the undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to Mid Penn as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of September 30, 2010, and December 31, 2009, as follows:

	Actual:		Minimum Capital Required:		Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Tier 1 Capital (to Average Assets)	$46,276	7.4%	$24,961	4.0%	$31,201	5.0%
Tier 1 Capital (to Risk Weighted Assets)	46,276	9.8%	18,830	4.0%	28,246	6.0%
Total Capital (to Risk Weighted Assets)	52,189	11.1%	37,661	8.0%	47,076	10.0%

As of December 31, 2009:
Tier 1 Capital (to Average Assets)	$44,434	7.4%	$23,913	4.0%	$29,892	5.0%
Tier 1 Capital (to Risk Weighted Assets)	44,434	9.2%	19,329	4.0%	28,993	6.0%
Total Capital (to Risk Weighted Assets)	50,496	10.4%	38,658	8.0%	48,322	10.0%

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2010, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the quarter ended September 30, 2010, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

•

Exhibit 3(iii) – The Registrant’s Amended and Restated By-laws (Incorporated by reference to Exhibit 3(iii) to Registrant’s Quarterly Report on form 10-Q filed with the Securities and Exchange Commission on August 25, 2010.)

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

Date: November 9, 2010

By	/S/ KEVIN W. LAUDENSLAGER
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date: November 9, 2010