Form 10-K
period 2010-12-31
MID PENN BANCORP INC
filed 2011-03-21
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $9.14 per share, as reported by NASDAQ, on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $31,805,189.

As of February 15, 2011, the registrant had 3,479,780 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one-bank holding company, incorporated in the Commonwealth of Pennsylvania in August 1991. Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.” On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the Bank became a wholly owned subsidiary of Mid Penn. Mid Penn’s other wholly owned subsidiaries are Mid Penn Insurance Services, LLC, which provides a range of personal and investment insurance products, and Mid Penn Investment Corporation, which engaged in investing activities. Mid Penn’s primary business is to supervise and coordinate the business of its subsidiaries and to provide them with capital and resources.

A decision was made to close the Mid Penn Investment Corporation, effective August 31, 2010 due to lack of activity within the subsidiary.

Mid Penn Insurance Services, LLC provides title insurance. Due to the lack of activity within this subsidiary, the decision was made to exit this line of business effective December 31, 2009.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment. At December 31, 2010, Mid Penn had total consolidated assets of $637,457,000, total deposits of $554,982,000, and total shareholders’ equity of $48,201,000.

As of December 31, 2010, Mid Penn Bancorp, Inc. did not own or lease any properties. Mid Penn Bank owns the banking offices as identified in Item 2.

All Mid Penn employees are employed by Mid Penn Bank. At December 31, 2010, the Bank had 158 full-time and 26 part-time employees. The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

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

Business Strategy

The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services. These services are provided to small and middle-market businesses, high net worth individuals, and retail consumers through 14 full service banking facilities. The Bank seeks to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. Mid Penn believes that an emphasis on local relationship building, together with its conservative approach to lending, are important factors in the success and growth of Mid Penn.

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

MID PENN BANCORP, INC.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2010, the Bank’s highest concentration of credit is in Commercial Real Estate. Most of the Bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, western Schuylkill, and eastern Cumberland Counties.

Investment Activities

Mid Penn’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets, while maintaining asset quality, which provides the necessary balance sheet liquidity for Mid Penn. Mid Penn does not have any significant concentrations within investment securities.

Mid Penn’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at fair value. Mid Penn’s investments include US Treasury, agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment changes, Mid Penn’s fair value of existing securities will change. This difference in value, or unrealized gain, amounted to $266,000, as of December 31, 2010. A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no loss to the Bank.

For additional information with respect to Mid Penn’s business activities, see Part II, Item 7 of this report, which is incorporated herein by reference.

Sources of Funds

The Bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, reverse repurchase agreements with investment banks and overnight borrowings from the Bank’s customers and correspondent bank. All borrowings, except for the line of credit with the Bank’s correspondent bank, require collateral in the form of loans or securities. Collateral levels, therefore, limit borrowings and the available lines of credit extended by the Bank’s creditors. As a result, deposits remain key to the future funding and growth of the business. Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies. This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

Competition

The banking business is highly competitive, and the profitability of Mid Penn depends principally upon the Bank’s ability to compete in its market area. The Bank actively competes with other financial services companies for deposit, loan, and trust business. Competitors include other commercial banks, savings banks, savings and loan associations, insurance companies, securities brokerage firms, credit unions, finance companies, mutual funds, and money market funds. Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

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

Mid Penn has been able to compete effectively with other financial institutions by emphasizing customer service. Mid Penn’s customer service model is based on convenient hours, efficient and friendly employees, local decision making, and quality products. The Gramm-Leach-Bliley Act (see discussion below), which breaks down many barriers between the banking, securities and insurance industries, may significantly affect the competitive environment in which Mid Penn operates.

MID PENN BANCORP, INC.

The growth of mutual funds over the past two decades has made it increasingly difficult for financial institutions to attract deposits. The continued flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, and a generally strong economy, have, until recently, fueled high returns for these investments, in particular, certain equity funds. The recent economic turmoil has negatively impacted the returns on many of these investments and impacted the manner in which investors distribute their funds across investment alternatives. The safety of traditional bank products has recently become an attractive option during this period of market volatility. Mid Penn’s ability to attract funds in the future will be impacted by the public’s appetite for the safety of insured or local investments versus the returns offered by alternative choices as part of their personal investment mix.

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

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank. Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission and the Federal Reserve Board, and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation (“FDIC”). The following descriptions of and references to applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on Mid Penn or the Bank. They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

The capital ratios of Mid Penn and the Bank are described in Note 17 to Mid Penn’s Consolidated Financial Statements, which are incorporated herein by reference.

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

MID PENN BANCORP, INC.

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

On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, Mid Penn’s prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $2,719,000 at December 31, 2009. At December 31, 2010 the prepaid asset was $1,878,000.

Beginning with the second quarter of 2011, as mandated by the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC will use to calculate assessment premiums will be a bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low of 2.5 basis points through a high of 45 basis points, per $100 of assets; however, the dollar amount of total actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas begin in the second quarter of 2011, but do not affect the Bank. Under the Dodd-Fank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

Recent Legislation Affecting the Financial Services Industry

The Dodd-Frank Act, which became law in July 2010, significantly changes regulation of financial institutions and the financial services industry, including: creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing certain trust preferred securities from qualifying as Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve Board the power to regulate debit card interchange fees; and implementing corporate governance changes. Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including Mid Penn, at this time.

It is difficult to predict at this time the specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is presently unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

MID PENN BANCORP, INC.

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

Mid Penn is subject to lending risk

As of December 31, 2010, approximately 69.0% of Mid Penn’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because Mid Penn’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

Competition from other financial institutions may adversely affect Mid Penn’s profitability

Mid Penn’s banking subsidiary faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of Mid Penn’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition, and more convenient branch locations. These competitors may offer higher interest rates than Mid Penn, which could decrease the deposits that Mid Penn attracts or require Mid Penn to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect Mid Penn’s ability to generate the funds necessary for lending operations. As a result, Mid Penn may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

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

MID PENN BANCORP, INC.

Mid Penn’s controls and procedures may fail or be circumvented

Management periodically reviews and updates Mid Penn’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Mid Penn’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Mid Penn’s business, results of operations, and financial condition.

Mid Penn’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

Mid Penn is a bank holding company and its operations are conducted by its subsidiaries. Its ability to pay dividends depends on its receipt of dividends from its subsidiaries. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits, and retained earnings, imposed by the various banking regulatory agencies. The ability of Mid Penn’s subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that Mid Penn’s subsidiaries will be able to pay dividends in the future or that Mid Penn will generate adequate cash flow to pay dividends in the future. Federal Reserve Board policy, which applies to Mid Penn as a registered bank holding company, also provides that dividends by bank holding companies should generally be paid out of current earnings looking back over a one-year period. Mid Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

The trading volume in Mid Penn’s common stock is less than that of other larger financial services companies

Mid Penn’s common stock is listed for trading on NASDAQ; the trading volume in its common stock, however, is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of Mid Penn’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which Mid Penn has no control. Given the lower trading volume of Mid Penn’s common stock, significant sales of Mid Penn’s common stock, or the expectation of these sales, could cause Mid Penn’s stock price to fall.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. The recently enacted Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Bank, and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans

MID PENN BANCORP, INC.

and limit an institution’s ability to foreclose on mortgage collateral. These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor. Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting many aspects of our operations, including capital levels, lending and funding practices, and liquidity standards. New laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations, and may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

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

Current levels of market volatility are unprecedented and may have materially adverse effects on our liquidity and financial condition

The capital and credit markets have been experiencing extreme volatility and disruption for more than two years. In some cases, the markets have exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition, and profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

Property Location	Description of Property	Property Location	Description of Property
Main Office		Lykens Office
349 Union Street	Main Bank Office	550 Main Street	Branch Office
Millersburg, PA 17061		Lykens, PA 17048

Elizabethville Office		Allentown Boulevard Office
4642 State Route 209	Branch Office	5500 Allentown Boulevard	Branch Office
Elizabethville, PA 17023		Harrisburg, PA 17112

Dalmatia Office		Market Square Office
132 School House Road	Branch Office	17 N. Second Street	Branch Office
Dalmatia, PA 17017		Harrisburg, PA 17101

Carlisle Pike Office		Steelton Office
4622 Carlisle Pike	Branch Office	51 South Front Street	Branch Office
Mechanicsburg, PA 17050		Steelton, PA 17113

Derry Street Office		Middletown Office
4509 Derry Street	Branch Office	1100 Spring Garden Drive	Branch Office
Harrisburg, PA 17111		Middletown, PA 17057

Front Street Office		Camp Hill Office
2615 North Front Street	Branch Office	2101 Market Street	Branch Office
Harrisburg, PA 17110		Camp Hill, PA 17011

Tower City Office		Operations Center
545 East Grand Avenue	Branch Office	894 N. River Road	Operations Center
Tower City, PA 17980		Halifax, PA 17032

Dauphin Office		Derry Street
1001 Peters Mountain Road	Branch Office	Administrative Office	Administrative Office
Dauphin, PA 17018		4098 Derry Street
Harrisburg, PA 17111

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

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2010	$10.60	$9.05	$—
June 30, 2010	10.60	9.10	—
September 30, 2010	9.81	5.93	—
December 31, 2010	8.00	6.35	—
March 31, 2009	$22.00	$17.36	$0.20
June 30, 2009	24.00	15.80	0.16
September 30, 2009	17.99	14.00	0.16
December 31, 2009	15.06	9.75	—

Transfer Agent: Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016. Phone: 1-800-368-5948.

Number of Shareholders: As of February 15, 2010, there were approximately 1,486 shareholders of record of Mid Penn’s common stock.

Dividends: There were no quarterly cash dividends paid during 2010. Quarterly cash dividends of $0.52 in the aggregate were paid during 2009. The quarterly dividend payment was suspended during the fourth quarter of 2009 consistent with the Federal Reserve Board policy that dividend payouts should not exceed net income for the previous four quarters, net of dividends previously paid during that period. On January 26, 2011, Mid Penn declared a cash dividend of $0.05 per common share, payable on February 28, 2011 to shareholders of record as of February 9, 2011.

Dividend Reinvestment and Stock Purchases: Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee. Voluntary cash contributions may also be made under the Plan. For additional information about the Plan, contact the Transfer Agent.

Annual Meeting: The Annual Meeting of the Shareholders of Mid Penn will be held at 10:00 a.m. on Tuesday, May 3, 2011, at 349 Union Street, Millersburg, Pennsylvania.

Accounting, Auditing and Internal Control Complaints: Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn’s website: www.midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

	Period Ending
Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Mid Penn Bancorp, Inc.	100.00	108.41	123.89	99.91	50.54	36.84
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
Mid-Atlantic Custom Peer Group*	100.00	102.72	96.00	76.83	71.93	79.07

*	Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Source : SNL Financial LC, Charlottesville, VA

© 2011

www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is attached to this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)

	2010	2009	2008	2007	2006
INCOME:
Total Interest Income	$30,148	$31,336	$31,856	$31,444	$28,214
Total Interest Expense	10,642	13,304	14,890	15,339	12,732
Net Interest Income	19,506	18,032	16,966	16,105	15,482
Provision for Loan and Lease Losses	2,635	9,520	1,230	925	735
Noninterest Income	3,414	3,656	3,682	3,481	3,028
Noninterest Expense	17,121	16,671	14,726	12,596	11,263
Income (Loss) Before Provision for (Benefit from) Income Taxes	3,164	(4,503)	4,692	6,065	6,512
Provision for (Benefit from) Income Taxes	416	(2,208)	1,104	1,394	1,624
Net Income (Loss)	2,748	(2,295)	3,588	4,671	4,888
Preferred Stock Dividends and Discount Accretion	514	514	16	—	—
Net Income (Loss) Available to Common Shareholders	2,234	(2,809)	3,572	4,671	4,888
COMMON STOCK DATA PER SHARE:
Earnings (Loss) Per Common Share (Basic)	$0.64	$(0.81)	$1.03	$1.34	$1.39
Earnings (Loss) Per Common Share (Fully Diluted)	0.64	(0.81)	1.03	1.34	1.39
Cash Dividends	—	0.52	0.80	0.80	0.80
Book Value Per Share	10.98	10.55	11.75	11.56	11.12
AVERAGE SHARES OUTSTANDING (BASIC)	3,479,780	3,479,780	3,483,097	3,497,806	3,514,820
AVERAGE SHARES OUTSTANDING (FULLY DILUTED)	3,479,780	3,479,780	3,483,153	3,497,806	3,514,820
AT YEAR-END:
Investments	$70,702	$47,345	$52,739	$50,250	$57,261
Loans and Leases, Net of Unearned Discount	467,735	480,385	434,643	377,128	358,612
Allowance for Loan and Lease Losses	7,061	7,686	5,505	4,790	4,187
Total Assets	637,457	606,010	572,999	509,757	491,694
Total Deposits	554,982	500,015	436,824	372,817	364,226
Short-term Borrowings	1,561	16,044	23,977	37,349	24,275
Long-term Debt	27,883	38,057	55,223	54,581	59,713
Shareholders’ Equity	48,201	46,704	50,890	40,444	39,085
RATIOS:
Return on Average Assets	0.44%	-0.39%	0.67%	0.94%	1.08%
Return on Average Shareholders’ Equity	5.71%	-4.43%	8.87%	11.84%	12.93%
Cash Dividend Payout Ratio	0.00%	-64.40%	77.67%	59.70%	54.79%
Allowance for Loan and Lease Losses to Loans and Leases	1.51%	1.60%	1.27%	1.27%	1.17%
Average Shareholders’ Equity to Average Assets	7.73%	8.88%	7.55%	7.82%	8.34%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Mid Penn recorded net income available to common shareholders of $2,234,000 for the year 2010, compared to a net loss available to common shareholders of ($2,809,000) in 2009, which was an increase of $5,043,000 or 179.5%. This represents net income in 2010 of $0.64 per common share compared to a net loss of ($0.81) per common share in 2009, and $1.03 per common share in 2008.

Total assets of Mid Penn continued to grow in 2010, reaching $637,457,000, an increase of $31,447,000, or 5.2% over $606,010,000 at year-end 2009. The majority of growth came from increases in investments and time deposits in other financial institutions. These increases were funded primarily through growth in deposits.

Mid Penn’s return on average shareholders’ equity, (ROE), a widely recognized performance indicator in the financial industry, was 5.71% in 2010, (4.43%) in 2009, and 8.87% in 2008. Return on average assets (ROA), another performance indicator, was 0.44% in 2010, (0.39%) in 2009, and 0.67% in 2008.

Mid Penn’s performance during 2010 was a dramatic improvement over the results reported in 2009. This improvement was the result of reduced loan charge-offs and provision for loan and lease losses, improving cost of funds, and a continuing focus on spending only mission-critical dollars throughout 2010.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Net charge-offs decreased from $7,339,000 in 2009 to $3,260,000 during 2010. While this level is still historically high, the reduction from 2009 allowed for a reduced provision for loan and lease losses from $9,520,000 in 2009 to $2,635,000 in 2010. The recession and problems in the commercial real estate sector of the economy continued to negatively impact a number of loans in the portfolio, causing continued elevation in the level of nonperforming loans. Further discussion of these issues can be found in the Provision for Loan and Lease Losses section below.

Net interest margin improved to 3.47% in 2010 from 3.42% in 2009. This improvement was driven by a 73 basis point improvement in the rate on supporting liabilities from 2.81% in 2009 to 2.08% in 2010. This improvement allowed average interest spread to increase to 3.20% from 3.01% in 2009 and net interest income on a tax equivalent basis to increase from $18,980,000 in 2009 to $20,468,000 in 2010. This increase was achieved in spite of the substantial pool of nonperforming loans being carried on the balance sheet. The amount of interest income lost on this pool of troubled loans in 2010 amounted to $1,116,000. Further discussion of net interest margin can be found in the Net Interest Income section below.

FDIC insurance premiums decreased in 2010 from 2009, however, this expense remains at historically high levels as the FDIC continues its efforts to restore the Deposit Insurance Fund and keep it solvent to handle future bank failures should they occur. In addition to high deposit insurance premiums, the increasing regulatory and compliance burden necessitated the hiring of a dedicated compliance officer in 2010 to ensure Mid Penn’s continued compliance with current and anticipated future regulatory changes. Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges on electronic transactions, which has resulted in a reduction in NSF revenue.

In addition to the interest lost on nonperforming loans, this pool of troubled assets increases Mid Penn’s costs associated with the management and collection of this pool of assets. During 2010, the expenses associated with the increased collection and management efforts on troubled assets were $307,000 as compared to $124,000 in 2009. Additionally, the losses on sale or write-down of foreclosed assets were $283,000 in 2010 as compared to $110,000 in 2009. This is reflective of the continuing weak real estate market and the overall economic slowness.

The continued soft economy also contributed to the reduction in loans outstanding during 2010. Balances in the components of the loan portfolio have eroded through contractual payments, the refinancing of real estate secured debt by borrowers with equity in their properties, and the charge-off of nonperforming credits. Mid Penn experienced weaker loan demand during 2010 despite a desire to sensibly lend to support creditworthy existing and new customers in the marketplace.

Mid Penn’s fundamental operating performance in 2010 was sound despite these issues and the general economic conditions and credit crisis issues experienced by the banking industry as a whole.

The Bank’s tier one capital (to risk weighted assets) of $46,799,000 or 10.2% and total capital (to risk weighted assets) of $52,553,000 or 11.5% at December 31, 2010, are above the regulatory requirements, which is 4% for tier one capital and 8% for total capital. Tier one capital consists primarily of the Bank’s shareholders’ equity. Total capital includes qualifying subordinated debt, if any, and the allowance for loan and lease losses, within permitted limits. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

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

Management of the Corporation considers the accounting judgments relating to the allowance for loan and lease losses, the evaluation of the Corporation’s investment securities for other-than-temporary impairment, and the assessment of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2010. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.

Net Interest Income

Net interest income, Mid Penn’s primary source of revenue, represents the difference between interest income and interest expense. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 1: AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)
	December 31, 2010			December 31, 2009			December 31, 2008
	Average Balance	Interest	Average Rates	Average Balance	Interest	Average Rates	Average Balance	Interest	Average Rates
ASSETS:
Interest Earning Balances	$45,244	$818	1.81%	$41,925	$1,460	3.48%	$54,804	$2,499	4.56%
Investment Securities:
Taxable	31,981	800	2.50%	18,829	665	3.53%	19,870	831	4.18%
Tax-Exempt	26,254	1,679	6.40%	25,188	1,774	7.04%	27,287	1,895	6.94%

Total Securities	58,235			44,017			47,157

Federal Funds Sold	9,222	25	0.27%	279	1	0.30%	—	—	—
Loans and Leases, Net:
Taxable	455,927	26,660	5.85%	446,649	27,370	6.13%	394,674	26,713	6.77%
Tax-Exempt	16,655	1,128	6.77%	17,504	1,013	5.79%	8,994	648	7.20%

Total Loans and Leases, Net	472,582			464,153			403,668
Restricted Investment in Bank Stocks	3,995	—	0.00%	3,929	1	0.03%	3,657	134	3.66%

Total Earning Assets	589,278	31,110	5.28%	554,303	32,284	5.82%	509,286	32,720	6.42%

Cash and Due from Banks	7,466			6,795			7,745
Other Assets	26,330			22,071			21,326

Total Assets	$623,074			$583,169			$538,357

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$48,024	69	0.14%	$38,198	33	0.09%	$36,551	108	0.30%
Money Market	163,415	2,357	1.44%	87,427	1,383	1.58%	69,251	1,456	2.10%
Savings	26,585	16	0.06%	26,241	17	0.06%	25,607	65	0.25%
Time	239,761	6,877	2.87%	255,123	9,293	3.64%	230,773	9,903	4.29%
Short-term Borrowings	3,798	18	0.47%	19,715	112	0.57%	29,144	608	2.09%
Long-term Debt	28,860	1,305	4.52%	47,241	2,466	5.22%	52,843	2,750	5.20%

Total Interest Bearing Liabilities	510,443	10,642	2.08%	473,945	13,304	2.81%	444,169	14,890	3.35%

Demand Deposits	58,480			51,464			47,274
Other Liabilities	6,010			5,985			6,456
Shareholders’ Equity	48,141			51,775			40,458

Total Liabilities and Shareholders’ Equity	$623,074			$583,169			$538,357

Net Interest Income		$20,468			$18,980			$17,830

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.28%			5.82%			6.42%
Rate on Supporting Liabilities			2.08%			2.81%			3.35%
Average Interest Spread			3.20%			3.01%			3.07%
Net Interest Margin			3.47%			3.42%			3.50%

Interest and average rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%. For purposes of calculating loan yields, average loan balances include nonaccrual loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Loan fees of $710,000, $683,000, and $637,000 are included with interest income in Table 1 for the years 2010, 2009 and 2008, respectively.

TABLE 2: VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Dollars in thousands)	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
Taxable Equivalent Basis	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$116	$(758)	$(642)	$(587)	$(452)	$(1,039)
Investment Securities:
Taxable	465	(330)	135	(44)	(122)	(166)
Tax-Exempt	75	(170)	(95)	(146)	25	(121)

Total Investment Securities	540	(500)	40	(190)	(97)	(287)
Federal Funds Sold	27	(3)	24	1	—	1
Loans and Leases, Net	519	(1,114)	(595)	4,703	(3,681)	1,022
Restricted Investment Bank Stocks	0	(1)	(1)	10	(143)	(133)

Total Interest Income	1,202	(2,376)	(1,174)	3,937	(4,373)	(436)

INTEREST EXPENSE:
Interest Bearing Deposits:
NOW	8	28	36	5	(80)	(75)
Money Market	1,202	(228)	974	382	(455)	(73)
Savings	0	(1)	(1)	2	(50)	(48)
Time	(560)	(1,856)	(2,416)	1,045	(1,655)	(610)

Total Interest Bearing Deposits	650	(2,057)	(1,407)	1,434	(2,240)	(806)
Short-term Borrowings	(90)	(4)	(94)	(197)	(299)	(496)
Long-term Debt	(959)	(202)	(1,161)	(292)	8	(284)

Total Interest Expense	(400)	(2,262)	(2,662)	945	(2,531)	(1,586)

NET INTEREST INCOME	$1,601	$(113)	$1,488	$2,992	$(1,842)	$1,150

The effect of changing volume and rate has been allocated entirely to the rate column. Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

During 2010, net interest income increased $1,488,000 or 7.8%, as compared to an increase of $1,150,000 or 6.4% in 2009. The average balances, effective interest differential, and interest yields for the years ended December 31, 2010, 2009, and 2008 and the components of net interest income, are presented in Table 1. A comparative presentation of the changes in net interest income for 2010 compared to 2009, and 2009 compared to 2008, is provided in Table 2. This analysis indicates the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets decreased to 5.28% in 2010 from 5.82% in 2009. The yield on earning assets for 2008 was 6.42%. The change in the yield on earning assets was due primarily to changes in market interest rates and extreme rate competition within our market. The average “prime rate” for 2010 and 2009 was 3.25% as compared to 5.21% for 2008. The yield on earning assets is also negatively impacted by the loss of interest on nonperforming loans. During 2010, this loss of interest amounted to $1,116,000. Had this interest been included in Mid Penn’s earnings, the yield on earning assets would have increased 0.19%.

Interest expense decreased by $2,662,000, or 20.0%, in 2010 as compared to a decrease of $1,586,000, or 10.7%, in 2009. The cost of interest bearing liabilities decreased to 2.08% in 2010 from 2.81% in 2009. The cost of interest bearing liabilities for 2008 was 3.35%. The reduction in cost of interest bearing liabilities was due to changes in market interest rates and Mid Penn’s ability to reduce the rates on Money Market accounts and Certificates of Deposit. The reduction in market interest rates also had a positive impact on Mid Penn’s cost for short-term borrowings.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Net interest margin, on a tax equivalent basis, influenced by the increase in nonaccrual loans in 2010, was 3.47% compared to 3.42% in 2009 and 3.50% in 2008. The interest rate impact of earning assets and funding sources due to changes in interest rates can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank’s portfolios, may significantly change the estimates used in the simulation models. In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank. Management continues to monitor the net interest margin closely.

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

During 2010, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2009 to December 31, 2010. For the year ended December 31, 2010, the provision for loan and lease losses was $2,635,000, as compared to $9,520,000 for the year ended December 31, 2009.

For the year ended December 31, 2010, Mid Penn had net charge-offs of $3,260,000 as compared to net charge-offs of $7,339,000 during the year ended December 31, 2009. Loans charged off during 2010 were comprised of 19 residential real estate loans totaling $858,000, 8 commercial real estate loans totaling $1,079,000, and 3 land development loans representing $334,000 of the total. In addition, 7 commercial and industrial loans totaling $787,000 and 1 lease in the amount of $230,000 were charged off during 2010. The remaining $146,000 was comprised primarily of various consumer loans. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Following its model for loan and lease loss allowance adequacy, management recorded a $2,635,000 provision in 2010, as well as a provision of $9,520,000 in 2009, and $1,230,000 in 2008. The allowance for loan and lease losses as a percentage of total loans was 1.51% at December 31, 2010, compared to 1.60% at December 31, 2009 and 1.27% at December 31, 2008, which has been higher than that of peer financial institutions due to Mid Penn’s higher level of loans to finance commercial real estate. A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 3: ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)		Years ended December 31,
	2010	2009	2008	2007	2006
Balance, beginning of year	$7,686	$5,505	$4,790	$4,187	$3,704
Loans and leases charged off:
Commercial real estate, construction and land development	1,413	2,841	384	—	17
Commercial, industrial and agricultural	787	4,158	70	100	158
Real estate - residential	858	115	—	—	—
Consumer	146	209	188	231	134
Leases	230	108	5	129	—

Total loans and leases charged off	3,434	7,431	647	460	309

Recoveries on loans and leases previously charged off:
Commercial real estate, construction and land development	21	—	1	—	—
Commercial, industrial and agricultural	3	16	20	5	3
Real estate - residential	70	—	—	—	—
Consumer	80	76	111	49	54
Leases	—	—	—	84	—

Total loans and leases recovered	174	92	132	138	57

Net charge-offs	3,260	7,339	515	322	252

Provision for loan and lease losses	2,635	9,520	1,230	925	735

Balance, end of year	$7,061	$7,686	$5,505	$4,790	$4,187

		Years ended December 31,
	2010	2009	2008	2007	2006
Ratio of net charge-offs during the year to average loans and leases outstanding during the year, net of unearned discount	0.69%	1.58%	0.13%	0.09%	0.08%

Allowance for loan and lease losses as a percentage of total loans and leases at December 31	1.51%	1.60%	1.27%	1.27%	1.17%

Allowance for loan and lease losses as a percentage of non-performing assets at December 31	35.05%	48.33%	96.92%	97.68%	290.97%

Noninterest Income

A summary of the major components of noninterest income for the years ended December 31, 2010, 2009, and 2008 is found in Table 4. During 2010, Mid Penn earned $3,414,000 in noninterest income, compared to $3,656,000 earned in 2009 and $3,682,000 earned in 2008.

Service charges on deposit accounts amounted to $1,139,000 for 2010, a decrease of $340,000 or 23.0% compared to $1,479,000 for 2009, which was a decrease of $175,000 or 10.6% below 2008. The decrease in service charges in 2010 occurred in spite of general growth in transaction accounts during 2010. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. In addition to this behavioral change, Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges on electronic transactions, which has resulted in a reduction in NSF revenue.

Helping to offset this reduction in revenue is the increase in mortgage banking income during the year ended December 31, 2010 versus the same period in 2009. Historically low long-term mortgage rates triggered a wave of refinancing activity, improving fee income from this line of

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

business. During 2010, additional focus has been directed to this area through staffing and streamlined processes to improve service and generate increased revenue from mortgage lending. During late 2009 and early 2010, Mid Penn enhanced the mortgage origination process by adding resources and improving processing capabilities which have generated additional revenue in 2010.

Mid Penn owns cash surrender value of life insurance policies on its directors. The income on these policies amounted to $270,000 during the year 2010, $280,000 in 2009, and $267,000 in 2008. In addition to the income on these life insurance policies, Mid Penn recognized a gain on life insurance proceeds in 2009 of $158,000 from the death of a retired director in February 2009.

Trust department income for 2010 was $200,000, a $43,000 or 17.7% decrease from $243,000 in 2009, which was a $70,000 or 22.4% decrease from $313,000 in 2008. Trust Department income can fluctuate from year to year, due to the number of estates settled during the year.

Mid Penn also earned $230,000 in 2010, $173,000 in 2009, and $175,000 in 2008 in fees from the third-party seller of investments whose services the Bank has contracted.

Other income amounted to $603,000 in 2010, $730,000 in 2009, and $722,000 in 2008.

TABLE 4: NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Trust department income	$200	$243	$313
Service charges on deposits	1,139	1,479	1,654
Investment securities gains, net	—	—	9
Earnings from cash surrender value of life insurance	270	280	267
Gain on life insurance proceeds	—	158	—
Mortgage banking income	423	124	78
Merchant services revenue	141	128	89
ATM debit card interchange income	408	341	375
Retail investment revenue	230	173	175
Other income	603	730	722

Total Noninterest Income	$3,414	$3,656	$3,682

Noninterest Expense

A summary of the major components of noninterest expense for the years ended December 31, 2010, 2009, and 2008 is reflected in Table 5. Noninterest expense increased to $17,121,000 in 2010 from $16,671,000 in 2009 and $14,726,000 in 2008.

The major component of noninterest expense is salaries and employee benefits. Increases in the 2010 workforce primarily included additions to loan and deposit support functions within the Corporation, in order to provide enhanced controls and to support future growth. The escalating compliance and regulatory burden experienced by banks throughout the industry necessitated the hiring of dedicated compliance staff as well as dedicating resources from support areas throughout the Corporation to complying with the expanding regulatory changes. Mid Penn also recognized in 2010 a full year of salary and employee benefits expense from the 2009 additions within the support functions throughout the Corporation to enhance controls and support future growth. In addition, commission-based compensation paid to mortgage originators and retail investment representatives increased $155,000 from 2009 levels.

FDIC insurance expense eased slightly in 2010, closing the year at $897,000 as compared to $1,163,000 during 2009. The historically high levels of FDIC insurance expense during 2009 and 2010 stem from the escalation in Deposit Insurance premiums assessed by the FDIC on all its member banks to restore the Deposit Insurance Fund and keep it solvent to handle future bank failures should they occur. Included in the 2009 expense line is a special assessment of $265,000, levied on all FDIC member banks in June of 2009 to aid in the restoration of the Insurance Fund.

Occupancy and equipment expenses also increased in 2010 primarily in connection with the construction of a new banking office on Derry Street in Harrisburg, PA. This new facility allowed for the relocation of the existing banking office on Derry Street to a nearby location with improved visibility and customer access.

Legal and professional expenses decreased in 2010 to $529,000 from $814,000 in 2009. During 2009, Mid Penn incurred increased legal fees associated with its loan workout efforts. The increase was also driven by ongoing projects within the technology area to implement enhanced efficiencies within the support areas and enhance Mid Penn’s ability to offer new products and services in the upcoming year. While loan

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

workout efforts continued at historically high levels in 2010, the technology projects have moved to the implementation phases, allowing for a reduction in professional expenses.

Marketing and advertising expense decreased from $679,000 in 2009 to $299,000 in 2010, which is reflective of Mid Penn’s ongoing focus on spending only mission-critical dollars.

Computer expense increased from $393,000 in 2009 to $578,000 in 2010. Mid Penn has been making significant enhancements to technology platforms to enhance efficiencies within the support departments and enable updated products and services to customers. These charges reflect the ongoing service contracts for these enhancements.

Internet banking expense increased to $138,000 in 2010 from $88,000 in 2009. A major focus throughout 2010 was the implementation of an enhanced website and internet banking platform. The cost of providing enhanced functionality is reflected in this line item and is part of Mid Penn’s efforts to provide a robust suite of technology-related products and services to the marketplace.

The final significant item was the loss on sale or write-down on foreclosed assets of $283,000 in 2010 and $110,000 in 2009. This item resulted from Mid Penn’s ongoing analysis of the carrying values of repossessed properties and the adjustment of their values to current market rates in the face of the overall decline in real estate values plaguing the real estate market.

TABLE 5: NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2010	2009	2008
Salaries and employee benefits	$8,760	$8,173	$7,197
Severance expense	—	—	478
Occupancy expense, net	916	844	967
Equipment expense	1,361	1,170	870
Pennsylvania Bank Shares tax expense	443	366	315
Legal and Professional fees	529	814	769
Marketing and advertising expense	299	679	525
ATM debit card processing expense	122	126	169
Director fees and benefits expense	304	293	354
Computer expense	578	393	319
Telephone expense	362	344	193
Stationery and supplies expense	156	151	242
Postage expense	172	156	162
Meals, travel, and lodging expense	211	200	146
Contributions expense	35	77	134
Internet banking expense	138	88	112
Courier expense	60	96	112
Intangible amortization	65	65	66
Correspondent service charge expense	87	95	90
FDIC Assessment	897	1,163	116
Loss / write-down on sale of foreclosed assets	283	110	281
Other expenses	1,343	1,268	1,109

Total Noninterest Expense	$17,121	$16,671	$14,726

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

As of December 31, 2010, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $176,000 (unrealized gain on securities of $266,000 less estimated income tax expense of $90,000). At December 31, 2009, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $817,000 (unrealized gain on securities of $1,238,000 less estimated income tax

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

expense of $421,000) compared to a December 31, 2008 increase in the unrealized gain included in other comprehensive income of $553,000 (unrealized gain on securities of $837,000 less estimated income tax expense of $284,000). Mid Penn does not have any significant concentrations within investment securities. Table 6 provides a summary of our available for sale investment securities.

TABLE 6: FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2010	2009	2008
U.S. Treasury and U.S. government agencies	$17,394	$15,700	$23,086
Mortgage-backed U.S. government agencies	25,387	4,619	4,173
State and political subdivision obligations	27,678	26,781	25,244
Equity securities	243	245	236

	$70,702	$47,345	$52,739

Maturity and yield information relating to the investment portfolio is shown in Table 7.

TABLE 7: INVESTMENT MATURITY AND YIELD

(Dollars in thousands) As of December 31, 2010	One Year and Less	After One Year thru Five Years	After Five Years thru Ten Years	After Ten Years	Total
U.S. Treasury and U.S. government agencies	$7,549	$3,120	$6,725	$—	$17,394
Mortgage-backed U.S. government agencies	2,120	18,669	17	4,581	25,387
State and political subdivision obligations	276	3,438	9,289	14,675	27,678
Equity securities	—	—	—	243	243

	$9,945	$25,227	$16,031	$19,499	$70,702

		After One	After Five
	One Year and Less	Year thru Five Years	Years thru Ten Years	After Ten Years	Total
Weighted Average Yields
U.S. Treasury and U.S. government agencies	1.90%	2.09%	3.62%	—	2.60%
Mortgage-backed U.S. government agencies	1.27%	2.31%	3.10%	4.52%	2.62%
State and political subdivision obligations (FTE)	7.33%	6.65%	6.32%	6.42%	6.42%
Equity securities	—	—	—	5.03%	5.03%

	1.92%	2.87%	5.18%	5.96%	4.11%

Loans

At December 31, 2010, loans and leases totaled $467,735,000; a $12,650,000 or 2.6% decrease from December 31, 2009. During 2010, Mid Penn experienced a net decrease in commercial real estate and commercial/industrial loans of approximately $16,463,000. This decrease was the result of a shortage of qualified borrowers seeking credit during 2010. The lower demand levels within the markets Mid Penn serves created a situation in which new originations were unable to keep pace with the normal loan paydowns within the portfolio.

At December 31, 2010, loans, net of unearned income, represented 78.3% of earning assets as compared to 84.8% on December 31, 2009, and 80.2% on December 31, 2008.

The Bank’s loan portfolio is diversified among individuals, farmers, and small and medium-sized businesses generally located within the Bank’s trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County. Commercial real estate, construction and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial and agricultural loans are made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no concentration of credit to any one borrower. The Bank’s highest concentration of credit is in Commercial Real Estate financings.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A distribution of the Bank’s loan portfolio according to major loan classification is shown in Table 8.

TABLE 8: LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, construction and land development	$252,915	54.0	$253,878	52.8	$234,762	53.9	$197,192	52.1	$191,420	53.1
Commercial, industrial and agricultural	70,295	15.0	85,795	17.8	71,385	16.4	65,421	17.3	60,566	16.8
Real estate - residential	136,048	29.1	128,522	26.7	118,547	27.2	106,141	28.0	98,323	27.3
Consumer	8,922	1.9	12,884	2.7	11,103	2.5	9,987	2.6	10,027	2.8

Total Loans	468,180	100.0	481,079	100.0	435,797	100.0	378,741	100.0	360,336	100.0

Unearned income	(445)		(694)		(1,154)		(1,613)		(1,763)

Loans net of unearned discount	467,735		480,385		434,643		377,128		358,573
Allowance for loan and lease losses	(7,061)		(7,686)		(5,505)		(4,790)		(4,187)

Net loans	$460,674		$472,699		$429,138		$372,338		$354,386

Mid Penn’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9: LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands) As of December 31, 2010	One Year and Less	After One Year thru Five Years	After Five Years	Total
Commercial real estate, construction and land development	$70,609	$162,539	$19,767	$252,915
Commercial, industrial and agricultural	10,903	50,247	9,145	70,295
Real estate - residential mortgages	26,347	81,726	27,962	136,035
Consumer	2,787	4,080	1,623	8,490

	$110,646	$298,592	$58,497	$467,735

Rate Sensitivity
Predetermined rate	$24,794	$102,415	$56,859	$184,068
Floating or adjustable rate	85,852	196,177	1,638	283,667

	$110,646	$298,592	$58,497	$467,735

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

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

TABLE 10: NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2010	2009	2008	2007	2006
Nonperforming Assets:
Nonaccrual loans	$17,228	$14,933	$4,113	$4,317	$1,293
Loans renegotiated with borrowers	2,323	308	51	—	—

Total nonperforming loans	19,551	15,241	4,164	4,317	1,293
Foreclosed real estate	596	663	1,516	528	146
Other repossessed property	—	—	—	59	—

Total non-performing assets	20,147	15,904	5,680	4,904	1,439
Accruing loans 90 days or more past due	19	661	1,860	2,439	995

Total risk elements	$20,166	$16,565	$7,540	$7,343	$2,434

Nonperforming loans as a % of total loans outstanding	4.18%	3.17%	0.96%	1.14%	0.36%
Nonperforming assets as a % of total loans outstanding and other real estate	4.31%	3.31%	1.30%	1.30%	0.40%
Ratio of allowance for loan losses to nonperforming loans	36.12%	50.43%	132.20%	110.96%	323.82%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 11: PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)
	December 31, 2010	December 31, 2009
Period ending total loans outstanding (net of unearned income)	$467,735	$480,385
Allowance for loan and lease losses	7,061	7,686
Total Nonperforming loans	19,551	15,241
Nonperforming and impaired loans with partial charge-offs	7,487	7,963
Ratio of nonperforming loans with partial charge-offs to total loans	1.60%	1.66%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	38.29%	52.25%
Coverage ratio net of nonperforming loans with partial charge-offs	58.53%	105.61%
Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.53%	1.63%

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

Mid Penn evaluates loans for charge-off on a monthly basis. Policies that govern the recommendation for charge-off are unique to the type of loan being considered. Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans. Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation. In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment. If the loan is secured, it will undergo a 90 day waiting period to ensure the collateral shortfall identified in the evaluation is accurate and then charged down by the specific allocation. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans. An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value. A specific allocation of allowance is made for any anticipated collateral shortfall and a 90-day waiting period begins to ensure the accuracy of the collateral shortfall. The loan is then charged down by the specific allocation. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection. The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens. A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation. Consumer loans are recommended for charge-off after reaching delinquency of 90 days and the loan is not in the process of collection. The entire balance of the consumer loan is recommended for charge-off at this point.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

As of December 31, 2010, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $15,269,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $5,146,000 for which specific allocations totaling $1,883,000 have been included within the loan loss reserve for these loans. The remaining $10,123,000 of loans requires no specific allocation within the loan loss reserve. The $15,269,000 pool of impaired loan relationships is comprised of $7,904,000 in real estate secured commercial relationships and $7,365,000 in business relationships. There are specific allocations against the real estate secured pool totaling $414,000, spread among five relationships composed primarily of customers engaged in real estate investment activities. The group of impaired business relationships with specific allocations is made up of ten relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,469,000 has been set aside against these credits. Nine manufacturing relationships account for $1,069,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $400,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff as well as the quality of the institution’s loan review system.

•	Changes in the nature and volume of the portfolio and the terms of loans generally offered.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $7,061,000 is adequate as of December 31, 2010.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12: ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2010	2009	2008	2007	2006
Commercial real estate, construction and land development	$3,002	$3,334	$3,326	$2,908	$2,462
Commercial, industrial and agricultural	3,246	3,545	1,860	1,607	1,515
Real estate - residential	206	175	87	75	54
Consumer	412	467	172	148	124
General	195	165	60	52	32

	$7,061	$7,686	$5,505	$4,790	$4,187

The 2010 provision of $2,635,000 is a decrease of $6,885,000 from the $9,520,000 provision in 2009. The smaller provision is reflective of the aggressive loan charge-offs taken at the end of 2009, resulting from the deterioration in the overall quality of our loan portfolio caused by the recession and problems in the commercial real estate sector. The continued slowness in the economy and continuing credit quality concerns of Mid Penn’s loan portfolio during 2010 necessitated larger than historically normal provision levels, even though the amount was a reduction from 2009.

The allowance for loan and lease losses at December 31, 2010 was $7,061,000, or 1.51% of total loans less unearned discount as compared to $7,686,000, or 1.60% at December 31, 2009 and $5,505,000, or 1.27% at December 31, 2008.

Deposits and Other Funding Sources

Mid Penn’s primary source of funds are deposits. Total deposits at December 31, 2010, increased by $54,967,000 or 11.0% over December 31, 2009, which increased by $63,191,000 or 14.5% over December 31, 2008. Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2010, 2009, and 2008 are presented in Table 13.

Average short-term borrowings for 2010 were $3,798,000 as compared to $19,715,000 in 2009. These borrowings included customer repurchase agreements, treasury tax and loan note option borrowings and federal funds purchased. Two $5,000,000 long-term borrowings matured in 2010, while no new long-term borrowing arrangements were entered into during the year.

At December 31, 2010, the Bank had $16,494,000 in brokered deposits. With additional success in the local deposit environment, the Bank reduced its brokered deposit funding by $11,395,000 in 2010, after having reduced such funding by $18,219,000 in 2009.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 13: DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$58,480	0.00%	$51,464	0.00%	$47,274	0.00%
Interest-bearing demand deposits	48,024	0.14%	38,198	0.09%	36,551	0.30%
Money market	163,415	1.44%	87,427	1.58%	69,251	2.10%
Savings	26,585	0.06%	26,241	0.06%	25,607	0.25%
Time	239,761	2.87%	255,123	3.64%	230,773	4.29%

	$536,265	1.74%	$458,453	2.34%	$409,456	2.82%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14: MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2010	2009	2008
Three months or less	$7,322	$22,712	$12,446
Over three months to twelve months	21,031	37,443	38,264
Over twelve months	37,870	25,682	22,682

	$66,223	$85,837	$73,392

Capital Resources

Shareholders’ equity, or capital, is evaluated in relation to total assets and the risk associated with those assets. The detailed computation of the Bank’s regulatory capital ratios can be found in Note 17 of Item 8, Notes to Consolidated Financial Statements. The greater a corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses. Too much capital, however, indicates that not enough of the corporation’s earnings have been paid to shareholders and the buildup makes it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward. For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Capital growth is achieved primarily by retaining more earnings than are paid out to shareholders. Shareholders’ equity increased in 2010 by $1,497,000 or 3.2%, following a decrease in 2009 of $4,186,000 or 8.2% and an increase in 2008 of $10,466,000 or 25.8%. Capital was positively impacted in 2010 by the net income of $2,234,000 and the continued suspension of the common dividend to shareholders. Capital was negatively impacted in 2009 by the net loss of $2,809,000 and the payment of cash dividends to common shareholders of $1,809,000. Capital was positively impacted in 2008 by the addition of $10,000,000 from the U.S. Treasury’s Capital Purchase Program. The program was designed to provide well-capitalized, secure financial institutions with additional capital in order to increase the flow of credit into the economy. The program details are discussed in the following section.

Mid Penn’s normal intent for dividend payout is to provide quarterly cash returns to shareholders and earnings retention at a level sufficient to finance future growth. During the fourth quarter of 2009, Mid Penn suspended the quarterly cash dividend consistent with Federal Reserve Board policy that dividend payouts should not exceed net income for the previous four quarters, net of dividends paid during that period. Mid Penn continued the suspension of the quarterly cash dividend to shareholders throughout 2010, consistent with Federal Reserve Board policy. On January 26, 2011, Mid Penn declared a cash dividend of $0.05 per common share, payable on February 28, 2011 to shareholders of record as of February 9, 2011.

The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 77% for 2008.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

These requirements, the compliance of which must be annually certified by Mid Penn’s chief executive officer and chief financial officer, include:

1.	limits on compensation that exclude incentives for senior executive officers of Mid Penn to take unnecessary and excessive risks that threaten the value of Mid Penn during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding;

2.	a provision for the recovery by Mid Penn of any bonus, retention award, or incentive compensation paid to a senior executive officer and any of the next 20 most highly-compensated employees of Mid Penn based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate;

3.	a prohibition on Mid Penn making any golden parachute payment to a senior executive officer or any of the next five most highly-compensated employees of Mid Penn during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding;

4.	a prohibition on Mid Penn paying or accruing any bonus, retention award, or incentive compensation to the most highly compensated employees of Mid Penn during the period in which any obligation arising from financial assistance provided under the TARP remains outstanding, except that any prohibition shall not apply to the payment of long-term restricted stock by Mid Penn, provided that such long-term restricted stock –

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

i.	Does not fully vest during the period in which any obligation arising from financial assistance provided to Mid Penn remains outstanding;

ii.	Has a value in an amount that is not greater than one-third of the total amount of annual compensation of the employee receiving the stock; and

iii.	Is subject to such other terms and conditions as the Secretary of the Treasury may determine is in the public interest;

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

Federal Income Taxes

Federal income tax expense for 2010 was $416,000 compared to a federal income tax benefit of $2,208,000 in 2009 and an expense of $1,104,000 in 2008. The effective tax rate was 13% for 2010, 49% for 2009, and 24% for 2008.

The tax expense in 2010 resulted from net income generated in the normal course of business. The tax benefit recorded in 2009 was related to a loss stemming from the increased provision for loan losses and increased noninterest expenses during 2009 versus 2008. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of ASC Topic 740, Income Taxes, no significant income tax uncertainties were identified; therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended December 31, 2010 and December 31, 2009. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

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

Major sources of cash in 2010 came from the net increase in deposits of $54,967,000, as well as the proceeds from the maturity of investment securities of $8,982,000 and the decrease in loans and leases of $8,690,000.

The major uses of cash in 2010 were the purchase of investment securities of $33,472,000 and the reduction in short-term borrowings and long-term debt of $14,483,000 and $10,174,000, respectively. Another major use of cash in 2010 was the increase in interest-bearing balances of $16,437,000.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2010:

TABLE 15: AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Certificates of deposit	9	$213,774	$79,226	$94,988	$38,066	$1,494
Short-term borrowings	10	1,561	1,561	—	—	—
Long-term debt	11	27,883	5,000	14,236	5,000	3,647
Operating lease obligations	19	277	66	127	84	—
Payments under benefit plans	13	1,583	107	236	305	935

		$245,078	$85,960	$109,587	$43,455	$6,076

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

As of December 31, 2010, commitments to extend credit amounted to $86,141,000 as compared to $116,486,000 as of December 31, 2009.

Mid Penn also issues financial standby letters of credit to its customers. The risk associated with financial standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers. Financial standby letters of credit decreased to $10,048,000 at December 31, 2010, from $10,697,000 at December 31, 2009.

Comprehensive (Loss) Income

Comprehensive (Loss) Income is a measure of all changes in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between Net Income (Loss) and Comprehensive (Loss) Income is termed “Other Comprehensive (Loss) Income.” For Mid Penn, Other Comprehensive (Loss) Income consists primarily of unrealized gains and losses on available for sale securities, net of deferred income tax. Other Comprehensive (Loss) Income also includes a pension component in accordance with ASC Topic 715. Comprehensive (Loss) Income should not be construed to be a measure of Net Income (Loss). The amount of unrealized gains or losses reflected in Comprehensive (Loss) Income may vary widely at statement dates depending on the markets as a whole and how interest rate movements affect the market value of the portfolio of available for sale securities. Other Comprehensive (Loss) Income for the years ended December 31, 2010, 2009 and 2008 was ($737,000), $369,000, and $120,000, respectively.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that there would not be a significant variance in net interest income over a one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by Management. At December 31, 2010, all interest rate risk levels according to the model were within the tolerance limits of Board approved policy. In addition, the table does not take into consideration changes, which Management would make to realign its portfolio in the event of a changing rate environment.

TABLE 16: EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2010			December 31, 2009
Change in Basis Points	% Change in Net Interest Income	Risk Limit	Change in Basis Points	% Change in Net Interest Income	Risk Limit
300	4.84%	+/- 25%	300	12.59%	+/- 25%
200	3.32%	+/- 15%	200	8.42%	+/- 15%
100	1.72%	+/- 10%	100	4.17%	+/- 10%
0			0
(100)	-1.87%	+/- 10%	(100)	-4.17%	+/- 10%
(200)	-3.89%	+/- 15%	(200)	-8.41%	+/- 15%
(300)	-5.88%	+/- 25%	(300)	-12.59%	+/- 25%

MID PENN BANCORP, INC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. The Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of their December 31, 2010 internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

ParenteBeard LLC
Harrisburg, Pennsylvania
March 21, 2011

MID PENN BANCORP, INC.	Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,779	$7,526
Interest-bearing balances with other financial institutions	884	1,434
Federal funds sold	5,238	—

Total cash and cash equivalents	12,901	8,960

Interest-bearing time deposits with other financial institutions	55,041	38,604
Available for sale investment securities	70,702	47,345
Loans and leases, net of unearned interest	467,735	480,385
Less: Allowance for loan and lease losses	(7,061)	(7,686)

Net loans and leases	460,674	472,699

Bank premises and equipment, net	13,185	12,904
Restricted investment in bank stocks	3,828	4,029
Foreclosed assets held for sale	596	663
Accrued interest receivable	2,632	2,781
Deferred income taxes	2,875	2,257
Goodwill	1,016	1,016
Core deposit and other intangibles, net	351	369
Cash surrender value of life insurance	7,638	7,368
Other assets	6,018	7,015

Total Assets	$637,457	$606,010

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$60,228	$55,943
Interest bearing demand	44,578	42,148
Money Market	209,936	107,295
Savings	26,466	26,169
Time	213,774	268,460

Total Deposits	554,982	500,015
Short-term borrowings	1,561	16,044
Long-term debt	27,883	38,057
Accrued interest payable	1,111	1,750
Other liabilities	3,719	3,440

Total Liabilities	589,256	559,306
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,479,780 shares issued and outstanding at December 31, 2010 and December 31, 2009	3,480	3,480
Additional paid-in capital	29,810	29,824
Retained earnings	4,875	2,627
Accumulated other comprehensive income	36	773

Total Shareholders’ Equity	48,201	46,704

Total Liabilities and Shareholders’ Equity	$637,457	$606,010

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
INTEREST INCOME
Interest & fees on loans and leases	$27,397	$28,039	$27,141
Interest on interest-bearing balances	818	1,460	2,499
Interest and dividends on investment securities:
U.S. Treasury and government agencies	788	652	819
State and political subdivision obligations, tax-exempt	1,108	1,171	1,251
Other securities	12	13	146
Interest on federal funds sold and securities purchased under agreements to resell	25	1	—

Total Interest Income	30,148	31,336	31,856

INTEREST EXPENSE
Interest on deposits	9,319	10,726	11,532
Interest on short-term borrowings	18	112	608
Interest on long-term debt	1,305	2,466	2,750

Total Interest Expense	10,642	13,304	14,890

Net Interest Income	19,506	18,032	16,966
PROVISION FOR LOAN AND LEASE LOSSES	2,635	9,520	1,230

Net Interest Income After Provision for Loan and Lease Losses	16,871	8,512	15,736

NONINTEREST INCOME
Trust department income	200	243	313
Service charges on deposits	1,139	1,479	1,654
Earnings from cash surrender value of life insurance	270	280	267
Gain on life insurance proceeds	—	158	—
Mortgage banking income	423	124	78
Other income	1,382	1,372	1,370

Total Noninterest Income	3,414	3,656	3,682

NONINTEREST EXPENSE
Salaries and employee benefits	8,760	8,173	7,197
Severance expense	—	—	478
Occupancy expense, net	916	844	967
Equipment expense	1,361	1,170	870
Pennsylvania Bank Shares tax expense	443	366	315
FDIC Assessment	897	1,163	116
Legal and professional fees	529	814	769
Director fees and benefits expense	304	293	354
Marketing and advertising expense	299	679	525
Computer expense	578	393	319
Telephone expense	362	344	193
Loss on sale/write-down of foreclosed assets	283	110	281
Intangible amortization	65	65	66
Other expenses	2,324	2,257	2,276

Total Noninterest Expense	17,121	16,671	14,726

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
INCOME TAXES	3,164	(4,503)	4,692
Provision for (benefit from) income taxes	416	(2,208)	1,104

NET INCOME (LOSS)	2,748	(2,295)	3,588
Preferred stock dividends and discount accretion	514	514	16

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,234	$(2,809)	$3,572

PER COMMON SHARE DATA:
Basic Earnings (Loss) Per Common Share	$0.64	$(0.81)	$1.03
Diluted Earnings (Loss) Per Common Share	0.64	(0.81)	1.03
Cash Dividends	0.00	0.52	0.80

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

FOR YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholder’s Equity
Balance, December 31, 2007	$0	$3,533	$31,107	$6,660	$284	($1,140)	$40,444
Cumulative effect adjustment of accounting principle adoption of ASC Topic 715	—	—	—	(277)	—	—	(277)

Balance, January 1, 2008	—	3,533	31,107	6,383	284	(1,140)	40,167
Comprehensive income:
Net income	—	—	—	3,588	—	—	3,588
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	120	—	120

Total comprehensive income							3,708

Cash dividends ($0.80 per share)				(2,787)			(2,787)
Issuance of preferred stock and warrants	10,000	—	70	—	—	—	10,070
Accrued preferred dividends	—	—	—	(16)	—	—	(16)
Purchase of treasury stock (9,854 shares)	—	—	—	—	—	(252)	(252)
Cancellation of treasury stock	—	(53)	(1,339)	—	—	1,392	—

Balance, December 31, 2008	10,000	3,480	29,838	7,168	404	—	50,890
Comprehensive loss:
Net loss	—	—	—	(2,295)	—	—	(2,295)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	263	—	263
Defined benefit plans, net of tax effects	—	—	—	—	106	—	106

Total comprehensive loss							(1,926)

Cash dividends ($0.52 per share)				(1,809)			(1,809)
Preferred dividends	—	—	—	(437)	—	—	(437)
Amortization of warrant cost	—	—	(14)	—	—	—	(14)

Balance, December 31, 2009	10,000	3,480	29,824	2,627	773	—	46,704
Comprehensive income:
Net income	—	—	—	2,748	—	—	2,748
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(641)	—	(641)
Defined benefit plans, net of tax effects	—	—	—	—	(96)	—	(96)

Total comprehensive income							2,011

Preferred dividends	—	—	—	(500)	—	—	(500)
Amortization of warrant cost	—	—	(14)	—	—	—	(14)

Balance, December 31, 2010	$10,000	$3,480	$29,810	$4,875	$36	$0	$48,201

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2010	2009	2008
Operating Activities:
Net Income (Loss)	$2,748	$(2,295)	$3,588
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	2,635	9,520	1,230
Depreciation	1,302	1,115	848
Amortization of core deposit intangible	18	37	66
Net amortization (accretion) of security premiums (discounts)	162	(212)	(9)
Earnings on cash surrender value of life insurance	(270)	(280)	(476)
Gain from life insurance proceeds	—	(158)	—
Loss on disposal of property, plant, and equipment	4	5	—
Loss on sale / write-down of foreclosed assets	283	110	281
Deferred income tax benefit	(288)	(243)	(160)
Decrease (increase) in accrued interest receivable	149	(34)	71
Decrease (increase) in other assets	887	(4,593)	(828)
(Decrease) increase in accrued interest payable	(639)	(661)	421
Increase (decrease) in other liabilities	279	(218)	805

Net Cash Provided By Operating Activities	7,270	2,093	5,837

Investing Activities:
Net (increase) decrease in interest-bearing balances	(16,437)	11,472	(3,263)
Proceeds from the maturity of investment securities	8,982	15,360	18,420
Purchases of investment securities	(33,472)	(9,354)	(16,897)
Redemptions (purchases) of restricted investment in bank stock	201	(411)	(3,618)
Net decrease (increase) in loans and leases	8,690	(53,528)	(59,546)
Purchases of bank premises and equipment	(1,587)	(2,647)	(1,587)
Proceeds from sale of foreclosed assets	484	1,190	248
Proceeds from cash surrender value of life insurance	—	507	—

Net Cash Used In Investing Activities	(33,139)	(37,411)	(66,243)

Financing Activities:
Net increase in demand deposits and savings accounts	109,653	42,791	17,962
Net (decrease) increase in time deposits	(54,686)	20,400	46,045
Net decrease in short-term borrowings	(14,483)	(7,933)	(13,372)
Issued senior preferred stock	—	—	10,000
Preferred stock dividend paid	(500)	(453)	—
Common stock dividend paid	—	(1,809)	(2,787)
Long-term debt repayment	(10,174)	(17,166)	(15,153)
Purchase of treasury stock	—	—	(252)
Proceeds from long-term debt	—	—	15,795

Net Cash Provided By Financing Activities	29,810	35,830	58,238

Net increase (decrease) in cash and cash equivalents	3,941	512	(2,168)
Cash and cash equivalents, beginning of period	8,960	8,448	10,616

Cash and cash equivalents, end of period	$12,901	$8,960	$8,448

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2010	2009	2008
Supplemental Disclosures of Cash Flow Information:
Interest paid	$11,281	$13,965	$14,469
Income taxes paid	$510	$50	$1,720
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$700	$447	$1,556
Warrants issued	$—	$—	$70
Cancelled treasury stock	$—	$—	$1,392
Preferred dividend accrued	$—	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiaries Mid Penn Bank (“Bank”), Mid Penn Investment Corporation and Mid Penn Insurance Services, LLC, (collectively, “Mid Penn”). All material intercompany accounts and transactions have been eliminated in consolidation.

For comparative purposes, the December 31, 2009 and December 31, 2008 balances have been reclassified to conform to the 2010 presentation. Such reclassifications had no impact on net income.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

A decision was made to close the Mid Penn Investment Corporation, effective August 31, 2010 due to a lack of activity within the subsidiary.

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

(b)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

(c)	Investment Securities

Available for Sale Securities - includes debt and equity securities. Debt and equity securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of deferred income taxes, as a component of accumulated other comprehensive income within shareholders’ equity. Realized gains and losses on sales of investment securities are computed on the basis of specific identification of the cost of each security. Mid Penn had no trading securities or held to maturity securities in 2010 or 2009.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(d)	Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. These amounts are generally being amortized over the contractual life of the loan. Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following classes: commercial and industrial, commercial real estate, commercial real estate-construction and lease financing. Consumer loans consist of the following classes: residential mortgage loans, home equity loans and other consumer loans.

For all classes of loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days or more past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan and lease losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

(e)	Allowance for Credit Losses

Commercial and industrial

Mid Penn originates commercial and industrial loans. Most of the Bank’s commercial and industrial loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory, and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment. Generally, the maximum term on non-mortgage lines of credit is one year. The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan. The Bank’s commercial business lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower. Analysis of the borrower’s past, present, and future cash flows is also an important aspect of the Bank’s current credit analysis. Nonetheless, such loans are believed to carry higher credit risk than more traditional investments.

Commercial and industrial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which, in turn, is likely to be dependent upon the general economic environment. Mid Penn’s commercial and industrial loans are usually, but not always, secured by business assets and personal guarantees. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

Commercial real estate and commercial real estate - construction

Commercial real estate and commercial real estate construction loans generally present a higher level of risk than loans secured by one to four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. In addition, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees. The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult. These factors have led the Bank to severely curtain the

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers. These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio. Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, declining 59% during that period.

Residential mortgage

Mid Penn offers a wide array of residential mortgage loans for both permanent structures and those under construction. The Bank’s residential mortgage originations are secured primarily by properties located in its primary market and surrounding areas. Residential mortgage loans have terms up to a maximum of 30 years and with loan to value ratios up to 100% of the lesser of the appraised value of the security property or the contract price. Private mortgage insurance is generally required in an amount sufficient to reduce the Bank’s exposure to at or below the 85% loan to value level. Residential mortgage loans generally do not include prepayment penalties.

In underwriting residential mortgage loans, the Bank evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan. Most properties securing real estate loans made by Mid Penn are appraised by independent fee appraisers. The Bank generally requires borrowers to obtain an attorney’s title opinion or title insurance and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Bank generally contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

The Bank underwrites residential mortgage loans to the standards established by the secondary mortgage market, i.e., Fannie Mae, Ginnie Mae, Freddie Mac, or Pennsylvania Housing Finance Agency standards, with the intention of selling the majority of residential mortgages originated into the secondary market. In the event that the facts and circumstances surrounding a residential mortgage application do not meet all underwriting conditions of the secondary mortgage market, the Bank will evaluate the failed conditions and evaluate the potential risk of holding the residential mortgage in the Bank’s portfolio rather than rejecting the loan request. In the event that the loan is held in the Bank’s portfolio, the interest rate on the residential mortgage would be increased to compensate for the added portfolio risk.

Consumer, including home equity

Mid Penn offers a variety of secured consumer loans, including home equity, automobile, and deposit secured loans. In addition, the Bank offers other secured and unsecured consumer loans. Most consumer loans are originated in Mid Penn’s primary market and surrounding areas.

The largest component of Mid Penn’s consumer loan portfolio consists of fixed rate home equity loans and variable rate home equity lines of credit. Substantially all home equity loans and lines of credit are secured by second mortgages on principal residences. The Bank will lend amounts, which, together with all prior leins, typically may be up to 85% of the appraised value of the property securing the loan. Home equity term loans may have maximum terms up to 20 years while home equity lines of credit generally have maximum terms of five years.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance. The allowance is based on Mid Penn’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in the experience of the lending staff and loan review systems, growth or changes in the mix of loans originated, and shifting industry or portfolio concentrations.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Mid Penn considers a commercial loan (consisting of commercial and industrial, commercial real estate, commercial real estate-construction, and lease financing loan classes) to be impaired when it becomes 90 days or more past due and not in the process of collection. This methodology assumes the borrower cannot or will not continue to make additional payments. At that time the loan would be considered collateral dependent as the discounted cash flow (“DCF”) method indicates no operating income is available for evaluating the collateral position; therefore, all impaired loans are deemed to be collateral dependent.

In addition, Mid Penn’s rating system assumes any loans classified as sub-standard non-accrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis. Policies that govern the recommendation for charge-off are unique to the type of loan being considered. Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans. Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation. In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment. If the loan is secured, it will undergo a 90 day waiting period to ensure the collateral shortfall identified in the evaluation is accurate and then charged down by the specific allocation. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). Commercial loans secured by real estate rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans. An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value. A specific allocation of allowance is made for any anticipated collateral shortfall and a 90 day waiting period begins to ensure the accuracy of the collateral shortfall. The loan is then charged down by the specific allocation. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection. The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens. A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation. Consumer loans (including home equity loans and other consumer loans) are recommended for charge-off after reaching delinquency of 90 days and the loan is not in the process of collection. The entire balance of the consumer loan is recommended for charge-off at this point.

As noted above, Mid Penn assesses a specific allocation for commercial loans prior to charging down or charging off the loan. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

interest rate intact (not restructured). In addition, Mid Penn takes a preemptive step when any commercial loan becomes classified under its internal classification system. A preliminary collateral evaluation in accordance with the guidance on impaired loans is prepared using the existing collateral information in the loan file. This process allows Mid Penn to review both the credit and documentation files to determine the status of the information needed to make a collateral evaluation. This collateral evaluation is preliminary but allows Mid Penn to determine if any potential collateral shortfalls exist.

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

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Mid Penn does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss. Loans criticized as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Any loans not classified as noted above are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan and lease losses and may require the Bank to recognize additions to the allowance based on their

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

(f)	Bank Premises and Equipment

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

(g)	Restricted Investment in Federal Home Loan Bank Stock

The Bank owns restricted stock investments in the Federal Home Loan Bank (“FHLB”). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. The stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of December 31, 2010 has not changed its position regarding dividend payments. During 2010 the FHLB of Pittsburgh did perform a limited excess capital stock repurchase based upon positive third quarter net income. Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2010.

(h)	Foreclosed Assets Held for Sale

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

(i)	Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon relative fair value. The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans. Servicing rights are reported in other intangibles and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans. The carrying amount of mortgage servicing rights was $185,000 and $138,000 at December 31, 2010 and 2009, respectively. Amortization expense is netted against loan servicing fee income and is reflected in the Consolidated Statements of Operations in mortgage banking income. Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

(j)	Investment in Limited Partnership

Mid Penn invested as a limited partner in a partnership in September 2008 that provides low-income housing in Enola, Pennsylvania. The carrying value of Mid Penn’s investment in the limited partnership was $583,000 at December 31, 2010 using the equity method. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment at year-end. The partnership anticipates receiving $76,000 annually in low-income housing tax credits.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(k)	Income Taxes

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

(l)	Core Deposit Intangible

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

(m)	Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with 2004 and 2006 business acquisitions accounted for as purchases. Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other requires a two-step process for testing the impairment of goodwill on at least an annual basis. In 2010, Mid Penn changed the valuation methodology for evaluating goodwill impairment from using an internally prepared analysis based on Mid Penn’s stock price, to obtaining an independent valuation by a third party. This change in methodology did not have any effect on the results of operations of Mid Penn. Mid Penn did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2010. In addition, Mid Penn did not identify any impairment in 2009 or 2008.

(n)	Bank Owned Life Insurance

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

(o)	Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and were $299,000 in 2010, $679,000 in 2009, and $525,000 in 2008.

(p)	Postretirement Benefit Plans

Mid Penn follows the guidance in ASC Topic 715, Compensation-Retirement Benefits related to postretirement benefit plans. This guidance requires additional disclosures about defined benefit pension plans and other postretirement defined benefit plans.

(q)	Other Benefit Plan

A funded contributory defined-contribution plan is maintained for substantially all employees. The cost of the Mid Penn defined contribution plan is charged to current operating expenses and is funded annually.

(r)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank. Trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(s)	Earnings (Loss) Per Share

Earnings (Loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each of the years presented. The following data show the amounts used in computing basic and diluted earnings (loss) per share. As shown in the table that follows, diluted earnings (loss) per share is computed using weighted average common shares outstanding, plus weighted average common shares available from the exercise of all dilutive stock warrants issued to the U.S. Treasury under the provisions of the Capital Purchase Program, based on the average share price of Mid Penn’s common stock during the period.

The computations of basic earnings (loss) per common share follow:

(Dollars in thousands, except per share data)
	2010	2009	2008
Net Income (Loss)	$2,748	$(2,295)	$3,588
Less: Dividends on preferred stock	(500)	(500)	(16)
Accretion of preferred stock discount	(14)	(14)	—

Net income (loss) available to common shareholders	$2,234	$(2,809)	$3,572
Weighted average common shares outstanding	3,479,780	3,479,780	3,483,097
Basic earnings (loss) per common share	$0.64	$(0.81)	$1.03

The computations of diluted earnings (loss) per common share follow:

(Dollars in thousands, except per share data)
	2010	2009	2008
Net income (loss) available to common stockholders	$2,234	$(2,809)	$3,572
Weighted average number of common shares outstanding	3,479,780	3,479,780	3,483,097
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	56

Adjusted weighted-average common shares outstanding	3,479,780	3,479,780	3,483,153
Diluted earnings (loss) per common share	$0.64	$(0.81)	$1.03

As of December 31, 2010 and 2009, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

(4)	Comprehensive Income (Loss)

GAAP requires that recognized revenue, expenses, gains, and losses be included in net income (loss). Changes in certain assets and liabilities such as unrealized gains on securities available for sale and the liability associated with defined benefit plans are reported as a separate component of the shareholders’ equity section of the balance sheet. Such items, along with net income (loss), are components of comprehensive income (loss). The components of other comprehensive income (loss), and the related tax effects, are as follows:

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(Dollars in thousands)	Years Ended December 31,
	2010	2009	2008
Change in unrealized holding (losses) gains on available for sale securities	$(971)	$400	$191
Less reclassification adjustment for gains realized in income	—	—	(9)

Net unrealized (losses) gains	(971)	400	182

Change in defined benefit plans	(145)	161	—

Other comprehensive (loss) income	(1,116)	561	182
Income tax benefit (expense)	379	(192)	(62)

Net of tax amount	$(737)	$369	$120

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income
Balance - December 31, 2008	$554	$(150)	$404

Balance - December 31, 2009	$817	$(44)	$773

Balance - December 31, 2010	$176	$(140)	$36

(5)	Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia. The amounts of those required reserve balances were $173,000 at December 31, 2010, and $163,000 at December 31, 2009.

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

ASC Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

At December 31, 2010 and 2009, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
Available for sale securities:
U.S. Treasury and U.S. government agencies	$16,726	$668	$—	$17,394
Mortgage-backed U.S. government agencies	25,528	144	285	25,387
State and political subdivision obligations	27,932	481	735	27,678
Equity securities	250	—	7	243

	$70,436	$1,293	$1,027	$70,702

(Dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2009
Available for sale securities:
U.S. Treasury and U.S. government agencies	$15,291	$409	$—	$15,700
Mortgage-backed U.S. government agencies	4,522	97	—	4,619
State and political subdivision obligations	26,044	828	91	26,781
Equity securities	250	—	5	245

	$46,107	$1,334	$96	$47,345

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at December 31, 2009, and December 31, 2010, is reported at fair value.

Investment securities having a fair value of $37,259,000 at December 31, 2010, and $37,434,000 at December 31, 2009, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$13,032	$285	$—	$—	$13,032	$285
State and political subdivision obligations	11,318	668	808	67	12,126	735
Equity securities	—	—	243	7	243	7

Total temporarily impaired available for sale securities	$24,350	$953	$1,051	$74	$25,401	$1,027

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
State and political subdivision obligations	$4,321	$91	$—	$—	$4,321	$91
Equity securities	—	—	245	5	245	5

Total temporarily impaired available for sale securities	$4,321	$91	$245	$5	$4,566	$96

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

At December 31, 2010, Mid Penn had 30 debt securities with unrealized losses. These securities have depreciated 3.60% from their amortized cost basis. At December 31, 2009, 8 debt securities with unrealized losses had depreciated 2.07% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2010 and 2009:

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$7,791	$7,825	$1,022	$1,026
Due after 1 year but within 5 years	6,319	6,558	11,878	12,121
Due after 5 years but within 10 years	15,245	16,014	17,662	18,417
Due after 10 years	15,303	14,675	10,773	10,917

	44,658	45,072	41,335	42,481

Mortgage-backed securities	25,528	25,387	4,522	4,619
Equity securities	250	243	250	245

	$70,436	$70,702	$46,107	$47,345

Mortgage-backed securities at December 31, 2010, had an average life of 3.7 years compared to an average life of 2.6 years at December 31, 2009. New investment purchases in this category have longer average lives than the portfolio at December 31, 2009.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan and Lease Losses

A summary of loans at December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	2010	2009
Commercial real estate, construction and land development	$252,915	$253,878
Commercial, industrial and agricultural	70,295	85,795
Real estate - residential	136,035	128,522
Consumer	8,490	12,190

	$467,735	$480,385

Net unamortized loan fees and costs of $712,000 in 2010 and $504,000 in 2009 were deducted from loans.

The Bank has granted loans to certain of its executive officers, directors, and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $8,068,000 and $6,244,000 at December 31, 2010 and 2009, respectively. During 2010, $14,532,000 of new loans and advances were extended and repayments totaled $12,708,000. None of these loans were past due, in non-accrual status, or restructured at December 31, 2010.

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2010 are as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$63,195	$1,830	$2,803	$—	$67,828
Commercial real estate	262,743	6,421	16,537	—	285,701
Commercial real estate - construction	34,495	2,768	1,565	—	38,828
Lease financing	2,177	—	277	—	2,454
Residential mortgage	43,960	—	106	—	44,066
Home equity	19,708	308	352	—	20,368
Consumer	8,058	432	—	—	8,490

	$434,336	$11,759	$21,640	$—	$467,735

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Impaired loans by loan portfolio class as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$766	$1,730	$—	$1,222	$79
Commercial real estate	7,414	10,642	—	9,317	303
Commercial real estate - construction	1,565	1,957	—	1,858	73
Lease financing	169	211	—	181	11
Residential mortgage	96	99	—	97	4
Home equity	113	516	—	283	9
Consumer	—	—	—	—	—
With an allowance recorded:
Commercial and industrial	$896	$1,518	$685	$938	$13
Commercial real estate	4,218	5,839	1,166	4,384	242
Commercial real estate - construction	—	—	—	—	—
Lease financing	—	—	—	—	—
Residential mortgage	10	10	10	10	—
Home equity	22	113	22	25	2
Consumer	—	—	—	—	—
Total:
Commercial and industrial	$1,662	$3,248	$685	$2,160	$92
Commercial real estate	11,632	16,481	1,166	13,701	545
Commercial real estate - construction	1,565	1,957	—	1,858	73
Lease financing	169	211	—	181	11
Residential mortgage	106	109	10	107	4
Home equity	135	629	22	308	11
Consumer	—	—	—	—	—

Non-accrual loans by loan portfolio class as of December 31, 2010 are summarized as follows:

(Dollars in thousands)	2010
Commercial	1,839
Commercial real estate	11,878
Commercial real estate - construction	1,565
Lease financing	219
Residential mortgage	1,376
Home equity	320
Consumer	31

$17,228

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized bye the past due status as of December 31, 2010 is summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial	$112	$186	$1,652	$1,950	$65,878	$67,828	$—
Commercial real estate	1,670	469	4,954	7,093	278,608	285,701	—
Commercial real estate -construction	—	—	931	931	37,897	38,828	—
Lease financing	—	—	1	1	2,453	2,454	1
Residential mortgage	823	133	870	1,826	42,240	44,066	—
Home equity	330	—	238	568	19,800	20,368	—
Consumer	369	11	49	429	8,061	8,490	18

Total	$3,304	$799	$8,695	$12,798	$454,937	$467,735	$19

Changes in the allowance for loan and lease losses for the years 2010, 2009 and 2008 are summarized as follows:

(Dollars in thousands)	2010	2009	2008
Balance, January 1	$7,686	$5,505	$4,790
Provision for loan and lease losses	2,635	9,520	1,230
Loans and leases charged off	(3,434)	(7,431)	(647)
Recoveries on loans and leases charged off	174	92	132

Balance, December 31	$7,061	$7,686	$5,505

The recorded investment in loans and leases that are considered impaired amounted to $15,269,000 on December 31, 2010, and $13,726,000 on December 31, 2009. By definition, impairment of a loan or lease is considered when, based on current information and events, it is probable that all amounts due will not be collected according to the contractual terms of the loan or lease agreement. The allowance for loan and lease losses related to loans and leases classified as impaired amounted to $1,883,000 at December 31, 2010 and $2,561,000 at December 31, 2009. At December 31, 2010, impaired loans with a valuation allowance were $5,146,000 and those without a valuation allowance were $10,123,000. At December 31, 2009, impaired loans with a valuation allowance were $4,597,000 and those without a valuation allowance were $9,129,000. The average balances of total impaired loans and leases amounted to $18,316,000, $13,293,000, and $5,376,000 for the years 2010, 2009, and 2008, respectively. The Bank applies payments on impaired loans on a principal first basis. Interest income is recognized on impaired loans and leases on a cash basis. The cash receipts recognized as interest income were $736,000, $982,000, and $51,000 for the years ended December 31, 2010, 2009, and 2008.

Loans and leases which were past due 90 days or more for which interest continued to be accrued amounted to $19,000 at December 31, 2010 and $661,000 at December 31, 2009. Total nonaccrual loans and leases amounted to $17,228,000 at December 31, 2010 and $14,933,000 at December 31, 2009. $4,818,000 of the 2010 non-accrual loans are also troubled debt restructured loans compared with $4,278,000 of the 2009 non-accrual loans. If these nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income of $1,116,000, $608,000, and $335,000 in the years ended December 31, 2010, 2009, and 2008, respectively. Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The allowance for loan and lease losses and recorded investment in financing receivables for the year ended December 31, 2010 are as follows:

(Dollars in thousands)	Commercial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061

Ending balance: individually evaluated for impairment	$685	$1,166	$—	$—	$10	$22	$—	$—	$1,883

Ending balance: collectively evaluted for impairment	$1,762	$2,450	$159	$1	$209	$341	$61	$195	$5,178

Loans receivables:
Ending balance	$67,828	$285,701	$38,828	$2,454	$44,066	$20,368	$8,490	$—	$467,735

Ending balance: individually evaluted for impairment	$1,662	$11,632	$1,565	$169	$106	$135	$—	$—	$15,269

Ending balance: collectively evaluated for impairment	$66,166	$274,069	$37,263	$2,285	$43,960	$20,233	$8,490	$—	$452,466

(8)	Bank Premises and Equipment

At December 31, 2010 and 2009, bank premises and equipment are as follows:

(Dollars in thousands)	2010	2009
Land	$2,752	$2,791
Buildings	10,362	9,239
Furniture, fixtures, and equipment	9,235	9,879
Land and Leasehold improvements	688	376
Construction in progress	27	692

	23,064	22,977
Less accumulated depreciation	(9,879)	(10,073)

	$13,185	$12,904

Depreciation expense was $1,302,000 in 2010, $1,115,000 in 2009, and $848,000 in 2008.

(9)	Deposits

At December 31, 2010 and 2009, time deposits amounted to $213,774,000 and $268,460,000, respectively. Interest expense on such certificates of deposit amounted to $6,877,000, $9,293,000, and $9,903,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

These time deposits at December 31, 2010, mature as follows:

(Dollars in thousands)	Time Deposits
	$100,000 or more	Less than $100,000
Maturing in 2011	$28,353	$50,873
Maturing in 2012	17,393	53,344
Maturing in 2013	6,635	17,616
Maturing in 2014	8,242	15,696
Maturing in 2015	5,252	8,876
Maturing thereafter	348	1,146

	$66,223	$147,551

Brokered deposits included in the deposit totals equaled $16,494,000 at December 31, 2010 and $27,889,000 at December 31, 2009. Deposits and other funds from related parties held by Mid Penn at December 31, 2010 and 2009 amounted to $8,841,000 and $8,717,000, respectively.

(10)	Short-term Borrowings

Short-term borrowings as of December 31, 2010 and 2009 consisted of:

(Dollars in thousands)	2010	2009
Federal funds purchased	$—	$12,886
Repurchase agreements	578	2,839
Treasury, tax and loan notes	983	319

	$1,561	$16,044

The weighted average interest rate on total short-term borrowings outstanding was 0.47% at December 31, 2010, and 0.57% at December 31, 2009.

Federal funds purchased represent overnight funds. The Bank has a line of credit commitment from the Federal Home Loan Bank (“FHLB”) for overnight borrowings up to $40,000,000 of which $0 was outstanding at December 31, 2010. This line is collateralized by certain qualifying loans and investment securities of the Bank. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note account. The Bank also has unused lines of credit with a correspondent bank amounting to $7,500,000 at December 31, 2010.

(11)	Long-term Debt

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and through its membership, the Bank can access a number of credit products, which are utilized to provide liquidity. The maximum borrowing capacity available to the Bank at the FHLB at December 31, 2010 was $239,205,000. As of December 31, 2010 and 2009, the Bank had long-term debt in the amount of $27,883,000 and $38,057,000, respectively, consisting of:

(Dollars in thousands)	At December 31,
	2010	2009
Loans maturing in 2010 with rates ranging from 6.26% to 6.71%	$—	$10,000
Loans maturing in 2011 at a rate of 5.13%	5,000	5,000
Loans maturing in 2013 with rates ranging from 3.24% to 4.75%	14,236	14,258
Loans maturing in 2015 at a rate of 4.18%	5,000	5,000
Loans maturing in 2026 at a rate of 4.80%	3,565	3,715
Loans maturing in 2027 at a rate of 6.71%	82	84

	$27,883	$38,057

The aggregate amounts due on long-term debt subsequent to December 31, 2010 are $5,182,000 (2011), $191,000 (2012), $14,365,000 (2013), $184,000 (2014), $5,193,000 (2015), and $2,768,000 thereafter. All of Mid Penn’s long-term debt, $9,731,000 of the Bank’s investments and the Bank’s entire mortgage loan portfolio are pledged to secure FHLB borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(12)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 for the year ended December 31, 2010. The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(Dollars in thousands)		Fair value measurements at December 31, 2010 using:
Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$17,394	$—	$17,394	$—
Mortgage-backed U.S. government agencies	25,387	—	25,387	—
State and political subdivision obligations	27,678	—	27,678	—
Equity securities	243	243	—	—

	$70,702	$243	$70,459	$—

(Dollars in thousands)		Fair value measurements at December 31, 2009 using:
Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$15,700	$—	$15,700	$—
Mortgage-backed U.S. government agencies	4,619	—	4,619	—
State and political subdivision obligations	26,781	—	26,781	—
Equity securities	245	245	—	—

	$47,345	$245	$47,100	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at December 31, 2010 using:
Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$3,263	$—	$—	$3,263
Foreclosed Assets Held for Sale	596	—	—	596

(Dollars in thousands)		Fair value measurements at December 31, 2009 using:
Assets:	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$2,036	$—	$—	$2,036
Foreclosed Assets Held for Sale	663	—	—	663

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets and non-financial liabilities measured at fair

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, this guidance was applicable to these fair value measurements beginning January 1, 2009 and were not significant at December 31, 2010.

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

Foreclosed Assets Held for Sale:

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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2010 and 2009.

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$12,901	$12,901	$8,960	$8,960
Interest-bearing balances with other financial institutions	55,041	55,041	38,604	38,604
Investment securities	70,702	70,702	47,345	47,345
Net loans and leases	460,674	481,248	472,699	487,476
Restricted investment in bank stocks	3,828	3,828	4,029	4,029
Accrued interest receivable	2,632	2,632	2,781	2,781
Financial liabilities:
Deposits	$554,982	$560,843	$500,015	$506,616
Short-term borrowings	1,561	1,561	16,044	16,044
Long-term debt	27,883	28,318	38,057	39,578
Accrued interest payable	1,111	1,111	1,750	1,750
Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

(13)	Postretirement Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit plan for directors. The plan provides defined benefits based on years of service.

Mid Penn also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The significant aspects of each plan are as follows:

(a)	Health Insurance

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

Mid Penn has an unfunded defined benefit retirement plan for directors with benefits based on years of service. The adoption of this plan generated unrecognized prior service cost of $274,000, which is being amortized over the expected future years of service of active directors. The unamortized balance at December 31, 2010, was $172,000.

Health and Life

The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2010 and 2009, and a statement of the funded status at December 31, 2010 and 2009:

(Dollars in thousands)	December 31,
	2010	2009
Change in benefit obligations:
Benefit obligations, January 1	$633	$607
Service cost	22	16
Interest cost	44	32
Actuarial loss (gain)	150	(35)
Change in assumptions	48	34
Benefit payments	(29)	(21)

Benefit obligations, December 31	$868	$633

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	29	21
Benefit payments	(29)	(21)

Fair value of plan assets, December 31	$—	$—
Funded status at year end	$(868)	$(633)

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The amount recognized in the consolidated balance sheet at December 31, 2010 and 2009, is as follows:

(Dollars in thousands)	2010	2009
Accrued benefit liability	$868	$633

The amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2010	2009
Net loss (gain), pretax	$72	$(126)
Prior service cost, pretax	(4)	(5)

The accumulated benefit obligation for health and life insurance plans was $868,000 and $633,000 at December 31, 2010 and 2009, respectively.

The estimated prior service costs that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2011 is ($1,053).

The components of net periodic postretirement benefit cost for 2010, 2009 and 2008 are as follows:

(Dollars in thousands)	2010	2009	2008
Service cost	$22	$16	$26
Interest cost	44	32	34
Amortization of transition obligation	—	—	4
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net gain	—	(10)	(7)

Net periodic postretirement benefit cost	$65	$37	$56

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2010 and 2009 are as follows:

	2010	2009
Weighted-average assumptions:
Discount rate	5.50%	5.75%
Rate of compensation increase	4.50%	4.75%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Weighted-average assumptions:
Discount rate	5.50%	5.75%	5.75%
Rate of compensation increase	4.50%	4.75%	4.75%

Assumed health care cost trend rates at December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Health care cost trend rate assumed for next year	7.50%	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2016	2014	2014

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Increase	Decrease
Effect on total of service and interest cost	$6	$(5)
Effect on accumulated postretirement benefit obligation	74	(65)

Mid Penn expects to contribute $39,000 to its life and health benefit plans in 2011. The following table shows the estimated benefit payments for future periods:

(Dollars in thousands)
1/1/2011 to 12/31/2011	$39
1/1/2012 to 12/31/2012	28
1/1/2013 to 12/31/2013	41
1/1/2014 to 12/31/2014	56
1/1/2015 to 12/31/2015	72
1/1/2016 to 12/31/2020	442

Benefit obligations were measured as of December 31, 2010, for the postretirement benefit plan.

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit plan’s benefit obligations and fair value of plan assets for the years ended December 31, 2010 and 2009 and a statement of the status at December 31, 2010 and 2009. This plan is unfunded.

(Dollars in thousands)	December 31,
	2010	2009
Change in benefit obligations:
Benefit obligations, January 1	$975	$1,056
Service cost	23	20
Interest cost	54	56
Actuarial gain	(9)	(33)
Change in assumptions	12	—
Benefit payments	(57)	(124)

Benefit obligations, December 31	$998	$975

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	57	124
Benefit payments	(57)	(124)

Fair value of plan assets, December 31	$—	$—
Funded status at year end	$(998)	$(975)

Amounts recognized in the consolidated balance sheet at December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009
Accrued benefit liability	$998	$975

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2010	2009
Net prior service cost, pretax	$172	$194
Net gain, pretax	(28)	(31)

The accumulated benefit obligation for the retirement plan was $998,000 at December 31, 2010 and $975,000 at December 31, 2009.

The estimated net actuarial gain and prior service costs that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2011 are $9,000 and $21,525.

The components of net periodic retirement cost for 2010, 2009 and 2008 are as follows:

(Dollars in thousands)	2010	2009	2008
Service cost	$23	$20	$24
Interest cost	53	56	60
Amortization of prior-service cost	22	22	21

Net periodic retirement cost	$98	$98	$105

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2010 and 2009 are as follows:

	2010	2009
Weighted-average assumptions:
Discount rate	5.50%	5.75%
Change in consumer price index	3.00%	3.25%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Weighted-average assumptions:
Discount rate	5.50%	5.75%	6.00%
Change in consumer price index	3.00%	3.25%	3.50%

Mid Penn expects to contribute $68,000 to its retirement plan in 2011. The following table shows the estimated benefit payments for future periods:

(Dollars in thousands)
1/1/2011 to 12/31/2011	$68
1/1/2012 to 12/31/2012	82
1/1/2013 to 12/31/2013	85
1/1/2014 to 12/31/2014	87
1/1/2015 to 12/31/2015	90
1/1/2016 to 12/31/2020	493

Plan benefit obligations were measured as of December 31, 2010 for the directors’ defined benefit plan.

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation. The aggregate cash surrender value of these policies was $3,297,000 and $3,178,000 at December 31, 2010 and 2009, respectively.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(14)	Other Benefit Plans

(a)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees. The Bank’s contribution to the plan was $0 for 2010 and 2009, and $186,000 for 2008.

(b)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows an executive officer to defer bonus compensation for a specified period in order to provide future retirement income. At December 31, 2010 and 2009, the Bank had accrued a liability of approximately $174,000 and $166,000, respectively, for this plan.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of fees for a specified period in order to provide future retirement income. At December 31, 2010 and 2009, the Bank had accrued a liability of approximately $423,000 and $377,000, respectively, for this plan.

(c)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer. The Agreement provides the former executive officer with a fixed annual benefit. The benefit is payable beginning at age 65 for a period of 15 years. At December 31, 2010 and 2009, the Bank has accrued a liability of approximately $167,000 and $156,000, respectively, for the Agreement. The expense (income) related to the Agreement was $11,000 for 2010, $11,000 for 2009, and ($116,000) for 2008. The income figure reflected for 2008 was the result of the resignation of the former executive officer and the resulting change in the vesting period related to the agreement.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which informally funds the benefit obligation. The aggregate cash surrender value of this policy was approximately $1,072,000 and $1,036,000 at December 31, 2010 and 2009, respectively.

(d)	Employee Stock Ownership Plan

Mid Penn has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Board of Directors. Total expense related to Mid Penn’s contribution to the ESOP for 2010, 2009 and 2008 was $0, $0, and $91,000, respectively. The ESOP held 42,271 and 46,271 common shares of Mid Penn stock as of December 31, 2010, and December 31, 2009, respectively, all of which were allocated to plan participants. The ESOP shares are valued using Level 1 inputs as there is an active market for identical assets at the measurement date. At December 31, 2010, the fair value of Mid Penn stock on the NASDAQ Stock Market was $7.50 per common share, resulting in a total fair value of the ESOP of $317,000. Shares held by the ESOP are considered outstanding for purposes of calculating earnings per share. Dividends paid on shares held by the ESOP are charged to retained earnings.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2010 and 2009, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,625,000 and $1,588,000, respectively.

(f)	401(k) Plan

The Bank has a 401(k) plan that covers substantially all full-time employees. The plan allows employees to contribute a portion of their salaries and wages to the plan. The plan provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages. The Bank’s contribution to the plan was $90,000, $96,000, and $87,000 for the years ending December 31, 2010, 2009, and 2008, respectively.

(g)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate. The plan allows employees to use a portion of their salaries and wages to purchase common shares of Mid Penn stock at the market value of shares at the end of each calendar quarter.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(15)	Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009
Deferred tax assets:
Allowance for loan and lease losses	$2,328	$2,500
Loan fees	171	48
Benefit plans	1,072	864
Nonaccrual interest	379	207
Legal fees	12	12
Disallowed charitable contributions	—	26
Core deposit intangible	5	—
Severance	—	68

	3,967	3,725

Deferred tax liabilities:
Depreciation	(579)	(651)
Core deposit intangible	—	(7)
Bond accretion	(115)	(96)
Prepaid expenses	(135)	(160)
Goodwill and intangibles	(172)	(133)
Unrealized gain on securities	(91)	(421)

	(1,092)	(1,468)

Deferred tax asset, net	$2,875	$2,257

The provision for (benefit from) income taxes consists of the following:

(Dollars in thousands)	2010	2009	2008
Current	$704	$(1,965)	$1,264
Deferred	(288)	(243)	(160)

Total provision for (benefit from) income taxes	$416	$(2,208)	$1,104

A reconciliation of income tax at the statutory rate to Mid Penn’s effective rate is as follows:

(Dollars in thousands)	2010	2009	2008
Provision (benefit) at the expected statutory rate	$1,076	$(1,531)	$1,596
Effect of tax-exempt income	(635)	(609)	(571)
Effect of investment in life insurance	(92)	(149)	(91)
Nondeductible interest	51	62	68
Other items	16	19	102

Provision for (benefit from) income taxes	$416	$(2,208)	$1,104

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax (benefit) expense in the consolidated statement of operations for the years ended December 31, 2010 or 2009. There were no amounts accrued for interest and penalties at December 31, 2010 or 2009.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania. Mid Penn is no longer subject to examination by taxing authorities for years before 2007. Tax years 2007 through the present remain open to examination.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(16)	Core Deposit Intangible

A summary of core deposit intangible is as follows at December 31, 2010.

(Dollars in thousands)	2004 Acquisition	2006 Acquisition	Total
Gross carrying amount	$291	$232	$523
Less accumulated amortization	(239)	(118)	(357)

Net carrying amount	$52	$114	$166

The core deposit intangibles for the acquisitions are being amortized over the weighted average useful life of 8 years, with no estimated residual value.

Amortization expense amounted to $65,000 in 2010, $65,000 in 2009, and $66,000 in 2008.

The estimated amortization expenses of intangible assets for each of the four succeeding fiscal years are as follows:

(Dollars in thousands)
2011	$65
2012	45
2013	29
2014	27

$166

(17)	Regulatory Matters

Mid Penn Bancorp, Inc., is a financial holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary. Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of December 31, 2010 and December 31, 2009, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

The FDIC Board has adopted a restoration plan that raised assessment rates for deposit insurance premiums for 2009, and enacted a special emergency assessment that has significantly affected operating results for the Corporation. The assessment was 0.05% of total Bank Assets, less Tier 1 Capital as of June 30, 2009, and was paid on September 30, 2009. The special assessment for Mid Penn’s banking subsidiary was $265,000.

The FDIC has also adopted a prepayment of projected deposit insurance premiums for a three-year period that would be paid on December 30, 2009. The prepayment was approximately $2,719,000 for the Corporation. The prepayment will be carried as a prepaid expense in other assets on the balance sheet and amortized into expense in the operating period to which it applies.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2010, $0 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below. On January 26, 2011, Mid Penn declared a cash dividend of $0.05 per common share, payable on February 28, 2011 to shareholders of record as of February 9, 2011. This declaration and subsequent payout was made in compliance with Federal Reserve Board policy regarding dividends.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2010, and December 31, 2009, as follows:

(Dollars in thousands)			Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
	Actual:		Minimum Capital Required:		Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,957	7.4%	$25,352	4.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	46,957	10.2%	18,501	4.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	52,711	11.4%	37,002	8.0%	N/A	N/A

Bank
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,799	7.4%	$25,388	4.0%	$31,735	5.0%
Tier 1 Capital (to Risk Weighted Assets)	46,799	10.2%	18,357	4.0%	27,536	6.0%
Total Capital (to Risk Weighted Assets)	52,553	11.5%	36,714	8.0%	45,893	10.0%

Corporation
As of December 31, 2009:
Tier 1 Capital (to Average Assets)	$44,665	7.4%	$24,033	4.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	44,665	9.2%	19,329	4.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	50,727	10.5%	38,658	8.0%	N/A	N/A

Bank
As of December 31, 2009:
Tier 1 Capital (to Average Assets)	$44,434	7.4%	$23,913	4.0%	$29,892	5.0%
Tier 1 Capital (to Risk Weighted Assets)	44,434	9.2%	19,329	4.0%	28,993	6.0%
Total Capital (to Risk Weighted Assets)	50,496	10.4%	38,658	8.0%	48,322	10.0%

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

As of December 31, 2010, commitments to extend credit amounted to $86,141,000 and financial standby letters of credit amounted to $10,048,000.

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

As of December 31, 2010, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk. However, there is a geographical concentration in that most of the Bank’s business activity is with customers located in Central Pennsylvania, specifically within the Bank’s trading area made up of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County.

The Bank’s highest concentrations of credit within the loan portfolio are in the areas of Commercial Real Estate financing (61.1%) as of December 31, 2010.

(19)	Commitments and Contingencies

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

Minimum future rental payments under these operating leases as of December 31, 2010 are as follows:

(Dollars in thousands)
2011	$66
2012	66
2013	61
2014	63
2015	21

$277

Mid Penn paid rent payments in 2010, 2009, and 2008 of $90,000, $97,000, and $92,000, respectively.

Litigation:

Mid Penn is subject to lawsuits and claims arising out of its business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(20)	Common Stock

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

(21)	Preferred Stock

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(22)	Parent Company Statements

CONDENSED BALANCE SHEETS

(Dollars in thousands)	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$115	$173
Investment in subsidiaries	48,043	46,475
Prepaid expense	1	—
Other assets	42	56

Total assets	$48,201	$46,704

SHAREHOLDERS’ EQUITY
Shareholders’ equity	$48,201	$46,704

Total shareholders’ equity	$48,201	$46,704

CONDENSED STATEMENTS OF OPERATIONS

	$2,748	$2,748	$2,748

(Dollars in thousands)	For Years Ended December 31,
	2010	2009	2008
Dividends from subsidiaries	$575	$2,498	$3,077
Undistributed earnings (loss) of subsidiaries	2,301	(4,673)	628
Other expenses	(193)	(182)	(201)
Income tax benefit	65	62	84

Net income (loss)	$2,748	$(2,295)	$3,588

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,748	$(2,295)	$3,588
Undistributed (earnings) loss of subsidiaries	(2,301)	4,673	(628)
Decrease in other liabilities	—	—	(16)

Net cash provided by operating activities	447	2,378	2,944

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the maturity of investment securities	—	9,000	—
Purchase of investment securities	—	—	(9,000)

Net cash provided by (used in) investing activities	—	9,000	(9,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issued senior preferred stock	—	—	10,000
Investement in subsidiaries	(5)	(9,000)	(1,000)
Dividends paid	(500)	(2,262)	(2,787)
Purchase of treasury stock	—	—	(252)

Net cash (used in) provided by financing activities	(505)	(11,262)	5,961

Net (decrease) increase in cash and cash equivelents	(58)	116	(95)
Cash and cash equivalents at beginning of period	173	57	152

Cash and cash equivalents at end of period	$115	$173	$57

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(23)	Recent Accounting Pronouncements

ASU 2009-16: In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets. This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

The effective date of ASU 2010-20 differs for public and nonpublic companies. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. For nonpublic companies, the amendments are effective for annual reporting periods ending on or after December 15, 2011. The Corporation adopted the required provisions of ASU 2010-20, with no significant impact on its financial condition or results of operations.

ASU 2010-28: The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

These amendments eliminate an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice.

For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities may early adopt the amendments using the effective date for public entities.

Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2010-29: The objective of this ASU is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.

Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

In practice, some preparers have presented the pro forma information in their comparative financial statements as if the business combination that occurred in the current reporting period had occurred as of the beginning of each of the current and prior annual reporting periods. Other preparers have disclosed the pro forma information as if the business combination occurred at the beginning of the prior annual reporting period only, and carried forward the related adjustments, if applicable, through the current reporting period.

The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

The amendments in this ASU also expand the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2011-01: The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

The deferral in this amendment is effective upon issuance. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(24)	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2010 and 2009.

(Dollars in thousands, except per share data)	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,354	$7,685	$7,554	$7,555
Interest Expense	2,853	2,660	2,567	2,562

Net Interest Income	4,501	5,025	4,987	4,993
Provision for Loan and Lease Losses	160	925	975	575

Net Interest Income After Provision for Loan Losses	4,341	4,100	4,012	4,418
Noninterest Income	816	901	824	873
Noninterest Expense	4,269	4,052	4,352	4,448

Income Before Provision for Income Taxes	888	949	484	843
Provision for Income Taxes	153	158	4	101

Net Income	735	791	480	742
Preferred Stock Dividends and Discount Accretion	128	129	128	129

Net Income Available to Common Shareholders	$607	$662	$352	$613

Per Share Data:
Basic Earnings Per Share	$0.17	$0.19	$0.11	$0.17
Diluted Earnings Per Share	$0.17	$0.19	$0.11	$0.17
Cash Dividends	—	—	—	—

(Dollars in thousands, except per share data)	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,565	$7,993	$7,886	$7,892
Interest Expense	3,609	3,262	3,216	3,217

Net Interest Income	3,956	4,731	4,670	4,675
Provision for Loan and Lease Losses	933	479	1,108	7,000

Net Interest Income (Loss) After Provision for Loan Losses	3,023	4,252	3,562	(2,325)
Noninterest Income	941	861	909	945
Noninterest Expense	3,868	4,341	4,230	4,232

Income (Loss) Before (Benefit from) Provision for Income Taxes	96	772	241	(5,612)
(Benefit from) Provision for Income Taxes	(117)	59	(93)	(2,057)

Net Income (Loss)	213	713	334	(3,555)
Preferred Stock Dividends and Discount Accretion	128	129	128	129

Net Income (Loss) Available to Common Shareholders	$85	$584	$206	$(3,684)

Per Share Data:
Basic (Loss) Earnings Per Share	$0.02	$0.17	$0.06	$(1.06)
Diluted (Loss) Earnings Per Share	0.02	0.17	0.06	(1.06)
Cash Dividends	0.20	0.16	0.16	—

MID PENN BANCORP, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2010. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded, as of December 31, 2010, that, Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that Mid Penn’s internal control over financial reporting, as of December 31, 2010, is effective based on those criteria.

This annual report does not include an attestation report of Mid Penn’s independent registered public accounting firm regarding internal control over financial reporting. Mid Penn’s internal control over financial reporting was not subject to attestation by Mid Penn’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Mid Penn to provide only management’s report in this annual report.

/s/ RORY G. RITRIEVI	/s/ KEVIN W. LAUDENSLAGER
Rory G. Ritrievi	Kevin W. Laudenslager
President and	Vice President and
Chief Executive Officer	Treasurer

ITEM 9B. OTHER INFORMATION

None

MID PENN BANCORP, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Compliance with Section 16(a) Reporting”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Election of Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp, Inc.’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders, which pages are incorporated herein by reference. Mid Penn does not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” of Mid Penn’s definitive proxy statement to be used in connection with the 2011 Annual Meeting of Shareholders, which page is incorporated herein by reference.

MID PENN BANCORP, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements are incorporated by reference in Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

3.	The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement on Form S-3 (Registration No. 333-156759.)

3(ii)	Statement with Respect to Shares for Series A Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

3(iii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)

4.1	Warrants for Purchase of Shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

10.1	Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.) *

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.) *

10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

10.4	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.) *

10.5	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.) *

10.6	Severance Agreement dated as of November 26, 2008 between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008.) *

10.7	Letter Agreement, dated as of December 19, 2008, Between Mid Penn Bancorp, Inc. and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrants. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

10.8	Employment Agreement, dated as of February 25, 2009, between Mid Penn Bank and Rory G. Ritrievi (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 2, 2009.)*

11	Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

12	Statements re: Computation of Ratios. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

MID PENN BANCORP, INC.

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005.)

21	Subsidiaries of Registrant.

23	Consent of ParenteBeard LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

99.1	Listing of Mid-Atlantic Custom Peer Group Banks.

99.2	Certification of Principal Executive Officer pursuant to the Economic Stabilization Act of 2008.

99.3	Certification of Principal Financial Officer pursuant to the Economic Stabilization Act of 2008.

*	Denotes a management contract or compensatory plan or arrangement.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ RORY G. RITRIEVI
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ RORY G. RITRIEVI	March 21, 2011
Rory G. Ritrievi
President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/S/ KEVIN W. LAUDENSLAGER	March 21, 2011
Kevin W. Laudenslager
Vice President, Treasurer
(Principal Financial Officer and Principal Accounting Officer)

By:	/S/ ROBERT A. ABEL	March 21, 2011
Robert A. Abel, Director

By:	/S/ STEVEN T. BOYER	March 21, 2011
Steven T. Boyer, Director

By:	/S/ JERE M. COXON	March 21, 2011
Jere M. Coxon, Director

By:	/S/ MATTHEW G. DESOTO	March 21, 2011
Matthew G. DeSoto, Director

By:	/S/ ROBERT C. GRUBIC	March 21, 2011
Robert C. Grubic, Director

By:	/S/ GREGORY M. KERWIN	March 21, 2011
Gregory M. Kerwin, Director

By:	/S/ THEODORE W. MOWERY	March 21, 2011
Theodore W. Mowery, Director

By:	/S/ DONALD E. SAUVE	March 21, 2011
Donald E. Sauve, Director

By:	/S/ EDWIN D. SCHLEGEL	March 21, 2011
Edwin D. Schlegel, Director

By:	/S/ WILLIAM A. SPECHT, III	March 21, 2011
William A. Specht, Director