Form 10-Q
period 2011-03-31
MID PENN BANCORP INC
filed 2011-05-16
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐    No ☒

As of May 16, 2011, the registrant had 3,480,738 shares of common stock outstanding.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$7,440	$6,779
Interest-bearing balances with other financial institutions	828	884
Federal funds sold	12,888	5,238

Total cash and cash equivalents	21,156	12,901

Interest-bearing time deposits with other financial institutions	61,226	55,041
Available for sale investment securities	95,689	70,702
Loans and leases, net of unearned interest	472,910	467,735
Less: Allowance for loan and lease losses	(7,172)	(7,061)

Net loans and leases	465,738	460,674

Bank premises and equipment, net	13,176	13,185
Restricted investment in bank stocks	3,638	3,828
Foreclosed assets held for sale	643	596
Accrued interest receivable	2,571	2,632
Deferred income taxes	2,866	2,875
Goodwill	1,016	1,016
Core deposit and other intangibles, net	333	351
Cash surrender value of life insurance	7,703	7,638
Other assets	4,537	6,018

Total Assets	$680,292	$637,457

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$63,647	$60,228
Interest bearing demand	52,160	44,578
Money Market	243,170	209,936
Savings	27,276	26,466
Time	213,644	213,774

Total Deposits	599,897	554,982
Short-term borrowings	698	1,561
Long-term debt	22,838	27,883
Accrued interest payable	1,340	1,111
Other liabilities	6,414	3,719

Total Liabilities	631,187	589,256
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,480,738 shares issued and outstanding at March 31, 2011 and 3,479,780 at December 31, 2010	3,481	3,480
Additional paid-in capital	29,814	29,810
Retained earnings	5,576	4,875
Accumulated other comprehensive income	234	36

Total Shareholders’ Equity	49,105	48,201

Total Liabilities and Shareholders’ Equity	$680,292	$637,457

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010
INTEREST INCOME
Interest & fees on loans and leases	$6,735	$6,712
Interest on interest-bearing time deposits with financial institutions	162	216
Interest and dividends on investment securities:
U.S. Treasury and government agencies	222	163
State and political subdivision obligations, tax-exempt	323	257
Other securities	3	3
Interest on federal funds sold and securities purchased under agreements to resell	8	3

Total Interest Income	7,453	7,354

INTEREST EXPENSE
Interest on deposits	2,195	2,472
Interest on short-term borrowings	2	11
Interest on long-term debt	273	370

Total Interest Expense	2,470	2,853

Net Interest Income	4,983	4,501
PROVISION FOR LOAN AND LEASE LOSSES	200	160

Net Interest Income After Provision for Loan and Lease Losses	4,783	4,341

NONINTEREST INCOME
Income from fiduciary activities	95	65
Service charges on deposits	183	332
Earnings from cash surrender value of life insurance	65	68
Mortgage banking income	123	70
Other income	292	281

Total Noninterest Income	758	816

NONINTEREST EXPENSE
Salaries and employee benefits	2,201	2,106
Occupancy expense, net	308	255
Equipment expense	344	358
Pennsylvania Bank Shares tax expense	121	102
FDIC Assessment	314	201
Legal and professional fees	87	138
Director fees and benefits expense	73	76
Marketing and advertising expense	63	68
Computer expense	166	136
Telephone expense	94	87
Loss on sale/write-down of foreclosed assets	(28)	132
Intangible amortization	16	16
Other expenses	541	594

Total Noninterest Expense	4,300	4,269

INCOME BEFORE PROVISION FOR INCOME TAXES	1,241	888
Provision for (benefit from) income taxes	241	153

NET INCOME	1,000	735
Preferred stock dividends and discount accretion	128	128

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$872	$607

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.25	$0.17
Diluted Earnings Per Common Share	$0.25	$0.17
Cash Dividends	$0.05	$—

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2010	$10,000	$3,480	$29,810	$4,875	$36	$48,201
Comprehensive income:
Net income	—	—	—	1,000	—	1,000
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	197	197
Defined benefit plans, net of tax effects	—	—	—	—	1	1

Total comprehensive income						1,198

Cash dividends	—	—	—	(174)	—	(174)
Employee Stock Purchase Plan	—	1	7	—	—	8
Preferred dividends	—	—	—	(125)	—	(125)
Amortization of warrant cost	—	—	(3)	—	—	(3)

Balance, March 31, 2011	$10,000	$3,481	$29,814	$5,576	$234	$49,105

Balance, December 31, 2009	$10,000	$3,480	$29,824	$2,627	$773	$46,704
Comprehensive income:
Net income	—	—	—	735	—	735
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(173)	(173)
Defined benefit plans, net of tax effects	—	—	—	—	4	4

Total comprehensive income						566

Preferred dividends	—	—	—	(125)	—	(125)
Amortization of warrant cost	—	—	(3)	—	—	(3)

Balance, March 31, 2010	$10,000	$3,480	$29,821	$3,237	$604	$47,142

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Operating Activities:
Net Income	$1,000	$735
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	200	160
Depreciation	324	319
Amortization of core deposit and other intangibles	18	13
Net amortization of securities premiums	1,140	42
Earnings on cash surrender value of life insurance	(65)	(68)
(Gain) loss on sale / write-down of foreclosed assets	(28)	132
Deferred income tax (benefit) liability	(90)	28
Decrease in accrued interest receivable	61	129
Decrease in other assets	1,476	59
Increase in accrued interest payable	229	149
Increase (decrease) in other liabilities	2,695	(18)

Net Cash Provided by Operating Activities	6,960	1,680

Investing Activities:
Net (increase) decrease in interest-bearing balances	(6,185)	875
Proceeds from the maturity of investment securities	4,844	2,411
Purchases of investment securities	(30,672)	(5,602)
Redemptions of restricted investment in bank stock	190	—
Net (increase) decrease in loans and leases	(5,513)	5,725
Purchases of bank premises and equipment	(315)	(694)
Proceeds from sale of foreclosed assets	230	178

Net Cash (Used in) Provided by Investing Activities	(37,421)	2,893

Financing Activities:
Net increase in demand deposits and savings accounts	45,045	54,352
Net decrease in time deposits	(130)	(17,643)
Net decrease in short-term borrowings	(863)	(12,990)
Preferred stock dividend paid	(125)	(125)
Common stock dividend paid	(174)	—
Employee Stock Purchase Plan	8	—
Long-term debt repayment	(5,045)	(10,043)

Net Cash Provided by Financing Activities	38,716	13,551

Net increase in cash and cash equivalents	8,255	18,124
Cash and cash equivalents, beginning of period	12,901	8,960

Cash and cash equivalents, end of period	$21,156	$27,084

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,241	$2,704
Income taxes paid	—	—
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$249	$153

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements for 2011 and 2010 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”) and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2010.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2011 and December 31, 2010, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2011
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$25,512	$657	$—	$26,169
Mortgage-backed U.S. government agencies	40,432	258	159	40,531
State and political subdivision obligations	28,930	592	774	28,748
Equity securities	250	—	9	241

	$95,124	$1,507	$942	$95,689

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$16,726	$668	$—	$17,394
Mortgage-backed U.S. government agencies	25,528	144	285	25,387
State and political subdivision obligations	27,932	481	735	27,678
Equity securities	250	—	7	243

	$70,436	$1,293	$1,027	$70,702

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at March 31, 2011 and December 31, 2010, is reported at fair value.

Investment securities having a fair value of $83,018,000 at March 31, 2011, and $37,259,000 at December 31, 2010, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$10,543	$159	$—	$—	$10,543	$159
State and political subdivision obligations	11,356	756	857	18	12,213	774
Equity securities	—	—	241	9	241	9

Total temporarily impaired available for sale securities	$21,899	$915	$1,098	$27	$22,997	$942

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$13,032	$285	$—	$—	$13,032	$285
State and political subdivision obligations	11,318	668	808	67	12,126	735
Equity securities	—	—	243	7	243	7

Total temporarily impaired available for sale securities	$24,350	$953	$1,051	$74	$25,401	$1,027

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

At March 31, 2011, Mid Penn had 26 debt securities with unrealized losses. These securities have depreciated 3.91% from their amortized cost basis. At December 31, 2010, 30 debt securities with unrealized losses had depreciated 3.60% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$5,035	$5,059	$7,791	$7,825
Due after 1 year but within 5 years	18,095	18,396	6,319	6,558
Due after 5 years but within 10 years	14,825	15,576	15,245	16,014
Due after 10 years	16,487	15,886	15,303	14,675

	54,442	54,917	44,658	45,072

Mortgage-backed securities	40,432	40,531	25,528	25,387
Equity securities	250	241	250	243

	$95,124	$95,689	$70,436	$70,702

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Mortgage-backed securities at March 31, 2011 had an average life of 3.1 years compared to an average life of 3.7 years at December 31, 2010. New investment purchases in this category have longer average lives than the portfolio at December 31, 2010.

3. Loans and Allowance for Loan and Lease Losses

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees. The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult. These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers. These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio. Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, declining 59% during that period.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of Bankruptcy, or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

For impaired loans with no valuation allowance required, Mid Penn’s practice of obtaining independent third party market valuations on the

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan and lease losses and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of March 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands) March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$67,264	$1,737	$2,916	$—	$71,917
Commercial real estate	280,407	7,324	15,207	—	302,938
Commercial real estate - construction	19,419	2,908	1,055	—	23,382
Lease financing	1,998	—	254	—	2,252
Residential mortgage	42,897	—	79	—	42,976
Home equity	20,870	273	365	—	21,508
Consumer	7,510	427	—	—	7,937

	$440,365	$12,669	$19,876	$—	$472,910

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$63,195	$1,830	$2,803	$—	$67,828
Commercial real estate	262,743	6,421	16,537	—	285,701
Commercial real estate - construction	34,495	2,768	1,565	—	38,828
Lease financing	2,177	—	277	—	2,454
Residential mortgage	43,960	—	106	—	44,066
Home equity	19,708	308	352	—	20,368
Consumer	8,058	432	—	—	8,490

	$434,336	$11,759	$21,640	$—	$467,735

Impaired loans by loan portfolio class as of March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands) March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized (1)
With no related allowance recorded:
Commercial and industrial	$639	$975	$—	$853	$—
Commercial real estate	5,794	9,295	—	7,713	1
Commercial real estate - construction	925	941	—	1,331	—
Lease financing	170	212	—	182	—
Residential mortgage	69	99	—	84	1
Home equity	111	498	—	282	—

With an allowance recorded:
Commercial and industrial	$1,094	$2,307	$752	$1,372	$—
Commercial real estate	4,585	6,266	1,194	4,790	—
Residential mortgage	10	10	10	10	—
Home equity	21	24	21	24	—

Total:
Commercial and industrial	$1,733	$3,282	$752	$2,225	$—
Commercial real estate	10,379	15,561	1,194	12,503	1
Commercial real estate - construction	925	941	—	1,331	—
Lease financing	170	212	—	182	—
Residential mortgage	79	109	10	94	1
Home equity	132	522	21	306	—

(1)	Represents interest income recognized for the three months ended March 31, 2011

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized (2)
With no related allowance recorded:
Commercial and industrial	$766	$1,730	$—	$1,222	$11
Commercial real estate	7,414	10,642	—	9,317	—
Commercial real estate - construction	1,565	1,957	—	1,858	—
Lease financing	169	211	—	181	—
Residential mortgage	96	99	—	97	—
Home equity	113	516	—	283	—

With an allowance recorded:
Commercial and industrial	$896	$1,518	$685	$938	$—
Commercial real estate	4,218	5,839	1,166	4,384	—
Residential mortgage	10	10	10	10	—
Home equity	22	113	22	25	—

Total:
Commercial and industrial	$1,662	$3,248	$685	$2,160	$11
Commercial real estate	11,632	16,481	1,166	13,701	—
Commercial real estate - construction	1,565	1,957	—	1,858	—
Lease financing	169	211	—	181	—
Residential mortgage	106	109	10	107	—
Home equity	135	629	22	308	—

(2)	Represents interest income recognized for the year ended December 31, 2010

Non-accrual loans by loan portfolio class as of March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial and industrial	$1,910	$1,839
Commercial real estate	10,499	11,878
Commercial real estate - construction	926	1,565
Lease financing	177	219
Residential mortgage	1,176	1,376
Home equity	316	320
Consumer	20	31

	$15,024	$17,228

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of March 31, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands) March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$179	$80	$1,678	$1,937	$69,980	$71,917	$35
Commercial real estate	1,857	—	5,887	7,744	295,194	302,938	—
Commercial real estate - construction	—	—	469	469	22,913	23,382	—
Lease financing	26	—	1	27	2,225	2,252	1
Residential mortgage	759	—	1,097	1,856	41,120	42,976	356
Home equity	11	49	238	298	21,210	21,508	—
Consumer	23	—	19	42	7,895	7,937	—

Total	$2,855	$129	$9,389	$12,373	$460,537	$472,910	$392

(Dollars in thousands) December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$112	$186	$1,652	$1,950	$65,878	$67,828	$—
Commercial real estate	1,670	469	4,954	7,093	278,608	285,701	—
Commercial real estate - construction	—	—	931	931	37,897	38,828	—
Lease financing	—	—	1	1	2,453	2,454	1
Residential mortgage	823	133	870	1,826	42,240	44,066	—
Home equity	330	—	238	568	19,800	20,368	—
Consumer	369	11	49	429	8,061	8,490	18

Total	$3,304	$799	$8,695	$12,798	$454,937	$467,735	$19

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The allowance for loan and lease losses and recorded investment in financing receivables as of March 31, 2011 and December 31, 2010 are as follows:

(Dollars in thousands) March 31, 2011	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061
Charge-offs	—	(40)	—	—	(32)	—	(51)	—	(123)
Recoveries	9	9	—	5	1	3	7	—	34
Provisions	(14)	248	22	(5)	122	(46)	32	(159)	200

Ending balance	$2,442	$3,833	$181	$1	$310	$320	$49	$36	$7,172

Ending balance: individually evaluated for impairment	$752	$1,194	$—	$—	$10	$21	$—	$—	$1,977

Ending balance: collectively evaluated for impairment	$1,690	$2,639	$181	$1	$300	$299	$49	$36	$5,195

Loans receivables:
Ending balance	$71,917	$302,938	$23,382	$2,252	$42,976	$21,508	$7,937	$—	$472,910

Ending balance: individually evaluated for impairment	$1,733	$10,379	$925	$170	$79	$132	$—	$—	$13,418

Ending balance: collectively evaluated for impairment	$70,184	$292,559	$22,457	$2,082	$42,897	$21,376	$7,937	$—	$459,492

(Dollars in thousands) December 31, 2010	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061

Ending balance: individually evaluated for impairment	$685	$1,166	$—	$—	$10	$22	$—	$—	$1,883

Ending balance: collectively evaluated for impairment	$1,762	$2,450	$159	$1	$209	$341	$61	$195	$5,178

Loans receivables:
Ending balance	$67,828	$285,701	$38,828	$2,454	$44,066	$20,368	$8,490	$—	$467,735

Ending balance: individually evaluated for impairment	$1,662	$11,632	$1,565	$169	$106	$135	$—	$—	$15,269

Ending balance: collectively evaluated for impairment	$66,166	$274,069	$37,263	$2,285	$43,960	$20,233	$8,490	$—	$452,466

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

4. Fair Value Measurements

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2011. The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

		Fair value measurements at March 31, 2011 using:
(Dollars in thousands) Assets:	Total carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$26,169	$—	$26,169	$—
Mortgage-backed U.S. government agencies	40,531	—	40,531	—
State and political subdivision obligations	28,748	—	28,748	—
Equity securities	241	241	—	—

	$95,689	$241	$95,448	$—

		Fair value measurements at December 31, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$17,394	$—	$17,394	$—
Mortgage-backed U.S. government agencies	25,387	—	25,387	—
State and political subdivision obligations	27,678	—	27,678	—
Equity securities	243	243	—	—

	$70,702	$243	$70,459	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

		Fair value measurements at March 31, 2011 using:
(Dollars in thousands) Assets:	Total carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$3,733	$—	$—	$3,733
Foreclosed Assets Held for Sale	234	—	—	234

		Fair value measurements at December 31, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$3,263	$—	$—	$3,263
Foreclosed Assets Held for Sale	299	—	—	299

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$21,156	$21,156	$12,901	$12,901
Interest-bearing balances with other financial institutions	63,870	63,870	55,041	55,041
Investment securities	93,045	93,045	70,702	70,702
Net loans and leases	472,910	484,405	460,674	481,248
Restricted investment in bank stocks	3,638	3,638	3,828	3,828
Accrued interest receivable	2,571	2,571	2,632	2,632

Financial liabilities:
Deposits	$599,897	$605,945	$554,982	$560,843
Short-term borrowings	698	698	1,561	1,561
Long-term debt	22,838	23,891	27,883	28,318
Accrued interest payable	1,340	1,340	1,111	1,111

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

5. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $10,480,000 and $10,048,000 of standby letters of credit outstanding as of March 31, 2011 and December 31, 2010, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of March 31, 2011 for payment under standby letters of credit issued was not material.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

6. Short-term Borrowings

Short-term borrowings as of March 31, 2011 and December 31, 2010 consisted of:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Securities sold under repurchase agreements	$245	$578
Treasury, tax and loan notes	453	983

	$698	$1,561

Short-term borrowings are comprised primarily of securities sold under repurchase agreements. Investment securities are pledged in sufficient amounts to collateralize repurchase agreements. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

7. Long-term Debt

During the three months ended March 31, 2011, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the three months ended March 31, 2011, $5,000,000 in long-term borrowings, at an interest rate of 5.13%, with the Federal Home Loan Bank of Pittsburgh matured and were not renewed.

8. Defined Benefit Plans

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$6	$6	$5	$5
Interest cost	13	13	11	11
Amortization of prior service cost	5	5	—	—
Amortization of net gain	—	—	—	(3)

Net periodic benefit cost	$24	$24	$16	$13

9. Comprehensive Income

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Change in unrealized holding gains (losses) on available for sale securities	$299	$(262)
Less reclassification adjustment for gains realized in income	—	—

Net unrealized gains (losses)	299	(262)

Change in defined benefit plans	2	6

Other comprehensive income	301	(256)
Income tax effect	(103)	87

Net of tax amount	$198	$(169)

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income
Balance—March 31, 2011	$373	$(139)	$234

Balance—December 31, 2010	$176	$(140)	$36

10. Preferred Stock

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

To participate in the program, Mid Penn is required to meet certain standards, including; (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risk that threaten the value of Mid Penn; (2) requiring a clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibiting Mid Penn from making any golden parachute payment to specified senior executives; and (4) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

11. Earnings per Common Share

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

The computations of basic earnings per common share follow:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010
Net Income	$1,000	$735
Less: Dividends on preferred stock	(125)	(125)
Accretion of preferred stock discount	(3)	(3)

Net income available to common shareholders	$872	$607
Weighted average common shares outstanding	3,480,738	3,479,780
Basic earnings per common share	$0.25	$0.17
The computations of diluted earnings per common share follow:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010
Net income available to common shareholders	$872	$607
Weighted average number of common shares outstanding	3,480,738	3,479,780
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—

Adjusted weighted-average common shares outstanding	3,480,738	3,479,780
Diluted earnings per common share	$0.25	$0.17

As of March 31, 2011, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

12. Recent Accounting Pronouncements

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

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

ASU 2010-28: The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

ASU 2011-02: The FASB has issued this ASU to clarify the accounting principles applied to loan modifications, as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. This guidance was prompted by the increased volume in loan modifications prompted by the recent economic downturn. The ASU clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The ASU goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

For public entities, the amendments in the ASU are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. Nonpublic entities are required to adopt the amendments in this Update for annual periods ending on or after December 15, 2012. Early adoption is permitted. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2011, compared to year-end 2010, and the Results of Operations for the three months ended March 31, 2011, compared to the same period in 2010.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in the documents that we periodically file with the SEC, including Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Overview

Net income available to common shareholders was $872,000, $0.25 per common share, for the quarter ended March 31, 2011, as compared to net income available to common shareholders of $607,000, or $0.17 per common share, for the quarter ended March 31, 2010.

Net interest income increased $482,000, or 10.7%, to $4,983,000 for the quarter ended March 31, 2011 from $4,501,000 during the quarter ended March 31, 2010. This increase has been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the first quarter of 2011 was $200,000, compared to $160,000 in the first quarter of 2010.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended March 31,
	2011	2010
Return on average assets	0.62%	0.49%
Return on average equity	8.34%	6.32%

Total assets increased to $680,292,000 at March 31, 2011, from $637,457,000 at December 31, 2010. This asset increase was driven by strong core deposit growth through the first quarter of 2011 with total deposits of $599,897,000 at March 31, 2011, compared to $554,982,000 at December 31, 2010, an increase of approximately $45 million. This growth in core deposits led to an increase in federal funds sold, and is being deployed to replace maturing long-term borrowings, and into investments and loans to maximize the return on these new funds.

The funding side of Mid Penn has continued the transformation begun in 2009. Deposit growth remained strong, as noted above, during the first three months of 2011. This increase in deposits was primarily the result of an attractive money market rate, and the building of relationship-based core deposit accounts from the extensive portfolio of commercial real estate borrowers. In addition to the ongoing efforts to place these funds into loans and investments, during the first three months of 2011, $5,000,000 of long-term FHLB debt has matured and been replaced with core deposits at a more advantageous rate structure. These strategies have improved the cost of funds and overall net interest margin despite continued downward pressure on asset yields.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential – taxable equivalent basis

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
(Dollars in thousands)	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
ASSETS:
Interest Earning Balances	$59,622	$162	1.10%	$37,306	$216	2.35%
Investment Securities:
Taxable	49,814	225	1.83%	21,185	166	3.18%
Tax-Exempt	28,777	488	6.88%	24,506	304	5.03%

Total Investment Securities	78,591			45,691

Federal Funds Sold	15,587	8	0.21%	6,528	3	0.19%
Loans and Leases, Net	467,858	6,830	5.92%	475,647	6,745	5.75%
Restricted Investment in Bank Stocks	3,750	—	0.00%	4,029	—	0.00%

Total Earning Assets	625,408	7,713	5.00%	569,201	7,434	5.30%
Cash and Due from Banks	6,957			8,351
Other Assets	25,672			26,484

Total Assets	$658,037			$604,036

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$46,519	18	0.16%	$41,594	7	0.07%
Money Market	230,547	773	1.36%	125,917	446	1.44%
Savings	26,690	4	0.06%	26,789	4	0.06%
Time	213,820	1,400	2.66%	262,665	2,015	3.11%
Short-term Borrowings	882	2	0.92%	8,159	11	0.55%
Long-term Debt	25,304	273	4.38%	31,646	370	4.74%

Total Interest Bearing Liabilities	543,762	2,470	1.84%	496,770	2,853	2.33%
Demand Deposits	59,030			54,550
Other Liabilities	6,635			5,538
Shareholders’ Equity	48,610			47,178

Total Liabilities and Shareholders’ Equity	$658,037			$604,036

Net Interest Income		$5,243			$4,581

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.00%			5.30%
Rate on Supporting Liabilities			1.84%			2.33%
Average Interest Spread			3.16%			2.97%
Net Interest Margin			3.40%			3.26%

For the three months ended March 31, 2011, Mid Penn’s taxable-equivalent net interest margin increased to 3.40%, from 3.26%, as compared to the three months ended March 31, 2010, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first three months of 2011, increased to $5,243,000 from $4,581,000 in the first three months of 2010, related to the changing composition of interest bearing liabilities and the growth in average earning assets, which increased 9.9% from March 31, 2010 to March 31, 2011.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

management’s monthly review of the loan portfolio. The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

During the first three months of 2011, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, Mid Penn has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2010 to March 31, 2011. The provision for loan and lease losses was $200,000 for the three months ended March 31, 2011, as compared to $160,000 for the three months ended March 31, 2010. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $58,000, or 7.1% during the first quarter of 2011 versus the first quarter of 2010. The following components of noninterest income showed significant changes:

	Three Months Ended March 31,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Income from fiduciary activities	$95	$65	$30	46.2%
Service charges on deposits	183	332	(149)	-44.9%
Mortgage banking income	123	70	53	75.7%
Other income	292	281	11	3.9%

Income from fiduciary activities increased during the three months ended March 31, 2011 versus the same period in 2010. This increase was the result of stronger sales of third party mutual funds during the first quarter of 2011. Service charges on deposits, primarily fees from insufficient funds, have decreased. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. In addition to this behavioral change, Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges on electronic transactions, which has resulted in a reduction in NSF revenue. Helping to offset this reduction in revenue is the increase in mortgage banking income during the three months ended March 31, 2011 versus the same period in 2010. Historically low long-term mortgage rates have triggered a wave of refinancing activity, improving fee income from this line of business. The positive variance in other income is primarily the result of adjustments to the actuarial values of employee post-retirement benefit plans and director retirement plans. Also, contained in this item are payments received from various performance-based refunds with vendors.

Noninterest Expenses

Noninterest expenses increased $31,000 or 0.7% during the first quarter of 2011, versus the same period in 2010. The changes were primarily a result of the following components of noninterest expense:

	Three Months Ended March 31,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Salaries and employee benefits	$2,201	$2,106	$95	4.5%
Occupancy expense, net	308	255	53	20.8%
FDIC Assessment	314	201	113	56.2%
(Gain) Loss on sale/write-down of foreclosed assets	(28)	132	(160)	-121.2%

Salaries and employee benefits have shown a modest increase during the period due to the hiring of experienced team members to bolster compliance functions and to add depth to the operations areas of Mid Penn. These necessary additions have been partially offset by savings in discretionary employee benefit plans during the same time period. Occupancy expense for the first quarter of 2011 increased $53,000 from the same period in 2010. This increase was attributable to an increase in utility costs and real estate taxes between the two periods. In addition, Mid Penn recognized a full quarter of depreciation expense on the new Derry Street office that was opened in June of 2010. The negative variance in FDIC Assessment during the three months ended March 31, 2011, was driven by the growth in the deposit base used in the calculation. A positive variance during the period was the (gain) loss on sale/write-down of foreclosed assets. Real estate values for these distressed properties have stabilized and their liquidation has been able to proceed in a more orderly manner, preventing unanticipated losses at the time of sale.

Income Taxes

The provision for income taxes was $241,000 for the three months ended March 31, 2011, as compared to the provision for income taxes of

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

$153,000 in the same period last year. The effective tax rate for the three months ended March 31, 2011, was 19.4% compared to 17.2% for the three months ended March 31, 2010. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of ASC Topic 740, Income Taxes, no significant income tax uncertainties were identified; therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended March 31, 2011 and March 31, 2010. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first three months of 2011, Mid Penn experienced an increase in loans outstanding. Residential real estate loans have increased during the first three months of 2011, aided by historically low long-term mortgage rates triggering a wave of refinancing activity. Commercial, industrial, and agricultural balances showed a modest increase as requests from creditworthy borrowers have begun to increase. Balances in the other components of the loan portfolio have eroded through contractual payments and the refinancing of real estate secured debt by borrowers with equity in their properties. While loan demand has shown modest improvement, Mid Penn is still experiencing weaker than normal loan demand during the first three months of 2011 despite a desire to sensibly lend to support creditworthy existing, and new customers in our marketplace.

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate, construction and land development	$252,771	53.5%	$252,915	54.0%
Commercial, industrial and agricultural	74,190	15.7%	70,295	15.0%
Real estate – residential	138,033	29.2%	136,048	29.1%
Consumer	7,916	1.6%	8,477	1.9%

	$472,910	100.0%	$467,735	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania. This region currently, and historically, has lower unemployment than the U.S. as a whole. This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends. At March 31, 2011 the unadjusted unemployment rate for the Harrisburg/Carlisle area was 7.3% versus the seasonally adjusted national unemployment rate of 8.8%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first three months of 2011, Mid Penn had net charge-offs of $89,000 as compared to net charge-offs of $400,000 during the same period of 2010. Loans charged off during the first three months of 2011 were comprised of 1 residential real estate loan totaling $7,000 and 1 commercial real estate loan totaling $40,000. The remaining $76,000 was comprised primarily of various consumer loans. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Changes in the allowance for loan and lease losses for the three months ended March 31, 2011 and 2010 are summarized as follows:

Analysis of the Allowance for Loan and Lease Losses:

(Dollars in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Average total loans outstanding (net of unearned income)	$467,858	$475,647
Period ending total loans outstanding (net of unearned income)	$472,910	$474,107

Balance, beginning of period	$7,061	$7,686

Loans charged off during period	(123)	(436)
Recoveries of loans previously charged off	34	36

Net chargeoffs	(89)	(400)

Provision for loan and lease losses	200	160

Balance, end of period	$7,172	$7,446

Ratio of net loans charged off to average loans outstanding (annualized)	0.08%	0.34%
Ratio of allowance for loan losses to net loans at end of period	1.52%	1.57%

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

At March 31, 2011, total nonperforming loans amounted to $15,660,000, or 3.31% of loans and leases net of unearned income, as compared to levels of $19,551,000, or 4.18%, at December 31, 2010 and $20,383,000, or 4.30%, at March 31, 2010.

Schedule of Nonperforming Assets:

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Nonperforming Assets:
Nonaccrual loans	$15,024	$17,228	$20,078
Loans renegotiated with borrowers	636	2,323	305

Total nonperforming loans	15,660	19,551	20,383

Foreclosed real estate	643	596	506

Total non-performing assets	16,303	20,147	20,889

Accruing loans 90 days or more past due	392	19	150

Total risk elements	$16,695	$20,166	$21,039

Nonperforming loans as a % of total loans outstanding	3.31%	4.18%	4.30%
Nonperforming assets as a % of total loans outstanding and other real estate	3.44%	4.31%	4.40%
Ratio of allowance for loan losses to nonperforming loans	45.80%	36.12%	36.53%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Schedule of Partially Charged Off Loans:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Period ending total loans outstanding (net of unearned income)	$472,910	$467,735
Allowance for loan and lease losses	7,172	7,061
Total Nonperforming loans	15,660	19,551
Nonperforming and impaired loans with partial charge-offs	5,744	7,487

Ratio of nonperforming loans with partial charge-offs to total loans	1.21%	1.60%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	36.68%	38.29%

Coverage ratio net of nonperforming loans with partial charge-offs	72.33%	58.53%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.54%	1.53%

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

As of March 31, 2011, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $13,418,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $5,710,000 for which specific allocations totaling $1,977,000 have been included within the loan loss reserve for these loans. The remaining $7,708,000 of loans requires no specific allocation within the loan loss reserve. The $13,418,000 pool of impaired loan relationships is comprised of $6,652,000 in real estate secured commercial relationships and $6,766,000 in business relationships. There are specific allocations against the real estate secured pool totaling $445,000, spread among six relationships composed primarily of customers engaged in real estate investment activities. The group of impaired business relationships with specific allocations is made up of twelve relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,532,000 has been set aside against these credits. Eleven manufacturing relationships account for $1,132,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $400,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $7,172,000 is adequate as of March 31, 2011.

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

Capital growth is achieved primarily by retaining more earnings than are paid out to shareholders. Shareholders’ equity increased during the three months ended March 31, 2011 by $904,000 or 1.88%, from December 31, 2010. Capital was positively impacted in 2011 by positive earnings during the year of $872,000 and an increase in other comprehensive income of $198,000, that offset the first quarter common dividend payment of $174,000.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of March 31, 2011, and December 31, 2010, as follows:

	Actual:		Minimum Capital Required:		Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Tier 1 Capital (to Average Assets)	$47,494	7.2%	$26,227	4.0%	$32,783	5.0%
Tier 1 Capital (to Risk Weighted Assets)	47,494	10.1%	18,747	4.0%	28,120	6.0%
Total Capital (to Risk Weighted Assets)	53,366	11.4%	37,494	8.0%	46,867	10.0%

As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,799	7.4%	$25,388	4.0%	$31,735	5.0%
Tier 1 Capital (to Risk Weighted Assets)	46,799	10.2%	18,357	4.0%	27,536	6.0%
Total Capital (to Risk Weighted Assets)	52,553	11.5%	36,714	8.0%	45,893	10.0%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

The preferred shares pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are non-voting, other than class voting rights on certain matters that could adversely affect the preferred shares. If dividends on the preferred shares have not been paid for an aggregate of six quarterly dividend periods or more, whether consecutive or not, Treasury will have the right to appoint two members of Mid Penn’s Board of Directors to serve until all accrued and unpaid dividends on the preferred shares have been paid.

Mid Penn is generally permitted, subject to consultation with the appropriate Federal banking agency, to redeem the Series A Preferred Stock without regard to the source of the funds to be used to redeem the Series A Preferred Stock or any minimum waiting period. If Mid Penn elects to redeem the Series A Preferred Stock prior to February 15, 2012, and receives approval from the Treasury and the Board of Governors of the Federal Reserve System, it must redeem at least $2,500,000 of the Series A Preferred Stock. Upon redemption of the Series A Preferred Stock, the Secretary of the Treasury is required to liquidate the warrants associated with Mid Penn’s participation in the CPP at the current market price. Any redemption is subject to the consent of the Board of Governors of the Federal Reserve System. Until December 19, 2011, or such earlier time as all preferred shares have been redeemed by Mid Penn or transferred by Treasury to third parties that are not affiliated with Treasury, Mid Penn may not, without Treasury’s consent, increase its dividend rate per share of common stock above the per share quarterly amount in effect immediately prior to October 14, 2008 ($0.20 per share) or, with certain limited exceptions, repurchase its common stock.

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

No material changes in the market risk strategy occurred during the current period and no material changes have been noted in Mid Penn’s equity value at risk. A detailed discussion of market risk is provided in the Form 10-K for the year ended December 31, 2010. Mid Penn enjoys a closely balanced position that does not place it at undue risk under any interest rate scenario. Deposit dollars in transaction accounts are discretionarily priced so management maintains significant pricing flexibility.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2011, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the quarter ended March 31, 2011, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes to the risk factors described in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Date: May 16, 2011

By	/S/ KEVIN W. LAUDENSLAGER
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date: May 16, 2011