Form 10-Q
period 2011-06-30
MID PENN BANCORP INC
filed 2011-08-15
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☒     No ☐

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

Yes ☐     No ☒

As of August 15, 2011, the registrant had 3,481,925 shares of common stock outstanding.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$10,127	$6,779
Interest-bearing balances with other financial institutions	860	884
Federal funds sold	—	5,238

Total cash and cash equivalents	10,987	12,901

Interest-bearing time deposits with other financial institutions	56,113	55,041
Available for sale investment securities	111,975	70,702
Loans and leases, net of unearned interest	479,582	467,735
Less: Allowance for loan and lease losses	(6,913)	(7,061)

Net loans and leases	472,669	460,674

Bank premises and equipment, net	13,289	13,185
Restricted investment in bank stocks	3,456	3,828
Foreclosed assets held for sale	584	596
Accrued interest receivable	2,669	2,632
Deferred income taxes	2,450	2,875
Goodwill	1,016	1,016
Core deposit and other intangibles, net	308	351
Cash surrender value of life insurance	7,768	7,638
Other assets	4,083	6,018

Total Assets	$687,367	$637,457

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$62,618	$60,228
Interest bearing demand	58,094	44,578
Money Market	246,188	209,936
Savings	27,822	26,466
Time	211,324	213,774

Total Deposits	606,046	554,982
Short-term borrowings	1,922	1,561
Long-term debt	22,793	27,883
Accrued interest payable	1,769	1,111
Other liabilities	3,758	3,719

Total Liabilities	636,288	589,256
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,481,925 shares issued and outstanding at June 30, 2011 and 3,479,780 at December 31, 2010	3,482	3,480
Additional paid-in capital	29,819	29,810
Retained earnings	6,336	4,875
Accumulated other comprehensive income	1,442	36

Total Shareholders’ Equity	51,079	48,201

Total Liabilities and Shareholders’ Equity	$687,367	$637,457

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
INTEREST INCOME
Interest & fees on loans and leases	$7,284	$6,996	$14,019	$13,708
Interest on interest-bearing time deposits with financial institutions	155	208	317	424
Interest and dividends on investment securities:
U.S. Treasury and government agencies	325	189	547	352
State and political subdivision obligations, tax-exempt	302	281	625	538
Other securities	3	3	6	6
Interest on federal funds sold and securities purchased under agreements to resell	6	8	14	11

Total Interest Income	8,075	7,685	15,528	15,039

INTEREST EXPENSE
Interest on deposits	2,241	2,348	4,436	4,820
Interest on short-term borrowings	1	2	3	13
Interest on long-term debt	243	310	516	680

Total Interest Expense	2,485	2,660	4,955	5,513

Net Interest Income	5,590	5,025	10,573	9,526
PROVISION FOR LOAN AND LEASE LOSSES	550	925	750	1,085

Net Interest Income After Provision for Loan and Lease Losses	5,040	4,100	9,823	8,441

NONINTEREST INCOME
Income from fiduciary activities	115	137	210	232
Service charges on deposits	189	324	372	656
Earnings from cash surrender value of life insurance	65	68	130	136
Mortgage banking income	80	72	203	142
Other income	256	300	548	551

Total Noninterest Income	705	901	1,463	1,717

NONINTEREST EXPENSE
Salaries and employee benefits	2,401	2,156	4,602	4,262
Occupancy expense, net	244	194	552	449
Equipment expense	318	335	662	693
Pennsylvania Bank Shares tax expense	121	117	242	219
FDIC Assessment	217	203	531	404
Legal and professional fees	141	143	228	281
Director fees and benefits expense	72	78	145	154
Marketing and advertising expense	95	75	158	143
Computer expense	163	124	329	260
Telephone expense	92	92	186	179
(Gain) Loss on sale/write-down of foreclosed assets	(31)	(12)	(59)	120
Core deposit intangible amortization	17	16	33	32
Other expenses	558	531	1,099	1,125

Total Noninterest Expense	4,408	4,052	8,708	8,321

INCOME BEFORE PROVISION FOR INCOME TAXES	1,337	949	2,578	1,837
Provision for income taxes	278	158	519	311

NET INCOME	1,059	791	2,059	1,526
Preferred stock dividends and discount accretion	129	129	257	257

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$930	$662	$1,802	$1,269

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.27	$0.19	$0.52	$0.36
Diluted Earnings Per Common Share	$0.27	$0.19	$0.52	$0.36
Cash Dividends	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2010	$10,000	$3,480	$29,810	$4,875	$36	$48,201
Comprehensive income:
Net income	—	—	—	2,059	—	2,059
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	1,402	1,402
Defined benefit plans, net of tax effects	—	—	—	—	4	4

Total comprehensive income						3,465

Cash dividends	—	—	—	(348)	—	(348)
Employee Stock Purchase Plan	—	2	16	—	—	18
Preferred dividends	—	—	—	(250)	—	(250)
Amortization of warrant cost	—	—	(7)	—	—	(7)

Balance, June 30, 2011	$10,000	$3,482	$29,819	$6,336	$1,442	$51,079

Balance, December 31, 2009	$10,000	$3,480	$29,824	$2,627	$773	$46,704
Comprehensive income:
Net income	—	—	—	1,526	—	1,526
Change in net unrealized loss on securities available for sale, net of tax effects	—	—	—	—	(18)	(18)
Defined benefit plans, net of tax effects	—	—	—	—	7	7

Total comprehensive income						1,515

Preferred dividends	—	—	—	(250)	—	(250)
Amortization of warrant cost	—	—	(7)	—	—	(7)

Balance, June 30, 2010	$10,000	$3,480	$29,817	$3,903	$762	$47,962

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Operating Activities:
Net Income	$2,059	$1,526
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	750	1,085
Depreciation	630	643
Amortization of intangibles	43	15
Net amortization of securities premiums	1,532	124
Earnings on cash surrender value of life insurance	(130)	(136)
(Gain) loss on sale / write-down of foreclosed assets	(59)	120
Deferred income tax benefit	(292)	(621)
(Increase) decrease in accrued interest receivable	(37)	99
Decrease in other assets	1,928	1,283
Increase in accrued interest payable	658	255
Increase (decrease) in other liabilities	39	(114)

Net Cash Provided by Operating Activities	7,121	4,279

Investing Activities:
Net increase in interest-bearing balances	(1,072)	(2,023)
Proceeds from the maturity of investment securities	9,008	4,378
Purchases of investment securities	(49,689)	(14,413)
Redemptions of restricted investment in bank stock	372	—
Net (increase) decrease in loans and leases	(13,152)	6,619
Purchases of bank premises and equipment	(734)	(1,287)
Proceeds from sale of foreclosed assets	477	197

Net Cash Used in Investing Activities	(54,790)	(6,529)

Financing Activities:
Net increase in demand deposits and savings accounts	53,514	65,170
Net decrease in time deposits	(2,450)	(33,065)
Net increase (decrease) in short-term borrowings	361	(13,933)
Preferred stock dividend paid	(250)	(250)
Common stock dividend paid	(348)	—
Employee Stock Purchase Plan	18	—
Long-term debt repayment	(5,090)	(10,086)

Net Cash Provided by Financing Activities	45,755	7,836

Net (decrease) increase in cash and cash equivalents	(1,914)	5,586
Cash and cash equivalents, beginning of period	12,901	8,960

Cash and cash equivalents, end of period	$10,987	$14,546

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,297	$5,258
Income taxes paid	565	—
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$406	$324

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements for 2011 and 2010 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”) and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the June 30, 2010 balances have been reclassified to conform to the 2011 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2010.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2011 and December 31, 2010, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$29,185	$1,235	$—	$30,420
Mortgage-backed U.S. government agencies	48,194	622	52	48,764
State and political subdivision obligations	31,956	889	298	32,547
Equity securities	250	—	6	244

	$109,585	$2,746	$356	$111,975

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$16,726	$668	$—	$17,394
Mortgage-backed U.S. government agencies	25,528	144	285	25,387
State and political subdivision obligations	27,932	481	735	27,678
Equity securities	250	—	7	243

	$70,436	$1,293	$1,027	$70,702

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Mid Penn’s sole equity security is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at June 30, 2011 and December 31, 2010, is reported at fair value.

Investment securities having a fair value of $85,501,000 at June 30, 2011, and $37,259,000 at December 31, 2010, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$7,883	$30	$3,438	$22	$11,321	$52
State and political subdivision obligations	5,960	208	1,426	90	7,386	298
Equity securities	—	—	244	6	244	6

Total temporarily impaired available for sale securities	$13,843	$238	$5,108	$118	$18,951	$356

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$13,032	$285	$—	$—	$13,032	$285
State and political subdivision obligations	11,318	668	808	67	12,126	735
Equity securities	—	—	243	7	243	7

Total temporarily impaired available for sale securities	$24,350	$953	$1,051	$74	$25,401	$1,027

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

At June 30, 2011, Mid Penn had 21 debt securities with unrealized losses. These securities have depreciated 1.75% from their amortized cost basis. At December 31, 2010, 30 debt securities with unrealized losses had depreciated 3.60% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$5,037	$5,065	$7,791	$7,825
Due after 1 year but within 5 years	22,323	22,986	6,319	6,558
Due after 5 years but within 10 years	14,560	15,480	15,245	16,014
Due after 10 years	19,221	19,436	15,303	14,675

	61,141	62,967	44,658	45,072

Mortgage-backed securities	48,194	48,764	25,528	25,387
Equity securities	250	244	250	243

	$109,585	$111,975	$70,436	$70,702

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Mortgage-backed securities at June 30, 2011 had an average life of 2.2 years compared to an average life of 3.7 years at December 31, 2010. New investment purchases in this category have shorter average lives than the portfolio at December 31, 2010.

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

The largest component of Mid Penn’s consumer loan portfolio consists of fixed rate home equity loans and variable rate home equity lines of credit. Substantially all home equity loans and lines of credit are secured by second mortgages on principal residences. The Bank will lend amounts, which, together with all prior liens, typically may be up to 85% of the appraised value of the property securing the loan. Home equity term loans may have maximum terms up to 20 years while home equity lines of credit generally have maximum terms of five years.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of June 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands) June 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$75,307	$2,360	$4,753	$—	$82,420
Commercial real estate	273,208	5,947	16,372	—	295,527
Commercial real estate - construction	22,044	643	762	—	23,449
Lease financing	2,076	—	130	—	2,206
Residential mortgage	45,999	—	68	—	46,067
Home equity	21,282	232	752	—	22,266
Consumer	7,223	424	—	—	7,647

	$447,139	$9,606	$22,837	$—	$479,582

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$63,195	$1,830	$2,803	$—	$67,828
Commercial real estate	262,743	6,421	16,537	—	285,701
Commercial real estate - construction	34,495	2,768	1,565	—	38,828
Lease financing	2,177	—	277	—	2,454
Residential mortgage	43,960	—	106	—	44,066
Home equity	19,708	308	352	—	20,368
Consumer	8,058	432	—	—	8,490

	$434,336	$11,759	$21,640	$—	$467,735

Impaired loans by loan portfolio class as of June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011			December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$662	$1,745	$—	$766	$1,730	$—
Commercial real estate	4,502	7,360	—	7,414	10,642	—
Commercial real estate - construction	762	907	—	1,565	1,957	—
Lease financing	130	185	—	169	211	—
Residential mortgage	68	73	—	96	99	—
Home equity	254	409	—	113	516	—

With an allowance recorded:
Commercial and industrial	$457	$592	$371	$896	$1,518	$685
Commercial real estate	3,547	5,192	902	4,218	5,839	1,166
Residential mortgage	—	—	—	10	10	10
Home equity	19	23	19	22	113	22

Total:
Commercial and industrial	$1,119	$2,337	$371	$1,662	$3,248	$685
Commercial real estate	8,049	12,552	902	11,632	16,481	1,166
Commercial real estate - construction	762	907	—	1,565	1,957	—
Lease financing	130	185	—	169	211	—
Residential mortgage	68	73	—	106	109	10
Home equity	273	432	19	135	629	22

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for three and six months ended June 30, 2011 are summarized as follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$972	$84	$1,033	$84
Commercial real estate	4,583	264	6,003	265
Commercial real estate - construction	844	18	1,249	18
Lease financing	150	—	162	—
Residential mortgage	69	11	71	12
Home equity	265	—	271	—

With an allowance recorded:
Commercial and industrial	$459	$—	$476	$—
Commercial real estate	3,593	—	3,748	—
Home equity	20	—	24	—

Total:
Commercial and industrial	$1,431	$84	$1,509	$84
Commercial real estate	8,176	264	9,751	265
Commercial real estate - construction	844	18	1,249	18
Lease financing	150	—	162	—
Residential mortgage	69	11	71	12
Home equity	285	—	295	—

Non-accrual loans by loan portfolio class as of June 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial and industrial	$1,085	$1,839
Commercial real estate	8,058	11,878
Commercial real estate - construction	762	1,565
Lease financing	130	219
Residential mortgage	1,329	1,376
Home equity	273	320
Consumer	—	31

	$11,637	$17,228

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of June 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands) June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$664	$—	$995	$1,659	$80,761	$82,420	$—
Commercial real estate	3,323	177	6,112	9,612	285,915	295,527	295
Commercial real estate - construction	—	55	762	817	22,632	23,449	—
Lease financing	—	—	—	—	2,206	2,206	—
Residential mortgage	254	115	999	1,368	44,699	46,067	—
Home equity	—	60	233	293	21,973	22,266	—
Consumer	33	4	—	37	7,610	7,647	—

Total	$4,274	$411	$9,101	$13,786	$465,796	$479,582	$295

(Dollars in thousands) December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$112	$186	$1,652	$1,950	$65,878	$67,828	$—
Commercial real estate	1,670	469	4,954	7,093	278,608	285,701	—
Commercial real estate - construction	—	—	931	931	37,897	38,828	—
Lease financing	—	—	1	1	2,453	2,454	1
Residential mortgage	823	133	870	1,826	42,240	44,066	—
Home equity	330	—	238	568	19,800	20,368	—
Consumer	369	11	49	429	8,061	8,490	18

Total	$3,304	$799	$8,695	$12,798	$454,937	$467,735	$19

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2011 was as follows:

(Dollars in thousands)	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
April 1, 2011	$2,442	$3,833	$181	$1	$310	$320	$49	$36	$7,172
Charge-offs	(535)	(176)	—	—	(45)	(40)	(35)	—	(831)
Recoveries	4	8	—	—	—	—	10	—	22
Provisions	675	(1)	(129)	—	69	32	25	(121)	550

Ending balance	$2,586	$3,664	$52	$1	$334	$312	$49	$(85)	$6,913

(Dollars in thousands)	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
January 1, 2011	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061
Charge-offs	(535)	(216)	—	—	(77)	(40)	(86)	—	(954)
Recoveries	13	17	—	5	1	3	17	—	56
Provisions	661	247	(107)	(5)	191	(14)	57	(280)	750

Ending balance	$2,586	$3,664	$52	$1	$334	$312	$49	$(85)	$6,913

The allowance for loan and lease losses and recorded investment in financing receivables as of June 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands) June 30, 2011	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,586	$3,664	$52	$1	$334	$312	$49	$(85)	$6,913

Ending balance: individually evaluated for impairment	$371	$902	$—	$—	$—	$19	$—	$—	$1,292

Ending balance: collectively evaluted for impairment	$2,215	$2,762	$52	$1	$334	$293	$49	$(85)	$5,621

Loans receivables:
Ending balance	$82,420	$295,527	$23,449	$2,206	$46,067	$22,266	$7,647	$—	$479,582

Ending balance: individually evaluted for impairment	$1,119	$8,049	$762	$130	$68	$273	$—	$—	$10,401

Ending balance: collectively evaluated for impairment	$81,301	$287,478	$22,687	$2,076	$45,999	$21,993	$7,647	$—	$469,181

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2010	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061

Ending balance: individually evaluated for impairment	$685	$1,166	$—	$—	$10	$22	$—	$—	$1,883

Ending balance: collectively evaluted for impairment	$1,762	$2,450	$159	$1	$209	$341	$61	$195	$5,178

Loans receivables:
Ending balance	$67,828	$285,701	$38,828	$2,454	$44,066	$20,368	$8,490	$—	$467,735

Ending balance: individually evaluted for impairment	$1,662	$11,632	$1,565	$169	$106	$135	$—	$—	$15,269

Ending balance: collectively evaluated for impairment	$66,166	$274,069	$37,263	$2,285	$43,960	$20,233	$8,490	$—	$452,466

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

There were no transfers of assets between fair value Level 1 and Level 2 for the six months ended June 30, 2011. The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at June 30, 2011 using:
(Dollars in thousands) Assets:	Total carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$30,420	$—	$30,420	$—
Mortgage-backed U.S. government agencies	48,764	—	48,764	—
State and political subdivision obligations	32,547	—	32,547	—
Equity securities	244	244	—	—

	$111,975	$244	$111,731	$—

		Fair value measurements at December 31, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$17,394	$—	$17,394	$—
Mortgage-backed U.S. government agencies	25,387	—	25,387	—
State and political subdivision obligations	27,678	—	27,678	—
Equity securities	243	243	—	—

	$70,702	$243	$70,459	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

		Fair value measurements at June 30, 2011 using:
(Dollars in thousands) Assets:	Total carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$2,731	$—	$—	$2,731
Foreclosed Assets Held for Sale	135	—	—	135

		Fair value measurements at December 31, 2010 using:
(Dollars in thousands) Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$3,263	$—	$—	$3,263
Foreclosed Assets Held for Sale	299	—	—	299

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,987	$10,987	$12,901	$12,901
Interest-bearing balances with other financial institutions	56,113	56,113	55,041	55,041
Investment securities	111,975	111,975	70,702	70,702
Net loans and leases	472,669	495,297	460,674	481,248
Restricted investment in bank stocks	3,456	3,456	3,828	3,828
Accrued interest receivable	2,669	2,669	2,632	2,632

Financial liabilities:
Deposits	$606,046	$613,026	$554,982	$560,843
Short-term borrowings	1,922	1,922	1,561	1,561
Long-term debt	22,793	24,253	27,883	28,318
Accrued interest payable	1,769	1,769	1,111	1,111

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

5. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $9,089,000 and $10,048,000 of standby letters of credit outstanding as of June 30, 2011 and December 31, 2010, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of June 30, 2011 for payment under standby letters of credit issued was not material.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

6. Short-term Borrowings

Short-term borrowings as of June 30, 2011 and December 31, 2010 consisted of:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Federal funds purchased	$1,034	$—
Securities sold under repurchase agreements	194	578
Treasury, tax and loan notes	694	983

	$1,922	$1,561

Short-term borrowings are comprised primarily of federal funds purchased and Treasury tax and loan notes. Federal funds purchased are the short term borrowings needed to manage the Banks overnight liquidity needs. Investment securities are pledged in sufficient amounts to collateralize repurchase agreements. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

7. Long-term Debt

During the three and six months ended June 30, 2011, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the three months ended June 30, 2011, no long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured. During the six months ended June 30, 2011, $5,000,000 in long-term borrowings, at an interest rate of 5.13%, matured with the Federal Home Loan Bank of Pittsburgh and were not renewed.

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

The components of net periodic benefit costs from these benefit plans are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$6	$6	$5	$5
Interest cost	13	13	11	11
Amortization of prior service cost	5	5	—	—
Amortization of net gain	—	—	—	(3)

Net periodic benefit cost	$24	$24	$16	$13

(Dollars in thousands)	Six Months Ended June 30,
	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Service cost	$12	$12	$10	$10
Interest cost	26	26	22	22
Amortization of prior service cost	10	10	—	—
Amortization of net gain	—	—	—	(6)

Net periodic benefit cost	$48	$48	$32	$26

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

9. Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income. Changes in certain assets and liabilities such as unrealized gains (losses) on securities available for sale and the liability associated with defined benefit plans, are reported as a separate component of the shareholders’ equity section of the balance sheet. Such items, along with net income, are components of comprehensive income (loss). The components of other comprehensive income (loss) and the related tax effects are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Change in unrealized holding gains (losses) on available for sale securities	$1,825	$235	$2,124	$(27)
Less reclassification adjustment for gains realized in income	—	—	—	—

Net unrealized gains (losses)	1,825	235	2,124	(27)

Change in defined benefit plans	4	3	6	9

Other comprehensive income (loss)	1,829	238	2,130	(18)
Income tax effect	(621)	(80)	(724)	7

Net of tax amount	$1,208	$158	$1,406	$(11)

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income
Balance—June 30, 2011	$1,578	$(136)	$1,442

Balance—December 31, 2010	$176	$(140)	$36

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The computations of basic earnings per common share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net Income	$1,059	$791	$2,059	$1,526
Less: Dividends on preferred stock	(125)	(125)	(250)	(250)
Accretion of preferred stock discount	(4)	(4)	(7)	(7)

Net income available to common shareholders	$930	$662	$1,802	$1,269
Weighted average common shares outstanding	3,480,750	3,479,780	3,480,282	3,479,780
Basic earnings per common share	$0.27	$0.19	$0.52	$0.36

The computations of diluted earnings per common share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net income available to common shareholders	$930	$662	$1,802	$1,269
Weighted average number of common shares outstanding	3,480,750	3,479,780	3,480,282	3,479,780
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—	—

Adjusted weighted-average common shares outstanding	3,480,750	3,479,780	3,480,282	3,479,780
Diluted earnings per common share	$0.27	$0.19	$0.52	$0.36

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2011, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

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

ASU 2011-03: The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 31, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2011-04: This ASU amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The ASU clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The ASU also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The ASU also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. For nonpublic entities, the ASU is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2011-05: The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate but consecutive statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 31, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2011, compared to year-end 2010, and the Results of Operations for the three and six months ended June 30, 2011, compared to the same period in 2010.

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

Results of Operations

Overview

Net income available to common shareholders was $930,000, $0.27 per common share, for the quarter ended June 30, 2011, as compared to net income available to common shareholders of $662,000, or $0.19 per common share, for the quarter ended June 30, 2010. During the six months ended June 30, 2011, net income available to common shareholders was $1,802,000, or $0.52 per common share, versus $1,269,000, or $0.36 per common share for the same period in 2010.

Net interest income increased $565,000, or 11.2%, to $5,590,000 for the quarter ended June 30, 2011 from $5,025,000 during the quarter ended June 30, 2010. Through the first six months of 2011, net interest income increased $1,047,000, or 11.0%, to $10,573,000 from $9,526,000 during the same period in 2010. This increase has been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the second quarter of 2011 was $550,000, compared to $925,000 in the second quarter of 2010. During the six months ended June 30, 2011, the provision for loan and lease losses was $750,000 compared to $1,085,000 for the six months ended June 30, 2010.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Return on average assets	0.62%	0.51%	0.62%	0.50%
Return on average equity	8.53%	6.65%	8.44%	6.48%

Total assets increased to $687,367,000 at June 30, 2011, from $637,457,000 at December 31, 2010. This asset increase was driven by strong core deposit growth through the first six months of 2011 with total deposits of $606,046,000 at June 30, 2011, compared to $554,982,000 at December 31, 2010, an increase of approximately $51 million. This growth in core deposits led to an increase in federal funds sold, and is being deployed to replace maturing long-term borrowings, and into investments and loans to maximize the return on these new funds.

The funding side of Mid Penn has continued the transformation begun in 2009. Deposit growth remained strong, as noted above, during the first six months of 2011. This increase in deposits was primarily the result of an attractive money market rate, and the building of relationship-based core deposit accounts from the extensive portfolio of commercial real estate borrowers. In addition to the ongoing efforts to place these funds into loans and investments, during the first six months of 2011, $5,000,000 of long-term FHLB debt has matured and been replaced with core deposits at a more advantageous rate structure. These strategies have improved the cost of funds and overall net interest margin despite continued downward pressure on asset yields.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential - taxable equivalent basis

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
(Dollars in thousands)	Average	Interest	Rate (%)	Average	Interest	Rate (%)
ASSETS:
Interest Earning Balances	$59,868	$317	1.07%	$39,911	$424	2.14%
Investment Securities:
Taxable	61,381	547	1.80%	24,026	358	3.00%
Tax-Exempt	30,037	953	6.40%	25,470	815	6.45%

Total Investment Securities	91,418			49,496

Federal Funds Sold	10,884	14	0.26%	8,081	11	0.27%
Loans and Leases, Net	471,449	14,214	6.08%	476,017	13,902	5.89%
Restricted Investment in Bank Stocks	3,938	—	0.00%	4,029	—	0.00%

Total Earning Assets	637,557	16,045	5.07%	577,534	15,510	5.42%
Cash and Due from Banks	7,273			7,888
Other Assets	25,339			26,607

Total Assets	$670,169			$612,029

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$51,665	58	0.23%	$48,703	30	0.12%
Money Market	237,433	1,604	1.36%	139,510	1,018	1.47%
Savings	27,220	7	0.05%	27,203	8	0.06%
Time	212,735	2,767	2.62%	252,145	3,764	3.01%
Short-term Borrowings	1,020	3	0.59%	5,540	13	0.47%
Long-term Debt	24,053	516	4.33%	29,809	680	4.60%

Total Interest Bearing Liabilities	554,126	4,955	1.80%	502,910	5,513	2.21%
Demand Deposits	60,218			56,059
Other Liabilities	6,632			5,605
Shareholders’ Equity	49,193			47,455

Total Liabilities and Shareholders’ Equity	$670,169			$612,029

Net Interest Income		$11,090			$9,997

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.07%			5.42%
Rate on Supporting Liabilities			1.80%			2.21%
Average Interest Spread			3.27%			3.21%
Net Interest Margin			3.51%			3.49%

For the six months ended June 30, 2011, Mid Penn’s taxable-equivalent net interest margin increased to 3.51%, from 3.49%, as compared to the six months ended June 30, 2010, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first six months of 2011, increased to $11,090,000 from $9,997,000 in the first six months of 2010, related to the changing composition of interest bearing liabilities and the growth in average earning assets, which increased 10.4% from June 30, 2010 to June 30, 2011. In spite of increasing earning assets, the positive impact on net interest margin has been dampened by the continued lack of qualified borrowers. Average loans and leases decreased $4,568,000 from June 30, 2010 to June 30, 2011. Earning asset growth has been concentrated primarily in the area of investment securities which carry an average yield of 3.33% during the six months ended June 30, 2011 versus 4.78% during the six months ended June 30, 2010.

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

During the first six months of 2011, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, Mid Penn has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2010 to June 30, 2011. The provision for loan and lease losses was $550,000 for the three months ended June 30, 2011, as compared to $925,000 for the three months ended June 30, 2010. During the six months ended June 30, 2011, the provision for loan and lease losses was $750,000, as compared to $1,085,000 for the six months ended June 30, 2010. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $196,000, or 21.8%, during the second quarter of 2011 versus the second quarter of 2010. During the six months ended June 30, 2011, noninterest income decreased $254,000, or 14.8%, versus the same period in 2010. The following components of noninterest income showed significant changes:

	Three Months Ended June 30,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Income from fiduciary activities	$115	$137	$(22)	-16.1%
Service charges on deposits	189	324	(135)	-41.7%
Other income	256	300	(44)	-14.7%

	Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Income from fiduciary activities	$210	$232	$(22)	-9.5%
Service charges on deposits	372	656	(284)	-43.3%
Mortgage banking income	203	142	61	43.0%

Income from fiduciary activities decreased during the three and six months ended June 30, 2011 versus the same period in 2010. This decrease was the result of weaker sales of third party mutual funds during these periods in 2011. Service charges on deposits, primarily fees from insufficient funds, have decreased during both the three and six months ended June 30, 2011. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. In addition to this behavioral change, Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges on electronic transactions, which has resulted in a reduction in NSF revenue. Helping to offset this reduction in revenue is the increase in mortgage banking income during the six months ended June 30, 2011 versus the same period in 2010. Historically low long-term mortgage rates have triggered a wave of refinancing activity, improving fee income from this line of business. The negative variance in other income is primarily the result of reduced volume in letters of credit to commercial borrowers and net expenses associated with amortization of mortgage servicing rights on the Bank’s sold mortgage portfolio to Fannie Mae.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Noninterest Expenses

Noninterest expenses increased $356,000 or 8.8% during the second quarter of 2011, versus the same period in 2010. During the six months ended June 30, 2011, noninterest expenses increased $387,000, or 4.7%, versus the same period in 2010. The changes were primarily a result of the following components of noninterest expense:

	Three Months Ended June 30,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Salaries and employee benefits	$2,401	$2,156	$245	11.4%
Occupancy expense	244	194	50	25.8%
Marketing and advertising expense	95	75	20	26.7%
Computer expense	163	124	39	31.5%

	Six Months Ended June 30,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Salaries and employee benefits	$4,602	$4,262	$340	8.0%
Occupancy expense	552	449	103	22.9%
FDIC Assessment	531	404	127	31.4%
Legal and professional fees	228	281	(53)	-18.9%
Computer expense	329	260	69	26.5%
(Gain) Loss on sale/write-down of foreclosed assets	(59)	120	(179)	-149.2%

Salaries and employee benefits have shown increases during the three and six months ended June 30, 2011, due to the hiring of experienced team members to bolster compliance functions and to add depth to the operations areas of Mid Penn. Occupancy expense for the three and six months ended June 30, 2011 increased $50,000 and $103,000 from the same periods in 2010 respectively. This increase was attributable to an increase in utility costs and real estate taxes between the two periods. In addition, Mid Penn recognized a full quarter of depreciation expense on the new Derry Street office that was opened in June of 2010. The negative variance in marketing and advertising expense was the result of increased use of direct mail marketing surrounding the re-opening of the Camp Hill office and a spring loan promotion. The negative variance in FDIC Assessment during the six months ended June 30, 2011, was driven by the growth in the deposit base used in the calculation. Legal and professional fees for the six months ended June 30, 2011 have decreased from the same period in 2010. During 2010, employee search services were utilized to fill specialized positions within the organization. Also, Mid Penn utilized technology consultants to assist in reorganizing computer hardware assets to gain greater functionality. Computer expenses have increased during the three and six months ended June 30, 2011, due to increasing annual maintenance costs on hardware and software components as well as the addition of new components to support enhanced online banking capabilities. A positive variance during the period was the (gain) loss on sale/write-down of foreclosed assets. Real estate values for these distressed properties have stabilized and their liquidation has been able to proceed in a more orderly manner, preventing unanticipated losses at the time of sale.

Income Taxes

The provision for income taxes was $278,000 for the three months ended June 30, 2011, as compared to the provision for income taxes of $158,000 in the same period last year. The effective tax rate for the three months ended June 30, 2011, was 20.8% compared to 16.6% for the three months ended June 30, 2010. The provision for income taxes for the six months ended June 30, 2011 was $519,000, as compared to $311,000 during the same period of 2010. The effective tax rate for the six months ended June 20, 2011, was 20.1% compared to 16.9% for the six months ended June 30, 2010. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits. The higher effective tax rate in both the three and six months ended June 30, 2011 versus the same period in 2010 is a result of the reduced marginal impact these tax exempt elements have within the Corporation’s increasing income stream. The realization of deferred tax assets is dependent on future earnings. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first six months of 2011, Mid Penn experienced an increase in loans outstanding. Residential real estate loans have increased during the first six months of 2011, aided by historically low long-term mortgage rates triggering a wave of refinancing activity. Commercial, industrial, and agricultural balances showed a modest increase as requests from creditworthy borrowers have begun to increase. Balances in the other components of the loan portfolio have eroded through contractual payments and the refinancing of real estate secured debt by borrowers with equity in their properties. While loan demand has shown modest improvement, Mid Penn is still experiencing weaker than normal loan

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

demand during the first six months of 2011 despite a desire to sensibly lend to support creditworthy existing, and new customers in our marketplace.

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate, construction and land development	$243,911	50.9%	$252,915	54.1%
Commercial, industrial and agricultural	84,644	17.6%	70,295	15.0%
Real estate – residential	143,398	29.9%	136,048	29.1%
Consumer	7,629	1.6%	8,477	1.8%

	$479,582	100.0%	$467,735	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania. This region currently, and historically, has lower unemployment than the U.S. as a whole. This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends. At June 30, 2011 the unadjusted unemployment rate for the Harrisburg/Carlisle area was 6.9% versus the seasonally adjusted national unemployment rate of 9.2%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first six months of 2011, Mid Penn had net charge-offs of $898,000 compared to net charge-offs of $740,000 during the same period of 2010. Loans charged off during the first six months of 2011 were comprised of eight commercial loans totaling $535,000, six commercial real estate loans totaling $216,000, five real estate loans totaling $73,000, and three leases totaling $8,000. The remaining $122,000 was comprised primarily of various consumer loans. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the six months ended June 30, 2011 and 2010 are summarized as follows:

Analysis of the Allowance for Loan and Lease Losses:

(Dollars in thousands)	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Average total loans outstanding (net of unearned income)	$471,449	$476,017
Period ending total loans outstanding (net of unearned income)	$479,582	$472,702

Balance, beginning of period	$7,061	$7,686

Loans charged off during period	(954)	(789)
Recoveries of loans previously charged off	56	49

Net chargeoffs	(898)	(740)

Provision for loan and lease losses	750	1,085

Balance, end of period	$6,913	$8,031

Ratio of net loans charged off to average loans outstanding (annualized)	0.38%	0.31%
Ratio of allowance for loan losses to net loans at end of period	1.44%	1.70%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

impairment analysis.

At June 30, 2011, total nonperforming loans amounted to $12,268,000, or 2.56% of loans and leases net of unearned income, as compared to levels of $19,551,000, or 4.18%, at December 31, 2010 and $18,763,000, or 3.97%, at June 30, 2010.

Schedule of Nonperforming Assets:

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Nonperforming Assets:
Nonaccrual loans	$11,637	$17,228	$18,433
Loans renegotiated with borrowers	631	2,323	330

Total nonperforming loans	12,268	19,551	18,763

Foreclosed real estate	584	596	656

Total non-performing assets	12,852	20,147	19,419

Accruing loans 90 days or more past due	295	19	372

Total risk elements	$13,147	$20,166	$19,791

Nonperforming loans as a % of total loans outstanding	2.56%	4.18%	3.97%
Nonperforming assets as a % of total loans outstanding and other real estate	2.68%	4.31%	4.10%
Ratio of allowance for loan losses to nonperforming loans	56.35%	36.12%	42.80%

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

Schedule of Partially Charged Off Loans:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Period ending total loans outstanding (net of unearned income)	$479,582	$467,735
Allowance for loan and lease losses	6,913	7,061
Total Nonperforming loans	12,268	19,551
Nonperforming and impaired loans with partial charge-offs	5,464	7,487

Ratio of nonperforming loans with partial charge-offs to total loans	1.14%	1.60%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	44.54%	38.29%

Coverage ratio net of nonperforming loans with partial charge-offs	101.60%	58.53%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.46%	1.53%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

As of June 30, 2011, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $10,401,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $4,024,000 for which specific allocations totaling $1,292,000 have been included within the loan loss reserve for these loans. The remaining $6,377,000 of loans requires no specific allocation within the loan loss reserve. The $10,401,000 pool of impaired loan relationships is comprised of $7,414,000 in real estate secured commercial relationships and $2,987,000 in business relationships. There are specific allocations against the real estate secured pool totaling $221,000, spread among seven relationships composed primarily of customers engaged in real estate investment activities. The group of

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

impaired business relationships with specific allocations is made up of six unaffiliated relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,071,000 has been set aside against these credits. Five unrelated manufacturing relationships account for $371,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $700,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,913,000 is adequate as of June 30, 2011.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

enough of the corporation’s earnings have been paid to shareholders and the buildup makes it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward. For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Capital growth is achieved primarily by retaining more earnings than are paid out to shareholders. Shareholders’ equity increased during the six months ended June 30, 2011 by $2,878,000 or 5.97%, from December 31, 2010. Capital has been positively impacted in 2011 by positive earnings of $1,802,000 and an increase in other comprehensive income of $1,406,000 that offset common dividend payments of $348,000.

The Small Business Jobs and Credit Act was signed into law on September, 27, 2010, which created a $30 billion Small Business Lending Fund (the “SBLF”) to provide community banks with capital to increase small business lending. Generally, bank holding companies with assets equal to or less than $10 billion are eligible to apply for and receive a capital investment from the SBLF in an amount equal to 3-5% of risk-weighted assets. The deadline to apply to receive capital under the SBLF was March 31, 2011.

The capital investment will take the form of preferred stock carrying a 5% dividend, which has the potential to decrease to as low as 1% if the participant sufficiently increases small business lending within the first two and one-half years. If the participant does not increase small business lending by at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%. After four and one-half years, the dividend will increase to 9% regardless of the participant’s small business lending.

During March 2011, Mid Penn applied for participation in the SBLF. Management requested up to $20,000,000 of capital, of which $10,000,000 would be used to refinance, with applicable regulatory approvals, all of the outstanding preferred stock issued under the U.S. Treasury’s Capital Purchase Program (the “CPP”). There are no immediate plans to repurchase the outstanding common stock warrant issued under the CPP. Funds from the SBLF would be used primarily to support increased lending to creditworthy small businesses. The SBLF provides an attractive opportunity to Mid Penn to obtain Tier 1 capital, lower the preferred stock dividend rate, and to remove restrictions associated with the CPP. However, there can be no assurance that Mid Penn’s application to participate in the SBLF will be approved or, if approved, the amount taken may be less than requested, or the Treasury could require matching private capital. The statutory deadline for the Treasury to distribute funds is September 27, 2011.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of June 30, 2011, and December 31, 2010, as follows:

	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well-Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Tier 1 Capital (to Average Assets)	$48,336	7.1%	$27,193	4.0%	$33,991	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,336	10.3%	18,783	4.0%	28,175	6.0%
Total Capital (to Risk Weighted Assets)	54,220	11.5%	37,567	8.0%	46,959	10.0%

As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,799	7.4%	$25,388	4.0%	$31,735	5.0%
Tier 1 Capital (to Risk Weighted Assets)	46,799	10.2%	18,357	4.0%	27,536	6.0%
Total Capital (to Risk Weighted Assets)	52,553	11.5%	36,714	8.0%	45,893	10.0%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

MID PENN BANCORP, INC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2010, as reported in Mid Penn’s Form 10-K filed with the SEC on March 15, 2011.

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2011, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the six months ended June 30, 2011, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In July 2011, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade. The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which the Corporation invests and receives lines of credit from on negative watch and a downgrade of the United States credit rating would trigger a similar downgrade in the credit rating of these government-sponsored enterprises. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded if the United States credit rating is downgraded. The impact that these credit rating downgrades may have on the national and local economy could have an adverse effect on the corporation’s financial condition and results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved)

ITEM 5 – OTHER INFORMATION

None

MID PENN BANCORP, INC.

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

•

Exhibit 3(iii) – The Registrant’s Amended and Restated By-laws (Incorporated by reference to Exhibit 3(iii) to Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 30, 2010.)

•

Exhibit 4 – Warrants for Purchase of Shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008).

•	Exhibit 11 – Statement regarding the computation of Per Share Earnings. (Incorporated by reference to Part I Item 1 of this Quarterly Report on Form 10-Q.)

•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase

•	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase

•	Exhibit 101.INS – XBRL Instance Document

•	Exhibit 101.SCH – XBRL Taxonomy Extension Schema

•	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase

•	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
(Registrant)

By	/S/ RORY G. RITRIEVI
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date: August 15, 2011

By	/S/ KEVIN W. LAUDENSLAGER
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date: August 15, 2011