Form 10-Q
period 2011-09-30
MID PENN BANCORP INC
filed 2011-11-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐     No ☒

As of November 15, 2011, the registrant had 3,483,121 shares of common stock outstanding.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$8,485	$6,779
Interest-bearing balances with other financial institutions	918	884
Federal funds sold	7,932	5,238

Total cash and cash equivalents	17,335	12,901

Interest-bearing time deposits with other financial institutions	39,371	55,041
Available for sale investment securities	151,619	70,702
Loans and leases, net of unearned interest	484,366	467,735
Less: Allowance for loan and lease losses	(6,809)	(7,061)

Net loans and leases	477,557	460,674

Bank premises and equipment, net	13,266	13,185
Restricted investment in bank stocks	3,284	3,828
Foreclosed assets held for sale	852	596
Accrued interest receivable	2,859	2,632
Deferred income taxes	1,878	2,875
Goodwill	1,016	1,016
Core deposit and other intangibles, net	300	351
Cash surrender value of life insurance	7,832	7,638
Other assets	3,648	6,018

Total Assets	$720,817	$637,457

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$66,928	$60,228
Interest bearing demand	67,394	44,578
Money Market	263,104	209,936
Savings	28,796	26,466
Time	209,558	213,774

Total Deposits	635,780	554,982
Short-term borrowings	636	1,561
Long-term debt	22,747	27,883
Accrued interest payable	1,792	1,111
Other liabilities	7,332	3,719

Total Liabilities	668,287	589,256
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at September 30, 2011 and December 31, 2010	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,483,121 shares issued and outstanding at September 30, 2011 and 3,479,780 at December 31, 2010	3,483	3,480
Additional paid-in capital	29,824	29,810
Retained earnings	7,169	4,875
Accumulated other comprehensive income	2,054	36

Total Shareholders’ Equity	52,530	48,201

Total Liabilities and Shareholders’ Equity	$720,817	$637,457

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
INTEREST INCOME
Interest & fees on loans and leases	$7,031	$6,856	$21,050	$20,564
Interest on interest-bearing time deposits with financial institutions	125	198	442	622
Interest and dividends on investment securities:
U.S. Treasury and government agencies	522	215	1,069	567
State and political subdivision obligations, tax-exempt	307	273	932	811
Other securities	3	3	9	9
Interest on federal funds sold and securities purchased under agreements to resell	6	9	20	20

Total Interest Income	7,994	7,554	23,522	22,593

INTEREST EXPENSE
Interest on deposits	2,128	2,251	6,564	7,071
Interest on short-term borrowings	1	3	4	16
Interest on long-term debt	246	313	762	993

Total Interest Expense	2,375	2,567	7,330	8,080

Net Interest Income	5,619	4,987	16,192	14,513
PROVISION FOR LOAN AND LEASE LOSSES	405	975	1,155	2,060

Net Interest Income After Provision for Loan and Lease Losses	5,214	4,012	15,037	12,453

NONINTEREST INCOME
Income from fiduciary activities	157	104	367	335
Service charges on deposits	167	262	539	918
Earnings from cash surrender value of life insurance	64	67	194	203
Mortgage banking income	102	98	305	241
Other income	274	293	822	843

Total Noninterest Income	764	824	2,227	2,540

NONINTEREST EXPENSE
Salaries and employee benefits	2,390	2,202	6,992	6,464
Occupancy expense, net	274	243	826	693
Equipment expense	318	334	980	1,027
Pennsylvania Bank Shares tax expense	121	106	363	326
FDIC Assessment	225	205	756	610
Legal and professional fees	87	96	315	377
Director fees and benefits expense	90	78	235	234
Marketing and advertising expense	86	86	244	230
Computer expense	171	164	500	425
Telephone expense	92	91	278	271
(Gain) Loss on sale/write-down of foreclosed assets	27	128	(32)	248
Core deposit intangible amortization	16	16	49	49
Other expenses	637	603	1,736	1,719

Total Noninterest Expense	4,534	4,352	13,242	12,673

INCOME BEFORE PROVISION FOR INCOME TAXES	1,444	484	4,022	2,320
Provision for income taxes	312	4	831	314

NET INCOME	1,132	480	3,191	2,006
Preferred stock dividends and discount accretion	128	128	385	385

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,004	$352	$2,806	$1,621

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.29	$0.11	$0.81	$0.47
Diluted Earnings Per Common Share	$0.29	$0.11	$0.81	$0.47
Cash Dividends	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2010	$10,000	$3,480	$29,810	$4,875	$36	$48,201
Comprehensive income:
Net income	—	—	—	3,191	—	3,191
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	2,009	2,009
Defined benefit plans, net of tax effects	—	—	—	—	9	9

Total comprehensive income						5,209

Cash dividends	—	—	—	(522)	—	(522)
Employee Stock Purchase Plan	—	3	24	—	—	27
Preferred dividends	—	—	—	(375)	—	(375)
Amortization of warrant cost	—	—	(10)	—	—	(10)

Balance, September 30, 2011	$10,000	$3,483	$29,824	$7,169	$2,054	$52,530

Balance, December 31, 2009	$10,000	$3,480	$29,824	$2,627	$773	$46,704
Comprehensive income:
Net income	—	—	—	2,006	—	2,006
Change in net unrealized gain on securities available for sale, net of tax effects	—	—	—	—	490	490
Defined benefit plans, net of tax effects	—	—	—	—	10	10

Total comprehensive income						2,506

Preferred dividends	—	—	—	(375)	—	(375)
Amortization of warrant cost	—	—	(10)	—	—	(10)

Balance, September 30, 2010	$10,000	$3,480	$29,814	$4,258	$1,273	$48,825

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Operating Activities:
Net Income	$3,191	$2,006
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,155	2,060
Depreciation	933	969
Amortization of intangibles	51	18
Net amortization (accretion) of securities premiums (discounts)	1,895	(11)
Earnings on cash surrender value of life insurance	(194)	(203)
(Gain) loss on sale / write-down of foreclosed assets	(32)	248
Deferred income tax benefit	(28)	(300)
(Increase) decrease in accrued interest receivable	(227)	115
Decrease in other assets	2,360	552
Increase in accrued interest payable	681	458
Increase (decrease) in other liabilities	3,613	(60)

Net Cash Provided by Operating Activities	13,398	5,852

Investing Activities:
Net decrease (increase) in interest-bearing balances	15,670	(10,175)
Proceeds from the maturity of investment securities	14,273	5,578
Purchases of investment securities	(94,042)	(30,058)
Redemptions of restricted investment in bank stock	544	—
Net (increase) decrease in loans and leases	(19,092)	8,791
Purchases of bank premises and equipment	(1,014)	(1,508)
Proceeds from sale of foreclosed assets	830	334

Net Cash Used in Investing Activities	(82,831)	(27,038)

Financing Activities:
Net increase in demand deposits and savings accounts	85,014	88,843
Net decrease in time deposits	(4,216)	(40,542)
Net decrease in short-term borrowings	(925)	(14,148)
Preferred stock dividend paid	(375)	(375)
Common stock dividend paid	(522)	—
Employee Stock Purchase Plan	27	—
Long-term debt repayment	(5,136)	(10,130)

Net Cash Provided by Financing Activities	73,867	23,648

Net increase in cash and cash equivalents	4,434	2,462
Cash and cash equivalents, beginning of period	12,901	8,960

Cash and cash equivalents, end of period	$17,335	$11,422

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,649	$7,622
Income taxes paid	565	$385
Supplemental Noncash Disclosures:
Transfers to foreclosed assets held for sale	$1,054	$506

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements for 2011 and 2010 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”) and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the September 30, 2010 balances have been reclassified to conform to the 2011 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2010.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2011 and December 31, 2010, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$27,150	$1,583	$—	$28,733
Mortgage-backed U.S. government agencies	76,903	631	365	77,169
State and political subdivision obligations	43,856	1,580	114	45,322
Equity securities	400	—	5	395

	$148,309	$3,794	$484	$151,619

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2010
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$16,726	$668	$—	$17,394
Mortgage-backed U.S. government agencies	25,528	144	285	25,387
State and political subdivision obligations	27,932	481	735	27,678
Equity securities	250	—	7	243

	$70,436	$1,293	$1,027	$70,702

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Mid Penn’s sole equity security is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at September 30, 2011 and December 31, 2010, is reported at fair value.

Investment securities having a fair value of $82,924,000 at September 30, 2011, and $37,259,000 at December 31, 2010, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$37,728	$365	$—	$—	$37,728	$365
State and political subdivision obligations	3,421	114	—	—	3,421	114
Equity securities	—	—	395	5	395	5

Total temporarily impaired available for sale securities	$41,149	$479	$395	$5	$41,544	$484

	Less Than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$13,032	$285	$—	$—	$13,032	$285
State and political subdivision obligations	11,318	668	808	67	12,126	735
Equity securities	—	—	243	7	243	7

Total temporarily impaired available for sale securities	$24,350	$953	$1,051	$74	$25,401	$1,027

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

At September 30, 2011, Mid Penn had 33 debt securities from separate issuers with unrealized losses. These securities have depreciated 1.22% from their amortized cost basis. At December 31, 2010, 30 debt securities with unrealized losses had depreciated 3.60% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$4,062	$4,093	$7,791	$7,825
Due after 1 year but within 5 years	23,749	24,769	6,319	6,558
Due after 5 years but within 10 years	12,528	13,622	15,245	16,014
Due after 10 years	30,667	31,571	15,303	14,675

	71,006	74,055	44,658	45,072

Mortgage-backed securities	76,903	77,169	25,528	25,387
Equity securities	400	395	250	243

	$148,309	$151,619	$70,436	$70,702

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Mortgage-backed securities at September 30, 2011 had an average life of 2.5 years compared to an average life of 3.7 years at December 31, 2010. New investment purchases in this category have shorter average lives than the portfolio at December 31, 2010.

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

As noted above, Mid Penn assesses a specific allocation for commercial loans prior to reducing the carrying value or charging off the loan. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured). In addition, Mid Penn takes a preemptive step when any commercial loan becomes classified under its internal classification system. A preliminary collateral evaluation in accordance with the guidance on impaired loans is prepared using the existing collateral information in the loan file. This process allows Mid Penn to review both the credit and documentation files to determine the status of the information needed to make a collateral evaluation. This collateral evaluation is preliminary but allows Mid Penn to determine if any potential collateral shortfalls exist.

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

Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve interest rates being granted below current market rates for the credit risk of the loan or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of September 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands) September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$76,158	$2,196	$4,431	$—	$82,785
Commercial real estate	277,704	5,146	15,879	—	298,729
Commercial real estate - construction	23,560	454	584	—	24,598
Lease financing	1,780	—	130	—	1,910
Residential mortgage	45,154	—	—	—	45,154
Home equity	23,068	225	699	—	23,992
Consumer	6,887	311	—	—	7,198

	$454,311	$8,332	$21,723	$—	$484,366

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$63,195	$1,830	$2,803	$—	$67,828
Commercial real estate	262,743	6,421	16,537	—	285,701
Commercial real estate - construction	34,495	2,768	1,565	—	38,828
Lease financing	2,177	—	277	—	2,454
Residential mortgage	43,960	—	106	—	44,066
Home equity	19,708	308	352	—	20,368
Consumer	8,058	432	—	—	8,490

	$434,336	$11,759	$21,640	$—	$467,735

Impaired loans by loan portfolio class as of September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$561	$1,874	$—	$766	$1,730	$—
Commercial real estate	5,889	10,670	—	7,414	10,642	—
Commercial real estate - construction	584	721	—	1,565	1,957	—
Lease financing	—	—	—	169	211	—
Residential mortgage	—	—	—	96	99	—
Home equity	252	516	—	113	516	—

With an allowance recorded:
Commercial and industrial	$612	$747	$366	$896	$1,518	$685
Commercial real estate	2,096	2,247	1,026	4,218	5,839	1,166
Lease financing	130	185	31
Residential mortgage	—	—	—	10	10	10
Home equity	17	19	—	22	113	22

Total:
Commercial and industrial	$1,173	$2,621	$366	$1,662	$3,248	$685
Commercial real estate	7,985	12,917	1,026	11,632	16,481	1,166
Commercial real estate - construction	584	721	—	1,565	1,957	—
Lease financing	130	185	31	169	211	—
Residential mortgage	—	—	—	106	109	10
Home equity	269	535	—	135	629	22

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for three and nine months ended September 30, 2011 are summarized as follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$691	$—	$1,072	$84
Commercial real estate	6,168	13	7,752	278
Commercial real estate - construction	673	—	1,160	18
Residential mortgage	—	16	—	28
Home equity	254	—	273	—

With an allowance recorded:
Commercial and industrial	$613	$—	$622	$—
Commercial real estate	2,107	—	2,193	—
Lease financing	130	—	162	—
Home equity	17	—	19	—

Total:
Commercial and industrial	$1,304	$—	$1,694	$84
Commercial real estate	8,275	13	9,945	278
Commercial real estate - construction	673	—	1,160	18
Residential mortgage	—	16	—	28
Home equity	271	—	292	—

Non-accrual loans by loan portfolio class as of September 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial and industrial	$1,173	$1,839
Commercial real estate	7,985	11,878
Commercial real estate - construction	584	1,565
Lease financing	130	219
Residential mortgage	1,126	1,376
Home equity	364	320
Consumer	—	31

	$11,362	$17,228

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of September 30, 2011 and December 31, 2010 are summarized as follows:

(Dollars in thousands) September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$120	$—	$1,141	$1,261	$81,524	$82,785	$—
Commercial real estate	3,059	—	5,966	9,025	289,704	298,729	93
Commercial real estate - construction	—	—	584	584	24,014	24,598	—
Lease financing	—	—	130	130	1,780	1,910	—
Residential mortgage	77	5	1,112	1,194	43,960	45,154	—
Home equity	95	135	303	533	23,459	23,992	10
Consumer	7	5	—	12	7,186	7,198	—

Total	$3,358	$145	$9,236	$12,739	$471,627	$484,366	$103

(Dollars in thousands) December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$112	$186	$1,652	$1,950	$65,878	$67,828	$—
Commercial real estate	1,670	469	4,954	7,093	278,608	285,701	—
Commercial real estate - construction	—	—	931	931	37,897	38,828	—
Lease financing	—	—	1	1	2,453	2,454	1
Residential mortgage	823	133	870	1,826	42,240	44,066	—
Home equity	330	—	238	568	19,800	20,368	—
Consumer	369	11	49	429	8,061	8,490	18

Total	$3,304	$799	$8,695	$12,798	$454,937	$467,735	$19

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2011 was as follows:

(Dollars in thousands)	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
July 1, 2011	$2,586	$3,664	$52	$1	$334	$312	$49	$(85)	$6,913
Charge-offs	—	(304)	—	—	(219)	(7)	—	—	(530)
Recoveries	—	5	—	—	11	1	4	—	21
Provisions	(170)	92	(22)	31	207	(6)	(9)	282	405

Ending balance	$2,416	$3,457	$30	$32	$333	$300	$44	$197	$6,809

(Dollars in thousands)	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
January 1, 2011	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061
Charge-offs	(535)	(520)	—	—	(296)	(47)	(86)	—	(1,484)
Recoveries	13	22	—	5	12	4	21	—	77
Provisions	491	339	(129)	26	398	(20)	48	2	1,155

Ending balance	$2,416	$3,457	$30	$32	$333	$300	$44	$197	$6,809

The allowance for loan and lease losses and recorded investment in financing receivables as of September 30, 2011 and December 31, 2010 are as follows:

(Dollars in thousands) September 30, 2011	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,416	$3,457	$30	$32	$333	$300	$44	$197	$6,809

Ending balance: individually evaluated for impairment	$366	$1,026	$—	$31	$—	$—	$—	$—	$1,423

Ending balance: collectively evaluted for impairment	$2,050	$2,431	$30	$1	$333	$300	$44	$197	$5,386

Loans receivables:
Ending balance	$82,785	$298,729	$24,598	$1,910	$45,154	$23,992	$7,198	$—	$484,366

Ending balance: individually evaluted for impairment	$1,173	$7,985	$584	$130	$—	$269	$—	$—	$10,141

Ending balance: collectively evaluated for impairment	$81,612	$290,744	$24,014	$1,780	$45,154	$23,723	$7,198	$—	$474,225

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2010	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061

Ending balance: individually evaluated for impairment	$685	$1,166	$—	$—	$10	$22	$—	$—	$1,883

Ending balance: collectively evaluted for impairment	$1,762	$2,450	$159	$1	$209	$341	$61	$195	$5,178

Loans receivables:
Ending balance	$67,828	$285,701	$38,828	$2,454	$44,066	$20,368	$8,490	$—	$467,735

Ending balance: individually evaluted for impairment	$1,662	$11,632	$1,565	$169	$106	$135	$—	$—	$15,269

Ending balance: collectively evaluated for impairment	$66,166	$274,069	$37,263	$2,285	$43,960	$20,233	$8,490	$—	$452,466

The recorded investments in troubled debt restructured loans at September 30, 2011 are as follows:

	September 30, 2011
(Dollars in thousands)	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Commercial and industrial	$2,275	$2,008
Commercial real estate	2,328	2,036
Residential mortgage	950	909
Home equity	28	18

	$5,581	$4,971

Mid Penn’s troubled debt restructured loans at September 30, 2011 totaled $4,971,000, of which, $626,000, representing nine loans, are accruing residential mortgages in compliance with the terms of the modification. The remaining $4,345,000, representing 16 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate. As of September 30, 2011, charge offs associated with troubled debt restructured loans while under a forbearance agreement totaled $0. As of September 30, 2011, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements. Six forbearance agreements were negotiated during 2009, while the remaining 19 were negotiated during 2010.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

As a result of adopting the amendments in ASU No. 2011-02, Mid Penn reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. Mid Penn identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the nine months ended September 30, 2011. The following table illustrates the financial instruments measured at fair value on a recurring basis segregated by hierarchy fair value levels:

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

		Fair value measurements at September 30, 2011 using:
(Dollars in thousands)		Quoted prices in active	Significant other	Significant unobservable
Assets:	Total carrying value at September 30, 2011	markets (Level 1)	observable inputs (Level 2)	inputs (Level 3)
U.S. Treasury and U.S. government agencies	$28,733	$—	$28,733	$—
Mortgage-backed U.S. government agencies	77,169	—	77,169	—
State and political subdivision obligations	45,322	—	45,322	—
Equity securities	395	395		—

	$151,619	$395	$151,224	$—

		Fair value measurements at December 31, 2010 using:
(Dollars in thousands)		Quoted prices in active	Significant other	Significant unobservable
Assets:	Total carrying value at December 31, 2010	markets (Level 1)	observable inputs (Level 2)	inputs (Level 3)
U.S. Treasury and U.S. government agencies	$17,394	$—	$17,394	$—
Mortgage-backed U.S. government agencies	25,387	—	25,387	—
State and political subdivision obligations	27,678	—	27,678	—
Equity securities	243	243	—	—

	$70,702	$243	$70,459	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the financial instruments measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

		Fair value measurements at September 30, 2011 using:
(Dollars in thousands)		Quoted prices in active	Significant other	Significant unobservable
Assets:	Total carrying value at September 30, 2011	markets (Level 1)	observable inputs (Level 2)	inputs (Level 3)
Impaired Loans	$1,432	$—	$—	$1,432
Foreclosed Assets Held for Sale	208	—	—	208

		Fair value measurements at December 31, 2010 using:
(Dollars in thousands)		Quoted prices in active	Significant other	Significant unobservable
Assets:	Total carrying value at December 31, 2010	markets (Level 1)	observable inputs (Level 2)	inputs (Level 3)
Impaired Loans	$3,263	$—	$—	$3,263
Foreclosed Assets Held for Sale	299	—	—	299

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$17,335	$17,335	$12,901	$12,901
Interest-bearing balances with other financial institutions	39,371	39,371	55,041	55,041
Investment securities	151,619	151,619	70,702	70,702
Net loans and leases	477,557	502,776	460,674	481,248
Restricted investment in bank stocks	3,284	3,284	3,828	3,828
Accrued interest receivable	2,859	2,859	2,632	2,632

Financial liabilities:
Deposits	$635,780	$643,640	$554,982	$560,843
Short-term borrowings	636	636	1,561	1,561
Long-term debt	22,747	24,586	27,883	28,318
Accrued interest payable	1,792	1,792	1,111	1,111

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

5. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $7,820,000 and $10,048,000 of standby letters of credit outstanding as of September 30, 2011 and December 31, 2010, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of September 30, 2011 for payment under standby letters of credit issued was not material.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

6. Short-term Borrowings

Short-term borrowings as of September 30, 2011 and December 31, 2010 consisted of:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Securities sold under repurchase agreements	$—	$578
Treasury, tax and loan notes	636	983

	$636	$1,561

Short-term borrowings are comprised primarily of securities sold under repurchase agreements and Treasury tax and loan notes. Investment securities are pledged in sufficient amounts to collateralize repurchase agreements. Treasury tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note option account.

7. Long-term Debt

During the three and nine months ended September 30, 2011, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the three months ended September 30, 2011, no long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured. During the nine months ended September 30, 2011, $5,000,000 in long-term borrowings, at an interest rate of 5.13%, matured with the Federal Home Loan Bank of Pittsburgh and were not renewed.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended September 30,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$6	$6	$6	$5
Interest cost	14	13	10	11
Amortization of prior service cost	6	5	1	—
Amortization of net gain	—	—	—	(3)

Net periodic benefit cost	$26	$24	$17	$13

	Nine Months Ended September 30,
	Pension Benefits		Other Benefits
(Dollars in thousands)	2011	2010	2011	2010
Service cost	$18	$18	$16	$15
Interest cost	40	39	32	33
Amortization of prior service cost	16	15	1	—
Amortization of net gain	—	—	—	(9)

Net periodic benefit cost	$74	$72	$49	$39

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Change in unrealized holding gains on available for sale securities	$919	$769	$3,043	$742
Less reclassification adjustment for gains realized in income	—	—	—	—

Net unrealized gains	919	769	3,043	742

Change in defined benefit plans	8	6	14	15

Other comprehensive income	927	775	3,057	757
Income tax effect	(315)	(264)	(1,039)	(257)

Net of tax amount	$612	$511	$2,018	$500

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income
Balance—September 30, 2011	$2,185	$(131)	$2,054

Balance—December 31, 2010	$176	$(140)	$36

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

The computations of basic earnings per common share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net Income	$1,132	$480	$3,191	$2,006
Less: Dividends on preferred stock	(125)	(125)	(375)	(375)
Accretion of preferred stock discount	(3)	(3)	(10)	(10)

Net income available to common shareholders	$1,004	$352	$2,806	$1,621
Weighted average common shares outstanding	3,483,118	3,479,780	3,483,118	3,479,780
Basic earnings per common share	$0.29	$0.11	$0.81	$0.47

The computations of diluted earnings per common share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Net income available to common shareholders	$1,004	$352	$2,806	$1,621
Weighted average number of common shares outstanding	3,483,118	3,479,780	3,483,118	3,479,780
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—	—

Adjusted weighted-average common shares outstanding	3,483,118	3,479,780	3,483,118	3,479,780
Diluted earnings per common share	$0.29	$0.11	$0.81	$0.47

As of September 30, 2011, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

12. Recent Accounting Pronouncements

ASU 2011-03: The FASB has issued this ASU to clarify the accounting principles applied to repurchase agreements, as set forth by FASB ASC Topic 860, Transfers and Servicing. This ASU, entitled Reconsideration of Effective Control for Repurchase Agreements, amends one of three criteria used to determine whether or not a transfer of assets may be treated as a sale by the transferor. Under Topic 860, the transferor may not maintain effective control over the transferred assets in order to qualify as a sale. This ASU eliminates the criteria under which the transferor must retain collateral sufficient to repurchase or redeem the collateral on substantially agreed upon terms as a method of maintaining effective control. This ASU is effective for both public and nonpublic entities for interim and annual reporting periods beginning on or after December 15, 2011, and requires prospective application to transactions or modifications of transactions which occur on or after the effective date. Early adoption is not permitted. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

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

ASU 2011-05: The provisions of this ASU amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The ASU prohibits the presentation of the components of comprehensive income in the statement of stockholder’s equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate but consecutive statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this ASU are effective for fiscal years and interim periods beginning after December 15, 2011 for public entities. For nonpublic entities, the provisions are effective for fiscal years ending after December 15, 2012, and for interim and annual periods thereafter. As the two remaining options for presentation existed prior to the issuance of this ASU, early adoption is permitted. The Corporation does not expect the adoption will have a significant impact on the Corporation’s financial condition or results of operations.

ASU 2011-08: In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Corporation is evaluating the impact of this ASU on its consolidated financial statements.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2011, compared to year-end 2010, and the Results of Operations for the three and nine months ended September 30, 2011, compared to the same period in 2010.

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

Results of Operations

Overview

Net income available to common shareholders was $1,004,000, $0.29 per common share, for the quarter ended September 30, 2011, as compared to net income available to common shareholders of $352,000, or $0.11 per common share, for the quarter ended September 30, 2010. During the nine months ended September 30, 2011, net income available to common shareholders was $2,806,000, or $0.81 per common share, versus $1,621,000, or $0.47 per common share for the same period in 2010.

Net interest income increased $632,000, or 12.7%, to $5,619,000 for the quarter ended September 30, 2011 from $4,987,000 during the quarter ended September 30, 2010. Through the first nine months of 2011, net interest income increased $1,679,000, or 11.6%, to $16,192,000 from $14,513,000 during the same period in 2010. This increase has been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the third quarter of 2011 was $405,000, compared to $975,000 in the third quarter of 2010. During the nine months ended September 30, 2011, the provision for loan and lease losses was $1,155,000 compared to $2,060,000 for the nine months ended September 30, 2010.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Return on average assets	0.64%	0.30%	0.63%	0.43%
Return on average equity	8.69%	3.93%	8.53%	5.61%

Total assets increased to $720,817,000 at September 30, 2011, from $637,457,000 at December 31, 2010. This asset increase was driven by strong core deposit growth through the first nine months of 2011 with total deposits of $635,780,000 at September 30, 2011, compared to $554,982,000 at December 31, 2010, an increase of approximately $81,000,000. This growth in core deposits led to an increase in federal funds sold, and is being deployed to replace maturing long-term borrowings, and principally into investments and loans to maximize the return on these new funds.

The funding side of Mid Penn has continued the transformation begun in 2009. Deposit growth remained strong, as noted above, during the first nine months of 2011. This increase in deposits was primarily the result of an attractive money market rate, and the building of relationship-based core deposit accounts from the extensive portfolio of commercial real estate borrowers. In addition to the ongoing efforts to place these funds into loans and investments, during the first nine months of 2011, $5,000,000 of long-term FHLB debt has matured and been replaced with core deposits at a more advantageous rate structure. These strategies have improved the cost of funds and overall net interest margin despite continued downward pressure on asset yields.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential - taxable equivalent basis

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
(Dollars in thousands)	Average	Interest	Rate (%)	Average	Interest	Rate (%)
ASSETS:
Interest Earning Balances	$56,747	$442	1.04%	$41,668	$622	2.00%
Investment Securities:
Taxable	70,510	1,079	2.05%	28,048	577	2.75%
Tax-Exempt	31,723	1,412	5.95%	25,504	1,228	6.44%

Total Investment Securities	102,233			53,552

Federal Funds Sold	11,356	20	0.24%	9,763	20	0.27%
Loans and Leases, Net	474,040	21,346	6.02%	474,291	20,859	5.88%
Restricted Investment in Bank Stocks	3,533	—	0.00%	4,029	—	0.00%

Total Earning Assets	647,909	24,299	5.01%	583,303	23,306	5.34%
Cash and Due from Banks	7,690			7,646
Other Assets	25,306			26,438

Total Assets	$680,905			$617,387

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$55,994	104	0.25%	$48,618	50	0.14%
Money Market	242,056	2,315	1.28%	150,391	1,625	1.44%
Savings	27,585	11	0.05%	26,936	11	0.05%
Time	211,892	4,133	2.61%	246,470	5,385	2.92%
Short-term Borrowings	868	4	0.62%	4,491	16	0.48%
Long-term Debt	23,620	763	4.32%	29,182	993	4.55%

Total Interest Bearing Liabilities	562,015	7,330	1.74%	506,088	8,080	2.13%
Demand Deposits	61,624			57,457
Other Liabilities	7,229			6,065
Shareholders’ Equity	50,037			47,777

Total Liabilities and Shareholders’ Equity	$680,905			$617,387

Net Interest Income		$16,969			$15,226

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			5.01%			5.34%
Rate on Supporting Liabilities			1.74%			2.13%
Average Interest Spread			3.27%			3.21%
Net Interest Margin			3.50%			3.49%

For the nine months ended September 30, 2011, Mid Penn’s taxable-equivalent net interest margin increased to 3.50%, from 3.49%, as compared to the nine months ended September 30, 2010, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first nine months of 2011, increased to $16,969,000 from $15,226,000 in the first nine months of 2010, related to the changing composition of interest bearing liabilities and the growth in average earning assets, which increased 11.1% from September 30, 2010 to September 30, 2011. In spite of increasing earning assets, the positive impact on net interest margin has been dampened by the continued lack of qualified borrowers. Average loans and leases decreased $251,000 from September 30, 2010 to September 30, 2011. Earning asset growth has been concentrated primarily in the area of investment securities which carry an average yield of 3.26% during the nine months ended September 30, 2011 versus 4.51% during the nine months ended September 30, 2010.

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

During the first nine months of 2011, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, Mid Penn has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2010 to September 30, 2011. The provision for loan and lease losses was $405,000 for the three months ended September 30, 2011, as compared to $975,000 for the three months ended September 30, 2010. During the nine months ended September 30, 2011, the provision for loan and lease losses was $1,155,000, as compared to $2,060,000 for the nine months ended September 30, 2010. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $60,000, or 7.3%, during the third quarter of 2011 versus the third quarter of 2010. During the nine months ended September 30, 2011, noninterest income decreased $313,000, or 12.3%, versus the same period in 2010. The following components of noninterest income showed significant changes:

	Three Months Ended September 30,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Income from fiduciary activities	$157	$104	$53	51.0%
Service charges on deposits	167	262	(95)	-36.3%

	Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Income from fiduciary activities	$367	$335	$32	9.6%
Service charges on deposits	539	918	(379)	-41.3%
Mortgage banking income	305	241	64	26.6%

Income from fiduciary activities increased during the three and nine months ended September 30, 2011 versus the same period in 2010. This increase was the result of greater sales of third party mutual funds during these periods in 2011. Service charges on deposits, primarily fees from insufficient funds, have decreased during both the three and nine months ended September 30, 2011. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. In addition to this behavioral change, Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges on electronic transactions, which has resulted in a reduction in NSF revenue. Helping to offset this reduction in revenue is the increase in mortgage banking income during the nine months ended September 30, 2011 versus the same period in 2010. Historically low long-term mortgage rates have triggered a wave of refinancing activity, improving fee income from this line of business. The negative variance in other income during the three and nine months ended September 30, 2011 versus the same period in 2010 is primarily the result of reduced volume in letters of credit to commercial borrowers and net expenses associated with amortization of mortgage servicing rights on the Bank’s sold mortgage portfolio to Fannie Mae.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Noninterest Expenses

Noninterest expenses increased $182,000 or 4.2% during the third quarter of 2011, versus the same period in 2010. During the nine months ended September 30, 2011, noninterest expenses increased $569,000, or 4.5%, versus the same period in 2010. The changes were primarily a result of the following components of noninterest expense:

	Three Months Ended September 30,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Salaries and employee benefits	$2,390	$2,202	$188	8.5%
Occupancy expense, net	274	243	31	12.8%
FDIC Assessment	225	205	20	9.8%
Loss on sale/write-down of foreclosed assets	27	128	(101)	-78.9%

	Nine Months Ended September 30,
(Dollars in Thousands)	2011	2010	$ Variance	% Variance
Salaries and employee benefits	$6,992	$6,464	$528	8.2%
Occupancy expense, net	826	693	133	19.2%
Equipment expense	980	1,027	(47)	-4.6%
FDIC Assessment	756	610	146	23.9%
Legal and professional fees	315	377	(62)	-16.4%
Computer expense	500	425	75	17.6%
(Gain) Loss on sale/write-down of foreclosed assets	(32)	248	(280)	-112.9%

Salaries and employee benefits have shown increases during the three and nine months ended September 30, 2011, due to the hiring of experienced team members to bolster compliance functions and to add depth to the operations areas of Mid Penn. Occupancy expense for the three and nine months ended September 30, 2011 increased $31,000 and $133,000 from the same periods in 2010 respectively. This increase was attributable to an increase in utility costs and real estate taxes between the two periods. Equipment expense for the nine months ended September 30, 2011 decreased by $47,000 from the same period in 2010. During 2010, significant repairs and enhancements were made to both security and communication systems, as well as costs for items for the opening of the new banking office on Derry Street. These costs were not duplicated during 2011. The negative variance in FDIC Assessment during the three and nine months ended September 30, 2011, was driven by the growth in the assessment base used in the calculation. Legal and professional fees for the nine months ended September 30, 2011 have decreased from the same period in 2010. During 2010, employee search services were utilized to fill specialized positions within the organization. Also, Mid Penn utilized technology consultants to assist in reorganizing computer hardware assets to gain greater functionality. Computer expenses have increased during the nine months ended September 30, 2011, due to increasing annual maintenance costs on hardware and software components as well as the addition of new components to support enhanced online banking capabilities. A positive variance during the three and nine months ended September 30, 2011 was the (gain) loss on sale/write-down of foreclosed assets. Real estate values for these distressed properties have stabilized and their liquidation has been able to proceed in a more orderly manner, preventing unanticipated losses at the time of sale.

Income Taxes

The provision for income taxes was $312,000 for the three months ended September 30, 2011, as compared to the provision for income taxes of $4,000 in the same period last year. The effective tax rate for the three months ended September 30, 2011, was 21.6% compared to 0.8% for the three months ended September 30, 2010. The provision for income taxes for the nine months ended September 30, 2011 was $831,000, as compared to $314,000 during the same period of 2010. The effective tax rate for the nine months ended September 20, 2011, was 20.7% compared to 13.5% for the nine months ended September 30, 2010. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits. The higher effective tax rate in both the three and nine months ended September 30, 2011 versus the same period in 2010 is a result of the reduced marginal impact these tax exempt elements have within the Corporation’s increasing income stream. During 2011, Mid Penn has recognized higher taxable earnings from increased net interest income and reduced provisions for loan and lease losses than the comparable periods in 2010. The realization of deferred tax assets is dependent on future earnings. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first nine months of 2011, Mid Penn experienced an increase in loans outstanding. Residential real estate loans have increased during the first nine months of 2011, aided by historically low long-term mortgage rates triggering a wave of refinancing activity. Commercial, industrial, and agricultural balances showed a modest increase as requests from creditworthy borrowers have begun to increase. Balances in the

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

other components of the loan portfolio have eroded through contractual payments and the refinancing of real estate secured debt by borrowers with equity in their properties. While loan demand has shown modest improvement, Mid Penn is still experiencing weaker than normal loan demand during the first nine months of 2011 despite a desire to sensibly lend to support creditworthy existing and new customers in our marketplace.

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%
Commercial real estate, construction and land development	$250,150	51.6%	$252,915	54.1%
Commercial, industrial and agricultural	84,718	17.5%	70,295	15.0%
Real estate – residential	142,323	29.4%	136,048	29.1%
Consumer	7,175	1.5%	8,477	1.8%

	$484,366	100.0%	$467,735	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania. This region currently, and historically, has lower unemployment than the U.S. as a whole. This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends. At September 30, 2011, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 7.7% versus the seasonally adjusted national unemployment rate of 9.1%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first nine months of 2011, Mid Penn had net charge-offs of $1,407,000 compared to net charge-offs of $1,596,000 during the same period of 2010. Loans charged off during the first nine months of 2011 were comprised of eight commercial real estate loans totaling $539,000. Four of these loans totaling $156,000 were to a single borrower with the remaining loans to unrelated borrowers. In addition, eight commercial loans to unrelated borrowers totaling $536,000, ten residential real estate loans to unrelated borrowers totaling $295,000, and three leases to unrelated borrowers totaling $8,000. The remaining $106,000 was comprised primarily of various consumer loans to unrelated borrowers. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the nine months ended September 30, 2011 and 2010 are summarized as follows:

Analysis of the Allowance for Loan and Lease Losses:

(Dollars in thousands)	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Average total loans outstanding (net of unearned income)	$474,040	$474,291
Period ending total loans outstanding (net of unearned income)	$484,366	$469,492

Balance, beginning of period	$7,061	$7,686

Loans charged off during period	(1,484)	(1,700)
Recoveries of loans previously charged off	77	104

Net chargeoffs	(1,407)	(1,596)

Provision for loan and lease losses	1,155	2,060

Balance, end of period	$6,809	$8,150

Ratio of net loans charged off to average loans outstanding (annualized)	0.40%	0.45%
Ratio of allowance for loan losses to net loans at end of period	1.41%	1.74%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

extend loans at maturity due to the existence of guarantees, without recognizing the credit as impaired. While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

At September 30, 2011, total nonperforming loans amounted to $11,988,000, or 2.47% of loans and leases net of unearned income, as compared to levels of $19,551,000, or 4.18%, at December 31, 2010 and $18,752,000, or 3.99%, at September 30, 2010.

Schedule of Nonperforming Assets:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonperforming Assets:
Nonaccrual loans	$11,362	$17,228	$18,255
Loans renegotiated with borrowers	626	2,323	497

Total nonperforming loans	11,988	19,551	18,752

Foreclosed real estate	852	596	587

Total non-performing assets	12,840	20,147	19,339

Accruing loans 90 days or more past due	103	19	29

Total risk elements	$12,943	$20,166	$19,368

Nonperforming loans as a % of total loans outstanding	2.47%	4.18%	3.99%
Nonperforming assets as a % of total loans outstanding and other real estate	2.65%	4.31%	4.11%
Ratio of allowance for loan losses to nonperforming loans	56.80%	36.12%	43.46%

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

Schedule of Partially Charged Off Loans:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Period ending total loans outstanding (net of unearned income)	$484,366	$467,735
Allowance for loan and lease losses	6,809	7,061
Total Nonperforming loans	11,988	19,551
Nonperforming and impaired loans with partial charge-offs	4,678	7,487

Ratio of nonperforming loans with partial charge-offs to total loans	0.97%	1.60%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	39.02%	38.29%

Coverage ratio net of nonperforming loans with partial charge-offs	93.15%	58.53%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.42%	1.53%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

As of September 30, 2011, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $10,141,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $2,855,000 for which specific allocations totaling $1,423,000 have been included within the loan loss reserve for these loans. The remaining $7,286,000 of loans requires no

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

specific allocation within the loan loss reserve. The $10,141,000 pool of impaired loan relationships is comprised of $6,872,000 in real estate secured commercial relationships and $3,269,000 in business relationships. There are specific allocations against the real estate secured pool totaling $332,000, spread among six relationships composed primarily of customers engaged in real estate investment activities. The group of impaired business relationships with specific allocations is made up of seven unaffiliated relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,091,000 has been set aside against these credits. Six unrelated manufacturing relationships account for $391,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $700,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,809,000 is adequate as of September 30, 2011.

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

Capital growth is achieved primarily by retaining more earnings than are paid out to shareholders. Shareholders’ equity increased during the nine months ended September 30, 2011 by $4,329,000 or 9.0%, from December 31, 2010. Capital has been positively impacted in 2011 by positive earnings of $2,806,000 and an increase in other comprehensive income of $2,018,000 that offset common dividend payments of $522,000.

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

During March 2011, Mid Penn applied for participation in the SBLF. Management requested up to $20,000,000 of capital, of which $10,000,000 would be used to refinance, with applicable regulatory approvals, all of the outstanding preferred stock issued under the U.S. Treasury’s Capital Purchase Program (the “CPP”). Mid Penn subsequently withdrew its application to participate in SBLF after notification from Treasury that its application would not be approved. However, despite not participating in SBLF, Mid Penn remains “well capitalized” under current regulatory standards.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of September 30, 2011, and December 31, 2010, as follows:

	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well-Capitalized Under Prompt Corrective Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Tier 1 Capital (to Average Assets)	$49,207	7.1%	$27,912	4.0%	$34,890	5.0%
Tier 1 Capital (to Risk Weighted Assets)	49,207	10.1%	19,440	4.0%	29,161	6.0%
Total Capital (to Risk Weighted Assets)	55,292	11.4%	38,881	8.0%	48,601	10.0%

As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,799	7.4%	$25,388	4.0%	$31,735	5.0%
Tier 1 Capital (to Risk Weighted Assets)	46,799	10.2%	18,357	4.0%	27,536	6.0%
Total Capital (to Risk Weighted Assets)	52,553	11.5%	36,714	8.0%	45,893	10.0%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

ITEM 4T – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2011, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the nine months ended September 30, 2011, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

The ratings downgrade of the United States government may adversely affect the Corporation

In August 2011, Standard & Poor’s downgraded the United States’ credit rating from AAA to AA+, and there are indications that Moody’s or Fitch Ratings also may downgrade the United States’ credit rating. Standard & Poor’s also downgraded the credit rating of the Federal Home Loan Bank System, a government-sponsored enterprise in which the Corporation invests and from which the Corporation receives a line of credit, from AAA to AA+. Furthermore, the credit rating of other entities, such as state and local governments, may be downgraded as a consequence of the downgrading of the United States’ credit rating. The impact that these credit rating downgrades may have on the national and local economy and on the Corporation’s financial condition and results of operations is uncertain and may adversely affect the Corporation and its business.

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
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date: November 14, 2011

By	/S/ KEVIN W. LAUDENSCLAGER
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date: November 14, 2011