Form 10-K
period 2011-12-31
MID PENN BANCORP INC
filed 2012-03-26
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $8.20 per share, as reported by NASDAQ, on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $28,551,777.

As of February 15, 2012, the registrant had 3,484,509 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one-bank holding company, incorporated in the Commonwealth of Pennsylvania in August 1991. Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.” On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the Bank became a wholly owned subsidiary of Mid Penn. Mid Penn’s other wholly owned subsidiaries are Mid Penn Insurance Services, LLC and Mid Penn Investment Corporation. Mid Penn’s primary business is to supervise and coordinate the business of its subsidiaries and to provide them with capital and resources.

Mid Penn Investment Corporation engaged in investing activities. A decision was made to close the Mid Penn Investment Corporation, effective August 31, 2010 due to lack of activity within the subsidiary.

Mid Penn Insurance Services, LLC provided title insurance. Due to the lack of activity within this subsidiary, the decision was made to exit this line of business effective December 31, 2009. In August of 2010, Mid Penn Insurance Services, LLC was revived as a wholly-owned subsidiary of Mid Penn Bank to provide a wide range of personal and commercial insurance products.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment. At December 31, 2011, Mid Penn had total consolidated assets of $715,383,000, total deposits of $634,055,000, and total shareholders’ equity of $53,452,000.

As of December 31, 2011, Mid Penn Bancorp, Inc. did not own or lease any properties. Mid Penn Bank owns or leases the banking offices as identified in Part I, Item 2.

All Mid Penn employees are employed by Mid Penn Bank. At December 31, 2011, the Bank had 175 full-time and 26 part-time employees. The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

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

Mid Penn’s primary business consists of attracting deposits and loans from its network of community banking offices operated by the Bank. The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, installment loans, personal loans, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. Deposits of the Bank are insured by the Bank Insurance Fund of the FDIC to the maximum extent provided by law. In addition, the Bank provides a full range of trust services through its Trust Department. The Bank also offers other services such as Internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

In addition, the Bank has a wholly-owned subsidiary, Mid Penn Insurance Services, LLC, which provides a wide range of personal and commercial insurance products.

Business Strategy

The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services. These services are provided to small and middle-market businesses, high net worth individuals, and retail consumers through 14 full service banking facilities. The Bank seeks to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs. Mid Penn believes that an emphasis on local relationship building and its conservative approach to lending, are important factors in the success and growth of Mid Penn.

MID PENN BANCORP, INC.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2011, the Bank’s highest concentration of credit is in Commercial Real Estate. Most of the Bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, western Schuylkill, and eastern Cumberland Counties.

Investment Activities

Mid Penn’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets than overnight funding alternatives, while maintaining asset quality, which provides the necessary balance sheet liquidity for Mid Penn. Mid Penn does not have any significant concentrations within investment securities.

Mid Penn’s entire portfolio of investment securities is considered available for sale. As such, the investments are recorded on the balance sheet at fair value. Mid Penn’s investments include US Treasury, agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates. As the interest rate environment changes, Mid Penn’s fair value of existing securities will change. This difference in value, or unrealized gain, amounted to $3,096,000, as of December 31, 2011. A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no loss to the Bank.

For additional information with respect to Mid Penn’s business activities, see Part II, Item 7 of this report, which is incorporated herein by reference.

Sources of Funds

The Bank primarily uses deposits and borrowings to finance lending and investment activities. Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh and overnight borrowings from the Bank’s customers and correspondent bank. All borrowings, except for the line of credit with the Bank’s correspondent bank, require collateral in the form of loans or securities. Collateral levels, therefore, limit borrowings and the available lines of credit extended by the Bank’s creditors. As a result, deposits remain critical to the future funding and growth of the business. Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies. This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

Competition

The banking business is highly competitive, and the profitability of Mid Penn depends principally upon the Bank’s ability to compete in its market area. The Bank actively competes with other financial services companies for deposit, loan, and trust business. Competitors include other commercial banks, credit unions, savings banks, savings and loan associations, insurance companies, securities brokerage firms, finance companies, mutual funds, and service alternatives via the Internet. Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

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

The flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, and a generally strong economy, have, until recently, fueled high returns for these investments, in particular, certain equity funds. The recent economic turmoil has negatively impacted the returns on many of these investments and impacted the manner in which investors distribute their funds across investment alternatives. The safety of traditional bank products has again become an attractive option during this period of market volatility. Mid Penn’s ability to attract funds in the future will be impacted by the public’s appetite for the safety of insured or local investments versus the returns offered by alternative choices as part of their personal investment mix.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution. Consequently, Mid Penn’s prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $2,719,000 at December 31, 2009. At December 31, 2010 and 2011, the prepaid asset was $1,878,000 and $871,000, respectively.

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

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the Deposit Insurance Fund to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. Those new formulas began in the second quarter of 2011, but did not affect the Bank. Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

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

MID PENN BANCORP, INC.

The USA Patriot Act also expanded the conditions under which funds in a U.S. interbank account may be subject to forfeiture and increased the penalties for violation of anti-money laundering regulations. Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has adopted policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.

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

Dodd-Frank Act

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

MID PENN BANCORP, INC.

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

Mid Penn is subject to lending risk

As of December 31, 2011, approximately 68.0% of Mid Penn’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because Mid Penn’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

Competition from other financial institutions may adversely affect Mid Penn’s profitability

Mid Penn’s banking subsidiary faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, credit unions, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce the Corporation’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

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

MID PENN BANCORP, INC.

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

Mid Penn’s profitability depends significantly on economic conditions in the central Pennsylvania

Mid Penn’s success is dependent to a significant degree on economic conditions in central Pennsylvania, especially in Dauphin, lower Northumberland, western Schuylkill and eastern Cumberland Counties, which Mid Penn defines as our primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in the Central Pennsylvania area could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure you that adverse changes in the local economy would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

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

In response to the financial crisis that commenced in 2008, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. The recently enacted Dodd-Frank Act provides for the creation of a consumer protection division at the Board of Governors of the

MID PENN BANCORP, INC.

Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers. This additional regulation could increase our compliance costs and otherwise adversely impact our operations. That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Bank, and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. These proposals could result in credit losses or increased expense in pursuing our remedies as a creditor. Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.

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

Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings.

Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted its deposit insurance fund. Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments. Mid Penn generally is unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

Pennsylvania Business Corporation Law and various anti-takeover provisions under our articles and bylaws could impede the takeover of Mid Penn.

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire Mid Penn, even if the acquisition would be advantageous to shareholders. In addition, we have various anti-takeover measures in place under our articles of incorporation and bylaws, including a supermajority vote requirement for mergers, a staggered board of directors, and the absence of cumulative voting. Any one or more of these measures may impede the takeover of Mid Penn without the approval of our board of directors and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

Mid Penn may need to or be required to raise additional capital in the future, and capital may not be available when needed and on terms favorable to current shareholders.

Federal banking regulators require Mid Penn and its subsidiary bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation, and banking regulatory agencies. In addition, capital levels are also determined by Mid Penn’s management and board of directors based on capital levels that they believe are necessary to support Mid Penn’s business operations.

If Mid Penn raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock. Furthermore, a capital raise through issuance of additional shares may have an adverse impact on Mid Penn’s stock price. New investors also may have rights, preferences and privileges senior to Mid Penn’s current shareholders, which may adversely impact its current shareholders.

MID PENN BANCORP, INC.

Mid Penn’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, Mid Penn cannot be certain of its ability to raise additional capital on acceptable terms and acceptable time frames or to raise additional capital at all. If Mid Penn cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect Mid Penn’s financial condition and results of operations and its ability to repurchase the preferred stock and the warrant to purchase shares of Mid Penn’s common stock issued under the CPP (see Item 7 of this report under the caption, “Capital Purchase Program Participation.”).

Mid Penn’s profitability depends significantly on the economic conditions in the Commonwealth of Pennsylvania and the local region in which it does business.

Mid Penn’s profitability depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific markets in which Mid Penn operates. Unlike larger national or other regional banks that are more geographically diversified, Mid Penn provides banking and financial services to customers primarily in south central Pennsylvania. The local economic conditions in this area has a significant impact on the demand for Mid Penn’s products and services, as well as the ability of Mid Penn’s customers to repay loans, the value of collateral securing loans, and the stability of Mid Penn’s deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, consequently, have a material adverse effect on Mid Penn’s financial condition and results of operation.

If we conclude that the decline in the value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

Mid Penn’s financial performance may suffer if its information technology is unable to keep pace with its growth or industry developments.

Effective and competitive delivery of Mid Penn’s products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables Mid Penn to reduce costs. Mid Penn’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations. Many of Mid Penn’s competitors have greater resources to invest in technological improvements. Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for Mid Penn. There can be no assurance that Mid Penn will be able to effectively implement new technology-driven products and services, which could reduce its ability to compete effectively.

There can be no assurance that Mid Penn will repurchase the preferred stock and warrant issued under the CPP or that its regulators would approve such repurchase.

To repurchase the preferred stock and the warrant to purchase shares of Mid Penn’s common stock issued under the CPP (see Item 7 of this report under the caption, “Capital Purchase Program Participation.”), Mid Penn must raise sufficient capital and obtain regulatory approval. There can be no assurance when or if the preferred stock or the warrant can be repurchased or what the redemption price for the warrant will be. Until such time as the preferred stock and the warrant are repurchased, Mid Penn will remain subject to the terms and conditions set forth in the purchase agreement with the U.S. Treasury, the preferred stock and the warrant, which, among other things impose restrictions on quarterly cash dividends on its common stock and, with some exceptions, on repurchases of its common stock. Further, Mid Penn’s continued participation in the CPP subjects it to increased regulatory and legislative oversight.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

MID PENN BANCORP, INC.

ITEM 2.	PROPERTIES

With the exception of the Market Square Office and Derry Street Loan Operations Center in Harrisburg, PA, the Bank owns its main office, branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank’s main office and all branch offices are located in Pennsylvania. All of these properties are in good condition and are deemed by management to be adequate for the Bank’s purposes. The table below sets forth the location of each of the Bank’s properties.

Property Location	Description of Property	Property Location	Description of Property
Millersburg		Lykens Office
349 Union Street	Branch Office	550 Main Street	Branch Office
Millersburg, PA 17061		Lykens, PA 17048

Elizabethville Office		Allentown Boulevard Office
4642 State Route 209	Branch Office	5500 Allentown Boulevard	Branch Office
Elizabethville, PA 17023		Harrisburg, PA 17112

Dalmatia Office		Market Square Office
132 School House Road	Branch Office	17 N. Second Street	Branch Office
Dalmatia, PA 17017		Harrisburg, PA 17101

Carlisle Pike Office		Steelton Office
4622 Carlisle Pike	Branch Office	51 South Front Street	Branch Office
Mechanicsburg, PA 17050		Steelton, PA 17113

Derry Street Office		Middletown Office
4509 Derry Street	Branch Office	1100 Spring Garden Drive	Branch Office
Harrisburg, PA 17111		Middletown, PA 17057

Front Street Office		Camp Hill Office
2615 North Front Street	Branch Office	2101 Market Street	Branch Office
Harrisburg, PA 17110		Camp Hill, PA 17011

Tower City Office		Operations Center
545 East Grand Avenue	Branch Office	894 N. River Road	Operations Center
Tower City, PA 17980		Halifax, PA 17032

Dauphin Office 1001 Peters Mountain Road	Branch Office	Derry Street Administrative Office	Administrative Office
Dauphin, PA 17018		4098 Derry Street
Harrisburg, PA 17111

Derry Street Loan Operations Center	Operations Center
4099 Derry Street
Harrisburg, PA 17111

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

MID PENN BANCORP, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on the NASDAQ Stock Market under the symbol MPB. The following table shows the range of high and low sale prices for the Corporation’s stock and cash dividends paid for the quarters indicated.

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2011	$12.33	$7.10	$0.05
June 30, 2011	9.75	8.10	0.05
September 30, 2011	8.97	7.20	0.05
December 31, 2011	8.50	6.60	0.05

March 31, 2010	$10.60	$9.05	$—
June 30, 2010	10.60	9.10	—
September 30, 2010	9.81	5.93	—
December 31, 2010	8.00	6.35	—

Transfer Agent: Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016. Phone: 1-800-368-5948.

Number of Shareholders: As of February 15, 2012, there were approximately 1,486 shareholders of record of Mid Penn’s common stock.

Dividends: Cash dividends of $0.20 per share were paid during 2011. There were no cash dividends paid during 2010. Cash dividends of $0.52 per share were paid during 2009. The quarterly dividend payment was suspended during the fourth quarter of 2009 consistent with the Federal Reserve Board policy that dividend payouts should not exceed net income for the previous four quarters, net of dividends previously paid during that period. Furthermore, Mid Penn is restricted from increasing its dividends on its common stock above the last per share quarterly dividend declared prior to October 14, 2008 ($0.20 per share) without prior regulatory approval as long as the Capital Purchase Plan preferred stock is outstanding. On January 25, 2012, Mid Penn declared a cash dividend of $0.05 per common share, payable on February 27, 2012 to shareholders of record as of February 8, 2012.

Dividend Reinvestment and Stock Purchases: Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee. Voluntary cash contributions may also be made under the Plan. For additional information about the Plan, contact the Transfer Agent.

Annual Meeting: The Annual Meeting of the Shareholders of Mid Penn will be held at 10:00 a.m. on Tuesday, May 1, 2012, at 349 Union Street, Millersburg, Pennsylvania.

Accounting, Auditing and Internal Control Complaints: Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn’s website: www.midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

	Period Ending
Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Mid Penn Bancorp, Inc.	100.00	114.28	92.16	46.62	33.98	34.98
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93
Mid-Atlantic Custom Peer Group*	100.00	91.11	72.66	67.78	73.57	73.91

*	Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Source: SNL Financial LC, Charlottesville, VA

© 2011

www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is attached to this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)
	2011	2010	2009	2008	2007
INCOME:
Total Interest Income	$31,545	$30,148	$31,336	$31,856	$31,444
Total Interest Expense	9,522	10,642	13,304	14,890	15,339
Net Interest Income	22,023	19,506	18,032	16,966	16,105
Provision for Loan and Lease Losses	1,205	2,635	9,520	1,230	925
Noninterest Income	2,996	3,414	3,656	3,682	3,481
Noninterest Expense	18,048	17,121	16,671	14,726	12,596
Income (Loss) Before Provision for (Benefit from) Income Taxes	5,766	3,164	(4,503)	4,692	6,065
Provision for (Benefit from) Income Taxes	1,223	416	(2,208)	1,104	1,394
Net Income (Loss)	4,543	2,748	(2,295)	3,588	4,671
Preferred Stock Dividends and Discount Accretion	514	514	514	16	—
Net Income (Loss) Available to Common Shareholders	4,029	2,234	(2,809)	3,572	4,671

COMMON STOCK DATA PER SHARE:
Earnings (Loss) Per Common Share (Basic)	$1.16	$0.64	$(0.81)	$1.03	$1.34
Earnings (Loss) Per Common Share (Fully Diluted)	1.16	0.64	(0.81)	1.03	1.34
Cash Dividends	0.20	—	0.52	0.80	0.80
Book Value Per Common Share	12.47	10.98	10.55	11.75	11.56
Tangible Book Value Per Common Share	12.10	10.58	10.15	11.34	11.03

AVERAGE SHARES OUTSTANDING (BASIC)	3,481,414	3,479,780	3,479,780	3,483,097	3,497,806
AVERAGE SHARES OUTSTANDING (FULLY DILUTED)	3,481,414	3,479,780	3,479,780	3,483,153	3,497,806

AT YEAR-END:
Investments	$159,043	$70,702	$47,345	$52,739	$50,250
Loans and Leases, Net of Unearned Discount	482,717	467,735	480,385	434,643	377,128
Allowance for Loan and Lease Losses	6,772	7,061	7,686	5,505	4,790
Total Assets	715,383	637,457	606,010	572,999	509,757
Total Deposits	634,055	554,982	500,015	436,824	372,817
Short-term Borrowings	—	1,561	16,044	23,977	37,349
Long-term Debt	22,701	27,883	38,057	55,223	54,581
Shareholders’ Equity	53,452	48,201	46,704	50,890	40,444

RATIOS:
Return on Average Assets	0.66%	0.44%	-0.39%	0.67%	0.94%
Return on Average Shareholders’ Equity	8.96%	5.71%	-4.43%	8.87%	11.84%
Cash Dividend Payout Ratio	15.32%	0.00%	-64.40%	77.67%	59.70%
Allowance for Loan and Lease Losses to Loans and Leases	1.40%	1.51%	1.60%	1.27%	1.27%
Average Shareholders’ Equity to Average Assets	7.37%	7.73%	8.88%	7.55%	7.82%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;

•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

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

Mid Penn recorded net income available to common shareholders of $4,029,000 for the year 2011, compared to $2,234,000 in 2010, which was an increase of $1,795,000 or 80.3%. This represents net income in 2011 of $1.16 per common share compared to $0.64 per common share in 2010, and a net loss of ($0.81) per common share in 2009.

Total assets of Mid Penn continued to grow in 2011, reaching $715,383,000, an increase of $77,926,000, or 12.2% over $637,457,000 at year-end 2010. The majority of growth in assets came from increases in investments, which increased to $159,043,000 or 124.9% over $70,702,000 at the end of 2010. This growth was funded primarily through growth in deposits, which increased 14.2% to $634,055,000 from $554,982,000 at year-end 2010.

The continued soft economy was the major contributor to modest loan growth during 2011. Loan balances increased 3.2% to $482,717,000 from $467,735,000 in 2010. The modest growth numbers were a welcome improvement over the loan balance contraction experienced in 2010 from the end of 2009. Mid Penn experienced weak loan demand during 2011 despite a desire to sensibly lend to support creditworthy existing and new customers in the marketplace.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn’s return on average shareholders’ equity, (ROE), a widely recognized performance indicator in the financial industry, was 8.96% in 2011, 5.71% in 2010, and (4.43%) in 2009. Return on average assets (ROA), another performance indicator, was 0.66% in 2011, 0.44% in 2010, and (0.39%) in 2009.

Mid Penn’s performance during 2011 was a dramatic improvement over the results reported in 2010. This improvement was the result of reduced loan charge-offs and provision for loan and lease losses, improving cost of funds, consistent management of controllable expenses, and positive loan growth throughout 2011.

Net charge-offs decreased from $3,260,000 in 2010 to $1,494,000 during 2011. The reduction from 2010 allowed for a reduced provision for loan and lease losses from $2,635,000 in 2010 to $1,205,000 in 2011. The recession and problems in the commercial real estate sector of the economy continued to negatively impact a number of loans in the portfolio, causing continued elevation in the level of nonperforming loans from those experienced prior to 2009. Further discussion of these issues can be found in the Provision for Loan and Lease Losses section below.

Net interest margin improved to 3.52% in 2011 from 3.47% in 2010. This improvement was driven by a 40 basis point improvement in the rate on supporting liabilities from 2.08% in 2010 to 1.68% in 2011. This improvement allowed average interest spread to increase to 3.29% from 3.20% in 2010 and net interest income on a tax equivalent basis to increase from $20,468,000 in 2010 to $23,094,000 in 2011. This increase was achieved in spite of the substantial pool of nonperforming loans being carried on the balance sheet. The amount of interest income lost on this pool of troubled loans in 2011 amounted to $2,200,000. Further discussion of net interest margin can be found in the Net Interest Income section below.

FDIC insurance premiums increased in 2011 from 2010 and this expense remains at historically high levels as the FDIC continues its efforts to restore the Deposit Insurance Fund and keep it solvent to handle future bank failures should they occur. In addition to high deposit insurance premiums, the increasing regulatory and compliance burden necessitated the hiring of a dedicated compliance officer in 2010 to ensure Mid Penn’s continued compliance with current and anticipated future regulatory changes. This hiring was followed in 2011 with the addition of three additional positions dedicated to compliance with the Bank Secrecy Act, U.S. Patriot Act, and general regulatory compliance. Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges, which has resulted in a reduction in NSF revenue of $425,000 during 2011.

In addition to the interest lost on nonperforming loans, this pool of troubled assets increases Mid Penn’s costs associated with the management and collection of this pool of assets. During 2011, the expenses associated with the increased collection and management efforts on troubled assets were $299,000 as compared to $307,000 in 2010. These expenses remain at historically high levels as Mid Penn resolves problems associated with the pool of troubled assets.

Mid Penn’s fundamental operating performance in 2011 was sound despite these issues and the general economic conditions and credit crisis issues experienced by the banking industry as a whole.

The Bank’s tier one capital (to risk weighted assets) of $50,265,000 or 10.4% and total capital (to risk weighted assets) of $56,327,000 or 11.6% at December 31, 2011, are above the regulatory requirements. Tier one capital consists primarily of the Bank’s shareholders’ equity. Total capital includes qualifying subordinated debt, if any, and the allowance for loan and lease losses, within permitted limits. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

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

Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2011. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.

Net Interest Income

Net interest income, Mid Penn’s primary source of revenue, represents the difference between interest income and interest expense. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 1: AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)
	December 31, 2011			December 31, 2010			December 31, 2009
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS:
Interest Earning Balances	$50,458	$520	1.03%	$45,244	$818	1.81%	$41,925	$1,460	3.48%
Investment Securities:
Taxable	81,017	1,632	2.01%	31,981	800	2.50%	18,829	665	3.53%
Tax-Exempt	35,238	2,015	5.72%	26,254	1,679	6.40%	25,188	1,774	7.04%

Total Securities	116,255			58,235			44,017

Federal Funds Sold	9,922	25	0.25%	9,222	25	0.27%	279	1	0.30%
Loans and Leases, Net:
Taxable	458,533	27,290	5.95%	455,927	26,660	5.85%	446,649	27,370	6.13%
Tax-Exempt	17,144	1,134	6.61%	16,655	1,128	6.77%	17,504	1,013	5.79%

Total Loans and Leases, Net	475,677			472,582			464,153
Restricted Investment in Bank Stocks	3,441	—	0.00%	3,995	—	0.00%	3,929	1	0.03%

Total Earning Assets	655,753	32,616	4.97%	589,278	31,110	5.28%	554,303	32,284	5.82%

Cash and Due from Banks	7,941			7,466			6,795
Other Assets	24,756			26,330			22,071

Total Assets	$688,450			$623,074			$583,169

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$57,342	144	0.25%	$48,024	69	0.14%	$38,198	33	0.09%
Money Market	248,615	2,992	1.20%	163,415	2,357	1.44%	87,427	1,383	1.58%
Savings	27,801	15	0.05%	26,585	16	0.06%	26,241	17	0.06%
Time	209,574	5,358	2.56%	239,761	6,877	2.87%	255,123	9,293	3.64%
Short-term Borrowings	803	4	0.50%	3,798	18	0.47%	19,715	112	0.57%
Long-term Debt	23,394	1,009	4.31%	28,860	1,305	4.52%	47,241	2,466	5.22%

Total Interest Bearing Liabilities	567,529	9,522	1.68%	510,443	10,642	2.08%	473,945	13,304	2.81%

Demand Deposits	63,484			58,480			51,464
Other Liabilities	6,722			6,010			5,985
Shareholders’ Equity	50,715			48,141			51,775

Total Liabilities and Shareholders’ Equity	$688,450			$623,074			$583,169

Net Interest Income		$23,094			$20,468			$18,980

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			4.97%			5.28%			5.82%
Rate on Supporting Liabilities			1.68%			2.08%			2.81%
Average Interest Spread			3.29%			3.20%			3.01%
Net Interest Margin			3.52%			3.47%			3.42%

Interest and average rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%. For purposes of calculating loan yields, average loan balances include nonaccrual loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Loan fees of $701,000, $710,000, and $683,000 are included with interest income in Table 1 for the years 2011, 2010 and 2009, respectively.

TABLE 2: VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Dollars in thousands)	2011 Compared to 2010			2010 Compared to 2009
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
Taxable Equivalent Basis	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$94	$(392)	$(298)	$116	$(758)	$(642)
Investment Securities:
Taxable	1,227	(395)	832	465	(330)	135
Tax-Exempt	575	(239)	336	75	(170)	(95)

Total Investment Securities	1,801	(633)	1,168	540	(500)	40

Federal Funds Sold	2	(2)	—	27	(3)	24
Loans and Leases, Net	186	450	636	519	(1,114)	(595)
Restricted Investment Bank Stocks	—	—	—	—	(1)	(1)

Total Interest Income	2,083	(577)	1,506	1,202	(2,376)	(1,174)

INTEREST EXPENSE:
Interest Bearing Deposits:
NOW	13	62	75	8	28	36
Money Market	1,229	(594)	635	1,202	(228)	974
Savings	1	(2)	(1)	—	(1)	(1)
Time	(866)	(653)	(1,519)	(560)	(1,856)	(2,416)

Total Interest Bearing Deposits	376	(1,186)	(810)	650	(2,057)	(1,407)

Short-term Borrowings	(14)	—	(14)	(90)	(4)	(94)
Long-term Debt	(247)	(49)	(296)	(959)	(202)	(1,161)

Total Interest Expense	115	(1,235)	(1,120)	(400)	(2,262)	(2,662)

NET INTEREST INCOME	$1,968	$658	$2,626	$1,601	$(113)	$1,488

The effect of changing volume and rate has been allocated entirely to the rate column. Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

During 2011, net interest income increased $2,626,000 or 12.8%, as compared to an increase of $1,488,000 or 7.8% in 2010. The average balances, effective interest differential, and interest yields for the years ended December 31, 2011, 2010, and 2009 and the components of net interest income, are presented in Table 1. A comparative presentation of the changes in net interest income for 2011 compared to 2010, and 2010 compared to 2009, is provided in Table 2. This analysis indicates the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets decreased to 4.97% in 2011 from 5.28% in 2010. The yield on earning assets for 2009 was 5.82%. The change in the yield on earning assets was due primarily to changes in market interest rates and extreme rate competition within our market. The average “prime rate” for 2011, 2010, and 2009 was 3.25%. The yield on earning assets is also negatively impacted by the loss of interest on nonperforming loans. During 2011, this loss of interest amounted to $2,200,000. Had this interest been included in Mid Penn’s earnings, the yield on earning assets would have increased by 34 basis points.

Interest expense decreased by $1,120,000, or 10.5%, in 2011 as compared to a decrease of $2,662,000, or 20.0%, in 2010. The cost of interest bearing liabilities decreased to 1.68% in 2011 from 2.08% in 2010. The cost of interest bearing liabilities for 2009 was 2.81%. The reduction in cost of interest bearing liabilities was due to changes in market interest rates and Mid Penn’s ability to reduce the rates on Money Market accounts and Certificates of Deposit.

Net interest margin, on a tax equivalent basis was 3.52% in 2011 compared to 3.47% in 2010 and 3.42% in 2009. The interest rate impact of earning assets and funding sources due to changes in interest rates can be reasonably estimated at current interest rate levels, the options selected

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

During 2011, Mid Penn continued to experience a challenging economic and operating environment. Given the economic pressures that impact some borrowers, Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the risk characteristics of the loan and lease portfolio and shifting collateral values from December 31, 2010 to December 31, 2011. For the year ended December 31, 2011, the provision for loan and lease losses was $1,205,000, as compared to $2,635,000 for the year ended December 31, 2010.

For the year ended December 31, 2011, Mid Penn had net charge-offs of $1,494,000 compared to net charge-offs of $3,260,000 during the year ended December 31, 2010. Loans charged off during 2011 were comprised of 12 residential real estate loans totaling $310,000, 9 commercial and industrial loans totaling $546,000, 8 commercial real estate loans totaling $545,000, and 4 leases representing $44,000 of the total charged off during 2011. The remaining $142,000 was comprised primarily of various consumer loans. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Following its model for loan and lease loss allowance adequacy, management recorded a $1,205,000 provision in 2011, as well as a provision of $2,635,000 in 2010, and $9,520,000 in 2009. The allowance for loan and lease losses as a percentage of total loans was 1.40% at December 31, 2011, compared to 1.51% at December 31, 2010 and 1.60% at December 31, 2009.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3: ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009	2008	2007
Balance, beginning of year	$7,061	$7,686	$5,505	$4,790	$4,187
Loans and leases charged off:
Commercial real estate, construction and land development	545	1,413	2,841	384	—
Commercial, industrial and agricultural	546	787	4,158	70	100
Real estate - residential	310	858	115	—	—
Consumer	142	146	209	188	231
Leases	44	230	108	5	129

Total loans and leases charged off	1,587	3,434	7,431	647	460

Recoveries on loans and leases previously charged off:
Commercial real estate, construction and land development	26	21	—	1	—
Commercial, industrial and agricultural	10	3	16	20	5
Real estate - residential	19	70	—	—	—
Consumer	32	80	76	111	49
Leases	6	—	—	—	84

Total loans and leases recovered	93	174	92	132	138

Net charge-offs	1,494	3,260	7,339	515	322

Provision for loan and lease losses	1,205	2,635	9,520	1,230	925

Balance, end of year	$6,772	$7,061	$7,686	$5,505	$4,790

	Years ended December 31,
	2011	2010	2009	2008	2007

Ratio of net charge-offs during the year to average loans and leases outstanding during the year, net of unearned discount	0.31%	0.69%	1.58%	0.13%	0.09%

Allowance for loan and lease losses as a percentage of total loans and leases at December 31	1.40%	1.51%	1.60%	1.27%	1.27%

Allowance for loan and lease losses as a percentage of non-performing assets at December 31	50.91%	35.05%	48.33%	96.92%	97.68%

Noninterest Income

A summary of the major components of noninterest income for the years ended December 31, 2011, 2010, and 2009 is found in Table 4. During 2011, Mid Penn earned $2,996,000 in noninterest income, compared to $3,414,000 earned in 2010 and $3,656,000 earned in 2009.

Service charges on deposit accounts amounted to $704,000 for 2011, a decrease of $435,000 or 38.2% compared to $1,139,000 for 2010, which was a decrease of $340,000 or 23.0% below 2009. The decrease in service charges in 2011 occurred in spite of general growth in transaction accounts during 2011. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. In addition to this behavioral change, Mid Penn was negatively impacted by regulatory changes contained in the Dodd-Frank Act governing overdraft charges, which has resulted in a reduction in NSF revenue.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Income from fiduciary activities for 2011 was $539,000, a $108,000 or 25.1% increase from $431,000 in 2010, which was a $14,000 or 3.4% increase from $417,000 in 2009. This revenue source is comprised of fees generated by Mid Penn’s Trust department and fees from the sale of third-party mutual funds and annuities to the Bank’s retail and commercial customers. Trust department income for 2011 was $185,000, a $15,000 or 7.5% decrease from $200,000 in 2010, which was a $43,000 or 17.7% decrease from $243,000 in 2009. Trust Department income can fluctuate from year to year, due to the number of estates settled during the year. Fees from third-party mutual fund and annuity sales were $354,000 in 2011, $231,000 in 2010, and $174,000 in 2009.

Mortgage banking income remained robust during the year ended December 31, 2011. Historically low long-term mortgage rates triggered a wave of refinancing activity, generating robust fee income from this line of business. During 2011, Mid Penn decided to add approximately $1,960,000 in secondary market qualified loans to the loan portfolio. This resulted in a slight decline in mortgage banking income to $390,000 in 2011 from $423,000 in 2010.

Mid Penn owns cash surrender value of life insurance policies on its directors. The income on these policies amounted to $258,000 during the year 2011, $270,000 in 2010, and $280,000 in 2009. In addition to the income on these life insurance policies, Mid Penn recognized a gain on life insurance proceeds in 2009 of $158,000 from the death of a retired director in February 2009.

Other income amounted to $1,105,000 in 2011, $1,151,000 in 2010, and $1,198,000 in 2009.

TABLE 4: NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Income from fiduciary activities	$539	$431	$417
Service charges on deposits	704	1,139	1,479
Investment securities gains, net	—	—	—
Earnings from cash surrender value of life insurance	258	270	280
Gain on life insurance proceeds	—	—	158
Mortgage banking income	390	423	124
Merchant services revenue	165	141	128
ATM debit card interchange income	452	408	341
Other income	488	602	729

Total Noninterest Income	$2,996	$3,414	$3,656

Noninterest Expense

A summary of the major components of noninterest expense for the years ended December 31, 2011, 2010, and 2009 is reflected in Table 5. Noninterest expense increased to $18,048,000 in 2011 from $17,121,000 in 2010 and $16,671,000 in 2009.

The major component of noninterest expense is salaries and employee benefits. Increases in the 2011 workforce primarily included additions to compliance and operations support functions within Mid Penn, in order to provide enhanced controls and procedures to support a more sophisticated product line and customer base. The escalating compliance and regulatory burden experienced by banks throughout the industry necessitated the hiring of dedicated compliance staff as well as dedicating resources from support areas throughout Mid Penn to complying with the expanding regulatory changes. Mid Penn also recognized in 2011 a full year of salary and employee benefits expense from the 2010 additions within the support functions throughout the Corporation to enhance controls and support future growth. During 2011, medical benefits increased $126,000 from 2010 levels. In addition, commission-based compensation paid to mortgage originators and retail investment representatives increased $107,000 from 2010 levels.

Occupancy and equipment expenses also increased in 2011 primarily in connection with utility and snow removal costs from the harsh winter months early in the year.

FDIC insurance expense increased in 2011, closing the year at $1,057,000 as compared to $897,000 during 2010. The historically high levels of FDIC insurance expense during 2009, 2010, and 2011 stem from the escalation in Deposit Insurance premiums assessed by the FDIC on all its member banks to restore the Deposit Insurance Fund and keep it solvent to handle future bank failures should they occur. Mid Penn’s premium level was also negatively impacted by the increase in assets used in the calculation of Deposit Insurance premiums.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Computer expense increased from $578,000 in 2010 to $697,000 in 2011. Mid Penn has been making significant enhancements to technology platforms to enhance efficiencies within the support departments and enable updated products and services to customers. These charges reflect the ongoing service contracts for these enhancements.

Internet banking expense increased to $195,000 in 2011 from $138,000 in 2010. A major focus throughout 2010 was the implementation of an enhanced website and internet banking platform. The cost of providing enhanced functionality is reflected in this line item and is part of Mid Penn’s efforts to provide a robust suite of technology-related products and services to the marketplace.

The final significant item was the loss on sale or write-down on foreclosed assets of ($20,000) in 2011 and $283,000 in 2010. During 2010, this item increased as a result of Mid Penn’s ongoing analysis of the carrying values of repossessed properties and the adjustment of their values to current market rates in the face of the overall decline in real estate values plaguing the real estate market. In 2011, the carrying values on repossessed properties have stabilized and some small gains have been realized from the ongoing liquidation of these properties.

TABLE 5: NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2011	2010	2009
Salaries and employee benefits	$9,519	$8,760	$8,173
Occupancy expense, net	1,075	916	844
Equipment expense	1,292	1,361	1,170
Pennsylvania Bank Shares tax expense	449	443	366
FDIC Assessment	1,057	897	1,163
Legal and Professional fees	444	529	814
Director fees and benefits expense	304	303	291
Marketing and advertising expense	354	308	679
Computer expense	697	578	393
Telephone expense	377	362	344
(Gain) loss / write-down on sale of foreclosed assets	(20)	283	110
Core deposit intangible amortization	65	65	65
Stationery and supplies expense	166	156	151
Postage expense	167	172	156
Courier expense	30	60	96
Meals, travel, and lodging expense	228	211	200
Correspondent service charge expense	79	87	95
Contributions expense	77	35	77
ATM debit card processing expense	152	122	126
Internet banking expense	195	138	88
Other expenses	1,341	1,335	1,270

Total Noninterest Expense	$18,048	$17,121	$16,671

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

As of December 31, 2011, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $2,044,000 (unrealized gain on securities of $3,096,000 less estimated income tax expense of $1,052,000). At December 31, 2010, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $176,000 (unrealized gain on securities of $266,000 less estimated income tax expense of $90,000) compared to a December 31, 2009 increase in the unrealized gain included in other comprehensive income of $817,000 (unrealized gain on securities of $1,238,000 less estimated income tax expense of $421,000). Mid Penn does not have any significant concentrations within its portfolio of investment securities. Table 6 provides a summary of our available for sale investment securities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 6: FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2011	2010	2009
U.S. Treasury and U.S. government agencies	$27,617	$17,394	$15,700
Mortgage-backed U.S. government agencies	82,668	25,387	4,619
State and political subdivision obligations	48,366	27,678	26,781
Equity securities	392	243	245

	$159,043	$70,702	$47,345

Maturity and yield information relating to the investment portfolio is shown in Table 7.

TABLE 7: INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
As of December 31, 2011	One Year	Year thru	Years thru	After Ten
	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	$2,011	$19,726	$5,880	$—	$27,617
Mortgage-backed U.S. government agencies	1	—	9,961	72,706	82,668
State and political subdivision obligations	565	5,130	13,099	29,572	48,366
Equity securities	—	—	—	392	392

	$2,577	$24,856	$28,940	$102,670	$159,043

		After One	After Five
	One Year	Year thru	Years thru	After Ten
	and Less	Five Years	Ten Years	Years	Total
Weighted Average Yields
U.S. Treasury and U.S. government agencies	0.99%	2.62%	4.77%	—	2.96%
Mortgage-backed U.S. government agencies	5.51%	—	4.36%	4.64%	4.61%
State and political subdivision obligations	7.38%	6.62%	5.67%	5.39%	5.62%
Equity securities	—	—	—	3.46%	3.46%

	2.39%	3.45%	5.04%	4.85%	4.63%

Loans

At December 31, 2011, loans and leases totaled $482,717,000; a $14,982,000 or 3.2% increase from December 31, 2010. During 2011, Mid Penn experienced a net increase in commercial real estate and commercial/industrial loans of approximately $4,650,000. This increase was the result of an increase in business lending opportunities to credit-worthy borrowers within the markets Mid Penn serves during the latter portion of 2011. Mid Penn also experienced an increase in residential real estate loans of approximately $10,798,000 during 2011 as real estate values stabilized and borrowers felt more comfortable refinancing higher-priced debt. Mid Penn added $7,143,000 in conventional residential mortgages within the loan portfolio as an alternative to purchasing lower-yielding investment securities as part of this increase.

At December 31, 2011, loans, net of unearned income, represented 71.0% of earning assets as compared to 78.3% on December 31, 2010, and 84.8% on December 31, 2009.

The Bank’s loan portfolio is diversified among individuals and small and medium-sized businesses generally located within the Bank’s trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County. Commercial real estate, construction and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial and agricultural loans are made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no concentration of credit to any one borrower. The Bank’s highest concentration of credit is in Commercial Real Estate financings.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A distribution of the Bank’s loan portfolio according to major loan classification is shown in Table 8.

TABLE 8: LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, construction and land development	$249,204	51.6	$252,915	54.0	$253,878	52.8	$234,762	53.9	$197,192	52.1
Commercial, industrial and agricultural	78,656	16.3	70,295	15.0	85,795	17.8	71,385	16.4	65,421	17.3
Real estate - residential	146,846	30.4	136,048	29.1	128,522	26.7	118,547	27.2	106,141	28.0
Consumer	8,327	1.7	8,922	1.9	12,884	2.7	11,103	2.5	9,987	2.6

Total Loans	483,033	100.0	468,180	100.0	481,079	100.0	435,797	100.0	378,741	100.0

Unearned income	(316)		(445)		(694)		(1,154)		(1,613)

Loans net of unearned discount	482,717		467,735		480,385		434,643		377,128
Allowance for loan and lease losses	(6,772)		(7,061)		(7,686)		(5,505)		(4,790)

Net loans	$475,945		$460,674		$472,699		$429,138		$372,338

Mid Penn’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9: LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
As of December 31, 2011	One Year	Year thru	After Five
	and Less	Five Years	Years	Total
Commercial real estate, construction and land development	$20,911	$26,303	$201,990	$249,204
Commercial, industrial and agricultural	$8,725	50,565	19,366	78,656
Real estate - residential mortgages	13,830	35,070	97,946	146,846
Consumer	2,785	3,543	1,683	8,011

	$46,251	$115,481	$320,985	$482,717

Rate Sensitivity
Predetermined rate	$45,820	$109,446	$114,543	$269,809
Floating or adjustable rate	431	6,035	206,442	212,908

	$46,251	$115,481	$320,985	$482,717

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

TABLE 10: NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
Nonperforming Assets:
Nonaccrual loans	$11,800	$17,228	$14,933	$4,113	$4,317
Loans renegotiated with borrowers	571	2,323	308	51	—

Total nonperforming loans	12,371	19,551	15,241	4,164	4,317

Foreclosed real estate	931	596	663	1,516	528
Other repossessed property	—	—	—	—	59

Total non-performing assets	13,302	20,147	15,904	5,680	4,904

Accruing loans 90 days or more past due	—	19	661	1,860	2,439

Total risk elements	$13,302	$20,166	$16,565	$7,540	$7,343

Nonperforming loans as a % of total loans outstanding	2.56%	4.18%	3.17%	0.96%	1.14%
Nonperforming assets as a % of total loans outstanding and other real estate	2.76%	4.31%	3.31%	1.30%	1.30%
Ratio of allowance for loan losses to nonperforming loans	54.74%	36.12%	50.43%	132.20%	110.96%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan. Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit. During 2011, nonperforming loans declined $7,180,000 from $19,551,000 at December 31, 2010. This improvement has been the result of slight improvement in some sectors of the general economy and maintaining a close relationship with troubled borrowers as they navigate their plan toward a resolution of credit issues.

Mid Penn’s troubled debt restructured loans at December 31, 2011 totaled $4,602,000, of which, $571,000 are accruing residential mortgages in compliance with the terms of the modification. As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate. Further discussion of troubled debt restructured loans can be found in Note 7 to Mid Penn’s Consolidated Financial Statements, which are incorporated herein by reference. As of December 31, 2011, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The following table provides additional analysis of partially charged-off loans:

TABLE 11: PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)
	December 31, 2011	December 31, 2010
Period ending total loans outstanding (net of unearned income)	$482,717	$467,735
Allowance for loan and lease losses	6,772	7,061
Total Nonperforming loans	12,371	19,551
Nonperforming and impaired loans with partial charge-offs	4,505	7,487

Ratio of nonperforming loans with partial charge-offs to total loans	0.93%	1.60%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	36.42%	38.29%

Coverage ratio net of nonperforming loans with partial charge-offs	86.09%	58.53%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.42%	1.53%

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

As of December 31, 2011, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $10,926,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $5,155,000 for which specific allocations totaling $1,846,000 have been included within the loan loss reserve for these loans. The remaining $5,771,000 of loans requires no specific allocation within the loan loss reserve. The $10,926,000 pool of impaired loan relationships is comprised of $7,834,000 in real estate secured commercial relationships and $3,092,000 in business relationships. There are specific allocations against the real estate secured pool totaling $523,000, spread among seventeen relationships composed primarily of customers engaged in real estate investment activities. The group of impaired business relationships with specific allocations is made up of eight relationships and a specific allocation of $1,323,000 has been set aside against these credits. Seven small business relationships account for $451,000 of the specific allocations due to the negative effects of the economy on their businesses. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $872,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff as well as the quality of the institution’s loan review system.

•	Changes in the nature and volume of the portfolio and the terms of loans generally offered.

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,772,000 is adequate as of December 31, 2011.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12: ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
Commercial real estate, construction and land development	$2,988	$3,002	$3,334	$3,326	$2,908
Commercial, industrial and agricultural	2,874	3,246	3,545	1,860	1,607
Real estate - residential	332	206	175	87	75
Consumer	435	412	467	172	148
Unallocated	143	195	165	60	52

	$6,772	$7,061	$7,686	$5,505	$4,790

The 2011 provision of $1,205,000 is a decrease of $1,430,000 from the $2,635,000 provision in 2010. The smaller provision is reflective of the aggressive loan charge-offs taken at the end of 2009 and in 2010, resulting from the deterioration in the overall quality of our loan portfolio caused by the recession and problems in the commercial real estate sector. The continued slowness in the economy and continuing credit quality concerns of Mid Penn’s loan portfolio during 2011 necessitated larger than pre-2009 provision levels, even though the amount was a reduction from 2010.

The allowance for loan and lease losses at December 31, 2011 was $6,772,000, or 1.40% of total loans less unearned discount as compared to $7,061,000, or 1.51% at December 31, 2010 and $7,686,000, or 1.60% at December 31, 2009.

Deposits and Other Funding Sources

Mid Penn’s primary source of funds are deposits. Total deposits at December 31, 2011, increased by $79,073,000 or 14.2% over December 31, 2010, which increased by $54,967,000 or 11.0% over December 31, 2009. Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2011, 2010, and 2009 are presented in Table 13.

Average short-term borrowings for 2011 were $803,000 as compared to $3,798,000 in 2010. These borrowings included customer repurchase agreements, treasury tax and loan note option borrowings and federal funds purchased. One $5,000,000 long-term borrowing matured in 2011, while no new long-term borrowing arrangements were entered into during the year.

At December 31, 2011, the Bank had $13,354,000 in brokered deposits. With additional success in the local deposit environment, the Bank reduced its brokered deposit funding by $3,140,000 in 2011, after having reduced such funding by $11,395,000 in 2010.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 13: DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$63,484	0.00%	$58,480	0.00%	$51,464	0.00%
Interest-bearing demand deposits	57,342	0.25%	48,024	0.14%	38,198	0.09%
Money market	248,615	1.20%	163,415	1.44%	87,427	1.58%
Savings	27,801	0.05%	26,585	0.06%	26,241	0.06%
Time	209,574	2.56%	239,761	2.87%	255,123	3.64%

	$606,816	1.40%	$536,265	1.74%	$458,453	2.34%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14: MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2011	2010	2009
Three months or less	$7,824	$7,322	$22,712
Over three months to twelve months	21,979	21,031	37,443
Over twelve months	36,807	37,870	25,682

	$66,610	$66,223	$85,837

Capital Resources

Shareholders’ equity, or capital, is evaluated in relation to total assets and the risk associated with those assets. The detailed computation of the Bank’s regulatory capital ratios can be found in Note 17 of Item 8, Notes to Consolidated Financial Statements. The greater a corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses. Too much capital, however, indicates that not enough of the corporation’s earnings have been invested in the continued growth of the business or paid to shareholders. The buildup makes it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward. For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Shareholders’ equity increased in 2011 by $5,251,000 or 10.9%, following an increase in 2010 of $1,497,000 or 3.2% and a decrease in 2009 of $4,186,000 or 8.2%. Capital was positively impacted in 2011 by the net income of $4,029,000 and the increase in other comprehensive income from the increase in value of the assets in the available for sale investment portfolio. Capital was positively impacted in 2010 by the net income of $2,234,000 and the continued suspension of the common dividend to shareholders. Capital was negatively impacted in 2009 by the net loss of $2,809,000 and the payment of cash dividends to common shareholders of $1,809,000.

Mid Penn’s normal intent for dividend payout is to provide quarterly cash returns to shareholders and earnings retention at a level sufficient to finance future growth. During the fourth quarter of 2009, Mid Penn suspended the quarterly cash dividend consistent with Federal Reserve Board policy that dividend payouts should not exceed net income for the previous four quarters, net of dividends paid during that period. Mid Penn continued the suspension of the quarterly cash dividend to shareholders throughout 2010, consistent with Federal Reserve Board policy. Mid Penn reinstated a dividend payout of $0.05 per common share during each of the calendar quarters in 2011. The dividends paid on common shares totaled $0.20 for the year ended December 31, 2011. On January 25, 2012, Mid Penn declared a cash dividend of $0.05 per common share, payable on February 27, 2012 to shareholders of record as of February 8, 2012.

The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 15.3% for 2011 and 0.0% for 2010.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2011, and 2010, as follows:

(Dollars in thousands)			Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,451	7.0%	$28,679	4.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	50,451	10.3%	19,566	4.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	56,513	11.6%	39,132	8.0%	N/A	N/A

Bank
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,265	7.1%	$28,326	4.0%	$35,408	5.0%
Tier 1 Capital (to Risk Weighted Assets)	50,265	10.4%	19,367	4.0%	29,051	6.0%
Total Capital (to Risk Weighted Assets)	56,327	11.6%	38,735	8.0%	48,419	10.0%

Corporation
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,957	7.4%	$25,352	4.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	46,957	10.2%	18,501	4.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	52,711	11.4%	37,002	8.0%	N/A	N/A

Bank
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,799	7.4%	$25,388	4.0%	$31,735	5.0%
Tier 1 Capital (to Risk Weighted Assets)	46,799	10.2%	18,357	4.0%	27,536	6.0%
Total Capital (to Risk Weighted Assets)	52,553	11.5%	36,714	8.0%	45,893	10.0%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

In compliance with the EESA and ARRA, on February 27, 2009, Rory G. Ritrievi entered into a Capital Purchase Plan Executive Compensation Restriction Agreement with Mid Penn Bancorp, Inc. and Mid Penn Bank (the “Agreement”). The Agreement prohibits, during the period which any obligation to the Federal Government remains outstanding, any payment to Mr. Ritrievi (including bonus payments and payments upon a termination) which would violate the EESA and ARRA.

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

Federal Income Taxes

Federal income tax expense for 2011 was $1,223,000 compared to $416,000 in 2010 and a federal income tax benefit of $2,208,000 in 2009. The effective tax rate was 21% for 2011, 13% for 2010, and 49% for 2009.

The tax expense in 2011 and 2010 resulted from net income generated in the normal course of business. The tax benefit recorded in 2009 was related to a loss stemming from the increased provision for loan losses and increased noninterest expenses during 2009. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. As a result of Mid Penn’s adoption of ASC Topic 740, Income Taxes, no significant income tax uncertainties were identified; therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended December 31, 2011 and December 31, 2010. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

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

Major sources of cash in 2011 came from the net increase in deposits of $79,073,000, as well as the decrease in interest-bearing balances of $27,564,000.

The major uses of cash in 2011 were the net purchase of investment securities of $84,744,000 and the increase in loans and leases of $17,774,000.

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

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2011:

TABLE 15: AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Certificates of deposit	9	$201,892	$94,171	$76,938	$29,153	$1,630
Long-term debt	11	22,701	—	14,213	5,000	3,488
Operating lease obligations	19	341	109	211	21	—
Payments under benefit plans	13	1,574	103	245	316	910

		$226,508	$94,383	$91,607	$34,490	$6,028

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

As of December 31, 2011, commitments to extend credit amounted to $91,619,000 as compared to $86,141,000 as of December 31, 2010.

Mid Penn also issues standby letters of credit to its customers. The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers. Standby letters of credit decreased to $7,320,000 at December 31, 2011, from $10,048,000 at December 31, 2010.

Comprehensive Income (Loss)

Comprehensive Income (Loss) is a measure of all changes in equity of a corporation, excluding transactions with owners in their capacity as owners (such as proceeds from issuances of stock and dividends). The difference between Net Income (Loss) and Comprehensive Income (Loss) is termed “Other Comprehensive Income (Loss).” For Mid Penn, Other Comprehensive Income (Loss) consists primarily of unrealized gains and losses on available for sale securities, net of deferred income tax. Other Comprehensive Income (Loss) also includes a pension component in accordance with ASC Topic 715. Comprehensive Income (Loss) should not be construed to be a measure of Net Income (Loss). The amount of unrealized gains or losses reflected in Comprehensive Income (Loss) may vary widely at statement dates depending on the markets as a whole and how interest rate movements affect the market value of the portfolio of available for sale securities. Other Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 was $1,880,000, ($737,000), and $369,000, respectively.

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

Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that there would not be a significant variance in net interest income over a one-year time frame due to interest rate changes; however, actual results could vary significantly from the calculations prepared by Management. At December 31, 2011, all interest rate risk levels according to the model were within the tolerance limits of Board approved policy. In addition, the table does not take into consideration changes, which Management would make to realign its portfolio in the event of a changing rate environment.

TABLE 16: EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2011			December 31, 2010
Change in Basis Points	% Change in Net Interest Income	Risk Limit	Change in Basis Points	% Change in Net Interest Income	Risk Limit
300	6.29%	+/- 25%	300	4.84%	+/- 25%
200	4.19%	+/- 15%	200	3.32%	+/- 15%
100	2.01%	+/- 10%	100	1.72%	+/- 10%
0			0
(100)	-3.36%	+/- 10%	(100)	-1.87%	+/- 10%
(200)	-4.73%	+/- 15%	(200)	-3.89%	+/- 15%
(300)	-7.02%	+/- 25%	(300)	-5.88%	+/- 25%

MID PENN BANCORP, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. The Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

ParenteBeard LLC

Harrisburg, Pennsylvania

March 26, 2012

MID PENN BANCORP, INC.	Consolidated Balance Sheets

(Dollars in thousands, except per share data)
	December 31,2011	December 31,2010
ASSETS
Cash and due from banks	$9,847	$6,779
Interest-bearing balances with other financial institutions	1,555	884
Federal funds sold	6,439	5,238

Total cash and cash equivalents	17,841	12,901

Interest-bearing time deposits with other financial institutions	27,477	55,041
Available for sale investment securities	159,043	70,702
Loans and leases, net of unearned interest	482,717	467,735
Less: Allowance for loan and lease losses	(6,772)	(7,061)

Net loans and leases	475,945	460,674

Bank premises and equipment, net	13,324	13,185
Restricted investment in bank stocks	3,120	3,828
Foreclosed assets held for sale	931	596
Accrued interest receivable	3,067	2,632
Deferred income taxes	2,439	2,875
Goodwill	1,016	1,016
Core deposit and other intangibles, net	274	351
Cash surrender value of life insurance	7,896	7,638
Other assets	3,010	6,018

Total Assets	$715,383	$637,457

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$73,261	$60,228
Interest bearing demand	59,403	44,578
Money Market	271,521	209,936
Savings	27,978	26,466
Time	201,892	213,774

Total Deposits	634,055	554,982
Short-term borrowings	—	1,561
Long-term debt	22,701	27,883
Accrued interest payable	1,064	1,111
Other liabilities	4,111	3,719

Total Liabilities	661,931	589,256
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at December 31, 2011 and December 31, 2010	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,484,509 shares issued and outstanding at December 31, 2011 and 3,479,780 at December 31, 2010	3,484	3,480
Additional paid-in capital	29,830	29,810
Retained earnings	8,222	4,875
Accumulated other comprehensive income	1,916	36

Total Shareholders’ Equity	53,452	48,201

Total Liabilities and Shareholders’ Equity	$715,383	$637,457

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations

(Dollars in thousands, except per share data)	Years Ended December 31,
	2011	2010	2009
INTEREST INCOME
Interest & fees on loans and leases	$28,038	$27,397	$28,039
Interest on interest-bearing balances	520	818	1,460
Interest and dividends on investment securities:
U.S. Treasury and government agencies	1,619	788	652
State and political subdivision obligations, tax-exempt	1,329	1,108	1,171
Other securities	14	12	13
Interest on federal funds sold and securities purchased under agreements to resell	25	25	1

Total Interest Income	31,545	30,148	31,336

INTEREST EXPENSE
Interest on deposits	8,509	9,319	10,726
Interest on short-term borrowings	4	18	112
Interest on long-term debt	1,009	1,305	2,466

Total Interest Expense	9,522	10,642	13,304

Net Interest Income	22,023	19,506	18,032
PROVISION FOR LOAN AND LEASE LOSSES	1,205	2,635	9,520

Net Interest Income After Provision for Loan and Lease Losses	20,818	16,871	8,512

NONINTEREST INCOME
Income from fiduciary activities	539	431	417
Service charges on deposits	704	1,139	1,479
Earnings from cash surrender value of life insurance	258	270	280
Gain on life insurance proceeds	—	—	158
Mortgage banking income	390	423	124
Other income	1,105	1,151	1,198

Total Noninterest Income	2,996	3,414	3,656

NONINTEREST EXPENSE
Salaries and employee benefits	9,519	8,760	8,173
Occupancy expense, net	1,075	916	844
Equipment expense	1,292	1,361	1,170
Pennsylvania Bank Shares tax expense	449	443	366
FDIC Assessment	1,057	897	1,163
Legal and professional fees	444	529	814
Director fees and benefits expense	304	303	291
Marketing and advertising expense	354	308	679
Computer expense	697	578	393
Telephone expense	377	362	344
(Gain) loss on sale/write-down of foreclosed assets	(20)	283	110
Core deposit intangible amortization	65	65	65
Other expenses	2,435	2,316	2,259

Total Noninterest Expense	18,048	17,121	16,671

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
INCOME TAXES	5,766	3,164	(4,503)
Provision for (benefit from) income taxes	1,223	416	(2,208)

NET INCOME (LOSS)	4,543	2,748	(2,295)
Preferred stock dividends and discount accretion	514	514	514

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$4,029	$2,234	$(2,809)

PER COMMON SHARE DATA:
Basic Earnings (Loss) Per Common Share	$1.16	$0.64	$(0.81)
Diluted Earnings (Loss) Per Common Share	1.16	0.64	(0.81)
Cash Dividends	0.20	0.00	0.52

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

FOR YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2008	$10,000	$3,480	$29,838	$7,168	$404	$—	$50,890
Comprehensive loss:
Net loss	—	—	—	(2,295)	—	—	(2,295)
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	263	—	263
Defined benefit plans, net of tax effects	—	—	—	—	106	—	106

Total comprehensive loss							(1,926)

Cash dividends ($0.52 per share)	—	—	—	(1,809)	—	—	(1,809)
Preferred dividends	—	—	—	(437)	—	—	(437)
Amortization of warrant cost	—	—	(14)	—	—	—	(14)

Balance, December 31, 2009	10,000	3,480	29,824	2,627	773	—	46,704
Comprehensive income:
Net income	—	—	—	2,748	—	—	2,748
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	(641)	—	(641)
Defined benefit plans, net of tax effects	—	—	—	—	(96)	—	(96)

Total comprehensive income							2,011

Preferred dividends	—	—	—	(500)	—	—	(500)
Amortization of warrant cost	—	—	(14)	—	—	—	(14)

Balance, December 31, 2010	10,000	3,480	29,810	4,875	36	—	48,201
Comprehensive income:
Net income	—	—	—	4,543	—	—	4,543
Change in net unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effects	—	—	—	—	1,868	—	1,868
Defined benefit plans, net of tax effects	—	—	—	—	12	—	12

Total comprehensive income							6,423

Cash dividends	—	—	—	(696)	—	—	(696)
Employee Stock Purchase Plan	—	4	34	—	—	—	38
Preferred dividends	—	—	—	(500)	—	—	(500)
Amortization of warrant cost	—	—	(14)	—	—	—	(14)

Balance, December 31, 2011	$10,000	$3,484	$29,830	$8,222	$1,916	$—	$53,452

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net Income (Loss)	$4,543	$2,748	$(2,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	1,205	2,635	9,520
Depreciation	1,230	1,302	1,115
Amortization of intangibles	77	18	37
Net (accretion) amortization of security (discounts) premiums	(767)	162	(212)
Earnings on cash surrender value of life insurance	(258)	(270)	(280)
Gain from life insurance proceeds	—	—	(158)
Loss on disposal of property, plant, and equipment	46	4	5
(Gain) loss on sale / write-down of foreclosed assets	(20)	283	110
Deferred income tax benefit	(526)	(288)	(243)
(Increase) decrease in accrued interest receivable	(435)	149	(34)
Decrease (increase) in other assets	3,006	887	(4,593)
Decrease in accrued interest payable	(47)	(639)	(661)
Increase (decrease) in other liabilities	392	279	(218)

Net Cash Provided By Operating Activities	8,446	7,270	2,093

Investing Activities:
Net decrease (increase) in interest-bearing balances	27,564	(16,437)	11,472
Proceeds from the maturity of investment securities	26,413	8,982	15,360
Proceed from maturity of investment securities	—	—	—
Purchases of investment securities	(111,157)	(33,472)	(9,354)
Redemptions (purchases) of restricted investment in bank stock	708	201	(411)
Net (increase) decrease in loans and leases	(17,774)	8,690	(53,528)
Purchases of bank premises and equipment	(1,415)	(1,587)	(2,647)
Proceeds from sale of foreclosed assets	983	484	1,190
Proceeds from cash surrender value of life insurance	—	—	507

Net Cash Used In Investing Activities	(74,678)	(33,139)	(37,411)

Financing Activities:
Net increase in demand deposits and savings accounts	90,955	109,653	42,791
Net (decrease) increase in time deposits	(11,882)	(54,686)	20,400
Net decrease in short-term borrowings	(1,561)	(14,483)	(7,933)
Issued senior preferred stock	—	—	—
Preferred stock dividend paid	(500)	(500)	(453)
Common stock dividend paid	(696)	—	(1,809)
Employee Stock Purchase Plan	38	—	—
Long-term debt repayment	(5,182)	(10,174)	(17,166)
Purchase of treasury stock	—	—	—
Proceeds from long-term debt	—	—	—

Net Cash Provided By Financing Activities	71,172	29,810	35,830

Net increase in cash and cash equivalents	4,940	3,941	512
Cash and cash equivalents, beginning of period	12,901	8,960	8,448

Cash and cash equivalents, end of period	$17,841	$12,901	$8,960

(Dollars in thousands)	Years Ended December 31,
	2011	2010	2009
Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,569	$11,281	$13,965
Income taxes paid	$940	$510	$50
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$1,298	$700	$447

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiaries Mid Penn Investment Corporation, Mid Penn Insurance Services, LLC, Mid Penn Bank (“Bank”), and the Bank’s wholly-owned subsidiary Mid Penn Insurance Services, LLC (collectively, “Mid Penn”). All material intercompany accounts and transactions have been eliminated in consolidation.

For comparative purposes, the December 31, 2010 and December 31, 2009 balances have been reclassified to conform to the 2011 presentation. Such reclassifications had no impact on net income.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2011, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

A decision was made to close Mid Penn Insurance Services, LLC, effective December 31, 2009 due to lack of activity within the subsidiary.

Mid Penn Insurance Services LLC was revived in August of 2010 as a wholly-owned subsidiary of the Bank to provide a wide array of personal and commercial insurance products.

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

Available for Sale Securities – includes debt and equity securities. Debt and equity securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of deferred income taxes, as a component of

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

accumulated other comprehensive income within shareholders’ equity. Realized gains and losses on sales of investment securities are computed on the basis of specific identification of the cost of each security. Mid Penn had no trading securities or held to maturity securities in 2011 or 2010.

(d)	Loans and Allowance for Loan and Lease Losses

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

Commercial real estate and commercial real estate – construction

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees. The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult. These factors have led the Bank to severely curtain the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers. These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio. Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.36% of the portfolio at December 31, 2011.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

In addition, Federal and State regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan and lease losses and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

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

(f)	Restricted Investment in Federal Home Loan Bank Stock

The Bank owns restricted stock investments in the Federal Home Loan Bank (“FHLB”). Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula. The stock is carried at cost. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock and as of December 31, 2011 has not changed its position regarding dividend payments. During 2011 the FHLB of Pittsburgh did perform limited excess capital stock repurchases each calendar quarter. Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases. Further, in February 2012, the FHLB declared a dividend of 0.10% annualized, payable to FHLB shareholders on February 23, 2012.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2011.

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

(h)	Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan. A portion of the cost of the loan is allocated to the servicing right based upon relative fair value. The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold stratified by rate and maturity date. Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans. Servicing rights are reported in other intangibles and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans. The carrying amount of mortgage servicing rights was $173,000 and $185,000 at December 31, 2011 and 2010, respectively. Amortization expense is netted against loan servicing fee income and is reflected in the Consolidated Statements of Operations in mortgage banking income. Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(i)	Investment in Limited Partnership

Mid Penn invested as a limited partner in a partnership in September 2008 that provides low-income housing in Enola, Pennsylvania. The carrying value of Mid Penn’s investment in the limited partnership was $540,000 at December 31, 2011 using the straight-line method. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment at year-end. The partnership anticipates receiving $76,000 annually in low-income housing tax credits.

(j)	Income Taxes

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

(k)	Core Deposit Intangible

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

(l)	Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with 2004 and 2006 business acquisitions accounted for as purchases. Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other requires a two-step process for testing the impairment of goodwill on at least an annual basis. In 2010, Mid Penn changed the valuation methodology for evaluating goodwill impairment from using an internally prepared analysis based on Mid Penn’s stock price, to obtaining an independent valuation by a third party. This change in methodology did not have any effect on the results of operations of Mid Penn. Mid Penn did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2011. In addition, Mid Penn did not identify any impairment in 2010 or 2009.

(m)	Bank Owned Life Insurance

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

(n)	Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred and were $354,000 in 2011, $308,000 in 2010, and $679,000 in 2009.

(o)	Postretirement Benefit Plans

Mid Penn follows the guidance in ASC Topic 715, Compensation-Retirement Benefits related to postretirement benefit plans. This guidance requires additional disclosures about defined benefit pension plans and other postretirement defined benefit plans.

(p)	Other Benefit Plan

A funded contributory defined-contribution plan is maintained for substantially all employees. The cost of the Mid Penn defined contribution plan is charged to current operating expenses and is funded annually.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(q)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank. Trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.

(r)	Earnings (Loss) Per Share

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

The computations of basic earnings (loss) per common share follow:

(Dollars in thousands, except per share data)
	2011	2010	2009
Net Income (Loss)	$4,543	$2,748	$(2,295)
Less: Dividends on preferred stock	(500)	(500)	(500)
Accretion of preferred stock discount	(14)	(14)	(14)

Net income (loss) available to common shareholders	$4,029	$2,234	$(2,809)

Weighted average common shares outstanding	3,481,414	3,479,780	3,479,780
Basic earnings (loss) per common share	$1.16	$0.64	$(0.81)

The computations of diluted earnings (loss) per common share follow:

(Dollars in thousands, except per share data)
	2011	2010	2009
Net income (loss) available to common stockholders	$4,029	$2,234	$(2,809)
Weighted average number of common shares outstanding	3,481,414	3,479,780	3,479,780
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—

Adjusted weighted-average common shares outstanding	3,481,414	3,479,780	3,479,780
Diluted earnings (loss) per common share	$1.16	$0.64	$(0.81)

As of December 31, 2011, 2010, and 2009 Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

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

(Dollars in thousands)	Years Ended December 31,
	2011	2010	2009
Change in unrealized holding gains (losses) on available for sale securities	$2,829	$(971)	$400
Less reclassification adjustment for gains realized in income	—	—	—

Net unrealized gains (losses)	2,829	(971)	400

Change in defined benefit plans	19	(145)	161

Other comprehensive income (loss)	2,848	(1,116)	561
Income tax (expense) benefit	(968)	379	(192)

Net of tax amount	$1,880	$(737)	$369

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income

Balance - December 31, 2010	$176	$(140)	$36

Balance - December 31, 2011	$2,044	$(128)	$1,916

(5)	Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia. The amounts of those required reserve balances were $254,000 at December 31, 2011, and $173,000 at December 31, 2010.

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

In instances when a determination is made that other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

At December 31, 2011 and 2010, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,116	$1,501	$—	$27,617
Mortgage-backed U.S. government agencies	82,777	491	600	82,668
State and political subdivision obligations	46,654	1,836	124	48,366
Equity securities	400	—	8	392

	$155,947	$3,828	$732	$159,043

(Dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2010
Available for sale securities:
U.S. Treasury and U.S. government agencies	$16,726	$668	$—	$17,394
Mortgage-backed U.S. government agencies	25,528	144	285	25,387
State and political subdivision obligations	27,932	481	735	27,678
Equity securities	250	—	7	243

	$70,436	$1,293	$1,027	$70,702

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This initial investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and an additional investment was purchased in 2011. At December 31, 2010 and 2011, the investment is reported at fair value.

Investment securities having a fair value of $85,591,000 at December 31, 2011, and $37,259,000 at December 31, 2010, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$46,497	$593	$370	$7	$46,867	$600
State and political subdivision obligations	4,371	49	1,169	75	5,540	124
Equity securities	—	—	392	8	392	8

Total temporarily impaired available for sale securities	$50,868	$642	$1,931	$90	$52,799	$732

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$13,032	$285	$—	$—	$13,032	$285
State and political subdivision obligations	11,318	668	808	67	12,126	735
Equity securities	—	—	243	7	243	7

Total temporarily impaired available for sale securities	$24,350	$953	$1,051	$74	$25,401	$1,027

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

At December 31, 2011, Mid Penn had 45 debt securities with unrealized losses. These securities have depreciated 1.37% from their amortized cost basis. At December 31, 2010, 30 debt securities with unrealized losses had depreciated 3.60% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2011 and 2010:

(Dollars in thousands)	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$2,563	$2,576	$7,791	$7,825
Due after 1 year but within 5 years	23,923	24,856	6,319	6,558
Due after 5 years but within 10 years	17,626	18,979	15,245	16,014
Due after 10 years	28,658	29,572	15,303	14,675

	72,770	75,983	44,658	45,072

Mortgage-backed securities	82,777	82,668	25,528	25,387
Equity securities	400	392	250	243

	$155,947	$159,043	$70,436	$70,702

Mortgage-backed securities at December 31, 2011, had an average life of 2.3 years compared to an average life of 3.7 years at December 31, 2010. New investment purchases in this category have shorter average lives than the portfolio at December 31, 2010.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Loan and Lease Losses

The Bank has granted loans to certain of its executive officers, directors, and their related interests. These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time. The aggregate amount of these loans was $6,807,000 and $8,116,000 at December 31, 2011 and 2010, respectively. During 2011, $12,324,000 of new loans and advances were extended and repayments totaled $13,633,000. None of these loans were past due, in non-accrual status, or restructured at December 31, 2011.

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2011 and 2010 are as follows:

(Dollars in thousands) December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$68,775	$3,528	$4,627	$—	$76,930
Commercial real estate	271,551	6,530	14,815	—	292,896
Commercial real estate - construction	29,706	445	584	—	30,735
Lease financing	1,724	—	—	—	1,724
Residential mortgage	48,270	—	—	—	48,270
Home equity	23,248	218	683	—	24,149
Consumer	7,705	308	—	—	8,013

	$450,979	$11,029	$20,709	$—	$482,717

(Dollars in thousands) December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$63,195	$1,830	$2,803	$—	$67,828
Commercial real estate	262,743	6,421	16,537	—	285,701
Commercial real estate - construction	34,495	2,768	1,565	—	38,828
Lease financing	2,177	—	277	—	2,454
Residential mortgage	43,960	—	106	—	44,066
Home equity	19,708	308	352	—	20,368
Consumer	8,058	432	—	—	8,490

	$434,336	$11,759	$21,640	$—	$467,735

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Impaired loans by loan portfolio class as of December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$463	$1,382	$—	$766	$1,730	$—
Commercial real estate	4,473	6,543	—	7,414	10,642	—
Commercial real estate - construction	584	592	—	1,565	1,957	—
Lease financing	—	—	—	169	211	—
Residential mortgage	—	—	—	96	99	—
Home equity	251	386	—	113	516	—

With an allowance recorded:
Commercial and industrial	$656	$792	$451	$896	$1,518	$685
Commercial real estate	4,425	6,163	1,380	4,218	5,839	1,166
Residential mortgage	—	—	—	10	10	10
Home equity	74	77	15	22	113	22

Total:
Commercial and industrial	$1,119	$2,174	$451	$1,662	$3,248	$685
Commercial real estate	8,898	12,706	1,380	11,632	16,481	1,166
Commercial real estate - construction	584	592	—	1,565	1,957	—
Lease financing	—	—	—	169	211	—
Residential mortgage	—	—	—	106	109	10
Home equity	325	463	15	135	629	22

Average recorded investment of impaired loans and related interest income recognized for the year ended December 31, 2011 and 2010 are summarized as follows:

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

	December 31, 2011		December 31, 2010
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$752	$84	$1,222	$11
Commercial real estate	4,712	278	9,317	—
Commercial real estate - construction	1,016	18	1,858	—
Lease financing	—	—	181	—
Residential mortgage	—	28	97	—
Home equity	266	—	283	—

With an allowance recorded:
Commercial and industrial	$670	$—	$938	$—
Commercial real estate	4,569	—	4,384	—
Residential mortgage	—	—	10	—
Home equity	76	—	25	—

Total:
Commercial and industrial	$1,422	$84	$2,160	$11
Commercial real estate	9,281	278	13,701	—
Commercial real estate - construction	1,016	18	1,858	—
Lease financing	—	—	181	—
Residential mortgage	—	28	107	—
Home equity	342	—	308	—

Non-accrual loans by loan portfolio class as of December 31, 2011 and 2010 are summarized as follows:

(Dollars in thousands)	2011	2010

Commercial and industrial	$1,117	$1,839
Commercial real estate	8,899	11,878
Commercial real estate - construction	584	1,565
Lease financing	—	219
Residential mortgage	703	1,376
Home equity	496	320
Consumer	1	31

	$11,800	$17,228

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of December 31, 2011 and 2010 are summarized as follows:

(Dollars in thousands) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$141	$663	$1,052	$1,856	$75,074	$76,930	$—
Commercial real estate	1,037	909	6,204	8,150	284,746	292,896	—
Commercial real estate - construction	6	—	584	590	30,145	30,735	—
Lease financing	—	—	—	—	1,724	1,724	—
Residential mortgage	410	11	691	1,112	47,158	48,270	—
Home equity	111	—	428	539	23,610	24,149	—
Consumer	15	3	1	19	7,994	8,013	—

Total	$1,720	$1,586	$8,960	$12,266	$470,451	$482,717	$—

(Dollars in thousands) December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing

Commercial and industrial	$112	$186	$1,652	$1,950	$65,878	$67,828	$—
Commercial real estate	1,670	469	4,954	7,093	278,608	285,701	—
Commercial real estate - construction	—	—	931	931	37,897	38,828	—
Lease financing	—	—	1	1	2,453	2,454	1
Residential mortgage	823	133	870	1,826	42,240	44,066	—
Home equity	330	—	238	568	19,800	20,368	—
Consumer	369	11	49	429	8,061	8,490	18

Total	$3,304	$799	$8,695	$12,798	$454,937	$467,735	$19

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The allowance for loan and lease losses and recorded investment in financing receivables for the years ended December 31, 2011 and 2010 and as of December 31, 2011 and 2010 are as follows:

(Dollars in thousands) December 31, 2011	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061
Charge-offs	(546)	(545)	—	(44)	(310)	(40)	(102)	—	(1,587)
Recoveries	10	26	—	6	19	5	27	—	93
Provisions	363	447	(136)	39	434	9	101	(52)	1,205

Ending balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772

Ending balance: individually evaluated for impairment	$451	$1,380	$—	$—	$—	$15	$—	$—	$1,846

Ending balance: collectively evaluted for impairment	$1,823	$2,164	$23	$2	$362	$322	$87	$143	$4,926

Loans receivables:
Ending balance	$76,930	$292,896	$30,735	$1,724	$48,270	$24,149	$8,013	$—	$482,717

Ending balance: individually evaluted for impairment	$1,119	$8,898	$584	$—	$—	$325	$—	$—	$10,926

Ending balance: collectively evaluated for impairment	$75,811	$283,998	$30,151	$1,724	$48,270	$23,824	$8,013	$—	$471,791

(Dollars in thousands) December 31, 2010	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061

Ending balance: individually evaluated for impairment	$685	$1,166	$—	$—	$10	$22	$—	$—	$1,883

Ending balance: collectively evaluted for impairment	$1,762	$2,450	$159	$1	$209	$341	$61	$195	$5,178

Loans receivables:
Ending balance	$67,828	$285,701	$38,828	$2,454	$44,066	$20,368	$8,490	$—	$467,735

Ending balance: individually evaluted for impairment	$1,662	$11,632	$1,565	$169	$106	$135	$—	$—	$15,269

Ending balance: collectively evaluated for impairment	$66,166	$274,069	$37,263	$2,285	$43,960	$20,233	$8,490	$—	$452,466

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The recorded investments in troubled debt restructured loans at December 31, 2011 are as follows:

(Dollars in thousands)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$32
Commercial real estate	8,315	4,568	3,955
Residential mortgage	698	691	599
Home equity	29	28	16

	$9,082	$5,322	$4,602

Mid Penn’s troubled debt restructured loans at December 31, 2011 totaled $4,602,000, of which, $571,000, representing nine loans, are accruing residential mortgages in compliance with the terms of the modification. The remaining $4,031,000, representing 15 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate. As of December 31, 2011, charge offs associated with troubled debt restructured loans while under a forbearance agreement totaled $0. As of December 31, 2011, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements. One forbearance agreement was negotiated during 2008, 18 forbearance agreements were negotiated during 2009, while the remaining five were negotiated during 2010.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

As a result of adopting the amendments in ASU No. 2011-02, Mid Penn reassessed all restructurings that occurred on or after the beginning of the current fiscal year for identification as troubled debt restructurings. Mid Penn identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02.

Changes in the allowance for loan and lease losses for the years 2011, 2010 and 2009 are summarized as follows:

(Dollars in thousands)	2011	2010	2009
Balance, January 1	$7,061	$7,686	$5,505
Provision for loan and lease losses	1,205	2,635	9,520
Loans and leases charged off	(1,587)	(3,434)	(7,431)
Recoveries on loans and leases charged off	93	174	92

Balance, December 31	$6,772	$7,061	$7,686

The average balances of total impaired loans and leases amounted to $12,061,000, $18,315,000, and $13,293,000 for the years 2011, 2010, and 2009, respectively. The Bank applies payments on impaired loans on a principal first basis. Interest income is recognized on impaired loans and leases on a cash basis. The cash receipts recognized as interest income were $408,000, $11,000, and $982,000 for the years ended December 31, 2011, 2010, and 2009.

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $2,200,000, $5,203,000, and $4,225,000 in the years ended December 31, 2011, 2010, and 2009, respectively. Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(8)	Bank Premises and Equipment

At December 31, 2011 and 2010, bank premises and equipment are as follows:

(Dollars in thousands)	2011	2010
Land	$2,752	$2,752
Buildings	10,478	10,362
Furniture, fixtures, and equipment	7,946	9,235
Land and Leasehold improvements	725	688
Construction in progress	254	27

	22,155	23,064
Less accumulated depreciation	(8,831)	(9,879)

	$13,324	$13,185

Depreciation expense was $1,230,000 in 2011, $1,302,000 in 2010, and $1,115,000 in 2009.

(9)	Deposits

At December 31, 2011 and 2010, time deposits amounted to $201,892,000 and $213,774,000, respectively. Interest expense on such certificates of deposit amounted to $5,358,000, $6,877,000, and $9,293,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

These time deposits at December 31, 2011, mature as follows:

(Dollars in thousands)	Time Deposits
	$100,000 or more	Less than $100,000
Maturing in 2012	$64,368	$29,803
Maturing in 2013	32,631	14,929
Maturing in 2014	19,332	10,046
Maturing in 2015	12,182	9,143
Maturing in 2016	5,593	2,235
Maturing thereafter	1,176	454

	$135,282	$66,610

Brokered deposits included in the deposit totals equaled $13,354,000 at December 31, 2011 and $16,494,000 at December 31, 2010. Deposits and other funds from related parties held by Mid Penn at December 31, 2011 and 2010 amounted to $9,201,000 and $8,841,000, respectively.

(10)	Short-term Borrowings

Short-term borrowings as of December 31, 2011 and 2010 consisted of:

(Dollars in thousands)	2011	2010
Repurchase agreements	$—	$578
Treasury, tax and loan notes	—	983

	$—	$1,561

The weighted average interest rate on total short-term borrowings outstanding was 0.47% at December 31, 2010.

Federal funds purchased represent overnight funds. The Bank has a line of credit commitment from the Federal Home Loan Bank (“FHLB”) for overnight borrowings up to $40,000,000 of which $0 was outstanding at December 31, 2011. This line is collateralized by certain qualifying loans and investment securities of the Bank. Securities sold under repurchase agreements generally mature between one day and one year. Treasury, tax and loan notes are open-ended interest bearing notes payable to the U.S. Treasury upon call. All tax deposits accepted by the Bank are placed in the Treasury note account. The Bank also has unused lines of credit with a correspondent bank amounting to $7,500,000 at December 31, 2011.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(11)	Long-term Debt

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and through its membership, the Bank can access a number of credit products, which are utilized to provide liquidity. The maximum borrowing capacity available to the Bank at the FHLB at December 31, 2011 was $58,141,000, which includes the line of credit commitment for overnight borrowings. As of December 31, 2011 and 2010, the Bank had long-term debt in the amount of $22,701,000 and $27,883,000, respectively, consisting of:

(Dollars in thousands)	At December 31,
	2011	2010
Loans maturing in 2011 at a rate of 5.13%	$—	$5,000
Loans maturing in 2013 with rates ranging from 3.24% to 4.75%	14,213	14,236
Loans maturing in 2015 at a rate of 4.18%	5,000	5,000
Loans maturing in 2026 at a rate of 4.80%	3,409	3,565
Loans maturing in 2027 at a rate of 6.71%	79	82

	$22,701	$27,883

The aggregate amounts due on long-term debt subsequent to December 31, 2011 are $191,000 (2012), $14,365,000 (2013), $184,000 (2014), $5,193,000 (2015), $203,000 (2016), and $2,565,000 thereafter. $50,576,000 of the Bank’s investments and a portion of the Bank’s mortgage loan portfolio are pledged to secure FHLB borrowings.

(12)	Fair Value Measurement

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

Level 1 Inputs –	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Inputs –	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 Inputs –	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

There were no transfers of assets between fair value Level 1 and Level 2 for the year ended December 31, 2011. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
Assets:	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$27,617	$—	$27,617	$—
Mortgage-backed U.S. government agencies	82,668	—	82,668	—
State and political subdivision obligations	48,366	—	48,366	—
Equity securities	392	392	—	—

	$159,043	$392	$158,651	$—

(Dollars in thousands)		Fair value measurements at December 31, 2010 using:
Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$17,394	$—	$17,394	$—
Mortgage-backed U.S. government agencies	25,387	—	25,387	—
State and political subdivision obligations	27,678	—	27,678	—
Equity securities	243	243	—	—

	$70,702	$243	$70,459	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
Assets:	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$5,621	$—	$—	$5,621
Foreclosed Assets Held for Sale	240	—	—	240

(Dollars in thousands)		Fair value measurements at December 31, 2010 using:
Assets:	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$6,542	$—	$—	$6,542
Foreclosed Assets Held for Sale	299	—	—	299

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

Mortgage Servicing Rights:

The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and maturity date.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2011 and 2010.

(Dollars in thousands)	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$17,841	$17,841	$12,901	$12,901
Interest-bearing balances with other financial institutions	27,477	27,477	55,041	55,041
Investment securities	159,043	159,043	70,702	70,702
Net loans and leases	475,945	498,029	460,674	481,248
Restricted investment in bank stocks	3,120	3,120	3,828	3,828
Accrued interest receivable	3,067	3,067	2,632	2,632
Mortgage servicing rights	173	123	185	107

Financial liabilities:
Deposits	$634,055	$644,474	$554,982	$560,843
Short-term borrowings	—	—	1,561	1,561
Long-term debt	22,701	24,609	27,883	28,318
Accrued interest payable	1,064	1,064	1,111	1,111

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

(13)	Postretirement Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit plan for directors. The plan provides defined benefits based on years of service.

Mid Penn also has other postretirement benefit plans covering full-time employees. These health care and life insurance plans are noncontributory.

The significant aspects of each plan are as follows:

(a)	Health Insurance

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

Mid Penn has an unfunded defined benefit retirement plan for directors with benefits based on years of service. The adoption of this plan generated unrecognized prior service cost of $274,000, which is being amortized over the expected future years of service of active directors. The unamortized balance at December 31, 2011, was $151,000.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Health and Life

The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2011 and 2010, and a statement of the funded status at December 31, 2011 and 2010:

(Dollars in thousands)	December 31,
	2011	2010
Change in benefit obligations:
Benefit obligations, January 1	$868	$633
Service cost	22	22
Interest cost	42	44
Actuarial (gain) loss	(78)	150
Change in assumptions	80	48
Benefit payments	(30)	(29)

Benefit obligations, December 31	$904	$868

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	30	29
Benefit payments	(30)	(29)

Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(904)	$(868)

The amount recognized in the consolidated balance sheet at December 31, 2011 and 2010, is as follows:

(Dollars in thousands)	2011	2010
Accrued benefit liability	$904	$868

The amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2011	2010
Net loss, pretax	$74	$72
Prior service cost, pretax	(3)	(4)

The accumulated benefit obligation for health and life insurance plans was $904,000 and $868,000 at December 31, 2011 and 2010, respectively.

The estimated prior service costs that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 is ($1,053).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of net periodic postretirement benefit cost for 2011, 2010 and 2009 are as follows:

(Dollars in thousands)	2011	2010	2009
Service cost	$22	$22	$16
Interest cost	42	44	32
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net gain	—	—	(10)

Net periodic postretirement benefit cost	$63	$65	$37

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2011 and 2010 are as follows:

	2011	2010
Weighted-average assumptions:
Discount rate	4.50%	5.50%
Rate of compensation increase	3.50%	4.50%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Weighted-average assumptions:
Discount rate	4.50%	5.50%	5.75%
Rate of compensation increase	3.50%	4.50%	4.75%

Assumed health care cost trend rates at December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Health care cost trend rate assumed for next year	7.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2016	2016	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$6	$(5)
Effect on accumulated postretirement benefit obligation	76	(68)

Mid Penn expects to contribute $22,000 to its life and health benefit plans in 2012. The following table shows the estimated benefit payments for future periods:

(Dollars in thousands)
1/1/2012 to 12/31/2012	$22
1/1/2013 to 12/31/2013	31
1/1/2014 to 12/31/2014	45
1/1/2015 to 12/31/2015	62
1/1/2016 to 12/31/2016	75
1/1/2017 to 12/31/2021	419

Benefit obligations were measured as of December 31, 2011, for the postretirement benefit plan.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit plan’s benefit obligations and fair value of plan assets for the years ended December 31, 2011 and 2010 and a statement of the status at December 31, 2011 and 2010. This plan is unfunded.

(Dollars in thousands)	December 31,
	2011	2010
Change in benefit obligations:
Benefit obligations, January 1	$998	$975
Service cost	24	23
Interest cost	53	54
Actuarial loss (gain)	3	(9)
Change in assumptions	51	12
Benefit payments	(60)	(57)

Benefit obligations, December 31	$1,069	$998

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	60	57
Benefit payments	(60)	(57)

Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(1,069)	$(998)

Amounts recognized in the consolidated balance sheet at December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010
Accrued benefit liability	$1,069	$998

Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2011	2010
Net prior service cost, pretax	$151	$172
Net loss (gain), pretax	26	(28)

The accumulated benefit obligation for the retirement plan was $1,069,000 at December 31, 2011 and $998,000 at December 31, 2010.

The estimated prior service costs that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2012 is $21,525.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of net periodic retirement cost for 2011, 2010 and 2009 are as follows:

(Dollars in thousands)	2011	2010	2009
Service cost	$24	$23	$20
Interest cost	53	54	56
Amortization of prior-service cost	22	21	22

Net periodic retirement cost	$99	$98	$98

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2011 and 2010 are as follows:

	2011	2010
Weighted-average assumptions:
Discount rate	4.50%	5.50%
Change in consumer price index	2.50%	3.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Weighted-average assumptions:
Discount rate	4.50%	5.50%	5.75%
Change in consumer price index	2.50%	3.00%	3.25%

Mid Penn expects to contribute $81,000 to its retirement plan in 2012. The following table shows the estimated benefit payments for future periods:

(Dollars in thousands)
1/1/2012 to 12/31/2012	$81
1/1/2013 to 12/31/2013	83
1/1/2014 to 12/31/2014	86
1/1/2015 to 12/31/2015	88
1/1/2016 to 12/31/2016	91
1/1/2017 to 12/31/2021	491

Plan benefit obligations were measured as of December 31, 2011 for the directors’ defined benefit plan.

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation. The aggregate cash surrender value of these policies was $3,408,000 and $3,297,000 at December 31, 2011 and 2010, respectively.

(14)	Other Benefit Plans

(a)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees. The Bank’s contribution to the plan was $0 for 2011, 2010, and 2009.

(b)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows an executive officer to defer compensation for a specified period in order to provide future retirement income. The only participant in this plan is a former executive officer. At December 31, 2011 and 2010, the Bank had accrued a liability of approximately $181,000 and $174,000, respectively, for this plan.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of fees for a specified period in order to provide future retirement income. At December 31, 2011 and 2010, the Bank had accrued a liability of approximately $501,000 and $423,000, respectively, for this plan.

(c)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer. The Agreement provides the former executive officer with a fixed annual benefit. The benefit is payable beginning at age 65 for a period of 15 years. At December 31, 2011 and 2010, the Bank has accrued a liability of approximately $179,000 and $167,000, respectively, for the Agreement. The expense related to the Agreement was $12,000 for 2011, $11,000 for 2010, and $11,000 for 2009.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which informally funds the benefit obligation. The aggregate cash surrender value of this policy was approximately $1,107,000 and $1,072,000 at December 31, 2011 and 2010, respectively.

(d)	Employee Stock Ownership Plan

Mid Penn has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Board of Directors. Total expense related to Mid Penn’s contribution to the ESOP for 2011, 2010 and 2009 was $0, respectively. The ESOP held 41,873 and 42,271 common shares of Mid Penn stock as of December 31, 2011, and December 31, 2010, respectively, all of which were allocated to plan participants. The ESOP shares are valued using Level 1 inputs as there is an active market for identical assets at the measurement date. At December 31, 2011, the fair value of Mid Penn stock on the NASDAQ Stock Market was $7.54 per common share, resulting in a total fair value of the ESOP of $316,000. Shares held by the ESOP are considered outstanding for purposes of calculating earnings per share. Dividends paid on shares held by the ESOP are charged to retained earnings.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2011 and 2010, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,661,000 and $1,625,000, respectively.

(f)	401(k) Plan

The Bank has a 401(k) plan that covers substantially all full-time employees. The plan allows employees to contribute a portion of their salaries and wages to the plan. The plan provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages. The Bank’s contribution to the plan was $115,000, $90,000, and $96,000 for the years ending December 31, 2011, 2010, and 2009, respectively.

(g)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate. The plan allows employees to use a portion of their salaries and wages to purchase common shares of Mid Penn stock at the market value of shares at the end of each calendar quarter.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(15)	Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2011 and 2010:

(Dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan and lease losses	$2,283	$2,328
Loan fees	266	171
Benefit plans	1,082	1,072
Nonaccrual interest	882	379
Prepaid expenses	57	—
Other	125	17

	4,695	3,967

Deferred tax liabilities:
Depreciation	(897)	(579)
Bond accretion	(115)	(115)
Prepaid expenses	—	(135)
Goodwill and intangibles	(191)	(172)
Unrealized gain on securities	(1,053)	(91)

	(2,256)	(1,092)

Deferred tax asset, net	$2,439	$2,875

In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets.

The provision for (benefit from) income taxes consists of the following:

(Dollars in thousands)	2011	2010	2009
Current	$1,749	$704	$(1,965)
Deferred	(526)	(288)	(243)

Total provision for (benefit from) income taxes	$1,223	$416	$(2,208)

A reconciliation of income tax at the statutory rate to Mid Penn’s effective rate is as follows:

(Dollars in thousands)	2011	2010	2009
Provision (benefit) at the expected statutory rate	$1,960	$1,076	$(1,531)
Effect of tax-exempt income	(710)	(635)	(609)
Effect of investment in life insurance	(88)	(92)	(149)
Nondeductible interest	49	51	62
Other items	12	16	19

Provision for (benefit from) income taxes	$1,223	$416	$(2,208)

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax (benefit) expense in the consolidated statement of operations for the years ended December 31, 2011, 2010, or 2009. There were no amounts accrued for interest and penalties at December 31, 2011 or 2010.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania. Mid Penn is no longer subject to examination by taxing authorities for years before 2008. Tax years 2008 through the present remain open to examination.

(16)	Core Deposit Intangible

A summary of core deposit intangible is as follows at December 31, 2011.

(Dollars in thousands)	2004	2006
	Acquisition	Acquisition	Total
Gross carrying amount	$291	$232	$523
Less accumulated amortization	(275)	(147)	(422)

Net carrying amount	$16	$85	$101

The core deposit intangibles for the acquisitions are being amortized over the weighted average useful life of 8 years, with no estimated residual value.

Amortization expense amounted to $65,000 in 2011, 2010, and 2009.

The estimated amortization expenses of intangible assets for each of the four succeeding fiscal years are as follows:

(Dollars in thousands)
2012	$45
2013	29
2014	27

$101

(17)	Regulatory Matters

Mid Penn Bancorp, Inc., is a bank holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary. Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets. As of December 31, 2011 and December 31, 2010, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

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

The FDIC has also adopted a prepayment of projected deposit insurance premiums for a three-year period that would be paid on December 30, 2009. The prepayment was approximately $2,719,000 for the Corporation. The prepayment will be carried as a prepaid expense in other assets on the balance sheet and amortized into expense in the operating period to which it applies. As of December 31, 2011, the unamortized balance was $871,000.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances. At December 31, 2011, $0 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below. On January 25, 2012, Mid Penn declared a cash dividend of $0.05 per common share, payable on February 27, 2012 to shareholders of record as of February 8, 2011. This declaration and subsequent payout was made in compliance with Federal Reserve Board policy regarding dividends.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2011, and December 31, 2010, as follows:

(Dollars in thousands)	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well-Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,451	7.0%	$28,679	4.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	50,451	10.3%	19,566	4.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	56,513	11.6%	39,132	8.0%	N/A	N/A

Bank
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,265	7.1%	$28,326	4.0%	$35,408	5.0%
Tier 1 Capital (to Risk Weighted Assets)	50,265	10.4%	19,367	4.0%	29,051	6.0%
Total Capital (to Risk Weighted Assets)	56,327	11.6%	38,735	8.0%	48,419	10.0%

Corporation
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,957	7.4%	$25,352	4.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	46,957	10.2%	18,501	4.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	52,711	11.4%	37,002	8.0%	N/A	N/A

Bank
As of December 31, 2010:
Tier 1 Capital (to Average Assets)	$46,799	7.4%	$25,388	4.0%	$31,735	5.0%
Tier 1 Capital (to Risk Weighted Assets)	46,799	10.2%	18,357	4.0%	27,536	6.0%
Total Capital (to Risk Weighted Assets)	52,553	11.5%	36,714	8.0%	45,893	10.0%

(18)	Concentration of Risk and Off-Balance Sheet Risk

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for direct, funded loans.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The term of these standby letters of credit is generally one year or less.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

As of December 31, 2011, commitments to extend credit amounted to $91,619,000 and standby letters of credit amounted to $7,320,000.

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

As of December 31, 2011, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk. However, there is a geographical concentration in that most of the Bank’s business activity is with customers located in Central Pennsylvania, specifically within the Bank’s trading area made up of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County.

The Bank’s highest concentrations of credit within the loan portfolio are in the areas of Commercial Real Estate financing (60.7%) as of December 31, 2011.

(19)	Commitments and Contingencies

Operating Leases:

In April 2005, Mid Penn entered into a non-cancelable operating lease agreement to lease approximately 2,500 square feet of office space in the downtown Harrisburg area, with the initial term extending through April 2010. Mid Penn has the option to renew this lease for two additional five-year periods and has exercised the first of these options, extending the term of the lease through April of 2015. Mid Penn also has entered into a non-cancelable lease on a drive-up ATM site in Halifax, PA. This lease runs through October of 2012. In December 2011, Mid Penn entered into a non-cancelable operating lease agreement to lease approximately 5,900 square feet of office space on Derry St. in the Harrisburg area, with the initial term extending through November 2014. Mid Penn has the option to renew this lease for two additional three-year periods.

Minimum future rental payments under these operating leases as of December 31, 2011 are as follows:

(Dollars in thousands)

2012	$109
2013	106
2014	105
2015	21

$341

Mid Penn paid rent payments in 2011, 2010, and 2009 of $79,000, $90,000, and $97,000, respectively.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(22)	Parent Company Statements

CONDENSED BALANCE SHEETS

(Dollars in thousands)	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$50	$115
Investment in subsidiaries	53,322	48,043
Prepaid expense	—	1
Other assets	80	42

Total assets	$53,452	$48,201

LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity	$53,452	$48,201

Total shareholders’ equity	$53,452	$48,201

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)	For Years Ended December 31,
	2011	2010	2009
Dividends from subsidiaries	$1,246	$575	$2,498
Undistributed earnings (loss) of subsidiaries	3,398	2,301	(4,673)
Other expenses	(153)	(193)	(182)
Income tax benefit	52	65	62

Net income (loss)	$4,543	$2,748	$(2,295)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,543	$2,748	$(2,295)
Undistributed (earnings) loss of subsidiaries	(3,398)	(2,301)	4,673
Decrease in other liabilities	(52)	—	—

Net cash provided by operating activities	1,093	447	2,378

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the maturity of investment securities	—	—	9,000

Net cash provided by investing activities	—	—	9,000

CASH FLOWS FROM FINANCING ACTIVITIES
Investment in subsidiaries	—	(5)	(9,000)
Dividends paid	(1,196)	(500)	(2,262)
Employee Stock Purchase Plan	38	—	—

Net cash used in financing activities	(1,158)	(505)	(11,262)

Net (decrease) increase in cash and cash equivalents	(65)	(58)	116
Cash and cash equivalents at beginning of period	115	173	57

Cash and cash equivalents at end of period	$50	$115	$173

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(23)	Recent Accounting Pronouncements

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

ASU 2011-08: In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. The purpose of this ASU is to simplify how entities test goodwill for impairment by adding a new first step to the preexisting goodwill impairment test under ASC Topic 350, Intangibles – Goodwill and other. This amendment gives the entity the option to first assess a variety of qualitative factors such as economic conditions, cash flows, and competition to determine whether it was more likely than not that the fair value of goodwill has fallen below its carrying value. If the entity determines that it is not likely that the fair value has fallen below its carrying value, then the entity will not have to complete the original two-step test under Topic 350. The amendments in this ASU are effective for impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Corporation is evaluating the impact of this standard on its consolidated financial statements.

ASU 2011-10: In December, 2011, the FASB issued ASU 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013. Early adoption is permitted. The Corporation is evaluating the impact of this standard on its consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

ASU 2011-11: In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The Corporation is evaluating the impact of this standard on its consolidated financial statements.

ASU 2011-12: In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The Corporation is evaluating the impact of this standard on its consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(24)	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2011 and 2010.

(Dollars in thousands, except per share data)	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,453	$8,075	$7,994	$8,023
Interest Expense	2,470	2,485	2,375	2,192

Net Interest Income	4,983	5,590	5,619	5,831
Provision for Loan and Lease Losses	200	550	405	50

Net Interest Income After Provision for Loan Losses	4,783	5,040	5,214	5,781
Noninterest Income	758	705	764	769
Noninterest Expense	4,300	4,408	4,534	4,806

Income Before Provision for Income Taxes	1,241	1,337	1,444	1,744
Provision for Income Taxes	241	278	312	392

Net Income	1,000	1,059	1,132	1,352
Preferred Stock Dividends and Discount Accretion	128	129	128	129

Net Income Available to Common Shareholders	$872	$930	$1,004	$1,223

Per Share Data:
Basic Earnings Per Share	$0.25	$0.27	$0.29	$0.35
Diluted Earnings Per Share	$0.25	$0.27	$0.29	$0.35
Cash Dividends	0.05	0.05	0.05	0.05

(Dollars in thousands, except per share data)	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,354	$7,685	$7,554	$7,555
Interest Expense	2,853	2,660	2,567	2,562

Net Interest Income	4,501	5,025	4,987	4,993
Provision for Loan and Lease Losses	160	925	975	575

Net Interest Income After Provision for Loan Losses	4,341	4,100	4,012	4,418
Noninterest Income	816	901	824	873
Noninterest Expense	4,269	4,052	4,352	4,448

Income Before Provision for Income Taxes	888	949	484	843
Provision for Income Taxes	153	158	4	101

Net Income	735	791	480	742
Preferred Stock Dividends and Discount Accretion	128	129	128	129

Net Income Available to Common Shareholders	$607	$662	$352	$613

Per Share Data:
Basic Earnings Per Share	$0.17	$0.19	$0.11	$0.17
Diluted Earnings Per Share	$0.17	$0.19	$0.11	$0.17
Cash Dividends	—	—	—	—

MID PENN BANCORP, INC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded, as of December 31, 2011, that, Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that Mid Penn’s internal control over financial reporting, as of December 31, 2011, is effective based on those criteria.

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

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders, which pages are incorporated herein by reference. Mid Penn does not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 3: Ratification of the Appointment of ParenteBeard, LLC as the Corporation’s Independent Registered Public Accounting firm for 2012” of Mid Penn’s definitive proxy statement to be used in connection with the 2012 Annual Meeting of Shareholders, which page is incorporated herein by reference.

MID PENN BANCORP, INC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements are incorporated by reference in Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

3.	The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)	The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) of Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.)

3(ii)	Statement with Respect to Shares for Series A Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

3(iii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.)

4.1	Warrants for Purchase of Shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

10.1	Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.) *

10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.) *

10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

10.4	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.) *

10.5	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust. (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.) *

10.6	Severance Agreement dated as of November 26, 2008 between Mid Penn Bank and Alan W. Dakey. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 1, 2008.) *

10.7	Letter Agreement, dated as of December 19, 2008, Between Mid Penn Bancorp, Inc. and the United States Department of the Treasury, which includes the Securities Purchase Agreement – Standard Terms attached thereto, with respect to the issuance and sale of the Series A Preferred Stock and the Warrants. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

11	Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

12	Statements re: Computation of Ratios. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2005.)

MID PENN BANCORP, INC.

21	Subsidiaries of Registrant.

23	Consent of ParenteBeard LLC.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

99.1	Listing of Mid-Atlantic Custom Peer Group Banks.

99.2	Certification of Principal Executive Officer pursuant to the Economic Stabilization Act of 2008.

99.3	Certification of Principal Financial Officer pursuant to the Economic Stabilization Act of 2008.

101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE XBRL Taxonomy Extension Presentation Linkbase.

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema.

101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF XBRL Taxonomy Extension Definition Linkbase.

*	Denotes a management contract or compensatory plan or arrangement.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 26, 2012
Rory G. Ritrievi President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Kevin W. Laudenslager	March 26, 2012
Kevin W. Laudenslager Vice President, Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Robert A. Abel	March 26, 2012
Robert A. Abel, Director

By:	/s/ Steven T. Boyer	March 26, 2012
Steven T. Boyer, Director

By:	/s/ Jere M. Coxon	March 26, 2012
Jere M. Coxon, Director

By:	/s/ Matthew G. DeSoto	March 26, 2012
Matthew G. DeSoto, Director

By:	/s/ Robert C. Grubic	March 26, 2012
Robert C. Grubic, Director

By:	/s/ Gregory M. Kerwin	March 26, 2012
Gregory M. Kerwin, Director

By:	/s/ Theodore W. Mowery	March 26, 2012
Theodore W. Mowery, Director

By:	/s/ Donald E. Sauve	March 26, 2012
Donald E. Sauve, Director

By:	/s/ Edwin D. Schlegel	March 26, 2012
Edwin D. Schlegel, Director

By:	/s/ William A. Specht, III	March 26, 2012
William A. Specht, Director