Form 10-Q
period 2012-03-31
MID PENN BANCORP INC
filed 2012-05-15
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 15, 2012, the registrant had 3,485,839 shares of common stock outstanding.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)
	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$9,102	$9,847
Interest-bearing balances with other financial institutions	1,048	1,555
Federal funds sold	9,689	6,439

Total cash and cash equivalents	19,839	17,841

Interest-bearing time deposits with other financial institutions	25,892	27,477
Available for sale investment securities	155,282	159,043
Loans and leases, net of unearned interest	488,670	482,717
Less: Allowance for loan and lease losses	(6,577)	(6,772)

Net loans and leases	482,093	475,945

Bank premises and equipment, net	13,473	13,324
Restricted investment in bank stocks	2,965	3,120
Foreclosed assets held for sale	889	931
Accrued interest receivable	3,011	3,067
Deferred income taxes	1,909	2,439
Goodwill	1,016	1,016
Core deposit and other intangibles, net	264	274
Cash surrender value of life insurance	7,958	7,896
Other assets	3,034	3,010

Total Assets	$717,625	$715,383

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$54,301	$73,261
Interest bearing demand	94,502	59,403
Money Market	271,146	271,521
Savings	28,591	27,978
Time	188,031	201,892

Total Deposits	636,571	634,055
Long-term debt	22,654	22,701
Accrued interest payable	1,002	1,064
Other liabilities	3,041	4,111

Total Liabilities	663,268	661,931
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,485,839 shares issued and outstanding at March 31, 2012 and 3,484,509 shares issued and outstanding at December 31, 2011	3,486	3,484
Additional paid-in capital	29,839	29,830
Retained earnings	9,057	8,222
Accumulated other comprehensive income	1,975	1,916

Total Shareholders’ Equity	54,357	53,452

Total Liabilities and Shareholders’ Equity	$717,625	$715,383

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Interest & fees on loans and leases	$6,791	$6,735
Interest on interest-bearing time deposits with financial institutions	65	162
Interest and dividends on investment securities:
U.S. Treasury and government agencies	436	222
State and political subdivision obligations, tax-exempt	409	323
Other securities	5	3
Interest on federal funds sold and securities purchased under agreements to resell	4	8

Total Interest Income	7,710	7,453

INTEREST EXPENSE
Interest on deposits	1,789	2,195
Interest on short-term borrowings	—	2
Interest on long-term debt	244	273

Total Interest Expense	2,033	2,470

Net Interest Income	5,677	4,983
PROVISION FOR LOAN AND LEASE LOSSES	300	200

Net Interest Income After Provision for Loan and Lease Losses	5,377	4,783

NONINTEREST INCOME
Income from fiduciary activities	112	95
Service charges on deposits	129	183
Net gain on sales of investment securities	16	—
Earnings from cash surrender value of life insurance	62	65
Mortgage banking income	122	123
Other income	297	292

Total Noninterest Income	738	758

NONINTEREST EXPENSE
Salaries and employee benefits	2,596	2,201
Occupancy expense, net	278	308
Equipment expense	294	344
Pennsylvania Bank Shares tax expense	131	121
FDIC Assessment	301	314
Legal and professional fees	107	87
Director fees and benefits expense	47	73
Marketing and advertising expense	69	63
Computer expense	162	166
Telephone expense	107	94
Loss (gain) on sale/write-down of foreclosed assets	8	(28)
Intangible amortization	16	16
Loan collection costs	109	41
Other expenses	513	500

Total Noninterest Expense	4,738	4,300

INCOME BEFORE PROVISION FOR INCOME TAXES	1,377	1,241
Provision for income taxes	243	241

NET INCOME	1,134	1,000
Preferred stock dividends and discount accretion	128	128

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,006	$872

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.29	$0.25
Diluted Earnings Per Common Share	$0.29	$0.25
Cash Dividends	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Net income	$1,134	$1,000

Other comprehensive income:

Unrealized gains arising during the period on available for sale securities, net of income taxes of $47 and $102, respectively	92	197

Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($5) and $0, respectively	(11)	—

Change in defined benefit plans, net of income taxes of ($11) and $1, respectively	(22)	1

Total other comprehensive income	59	198

Total comprehensive income	$1,193	$1,198

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2011	$10,000	$3,484	$29,830	$8,222	$1,916	$53,452
Net income	—	—	—	1,134	—	1,134
Total other comprehensive income, net of taxes	—	—	—	—	59	59
Cash dividends	—	—	—	(174)	—	(174)
Employee Stock Purchase Plan	—	2	12	—	—	14
Preferred dividends	—	—	—	(125)	—	(125)
Amortization of warrant cost	—	—	(3)	—	—	(3)

Balance, March 31, 2012	$10,000	$3,486	$29,839	$9,057	$1,975	$54,357

Balance, December 31, 2010	$10,000	$3,480	$29,810	$4,875	$36	$48,201
Net income	—	—	—	1,000	—	1,000
Total other comprehensive income, net of taxes	—	—	—	—	198	198
Cash dividends	—	—	—	(174)	—	(174)
Employee Stock Purchase Plan	—	1	7	—	—	8
Preferred dividends	—	—	—	(125)	—	(125)
Amortization of warrant cost	—	—	(3)	—	—	(3)

Balance, March 31, 2011	$10,000	$3,481	$29,814	$5,576	$234	$49,105

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net Income	$1,134	$1,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	300	200
Depreciation	268	324
Amortization of intangibles	10	18
Net (accretion) amortization of securities (discounts) premiums	(2,633)	1,140
Gain on sales of investment securities	(16)	—
Earnings on cash surrender value of life insurance	(62)	(65)
Loss (gain) on sale / write-down of foreclosed assets	8	(28)
Deferred income tax expense (benefit)	466	(90)
Decrease in accrued interest receivable	56	61
(Increase) decrease in other assets	(27)	1,476
(Decrease) increase in accrued interest payable	(62)	229
(Decrease) increase in other liabilities	(1,070)	2,695

Net Cash (Used in) Provided by Operating Activities	(1,628)	6,960

Investing Activities:
Net decrease (increase) in interest-bearing balances	1,585	(6,185)
Proceeds from the maturity of investment securities	6,742	4,844
Proceeds from the sale of investment securities	8,604	—
Purchases of investment securities	(8,813)	(30,672)
Redemptions of restricted investment in bank stock	155	190
Net increase in loans and leases	(6,594)	(5,513)
Purchases of bank premises and equipment	(417)	(315)
Proceeds from sale of foreclosed assets	180	230

Net Cash Provided by (Used in) Investing Activities	1,442	(37,421)

Financing Activities:
Net increase in demand deposits and savings accounts	16,377	45,045
Net decrease in time deposits	(13,861)	(130)
Net decrease in short-term borrowings	—	(863)
Preferred stock dividend paid	(125)	(125)
Common stock dividend paid	(174)	(174)
Employee Stock Purchase Plan	14	8
Long-term debt repayment	(47)	(5,045)

Net Cash Provided by Financing Activities	2,184	38,716

Net increase in cash and cash equivalents	1,998	8,255
Cash and cash equivalents, beginning of period	17,841	12,901

Cash and cash equivalents, end of period	$19,839	$21,156

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,095	$2,241
Income taxes paid	600	—
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$146	$249

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The consolidated financial statements for 2012 and 2011 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”) and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the March 31, 2011 and December 31, 2011 balances have been reclassified to conform to the 2012 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2011.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2012 and December 31, 2011, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$26,083	$1,466	$—	$27,549
Mortgage-backed U.S. government agencies	75,917	568	361	76,124
State and political subdivision obligations	49,663	1,770	216	51,217
Equity securities	400	—	8	392

	$152,063	$3,804	$585	$155,282

(Dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,116	$1,501	$—	$27,617
Mortgage-backed U.S. government agencies	82,777	491	600	82,668
State and political subdivision obligations	46,654	1,836	124	48,366
Equity securities	400	—	8	392

	$155,947	$3,828	$732	$159,043

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Mid Penn’s sole equity security is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 and additional shares were purchased in 2011 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at March 31, 2012 and December 31, 2011, is reported at fair value.

Investment securities having a fair value of $78,191,000 at March 31, 2012, and $85,591,000 at December 31, 2011, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $16,000 and $0 in gross losses on sales of securities available for sale during the first quarter of 2012. Mid Penn did not realize any gross gains or losses on sales of securities available for sale during the first quarter of 2011.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$40,994	$358	$140	$3	$41,134	$361
State and political subdivision obligations	7,418	161	1,194	55	8,612	216
Equity securities	—	—	392	8	392	8

Total temporarily impaired available for sale securities	$48,412	$519	$1,726	$66	$50,138	$585

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$46,497	$593	$370	$7	$46,867	$600
State and political subdivision obligations	4,371	49	1,169	75	5,540	124
Equity securities	—	—	392	8	392	8

Total temporarily impaired available for sale securities	$50,868	$642	$1,931	$90	$52,799	$732

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

At March 31, 2012, Mid Penn had 52 debt securities from separate issuers with unrealized losses. These securities have depreciated 1.16% from their amortized cost basis. At December 31, 2011, 45 debt securities with unrealized losses had depreciated 1.37% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value:

(Dollars in thousands)	March 31, 2012
	Amortized Cost	Fair Value
Due in 1 year or less	$2,327	$2,342
Due after 1 year but within 5 years	24,381	25,438
Due after 5 years but within 10 years	19,586	20,828
Due after 10 years	29,452	30,158

	75,746	78,766

Mortgage-backed securities	75,917	76,124
Equity securities	400	392

	$152,063	$155,282

Mortgage-backed securities at March 31, 2012 had an average life of 2.0 years. Prepayment speed assumptions in this category have accelerated since December 31, 2011.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees. The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult. These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers. These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio. Leasing has been a declining percentage of the Mid Penn’s portfolio, currently representing 0.35% of outstanding loans.

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of March 31, 2012 and December 31, 2011 are as follows:

(Dollars in thousands) March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$69,932	$3,029	$4,520	$—	$77,481
Commercial real estate	274,445	10,151	12,777	—	297,373
Commercial real estate - construction	29,752	437	115	—	30,304
Lease financing	1,724	—	—	—	1,724
Residential mortgage	49,761	—	17	—	49,778
Home equity	23,227	210	678	—	24,115
Consumer	7,005	305	585	—	7,895

	$455,846	$14,132	$18,692	$—	$488,670

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$68,775	$3,528	$4,627	$—	$76,930
Commercial real estate	271,551	6,530	14,815	—	292,896
Commercial real estate - construction	29,706	445	584	—	30,735
Lease financing	1,724	—	—	—	1,724
Residential mortgage	48,270	—	—	—	48,270
Home equity	23,248	218	683	—	24,149
Consumer	7,705	308	—	—	8,013

	$450,979	$11,029	$20,709	$—	$482,717

Impaired loans by loan portfolio class as of March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$93	$855	$—	$463	$1,382	$—
Commercial real estate	5,694	9,304	—	4,473	6,543	—
Commercial real estate - construction	115	118	—	584	592	—
Home equity	246	383	—	251	386	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$1,281	$1,417	$320	$656	$792	$451
Commercial real estate	2,776	2,951	975	4,425	6,163	1,380
Residential mortgage	17	17	2	—	—	—
Home equity	89	92	15	74	77	15
Consumer	585	585	445	—	—	—

Total:
Commercial and industrial	$1,374	$2,272	$320	$1,119	$2,174	$451
Commercial real estate	8,470	12,255	975	8,898	12,706	1,380
Commercial real estate - construction	115	118	—	584	592	—
Residential mortgage	17	17	2	—	—	—
Home equity	335	475	15	325	463	15
Consumer	585	585	445	—	—	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized at March 31, 2012 and March 31, 2011 are summarized as follows:

(Dollars in thousands)	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$99	$—	$853	$—
Commercial real estate	5,755	—	7,713	1
Commercial real estate - construction	129	—	1,331	—
Residential mortgage	—	—	84	1
Home equity	249	—	282	—

With an allowance recorded:
Commercial and industrial	$1,189	$—	$1,372	$—
Commercial real estate	2,797	—	4,790	—
Residential mortgage	17	—	10	—
Home equity	89	—	24	—
Consumer	585	—	—	—

Total:
Commercial and industrial	$1,288	$—	$2,225	$—
Commercial real estate	8,552	—	12,503	1
Commercial real estate - construction	129	—	1,331	—
Residential mortgage	17	—	94	1
Home equity	338	—	306	—
Consumer	585	—	—	—

Non-accrual loans by loan portfolio class as of March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Commercial	$2,441	$1,117
Commercial real estate	7,403	8,899
Commercial real estate - construction	115	584
Residential mortgage	705	703
Home equity	507	496
Consumer	585	1

	$11,756	$11,800

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of March 31, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands) March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial	$636	$631	$522	$1,789	$75,692	$77,481	$—
Commercial real estate	3,303	495	7,103	10,901	286,472	297,373	—
Commercial real estate - construction	—	—	115	115	30,189	30,304	—
Lease financing	—	—	—	—	1,724	1,724	—
Residential mortgage	186	7	697	890	48,888	49,778	—
Home equity	76	16	428	520	23,595	24,115	—
Consumer	586	—	—	586	7,309	7,895	—

Total	$4,787	$1,149	$8,865	$14,801	$473,869	$488,670	$—

(Dollars in thousands) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$141	$663	$1,052	$1,856	$75,074	$76,930	$—
Commercial real estate	1,037	909	6,204	8,150	284,746	292,896	—
Commercial real estate - construction	6	—	584	590	30,145	30,735	—
Lease financing	—	—	—	—	1,724	1,724	—
Residential mortgage	410	11	691	1,112	47,158	48,270	—
Home equity	111	—	428	539	23,610	24,149	—
Consumer	15	3	1	19	7,994	8,013	—

Total	$1,720	$1,586	$8,960	$12,266	$470,451	$482,717	$—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable:

(Dollars in thousands)
As of, and for the period ended, March 31, 2012	Commercial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total

Allowance for loan and lease losses:
Beginning Balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(204)	(306)	—	—	(10)	—	(2)	—	(522)
Recoveries	4	3	2	—	—	8	10	—	27
Provisions	(319)	121	2	—	102	(22)	429	(13)	300

Ending balance	$1,755	$3,362	$27	$2	$454	$323	$524	$130	$6,577

Ending balance: individually evaluated for impairment	$320	$975	$—	$—	$2	$15	$445	$—	$1,757

Ending balance: collectively evaluated for impairment	$1,435	$2,387	$27	$2	$452	$308	$79	$130	$4,820

Loans receivables:
Ending balance	$77,481	$297,373	$30,304	$1,724	$49,778	$24,115	$7,895	$—	$488,670

Ending balance: individually evaluated for impairment	$1,374	$8,470	$115	$—	$17	$335	$585	$—	$10,896

Ending balance: collectively evaluated for impairment	$76,107	$288,903	$30,189	$1,724	$49,761	$23,780	$7,310	$—	$477,774

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	and industria	and industria	and industria	and industria	and industria	and industria	and industria	and industria	and industria
(Dollars in thousands)
As of, and for the period ended, March 31, 2011	Commercial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total

Allowance for loan and lease losses:
Beginning Balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061
Charge-offs	—	(40)	—	—	(32)	—	(51)	—	(123)
Recoveries	9	9	—	5	1	3	7	—	34
Provisions	(14)	248	22	(5)	122	(46)	32	(159)	200

Ending balance	$2,442	$3,833	$181	$1	$310	$320	$49	$36	$7,172

Ending balance: individually evaluated for impairment	$752	$1,194	$—	$—	$10	$21	$—	$—	$1,977

Ending balance: collectively evaluated for impairment	$1,690	$2,639	$181	$1	$300	$299	$49	$36	$5,195

Loans receivables:
Ending balance	$71,917	$302,938	$23,382	$2,252	$42,976	$21,508	$7,937	$—	$472,910

Ending balance: individually evaluated for impairment	$1,733	$10,379	$925	$170	$79	$132	$—	$—	$13,418

Ending balance: collectively evaluated for impairment	$70,184	$292,559	$22,457	$2,082	$42,897	$21,376	$7,937	$—	$459,492

	and industria	and industria	and industria	and industria	and industria	and industria	and industria	and industria	and industria
(Dollars in thousands)
As of December 31, 2011	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total

Allowance for loan and lease losses:
Ending balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772

Ending balance: individually evaluated for impairment	$451	$1,380	$—	$—	$—	$15	$—	$—	$1,846

Ending balance: collectively evaluated for impairment	$1,823	$2,164	$23	$2	$362	$322	$87	$143	$4,926

Loans receivables:
Ending balance	$76,930	$292,896	$30,735	$1,724	$48,270	$24,149	$8,013	$—	$482,717

Ending balance: individually evaluated for impairment	$1,119	$8,898	$584	$—	$—	$325	$—	$—	$10,926

Ending balance: collectively evaluated for impairment	$75,811	$283,998	$30,151	$1,724	$48,270	$23,824	$8,013	$—	$471,791

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at March 31, 2012 and December 31, 2011 are as follows:

(Dollars in thousands) March 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$32
Commercial real estate	8,315	4,568	3,896
Residential mortgage	558	482	462
Home equity	29	28	13

	$8,942	$5,113	$4,403

(Dollars in thousands) December 31, 2011	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$32
Commercial real estate	8,315	4,568	3,955
Residential mortgage	698	691	599
Home equity	29	28	16

	$9,082	$5,322	$4,602

Mid Penn’s troubled debt restructured loans at March 31, 2012 totaled $4,403,000, of which seven loans, totaling $436,000, are accruing residential mortgages in compliance with the terms of the modification. The remaining 15 loans totaling $3,967,000 are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. At December 31, 2011, troubled debt restructured loans totaled $4,602,000, of which nine loans, totaling $571,000, are accruing residential mortgages in compliance with the terms of the modification. The remaining 15 loans totaling $4,031,000 are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. As a result of the evaluations at March 31, 2012 and December 31, 2011, a specific allocation and, subsequently, charge offs have been taken as appropriate. As of March 31, 2012 and December 31, 2011, charge offs associated with troubled debt restructured loans while under a forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements. Five of the current forbearance agreements were negotiated during 2009, while the remaining 17 were negotiated during 2010.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

As a result of adopting the amendments in ASU No. 2011-02, Mid Penn reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Mid Penn identified no loans for which the allowance for loan losses had previously been measured under a general allowance for credit losses methodology that are now considered troubled debt restructurings in accordance with ASU No. 2011-02.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2012. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at March 31, 2012 using:
Assets:	Total carrying value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$27,549	$—	$27,549	$—
Mortgage-backed U.S. government agencies	76,124	—	76,124	—
State and political subdivision obligations	51,217	—	51,217	—
Equity securities	392	392	—	—

	$155,282	$392	$154,890	$—

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
Assets:	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$27,617	$—	$27,617	$—
Mortgage-backed U.S. government agencies	82,668	—	82,668	—
State and political subdivision obligations	48,366	—	48,366	—
Equity securities	392	392	—	—

	$159,043	$392	$158,651	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at March 31, 2012 using:
Assets:	Total carrying value at March 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$5,195	$—	$—	$5,195
Foreclosed Assets Held for Sale	230	—	—	230

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
Assets:	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$5,621	$—	$—	$5,621
Foreclosed Assets Held for Sale	240	—	—	240

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2012	Fair Value Estimate	Valuation Technique		Unobservable Input		Range
Impaired Loans	$5,195	Appraisal of collateral	(1)	Appraisal adjustments	(2)	10% - 30%
Foreclosed Assets Held for Sale	230	Appraisal of collateral	(1), (3)	Appraisal adjustments	(2)	10% - 30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

The following methodologies and assumptions were used to estimate the fair value of Mid Penn’s assets and liabilities:

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Mortgage Servicing Rights:

The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages by rate and maturity date.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of assets and liabilities at March 31, 2012 and December 31, 2011.

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$19,839	$19,839	$17,841	$17,841
Interest-bearing balances with other financial institutions	25,892	25,892	27,477	27,477
Investment securities	155,282	155,282	159,043	159,043
Net loans and leases	482,093	501,150	475,945	498,029
Restricted investment in bank stocks	2,965	2,965	3,120	3,120
Accrued interest receivable	3,011	3,011	3,067	3,067
Mortgage servicing rights	180	137	173	123

Financial liabilities:
Deposits	$636,571	$641,971	$634,055	$644,474
Long-term debt	22,654	24,434	22,701	24,609
Accrued interest payable	1,002	1,002	1,064	1,064

Off-balance sheet financial instruments:
Commitments to extend credit		$—	$—	$—
Financial standby letters of credit		—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.

(Dollars in thousands)	Carrying Amount	Fair Value	Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Financial instruments - assets
Net loans and leases	$482,093	$501,150	$—	$—	$501,150
Mortgage servicing rights	180	137	—	137	—

Financial instruments - liabilities
Deposits	636,571	641,971	—	641,971	—
Long-term debt	22,654	24,434	—	24,434	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

5.	Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $7,432,000 and $7,320,000 of standby letters of credit outstanding as of March 31, 2012 and December 31, 2011, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of March 31, 2012 for payment under standby letters of credit issued was not material.

6.	Long-term Debt

During the three months ended March 31, 2012, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the same time period, no long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$6	$6	$5	$5
Interest cost	12	13	9	11
Amortization of prior service cost	5	5	—	—
Amortization of net gain	—	—	—	—

Net periodic benefit cost	$23	$24	$14	$16

8.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income

Balance - March 31, 2012	$2,125	$(150)	$1,975

Balance - December 31, 2011	$2,044	$(128)	$1,916

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

9.	Preferred Stock

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

10.	Earnings per Common Share

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Net Income	$1,134	$1,000
Less: Dividends on preferred stock	(125)	(125)
Accretion of preferred stock discount	(3)	(3)

Net income available to common shareholders	$1,006	$872

Weighted average common shares outstanding	3,484,538	3,480,738
Basic earnings per common share	$0.29	$0.25

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Net income available to common shareholders	$1,006	$872
Weighted average number of common shares outstanding	3,484,538	3,480,738
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—

Adjusted weighted-average common shares outstanding	3,484,538	3,480,738
Diluted earnings per common share	$0.29	$0.25

As of March 31, 2012, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

11.	Recent Accounting Pronouncements

There were no new accounting pronouncements affecting Mid Penn during the period that were not already incorporated into the disclosures.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2012, compared to year-end 2011, and the Results of Operations for the three months ended March 2012, compared to the same period in 2011.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in the documents that we periodically file with the SEC, including Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Management of Mid Penn considers the accounting judgments relating to the allowance for loan and lease losses, the evaluation of Mid Penn’s investment securities for other-than-temporary impairment, and the assessment of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments.

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

Results of Operations

Overview

Net income available to common shareholders was $1,006,000, $0.29 per common share, for the quarter ended March 31, 2012, as compared to net income available to common shareholders of $872,000, or $0.25 per common share, for the quarter ended March 31, 2011; an increase of 15.4% on a quarter-to-quarter basis.

Net interest income increased $694,000, or 13.9%, to $5,677,000 for the quarter ended March 31, 2012 from $4,983,000 during the quarter ended March 31, 2011. This increase has been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the first quarter of 2012 was $300,000, compared to $200,000 in the first quarter of 2011.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended March 31,
	2012	2011
Return on average assets	0.64%	0.62%
Return on average equity	8.42%	8.34%

Total assets increased $2,242,000 to $717,625,000 at March 31, 2012, from $715,383,000 at December 31, 2011. This increase is moderate compared to the growth in recent quarters, and was mainly driven by growth in loans, increasing $5,953,000 from $482,717,000 at December 31, 2011 to $488,670,000 at March 31, 2012. Total deposits also increased during the first quarter of 2012, increasing by $2,516,000 from $634,055,000 at December 31, 2011 to $636,571,000 at March 31, 2012; this growth was mainly in core deposits. In order to continue improving net interest margin within the current environment, we have chosen to manage the balance sheet in such a way that loan and deposit growth in 2012 remain closely matched, and because of this strategy, our asset growth rate has moderated in the first quarter.

Deposit growth has slowed, as noted above, during the first three months of 2012. This has allowed us to maintain a closer match between funding sources and funding uses and reduce the balance of overnight funding, which has been advantageous from a net interest margin perspective. Numerous deposit repricing opportunities remain throughout 2012, which will continue to help improve our cost of funds as well as overall net interest margin despite continued downward pressure on asset yields.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential - taxable equivalent basis

(Dollars in thousands)	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
	Average	Interest	Rate (%)	Average	Interest	Rate (%)
ASSETS:
Interest Earning Balances	$27,786	$65	0.94%	$59,622	$162	1.10%
Investment Securities:
Taxable	109,366	441	1.62%	49,814	225	1.83%
Tax-Exempt	48,634	619	5.12%	28,777	488	6.88%

Total Investment Securities	158,000			78,591

Federal Funds Sold	6,125	4	0.26%	15,587	8	0.21%
Loans and Leases, Net	484,415	6,883	5.71%	467,858	6,830	5.92%
Restricted Investment in Bank Stocks	3,055	1	0.13%	3,750	—	0.00%

Total Earning Assets	679,381	8,013	4.74%	625,408	7,713	5.00%
Cash and Due from Banks	8,096			6,957
Other Assets	24,716			25,672

Total Assets	$712,193			$658,037

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$85,281	55	0.26%	$46,519	18	0.16%
Money Market	270,588	629	0.93%	230,547	773	1.36%
Savings	28,736	4	0.06%	26,690	4	0.06%
Time	195,677	1,101	2.26%	213,820	1,400	2.66%
Short-term Borrowings	140	—	0.00%	882	2	0.92%
Long-term Debt	22,677	244	4.33%	25,304	273	4.38%

Total Interest Bearing Liabilities	603,099	2,033	1.36%	543,762	2,470	1.84%
Demand Deposits	48,972			59,030
Other Liabilities	5,970			6,635
Shareholders’ Equity	54,152			48,610

Total Liabilities and Shareholders’ Equity	$712,193			$658,037

Net Interest Income		$5,980			$5,243

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			4.74%			5.00%
Rate on Supporting Liabilities			1.36%			1.84%
Average Interest Spread			3.38%			3.16%
Net Interest Margin			3.54%			3.40%

For the three months ended March 31, 2012, Mid Penn’s taxable-equivalent net interest margin increased to 3.54%, from 3.40%, as compared to the three months ended March 31, 2011, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first three months of 2012, increased to $5,980,000 from $5,243,000 in the first three months of 2011, related to the changing composition of interest bearing liabilities and the growth in average earning assets, which increased 8.6% from March 31, 2011 to March 31, 2012.

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

During the first three months of 2012, Mid Penn continued to experience a challenging economic and operating environment both on a national and local level. Given the economic pressures that impact some borrowers, Mid Penn has increased the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2011 to March 31, 2012. The provision for loan and lease losses was $300,000 for the three months ended March 31, 2012, as compared to $200,000 for the three months ended March 31, 2011. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income decreased $20,000, or 2.6%, during the first quarter of 2012 versus the first quarter of 2011. The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2012	2011	$ Variance	% Variance
Income from fiduciary activities	$112	$95	$17	17.9%
Service charges on deposits	129	183	(54)	-29.5%
Net gain on sales of investment securities	16	—	16	NA

Income from fiduciary activities increased during the three months ended March 31, 2012 versus the same period in 2011. This increase was the result of greater sales of third party mutual funds during the first quarter of 2012. Service charges on deposits, primarily fees from insufficient funds, have decreased during three months ended March 31, 2012. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. Mid Penn recognized investment security gains in the first quarter of 2012 as a result of efforts to position the portfolio to provide earnings and cash flow in support of anticipated loan growth.

Noninterest Expenses

Noninterest expenses increased $438,000 or 10.2% during the first quarter of 2012, versus the same period in 2011. The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended March 31,
	2012	2011	$ Variance	% Variance
Salaries and employee benefits	$2,596	$2,201	$395	17.9%
Equipment expense	294	344	(50)	-14.5%
Loss (gain) on sale/write-down of foreclosed assets	8	(28)	36	128.6%
Loan collection costs	109	41	68	165.9%

Salaries and employee benefits increased during the three months ended March 31, 2012, primarily due to the hiring of experienced team members to bolster compliance functions and to add depth to the sales and support areas of Mid Penn. Equipment expense for the three months ended March 31, 2012 declined by $50,000 from the same period in 2011, mainly because depreciation expense has been declining as older assets become fully depreciated faster than newly acquired assets have been added. A negative variance during the three months ended March 31, 2012 was the loss (gain) on sale/write-down of foreclosed assets. Real estate values for these distressed properties have declined, though their liquidation has been able to proceed in a more orderly manner. The escalation in loan collection costs for the three months ended March 31, 2012 is attributed to the portfolio of problem credits migrating through the collection process.

Income Taxes

The provision for income taxes was $243,000 for the three months ended March 31, 2012, as compared to the provision for income taxes of $241,000 in the same period last year. The effective tax rate for the three months ended March 31, 2012, was 17.6% compared to 19.4% for the three months ended March 31, 2011. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Financial Condition

Loans

During the first three months of 2012, Mid Penn experienced an increase in loans outstanding. Commercial real estate, as well as commercial, industrial, and agricultural balances showed modest increases as requests from creditworthy borrowers has begun to increase. Balances in the other components of the loan portfolio have eroded through contractual payments and the refinancing of real estate secured debt by borrowers with equity in their properties. While loan demand has shown modest improvement, Mid Penn experienced weaker than normal loan demand during the first three months of 2012 despite a desire to sensibly lend to support creditworthy existing and new customers in our marketplace.

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial real estate, construction and land development	$253,121	51.8%	$249,204	51.6%
Commercial, industrial and agricultural	81,460	16.7%	78,655	16.3%
Real estate - residential	146,202	29.9%	146,847	30.4%
Consumer	7,887	1.6%	8,011	1.7%

	$488,670	100.0%	$482,717	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania. This region currently, and historically, has lower unemployment than the U.S. as a whole. This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends. At March 31, 2012, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 7.4% versus the seasonally adjusted national unemployment rate of 8.2%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first three months of 2012, Mid Penn had net charge-offs of $495,000 compared to net charge-offs of $89,000 during the same period of 2011. Loans charged off during the first three months of 2012 were comprised of nine commercial real estate loans totaling $306,000. Three of these loans totaling $70,000 were to a single borrower with the remaining loans to unrelated borrowers. In addition, there were charge-offs for three commercial loans to unrelated borrowers totaling $204,000, two residential real estate loans to unrelated borrowers totaling $10,000, and two consumer loans to unrelated borrowers totaling $2,000. In spite of the higher levels of net charge-offs during the first three months of 2012 than in the same period of 2011, the ratio of allowance for loan losses to net loans at end of period declined to 1.35% from 1.52%. This ratio and the level of net charge-offs may not move in concert with one another due to the many factors, outlined further below in this section, that influence the level of allowance for loan and lease losses required on the portfolio at a given time. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 are summarized as follows:

Analysis of the Allowance for Loan and Lease Losses:
(Dollars in thousands)	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Average total loans outstanding (net of unearned income)	$484,415	$467,858
Period ending total loans outstanding (net of unearned income)	$488,670	$472,910

Balance, beginning of period	$6,772	$7,061

Loans charged off during period	(522)	(123)
Recoveries of loans previously charged off	27	34

Net chargeoffs	(495)	(89)

Provision for loan and lease losses	300	200

Balance, end of period	$6,577	$7,172

Ratio of net loans charged off to average loans outstanding (annualized)	0.41%	0.08%
Ratio of allowance for loan losses to net loans at end of period	1.35%	1.52%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

At March 31, 2012, total nonperforming loans amounted to $12,192,000, or 2.49% of loans and leases net of unearned income, as compared to levels of $12,371,000, or 2.56%, at December 31, 2011 and $15,660,000, or 3.31%, at March 31, 2011.

Schedule of Nonperforming Assets:
(Dollars in thousands)
	March 31, 2012	December 31, 2011	March 31, 2011
Nonperforming Assets:
Nonaccrual loans	$11,756	$11,800	$15,024
Loans renegotiated with borrowers	436	571	636

Total nonperforming loans	12,192	12,371	15,660

Foreclosed real estate	889	931	643

Total non-performing assets	13,081	13,302	16,303

Accruing loans 90 days or more past due	—	—	392

Total risk elements	$13,081	$13,302	$16,695

Nonperforming loans as a % of total loans outstanding	2.49%	2.56%	3.31%
Nonperforming assets as a % of total loans outstanding and other real estate	2.67%	2.76%	3.44%
Ratio of allowance for loan losses to nonperforming loans	53.95%	54.74%	45.80%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Schedule of Partially Charged Off Loans: (Dollars in thousands)
	March 31, 2012	December 31, 2011
Period ending total loans outstanding (net of unearned income)	$488,670	$482,717
Allowance for loan and lease losses	6,577	6,772
Total Nonperforming loans	12,192	12,371
Nonperforming and impaired loans with partial charge-offs	4,787	4,505

Ratio of nonperforming loans with partial charge-offs to total loans	0.98%	0.93%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	39.26%	36.42%

Coverage ratio net of nonperforming loans with partial charge-offs	88.82%	86.09%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.36%	1.42%

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

As of March 31, 2012, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $10,896,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $4,747,000 for which specific allocations totaling $1,757,000 have been included within the loan loss reserve for these loans. The remaining $6,149,000 of loans requires no specific allocation within the loan loss reserve. The $10,896,000 pool of impaired loan relationships is comprised of $8,441,000 in real estate secured commercial relationships and $2,455,000 in business relationships. There are specific allocations against the real estate secured pool totaling $929,000, spread among sixteen relationships; one large relationship accounts for $445,000 of the total pool attributed to this segment. The group of impaired business relationships with specific allocations is made up of seven unaffiliated relationships primarily engaged in various forms of manufacturing and a specific allocation of $828,000 has been set aside against these credits. Six unrelated manufacturing relationships account for $256,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $572,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans.

•	Changes in the experience, ability, and depth of lending management and other relevant staff as well as the quality of the institution’s loan review system.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

•	Changes in the nature and volume of the portfolio and the terms of loans generally offered.

•	The existence and effect of any concentrations of credit and changes in the level of such concentrations.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,577,000 is adequate as of March 31, 2012.

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

Shareholders’ equity increased during the three months ended March 31, 2012 by $905,000 or 1.7%, from December 31, 2011. Capital has been positively impacted in 2012 by positive earnings of $1,006,000, which offset the common dividend payment of $174,000.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of March 31, 2012, and December 31, 2011, as follows:

(Dollars in thousands)	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well-Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Tier 1 Capital (to Average Assets)	$51,087	7.2%	$28,293	4.0%	$35,367	5.0%
Tier 1 Capital (to Risk Weighted Assets)	51,087	10.4%	19,611	4.0%	29,417	6.0%
Total Capital (to Risk Weighted Assets)	57,206	11.7%	39,222	8.0%	49,028	10.0%

As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,265	7.1%	$28,326	4.0%	$35,408	5.0%
Tier 1 Capital (to Risk Weighted Assets)	50,265	10.4%	19,367	4.0%	29,051	6.0%
Total Capital (to Risk Weighted Assets)	56,327	11.6%	38,735	8.0%	48,419	10.0%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

MID PENN BANCORP, INC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2011, as reported in Mid Penn’s Form 10-K filed with the SEC on March 26, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2012, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2012, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 –MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

•

Exhibit 3(i) – The Registrant’s amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.)

•

Exhibit 3(ii) – Statement with Respect to Shares for Series A Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008.)

•	Exhibit 3(iii) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 30, 2010.)

•

Exhibit 4 – Warrants for Purchase of Shares of Common Stock. (Incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2008).

•	Exhibit 11 – Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part I Item 1 of this Quarterly Report on Form 10-Q.)

•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 – Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase

•	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase

•	Exhibit 101.INS – XBRL Instance Document

•	Exhibit 101.SCH – XBRL Taxonomy Extension Schema

•	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase

•	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc.
(Registrant)

By	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date: May 15, 2012

By	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date: May 15, 2012