Form 10-Q
period 2012-06-30
MID PENN BANCORP INC
filed 2012-08-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 14, 2012, the registrant had 3,487,130 shares of common stock outstanding.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$9,070	$9,847
Interest-bearing balances with other financial institutions	1,146	1,555
Federal funds sold	—	6,439

Total cash and cash equivalents	10,216	17,841

Interest-bearing time deposits with other financial institutions	24,848	27,477
Available for sale investment securities	148,107	159,043
Loans and leases, net of unearned interest	485,982	482,717
Less: Allowance for loan and lease losses	(6,585)	(6,772)

Net loans and leases	479,397	475,945

Bank premises and equipment, net	13,187	13,324
Restricted investment in bank stocks	2,817	3,120
Foreclosed assets held for sale	1,537	931
Accrued interest receivable	2,980	3,067
Deferred income taxes	2,053	2,439
Goodwill	1,016	1,016
Core deposit and other intangibles, net	269	274
Cash surrender value of life insurance	8,020	7,896
Other assets	2,487	3,010

Total Assets	$696,934	$715,383

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$47,354	$73,261
Interest bearing demand	133,675	59,403
Money Market	221,694	271,521
Savings	28,889	27,978
Time	178,802	201,892

Total Deposits	610,414	634,055
Short-term borrowings	3,445	—
Long-term debt	22,606	22,701
Accrued interest payable	1,102	1,064
Other liabilities	3,636	4,111

Total Liabilities	641,203	661,931
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000,000 shares; 5% cumulative dividend; 10,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,487,130 shares issued and outstanding at June 30, 2012 and 3,484,509 shares issued and outstanding at December 31, 2011	3,487	3,484
Additional paid-in capital	29,848	29,830
Retained earnings	10,118	8,222
Accumulated other comprehensive income	2,278	1,916

Total Shareholders’ Equity	55,731	53,452

Total Liabilities and Shareholders’ Equity	$696,934	$715,383

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest & fees on loans and leases	$7,085	$7,284	$13,876	$14,019
Interest on interest-bearing time deposits with financial institutions	60	155	125	317
Interest and dividends on investment securities:
U.S. Treasury and government agencies	329	325	765	547
State and political subdivision obligations, tax-exempt	404	302	813	625
Other securities	5	3	10	6
Interest on federal funds sold and securities purchased under agreements to resell	2	6	6	14

Total Interest Income	7,885	8,075	15,595	15,528

INTEREST EXPENSE
Interest on deposits	1,618	2,241	3,407	4,436
Interest on short-term borrowings	1	1	1	3
Interest on long-term debt	243	243	487	516

Total Interest Expense	1,862	2,485	3,895	4,955

Net Interest Income	6,023	5,590	11,700	10,573
PROVISION FOR LOAN AND LEASE LOSSES	225	550	525	750

Net Interest Income After Provision for Loan and Lease Losses	5,798	5,040	11,175	9,823

NONINTEREST INCOME
Income from fiduciary activities	189	115	301	210
Service charges on deposits	136	189	265	372
Net gain on sales of investment securities	10	—	26	—
Earnings from cash surrender value of life insurance	62	65	124	130
Mortgage banking income	137	80	259	203
Other income	397	256	694	548

Total Noninterest Income	931	705	1,669	1,463

NONINTEREST EXPENSE
Salaries and employee benefits	2,619	2,401	5,215	4,602
Occupancy expense, net	257	244	535	552
Equipment expense	286	318	580	662
Pennsylvania Bank Shares tax expense	128	121	259	242
FDIC Assessment	302	217	603	531
Legal and professional fees	138	141	245	228
Director fees and benefits expense	88	72	135	145
Marketing and advertising expense	128	95	197	158
Computer expense	161	163	323	329
Telephone expense	103	92	210	186
Loss (gain) on sale/write-down of foreclosed assets	50	(31)	58	(59)
Intangible amortization	15	17	31	33
Loan collection costs	39	50	148	91
Other expenses	633	508	1,146	1,008

Total Noninterest Expense	4,947	4,408	9,685	8,708

INCOME BEFORE PROVISION FOR INCOME TAXES	1,782	1,337	3,159	2,578
Provision for income taxes	422	278	665	519

NET INCOME	1,360	1,059	2,494	2,059
Preferred stock dividends and discount accretion	129	129	257	257

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,231	$930	$2,237	$1,802

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.35	$0.27	$0.64	$0.52
Diluted Earnings Per Common Share	$0.35	$0.27	$0.64	$0.52
Cash Dividends	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2012	2011
Net income	$1,360	$1,059

Other comprehensive income:
Unrealized gains arising during the period on available for sale securities, net of income taxes of $149 and $620, respectively	289	1,205
Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($4) and $0, respectively	(6)	—
Change in defined benefit plans, net of income taxes of $10 and $1, respectively	20	3

Total other comprehensive income	303	1,208

Total comprehensive income	$1,663	$2,267

(Dollars in thousands)	Six Months Ended June 30,
	2012	2011
Net income	$2,494	$2,059

Other comprehensive income:
Unrealized gains arising during the period on available for sale securities, net of income taxes of $196 and $722, respectively	381	1,402
Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($9) and $0, respectively	(17)	—
Change in defined benefit plans, net of income taxes of ($1) and $2, respectively	(2)	4

Total other comprehensive income	362	1,406

Total comprehensive income	$2,856	$3,465

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2011	$10,000	$3,484	$29,830	$8,222	$1,916	$53,452
Net income	—	—	—	2,494	—	2,494
Total other comprehensive income, net of taxes	—	—	—	—	362	362
Cash dividends	—	—	—	(348)	—	(348)
Employee Stock Purchase Plan	—	3	25	—	—	28
Preferred dividends	—	—	—	(250)	—	(250)
Amortization of warrant cost	—	—	(7)	—	—	(7)

Balance, June 30, 2012	$10,000	$3,487	$29,848	$10,118	$2,278	$55,731

Balance, December 31, 2010	$10,000	$3,480	$29,810	$4,875	$36	$48,201
Net income	—	—	—	2,059	—	2,059
Total other comprehensive income, net of taxes	—	—	—	—	1,406	1,406
Cash dividends	—	—	—	(348)	—	(348)
Employee Stock Purchase Plan	—	2	16	—	—	18
Preferred dividends	—	—	—	(250)	—	(250)
Amortization of warrant cost	—	—	(7)	—	—	(7)

Balance, June 30, 2011	$10,000	$3,482	$29,819	$6,336	$1,442	$51,079

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net Income	$2,494	$2,059
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	525	750
Depreciation	546	630
Amortization of intangibles	5	43
Net amortization of securities premiums	175	1,532
Gain on sales of investment securities	(26)	—
Earnings on cash surrender value of life insurance	(124)	(130)
Loss on disposal of bank premises and equipment	1	—
Loss (gain) on sale / write-down of foreclosed assets	58	(59)
Deferred income tax expense (benefit)	171	(292)
Decrease (increase) in accrued interest receivable	87	(37)
Decrease in other assets	516	1,928
Increase in accrued interest payable	38	658
(Decrease) increase in other liabilities	(475)	39

Net Cash Provided by Operating Activities	3,991	7,121

Investing Activities:
Net decrease (increase) in interest-bearing balances	2,629	(1,072)
Proceeds from the maturity of investment securities	16,587	9,008
Proceeds from the sale of investment securities	7,717	—
Purchases of investment securities	(12,940)	(49,689)
Redemptions of restricted investment in bank stock	303	372
Net increase in loans and leases	(5,842)	(13,152)
Purchases of bank premises and equipment	(452)	(734)
Proceeds from the sale of bank premises and equipment	42	—
Proceeds from sale of foreclosed assets	1,201	477

Net Cash Provided by (Used in) Investing Activities	9,245	(54,790)

Financing Activities:
Net (decrease) increase in demand deposits and savings accounts	(551)	53,514
Net decrease in time deposits	(23,090)	(2,450)
Net increase in short-term borrowings	3,445	361
Preferred stock dividend paid	(250)	(250)
Common stock dividend paid	(348)	(348)
Employee Stock Purchase Plan	28	18
Long-term debt repayment	(95)	(5,090)

Net Cash (Used in) Provided by Financing Activities	(20,861)	45,755

Net decrease in cash and cash equivalents	(7,625)	(1,914)
Cash and cash equivalents, beginning of period	17,841	12,901

Cash and cash equivalents, end of period	$10,216	$10,987

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,857	$4,297
Income taxes paid	1,085	565
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$1,865	$406

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The consolidated financial statements for 2012 and 2011 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”) and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the June 30, 2011 and December 31, 2011 balances have been reclassified to conform to the 2012 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2011.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2012 and December 31, 2011, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$24,051	$1,547	$—	$25,598
Mortgage-backed U.S. government agencies	70,232	526	410	70,348
State and political subdivision obligations	49,751	2,130	112	51,769
Equity securities	400	—	8	392

	$144,434	$4,203	$530	$148,107

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,116	$1,501	$—	$27,617
Mortgage-backed U.S. government agencies	82,777	491	600	82,668
State and political subdivision obligations	46,654	1,836	124	48,366
Equity securities	400	—	8	392

	$155,947	$3,828	$732	$159,043

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Mid Penn’s sole equity security is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 and additional shares were purchased in 2011 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at June 30, 2012 and December 31, 2011, is reported at fair value.

Investment securities having a fair value of $45,155,000 at June 30, 2012, and $85,591,000 at December 31, 2011, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $10,000 and $26,000 on sales of securities available for sale during the three and six months ended June 30, 2012. During the same time periods, Mid Penn realized $0 gross losses on sales of securities available for sale. Mid Penn did not realize any gross gains or losses on the sales of securities available for sale during the three or six months ended June 30, 2011.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$38,347	$355	$3,715	$55	$42,062	$410
State and political subdivision obligations	4,635	58	1,198	54	5,833	112
Equity securities	—	—	392	8	392	8

Total temporarily impaired available for sale securities	$42,982	$413	$5,305	$117	$48,287	$530

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$46,497	$593	$370	$7	$46,867	$600
State and political subdivision obligations	4,371	49	1,169	75	5,540	124
Equity securities	—	—	392	8	392	8

Total temporarily impaired available for sale securities	$50,868	$642	$1,931	$90	$52,799	$732

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

At June 30, 2012, Mid Penn had 50 debt securities from separate issuers with unrealized losses. These securities have depreciated 1.09% from their amortized cost basis. At December 31, 2011, 45 debt securities with unrealized losses had depreciated 1.37% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value:

(Dollars in thousands)	June 30, 2012
	Amortized Cost	Fair Value
Due in 1 year or less	$325	$334
Due after 1 year but within 5 years	25,965	27,422
Due after 5 years but within 10 years	17,966	19,118
Due after 10 years	29,546	30,493

	73,802	77,367

Mortgage-backed securities	70,232	70,348
Equity securities	400	392

	$144,434	$148,107

Mortgage-backed securities at June 30, 2012 had an average life of 1.6 years. Prepayment speed assumptions in this category have accelerated since December 31, 2011.

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of June 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands) June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$70,308	$2,903	$3,910	$—	$77,121
Commercial real estate	266,007	9,166	14,020	—	289,193
Commercial real estate – construction	32,470	427	—	—	32,897
Lease financing	1,624	—	—	—	1,624
Residential mortgage	52,690	—	—	—	52,690
Home equity	23,898	204	430	—	24,532
Consumer	7,042	298	585	—	7,925

	$454,039	$12,998	$18,945	$—	$485,982

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$68,775	$3,528	$4,627	$—	$76,930
Commercial real estate	271,551	6,530	14,815	—	292,896
Commercial real estate – construction	29,706	445	584	—	30,735
Lease financing	1,724	—	—	—	1,724
Residential mortgage	48,270	—	—	—	48,270
Home equity	23,248	218	683	—	24,149
Consumer	7,705	308	—	—	8,013

	$450,979	$11,029	$20,709	$—	$482,717

Impaired loans by loan portfolio class as of June 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$233	$1,234	$—	$463	$1,382	$—
Commercial real estate	7,465	11,100	—	4,473	6,543	—
Commercial real estate – construction	—	—	—	584	592	—
Home equity	34	42	—	251	386	—

With an allowance recorded:
Commercial and industrial	$636	$773	$348	$656	$792	$451
Commercial real estate	1,819	1,944	1,189	4,425	6,163	1,380
Home equity	72	75	13	74	77	15
Consumer	585	585	450	—	—	—

Total:
Commercial and industrial	$869	$2,007	$348	$1,119	$2,174	$451
Commercial real estate	9,284	13,044	1,189	8,898	12,706	1,380
Commercial real estate – construction	—	—	—	584	592	—
Home equity	106	117	13	325	463	15
Consumer	585	585	450	—	—	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2012 and June 30, 2011 are summarized as follows:

	Three Months Ended
(Dollars in thousands)	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$468	$—	$972	$84
Commercial real estate	7,894	—	4,583	264
Commercial real estate – construction	—	—	844	18
Lease financing		—	150	—
Residential mortgage	—	—	69	11
Home equity	34	4	265	—

With an allowance recorded:
Commercial and industrial	$656	$—	$459	$—
Commercial real estate	1,865	—	3,593	—
Home equity	73	—	20	—
Consumer	585	—	—	—

Total:
Commercial and industrial	$1,124	$—	$1,431	$84
Commercial real estate	9,759	—	8,176	264
Commercial real estate – construction	—	—	844	18
Lease financing	—	—	150	—
Residential mortgage	—	—	69	11
Home equity	107	4	285	—
Consumer	585	—	—	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended
	June 30, 2012		June 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$473	$—	$1,033	$84
Commercial real estate	7,942	—	6,003	265
Commercial real estate – construction	—	—	1,249	18
Lease financing	—	—	162	—
Residential mortgage	—	—	71	12
Home equity	35	4	271	—

With an allowance recorded:
Commercial and industrial	$657	$—	$476	$—
Commercial real estate	1,876	—	3,748	—
Home equity	73	—	24	—
Consumer	585	—	—	—

Total:
Commercial and industrial	$1,130	$—	$1,509	$84
Commercial real estate	9,818	—	9,751	265
Commercial real estate – construction	—	—	1,249	18
Lease financing	—	—	162	—
Residential mortgage	—	—	71	12
Home equity	108	4	295	—
Consumer	585	—	—	—

Non-accrual loans by loan portfolio class as of June 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commercial and industrial	$509	$1,117
Commercial real estate	9,648	8,899
Commercial real estate – construction	—	584
Residential mortgage	751	703
Home equity	369	496
Consumer	585	1

	$11,862	$11,800

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of June 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands) June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$—	$22	$470	$492	$76,629	$77,121	$—
Commercial real estate	1,697	409	7,655	9,761	279,432	289,193	—
Commercial real estate – construction	54	—	—	54	32,843	32,897	—
Lease financing	—	—	—	—	1,624	1,624	—
Residential mortgage	53	—	751	804	51,886	52,690	—
Home equity	—	—	368	368	24,164	24,532	—
Consumer	3	9	585	597	7,328	7,925	—

Total	$1,807	$440	$9,829	$12,076	$473,906	$485,982	$—

(Dollars in thousands) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$141	$663	$1,052	$1,856	$75,074	$76,930	$—
Commercial real estate	1,037	909	6,204	8,150	284,746	292,896	—
Commercial real estate – construction	6	—	584	590	30,145	30,735	—
Lease financing	—	—	—	—	1,724	1,724	—
Residential mortgage	410	11	691	1,112	47,158	48,270	—
Home equity	111	—	428	539	23,610	24,149	—
Consumer	15	3	1	19	7,994	8,013	—

Total	$1,720	$1,586	$8,960	$12,266	$470,451	$482,717	$—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable:

(Dollars in thousands) As of, and for the periods ended, June 30, 2012	Commercial and industrial	Commercial real estate	Commercial real estate – construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, April 1, 2012	$1,755	$3,362	$27	$2	$454	$323	$524	$130	$6,577
Charge-offs	(12)	(149)	(5)	—	(59)	—	(5)	—	(230)
Recoveries	4	2	—	—	—	1	6	—	13
Provisions	(164)	225	5	—	80	17	5	57	225

Ending balance, June 30, 2012	$1,583	$3,440	$27	$2	$475	$341	$530	$187	$6,585

	Commercial and industrial	Commercial real estate	Commercial real estate – construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance, January 1, 2012	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(216)	(455)	(5)	—	(69)	—	(7)	—	(752)
Recoveries	8	5	2	—	—	9	16	—	40
Provisions	(483)	346	7	—	182	(5)	434	44	525

Ending balance, June 30, 2012	$1,583	$3,440	$27	$2	$475	$341	$530	$187	$6,585

Ending balance: individually evaluated for impairment	$348	$1,189	$—	$—	$—	$13	$450	$—	$2,000

Ending balance: collectively evaluated for impairment	$1,235	$2,251	$27	$2	$475	$328	$80	$187	$4,585

Loans receivable:
Ending balance	$77,121	$289,193	$32,897	$1,624	$52,690	$24,532	$7,925	$—	$485,982

Ending balance: individually evaluated for impairment	$869	$9,284	$—	$—	$—	$106	$585	$—	$10,844

Ending balance: collectively evaluated for impairment	$76,252	$279,909	$32,897	$1,624	$52,690	$24,426	$7,340	$—	$475,138

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) As of, and for the periods ended, June 30, 2011	Commercial and industrial	Commercial real estate	Commercial real estate – construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, April 1, 2011	$2,442	$3,833	$181	$1	$310	$320	$49	$36	$7,172
Charge-offs	(535)	(176)	—	—	(45)	(40)	(35)	—	(831)
Recoveries	4	8	—	—	—	—	10	—	22
Provisions	675	(1)	(129)	—	69	32	25	(121)	550

Ending balance, June 30, 2011	$2,586	$3,664	$52	$1	$334	$312	$49	$(85)	$6,913

	Commercial and industrial	Commercial real estate	Commercial real estate – construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance, January 1, 2011	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061
Charge-offs	(535)	(216)	—	—	(77)	(40)	(86)	—	(954)
Recoveries	13	17	—	5	1	3	17	—	56
Provisions	661	247	(107)	(5)	191	(14)	57	(280)	750

Ending balance, June 30, 2011	$2,586	$3,664	$52	$1	$334	$312	$49	$(85)	$6,913

Ending balance: individually evaluated for impairment	$371	$902	$—	$—	$—	$19	$—	$—	$1,292

Ending balance: collectively evaluated for impairment	$2,215	$2,762	$52	$1	$334	$293	$49	$(85)	$5,621

Loans receivable:
Ending balance	$82,420	$295,527	$23,449	$2,206	$46,067	$22,266	$7,647	$—	$479,582

Ending balance: individually evaluated for impairment	$1,119	$8,049	$762	$130	$68	$273	$—	$—	$10,401

Ending balance: collectively evaluated for impairment	$81,301	$287,478	$22,687	$2,076	$45,999	$21,993	$7,647	$—	$469,181

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands) December 31, 2011	Commercial and industrial	Commercial real estate	Commercial real estate – construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772

Ending balance: individually evaluated for impairment	$451	$1,380	$—	$—	$—	$15	$—	$—	$1,846

Ending balance: collectively evaluated for impairment	$1,823	$2,164	$23	$2	$362	$322	$87	$143	$4,926

Loans receivable:
Ending balance	$76,930	$292,896	$30,735	$1,724	$48,270	$24,149	$8,013	$—	$482,717

Ending balance: individually evaluated for impairment	$1,119	$8,898	$584	$—	$—	$325	$—	$—	$10,926

Ending balance: collectively evaluated for impairment	$75,811	$283,998	$30,151	$1,724	$48,270	$23,824	$8,013	$—	$471,791

The recorded investments in troubled debt restructured loans at June 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands) June 30, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$31
Commercial real estate	7,951	4,314	3,497
Residential mortgage	558	552	457

	$8,549	$4,901	$3,985

(Dollars in thousands) December 31, 2011	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$32
Commercial real estate	8,315	4,568	3,955
Residential mortgage	698	691	599
Home equity	29	28	16

	$9,082	$5,322	$4,602

Mid Penn’s troubled debt restructured loans at June 30, 2012 totaled $3,985,000, of which eight loans to unrelated borrowers, totaling $457,000, are accruing residential mortgages in compliance with the terms of the modification. The remaining 11 loans totaling $3,528,000 are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. Of these 11 loans, one business relationship accounted for five loans totaling $647,000, another business relationship consisting of two loans totaled $463,000, a large commercial participation totaling $1,768,000 accounted for three loans, and the remaining unrelated loan totaled $650,000. At December 31, 2011, troubled debt restructured loans totaled $4,602,000, of which 10 were accruing residential mortgage loans in compliance with the terms of the modification. These loans were to unrelated borrowers and totaled $599,000. The remaining 14 loans, totaling $4,003,000, were nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. Of these 14 loans, one business relationship accounted for five loans totaling $664,000, another business relationship totaling $744,000 accounted for four loans, a large commercial participation totaling $1,929,000 accounted for three loans, and the remaining two loans were to unrelated borrowers and totaled $666,000. As a result of the evaluations at June 30, 2012 and December 31, 2011, a specific allocation and, subsequently, charge offs have been taken as appropriate. As of June 30, 2012 and December 31, 2011, charge offs associated with troubled debt restructured loans while under a

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements. Four of the current forbearance agreements were negotiated during 2009, while the remaining 15 were negotiated during 2010.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the six months ended June 30, 2012. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Fair value measurements at June 30, 2012 using:
Assets:	Total carrying value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$25,598	$—	$25,598	$—
Mortgage-backed U.S. government agencies	70,348	—	70,348	—
State and political subdivision obligations	51,769	—	51,769	—
Equity securities	392	392	—	—

	$148,107	$392	$147,715	$—

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
Assets:	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$27,617	$—	$27,617	$—
Mortgage-backed U.S. government agencies	82,668	—	82,668	—
State and political subdivision obligations	48,366	—	48,366	—
Equity securities	392	392	—	—

	$159,043	$392	$158,651	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at June 30, 2012 using:
Assets:	Total carrying value at June 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$4,625	$—	$—	$4,625
Foreclosed Assets Held for Sale	106	—	—	106

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
Assets:	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$5,621	$—	$—	$5,621
Foreclosed Assets Held for Sale	240	—	—	240

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired Loans	$4,625	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 30%
Foreclosed Assets Held for Sale	106	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	10% - 30%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of assets and liabilities at June 30, 2012 and December 31, 2011.

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$10,216	$10,216	$17,841	$17,841
Interest-bearing balances with other financial institutions	24,848	24,848	27,477	27,477
Investment securities	148,107	148,107	159,043	159,043
Net loans and leases	479,397	499,045	475,945	498,029
Restricted investment in bank stocks	2,817	2,817	3,120	3,120
Accrued interest receivable	2,980	2,980	3,067	3,067
Mortgage servicing rights	199	160	173	123

Financial liabilities:
Deposits	$610,414	$620,079	$634,055	$644,474
Short-term borrowings	3,445	3,445	—	—
Long-term debt	22,606	23,777	22,701	24,609
Accrued interest payable	1,102	1,102	1,064	1,064

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)	Carrying Amount	Fair Value
June 30, 2012
Financial instruments – assets
Net loans and leases	$479,397	$499,045	$—	$—	$499,045
Mortgage servicing rights	199	160	—	160	—
Financial instruments – liabilities
Deposits	610,414	620,079	—	620,079	—
Long-term debt	22,606	23,777	—	23,777	—

5. Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $9,601,000 and $7,320,000 of standby letters of credit outstanding as of June 30, 2012 and December 31, 2011, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of June 30, 2012 for payment under standby letters of credit issued was not material.

6. Short-term Borrowings

Short-term borrowings as of June 30, 2012 consisted of federal funds purchased. There were no short-term borrowings at December 31, 2011. Federal funds purchased are the short-term borrowings needed to manage the Banks overnight liquidity needs.

7. Long-term Debt

During the three and six months ended June 30, 2012, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the same time periods, no long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$5	$6	$5	$5
Interest cost	11	13	9	11
Amortization of prior service cost	6	5	1	—

Net periodic benefit cost	$22	$24	$15	$16

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$11	$12	$10	$10
Interest cost	23	26	18	22
Amortization of prior service cost	11	10	1	—

Net periodic benefit cost	$45	$48	$29	$32

9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income
Balance – June 30, 2012	$2,408	$(130)	$2,278

Balance – December 31, 2011	$2,044	$(128)	$1,916

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Based on the Program term sheet provided by the Treasury, the following are the effects on holders of common stock from the issuance of Senior Preferred stock to the Treasury under the Program:

Restrictions on Dividends and Repurchases

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$1,360	$1,059	$2,494	$2,059
Less: Dividends on preferred stock	(125)	(125)	(250)	(250)
Accretion of preferred stock discount	(4)	(4)	(7)	(7)

Net income available to common shareholders	$1,231	$930	$2,237	$1,802
Weighted average common shares outstanding	3,485,867	3,480,750	3,485,203	3,480,282
Basic earnings per common share	$0.35	$0.27	$0.64	$0.52

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$1,231	$930	$2,237	$1,802
Weighted average number of common shares outstanding	3,485,867	3,480,750	3,485,203	3,480,282
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—	—

Adjusted weighted-average common shares outstanding	3,485,867	3,480,750	3,485,203	3,480,282
Diluted earnings per common share	$0.35	$0.27	$0.64	$0.52

As of June 30, 2012, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

12. Recent Accounting Pronouncements

There were no new accounting pronouncements affecting Mid Penn during the reporting periods.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2012, compared to year-end 2011, and the Results of Operations for the three and six months ended June 30, 2012, compared to the same period in 2011.

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

Results of Operations

Overview

Net income available to common shareholders was $1,231,000, $0.35 per common share, for the quarter ended June 30, 2012, as compared to net income available to common shareholders of $930,000, or $0.27 per common share, for the quarter ended June 30, 2011, a 32.4% increase. During the six months ended June 30, 2012, net income available to common shareholders was $2,237,000, or $0.64 per common share, versus $1,802,000, or $0.52 per common share for the same period in 2011, a 24.1% increase.

Net interest income increased $433,000, or 7.7%, to $6,023,000 for the quarter ended June 30, 2012 from $5,590,000 during the quarter ended June 30, 2011. Through the first six months of 2012, net interest income increased $1,127,000, or 10.7%, to $11,700,000 from $10,573,000 during the same period in 2011. This increase has been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the second quarter of 2012 was $225,000, compared to $550,000 in the second quarter of 2011. During the six months ended June 30, 2012, the provision for loan and lease losses was $525,000 compared to $750,000 for the six months ended June 30, 2011.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Return on average assets	0.78%	0.62%	0.71%	0.62%
Return on average equity	9.96%	8.53%	9.22%	8.44%

Total assets decreased $18,449,000 to $696,934,000 at June 30, 2012, from $715,383,000 at December 31, 2011. This decrease is mainly attributable to the decline in total deposits, which decreased $23,641,000 from $634,055,000 at December 31, 2011 to $610,414,000 at June 30, 2012. Loan growth during the first six months of 2012 was weak, increasing $3,265,000 from $482,717,000 at December 31, 2011 to $485,982,000 at June 30, 2012. In order to continue improving net interest margin within the current environment, Mid Penn has chosen to manage the balance sheet in such a way that loan and deposit growth in 2012 remain closely matched, and because of this strategy, asset growth has moderated in the first six months of 2012.

Deposit growth has diminished, as noted above, during the first six months of 2012. This allowed for a closer match between funding sources and funding uses, as well as reduced the balance of overnight funding, which has been advantageous from a net interest margin perspective. Numerous deposit repricing opportunities remain throughout 2012, which will continue to help improve cost of funds as well as overall net interest margin despite continued downward pressure on asset yields.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Average Balances, Effective Interest Differential and Interest Yields

Interest rates and interest differential - taxable equivalent basis

(Dollars in thousands)	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
ASSETS:
Interest Earning Balances	$27,269	$125	0.92%	$59,868	$317	1.07%
Investment Securities:
Taxable	106,017	773	1.47%	61,381	547	1.80%
Tax-Exempt	49,067	1,232	5.05%	30,037	953	6.40%

Total Investment Securities	155,084			91,418

Federal Funds Sold	3,701	6	0.33%	10,884	14	0.26%
Loans and Leases, Net	484,966	14,065	5.83%	471,449	14,214	6.08%
Restricted Investment in Bank Stocks	2,960	2	0.14%	3,938	—	0.00%

Total Earning Assets	673,980	16,203	4.83%	637,557	16,045	5.07%
Cash and Due from Banks	7,893			7,273
Other Assets	24,531			25,339

Total Assets	$706,404			$670,169

LIABILITIES & SHAREHOLDERS’ EQUITY:
Interest Bearing Deposits:
NOW	$99,887	156	0.31%	$51,665	58	0.23%
Money Market	256,968	1,198	0.94%	237,433	1,604	1.36%
Savings	28,745	7	0.05%	27,220	7	0.05%
Time	189,603	2,046	2.17%	212,735	2,767	2.62%
Short-term Borrowings	898	1	0.22%	1,020	3	0.59%
Long-term Debt	22,653	487	4.32%	24,053	516	4.33%

Total Interest Bearing Liabilities	598,754	3,895	1.31%	554,126	4,955	1.80%
Demand Deposits	47,639			60,218
Other Liabilities	5,302			6,632
Shareholders’ Equity	54,709			49,193

Total Liabilities and Shareholders’ Equity	$706,404			$670,169

Net Interest Income		$12,308			$11,090

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			4.83%			5.07%
Rate on Supporting Liabilities			1.31%			1.80%
Average Interest Spread			3.52%			3.27%
Net Interest Margin			3.67%			3.51%

For the six months ended June 30, 2012, Mid Penn’s taxable-equivalent net interest margin increased to 3.67%, from 3.51%, as compared to the six months ended June 30, 2011, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first six months of 2012, increased to $12,308,000 from $11,090,000 in the first six months of 2011, related to the changing composition of interest bearing liabilities and the growth in average earning assets, which increased 5.7% from June 30, 2011 to June 30, 2012.

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

During the first six months of 2012, Mid Penn continued to experience a challenging economic and operating environment both on a national and local level. Give the economic pressures that impact some borrowers, Mid Penn has contributed to the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2011 to June 30, 2012. Mid Penn’s provision for loan and lease losses was $225,000 for the three months ended June 30, 2012, as compared to $550,000 for the three months ended June 30, 2011. During the six months ended June 30, 2012, the provision for loan and lease losses was $525,000, as compared to $750,000 for the six months ended June 30, 2011. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $226,000, or 32.1%, during the second quarter of 2012 versus the second quarter of 2011. During the six months ended June 30, 2012, noninterest income increased $206,000, or 14.1%, versus the same period in 2011. The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2012	2011	$ Variance	% Variance
Income from fiduciary activities	$189	$115	$74	64.3%
Service charges on deposits	136	189	(53)	-28.0%
Mortgage banking income	137	80	57	71.3%
Other income	397	256	141	55.1%

(Dollars in Thousands)	Six Months Ended June 30,
	2012	2011	$ Variance	% Variance
Income from fiduciary activities	$301	$210	$91	43.3%
Service charges on deposits	265	372	(107)	-28.8%
Net gain on sales of investment securities	26	—	26	N/A
Mortgage banking income	259	203	56	27.6%
Other income	694	548	146	26.6%

Income from fiduciary activities increased during the three and six months ended June 30, 2012 versus the same periods in 2011. This increase was the result of greater sales of third party mutual funds during the first half of 2012. Service charges on deposits, primarily fees from insufficient funds, have decreased during the three and six months ended June 30, 2012. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. In addition to this behavioral change, Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges on electronic transactions, which has resulted in a reduction in NSF revenue. Mid Penn recognized investment security gains in the first six months of 2012 as a result of efforts to position the portfolio to provide earnings and cash flow in support of anticipated loan growth. Mortgage banking income has been robust during the three and six months ended June 30, 2012. The reduction in both 15 and 30 year mortgage rates has incentivized qualified borrowers to refinance their present mortgages. Purchase activity has increased but is still weak versus pre-recession levels in spite of low financing rates and reduced home prices. During the second quarter of 2012, the former Bank branch at 4098 Derry Street in Harrisburg was sold, resulting in a gain of $40,000. Administrative operations housed in this location were relocated to other facilities within the Bank’s network. Also contributing to the increase in other income during 2012 were increased levels of merchant services and card interchange revenue compared to the same periods in 2011, as well as recognition of $35,000 in sales tax refunds from disputed filings in previous years.

Noninterest Expenses

Noninterest expenses increased $539,000 or 12.2% during the second quarter of 2012, versus the same period in 2011. During the six months ended June 30, 2012, noninterest expenses increased $977,000, or 11.2%, versus the same period in 2011. The changes were primarily a result of the following components of noninterest expense:

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

	2012	2011	$ Variance	% Variance
Salaries and employee benefits	$2,619	$2,401	$218	-9.1%
Equipment expense	286	318	(32)	10.1%
FDIC assessment	302	217	85	-39.2%
Marketing and advertising expense	128	95	33	-34.7%
Loss (gain) on sale/write-down of foreclosed assets	50	(31)	81	-261.3%
Other expenses	633	508	125	-24.6%

(Dollars in Thousands)	Six Months Ended June 30,
	2012	2011	$ Variance	% Variance
Salaries and employee benefits	$5,215	$4,602	$613	-13.3%
Equipment expense	580	662	(82)	12.4%
FDIC assessment	603	531	72	-13.6%
Marketing and advertising expense	197	158	39	-24.7%
Loss (gain) on sale/write-down of foreclosed assets	58	(59)	117	-198.3%
Loan collection costs	148	91	57	-62.6%
Other expenses	1,146	1,008	138	-13.7%

Salaries and employee benefits increased during the three and six months ended June 30, 2012, primarily due to the increase in actual medical claims experienced from Mid Penn’s self-funded medical insurance plan. Also contributing to the increase was the hiring of experienced team members to bolster compliance functions and to add depth to the sales and support areas of Mid Penn. Equipment expense for the three and six months ended June 30, 2012 declined from the same period in 2011, mainly because depreciation expense has been declining as older assets become fully depreciated faster than newly acquired assets have been added. FDIC assessments have increased during the three and six months ended June 30, 2012 due to a combination of the growth in the asset base used in the computation. Marketing and advertising expenses have also increased during the periods noted above due to Mid Penn taking a more active posture toward raising general market awareness as the Bank seeks to grow the institution. A negative variance during the three and six months ended June 30, 2012 was the loss (gain) on sale/write-down of foreclosed assets. Real estate values for these distressed properties have declined, though their liquidation has been able to proceed in a more orderly manner. The escalation in loan collection costs for the six months ended June 30, 2012 is attributed to the portfolio of problem credits migrating through the collection process. Other expenses increased during the three and six months ended June 30, 2012, primarily due to a general increase in overall cost of services utilized.

Income Taxes

The provision for income taxes was $422,000 for the three months ended June 30, 2012, as compared to the provision for income taxes of $278,000 in the same period last year. The effective tax rate for the three months ended June 30, 2012, was 23.6% compared to 20.8% for the three months ended June 30, 2011. The provision for income taxes for the six months ended June 30, 2012 was $665,000, as compared to $519,000 during the same period in 2011. The effective tax rate for the six months ended June 30, 2012 was 21.0% compared to 20.1% for the six months ended June 30, 2011. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first six months of 2012, Mid Penn experienced an increase in loans outstanding. Commercial real estate, as well as commercial, industrial, and agricultural, and residential real estate balances showed modest increases as requests from creditworthy borrowers has begun to increase. Balances in the other components of the loan portfolio have eroded through contractual payments and the refinancing of real estate secured debt by borrowers with equity in their properties. While loan demand has shown modest improvement, Mid Penn experienced weaker than normal loan demand during the first six months of 2012 despite a desire to sensibly lend to support creditworthy existing and new customers in our marketplace.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial real estate, construction and land development	$250,982	51.6%	$249,204	51.6%
Commercial, industrial and agricultural	78,752	16.2%	78,655	16.3%
Real estate – residential	148,331	30.5%	146,847	30.4%
Consumer	7,917	1.7%	8,011	1.7%

	$485,982	100.0%	$482,717	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania. This region currently, and historically, has lower unemployment than the U.S. as a whole. This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends. At June 30, 2012, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 6.7% versus the seasonally adjusted national unemployment rate of 8.2%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first six months of 2012, Mid Penn had net charge-offs of $712,000 compared to net charge-offs of $898,000 during the same period of 2011. Loans charged off during the first six months of 2012 were comprised of 11 commercial real estate loans totaling $460,000. Five of these loans totaling $168,000 were to two borrowers with the remaining loans to unrelated borrowers. In addition, there were charge-offs for five commercial loans to unrelated borrowers totaling $216,000, four residential real estate loans to unrelated borrowers totaling $69,000, and two consumer loans to unrelated borrowers totaling $7,000. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the six months ended June 30, 2012 and 2011 are summarized as follows:

Analysis of the Allowance for Loan and Lease Losses:
(Dollars in thousands)	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Average total loans outstanding (net of unearned income)	$484,966	$471,449
Period ending total loans outstanding (net of unearned income)	$485,982	$479,582
Balance, beginning of period	$6,772	$7,061
Loans charged off during period	(752)	(954)
Recoveries of loans previously charged off	40	56

Net chargeoffs	(712)	(898)

Provision for loan and lease losses	525	750

Balance, end of period	$6,585	$6,913

Ratio of net loans charged off to average loans outstanding (annualized)	0.29%	0.38%
Ratio of allowance for loan losses to net loans at end of period	1.35%	1.44%

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

At June 30, 2012, total nonperforming loans amounted to $12,294,000, or 2.53% of loans and leases net of unearned income, as compared to levels of $12,371,000, or 2.56%, at December 31, 2011 and $12,268,000, or 2.56%, at June 30, 2011.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Schedule of Nonperforming Assets:

(Dollars in thousands)

	June 30, 2012	December 31, 2011	June 30, 2011
Nonperforming Assets:
Nonaccrual loans	$11,862	$11,800	$11,637
Loans renegotiated with borrowers	432	571	631

Total nonperforming loans	12,294	12,371	12,268
Foreclosed real estate	1,537	931	584

Total non-performing assets	13,831	13,302	12,852
Accruing loans 90 days or more past due	—	—	295

Total risk elements	$13,831	$13,302	$13,147

Nonperforming loans as a % of total loans outstanding	2.53%	2.56%	2.56%
Nonperforming assets as a % of total loans outstanding and other real estate	2.84%	2.76%	2.68%
Ratio of allowance for loan losses to nonperforming loans	53.56%	54.74%	56.35%

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

Schedule of Partially Charged Off Loans:

(Dollars in thousands)

	June 30, 2012	December 31, 2011
Period ending total loans outstanding (net of unearned income)	$485,982	$482,717
Allowance for loan and lease losses	6,585	6,772
Total Nonperforming loans	12,294	12,371
Nonperforming and impaired loans with partial charge-offs	4,704	4,505
Ratio of nonperforming loans with partial charge-offs to total loans	0.97%	0.93%
Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	38.26%	36.42%
Coverage ratio net of nonperforming loans with partial charge-offs	86.76%	86.09%
Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.37%	1.42%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

In some instances, Mid Penn is not holding real estate as collateral and is relying on business assets (personal property) for repayment. In these circumstances a collateral inspection is performed by Mid Penn personnel to determine an estimated value. The value is based on net book value, as provided by the financial statements, and discounted accordingly based on determinations made by management. Occasionally, Mid Penn will employ an outside service to provide a fair estimate of value based on auction sales or private sales. Management reviews the estimates of these third parties and discounts them accordingly based on management’s judgment, if deemed necessary.

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

As of June 30, 2012, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $10,844,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $3,113,000 for which specific allocations totaling $2,000,000 have been included within the loan loss reserve for these loans. The remaining $7,731,000 of loans requires no specific allocation within the loan loss reserve. The $10,844,000 pool of impaired loan relationships is comprised of $8,557,000 in real estate secured commercial relationships and $2,287,000 in business relationships. There are specific allocations against the real estate secured pool totaling $815,000, spread among eleven relationships; one large relationship accounts for $450,000 of the total pool attributed to this segment. The group of impaired business relationships with specific allocations is made up of six unaffiliated relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,185,000 has been set aside against these credits. Five unrelated manufacturing relationships account for $337,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $848,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,585,000 is adequate as of June 30, 2012.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Shareholders’ equity increased during the six months ended June 30, 2012 by $2,279,000 or 4.3%, from December 31, 2011. Capital has been positively impacted in 2012 by positive earnings of $2,237,000, which offset the common dividend payment of $348,000.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of June 30, 2012, and December 31, 2011, as follows:

(Dollars in thousands)			Capital Adequacy
					To Be Well-Capitalized Under Prompt
	Actual:		Minimum Capital Required:		Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Tier 1 Capital (to Average Assets)	$52,198	7.5%	$27,826	4.0%	$34,783	5.0%
Tier 1 Capital (to Risk Weighted Assets)	52,198	10.8%	19,377	4.0%	29,065	6.0%
Total Capital (to Risk Weighted Assets)	58,262	12.0%	38,753	8.0%	48,442	10.0%
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,265	7.1%	$28,326	4.0%	$35,408	5.0%
Tier 1 Capital (to Risk Weighted Assets)	50,265	10.4%	19,367	4.0%	29,051	6.0%
Total Capital (to Risk Weighted Assets)	56,327	11.6%	38,735	8.0%	48,419	10.0%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2011, as reported in Mid Penn’s Form 10-K filed with the SEC on March 26, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2012, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the six months ended June 30, 2012, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Date: August 14, 2012

By	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date: August 14, 2012