Form 10-Q
period 2012-09-30
MID PENN BANCORP INC
filed 2012-11-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 14, 2012, the registrant had 3,488,547 shares of common stock outstanding.

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1 – Financial Statements

(Dollars in thousands, except share data)
	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$8,059	$9,847
Interest-bearing balances with other financial institutions	1,465	1,555
Federal funds sold	13,689	6,439

Total cash and cash equivalents	23,213	17,841

Interest-bearing time deposits with other financial institutions	24,061	27,477
Available for sale investment securities	167,116	159,043
Loans and leases, net of unearned interest	483,211	482,717
Less: Allowance for loan and lease losses	(6,439)	(6,772)

Net loans and leases	476,772	475,945

Bank premises and equipment, net	13,233	13,324
Restricted investment in bank stocks	2,549	3,120
Foreclosed assets held for sale	589	931
Accrued interest receivable	2,996	3,067
Deferred income taxes	1,414	2,439
Goodwill	1,016	1,016
Core deposit and other intangibles, net	259	274
Cash surrender value of life insurance	8,082	7,896
Other assets	2,204	3,010

Total Assets	$723,504	$715,383

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$44,289	$73,261
Interest bearing demand	164,377	59,403
Money Market	220,424	271,521
Savings	28,720	27,978
Time	172,214	201,892

Total Deposits	630,024	634,055
Long-term debt	22,558	22,701
Accrued interest payable	1,179	1,064
Other liabilities	12,787	4,111

Total Liabilities	666,548	661,931
Shareholders’ Equity:
Preferred stock, par value $1,000; authorized 10,000 shares; 5% cumulative dividend; 10,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	10,000	10,000
Common stock, par value $1 per share; 10,000,000 shares authorized; 3,488,547 shares issued and outstanding at September 30, 2012 and 3,484,509 shares issued and outstanding at December 31, 2011	3,489	3,484
Additional paid-in capital	29,858	29,830
Retained earnings	11,085	8,222
Accumulated other comprehensive income	2,524	1,916

Total Shareholders’ Equity	56,956	53,452

Total Liabilities and Shareholders’ Equity	$723,504	$715,383

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest & fees on loans and leases	$6,742	$7,031	$20,619	$21,050
Interest on interest-bearing time deposits with financial institutions	55	125	180	442
Interest and dividends on investment securities:
U.S. Treasury and government agencies	232	522	997	1,069
State and political subdivision obligations, tax-exempt	419	307	1,232	932
Other securities	5	3	15	9
Interest on federal funds sold and securities purchased under agreements to resell	5	6	10	20

Total Interest Income	7,458	7,994	23,053	23,522

INTEREST EXPENSE
Interest on deposits	1,443	2,128	4,850	6,564
Interest on short-term borrowings	—	1	1	4
Interest on long-term debt	245	246	732	762

Total Interest Expense	1,688	2,375	5,583	7,330

Net Interest Income	5,770	5,619	17,470	16,192
PROVISION FOR LOAN AND LEASE LOSSES	150	405	675	1,155

Net Interest Income After Provision for Loan and Lease Losses	5,620	5,214	16,795	15,037

NONINTEREST INCOME
Income from fiduciary activities	128	157	429	367
Service charges on deposits	153	167	418	539
Net gain on sales of investment securities	241	—	267	—
Earnings from cash surrender value of life insurance	61	64	186	194
Mortgage banking income	184	102	443	305
Other income	290	274	983	822

Total Noninterest Income	1,057	764	2,726	2,227

NONINTEREST EXPENSE
Salaries and employee benefits	2,671	2,390	7,886	6,992
Occupancy expense, net	263	274	799	826
Equipment expense	343	318	923	980
Pennsylvania Bank Shares tax expense	92	121	351	363
FDIC Assessment	301	225	904	756
Legal and professional fees	186	87	431	315
Director fees and benefits expense	97	90	232	235
Marketing and advertising expense	91	86	288	244
Computer expense	166	171	489	500
Telephone expense	107	92	317	278
Loss (gain) on sale/write-down of foreclosed assets	43	27	102	(32)
Intangible amortization	7	16	38	49
Loan collection costs	92	111	239	202
Other expenses	623	526	1,768	1,534

Total Noninterest Expense	5,082	4,534	14,767	13,242

INCOME BEFORE PROVISION FOR INCOME TAXES	1,595	1,444	4,754	4,022
Provision for income taxes	329	312	994	831

NET INCOME	1,266	1,132	3,760	3,191
Preferred stock dividends and discount accretion	128	128	385	385

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,138	$1,004	$3,375	$2,806

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.33	$0.29	$0.97	$0.81
Diluted Earnings Per Common Share	$0.33	$0.29	$0.97	$0.81
Cash Dividends	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2012	2011

Net income	$1,266	$1,132

Other comprehensive income:	—	—

Unrealized gains arising during the period on available for sale securities, net of income taxes of $216 and $313, respectively	418	607

Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($82) and $0, respectively	(159)	—

Change in defined benefit plans, net of income taxes of ($7) and $3, respectively	(13)	5

Total other comprehensive income	246	612

Total comprehensive income	$1,512	$1,744

(Dollars in thousands)	Nine Months Ended September 30,
	2012	2011

Net income	$3,760	$3,191

Other comprehensive income:	—	—

Unrealized gains arising during the period on available for sale securities, net of income taxes of $412 and $1035, respectively	799	2,009

Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($91) and $0, respectively	(176)	—

Change in defined benefit plans, net of income taxes of ($8) and $5, respectively	(15)	9

Total other comprehensive income	608	2,018

Total comprehensive income	$4,368	$5,209

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2011	$10,000	$3,484	$29,830	$8,222	$1,916	$53,452
Net income	—	—	—	3,760	—	3,760
Total other comprehensive income, net of taxes	—	—	—	—	608	608
Cash dividends	—	—	—	(522)	—	(522)
Employee Stock Purchase Plan	—	5	38	—	—	43
Preferred dividends	—	—	—	(375)	—	(375)
Amortization of warrant cost	—	—	(10)	—	—	(10)

Balance, September 30, 2012	$10,000	$3,489	$29,858	$11,085	$2,524	$56,956

Balance, December 31, 2010	$10,000	$3,480	$29,810	$4,875	$36	$48,201
Net income	—	—	—	3,191	—	3,191
Total other comprehensive income, net of taxes	—	—	—	—	2,018	2,018
Cash dividends	—	—	—	(522)	—	(522)
Employee Stock Purchase Plan	—	3	24	—	—	27
Preferred dividends	—	—	—	(375)	—	(375)
Amortization of warrant cost	—	—	(10)	—	—	(10)

Balance, September 30, 2011	$10,000	$3,483	$29,824	$7,169	$2,054	$52,530

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net Income	$3,760	$3,191
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	675	1,155
Depreciation	853	933
Amortization of intangibles	15	51
Net amortization of securities premiums	973	1,895
Gain on sales of investment securities	(267)	—
Earnings on cash surrender value of life insurance	(186)	(194)
Gain on disposal of bank premises and equipment	(1)	—
Loss (gain) on sale / write-down of foreclosed assets	102	(32)
Deferred income tax expense (benefit)	688	(28)
Decrease (increase) in accrued interest receivable	71	(227)
Decrease in other assets	795	2,360
Increase in accrued interest payable	115	681
Increase in other liabilities	8,676	3,613

Net Cash Provided by Operating Activities	16,269	13,398

Investing Activities:
Net decrease in interest-bearing balances	3,416	15,670
Proceeds from the maturity of investment securities	26,876	14,273
Proceeds from the sale of investment securities	17,895	—
Purchases of investment securities	(52,604)	(94,042)
Redemptions of restricted investment in bank stock	571	544
Net increase in loans and leases	(3,367)	(19,092)
Purchases of bank premises and equipment	(777)	(1,014)
Proceeds from the sale of bank premises and equipment	16	—
Proceeds from sale of foreclosed assets	2,105	830

Net Cash Used in Investing Activities	(5,869)	(82,831)

Financing Activities:
Net increase in demand deposits and savings accounts	25,647	85,014
Net decrease in time deposits	(29,678)	(4,216)
Net decrease in short-term borrowings	—	(925)
Preferred stock dividend paid	(375)	(375)
Common stock dividend paid	(522)	(522)
Employee Stock Purchase Plan	43	27
Long-term debt repayment	(143)	(5,136)

Net Cash (Used in) Provided by Financing Activities	(5,028)	73,867

Net increase in cash and cash equivalents	5,372	4,434
Cash and cash equivalents, beginning of period	17,841	12,901

Cash and cash equivalents, end of period	$23,213	$17,335

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,468	$6,649
Income taxes paid	1,250	565
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$1,865	$1,054

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The consolidated financial statements for 2012 and 2011 include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn”), and its subsidiaries Mid Penn Bank (the “Bank”) and Mid Penn Investment Corporation (collectively the “Corporation”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We believe the information presented is not misleading and the disclosures are adequate. For comparative purposes, the September 30, 2011 and December 31, 2011 balances have been reclassified to conform to the 2012 presentation. Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2011.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2012 and December 31, 2011, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$16,409	$1,422	$—	$17,831
Mortgage-backed U.S. government agencies	78,974	568	453	79,089
State and political subdivision obligations	67,292	2,610	100	69,802
Equity securities	400	—	6	394

	$163,075	$4,600	$559	$167,116

(Dollars in thousands)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,116	$1,501	$—	$27,617
Mortgage-backed U.S. government agencies	82,777	491	600	82,668
State and political subdivision obligations	46,654	1,836	124	48,366
Equity securities	400	—	8	392

	$155,947	$3,828	$732	$159,043

Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Mid Penn’s sole equity security is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This investment was purchased in 2004 and additional shares were purchased in 2011 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and at September 30, 2012 and December 31, 2011, is reported at fair value.

Investment securities having a fair value of $95,258,000 at September 30, 2012, and $85,591,000 at December 31, 2011, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $241,000 and $267,000 on sales of securities available for sale during the three and nine months ended September 30, 2012. During the same time periods, Mid Penn realized $0 gross losses on sales of securities available for sale. Mid Penn did not realize any gross gains or losses on the sales of securities available for sale during the three or nine months ended September 30, 2011.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$26,771	$209	$18,827	$244	$45,598	$453
State and political subdivision obligations	10,152	62	1,551	38	11,703	100
Equity securities	—	—	394	6	394	6

Total temporarily impaired available for sale securities	$36,923	$271	$20,772	$288	$57,695	$559

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$46,497	$593	$370	$7	$46,867	$600
State and political subdivision obligations	4,371	49	1,169	75	5,540	124
Equity securities	—	—	392	8	392	8

Total temporarily impaired available for sale securities	$50,868	$642	$1,931	$90	$52,799	$732

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

At September 30, 2012, Mid Penn had 69 debt securities from separate issuers with unrealized losses. These securities have depreciated .97% from their amortized cost basis. At December 31, 2011, 45 debt securities with unrealized losses had depreciated 1.37% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value:

(Dollars in thousands)	September 30, 2012
	Amortized Cost	Fair Value
Due in 1 year or less	$325	$329
Due after 1 year but within 5 years	18,317	19,635
Due after 5 years but within 10 years	28,478	30,016
Due after 10 years	36,581	37,653

	83,701	87,633

Mortgage-backed securities	78,974	79,089
Equity securities	400	394

	$163,075	$167,116

Mortgage-backed securities at September 30, 2012 had an average life of 1.9 years. Prepayment speed assumptions in this category have accelerated since December 31, 2011.

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees. The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult. These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers. These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio. Leasing has been a declining percentage of the Mid Penn’s portfolio, currently representing 0.33% of outstanding loans.

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of September 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

September 30, 2012
Commercial and industrial	$71,513	$1,814	$2,471	$—	$75,798
Commercial real estate	256,717	4,729	20,167	—	281,613
Commercial real estate - construction	35,379	419	54	—	35,852
Lease financing	1,575	—	—	—	1,575
Residential mortgage	57,068	—	—	—	57,068
Home equity	23,400	198	405	—	24,003
Consumer	6,429	295	578	—	7,302

	$452,081	$7,455	$23,675	$—	$483,211

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2011
Commercial and industrial	$68,775	$3,528	$4,627	$—	$76,930
Commercial real estate	271,551	6,530	14,815	—	292,896
Commercial real estate - construction	29,706	445	584	—	30,735
Lease financing	1,724	—	—	—	1,724
Residential mortgage	48,270	—	—	—	48,270
Home equity	23,248	218	683	—	24,149
Consumer	7,705	308	—	—	8,013

	$450,979	$11,029	$20,709	$—	$482,717

Impaired loans by loan portfolio class as of September 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$177	$630	$—	$463	$1,382	$—
Commercial real estate	7,964	11,445	—	4,473	6,543	—
Commercial real estate - construction				584	592
Home equity	89	97	—	251	386	—

With an allowance recorded:
Commercial and industrial	$244	$404	$112	$656	$792	$451
Commercial real estate	1,858	1,955	1,338	4,425	6,163	1,380
Commercial real estate - construction	54	54	54	584	592	—
Home equity	12	16	25	74	77	15
Consumer	578	578	578	—	—	—

Total:
Commercial and industrial	$421	$1,034	$112	$1,119	$2,174	$451
Commercial real estate	9,822	13,400	1,338	8,898	12,706	1,380
Commercial real estate - construction	54	54	54	1,168	1,184	—
Home equity	101	113	25	325	463	15
Consumer	578	578	578	—	—	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2012 and September 30, 2011 are summarized as follows:

	Three Months Ended
(Dollars in thousands)	September 30, 2012		September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$474	$—	$691	$—
Commercial real estate	7,725	—	6,168	13
Commercial real estate - construction	—	—	673	—
Residential mortgage	—	—	—	16
Home equity	125	—	254	—

With an allowance recorded:
Commercial and industrial	$242	$—	$613	$—
Commercial real estate	2,600	—	2,107	—
Commercial real estate - construction	54	—	—	—
Lease financing	—	—	130	—
Home equity	72	—	17	—
Consumer	582	—	—	—

Total:
Commercial and industrial	$716	$—	$1,304	$—
Commercial real estate	10,325	—	8,275	13
Commercial real estate - construction	54	—	673	—
Lease financing	—	—	130	—
Residential mortgage	—	—	—	16
Home equity	197	—	271	—
Consumer	582	—	—	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2012		September 30, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$479	$—	$1,072	$84
Commercial real estate	7,778	—	7,752	278
Commercial real estate - construction	—	—	1,160	18
Residential mortgage	—	—	—	28
Home equity	126	4	273	—

With an allowance recorded:
Commercial and industrial	$243	$—	$622	$—
Commercial real estate	2,618	—	2,193	—
Commercial real estate - construction	54	—	—	—
Lease financing	—	—	162	—
Home equity	72	—	19	—
Consumer	582	—	—	—

Total:
Commercial and industrial	$722	$—	$1,694	$84
Commercial real estate	10,396	—	9,945	278
Commercial real estate - construction	54	—	1,160	18
Lease financing	—	—	162	—
Residential mortgage	—	—	—	28
Home equity	198	4	292	—
Consumer	582	—	—	—

Non-accrual loans by loan portfolio class as of September 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Commercial and industrial	$353	$1,117
Commercial real estate	9,853	8,899
Commercial real estate - construction	—	584
Residential mortgage	642	703
Home equity	269	496
Consumer	577	1

	$11,694	$11,800

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of September 30, 2012 and December 31, 2011 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
September 30, 2012
Commercial and industrial	$—	$962	$299	$1,261	$74,537	$75,798	$—
Commercial real estate	3,461	4,480	10,023	17,964	263,649	281,613	721
Commercial real estate - construction	—	—	54	54	35,798	35,852	—
Lease financing	—	—	—	—	1,575	1,575	—
Residential mortgage	116	43	635	794	56,274	57,068	—
Home equity	84	20	224	328	23,675	24,003	—
Consumer	—	—	578	578	6,724	7,302	—

Total	$3,661	$5,505	$11,813	$20,979	$462,232	$483,211	$721

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2011
Commercial and industrial	$141	$663	$1,052	$1,856	$75,074	$76,930	$—
Commercial real estate	1,037	909	6,204	8,150	284,746	292,896	—
Commercial real estate - construction	6	—	584	590	30,145	30,735	—
Lease financing	—	—	—	—	1,724	1,724	—
Residential mortgage	410	11	691	1,112	47,158	48,270	—
Home equity	111	—	428	539	23,610	24,149	—
Consumer	15	3	1	19	7,994	8,013	—

Total	$1,720	$1,586	$8,960	$12,266	$470,451	$482,717	$—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable:

(Dollars in thousands)
As of, and for the periods ended, September 30, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, July 1, 2012	$1,583	$3,440	$27	$2	$475	$341	$530	$187	$6,585

Charge-offs	(212)	(1)	—	—	(105)	—	(6)	—	(324)
Recoveries	8	4	—	—	—	—	16	—	28
Provisions	(82)	(62)	51	—	144	26	109	(36)	150

Ending balance, September 30, 2012	$1,297	$3,381	$78	$2	$514	$367	$649	151	$6,439

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance, January 1, 2012	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(428)	(456)	(5)	—	(174)	—	(12)	—	(1,075)
Recoveries	16	9	2	—	—	9	31	—	67
Provisions	(565)	284	58	—	326	21	543	8	675

Ending balance, September 30, 2012	$1,297	$3,381	$78	$2	$514	$367	$649	$151	$6,439

Ending balance: individually evaluated for impairment	$112	$1,338	$54	$—	$—	$25	$578	$—	$2,107

Ending balance: collectively evaluated for impairment	$1,185	$2,043	$24	$2	$514	$342	$71	$151	$4,332

Loans receivable:
Ending balance	$75,798	$281,613	$35,852	$1,575	$57,068	$24,003	$7,302	$—	$483,211

Ending balance: individually evaluated for impairment	$421	$9,822	$54	$—	$—	$101	$578	$—	$10,976

Ending balance: collectively evaluated for impairment	$75,377	$271,791	$35,798	$1,575	$57,068	$23,902	$6,724	$—	$472,235

The recorded investments in troubled debt restructured loans at September 30, 2012 and December 31, 2011 are as follows:

(Dollars in thousands)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
September 30, 2012
Commercial and industrial	$40	$35	$31
Commercial real estate	7,327	3,748	2,980
Residential mortgage	698	691	452

	$8,065	$4,474	$3,463

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
December 31, 2011
Commercial and industrial	$40	$35	$32
Commercial real estate	8,315	4,568	3,955
Residential mortgage	698	691	599
Home equity	29	28	16

	$9,082	$5,322	$4,602

Mid Penn’s troubled debt restructured loans at September 30, 2012 totaled $3,463,000, of which seven loans to unrelated borrowers, totaling $428,000, are accruing residential mortgages in compliance with the terms of the modification. The remaining 10 loans totaling $3,034,000 are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. Of these 10 loans, one business relationship accounted for five loans totaling $640,000, a large commercial participation totaling $1,721,000 accounted for three loans, and the remaining two unrelated loans totaled $673,000. At December 31, 2011, troubled debt restructured loans totaled $4,602,000, of which 10 were accruing residential mortgage loans in compliance with the terms of the modification. These loans were to unrelated borrowers and totaled $599,000. The remaining 14 loans, totaling $4,003,000, were nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. Of these 14 loans, one business relationship accounted for five loans totaling $664,000, another business relationship totaling $744,000 accounted for four loans, a large commercial participation totaling $1,929,000 accounted for three loans, and the remaining two loans were to unrelated borrowers and totaled $666,000. As a result of the evaluations at September 30, 2012 and December 31, 2011, a specific allocation and, subsequently, charge offs have been taken as appropriate. As of September 30, 2012 and December 31, 2011, charge offs associated with troubled debt restructured loans while under a forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements. Four of the current forbearance agreements were negotiated during 2009, while the remaining 15 were negotiated during 2010.

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

Level 1 Inputs -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Inputs -	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 Inputs -	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

There were no transfers of assets between fair value Level 1 and Level 2 for the nine months ended September 30, 2012. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at September 30, 2012 using:
Assets:	Total carrying value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$17,831	$—	$17,831	$—
Mortgage-backed U.S. government agencies	79,089	—	79,089	—
State and political subdivision obligations	69,802	—	69,802	—
Equity securities	394	394	—	—

	$167,116	$394	$166,722	$—

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
Assets:	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
U.S. Treasury and U.S. government agencies	$27,617	$—	$27,617	$—
Mortgage-backed U.S. government agencies	82,668	—	82,668	—
State and political subdivision obligations	48,366	—	48,366	—
Equity securities	392	392	—	—

	$159,043	$392	$158,651	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at September 30, 2012 using:
Assets:	Total carrying value at September 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$3,129	$—	$—	$3,129
Foreclosed Assets Held for Sale	204	—	—	204

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
Assets:	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Impaired Loans	$5,621	$—	$—	$5,621
Foreclosed Assets Held for Sale	240	—	—	240

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$3,129	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (39%)
Foreclosed Assets Held for Sale	204	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	10% - 30% (24%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of assets and liabilities at September 30, 2012 and December 31, 2011.

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$23,213	$23,213	$17,841	$17,841
Interest-bearing balances with other financial institutions	24,061	24,061	27,477	27,477
Investment securities	167,116	167,116	159,043	159,043
Net loans and leases	476,772	494,500	475,945	498,029
Restricted investment in bank stocks	2,549	2,549	3,120	3,120
Accrued interest receivable	2,996	2,996	3,067	3,067
Mortgage servicing rights	166	167	173	123

Financial liabilities:
Deposits	$630,024	$634,535	$634,055	$644,474
Long-term debt	22,558	23,413	22,701	24,609
Accrued interest payable	1,179	1,179	1,064	1,064

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2012. This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
(Dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Financial instruments - assets
Net loans and leases	$476,772	$494,500	$—	$—	$494,500
Mortgage servicing rights	166	167	—	167	—

Financial instruments - liabilities
Deposits	630,024	634,535	—	634,535	—
Long-term debt	22,558	23,413	—	23,413	—

5.	Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $10,368,000 and $7,320,000 of standby letters of credit outstanding as of September 30, 2012 and December 31, 2011, respectively. Mid Penn does not anticipate any losses because of these transactions. The current amount of the liability as of September 30, 2012 for payment under standby letters of credit issued was not material.

6.	Short-term Borrowings

There were no short-term borrowings as of September 30, 2012 or December 31, 2011. Federal funds purchased are the short-term borrowings needed to manage the Banks overnight liquidity needs.

7.	Long-term Debt

During the three and nine months ended September 30, 2012, the Bank entered into no additional long-term borrowings with the Federal Home Loan Bank of Pittsburgh. During the same time periods, no long-term borrowings with the Federal Home Loan Bank of Pittsburgh matured.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$5	$6	$5	$6
Interest cost	11	14	9	10
Amortization of prior service cost	6	6	1	1

Net periodic benefit cost	$22	$26	$15	$17

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Service cost	$16	$18	$15	$16
Interest cost	34	40	27	32
Amortization of prior service cost	17	16	2	1

Net periodic benefit cost	$67	$74	$44	$49

9.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income

Balance - September 30, 2012	$2,667	$(143)	$2,524

Balance - December 31, 2011	$2,044	$(128)	$1,916

10.	Preferred Stock

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

Based on the Program term sheet provided by the Treasury, the following are the effects on holders of common stock from the issuance of Series A Preferred Stock to the Treasury under the Program:

Restrictions on Dividends and Repurchases

For as long as any Series A Preferred Stock shares are outstanding, no dividends can be declared or paid on common shares, nor can Mid Penn repurchase or redeem any common shares, unless all accrued and unpaid dividends for all past dividend periods on the Senior Preferred shares have been fully paid.

Voting Rights

The Series A Preferred Stock are non-voting, other than class voting rights on (1) any authorization or issuance of shares ranking senior to the Series A Preferred Stock, (2) any amendment to the rights of Series A Preferred Stock, or (3) any merger, exchange or similar transaction which would adversely affect the rights of the Series A Preferred Stock. If dividends on the Series A Preferred Stock shares are not paid in full for six dividend periods, whether or not consecutive, the Series A Preferred Stock shareholder(s) have the right to elect two directors. The right to elect directors would end when full dividends have been paid for four consecutive dividend periods.

Mid Penn is currently exploring its options for the repayment and redemption of the Series A Preferred Stock including raising Tier 1 qualified replacement capital.

In furtherance thereof, on September 26, 2012, Mid Penn, commenced the sale of up to 5,000 shares of 7% Non-Cumulative, Non-Voting, Non-Convertible Perpetual Preferred Stock, Series B, par value $1.00 per share, at $1,000.00 per share for a maximum aggregate offering price of $5,000,000.00. There is no minimum offering amount but, unless waived by Mid Penn in its sole discretion, there is a minimum purchase requirement per subscriber of 50 shares for $50,000. Funds accompanying subscription agreements for the purchase of the shares will be placed in an escrow account at Mid Penn Bank until the conditions for release of subscribers’ funds from the escrow account to Mid Penn have been met in accordance with terms and conditions of the escrow account agreement between Mid Penn and Mid Penn Bank.

The shares are being offered pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of SEC Regulation D to Accredited Investors and up to 35 non-Accredited Investors who (either alone or with their purchaser representative) have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the offering. The shares sold will be restricted securities for purposes of the United States securities laws and cannot be transferred except under these laws.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$1,266	$1,132	$3,760	$3,191
Less: Dividends on preferred stock	(125)	(125)	(375)	(375)
Accretion of preferred stock discount	(3)	(3)	(10)	(10)

Net income available to common shareholders	$1,138	$1,004	$3,375	$2,806

Weighted average common shares outstanding	3,487,176	3,483,118	3,485,865	3,483,118
Basic earnings per common share	$0.33	$0.29	$0.97	$0.81

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to common shareholders	$1,138	$1,004	$3,375	$2,806
Weighted average number of common shares outstanding	3,487,176	3,483,118	3,485,865	3,483,118
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury under the Capital Repurchase Program	—	—	—	—

Adjusted weighted-average common shares outstanding	3,487,176	3,483,118	3,485,865	3,483,118
Diluted earnings per common share	$0.33	$0.29	$0.97	$0.81

As of September 30, 2012, Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

12.	Recent Accounting Pronouncements

There were no new accounting pronouncements affecting Mid Penn during the reporting periods.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2012, compared to year-end 2011, and the Results of Operations for the three and nine months ended September 30, 2012, compared to the same period in 2011.

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

Results of Operations

Overview

Net income available to common shareholders was $1,138,000, $0.33 per common share, for the quarter ended September 30, 2012, as compared to net income available to common shareholders of $1,004,000, or $0.29 per common share, for the quarter ended September 30, 2011, a 13.3% increase. During the nine months ended September 30, 2012, net income available to common shareholders was $3,375,000, or $0.97 per common share, versus $2,806,000, or $0.81 per common share for the same period in 2011, a 20.3% increase.

Net interest income increased $151,000, or 2.7%, to $5,770,000 for the quarter ended September 30, 2012 from $5,619,000 during the quarter ended September 30, 2011. Through the first nine months of 2012, net interest income increased $1,278,000, or 7.9%, to $17,470,000 from $16,192,000 during the same period in 2011. This increase has been spurred by a moderating cost of funds and increasing levels of average earning assets.

The provision for loan and lease losses in the third quarter of 2012 was $150,000, compared to $405,000 in the third quarter of 2011. During the nine months ended September 30, 2012, the provision for loan and lease losses was $675,000 compared to $1,155,000 for the nine months ended September 30, 2011.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders’ equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Return on average assets	0.72%	0.64%	0.71%	0.63%
Return on average equity	8.91%	8.69%	9.08%	8.53%

Total assets increased $8,121,000 to $723,504,000 at September 30, 2012, from $715,383,000 at December 31, 2011. This increase is mainly attributable to an increase in available for sale investment securities in response to a recent influx of public and non-profit entity deposits. Those deposits are a result of Mid Penn’s decision to expand its Cash Management offerings and attract a larger share of public and non-profit deposit dollars. In spite of this recent success, total deposits have decreased $4,031,000 from $634,055,000 at December 31, 2011 to $630,024,000 at September 30, 2012. Loan growth during the first nine months of 2012 was weak, increasing $494,000 from $482,717,000 at December 31, 2011 to $483,211,000 at September 30, 2012. Other liabilities increased $8,676,000 from $4,111,000 at December 31, 2011. This increase was the result of $9,369,000 in pending purchases of available for sale investment securities included on the balance sheet but not yet reaching their settlement date. In order to continue improving net interest margin within the current environment, Mid Penn has chosen to manage the balance sheet in such a way that loan and deposit growth in 2012 remain closely matched, and because of this strategy, asset growth has moderated in the first nine months of 2012.

Deposit growth has diminished, as noted above, during the first nine months of 2012. This allowed for a closer match between funding sources and funding uses, as well as reduced the balance of overnight funding, which has been advantageous from a net interest margin perspective. Numerous deposit repricing opportunities remain throughout 2012, which will continue to help improve cost of funds as well as overall net interest margin despite continued downward pressure on asset yields.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

For the three months ended September 30, 2012, Mid Penn’s taxable-equivalent net interest margin increased to 3.60%, from 3.48%, as compared to the three months ended September 30, 2011, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the three months ended September 30, 2012, decreased to $6,078,000 from $5,878,000 during the same three months of 2011, related to the increasing level of investment securities relative to loans in the composition of interest earning assets and the lack of significant growth in average earning assets, which increased 0.3% from the three months ended September 30, 2011 to the three months ended September 30, 2012.

For the nine months ended September 30, 2012, Mid Penn’s taxable-equivalent net interest margin increased to 3.65%, from 3.50%, as compared to the nine months ended September 30, 2011, driven primarily by a reduction in cost of supporting liabilities. Net interest income, on a taxable-equivalent basis, in the first nine months of 2012, increased to $18,386,000 from $16,969,000 in the first nine months of 2011, related to the changing composition of interest bearing liabilities and the growth in average earning assets, which increased 3.9% from September 30, 2011 to September 30, 2012.

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

During the first nine months of 2012, Mid Penn continued to experience a challenging economic and operating environment both on a national and local level. Given the current economic pressures that impact some borrowers, Mid Penn has contributed to the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the decrease in collateral values from December 31, 2011 to September 30, 2012. Mid Penn’s provision for loan and lease losses was $150,000 for the three months ended September 30, 2012, as compared to $405,000 for the three months ended September 30, 2011. During the nine months ended September 30, 2012, the provision for loan and lease losses was $675,000, as compared to $1,155,000 for the nine months ended September 30, 2011. For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $293,000, or 38.4%, during the third quarter of 2012 versus the third quarter of 2011. During the nine months ended September 30, 2012, noninterest income increased $499,000, or 22.4%, versus the same period in 2011. The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2012	2011	$ Variance	% Variance
Income from fiduciary activities	$128	$157	$(29)	-18.5%
Net gain on sales of investment securities	241	—	241	NA
Mortgage banking income	184	102	82	80.4%

(Dollars in Thousands)	Nine Months Ended September 30,
	2012	2011	$ Variance	% Variance
Income from fiduciary activities	$429	$367	$62	16.9%
Service charges on deposits	418	539	(121)	-22.4%
Net gain on sales of investment securities	267	—	267	NA
Mortgage banking income	443	305	138	45.2%
Other income	983	822	161	19.6%

Income from fiduciary activities decreased during the three months and increased during the nine months ended September 30, 2012 versus the same periods in 2011. These variances were the result of fluctuations in sales of third party mutual funds during 2012 versus 2011. Service

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

charges on deposits, primarily fees from insufficient funds, have decreased during the nine months ended September 30, 2012. During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds. In addition to this behavioral change, Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges on electronic transactions, which has resulted in a reduction in NSF revenue.

Mid Penn recognized investment security gains in the three and nine months ended September 30, 2012 as a result of efforts to position the portfolio to provide improved earnings and cash flow in support of future loan growth. Mortgage banking income has been robust during the three and nine months ended September 30, 2012. The reduction in both 15 and 30 year mortgage rates has incentivized qualified borrowers to refinance their present mortgages. Purchase activity has increased but is still weak versus pre-recession levels in spite of low financing rates and reduced home prices.

Other income increased due to the sale of Mid Penn’s Derry Street administrative location and increased revenue from merchant service revenue.

Noninterest Expenses

Noninterest expenses increased $548,000 or 12.1% during the third quarter of 2012, versus the same period in 2011. During the nine months ended September 30, 2012, noninterest expenses increased $1,525,000, or 11.5%, versus the same period in 2011. The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended September 30,
	2012	2011	$ Variance	% Variance
Salaries and employee benefits	$2,671	$2,390	$281	-11.8%
FDIC Assessment	301	225	76	-33.8%
Legal and professional fees	186	87	99	-113.8%
Other expenses	623	526	97	-18.4%

(Dollars in Thousands)	Nine Months Ended September 30,
	2012	2011	$ Variance	% Variance
Salaries and employee benefits	$7,886	$6,992	$894	-12.8%
FDIC Assessment	904	756	148	-19.6%
Legal and professional fees	431	315	116	-36.8%
Loss (gain) on sale/write-down of foreclosed assets	102	(32)	134	-418.8%
Other expenses	1,768	1,534	234	-15.3%

Salaries and employee benefits increased during the three and nine months ended September 30, 2012, primarily due to the increase in actual medical claims experienced from Mid Penn’s self-funded medical insurance plan. Also contributing to the increase was the hiring of experienced team members to add depth to the sales and support areas and bolster compliance functions of Mid Penn. FDIC assessments have increased during the three and nine months ended September 30, 2012 due to the growth in the asset base used in the computation. Legal and professional fees have increased during the three and nine months ended September 30, 2012. This increase is comprised primarily of fees associated with an examination and assessment of Mid Penn’s technology infrastructure as well as legal costs associated with a thorough exploration and examination of options and alternatives for exiting the Treasury’s Capital Purchase Program and capital enhancement and augmentation associated therewith. A negative variance during the nine months ended September 30, 2012 was the loss (gain) on sale/write-down of foreclosed assets. Real estate values for these distressed properties have declined, though their liquidation has been able to proceed in a more orderly manner. Other expenses increased during the three and nine months ended September 30, 2012, primarily due to a general increase in overall cost of services utilized.

Income Taxes

The provision for income taxes was $329,000 for the three months ended September 30, 2012, as compared to the provision for income taxes of $312,000 in the same period last year. The effective tax rate for the three months ended September 30, 2012, was 20.6% compared to 21.6% for the three months ended September 30, 2011. The provision for income taxes for the nine months ended September 30, 2012 was $994,000, as compared to $831,000 during the same period in 2011. The effective tax rate for the nine months ended September 30, 2012 was 20.9% compared to 20.7% for the nine months ended September 30, 2011. Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits. The realization of deferred tax assets is dependent on future earnings. We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Financial Condition

Loans

During the first nine months of 2012, Mid Penn experienced a slight increase in loans outstanding and has actually decreased slightly since September 30, 2011. Commercial real estate showed modest increases as requests from creditworthy borrowers have begun to increase. Balances in the other components of the loan portfolio have eroded through contractual payments and the refinancing of real estate secured debt by borrowers with equity in their properties. While loan demand has shown modest improvement, Mid Penn experienced weaker than normal loan demand during the first nine months of 2012 despite a desire to sensibly lend to support creditworthy existing and new customers in our marketplace.

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Commercial real estate, construction and land development	$252,129	52.2%	$249,204	51.6%
Commercial, industrial and agricultural	77,508	16.0%	78,655	16.3%
Real estate - residential	146,408	30.3%	146,847	30.4%
Consumer	7,166	1.5%	8,011	1.7%

	$483,211	100.0%	$482,717	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania. This region currently, and historically, has lower unemployment than the U.S. as a whole. This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends. At September 30, 2012, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 7.5% versus the seasonally adjusted national unemployment rate of 7.8%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first nine months of 2012, Mid Penn had net charge-offs of $1,008,000 compared to net charge-offs of $1,407,000 during the same period of 2011. Loans charged off during the first nine months of 2012 were comprised of 12 commercial real estate loans totaling $456,000. Five of these loans totaling $168,000 were to two borrowers with the remaining loans to unrelated borrowers. In addition, there were charge-offs for nine commercial loans to unrelated borrowers totaling $428,000, six residential real estate loans to unrelated borrowers totaling $174,000, one construction loan totaling $5,000, and three consumer loans to unrelated borrowers totaling $12,000. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the nine months ended September 30, 2012 and 2011 are summarized as follows:

Analysis of the Allowance for Loan and Lease Losses:
(Dollars in thousands)	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011

Average total loans outstanding (net of unearned income)	$484,418	$474,040
Period ending total loans outstanding (net of unearned income)	$483,211	$484,366

Balance, beginning of period	$6,772	$7,061

Loans charged off during period	(1,075)	(1,484)
Recoveries of loans previously charged off	67	77

Net chargeoffs	(1,008)	(1,407)

Provision for loan and lease losses	675	1,155

Balance, end of period	$6,439	$6,809

Ratio of net loans charged off to average loans outstanding (annualized)	0.28%	0.40%
Ratio of allowance for loan losses to net loans at end of period	1.33%	1.41%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

At September 30, 2012, total nonperforming loans amounted to $12,122,000, or 2.51% of loans and leases net of unearned income, as compared to levels of $12,371,000, or 2.56%, at December 31, 2011 and $11,988,000, or 2.47%, at September 30, 2011.

Schedule of Nonperforming Assets:
(Dollars in thousands)
	September 30, 2012	December 31, 2011	September 30, 2011
Nonperforming Assets:
Nonaccrual loans	$11,694	$11,800	$11,362
Loans renegotiated with borrowers	428	571	626

Total nonperforming loans	12,122	12,371	11,988

Foreclosed real estate	589	931	852

Total non-performing assets	12,711	13,302	12,840

Accruing loans 90 days or more past due	721	—	103

Total risk elements	$13,432	$13,302	$12,943

Nonperforming loans as a % of total loans outstanding	2.51%	2.56%	2.47%
Nonperforming assets as a % of total loans outstanding and other real estate	2.63%	2.76%	2.65%
Ratio of allowance for loan losses to nonperforming loans	53.12%	54.74%	56.80%

In the above table, loans renegotiated with borrowers represent Mid Penn’s accruing troubled debt restructured loans. Troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

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

Schedule of Partially Charged Off Loans:
(Dollars in thousands)
	September 30, 2012	December 31, 2011
Period ending total loans outstanding (net of unearned income)	$483,211	$482,717
Allowance for loan and lease losses	6,439	6,772
Total Nonperforming loans	12,122	12,371
Nonperforming and impaired loans with partial charge-offs	4,230	4,505

Ratio of nonperforming loans with partial charge-offs to total loans	0.88%	0.93%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	34.90%	36.42%

Coverage ratio net of nonperforming loans with partial charge-offs	81.59%	86.09%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	1.34%	1.42%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

As of September 30, 2012, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $10,976,000, deemed impaired. This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $3,380,000 for which specific allocations totaling $2,106,000 have been included within the loan loss reserve for these loans. The remaining $7,596,000 of loans requires no specific allocation within the loan loss reserve per Mid Penn Bank’s allowance for loan loss calculation methodology. The $10,976,000 pool of impaired loan relationships is comprised of $8,574,000 in real estate secured commercial relationships and $2,402,000 in business relationships. There are specific allocations against the real estate secured pool totaling $1,067,000, spread among eleven unrelated relationships; one large relationship accounts for $450,000 of the total pool attributed to this segment. The group of impaired business relationships with specific allocations is made up of six unaffiliated relationships primarily engaged in various forms of manufacturing and a specific allocation of $1,039,000 has been set aside against these credits. Five unrelated manufacturing relationships account for $191,000 of the specific allocations due to the negative effects of the economy on their businesses and the subsequent collateral devaluation. One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $848,000 of the total pool attributable to this segment. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,439,000 is adequate as of September 30, 2012.

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

Shareholders’ equity increased during the nine months ended September 30, 2012 by $3,504,000 or 6.6%, from December 31, 2011. Capital has been positively impacted in 2012 by positive earnings of $3,375,000, which offset the common dividend payment of $522,000.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios in its bank subsidiary as of September 30, 2012, and December 31, 2011, as follows:

(Dollars in thousands)	Capital Adequacy
	Actual:		Minimum Capital Required:		To Be Well-Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Tier 1 Capital (to Average Assets)	$53,215	7.6%	$27,952	4.0%	$34,941	5.0%
Tier 1 Capital (to Risk Weighted Assets)	53,215	10.9%	19,557	4.0%	29,336	6.0%
Total Capital (to Risk Weighted Assets)	59,332	12.1%	39,115	8.0%	48,893	10.0%

As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,265	7.1%	$28,326	4.0%	$35,408	5.0%
Tier 1 Capital (to Risk Weighted Assets)	50,265	10.4%	19,367	4.0%	29,051	6.0%
Total Capital (to Risk Weighted Assets)	56,327	11.6%	38,735	8.0%	48,419	10.0%

In June 2012, the Federal Reserve Bank, the FDIC and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules. These rules represent the most extensive changes to bank capital requirements in the recent past. The rules

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets). The rules are expected to go into effect on January 1, 2013. However, in some situations full compliance with the rules would not be required until January 1, 2019. Below is a summary:

Summary of proposed rules for capital

•	Revise the definition of regulatory capital components and related calculations, which would include conservative guidelines for determining whether an instrument could qualify as regulatory capital;

•	Add common equity tier 1 capital as a new regulatory capital component;

•	Increase the minimum tier 1 capital ratio requirement;

•

Create a capital conservation buffer that would limit payment of capital distributions and certain discretionary bonus payments to executive officers if the institution does not hold enough common equity tier 1 capital;

•	Provide for a transition period for several aspects of the rule; and

•	Incorporate the new and revised regulatory capital requirements into the Prompt Corrective Action rules.

Summary of proposed rules for risk-weighted assets

The proposal would expand the number of risk-weighted categories and increase the required capital for certain categories of assets, including higher-risk residential mortgages and higher-risk construction real estate loans. In addition, the rule would:

•	revise risk weights for residential mortgages based on LTV ratios and certain loan characteristics, assigning risk weights between 35% and 200%;

•	increase capital requirements for past-due loans from 100% to 150% and set the risk weight for high volatility commercial real estate loans at 150%; and

•	revise the risk-weighted percentage for unused commitments with an original maturity of one year or less from 0% to 20% unless the commitment is unconditionally cancelable by the bank.

The risk-weighted asset rule will apply to all U.S. banks and savings banks and almost all of their holding companies, although smaller, “non-complex” banking organizations will not need to comply with some of the rule’s requirements. The rule would be effective on January 1, 2015. Mid Penn is in the process of assessing the impact of these proposed changes on the regulatory ratios of Mid Penn Bank and Mid Penn.

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

Mid Penn is currently exploring its options for the repayment and redemption of the Series A Preferred Stock including raising Tier 1 qualified replacement capital.

In furtherance thereof, on September 26, 2012, Mid Penn, commenced the sale of up to 5,000 shares of 7% Non-Cumulative, Non-Voting, Non-Convertible Perpetual Preferred Stock, Series B, par value $1.00 per share, at $1,000.00 per share for a maximum aggregate offering price of $5,000,000.00. There is no minimum offering amount but, unless waived by Mid Penn in its sole discretion, there is a minimum purchase

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

requirement per subscriber of 50 shares for $50,000. Funds accompanying subscription agreements for the purchase of the shares will be placed in an escrow account at Mid Penn Bank until the conditions for release of subscribers’ funds from the escrow account to Mid Penn have been met in accordance with terms and conditions of the escrow account agreement between Mid Penn and Mid Penn Bank.

The shares are being offered pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of SEC Regulation D to Accredited Investors and up to 35 non-Accredited Investors who (either alone or with their purchaser representative) have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the offering. The shares sold will be restricted securities for purposes of the United States securities laws and cannot be transferred except under these laws.

MID PENN BANCORP, INC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2011, as reported in Mid Penn’s Form 10-K filed with the SEC on March 26, 2012.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2012, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended September 30, 2012, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

•

Exhibit 3(iii) – Statement with Respect to Shares for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 28, 2012.)

•	Exhibit 3(iv) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 30, 2010.)

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

Date: November 14, 2012

By	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date: November 14, 2012