Form 10-K
period 2012-12-31
MID PENN BANCORP INC
filed 2013-03-25
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

  (Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer       Accelerated Filer       Non-accelerated Filer       Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes       No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $10.95 per share, as reported by NASDAQ, on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $38,184,074.

As of February 15, 2013, the registrant had 3,489,684 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment.  At December 31, 2012,  Mid Penn had total consolidated assets of $705,200,000, total deposits of $625,461,000, and total shareholders’ equity of $52,220,000.

As of December 31, 2012,  Mid Penn Bancorp, Inc. did not own or lease any properties.  Mid Penn Bank owns or leases the banking offices as identified in Part I, Item 2.

All Mid Penn employees are employed by Mid Penn Bank.  At December 31, 2012, the Bank had 185 full-time and 19 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

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

Mid Penn’s primary business consists of attracting deposits and loans from its network of community banking offices operated by the Bank.  The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, installment loans, personal loans, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits.  Deposits of the Bank are insured by the Bank Insurance Fund of the FDIC to the maximum extent provided by law. In addition, the Bank provides a full range of trust and retail investment services.  The Bank also offers other services such as Internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

In addition, the Bank has a wholly-owned subsidiary, Mid Penn Insurance Services, LLC, which provides a wide range of personal and commercial insurance products.

Business Strategy

The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services.  These services are provided to small and middle-market businesses, high net worth individuals, and retail consumers through 14 full service banking facilities.  The  Bank seeks to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs.  Mid Penn believes that an emphasis on local relationship building and its conservative approach to lending are important factors in the success and growth of Mid Penn.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2012, the Bank’s highest concentration of credit is in Commercial Real Estate.  Most of the Bank’s business activity with customers was located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, western Schuylkill, and eastern Cumberland Counties.

Investment Activities

Mid Penn’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets than overnight funding alternatives, while maintaining asset quality, which provides the necessary balance sheet liquidity for Mid Penn.   Mid Penn does not have any significant concentrations within investment securities.

Mid Penn’s entire portfolio of investment securities is considered available for sale.  As such, the investments are recorded on the balance sheet at fair value.  Mid Penn’s investments include US Treasury, agency and municipal securities that are given a market price relative to investments of the same type with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of existing securities will change.  This difference in value, or unrealized gain, amounted to $3,685,000, as of December 31, 2012.  A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no loss to the Bank.

For additional information with respect to Mid Penn’s business activities, see Part II, Item 7 of this report, which is incorporated herein by reference.

Sources of Funds

The Bank primarily uses deposits and borrowings to finance lending and investment activities.  Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh and overnight borrowings from the Bank’s customers and correspondent banks.  All borrowings, except for lines of credit with the Bank’s correspondent banks, require collateral in the form of loans or securities.  Collateral levels, therefore, limit borrowings and the available lines of credit extended by the Bank’s creditors.  As a result, deposits remain critical to the future funding and growth of the business.  Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies.  This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

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

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both Federal and state laws.  The regulation and supervision of Mid Penn and the Bank are designed primarily for the protection of depositors, the Deposit Insurance Fund, and the monetary system, and not Mid Penn or its shareholders.  Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders.  If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated.

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank.  Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission and the Federal Reserve Board, and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (“FDIC”).   The following descriptions of and references to applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on Mid Penn or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

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

Bank Regulation

The Bank, a Pennsylvania-chartered institution, is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC.  The deposits of the Bank are insured by the FDIC to the extent provided by law.  The FDIC assesses deposit insurance premiums the amount of which may, in the future, depend in part on the condition of the Bank. Moreover, the FDIC may terminate deposit insurance of the Bank under certain circumstances.  The Bank regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions is met.  In addition, the Bank is subject to a variety of local, state and federal laws that affect its operations.

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

MID PENN BANCORP, INC.

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

Deposit Insurance

The FDIC insures deposits of the Bank through the Deposit Insurance Fund (“DIF”). The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon a variety of factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC insures deposits up to $250,000.  The Bank pays an insurance premium into the DIF based on the quarterly average daily deposit liabilities net of certain exclusions.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution.  Finally, certain risk multipliers may be applied to the adjusted assessment.  In 2009, the FDIC increased the amount assessed from financial institutions by increasing its risk-based deposit insurance assessment scale.  The quarterly annualized assessment scale for 2009 ranged from twelve basis points of assessable deposits for the strongest institutions to 77.5 basis points for the weakest.

On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution.  Consequently, Mid Penn’s prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $2,719,000 at December 31, 2009.  At December 31, 2010, 2011, and 2012 the prepaid asset was $1,878,000,  $871,000, and $12,000, respectively.

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

Proposed Regulatory Capital Changes

In June 2012, the Federal Reserve Bank, the FDIC and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules.  These rules represent the most extensive changes to bank capital requirements in the recent past.  The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets).  The implementation of the rules has been delayed several times and it is uncertain when they will go into effect at this time. Below is a summary:

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

MID PENN BANCORP, INC.

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

The risk-weighted asset rule will apply to all U.S. banks and savings banks and almost all of their holding companies, although smaller, “non-complex” banking organizations will not need to comply with some of the rule’s requirements.  The Corporation is in the process of assessing the impact of these proposed changes on the regulatory ratios of the Corporation and the Bank on the capital, operations, liquidity and earnings of the Corporation and Bank.

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

MID PENN BANCORP, INC.

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

JOBS ACT

On April 5, 2012, President Obama signed the Jumpstart Our Business Startups Act (the “JOBS Act”) into law. The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

MID PENN BANCORP, INC.

•	raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holdings companies from 500 to 2,000 holders of record;
•	raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record;
•	raising the limit for Regulation A offerings from $5 million to $50 million per year and exempting some Regulation A offerings from state blue sky laws;
•	permitting advertising and general solicitation in Rule 506 and Rule 144A offerings;
•	allowing private companies to use "crowdfunding" to raise up to $1 million in any 12-month period, subject to certain conditions; and
•

creating a new category of issuer, called an "Emerging Growth Company," for companies with less than $1 billion in annual gross revenue, which will benefit from certain changes that reduce the cost and burden of carrying out an equity IPO and complying with public company reporting obligations for up to five years.

While the JOBS Act is not expected to have any immediate application to the Corporation, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

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

Effects of Government Policy and Potential Changes in Regulation

Changes in regulations applicable to Mid Penn or the Bank, or shifts in monetary or other government policies, could have a material effect on our business. Mid Penn’s and the Bank’s business is also affected by the state of the financial services industry in general.  As a result of legal and industry changes, management believes that the industry will continue to experience an increased rate of change as the financial services industry strives for greater product offerings, market share and economies of scale.

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

Mid Penn’s headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061, and its telephone number is 1-866-642-7736.   Mid Penn’s Internet address is midpennbank.com. Mid Penn makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission. Mid Penn has adopted a Code of Ethics that applies to all employees.  This document is also available on Mid Penn’s website.  The information included on our website is not a part of this document.

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

Mid Penn is  subject to  lending risk

As of December 31, 2012, approximately 70.0% of Mid Penn’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans.  Because Mid Penn’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

Mid Penn’s allowance for possible loan and lease losses may be  insufficient

Mid Penn maintains an allowance for possible loan and lease losses, which is a reserve established through provisions for possible losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for possible loan and lease losses inherently involves a high degree of subjectivity and requires Mid Penn to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem

MID PENN BANCORP, INC.

credits and other factors, both within and outside of Mid Penn’s control, may require an increase in the allowance.  In addition, bank regulatory agencies periodically review Mid Penn’s allowance for possible loan and lease losses and may require an increase in the provision for possible loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance, Mid Penn may need additional provisions to increase the allowance for possible loan and lease losses.  Any increases in the allowance will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

We have 5,000 shares of Series B Preferred Stock outstanding which have preference over the common stock as to dividends and liquidation distributions, among other preferential rights

As of the date hereof, we have issued and outstanding 5,000 shares of 7% Non-Cumulative, Non-Voting, Non-Convertible Perpetual Preferred Stock, Series B, par value $1.00 per share (the “Series B Preferred Stock”). The Series B Preferred Stock affords holders a preference to assets upon liquidation and an annual dividend which rights impact the outstanding shares of common stock.    The Preferred Stock's right to annual dividends makes less likely the possibility that we will declare dividends on the common stock. In the event of a liquidation of the Corporation's assets, holders of Series B Preferred Stock will have a right to receive as a liquidation payment any remaining assets of the Corporation prior to any distributions to holders of the common stock and the holders of the Series B Preferred Stock may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights.

The Basel III capital requirements may require us to maintain higher levels of capital, which could reduce our profitability

If adopted as proposed, Basel III targets higher levels of base capital, certain capital buffers and a migration toward common equity as the key source of regulatory capital. Although the new capital requirements are phased in over the next decade and may change substantially before final implementation, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards. If Mid Penn is required to maintain higher levels of capital, Mid Penn may have fewer opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to Mid Penn and adversely impact our financial condition and results of operations.

Future credit downgrades of the United States Government due to issues relating to debt and the deficit may adversely affect the Mid Penn

As a result of failure of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade.  The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which Mid Penn invests and receives lines of credit on negative watch and a downgrade of the United State’s credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded. The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on Mid Penn’s financial condition and results of operations.

MID PENN BANCORP, INC.

A breach of information security could negatively affect our earnings

Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet. While to date we have not been subject to cyber attacks or other cyber incidents, we cannot be certain all our systems are entirely free from vulnerability to attack, despite safeguards we have instituted. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. Disruptions to our vendors’ systems may arise from events that are wholly or partially beyond our vendors’ control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third party vendors have instituted, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse affect on the value of our common stock.

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

Mid Penn’s profitability depends significantly on economic conditions in central Pennsylvania

Mid Penn’s success is dependent to a significant degree on economic conditions in central Pennsylvania, especially in Dauphin, lower Northumberland, western Schuylkill and eastern Cumberland Counties, which Mid Penn defines as our primary market. The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Central Pennsylvania area could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure you that adverse changes in the local economy would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

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

MID PENN BANCORP, INC.

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

Prior levels of market volatility were unprecedented and future volatility may have materially adverse effects on our liquidity and financial condition

In the recent past, the capital and credit markets experienced extreme volatility and disruption for more than two years.  In some cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength.  If the such levels of market disruption and volatility return, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition, and profitability.

Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earning.

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

Pennsylvania Business Corporation Law and various anti-takeover provisions under our articles and bylaws could impede the takeover of Mid Penn

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire Mid Penn, even if the acquisition would be advantageous to shareholders. In addition, we have various anti-takeover measures in place under our articles of

MID PENN BANCORP, INC.

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

Mid Penn may need to or be required to raise additional capital in the future, and capital may not be available when needed and on terms favorable to current shareholders

Federal banking regulators require Mid Penn and its subsidiary bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation, and banking regulatory agencies.  In addition, capital levels are also determined by Mid Penn’s management and board of directors based on capital levels that they believe are necessary to support Mid Penn’s business operations.

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

Mid Penn’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance.  Accordingly, Mid Penn cannot be certain of its ability to raise additional capital on acceptable terms and acceptable time frames or to raise additional capital at all.  If Mid Penn cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect Mid Penn’s financial condition and results of operations.

Mid Penn’s profitability depends significantly on the economic conditions in the Commonwealth of Pennsylvania and the local region in which it does business

Mid Penn’s profitability depends primarily on the general economic conditions of the Commonwealth of Pennsylvania and the specific markets in which Mid Penn operates.  Unlike larger national or other regional banks that are more geographically diversified, Mid Penn provides banking and financial services to customers primarily in south central Pennsylvania.  The local economic conditions in this area has a significant impact on the demand for Mid Penn’s products and services, as well as the ability of Mid Penn’s customers to repay loans, the value of collateral securing loans, and the stability of Mid Penn’s deposit funding sources.  A significant decline in general economic conditions caused by inflation, recession, unemployment, changes in securities markets, or other factors could impact these local economic conditions and, consequently, have a material adverse effect on Mid Penn’s financial condition and results of operation.

If we conclude that the decline in the value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down these securities to their fair value.  Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

Mid Penn’s financial performance may suffer if its information technology is unable to keep pace with its growth or industry developments

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

Property Location	Description of Property	Property Location	Description of Property
Millersburg		Lykens Office
349 Union Street	Main Office &	550 Main Street	Branch Office
Millersburg, PA 17061	Branch Office	Lykens, PA 17048

Elizabethville Office		Allentown Boulevard Office
4642 State Route 209	Branch Office	5500 Allentown Boulevard	Branch Office
Elizabethville, PA 17023		Harrisburg, PA 17112

Dalmatia Office		Market Square Office
132 School House Road	Branch Office	17 N. Second Street	Branch Office
Dalmatia, PA 17017		Harrisburg, PA 17101

Carlisle Pike Office		Steelton Office
4622 Carlisle Pike	Branch Office	51 South Front Street	Branch Office
Mechanicsburg, PA 17050		Steelton, PA 17113

Derry Street Office		Middletown Office
4509 Derry Street	Branch Office	1100 Spring Garden Drive	Branch Office
Harrisburg, PA 17111		Middletown, PA 17057

Front Street Office		Camp Hill Office
2615 North Front Street	Branch Office	2101 Market Street	Branch Office
Harrisburg, PA 17110		Camp Hill, PA 17011

Tower City Office		Operations Center
545 East Grand Avenue	Branch Office	894 N. River Road	Operations Center
Tower City, PA 17980		Halifax, PA 17032

Dauphin Office 1001 Peters Mountain Road	Branch Office	Derry Street Loan Administrative Operations	Administrative Office
Dauphin, PA 17018		4099 Derry Street
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

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2012	$11.43	$6.09	$0.05
June 30, 2012	11.50	9.45	0.05
September 30, 2012	10.95	8.97	0.05
December 31, 2012	11.19	9.75	0.10

March 31, 2011	$12.33	$7.10	$0.05
June 30, 2011	9.75	8.10	0.05
September 30, 2011	8.97	7.20	0.05
December 31, 2011	8.50	6.60	0.05

Transfer Agent:  Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016.  Phone:  1-800-368-5948.

Number of Shareholders:  As of February 15, 2013, there were approximately 1,462 shareholders of record of Mid Penn’s common stock.

Dividends:  Cash dividends of $0.25 and $0.20 were paid in 2012 and 2011, respectively.  There were no cash dividends paid during 2010.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn will be held at 10:00 a.m. on Tuesday, May 7, 2013, at 349 Union Street, Millersburg, Pennsylvania.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website: midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

		Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Mid Penn Bancorp, Inc.	100.00	80.64	40.79	29.73	30.61	46.60
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
Mid-Atlantic Custom Peer Group*	100.00	78.25	74.51	82.19	82.68	95.49

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B as of 9/30/2012.

Source : SNL Financial LC, Charlottesville, VA
© 2013
www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is attached to this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.    SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)

	2012	2011	2010	2009	2008
INCOME:
Total Interest Income	$30,366	$31,545	$30,148	$31,336	$31,856
Total Interest Expense	7,125	9,522	10,642	13,304	14,890
Net Interest Income	23,241	22,023	19,506	18,032	16,966
Provision for Loan and Lease Losses	1,036	1,205	2,635	9,520	1,230
Noninterest Income	3,683	2,996	3,414	3,656	3,682
Noninterest Expense	19,693	18,048	17,121	16,671	14,726
Income (Loss) Before Provision for (Benefit from)
Income Taxes	6,195	5,766	3,164	(4,503)	4,692
Provision for (Benefit from) Income Taxes	1,244	1,223	416	(2,208)	1,104
Net Income (Loss)	4,951	4,543	2,748	(2,295)	3,588
Preferred Stock Dividends and Discount Accretion	514	514	514	514	16
Net Income (Loss) Available to Common Shareholders	4,437	4,029	2,234	(2,809)	3,572

COMMON STOCK DATA PER SHARE:
Earnings (Loss) Per Common Share (Basic)	$1.27	$1.16	$0.64	$(0.81)	$1.03
Earnings (Loss) Per Common Share (Fully Diluted)	1.27	1.16	0.64	(0.81)	1.03
Cash Dividends	0.25	0.20	-	0.52	0.80
Book Value Per Common Share	13.57	12.47	10.98	10.55	11.75
Tangible Book Value Per Common Share	13.19	12.10	10.58	10.15	11.34

AVERAGE SHARES OUTSTANDING (BASIC)	3,486,543	3,481,414	3,479,780	3,479,780	3,483,097
AVERAGE SHARES OUTSTANDING (FULLY DILUTED)	3,486,543	3,481,414	3,479,780	3,479,780	3,483,153

AT YEAR-END:
Investments	$154,295	$159,043	$70,702	$47,345	$52,739
Loans and Leases, Net of Unearned Discount	484,220	482,717	467,735	480,385	434,643
Allowance for Loan and Lease Losses	5,509	6,772	7,061	7,686	5,505
Total Assets	705,200	715,383	637,457	606,010	572,999
Total Deposits	625,461	634,055	554,982	500,015	436,824
Short-term Borrowings	-	-	1,561	16,044	23,977
Long-term Debt	22,510	22,701	27,883	38,057	55,223
Shareholders' Equity	52,220	53,452	48,201	46,704	50,890

RATIOS:
Return on Average Assets	0.69%	0.66%	0.44%	-0.39%	0.67%
Return on Average Shareholders' Equity	8.78%	8.96%	5.71%	-4.43%	8.87%
Cash Dividend Payout Ratio	19.69%	17.24%	0.00%	-64.20%	77.67%
Allowance for Loan and Lease Losses to
Loans and Leases	1.14%	1.40%	1.51%	1.60%	1.27%
Average Shareholders' Equity to
Average Assets	7.98%	7.37%	7.73%	8.88%	7.55%

MID PENN BANCORP, INC.Management’s Discussion and Analysis

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

·	The effects of economic deterioration on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
·	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
·	The effects of the failure of the federal government to reach a deal to raise the debt ceiling or avoid sequester, and the negative results on economic or business conditions resulting therefrom;
·	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
·

The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

·

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

·	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
·	Technological changes;
·	Acquisitions and integration of acquired businesses;
·	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
·	Acts of war or terrorism;
·	Volatilities in the securities markets; and
·	Deteriorating economic conditions.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

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

Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2012.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.

Financial Summary

The consolidated earnings of Mid Penn are derived primarily from the operations of its wholly owned subsidiary, Mid Penn Bank.

2012 versus 2011

Mid Penn recorded net income available to common shareholders of $4,437,000 for the year 2012, compared to $4,029,000 in 2011, which was an increase of $408,000 or 10.1%.  This represents net income in 2012 of $1.27 per common share compared to $1.16 per common share in 2011.

Total assets of Mid Penn contracted in 2012, falling to $705,200,000, a decrease of $10,183,000, or 1.4% from $715,383,000 at year-end 2011.  The majority of asset contraction came from a decrease in investments, which fell to $154,295,000 or 3.0% from $159,043,000 at the end of 2011.  Federal funds sold also decreased, falling $3,439,000 or 53.4% from $6,439,000 at the end of 2011.  These asset reductions were used to offset a reduction in deposits, which decreased 1.4% to $625,461,000 from $634,055,000 at year-end 2011.  This deposit decrease was the result of the maturity of a $10,000,000 brokered certificate of deposit early in 2012.

The continued soft economy was the major contributor to modest loan growth during 2012.  Loan balances increased 0.3% to $484,220,000 from $482,717,000 in 2011.  Mid Penn experienced weak loan demand during 2012 despite a desire to sensibly lend to support creditworthy existing and new customers in the marketplace.  Adding additional strain to weakened demand was the increase in unscheduled payoffs of large loans within the portfolio.  The continued low interest rate environment and weak economy has increased the competitive pressure from other lending institutions to attract borrowers from other institutions as well as incenting borrowers to use surplus cash reserves to pay down debt rather than expand their operations.

Mid Penn’s return on average shareholders’ equity, (ROE), a widely recognized performance indicator in the financial industry, was 8.78% in 2012 and 8.96% in 2011.  Return on average assets (ROA), another performance indicator, was 0.69% in 2012 and 0.66% in 2011.

Mid Penn’s performance during 2012 was a solid improvement over the results reported in 2011.  This improvement was the result of reduced provision for loan and lease losses, improving cost of funds, consistent management of controllable expenses, and growth in noninterest income sources throughout 2012.

Net charge-offs increased from $1,494,000 in 2011 to $2,299,000 during 2012.  Despite the increase in net charge-offs from 2011, Mid Penn was able to reduce provision for loan and lease losses from $1,205,000 in 2011 to $1,036,000 in 2012.  This stemmed from the fact that $1,499,000 of the net charge-offs during 2012 had a previously recorded balance included in the allowance for loan and lease losses.  As Mid Penn continues to work to resolve the elevated levels of nonperforming loans, the relationship between net charge-offs and provision for loan and lease losses may continue to have a more tenuous link.  Further discussion of these issues can be found in the Provision for Loan and Lease Losses section below.

Net interest margin improved to 3.63% in 2012 from 3.52% in 2011.  This improvement was driven by a 48 basis point improvement in the rate on supporting liabilities from 1.68% in 2011 to 1.20% in 2012.  This improvement allowed average interest spread to increase to 3.49% from 3.29% in 2011 and net interest income on a tax equivalent basis to increase from $23,094,000 in 2011 to $24,494,000 in 2012. This increase was achieved in spite of the substantial pool of nonperforming loans being carried on the balance sheet.  The amount of interest income lost on this pool of troubled loans in 2012 amounted to $2,974,000.  Further discussion of net interest margin can be found in the Net Interest Income section below.

In addition to the interest lost on nonperforming loans, this pool of troubled assets increases Mid Penn’s costs associated with the management and collection of this pool of assets.  During 2012, the expenses associated with the increased collection and management efforts on troubled

MID PENN BANCORP, INC.Management’s Discussion and Analysis

assets were $369,000 as compared to $299,000 in 2011.  These expenses remain at historically high levels as Mid Penn resolves problems associated with the pool of troubled assets.

Mid Penn’s fundamental operating performance in 2012 was sound despite these issues and the general economic conditions experienced by the banking industry as a whole.

The Bank’s tier one capital (to risk weighted assets) of $48,764,000, or 10.0%, and total capital (to risk weighted assets) of $54,363,000, or 11.1%, at December 31, 2012, are above the regulatory requirements.  Tier one capital consists primarily of the Bank’s shareholders' equity and any qualifying preferred stock. Total capital also includes qualifying subordinated debt, if any, and the allowance for loan and lease losses, within permitted limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

2011 versus 2010

Mid Penn recorded net income available to common shareholders of $4,029,000 for the year 2011, compared to $2,234,000 in 2010, which was an increase of $1,795,000 or 80.3%.  This represents net income in 2011 of $1.16 per common share compared to $0.64 per common share in 2010.

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

Mid Penn’s return on average shareholders’ equity, (ROE), a widely recognized performance indicator in the financial industry, was 8.96% in 2011 and 5.71% in 2010.  Return on average assets (ROA), another performance indicator, was 0.66% in 2011 and 0.44% in 2010.

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

Net interest margin improved to 3.52% in 2011 from 3.47% in 2010.  This improvement was driven by a 40 basis point improvement in the rate on supporting liabilities from 2.08% in 2010 to 1.68% in 2011.  This improvement allowed average interest spread to increase to 3.29% from 3.20% in 2010 and net interest income on a tax equivalent basis to increase from $20,468,000 in 2010 to $23,094,000 in 2011. This increase was achieved in spite of the substantial pool of nonperforming loans being carried on the balance sheet.  The amount of interest income lost on this pool of troubled loans in 2011 amounted to $1,942,000.  Further discussion of net interest margin can be found in the Net Interest Income section below.

FDIC insurance premiums increased in 2011 from 2010 and this expense remains at historically high levels as the FDIC continues its efforts to restore the Deposit Insurance Fund and keep it solvent to handle future bank failures should they occur.  In addition to high deposit insurance premiums, the increasing regulatory and compliance burden necessitated the hiring of a dedicated compliance officer in 2010 to ensure Mid Penn’s continued compliance with current and anticipated future regulatory changes.  This hiring was followed in 2011 with the addition of three additional positions dedicated to compliance with the Bank Secrecy Act, U.S. Patriot Act, and general regulatory compliance.  Mid Penn was negatively impacted by recent regulatory changes governing overdraft charges, which has resulted in a reduction in NSF revenue of $435,000 during 2011.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

The Bank’s tier one capital (to risk weighted assets) of $50,265,000 or 10.4% and total capital (to risk weighted assets) of $56,327,000 or 11.6% at December 31, 2011, are above the regulatory requirements.  Tier one capital consists primarily of the Bank’s shareholders' equity and any qualifying preferred stock. Total capital also includes qualifying subordinated debt, if any, and the allowance for loan and lease losses, within permitted limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Net Interest Income

Net interest income, Mid Penn's primary source of revenue, represents the difference between interest income and interest expense.  Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)
	December 31, 2012			December 31, 2011			December 31, 2010
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS:
Interest Earning Balances	$26,092	$236	0.90%	$50,458	$520	1.03%	$45,244	$818	1.81%
Investment Securities:
Taxable	99,906	1,154	1.16%	81,017	1,632	2.01%	31,981	800	2.50%
Tax-Exempt	55,033	2,609	4.74%	35,238	2,015	5.72%	26,254	1,679	6.40%
Total Securities	154,939			116,255			58,235
Federal Funds Sold	6,197	16	0.26%	9,922	25	0.25%	9,222	25	0.27%
Loans and Leases, Net	483,977	27,599	5.70%	475,677	28,424	5.98%	472,582	27,788	5.88%
Restricted Investment
in Bank Stocks	2,772	5	0.18%	3,441	-	0.00%	3,995	-	0.00%
Total Earning Assets	673,977	31,619	4.69%	655,753	32,616	4.97%	589,278	31,110	5.28%
Cash and Due from Banks	8,057			7,941			7,466
Other Assets	24,422			24,756			26,330
Total Assets	$706,456			$688,450			$623,074
LIABILITIES &
SHAREHOLDERS' EQUITY:
Interest Bearing Deposits:
NOW	$126,171	458	0.36%	$57,342	144	0.25%	$48,024	69	0.14%
Money Market	236,434	1,992	0.84%	248,615	2,992	1.20%	163,415	2,357	1.44%
Savings	28,632	14	0.05%	27,801	15	0.05%	26,585	16	0.06%
Time	180,356	3,683	2.04%	209,574	5,358	2.56%	239,761	6,877	2.87%
Short-term Borrowings	1,044	3	0.29%	803	4	0.50%	3,798	18	0.47%
Long-term Debt	22,605	975	4.31%	23,394	1,009	4.31%	28,860	1,305	4.52%
Total Interest
Bearing Liabilities	595,242	7,125	1.20%	567,529	9,522	1.68%	510,443	10,642	2.08%
Demand Deposits	47,670			63,484			58,480
Other Liabilities	7,184			6,722			6,010
Shareholders' Equity	56,360			50,715			48,141
Total Liabilities and
Shareholders' Equity	$706,456			$688,450			$623,074
Net Interest Income		$24,494			$23,094			$20,468

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			4.69%			4.97%			5.28%
Rate on Supporting Liabilities			1.20%			1.68%			2.08%
Average Interest Spread			3.49%			3.29%			3.20%
Net Interest Margin			3.63%			3.52%			3.47%

Interest and average rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.

Loan fees of $1,148,000, $635,000, and $710,000 are included with interest income in Table 1 for the years 2012, 2011 and 2010, respectively.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Dollars in thousands)	2012 Compared to 2011			2011 Compared to 2010
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
Taxable Equivalent Basis	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(251)	$(33)	$(284)	$94	$(392)	$(298)
Investment Securities:
Taxable	380	(858)	(478)	1,227	(395)	832
Tax-Exempt	1,132	(538)	594	575	(239)	336
Total Investment Securities	1,512	(1,396)	116	1,801	(633)	1,168

Federal Funds Sold	(9)	-	(9)	2	(2)	-
Loans and Leases, Net	496	(1,321)	(825)	186	450	636
Restricted Investment Bank Stocks	-	5	5	-	-	-
Total Interest Income	1,748	(2,745)	(997)	2,083	(577)	1,506

INTEREST EXPENSE:
Interest Bearing Deposits:
NOW	173	141	314	13	62	75
Money Market	(147)	(853)	(1,000)	1,229	(594)	635
Savings	-	(1)	(1)	1	(2)	(1)
Time	(747)	(928)	(1,675)	(866)	(653)	(1,519)
Total Interest Bearing Deposits	(721)	(1,642)	(2,362)	376	(1,186)	(810)

Short-term Borrowings	1	(2)	(1)	(14)	-	(14)
Long-term Debt	(34)	-	(34)	(247)	(49)	(296)
Total Interest Expense	(754)	(1,644)	(2,397)	115	(1,235)	(1,120)

NET INTEREST INCOME	$2,502	$(1,102)	$1,400	$1,968	$658	$2,626

The effect of changing volume and rate has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

During 2012, net interest income increased $1,400,000, or 6.1%, as compared to an increase of $2,626,000, or 12.8%, in 2011.  The average balances, effective interest differential, and interest yields for the years ended December 31, 2012, 2011, and 2010 and the components of net interest income, are presented in Table 1.  A comparative presentation of the changes in net interest income for 2012 compared to 2011, and 2011 compared to 2010, is provided in Table 2.  This analysis indicates the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets decreased to 4.69% in 2012 from 4.97% in 2011.  The yield on earning assets for 2010 was 5.28%.  The change in the yield on earning assets was due primarily to changes in market interest rates and extreme rate competition within our market.  The average “prime rate” for 2012, 2011, and 2010 was 3.25%.  The yield on earning assets is also negatively impacted by the loss of interest on nonperforming loans.  During 2012, this loss of interest amounted to $2,974,000.  Had this interest been included in Mid Penn’s earnings, the yield on earning assets would have increased by 44 basis points.

Interest expense decreased by $2,397,000, or 25.2%, in 2012 as compared to a decrease of $1,120,000, or 10.5%, in 2011.  The cost of interest bearing liabilities decreased to 1.20% in 2012 from 1.68% in 2011.  The cost of interest bearing liabilities for 2010 was 2.08%.  The reduction in cost of interest bearing liabilities was due to changes in market interest rates and Mid Penn’s ability to reduce the rates on Money Market accounts and Certificates of Deposit.

Net interest margin, on a tax equivalent basis was 3.63% in 2012 compared to 3.52% in 2011 and 3.47% in 2010.  The interest rate impact of earning assets and funding sources due to changes in interest rates can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in the simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank.  Management continues to monitor the net interest margin closely.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

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

During 2012, Mid Penn continued to experience a challenging economic and operating environment.  Given the economic pressures that impact some borrowers, Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the risk characteristics of the loan and lease portfolio and shifting collateral values from December 31, 2011 to December 31, 2012.  For the year ended December 31, 2012, the provision for loan and lease losses was $1,036,000, as compared to $1,205,000 for the year ended December 31, 2011.

For the year ended December 31, 2012, Mid Penn had net charge-offs of $2,299,000 compared to net charge-offs of $1,494,000 during the year ended December 31, 2011.  Loans charged off during 2012 were comprised of fifteen commercial real estate loans totaling $499,000.  Eight of these loans totaling $218,000 were to three borrowers with the remaining loans to unrelated borrowers.  In addition, there were charge-offs for ten commercial and industrial loans to unrelated borrowers totaling $834,000, six residential real estate loans to unrelated borrowers totaling $195,000, and four home equity loans to unrelated borrowers representing $268,000 of the total charged off during 2012.  The remaining $592,000 was comprised of various consumer loans to unrelated borrowers with the majority belonging to one loan for $578,000.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Following its model for loan and lease loss allowance adequacy, management recorded a $1,036,000 provision in 2012, as well as a provision of $1,205,000 in 2011, and $2,635,000 in 2010.  The allowance for loan and lease losses as a percentage of total loans was 1.14% at December 31, 2012, compared to 1.40% at December 31, 2011 and 1.51% at December 31, 2010.  Several factors contributed to this reduction.  First, the growth in the loan portfolio was very modest.  This modest growth did not have a material impact on the amount of required reserves within the allowance for loan and lease losses from qualitative or quantitative factors.  Secondly, while total risk elements within the loan portfolio remained virtually unchanged from 2011 to 2012, their composition within the allowance computation model changed significantly.  Loans internally classified as special mention fell from $11,029,000 at December 31, 2011 to $7,916,000 at December 31, 2012, or a reduction of $3,113,000.  Loans internally classified as substandard but not impaired increased $943,000 from $9,783,000 at December 31, 2011 to $10,726,000 at December 31, 2012.  Additionally during 2012, the historic loss experience within these segments of the portfolio migrated downward as high levels of activity during 2009 rolled out of the calculation and were replaced by more current experience.  The combination of the shifting balances and migrating loss experience resulted in a reduction of $745,000 in required balances in the allowance for loan and lease losses.  Finally, total impaired loans fell from $10,926,000 at December 31, 2011 to $9,744,000 at December 31, 2012, a reduction of $1,182,000.  Specific reserves required on these impaired loans fell from $1,846,000 at December 31, 2011 to $1,383,000 at December 31, 2012, a reduction of $463,000.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010	2009	2008
Balance, beginning of year	$6,772	$7,061	$7,686	$5,505	$4,790
Loans and leases charged off:
Commercial real estate, construction
and land development	499	545	1,413	2,841	384
Commercial, industrial and agricultural	834	546	787	4,158	70
Real estate - residential	195	310	858	115	-
Consumer	860	142	146	209	188
Leases	-	44	230	108	5
Total loans and leases charged off	2,388	1,587	3,434	7,431	647

Recoveries on loans and leases previously
charged off:
Commercial real estate, construction
and land development	15	26	21	-	1
Commercial, industrial and agricultural	31	10	3	16	20
Real estate - residential	-	19	70	-	-
Consumer	43	32	80	76	111
Leases	-	6	-	-	-
Total loans and leases recovered	89	93	174	92	132

Net charge-offs	2,299	1,494	3,260	7,339	515
Provision for loan and lease losses	1,036	1,205	2,635	9,520	1,230
Balance, end of year	$5,509	$6,772	$7,061	$7,686	$5,505

	Years ended December 31,
	2012	2011	2010	2009	2008
Ratio of net charge-offs during the year
to average loans and leases outstanding during
the year, net of unearned discount	0.48%	0.31%	0.69%	1.58%	0.13%

Allowance for loan and lease losses as a percentage
of total loans and leases at December 31	1.14%	1.40%	1.51%	1.60%	1.27%

Allowance for loan and lease losses as a percentage
of non-performing assets at December 31	42.05%	50.91%	35.05%	48.33%	96.92%

Noninterest Income

2012 versus 2011

Income from fiduciary activities for 2012 was $575,000, a $36,000, or 6.7%, increase from $539,000 in 2011.  This revenue source is comprised of fees generated by Mid Penn’s Trust department and fees from the sale of third-party mutual funds and annuities to the Bank’s retail and commercial customers.  Fees from third-party mutual fund and annuity sales were $389,000 in 2012 and $354,000 in 2011.

Service charges on deposit accounts amounted to $565,000 for 2012, a decrease of $139,000, or 19.7%, compared to $704,000 for 2011.  The decrease in service charges in 2012 occurred in spite of general growth in transaction accounts during 2012.  During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds.  In addition to this behavioral change, Mid Penn was negatively impacted by regulatory changes contained in the Dodd-Frank Act governing overdraft charges, which has resulted in a reduction in NSF revenue.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Mid Penn recognized gains on sale of investment securities in 2012 of $267,000 as a result of efforts to position the portfolio to provide improved earnings and cash flow in support of future loan growth.

Mortgage banking income remained robust during the year ended December 31, 2012.  Historically low long-term mortgage rates triggered a wave of refinancing and increasing purchase activity, generating robust fee income from this line of business.  Mortgage banking income for 2012 was $675,000, an increase of $285,000, or 73.1%, over $390,000 in 2011.

Merchant services revenue increased to $256,000 in 2012, an increase of $91,000, or 55.2%, compared to $165,000 for 2011.  During 2012, Mid Penn successfully renegotiated the revenue sharing contract with its vendor, significantly augmenting the revenue stream.  Sales efforts in this area were also very positive in 2012, adding to the enhanced revenue.

2011 versus 2010

Service charges on deposit accounts amounted to $704,000 for 2011, a decrease of $435,000 or 38.2% compared to $1,139,000 for 2010.  The decrease in service charges in 2011 occurred in spite of general growth in transaction accounts during 2011.  During this period of economic downturn, customers seem to have become more conscientious about their account balances and avoiding unnecessary charges related to insufficient funds.  In addition to this behavioral change, Mid Penn was negatively impacted by regulatory changes contained in the Dodd-Frank Act governing overdraft charges, which has resulted in a reduction in NSF revenue.

Income from fiduciary activities for 2011 was $539,000, a $108,000 or 25.1% increase from $431,000 in 2010.  This revenue source is comprised of fees generated by Mid Penn’s Trust department and fees from the sale of third-party mutual funds and annuities to the Bank’s retail and commercial customers.  Trust income for 2011 was $185,000, a $15,000 or 7.5% decrease from $200,000 in 2010.  Trust income can fluctuate from year to year, due to the number of estates settled during the year.  Fees from third-party mutual fund and annuity sales were $354,000 in 2011and $231,000 in 2010.

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

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Income from fiduciary activities	$575	$539	$431
Service charges on deposits	565	704	1,139
Net gain on sales of investment securities	267	-	-
Earnings from cash surrender value of life insurance	247	258	270
Mortgage banking income	675	390	423
Merchant services revenue	256	165	141
ATM debit card interchange income	472	452	408
Other income	626	488	602
Total Noninterest Income	$3,683	$2,996	$3,414

Noninterest Expense

2012 versus 2011

The major component of noninterest expense is salaries and employee benefits.  Increases in the 2012 workforce primarily included adding experienced team members to add depth to the sales and support areas and bolster compliance functions of Mid Penn.  Mid Penn also recognized in 2012 a full year of salary and employee benefits expense from the 2011 additions within the support functions throughout the Corporation to enhance controls and support future growth.  During 2012, medical benefits increased $184,000 from 2011 levels, primarily due to the increase in actual medical claims experienced from Mid Penn’s self-funded medical insurance plan.  In addition, commission-based compensation paid to mortgage originators and retail investment representatives increased $144,000 from 2011 levels and are reflective of the enhanced revenues generated from these lines of business.

Legal and professional fees increased from $444,000 in 2011 to $604,000 in 2012.  Mid Penn incurred elevated legal fees in 2012 stemming from coordination with the U.S. Treasury on the repayment of Mid Penn’s Capital Purchase Program funds and the buyout of the related warrants.  In addition, Mid Penn engaged a computer consultant to perform an evaluation of the core computer system and its ancillary programs as a resource in making future enhancement decisions.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Loss on sale or write-down on foreclosed assets increased to $96,000 in 2012.  During 2012, this item increased as a result of Mid Penn’s ongoing analysis of the carrying values of repossessed properties and the adjustment of their values to current market rates.

Loan collection costs increased to $369,000 in 2012 from $299,000 in 2011.  OREO expense increased to $253,000 in 2012 from $161,000 in 2011.  These items have risen as Mid Penn continues to work through collection efforts on the pool of nonperforming assets within the loan portfolio.

ATM debit card processing and internet banking expenses have both increased in recent years due to increasing customer demand for these banking services.

During 2012, Mid Penn reached the end of a three year contract for its insurance coverage and experienced an increase in premium costs upon renewal of its policies.  Also during 2012, Mid Penn made increasing use of temporary employees to finalize the conversion of loan and credit documents from paper storage to an electronic storage mechanism, significantly reducing the need for floor space and fire protection safeguards for these documents.

2011 versus 2010

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

The final significant item was the (gain) loss on sale or write-down on foreclosed assets of ($20,000) in 2011 and $283,000 in 2010.  During 2010, this item increased as a result of Mid Penn’s ongoing analysis of the carrying values of repossessed properties and the adjustment of their values to current market rates in the face of the overall decline in real estate values plaguing the real estate market.  In 2011, the carrying values on repossessed properties have stabilized and some small gains have been realized from the ongoing liquidation of these properties.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2012	2011	2010
Salaries and employee benefits	$10,518	$9,519	$8,760
Occupancy expense, net	1,077	1,075	916
Equipment expense	1,234	1,292	1,361
Pennsylvania Bank Shares tax expense	462	449	443
FDIC Assessment	1,034	1,057	897
Legal and Professional fees	604	444	529
Director fees and benefits expense	335	304	303
Marketing and advertising expense	378	354	308
Computer expense	648	697	578
Telephone expense	411	377	362
Loss (gain) / write-down on sale of foreclosed assets	96	(20)	283
Intangible amortization	45	65	65
Loan collection costs	369	299	307
ATM debit card processing expense	171	152	122
Internet banking expense	240	195	138
Meals, travel, and lodging expense	266	228	211
Insurance	126	86	81
OREO expense	253	161	110
Investor services	76	72	47
Contract labor	42	-	28
Other expenses	1,308	1,242	1,272
Total Noninterest Expense	$19,693	$18,048	$17,121

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

As of December 31, 2012, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $2,432,000 (unrealized gain on securities of $3,685,000 less estimated income tax expense of $1,253,000).  At December 31, 2011, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $2,044,000 (unrealized gain on securities of $3,096,000 less estimated income tax expense of $1,052,000) compared to an increase in shareholders’ equity of $176,000 (unrealized gain on securities of $266,000 less estimated income tax expense of $90,000) at December 31, 2010.  Mid Penn does not have any significant concentrations within its portfolio of investment securities.  Table 6 provides a summary of our available for sale investment securities.

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2012	2011	2010
U.S. Treasury and U.S. government agencies	$17,740	$27,617	$17,394
Mortgage-backed U.S. government agencies	66,686	82,668	25,387
State and political subdivision obligations	69,479	48,366	27,678
Equity securities	390	392	243
	$154,295	$159,043	$70,702

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Maturity and yield information relating to the investment portfolio is shown in Table 7.

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
As of December 31, 2012	One Year	Year thru	Years thru	After Ten
	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	$-	$17,740	$-	$-	$17,740
Mortgage-backed U.S. government agencies	-	895	11,063	54,728	66,686
State and political subdivision obligations	326	5,609	27,282	36,262	69,479
Equity securities	-	-	-	390	390
	$326	$24,244	$38,345	$91,380	$154,295

		After One	After Five
	One Year	Year thru	Years thru	After Ten
	and Less	Five Years	Ten Years	Years	Total
Weighted Average Yields
U.S. Treasury and U.S. government agencies	-	1.73%	-	-	1.73%
Mortgage-backed U.S. government agencies	-	4.25%	3.82%	4.14%	4.09%
State and political subdivision obligations	4.79%	6.38%	4.45%	3.83%	4.28%
Equity securities	-	-	-	4.10%	4.10%
	4.79%	2.90%	4.27%	4.02%	3.91%

Loans

At December 31, 2012, loans and leases totaled $484,220,000, a $1,503,000 or 0.3% increase from December 31, 2011.  During 2012, Mid Penn experienced a net increase in commercial real estate and commercial/industrial loans of approximately $6,599,000.  This increase was the result of an increase in business lending opportunities to credit-worthy borrowers within the markets Mid Penn serves during 2012.  Mid Penn experienced a decrease in residential real estate loans of approximately $3,603,000 during 2012 as real estate values stabilized and borrowers felt more comfortable refinancing higher-priced debt.

At December 31, 2012, loans, net of unearned income, represented 72.1% of earning assets as compared to 71.0% on December 31, 2011 and 78.3% on December 31, 2010.

The Bank's loan portfolio is diversified among individuals and small and medium-sized businesses generally located within the Bank's trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County.  Commercial real estate, construction and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved.  Commercial, industrial and agricultural loans are made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured.  Residential real estate loans are secured by liens on the residential property.  Consumer loans include installment loans, lines of credit and home equity loans.  The Bank has no concentration of credit to any one borrower.  The Bank’s highest concentration of credit is in Commercial Real Estate financings.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate,
construction and land
development	$255,231	52.7	$249,204	51.6	$252,915	54.0	$253,878	52.8	$234,762	53.9
Commercial, industrial
and agricultural	79,228	16.4	78,656	16.3	70,295	15.0	85,795	17.8	71,385	16.4
Real estate - residential	143,243	29.6	146,846	30.4	136,048	29.1	128,522	26.7	118,547	27.2
Consumer	6,770	1.4	8,327	1.7	8,922	1.9	12,884	2.7	11,103	2.5
Total Loans	484,472	100.0	483,033	100.0	468,180	100.0	481,079	100.0	435,797	100.0
Unearned income	(252)		(316)		(445)		(694)		(1,154)
Loans net of unearned
discount	484,220		482,717		467,735		480,385		434,643
Allowance for loan and
lease losses	(5,509)		(6,772)		(7,061)		(7,686)		(5,505)
Net loans	$478,711		$475,945		$460,674		$472,699		$429,138

Mid Penn’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
As of December 31, 2012	One Year	Year thru	After Five
	and Less	Five Years	Years	Total
Commercial real estate, construction
and land development	$21,236	$31,707	$202,288	$255,231
Commercial, industrial and
agricultural	38,878	20,754	19,596	79,228
Real estate - residential mortgages	16,073	17,683	109,487	143,243
Consumer	596	4,588	1,334	6,518
	$76,783	$74,732	$332,705	$484,220

Rate Sensitivity
Predetermined rate	$75,137	$69,784	$141,187	$286,108
Floating or adjustable rate	1,646	4,948	191,518	198,112
	$76,783	$74,732	$332,705	$484,220

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

Other than as described herein, we do not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Further, based on known information, we believe that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn continues to monitor closely the financial strength of these borrowers.  Mid Penn does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components.  Mid Penn has not in the past performed any commercial real estate or other type loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Nonperforming Assets:
Nonaccrual loans	$11,831	$11,800	$17,228	$14,933	$4,113
Accruing troubled debt restructured loans	426	571	2,323	308	51
Total nonperforming loans	12,257	12,371	19,551	15,241	4,164

Foreclosed real estate	843	931	596	663	1,516
Total nonperforming assets	13,100	13,302	20,147	15,904	5,680

Accruing loans 90 days or more past due	-	-	19	661	1,860
Total risk elements	$13,100	$13,302	$20,166	$16,565	$7,540

Nonperforming loans as a % of total
loans outstanding	2.53%	2.56%	4.18%	3.17%	0.96%
Nonperforming assets as a % of total
loans outstanding and other real estate	2.71%	2.76%	4.31%	3.31%	1.30%
Ratio of allowance for loan losses
to nonperforming loans	44.95%	54.74%	36.12%	50.43%	132.20%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan.  Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  During 2012, nonperforming loans declined $114,000 from $12,371,000 at December 31, 2011.  This improvement has been the result of slight improvement in some sectors of the general economy and maintaining a close relationship with troubled borrowers as they navigate their plan toward a resolution of credit issues.

Mid Penn’s troubled debt restructured loans at December 31, 2012 totaled $3,394,000, of which, $426,000 are accruing residential mortgages in compliance with the terms of the modification.  As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate.  Further discussion of troubled debt restructured loans can be found in Note 7 to Mid Penn’s Consolidated Financial Statements, which are incorporated herein by reference.  As of December 31, 2012, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

The following table provides additional analysis of partially charged-off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)
	December 31, 2012	December 31, 2011
Period ending total loans outstanding (net of unearned income)	$484,220	$482,717
Allowance for loan and lease losses	5,509	6,772
Total Nonperforming loans	12,257	12,371
Nonperforming and impaired loans with partial charge-offs	3,744	4,505

Ratio of nonperforming loans with partial charge-offs
to total loans	0.77%	0.93%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	30.55%	36.42%

Coverage ratio net of nonperforming loans with
partial charge-offs	64.71%	86.09%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.15%	1.42%

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

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

Mid Penn actively monitors the values of collateral on impaired loans.  This monitoring may require the modification of collateral values over time or changing circumstances by some factor, either positive or negative, from the original values.  All collateral values will be assessed by management at least every 12 months for possible revaluation by an independent third party.

Mid Penn does not currently, or plan in the future to, use automated valuation methodologies as a method of valuing real estate collateral.

As of December 31, 2012, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $9,744,000, deemed impaired.  This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $2,858,000 for which specific allocations totaling $1,383,000 have been included within the loan loss reserve for these loans.  The remaining $6,886,000 of loans requires no specific allocation within the loan loss reserve.  The $9,744,000 pool of impaired loan relationships is comprised of $7,564,000 in real estate secured commercial relationships and $2,180,000 in business relationships.  There are specific allocations against the real estate secured pool totaling $519,000, spread among thirteen relationships composed primarily of customers engaged in real estate investment activities.  The group of impaired business relationships with specific allocations is made up of six relationships and a specific allocation of $864,000 has been set aside against these credits.  Five small business relationships account for $165,000 of the specific allocations due to the negative effects of the economy on their businesses.  One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $699,000 of the total pool attributable to this segment.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $5,509,000 is adequate as of December 31, 2012.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Commercial real estate, construction
and land development	$3,122	$3,567	$3,775	$3,334	$3,326
Commercial, industrial and agricultural	1,299	2,276	2,448	3,545	1,860
Real estate - residential	635	362	219	175	87
Consumer	444	424	424	467	172
Unallocated	9	143	195	165	60
	$5,509	$6,772	$7,061	$7,686	$5,505

The 2012 provision of $1,036,000 is a decrease of $169,000 from the $1,205,000 provision in 2011.  The continued slowness in the economy and continuing credit quality concerns of Mid Penn’s loan portfolio during 2012 necessitated larger than pre-2009 provision levels, even though the amount was a reduction from 2011.

The allowance for loan and lease losses at December 31, 2012 was $5,509,000, or 1.14% of total loans less unearned discount as compared to $6,772,000, or 1.40% at December 31, 2011 and $7,061,000, or 1.51% at December 31, 2010.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are deposits.  Total deposits at December 31, 2012 decreased by $8,594,000, or 1.4% over December 31, 2011, which increased by $79,073,000, or 14.2% over December 31, 2010.  Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2012, 2011, and 2010 are presented in Table 13.

Average short-term borrowings for 2012 were $1,044,000 as compared to $803,000 in 2011.  These borrowings included customer repurchase agreements, treasury tax and loan note option borrowings and federal funds purchased.

At December 31, 2012, the Bank had $4,128,000 in brokered deposits.  With continued success in the local deposit environment, along with the maturity of a $10,000,000 brokered certificate of deposit, the Bank reduced its brokered deposit funding by $9,226,000, after having reduced such funding by $3,140,000 in 2011.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	December 31,
	2012		2011		2010
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$47,670	0.00%	$63,484	0.00%	$58,480	0.00%
Interest-bearing demand deposits	126,171	0.36%	57,342	0.25%	48,024	0.14%
Money market	236,434	0.84%	248,615	1.20%	163,415	1.44%
Savings	28,632	0.05%	27,801	0.05%	26,585	0.06%
Time	180,356	2.04%	209,574	2.56%	239,761	2.87%
	$619,263	0.99%	$606,816	1.40%	$536,265	1.74%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2012	2011	2010
Three months or less	$7,207	$7,824	$7,322
Over three months to twelve months	18,340	21,979	21,031
Over twelve months	32,763	36,807	37,870
	$58,310	$66,610	$66,223

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets.  The detailed computation of the Bank’s regulatory capital ratios can be found in Note 17 of Item 8, Notes to Consolidated Financial Statements.  The greater a corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses.  Too much capital, however, indicates that not enough of the corporation’s earnings have been invested in the continued growth of the business or paid to shareholders.  The buildup makes it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward.  For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Shareholders’ equity decreased in 2012 by $1,232,000, or 2.3%, following an increase in 2011 by $5,251,000, or 10.9%, and an increase in 2010 of $1,497,000, or 3.2%.  Capital was negatively impacted in 2012 by the repayment and redemption of the $10,000,000 in the Series A preferred stock, but the impact was softened by the net income of $4,437,000 and the issuance of the $4,880,000 in Series B preferred stock in 2012.  Subsequently, the Series B preferred stock offering of $5,000,000 was completed on January 3, 2013.  Capital was positively impacted in 2011 by the net income of $4,029,000 and the increase in other comprehensive income from the increase in value of the assets in the available for sale investment portfolio. Capital was positively impacted in 2010 by the net income of $2,234,000 and the suspension of the common dividend to shareholders.

Mid Penn’s normal intent for dividend payout is to provide quarterly cash returns to shareholders and earnings retention at a level sufficient to finance future growth.  The dividends paid on common shares totaled $0.25 for the year ended December 31, 2012, which included two $0.05 dividends in the fourth quarter, while $0.20 in dividends were paid for the year ended December 31, 2011.   Mid Penn suspended the quarterly cash dividend to shareholders throughout 2010, consistent with Federal Reserve Board policy that dividends payouts should not exceed net income for the previous four quarters, net of dividends paid during that period.

The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 19.69% for 2012 and 17.24% for 2011.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2012, and 2011, as follows:

(Dollars in thousands)			Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,822	6.8%	$28,530	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	48,822	10.0%	19,593	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	54,421	11.1%	39,185	8.0%		N/A	N/A

Bank
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,764	6.9%	$28,111	4.0%		$35,138	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,764	10.0%	19,593	4.0%		29,389	6.0%
Total Capital (to Risk Weighted Assets)	54,363	11.1%	39,185	8.0%		48,981	10.0%

Corporation
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,451	7.0%	$28,679	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	50,451	10.3%	19,566	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	56,513	11.6%	39,132	8.0%		N/A	N/A

Bank
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,265	7.1%	$28,326	4.0%		$35,408	5.0%
Tier 1 Capital (to Risk Weighted Assets)	50,265	10.4%	19,367	4.0%		29,051	6.0%
Total Capital (to Risk Weighted Assets)	56,327	11.6%	38,735	8.0%		48,419	10.0%

Capital Purchase Program Participation

On December 19, 2008, Mid Penn entered into and closed a letter agreement with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in Mid Penn under the Treasury’s Capital Purchase Program (the “CPP”).  Under the letter agreement, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference (“Series A Preferred Stock”), and (2) warrants to purchase up to 73,099 shares of the Mid Penn common stock at an exercise price of $20.52 per share (the “Warrants”).

On December 28, 2012, Mid Penn entered into a letter agreement with the Treasury pursuant to which Mid Penn repurchased from the Treasury all 10,000 shares of the Series A Preferred Stock issued to the Treasury, which constitutes all of the issued and outstanding shares of Series A Preferred Stock.  Mid Penn repurchased the Series A Preferred Stock for a purchase price equal to the aggregate liquidation amount of the Preferred Stock of $10,000,000, plus accrued but unpaid dividends of $59,722.  All 10,000 shares of Series A Preferred Stock have subsequently been cancelled.

On January 23, 2013, Mid Penn entered into a letter agreement with the Treasury pursuant to which Mid Penn repurchased from the Treasury on that date the Warrants for $58,479.  The Warrants have subsequently been cancelled.

As of the date hereof, Mid Penn has no further financial obligations under the Series A Preferred Stock, the Warrants, or the Treasury’s CPP.

Federal Income Taxes

Federal income tax expense for 2012 was $1,244,000 compared to $1,223,000 in 2011 and $416,000 in 2010.  The effective tax rate was 20% for 2012, 21% for 2011, and 13% for 2010.

The tax expense in 2012 and 2011 resulted from net income generated in the normal course of business.  Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits.  The

MID PENN BANCORP, INC.Management’s Discussion and Analysis

realization of deferred tax assets is dependent on future earnings.  As a result of Mid Penn’s adoption of ASC Topic 740, Income Taxes, no significant income tax uncertainties were identified; therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended December 31, 2012 and December 31, 2011.  We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Liquidity

Mid Penn's asset-liability management policy addresses the management of Mid Penn's liquidity position and its ability to raise sufficient funds to meet deposit withdrawals, fund loan growth and meet other operational needs.  Mid Penn utilizes its investments as a source of liquidity, along with deposit growth and increases in repurchase agreements and borrowings.  (See Deposits and Other Funding Sources which appears earlier in this discussion.)  Liquidity from investments is provided primarily through investments and interest-bearing balances with maturities of one year or less.  Funds are available to Mid Penn through loans from the Federal Home Loan Bank and established federal funds (overnight) lines of credit.  Mid Penn's major source of funds is its core deposit base.

Major sources of cash in 2012 came from the maturity of investment securities of $39,453,000, the sale of investment securities of $17,895,000, and the increase in demand deposit and savings accounts of $29,645,000.

Major uses of cash in 2012 were the purchase of investment securities of $53,553,000, as well as the decrease in time deposits of $38,239,000.

Major sources of cash in 2011 came from the net increase in deposits of $79,073,000, as well as the decrease in interest-bearing balances of $27,564,000.

The major uses of cash in 2011 were the net purchase of investment securities of $84,744,000 and the increase in loans and leases of $17,774,000.

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2012:

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Certificates of deposit	9	$163,653	$69,663	$73,265	$16,616	$4,109
Long-term debt	11	22,510	14,189	5,000	-	3,321
Operating lease obligations	19	255	114	141	-	-
Payments under benefit plans	13	1,609	124	292	332	861
		$188,027	$84,090	$78,698	$16,948	$8,291

We are not aware of any other commitments or contingent liabilities which may have a material adverse impact on Mid Penn’s liquidity or capital resources.

Effects of Inflation

A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature.  Management believes the impact of inflation on its financial results depends principally upon Mid Penn's ability to manage the balance sheet sensitivity to changes in interest rates and, by such reaction, mitigate the inflationary impact on performance.  Interest rates do not necessarily move in the same direction or at the same magnitude as the prices of other goods and services.  As discussed previously, Management seeks to manage the relationship between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Information shown elsewhere in this Annual Report will assist in the understanding of how Mid Penn is positioned to react to changing interest rates and inflationary trends.  In particular, the summary of net liabilities, as well as the composition of loans, investments and deposits should be considered.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Off-Balance Sheet Items

Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures.

As of December 31, 2012, commitments to extend credit amounted to $99,958,000 as compared to $91,619,000 as of December 31, 2011.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit increased to $10,417,000 at December 31, 2012, from $7,320,000 at December 31, 2011.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, Mid Penn’s primary source of market risk is interest rate risk.  Interest rate risk is the exposure to fluctuations in Mid Penn’s future earnings (earnings at risk) resulting from changes in interest rates.  This exposure or sensitivity is a function of the repricing characteristics of Mid Penn's portfolio of assets and liabilities.  Each asset and liability reprices either at maturity or during the life of the instrument.  Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period of time.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a less pronounced reduction in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by Management.  At December 31, 2012, all interest rate risk levels according to the model were within the tolerance limits of Board approved policy with the exception of the up 200 basis point scenario.  Because this variance is to the benefit of Mid Penn, Management is monitoring the situation but not taking any action at this time to remedy the variance to policy.  In addition, the table does not take into consideration changes, which Management would make to realign its portfolio in the event of a changing rate environment.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2012			December 31, 2011
	% Change in			% Change in
Change in	Net Interest		Change in	Net Interest
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	23.42%	+/- 25%	300	3.54%	+/- 25%
200	15.49%	+/- 15%	200	2.36%	+/- 15%
100	7.32%	+/- 10%	100	1.09%	+/- 10%
0			0
(100)	-5.03%	+/- 10%	(100)	-1.54%	+/- 10%
(200)	-9.86%	+/- 15%	(200)	-2.91%	+/- 15%
(300)	-14.72%	+/- 25%	(300)	-4.29%	+/- 25%

MID PENN BANCORP, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

MID PENN BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income,  comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  The Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

ParenteBeard LLC

Harrisburg, Pennsylvania

March 25, 2013

MID PENN BANCORP, INC.Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$11,200	$9,847
Interest-bearing balances with other financial institutions	1,273	1,555
Federal funds sold	3,000	6,439
Total cash and cash equivalents	15,473	17,841
Interest-bearing time deposits with other financial institutions	23,563	27,477
Available for sale investment securities	154,295	159,043
Loans and leases, net of unearned interest	484,220	482,717
Less: Allowance for loan and lease losses	(5,509)	(6,772)
Net loans and leases	478,711	475,945
Bank premises and equipment, net	13,123	13,324
Restricted investment in bank stocks	2,503	3,120
Foreclosed assets held for sale	843	931
Accrued interest receivable	2,893	3,067
Deferred income taxes	1,789	2,439
Goodwill	1,016	1,016
Core deposit and other intangibles, net	288	274
Cash surrender value of life insurance	8,143	7,896
Other assets	2,560	3,010
Total Assets	$705,200	$715,383
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$57,977	$73,261
Interest bearing demand	164,837	59,403
Money Market	210,588	271,521
Savings	28,406	27,978
Time	163,653	201,892
Total Deposits	625,461	634,055
Long-term debt	22,510	22,701
Accrued interest payable	620	1,064
Other liabilities	4,389	4,111
Total Liabilities	652,980	661,931
Shareholders' Equity:
Series A Preferred stock, par value $1.00; authorized 10,000,000 shares; 5% cumulative dividend; 0 shares issued and outstanding at December 31, 2012 and 10,000 shares
issued and outstanding at December 31, 2011	-	10,000
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% cumulative dividend; 4,880 shares issued and outstanding at
December 31, 2012 and 0 shares issued and outstanding at December 31, 2011	4,880	-
Common stock, par value $1.00; authorized 10,000,000 shares; 3,489,684 shares
issued and outstanding at December 31, 2012 and 3,484,509 at December 31, 2011	3,490	3,484
Additional paid-in capital	29,816	29,830
Retained earnings	11,741	8,222
Accumulated other comprehensive income	2,293	1,916
Total Shareholders’ Equity	52,220	53,452
Total Liabilities and Shareholders' Equity	$705,200	$715,383

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2012	2011	2010
INTEREST INCOME
Interest & fees on loans and leases	$27,233	$28,038	$27,397
Interest on interest-bearing balances	236	520	818
Interest and dividends on investment securities:
U.S. Treasury and government agencies	1,137	1,619	788
State and political subdivision obligations, tax-exempt	1,722	1,329	1,108
Other securities	22	14	12
Interest on federal funds sold and securities purchased
under agreements to resell	16	25	25
Total Interest Income	30,366	31,545	30,148
INTEREST EXPENSE
Interest on deposits	6,147	8,509	9,319
Interest on short-term borrowings	3	4	18
Interest on long-term debt	975	1,009	1,305
Total Interest Expense	7,125	9,522	10,642
Net Interest Income	23,241	22,023	19,506
PROVISION FOR LOAN AND LEASE LOSSES	1,036	1,205	2,635
Net Interest Income After Provision for Loan and Lease Losses	22,205	20,818	16,871
NONINTEREST INCOME
Income from fiduciary activities	575	539	431
Service charges on deposits	565	704	1,139
Net gain on sales of investment securities	267	-	-
Earnings from cash surrender value of life insurance	247	258	270
Mortgage banking income	675	390	423
ATM debit card interchange income	472	452	408
Other income	882	653	743
Total Noninterest Income	3,683	2,996	3,414
NONINTEREST EXPENSE
Salaries and employee benefits	10,518	9,519	8,760
Occupancy expense, net	1,077	1,075	916
Equipment expense	1,234	1,292	1,361
Pennsylvania Bank Shares tax expense	462	449	443
FDIC Assessment	1,034	1,057	897
Legal and professional fees	604	444	529
Director fees and benefits expense	335	304	303
Marketing and advertising expense	378	354	308
Computer expense	648	697	578
Telephone expense	411	377	362
Loss (gain) on sale/write-down of foreclosed assets	96	(20)	283
Intangible amortization	45	65	65
Loan collection costs	369	299	307
Other expenses	2,482	2,136	2,009
Total Noninterest Expense	19,693	18,048	17,121
INCOME BEFORE PROVISION FOR INCOME TAXES	6,195	5,766	3,164
Provision for income taxes	1,244	1,223	416
NET INCOME	4,951	4,543	2,748
Preferred stock dividends and discount accretion	514	514	514
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,437	$4,029	$2,234

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$1.27	$1.16	$0.64
Diluted Earnings Per Common Share	1.27	1.16	0.64
Cash Dividends	0.25	0.20	-

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Comprehensive Income

(Dollars in thousands)	December 31,
	2012	2011	2010

Net income	$4,951	$4,543	$2,748

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period
on available for sale securities, net of income taxes
of $291, $962, and $(330), respectively	565	1,867	(641)

Reclassification adjustment for net gain on sales of
available for sale securities included in net income, net
of income taxes of $(91), $0, and $0, respectively	(176)	-	-

Change in defined benefit plans, net of income taxes of
$(6), $6, and $(49), respectively	(12)	13	(96)

Total other comprehensive income (loss)	377	1,880	(737)

Total comprehensive income	$5,328	$6,423	$2,011

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except share data)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2009	$10,000	$3,480	$29,824	$2,627	$773	$46,704
Net income	-	-	-	2,748	-	2,748
Total other comprehensive loss, net of taxes	-	-	-	-	(737)	(737)
Preferred dividends	-	-	-	(500)	-	(500)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Balance, December 31, 2010	10,000	3,480	29,810	4,875	36	48,201
Net income	-	-	-	4,543	-	4,543
Total other comprehensive income, net of taxes	-	-	-	-	1,880	1,880
Cash dividends	-	-	-	(696)	-	(696)
Employee Stock Purchase Plan	-	4	34	-	-	38
Preferred dividends	-	-	-	(500)	-	(500)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Balance, December 31, 2011	10,000	3,484	29,830	8,222	1,916	53,452
Net income	-	-	-	4,951	-	4,951
Total other comprehensive income, net of taxes	-	-	-	-	377	377
Cash dividends	-	-	-	(872)	-	(872)
Employee Stock Purchase Plan	-	6	50	-	-	56
Series A Preferred stock redemption	(10,000)					(10,000)
Series A Preferred dividends	-	-	-	(560)	-	(560)
Series B Preferred stock issuance, net of costs	4,880		(50)			4,830
Amortization of warrant cost	-	-	(14)	-	-	(14)
Balance, December 31, 2012	$4,880	$3,490	$29,816	$11,741	$2,293	$52,220

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net Income	$4,951	$4,543	$2,748
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	1,036	1,205	2,635
Depreciation	1,153	1,230	1,302
(Accretion) amortization of intangibles	(14)	77	18
Net amortization (accretion) of security premiums (discounts)	1,809	(767)	162
Gain on sales of investment securities	(267)	-	-
Earnings on cash surrender value of life insurance	(247)	(258)	(270)
Loss on disposal of property, plant, and equipment	1	46	4
Loss (gain) on sale / write-down of foreclosed assets	96	(20)	283
Deferred income tax expense (benefit)	450	(526)	(288)
Decrease (increase) in accrued interest receivable	174	(435)	149
(Increase) decrease in other assets	424	3,006	887
Decrease in accrued interest payable	(444)	(47)	(639)
Increase in other liabilities	278	392	279
Net Cash Provided By Operating Activities	9,400	8,446	7,270
Investing Activities:
Net decrease (increase) in interest-bearing balances	3,914	27,564	(16,437)
Proceeds from the maturity of investment securities	39,453	26,413	8,982
Proceeds from the sale of investment securities	17,895	-	-
Purchases of investment securities	(53,553)	(111,157)	(33,472)
Redemptions of restricted investment in bank stock	617	708	201
Net (increase) decrease in loans and leases	(6,389)	(17,774)	8,690
Purchases of bank premises and equipment	(995)	(1,415)	(1,587)
Proceeds from sale of bank premises and equipment	42	-	-
Proceeds from sale of foreclosed assets	2,579	983	484
Net Cash Provided By (Used In) Investing Activities	3,563	(74,678)	(33,139)
Financing Activities:
Net increase in demand deposits and savings accounts	29,645	90,955	109,653
Net decrease in time deposits	(38,239)	(11,882)	(54,686)
Net decrease in short-term borrowings	-	(1,561)	(14,483)
Series A preferred stock dividend paid	(560)	(500)	(500)
Common stock dividend paid	(872)	(696)	-
Series A preferred stock redemption	(10,000)	-	-
Series B preferred stock issuance, net of costs	4,830	-	-
Employee Stock Purchase Plan	56	38	-
Long-term debt repayment	(191)	(5,182)	(10,174)
Net Cash (Used In) Provided By Financing Activities	(15,331)	71,172	29,810
Net (decrease) increase in cash and cash equivalents	(2,368)	4,940	3,941
Cash and cash equivalents, beginning of year	17,841	12,901	8,960
Cash and cash equivalents, end of year	$15,473	$17,841	$12,901

Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,569	$9,569	$11,281
Income taxes paid	$1,700	$940	$510
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$2,587	$1,298	$700

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(1)          Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiaries Mid Penn Investment Corporation, Mid Penn Bank (“Bank”), and the Bank’s wholly-owned subsidiary Mid Penn Insurance Services, LLC (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

For comparative purposes, the December 31, 2011 and December 31, 2010 balances have been reclassified to conform to the 2012 presentation.  Such reclassifications had no impact on net income.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2012, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Mid Penn Insurance Services, LLC was revived in August of 2010 as a wholly-owned subsidiary of the Bank to provide a wide array of personal and commercial insurance products.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the valuation of deferred tax assets, the assessment of other-than-temporary impairment of investment securities, and core deposit intangible and goodwill valuation.

(b)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

(c)	Investment Securities

Available for Sale Securities - includes debt and equity securities.  Debt and equity securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of deferred income taxes, as a component of

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

accumulated other comprehensive income within shareholders’ equity.  Realized gains and losses on sales of investment securities are computed on the basis of specific identification of the cost of each security.  Net gains on sales of investment securities were $267,000 in 2012, and $0 in 2011 and 2010.  Mid Penn had no held to maturity securities in 2012 and 2011.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers.  These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.27% of the portfolio at December 31, 2012.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

(f)	Restricted Investment in Federal Home Loan Bank Stock

The Bank owns restricted stock investments in the Federal Home Loan Bank (“FHLB”).  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  The stock is carried at cost.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock; however, the dividend was reinstated in February 2012.  Total dividends received in 2012 totaled $5,000.  During 2012, the FHLB of Pittsburgh performed limited excess capital stock repurchases each calendar quarter.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2012 and 2011.

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

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in other intangibles and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $233,000 and $173,000 at December 31, 2012 and 2011, respectively.  Amortization expense is netted against loan servicing fee income and is reflected in the Consolidated Statements of Income in mortgage banking income.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(i)	Investment in Limited Partnership

Mid Penn invested as a limited partner in a partnership in September 2008 that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $496,000 at December 31, 2012 using the straight-line method.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment at year-end.  The partnership anticipates receiving $76,000 annually in low-income housing tax credits.

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

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with 2004 and 2006 business acquisitions accounted for as purchases.  Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other requires a two-step process for testing the impairment of goodwill on at least an annual basis.  In 2010, Mid Penn changed the valuation methodology for evaluating goodwill impairment from using an internally prepared analysis based on Mid Penn’s stock price, to obtaining an independent valuation by a third party.  This change in methodology did not have any effect on the results of operations of Mid Penn.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2012.  In addition, Mid Penn did not identify any impairment in 2011 or 2010.

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

Marketing and advertising costs are expensed as incurred.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(q)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank.  Trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.

(r)	Earnings Per Share

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic and diluted earnings per share.  As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted average common shares available from the exercise of all dilutive stock warrants issued to the U.S. Treasury under the provisions of the Capital Purchase Program, based on the average share price of Mid Penn’s common stock during the period.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)
	2012	2011	2010
Net Income	$4,951	$4,543	$2,748
Less: Dividends on preferred stock	(500)	(500)	(500)
Accretion of preferred stock discount	(14)	(14)	(14)
Net income available to common shareholders	$4,437	$4,029	$2,234

Weighted average common shares outstanding	3,486,543	3,481,414	3,479,780
Basic earnings per common share	$1.27	$1.16	$0.64

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)
	2012	2011	2010
Net income available to common stockholders	$4,437	$4,029	$2,234
Weighted average number of common shares outstanding	3,486,543	3,481,414	3,479,780
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury
under the Capital Repurchase Program	-	-	-
Adjusted weighted-average common shares outstanding	3,486,543	3,481,414	3,479,780
Diluted earnings per common share	$1.27	$1.16	$0.64

As of December 31, 2012, 2011, and 2010 Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(4)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income

Balance - December 31, 2011	$2,044	$(128)	$1,916

Balance - December 31, 2012	$2,433	$(140)	$2,293

(5)           Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia.  The amounts of those required reserve balances were $554,000 at December 31, 2012, and $254,000 at December 31, 2011.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

At December 31, 2012 and 2011, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Available for sale securities:
U.S. Treasury and U.S. government agencies	$16,394	$1,346	$-	$17,740
Mortgage-backed U.S. government agencies	66,783	393	490	66,686
State and political subdivision obligations	67,033	2,542	96	69,479
Equity securities	400	-	10	390
	$150,610	$4,281	$596	$154,295

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,116	$1,501	$-	$27,617
Mortgage-backed U.S. government agencies	82,777	491	600	82,668
State and political subdivision obligations	46,654	1,836	124	48,366
Equity securities	400	-	8	392
	$155,947	$3,828	$732	$159,043

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This initial investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and an additional investment was purchased in 2011.  At December 31, 2012 and 2011, the investment is reported at fair value.

Investment securities having a fair value of $96,124,000 at December 31, 2012, and $85,591,000 at December 31, 2011, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and 2011.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$30,345	$270	$15,839	$220	$46,184	$490
State and political subdivision obligations	9,389	66	1,231	30	10,620	96
Equity securities	-	-	390	10	390	10
Total temporarily impaired
available for sale securities	$39,734	$336	$17,460	$260	$57,194	$596

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$46,497	$593	$370	$7	$46,867	$600
State and political subdivision obligations	4,371	49	1,169	75	5,540	124
Equity securities	-	-	392	8	392	8
Total temporarily impaired
available for sale securities	$50,868	$642	$1,931	$90	$52,799	$732

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

At December 31, 2012, Mid Penn had 73 debt securities with unrealized losses.  These securities have depreciated 1.03% from their amortized cost basis.  At December 31, 2011, 45 debt securities with unrealized losses had depreciated 1.37% from the amortized cost basis. These securities are issued by either the U.S. Government or other governmental agencies. These unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2012 and 2011:

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in 1 year or less	$325	$326	$2,563	$2,576
Due after 1 year but within 5 years	21,690	23,349	23,923	24,856
Due after 5 years but within 10 years	26,208	27,282	17,626	18,979
Due after 10 years	35,204	36,262	28,658	29,572
	83,427	87,219	72,770	75,983
Mortgage-backed securities	66,783	66,686	82,777	82,668
Equity securities	400	390	400	392
	$150,610	$154,295	$155,947	$159,043

Mortgage-backed securities at December 31, 2012, had an average life of 2.5 years compared to an average life of 2.3 years at December 31, 2011.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(7)           Loans and Allowance for Loan and Lease Losses

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time.  The aggregate amount of these loans was $4,817,000 and $6,791,000 at December 31, 2012 and 2011, respectively.  During 2012, $10,023,000 of new loans and advances were extended and repayments totaled $11,848,000.  $149,000 of loans are no longer considered related parties as of December 31, 2012.  None of these loans were past due, in non-accrual status, or restructured at December 31, 2012.

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2012  and 2011 are as follows:

(Dollars in thousands) December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$74,763	$1,651	$1,469	$-	$77,883
Commercial real estate	260,941	5,375	18,551	-	284,867
Commercial real estate - construction	32,767	410	54	-	33,231
Lease financing	1,305	-	-	-	1,305
Residential mortgage	57,455	-	-	-	57,455
Home equity	22,336	188	396	-	22,920
Consumer	6,267	292	-	-	6,559
	$455,834	$7,916	$20,470	$-	$484,220

(Dollars in thousands) December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$68,467	$3,836	$4,627	$-	$76,930
Commercial real estate	271,551	6,530	14,815	-	292,896
Commercial real estate - construction	29,706	445	584	-	30,735
Lease financing	1,724	-	-	-	1,724
Residential mortgage	48,270	-	-	-	48,270
Home equity	23,248	218	683	-	24,149
Consumer	8,013	-	-	-	8,013
	$450,979	$11,029	$20,709	$-	$482,717

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Impaired loans by loan portfolio class as of December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$192	$870	$-	$463	$1,382	$-
Commercial real estate	6,570	10,773	-	5,696	9,296	-
Commercial real estate - construction	-	-	-	584	592	-
Home equity	124	261	-	251	386	-
Consumer	-	578	-	-	-	-

With an allowance recorded:
Commercial and industrial	$223	$351	$111	$656	$792	$451
Commercial real estate	2,514	2,672	1,200	3,202	3,410	1,380
Commercial real estate - construction	54	53	54	-	-	-
Home equity	67	71	18	74	77	15

Total:
Commercial and industrial	$415	$1,221	$111	$1,119	$2,174	$451
Commercial real estate	9,084	13,445	1,200	8,898	12,706	1,380
Commercial real estate - construction	54	53	54	584	592	-
Home equity	191	332	18	325	463	15
Consumer	-	578	-	-	-	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$462	$1	$752	$84	$1,222	$11
Commercial real estate	7,329	21	6,000	278	9,317	-
Commercial real estate - construction	-	-	1,016	18	1,858	-
Lease financing	-	-	-	-	181	-
Residential mortgage	-	-	-	28	97	-
Home equity	179	4	266	-	283	-
Consumer	292	-	-	-	-	-

With an allowance recorded:
Commercial and industrial	$242	$-	$670	$-	$938	$-
Commercial real estate	2,727	-	3,281	-	4,384	-
Commercial real estate - construction	54	-	-	-	-	-
Residential mortgage	-	-	-	-	10	-
Home equity	71	-	76	-	25	-

Total:
Commercial and industrial	$704	$1	$1,422	$84	$2,160	$11
Commercial real estate	10,056	21	9,281	278	13,701	-
Commercial real estate - construction	54	-	1,016	18	1,858	-
Lease financing	-	-	-	-	181	-
Residential mortgage	-	-	-	28	107	-
Home equity	250	4	342	-	308	-
Consumer	292	-	-	-	-	-

Non-accrual loans by loan portfolio class as of December 31, 2012 and 2011 are summarized as follows:

(Dollars in thousands)	2012	2011

Commercial and industrial	$264	$1,117
Commercial real estate	10,785	8,899
Commercial real estate - construction	54	584
Residential mortgage	537	703
Home equity	191	496
Consumer	-	1
	$11,831	$11,800

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2012 and 2011 are summarized as follows:

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$123	$361	$234	$718	$77,165	$77,883	$-
Commercial real estate	1,785	5,618	8,248	15,651	269,216	284,867	-
Commercial real estate - construction	-	-	54	54	33,177	33,231	-
Lease financing	1		-	1	1,304	1,305	-
Residential mortgage	495	35	531	1,061	56,394	57,455	-
Home equity	96	-	147	243	22,677	22,920	-
Consumer	1	2	-	3	6,556	6,559	-
Total	$2,501	$6,016	$9,214	$17,731	$466,489	$484,220	$-

(Dollars in thousands) December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$141	$663	$1,052	$1,856	$75,074	$76,930	$-
Commercial real estate	1,037	909	6,204	8,150	284,746	292,896	-
Commercial real estate - construction	6	-	584	590	30,145	30,735	-
Lease financing	-	-	-	-	1,724	1,724	-
Residential mortgage	410	11	691	1,112	47,158	48,270	-
Home equity	111	-	428	539	23,610	24,149	-
Consumer	15	3	1	19	7,994	8,013	-
Total	$1,720	$1,586	$8,960	$12,266	$470,451	$482,717	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The allowance for loan and lease losses and recorded investment in financing receivables for the years ended December 31, 2012 and 2011 and as of December 31, 2012 and 2011 are as follows:

(Dollars in thousands) December 31, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(834)	(493)	(6)	-	(195)	(268)	(592)	-	(2,388)
Recoveries	31	13	2	-	-	10	33	-	89
Provisions	(173)	48	45	(1)	414	264	573	(134)	1,036
Ending balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Ending balance: individually evaluated for impairment	$111	$1,200	$54	$-	$-	$18	$-	$-	$1,383
Ending balance: collectively evaluated for impairment	$1,187	$1,912	$10	$1	$581	$325	$101	$9	$4,126

Loans receivables:
Ending balance	$77,883	$284,867	$33,231	$1,305	$57,455	$22,920	$6,559	$-	$484,220
Ending balance: individually evaluated for impairment	$415	$9,084	$54	$-	$-	191	$-	$-	$9,744
Ending balance: collectively evaluated for impairment	$77,468	$275,783	$33,177	$1,305	$57,455	$22,729	$6,559	$-	$474,476

(Dollars in thousands) December 31, 2011	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061
Charge-offs	(546)	(545)	-	(44)	(310)	(40)	(102)	-	(1,587)
Recoveries	10	26	-	6	19	5	27	-	93
Provisions	363	447	(136)	39	434	9	101	(52)	1,205
Ending balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Ending balance: individually evaluated for impairment	$451	$1,380	$-	$-	$-	$15	$-	$-	$1,846
Ending balance: collectively evaluated for impairment	$1,823	$2,164	$23	$2	$362	$322	$87	$143	$4,926

Loans receivables:
Ending balance	$76,930	$292,896	$30,735	$1,724	$48,270	$24,149	$8,013	$-	$482,717
Ending balance: individually evaluated for impairment	$1,119	$8,898	$584	$-	$-	$325	$-	$-	$10,926
Ending balance: collectively evaluated for impairment	$75,811	$283,998	$30,151	$1,724	$48,270	$23,824	$8,013	$-	$471,791

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The recorded investments in troubled debt restructured loans at December 31, 2012 and 2011 are as follows:

(Dollars in thousands) December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$30
Commercial real estate	7,326	3,748	2,916
Residential mortgage	558	552	448
	$7,924	$4,335	$3,394

(Dollars in thousands) December 31, 2011	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$32
Commercial real estate	8,315	4,568	3,955
Residential mortgage	698	691	599
Home equity	29	28	16
	$9,082	$5,322	$4,602

Mid Penn’s troubled debt restructured loans at December 31, 2012 totaled $3,394,000, of which, $426,000, representing seven loans, are accruing residential mortgages in compliance with the terms of the modification.  The remaining $2,968,000, representing 10 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate.  As of December 31, 2012, charge offs associated with troubled debt restructured loans while under a forbearance agreement totaled $0.  As of December 31, 2012, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  One forbearance agreement was negotiated during 2008, 12 forbearance agreements were negotiated during 2009, while the remaining four were negotiated during 2010.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Changes in the allowance for loan and lease losses for the years 2012, 2011 and 2010 are summarized as follows:

(Dollars in thousands)	2012	2011	2010
Balance, January 1	$6,772	$7,061	$7,686
Provision for loan and lease losses	1,036	1,205	2,635
Loans and leases charged off	(2,388)	(1,587)	(3,434)
Recoveries on loans and leases charged off	89	93	174
Balance, December 31	$5,509	$6,772	$7,061

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $2,974,000, $1,942,000, and $3,819,000, in the years ended December 31, 2012, 2011, and 2010, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(8)           Bank Premises and Equipment

At December 31, 2012 and 2011, bank premises and equipment are as follows:

(Dollars in thousands)	2012	2011
Land	$2,712	$2,752
Buildings	10,007	10,478
Furniture, fixtures, and equipment	9,045	7,946
Land and Leasehold improvements	828	725
Construction in progress	3	254
	22,595	22,155
Less accumulated depreciation	(9,472)	(8,831)
	$13,123	$13,324

Depreciation expense was $1,153,000 in 2012, $1,230,000 in 2011, and $1,302,000 in 2010.

(9)           Deposits

At December 31, 2012 and 2011, time deposits amounted to $163,653,000 and $201,892,000, respectively.  Interest expense on such certificates of deposit amounted to $3,683,000, $5,358,000, and $6,877,000 for the years ended December 31, 2012, 2011  and 2010, respectively.

These time deposits at December 31, 2012, mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $100,000	$100,000 or more
Maturing in 2013	$44,116	$25,547
Maturing in 2014	28,381	15,276
Maturing in 2015	18,132	11,476
Maturing in 2016	8,103	3,433
Maturing in 2017	3,451	1,629
Maturing thereafter	3,160	949
	$105,343	$58,310

Brokered deposits included in the deposit totals equaled $4,128,000 at December 31, 2012 and $13,354,000 at December 31, 2011.  Deposits and other funds from related parties held by Mid Penn at December 31, 2012 and 2011 amounted to $6,804,000 and $9,201,000, respectively.

(10)         Short-term Borrowings

There were no short-term borrowings as of December 31, 2012 or 2011.  The Bank has a line of credit commitment from the Federal Home Loan Bank (“FHLB”) for overnight borrowings up to $40,000,000.  This line is collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with correspondent banks amounting to $12,500,000 at December 31, 2012.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(11)         Long-term Debt

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and through its membership, the Bank can access a number of credit products, which are utilized to provide liquidity.  The maximum borrowing capacity available to the Bank at the FHLB at December 31, 2012 was $216,209,000, which includes the line of credit commitment for overnight borrowings.  As of December 31, 2012 and 2011, the Bank had long-term debt in the amount of $22,510,000 and $22,701,000, respectively, consisting of:

(Dollars in thousands)	At December 31,
	2012	2011
Loans maturing in 2013 with rates ranging from 3.24% to 4.75%	$14,189	$14,213
Loans maturing in 2015 at a rate of 4.18%	5,000	5,000
Loans maturing in 2026 at a rate of 4.80%	3,245	3,409
Loans maturing in 2027 at a rate of 6.71%	76	79
	$22,510	$22,701

The aggregate amounts due on long-term debt subsequent to December 31, 2012 are $14,365,000 (2013), $184,000 (2014), $5,193,000 (2015), $203,000 (2016), $213,000 (2017), and $2,352,000 thereafter.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

There were no transfers of assets between fair value Level 1 and Level 2 for the year ended December 31, 2012. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$17,740	$-	$17,740	$-
Mortgage-backed U.S. government agencies	66,686	-	66,686	-
State and political subdivision obligations	69,479	-	69,479	-
Equity securities	390	390	-	-
	$154,295	$390	$153,905	$-

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,617	$-	$27,617	$-
Mortgage-backed U.S. government agencies	82,668	-	82,668	-
State and political subdivision obligations	48,366	-	48,366	-
Equity securities	392	392	-	-
	$159,043	$392	$158,651	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$3,075	$-	$-	$3,075
Foreclosed Assets Held for Sale	105	-	-	105

(Dollars in thousands)		Fair value measurements at December 31, 2011 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$5,621	$-	$-	$5,621
Foreclosed Assets Held for Sale	240	-	-	240

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of December 31, 2012:

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$3,075	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (28%)
Foreclosed Assets Held for Sale	$105	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable
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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2012 and 2011.

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$15,473	$15,473	$17,841	$17,841
Interest-bearing time balances with other financial institutions	23,563	23,563	27,477	27,477
Investment securities	154,295	154,295	159,043	159,043
Net loans and leases	478,711	495,181	475,945	498,029
Restricted investment in bank stocks	2,503	2,503	3,120	3,120
Accrued interest receivable	2,893	2,893	3,067	3,067
Mortgage servicing rights	233	233	173	173

Financial liabilities:
Deposits	$625,461	$629,096	$634,055	$644,474
Long-term debt	22,510	23,240	22,701	24,609
Accrued interest payable	620	620	1,064	1,064

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2012.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, and accrued interest receivable and payable.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  This table excludes financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$478,711	$495,181	$-	$-	$495,181

Financial instruments - liabilities
Deposits	$625,461	$629,096	$-	$629,096	$-
Long-term debt	22,510	23,240	-	23,240	-

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

For full-time employees who retire after at least 20 years of service, Mid Penn will pay premiums for major medical insurance (as provided to active employees) for a period ending on the earlier of the date the participant obtains other employment where major medical coverage is available or the date of the participant's death; however, in all cases payment of medical premiums by Mid Penn will not exceed five years.  If the retiree becomes eligible for Medicare within the five-year period beginning on his/her retirement date, the Bank may pay, at its discretion, premiums for 65 Special coverage or a similar supplemental coverage.  After the five-year period has expired, all Mid Penn paid benefits cease; however, the retiree may continue coverage through the Bank at his/her own expense.  This Plan was amended in 2008 to encompass only those employees that had achieved ten years of full-time continuous service to Mid Penn as of January 1, 2008.  Employees hired after that date and those that had not achieved the service requirements are not eligible for the Plan.

(b)	Life Insurance

For full-time employees who retire after at least 20 years of service, Mid Penn will provide term life insurance.  The amount of coverage prior to age 65 will be three times the participant's annual salary at retirement or $50,000, whichever is less.  After age 65, the life insurance coverage amount will decrease by 10% per year, subject to a minimum amount of $2,000.

(c)	Directors’ Retirement Plan

Mid Penn has an unfunded defined benefit retirement Plan for directors with benefits based on years of service.  The adoption of this Plan generated unrecognized prior service cost of $274,000, which is being amortized over the expected future years of service of active directors.  The unamortized balance at December 31, 2012, was $129,000.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Health and Life

The following tables provide a reconciliation of the changes in the Plan’s health and life insurance benefit obligations and fair value of Plan assets for the years ended December 31, 2012 and 2011, and a statement of the funded status at December 31, 2012 and 2011:

(Dollars in thousands)	December 31,
	2012	2011
Change in benefit obligations:
Benefit obligations, January 1	$904	$868
Service cost	21	22
Interest cost	37	42
Actuarial gain	(76)	(78)
Change in assumptions	38	80
Benefit payments	(30)	(30)
Benefit obligations, December 31	$894	$904

Change in fair value of plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	30	30
Benefit payments	(30)	(30)
Fair value of plan assets, December 31	$-	$-

Funded status at year end	$(894)	$(904)

The amount recognized in the consolidated balance sheet at December 31, 2012 and 2011, is as follows:

(Dollars in thousands)	2012	2011
Accrued benefit liability	$894	$904

The amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2012	2011
Net loss, pretax	$37	$74
Prior service cost, pretax	(2)	(3)

The accumulated benefit obligation for health and life insurance plans was $894,000 and $904,000 at December 31, 2012 and 2011, respectively.

The estimated prior service costs that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2013 is ($1,053).

The components of net periodic postretirement benefit cost for 2012, 2011 and 2010 are as follows:

(Dollars in thousands)	2012	2011	2010
Service cost	$21	$22	$22
Interest cost	37	42	44
Amortization of prior service cost	(1)	(1)	(1)
Net periodic postretirement benefit cost	$57	$63	$65

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2012 and 2011  are as follows:

	2012	2011
Weighted-average assumptions:
Discount rate	4.00%	4.50%
Rate of compensation increase	3.00%	3.50%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Weighted-average assumptions:
Discount rate	4.50%	5.50%	5.75%
Rate of compensation increase	3.50%	4.50%	4.75%

Assumed health care cost trend rates at December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Health care cost trend rate assumed for next year	7.50%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the
ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care Plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$5	$4
Effect on accumulated postretirement benefit obligation	68	61

Mid Penn expects to contribute $37,000 to its life and health benefit Plans in 2013.  The following table shows the estimated benefit payments for future periods:

(Dollars in thousands)
1/1/2013 to 12/31/2013	$37
1/1/2014 to 12/31/2014	47
1/1/2015 to 12/31/2015	64
1/1/2016 to 12/31/2016	73
1/1/2017 to 12/31/2017	69
1/1/2018 to 12/31/2022	370

Benefit obligations were measured as of December 31, 2012,  for the postretirement benefit Plan.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit Plan’s benefit obligations and fair value of Plan assets for the years ended December 31, 2012 and 2011 and a statement of the status at December 31, 2012 and 2011.  This Plan is unfunded.

(Dollars in thousands)	December 31,
	2012	2011
Change in benefit obligations:
Benefit obligations, January 1	$1,069	$998
Service cost	22	24
Interest cost	49	53
Actuarial loss	10	3
Change in assumptions	5	51
Change due to plan amendment	53	-
Benefit payments	(69)	(60)
Benefit obligations, December 31	$1,139	$1,069

Change in fair value of plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	69	60
Benefit payments	(69)	(60)
Fair value of plan assets, December 31	$-	$-

Funded status at year end	$(1,139)	$(1,069)

Amounts recognized in the consolidated balance sheet at December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011
Accrued benefit liability	$1,139	$1,069

Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2012	2011
Net prior service cost, pretax	$129	$151
Net loss, pretax	41	26

The accumulated benefit obligation for the retirement Plan was $1,139,000 at December 31, 2012 and $1,069,000 at December 31, 2011.

The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is $21,525.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The components of net periodic retirement cost for 2012, 2011 and 2010 are as follows:

(Dollars in thousands)	2012	2011	2010
Service cost	$22	$24	$23
Interest cost	49	53	54
Amortization of prior-service cost	22	22	21
Net periodic retirement cost	$93	$99	$98

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2012 and 2011 are as follows:

	2012	2011
Weighted-average assumptions:
Discount rate	4.00%	4.50%
Change in consumer price index	2.00%	2.50%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Weighted-average assumptions:
Discount rate	4.50%	5.50%	5.75%
Change in consumer price index	2.50%	3.00%	3.25%

Mid Penn expects to contribute $87,000 to its retirement Plan in 2013.  The following table shows the estimated benefit payments for future periods:

(Dollars in thousands)
1/1/2013 to 12/31/2013	$87
1/1/2014 to 12/31/2014	89
1/1/2015 to 12/31/2015	92
1/1/2016 to 12/31/2016	94
1/1/2017 to 12/31/2017	96
1/1/2018 to 12/31/2022	491

Plan benefit obligations were measured as of December 31, 2012 for the directors’ defined benefit Plan.

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,513,000 and $3,408,000 at December 31, 2012 and 2011, respectively.

(14)        Other Benefit Plans

(a)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution Plan covering substantially all employees.  The Bank did not contribute to the Plan in 2012,  2011, or 2010.

(b)	Deferred Compensation Plans

The Bank has an executive deferred compensation Plan, which allows an executive officer to defer compensation for a specified period in order to provide future retirement income.  The only participant in this Plan is a former executive officer.  At December 31, 2012 and 2011, the Bank had accrued a liability of approximately $192,000 and $181,000, respectively, for this Plan.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The Bank also has a directors’ deferred compensation Plan, which allows directors to defer receipt of fees for a specified period in order to provide future retirement income.  At December 31, 2012 and 2011, the Bank had accrued a liability of approximately $423,000 and $501,000, respectively, for this Plan.

(c)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2012 and 2011, the Bank has accrued a liability of approximately $192,000 and $179,000, respectively, for the Agreement.  The expense related to the Agreement was $13,000 for 2012, $12,000 for 2011, and $11,000 for 2010.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which informally funds the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,143,000 and $1,107,000 at December 31, 2012 and 2011, respectively.

(d)	Employee Stock Ownership Plan

Mid Penn has an Employee Stock Ownership Plan (“ESOP”) covering substantially all employees. Contributions to the ESOP are made at the discretion of the Board of Directors.  Total expense related to Mid Penn’s contribution to the ESOP for 2012, 2011 and 2010 was $0, respectively.  The ESOP held 38,799 and 41,873 common shares of Mid Penn stock as of December 31, 2012, and December 31, 2011, respectively, all of which were allocated to Plan participants.  The ESOP shares are valued using Level 1 inputs as there is an active market for identical assets at the measurement date.  At December 31, 2012, the fair value of Mid Penn stock on the NASDAQ Stock Market was $11.19 per common share, resulting in a total fair value of the ESOP of $434,000.  Shares held by the ESOP are considered outstanding for purposes of calculating earnings per share. Dividends paid on shares held by the ESOP are charged to retained earnings.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2012 and 2011, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,694,000 and $1,661,000, respectively.

(f)	401(k) Plan

The Bank has a 401(k) Plan that covers substantially all full-time employees.  The Plan allows employees to contribute a portion of their salaries and wages to the Plan.  The Plan provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the Plan was $111,000, $115,000, and $90,000 for the years ending December 31, 2012, 2011, and 2010, respectively.

(g)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The Plan allows employees to use a portion of their salaries and wages to purchase common shares of Mid Penn stock at the market value of shares at the end of each calendar quarter.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(15)         Federal Income Taxes

            The following temporary differences gave rise to the net deferred tax asset at December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan and lease losses	$1,873	$2,283
Loan fees	198	266
Benefit plans	974	1,082
Nonaccrual interest	1,204	882
AMT Credit Carryforward	333	-
Other	108	182
	4,690	4,695

Deferred tax liabilities:
Depreciation	(1,109)	(897)
Bond accretion	(80)	(115)
Goodwill and intangibles	(234)	(191)
Unrealized gain on securities	(1,253)	(1,053)
Prepaid expenses	(222)	-
Other	(3)	-
	(2,901)	(2,256)
Deferred tax asset, net	$1,789	$2,439

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

The provision for (benefit from) income taxes consists of the following:

(Dollars in thousands)	2012	2011	2010
Current	$794	$1,749	$704
Deferred	450	(526)	(288)
Total provision for income taxes	$1,244	$1,223	$416

A reconciliation of income tax at the statutory rate to Mid Penn's effective rate is as follows:

(Dollars in thousands)	2012	2011	2010
Provision at the expected statutory rate	$2,106	$1,960	$1,076
Effect of tax-exempt income	(827)	(710)	(635)
Effect of investment in life insurance	(84)	(88)	(92)
Nondeductible interest	49	49	51
Other items	-	12	16
Provision for income taxes	$1,244	$1,223	$416

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2012, 2011, or 2010.  There were no amounts accrued for interest and penalties at December 31, 2012 or 2011.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania.  Mid Penn is no longer subject to examination by taxing authorities for years before 2009.  Tax years 2009 through the present, with limited exception, remain open to examination.

(16)         Core Deposit Intangible

A summary of core deposit intangible is as follows at December 31, 2012.

(Dollars in thousands)	2004	2006
	Acquisition	Acquisition	Total
Gross carrying amount	$291	$232	$523
Less accumulated amortization	(291)	(176)	(467)
Net carrying amount	$-	$56	$56

The core deposit intangibles for the acquisitions are being amortized over the weighted average useful life of 8 years, with no estimated residual value.

            Amortization expense amounted to $45,000 in 2012 and $65,000 in 2011 and 2010.

            The estimated amortization expenses of intangible assets for each of the two succeeding fiscal years are as follows:

(Dollars in thousands)
2013	$29
2014	27
$56

(17)         Regulatory Matters

Mid Penn Bancorp, Inc., is a bank holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2012 and December 31, 2011, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

The FDIC has also adopted a prepayment of projected deposit insurance premiums for a three-year period that would be paid on December 30, 2009. The prepayment was approximately $2,719,000 for the Corporation.  The prepayment will be carried as a prepaid expense in other assets on the balance sheet and amortized into expense in the operating period to which it applies.  As of December 31, 2012, the unamortized balance was $12,000.  The prepayment period ended on December 31, 2012, and any excess funds in the prepaid account will be refunded by the FDIC in 2013.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  At December 31, 2012, $0 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2012, and December 31, 2011, as follows:

(Dollars in thousands)			Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,822	6.8%	$28,530	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	48,822	10.0%	19,593	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	54,421	11.1%	39,185	8.0%		N/A	N/A

Bank
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,764	6.9%	$28,111	4.0%		$35,138	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,764	10.0%	19,593	4.0%		29,389	6.0%
Total Capital (to Risk Weighted Assets)	54,363	11.1%	39,185	8.0%		48,981	10.0%

Corporation
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,451	7.0%	$28,679	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	50,451	10.3%	19,566	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	56,513	11.6%	39,132	8.0%		N/A	N/A

Bank
As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$50,265	7.1%	$28,326	4.0%		$35,408	5.0%
Tier 1 Capital (to Risk Weighted Assets)	50,265	10.4%	19,367	4.0%		29,051	6.0%
Total Capital (to Risk Weighted Assets)	56,327	11.6%	38,735	8.0%		48,419	10.0%

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

The Bank evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.  Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.  The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for direct, funded loans.

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

As of December 31, 2012, commitments to extend credit amounted to $99,958,000 and standby letters of credit amounted to $10,417,000.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Significant concentration of credit risk may occur when obligations of parties engaged in similar activities occur and accumulate in significant amounts.

In analyzing the Bank's exposure to significant concentration of credit risk, management set a parameter of 10% or more of the Bank's total net loans outstanding as the threshold in determining whether the obligations of the same or affiliated parties would be classified as significant concentration of credit risk.  Concentrations by industry, product line, type of collateral, etc., are also considered.  U.S. Treasury securities, obligations of U.S. government agencies and corporations, and any assets collateralized by the same were excluded.

As of December 31, 2012, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in Central Pennsylvania, specifically within the Bank's trading area made up of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County.

The Bank's highest concentrations of credit within the loan portfolio are in the areas of Commercial Real Estate financing (52.7%) as of December 31, 2012.

(19)         Commitments and Contingencies

Operating Leases:

In April 2005, Mid Penn entered into a non-cancelable operating lease agreement to lease approximately 2,500 square feet of office space in the downtown Harrisburg area, with the initial term extending through April 2010.  Mid Penn has the option to renew this lease for two additional five-year periods and has exercised the first of these options, extending the term of the lease through April of 2015.  Mid Penn also has entered into a non-cancelable lease on a drive-up ATM site in Halifax, PA.  This lease was renewed in 2012 and runs through October of 2015.  In December 2011, Mid Penn entered into a non-cancelable operating lease agreement to lease approximately 5,900 square feet of office space on Derry St. in the Harrisburg area, with the initial term extending through November 2014.  Mid Penn has the option to renew this lease for two additional three-year periods.

Minimum future rental payments under these operating leases as of December 31, 2012 are as follows:

(Dollars in thousands)

2013	$114
2014	113
2015	28
$255

Mid Penn paid rent payments in 2012, 2011, and 2010 of $120,000, $79,000, and $90,000, respectively.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(21)         Preferred Stock

On December 19, 2008, Mid Penn entered into and closed a Letter Agreement with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in the Mid Penn Bank under the Treasury’s Capital Purchase Program (the “CPP”).  Under the letter agreement, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference (“Series A Preferred Stock”), and (2) warrants to purchase up to 73,099 shares of Mid Penn common stock at an exercise price of $20.52 per share (the “Warrants”).

On December 28, 2012, Mid Penn entered into a letter agreement with the Treasury pursuant to which Mid Penn repurchased from the Treasury all 10,000 shares of the Series A Preferred Stock issued to the Treasury which constitutes all of the issued and outstanding shares of Series A Preferred Stock.  Mid Penn repurchased the Series A Preferred Stock for a purchase price equal to the aggregate liquidation amount of the Preferred Stock of $10,000,000, plus accrued but unpaid dividends of $59,722. All 10,000 shares of Series A Preferred Stock have subsequently been cancelled.

On January 23, 2013, Mid Penn entered into a letter agreement with the Treasury pursuant to which Mid Penn repurchased from the Treasury on that date the Warrants for $58,479. The Warrants have subsequently been cancelled.

As of the date hereof, Mid Penn has no further financial obligations under the Series A Preferred Stock, the Warrants or the Treasury’s CPP.

(22)         Stock Issued Under Private Placement Offering

On September 26, 2012, Mid Penn filed with the Pennsylvania Department of State a Statement with Respect to Shares which, effective upon filing, designated a series of preferred stock as “7% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B” (“Series B Preferred Stock”), and set forth the voting and other powers, designations, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions of the Series B Preferred Stock.

Sales of Preferred Stock

Mid Penn sold shares of its Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.

Between September 26, 2012, and December 31, 2012, Mid Penn sold 4,880 shares of its Series B Preferred Stock for total gross proceeds of $4,880,000, which have been offset by issuance costs of $50,000.  On January 3, 2013, 120 additional shares were sold resulting in total gross proceeds of $5,000,000 for the Series B Preferred Stock offering.

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of December 31, 2012:

(Dollars in thousands)

Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
Total	4,880	$4,880,000

Terms of the Series B Preferred Stock

The annual dividend rate for the Series B Preferred Stock is 7% per annum of the liquidation preference of the Series B Preferred Stock or $70.00 per annum for each share of Series B Preferred Stock.  The Board of Directors must approve each dividend payment from legally available funds.  Dividends are payable to holders of record of the Series B Preferred Stock as they appear on our books on the record dates fixed by our Board of Directors.  Dividends on any of Series B Preferred Stock are non-cumulative and we currently expect them to be declared quarterly for payment on February 15, May 15, August 15, and November 15 of each year.  If a dividend payment date is not a business day, the dividend will be paid on the immediately preceding business day but no additional dividend payment will be prorated from the date of purchase to the first dividend payment date over a quarterly dividend period of 90 days.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Mid Penn may redeem shares of its Series B Preferred Stock at its option, in whole or in part, at any time subject to prior approval of the Federal Reserve Board, if then required, at a redemption price of $1,020 per share of Series B Preferred Stock plus an amount equal to any declared but unpaid dividends and in accordance with the terms and conditions set forth in a Certificate of Designations for the Series B Preferred Stock as filed with the Pennsylvania Department of State.

(23)          Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$48	$50
Investment in subsidiaries	52,162	53,322
Other assets	25	80
Total assets	$52,235	$53,452

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$15	$-
Shareholders' equity	52,220	53,452
Total liabilities and shareholders' equity	$52,235	$53,452

CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)	For Years Ended December 31,
	2012	2011	2010

Other Income	$4	$-	$-
Dividends from subsidiaries	6,628	1,246	575
Undistributed (loss) earnings of subsidiaries	(1,538)	3,398	2,301
Other expenses	(217)	(153)	(193)
Income tax benefit	74	52	65
Net income	4,951	4,543	2,748
Preferred stock dividends & discount accretion	514	514	514
Net income available to common shareholders	$4,437	$4,029	$2,234

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,951	$4,543	$2,748
Undistributed loss (earnings) of subsidiaries	1,538	(3,398)	(2,301)
Decrease (increase) in other assets	40	(52)	-
Increase in other liabilities	15	-	-
Net cash provided by operating activities	6,544	1,093	447

CASH FLOWS FROM FINANCING ACTIVITIES

Investment in subsidiaries	-	-	(5)
Dividends paid	(1,432)	(1,196)	(500)
Series A preferred stock redemption	(10,000)	-	-
Series B preferred stock issuance, net of costs	4,830	-	-
Employee Stock Purchase Plan	56	38	-
Net cash used in financing activities	(6,546)	(1,158)	(505)
Net decrease in cash and cash equivalents	(2)	(65)	(58)
Cash and cash equivalents, beginning of year	50	115	173
Cash and cash equivalents, end of year	$48	$50	$115

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(24)          Recent Accounting Pronouncements

Accounting Standard Update 2013-02: Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income.  This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, on the respective line items in the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  Reclassifications that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period are required to be cross-referenced to other U.S. GAAP disclosures that provide additional detail about those amounts.  This is the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account rather than directly to income or expense in the same reporting period.  For example, some portion of net periodic pension cost is immediately reported in net income, but other portions may be capitalized to an asset balance such as fixed assets or inventory.  An entity with significant defined benefit pension costs reclassified out of accumulated other comprehensive income but not to net income in its entirety in the same reporting period should identify the amount of each pension cost component reclassified out of accumulated other comprehensive income and make reference to the relevant pension cost disclosure that provides greater detail about these reclassifications.

The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income.

The provisions of this ASU are effective for public entities prospectively for reporting periods beginning after December 15, 2012.  Mid Penn has included these reclassification adjustments in the consolidated financial statements contained herein.  Early adoption is permitted.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(25)         Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2012 and 2011.

(Dollars in thousands, except per share data)	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,710	$7,885	$7,458	$7,313
Interest Expense	2,033	1,862	1,688	1,542
Net Interest Income	5,677	6,023	5,770	5,771
Provision for Loan and Lease Losses	300	225	150	361
Net Interest Income After Provision for Loan Losses	5,377	5,798	5,620	5,410
Noninterest Income	738	931	1,057	957
Noninterest Expense	4,738	4,947	5,082	4,926
Income Before Provision for Income Taxes	1,377	1,782	1,595	1,441
Provision for Income Taxes	243	422	329	250
Net Income	1,134	1,360	1,266	1,191
Preferred Stock Dividends and Discount Accretion	128	129	128	129
Net Income Available to Common Shareholders	$1,006	$1,231	$1,138	$1,062
Per Share Data:
Basic Earnings Per Share	$0.29	$0.35	$0.33	$0.30
Diluted Earnings Per Share	0.29	0.35	0.33	0.30
Cash Dividends	0.05	0.05	0.05	0.10

(Dollars in thousands, except per share data)	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,453	$8,075	$7,994	$8,023
Interest Expense	2,470	2,485	2,375	2,192
Net Interest Income	4,983	5,590	5,619	5,831
Provision for Loan and Lease Losses	200	550	405	50
Net Interest Income After Provision for Loan Losses	4,783	5,040	5,214	5,781
Noninterest Income	758	705	764	769
Noninterest Expense	4,300	4,408	4,534	4,806
Income Before Provision for Income Taxes	1,241	1,337	1,444	1,744
Provision for Income Taxes	241	278	312	392
Net Income	1,000	1,059	1,132	1,352
Preferred Stock Dividends and Discount Accretion	128	129	128	129
Net Income Available to Common Shareholders	$872	$930	$1,004	$1,223
Per Share Data:
Basic Earnings Per Share	$0.25	$0.27	$0.29	$0.35
Diluted Earnings Per Share	0.25	0.27	0.29	0.35
Cash Dividends	0.05	0.05	0.05	0.05

MID PENN BANCORP, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2012. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded, as of December 31, 2012,  that, Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that Mid Penn’s internal control over financial reporting, as of December 31, 2012, is effective based on those criteria.

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

None

MID PENN BANCORP, INC.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank. The Corporation amended the Code of Ethics twice in 2005 and a copy of the Code of Ethics is included as Exhibit 14 to the Form 8-K filed with the Securities and Exchange Commission on March 9, 2005.  A request for the Corporation’s Code of Ethics can be made in writing to Kevin W. Laudenslager, 349 Union Street, Millersburg, PA 17061, by telephone at 1-866-642-7736, or through the Mid Penn website at midpennbank.com.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders, which pages are incorporated herein by reference. Mid Penn does not maintain any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 4:  Ratification of the Appointment of ParenteBeard, LLC as the Corporation’s Independent Registered Public Accounting firm for 2013” of Mid Penn’s definitive proxy statement to be used in connection with the 2013 Annual Meeting of Shareholders, which page is incorporated herein by reference.

MID PENN BANCORP, INC.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial statements are incorporated by reference in Part II, Item 8 hereof.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

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

3(ii)     Statement with Respect to Shares for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 28, 2012.)

3(iii)    The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.)

10.1       Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)  *

7.2

Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)  *

10.3         The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s

               Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

7.4	Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Registrant’s Annual

               Report on Form 10-K filed with the SEC on March 14, 2005.)  *

7.5	Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust.

               (Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)  *

11         Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

12         Statements re: Computation of Ratios. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

14	The Registrant’s Code of Ethics. (Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange

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

MID PENN BANCORP, INC.

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
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Arch 25, 2012
By: /s/ Rory G. Ritrievi Rory G. Ritrievi President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2013
By: /s/ Kevin W. Laudenslager Kevin W. Laudenslager Vice President, Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2013
By: /s/ Robert A. Abel Robert A. Abel, Director	March 25, 2013
By: /s/ Steven T. Boyer Steven T. Boyer, Director	March 25, 2013
By: /s/ Jere M. Coxon Jere M. Coxon, Director	March 25, 2013
By: /s/ Matthew G. DeSoto Matthew G. DeSoto, Director	March 25, 2013
By: /s/ Robert C. Grubic Robert C. Grubic, Director	March 25, 2013
By: /s/ Gregory M. Kerwin Gregory M. Kerwin, Director	March 25, 2013
By: /s/ Robert E. Klinger Robert E. Klinger, Director	March 25, 2013
By: /s/ Theodore W. Mowery Theodore W. Mowery, Director	March 25, 2013
By: /s/ John E. Noone John E. Noone, Director	March 25, 2013
By: /s/ William A. Specht, III William A. Specht, Director	March 25, 2013

MID PENN BANCORP, INC.

EXHIBIT 21

SUBSIDIARIES OF REGISTRANT

Name	State of Incorporation
Mid Penn Bank	Pennsylvania

Mid Penn Insurance Services, LLC	Pennsylvania

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration No. 333-170833) filed with the SEC on November 24, 2010, Form S-3/A (Registration No. 333-39341) filed with the SEC on October 7, 2005, Form S-3D (Registration No. 333-128958) filed with the SEC on October 12, 2005, and Form S-3 (Registration No. 333-156759) filed with the SEC on January 16, 2009 (effective February 4, 2009) of Mid Penn Bancorp, Inc. of our report dated March 25, 2013, relating to the consolidated financial statements which appears in the Annual Report on Form 10-K for the year ended December 31, 2012.

                                                                                                /s/ ParenteBeard LLC

ParenteBeard LLC

Harrisburg, Pennsylvania

March 25, 2013

MID PENN BANCORP, INC.

EXHIBIT 31.1

CERTIFICATION

I, Rory G. Ritrievi, certify that:

    1.   I have reviewed this annual report on Form 10-K of Mid Penn Bancorp, Inc.;

    2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

    3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

    4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By __/s/ Rory G. Ritrievi__ ___

       President and CEO

Date: March 25, 2013

MID PENN BANCORP, INC.

EXHIBIT 31.2

CERTIFICATION

I, Kevin W. Laudenslager, certify that:

    1.   I have reviewed this annual report on Form 10-K of Mid Penn Bancorp, Inc.;

    2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

    3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

    4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)        Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)        Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

    5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By __/s/ Kevin W. Laudenslager__ ___

       Vice President and Treasurer

Date: March 25, 2013

MID PENN BANCORP, INC.

Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND

PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADDED BY SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Mid Penn Bancorp, Inc. (the “Corporation”) on Form 10-K for the period ending December 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rory G. Ritrievi, President and CEO, and I, Kevin W. Laudenslager, Treasurer, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2.

To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Mid Penn Bancorp, Inc. as of the dates and for the periods expressed in the Report.

By __/s/ Rory G. Ritrievi________

        President and CEO

Date: March 25, 2013

By __/s/ Kevin W. Laudenslager   ____

                                                                                                Vice President and Treasurer

Date: March 25, 2013

MID PENN BANCORP, INC.

Exhibit 99.1

Mid-Atlantic Custom Peer Group

Company	City	State	Company	City	State
1st Colonial Bancorp, Inc.	Collingswood	NJ	Emclaire Financial Corp.	Emlenton	PA
1st Constitution Bancorp	Cranbury	NJ	Empire National Bank	Islandia	NY
Absecon Bancorp	Absecon	NJ	ENB Financial Corp	Ephrata	PA
Adirondack Trust Company	Saratoga Springs	NY	Enterprise National Bank N.J.	Kenilworth	NJ
Allegheny Valley Bancorp, Inc.	Pittsburgh	PA	ES Bancshares, Inc.	Newburgh	NY
American Bank Incorporated	Allentown	PA	Evans Bancorp, Inc.	Hamburg	NY
Annapolis Bancorp, Inc.	Annapolis	MD	Farmers and Merchants Bank	Upperco	MD
Apollo Bancorp, Inc.	Apollo	PA	Fidelity D & D Bancorp, Inc.	Dunmore	PA
Ballston Spa Bancorp, Inc.	Ballston Spa	NY	First Bank	Hamilton	NJ
Bancorp of New Jersey, Inc.	Fort Lee	NJ	First Community Financial Corporation	Mifflintown	PA
Bank of Akron	Akron	NY	First Keystone Corporation	Berwick	PA
Bank of Utica	Utica	NY	First National Bank of Groton	Groton	NY
BCSB Bancorp, Inc.	Baltimore	MD	First Resource Bank	Exton	PA
Berkshire Bancorp Inc.	New York	NY	Fleetwood Bank Corporation	Fleetwood	PA
Brunswick Bancorp	New Brunswick	NJ	FNB Bancorp, Inc.	Newtown	PA
Calvin B. Taylor Bankshares, Inc.	Berlin	MD	FNBM Financial Corporation	Minersville	PA
Capital Bank of New Jersey	Vineland	NJ	FNBPA Bancorp, Inc.	Port Allegany	PA
Carroll Bancorp, Inc.	Sykesville	MD	Frederick County Bancorp, Inc.	Frederick	MD
Carrollton Bancorp	Columbia	MD	Glen Burnie Bancorp	Glen Burnie	MD
CB Financial Services, Inc.	Carmichaels	PA	GNB Financial Services, Inc.	Gratz	PA
CBT Financial Corporation	Clearfield	PA	Greater Hudson Bank, National Assoc.	Middletown	NY
CCFNB Bancorp, Inc.	Bloomsburg	PA	Hamlin Bank and Trust Company	Smethport	PA
Cecil Bancorp, Inc.	Elkton	MD	Harford Bank	Aberdeen	MD
Citizens Financial Services, Inc.	Mansfield	PA	Harvest Community Bank	Pennsville	NJ
Citizens National Bank of Meyersdale	Meyersdale	PA	Highlands Bancorp, Inc.	Vernon	NJ
Clarion County Community Bank	Clarion	PA	Hilltop Community Bancorp, Inc.	Summit	NJ
Commercial National Financial Corporation	Latrobe	PA	Honat Bancorp, Inc.	Honesdale	PA
Community Bank of Bergen County	Maywood	NJ	Hopewell Valley Community Bank	Pennington	NJ
Community First Bank	Somerset	NJ	Howard Bancorp, Inc.	Ellicott City	MD
Community National Bank	Great Neck	NY	IBW Financial Corporation	Washington	DC
Community National Bank of Northwestern PA	Albion	PA	Jeffersonville Bancorp	Jeffersonville	NY
Community Partners Bancorp	Tinton Falls	NJ	Jonestown Bank and Trust Co.	Jonestown	PA
Cornerstone Financial Corp.	Mount Laurel	NJ	JTNB Bancorp, Inc.	Jim Thorpe	PA
County First Bank	La Plata	MD	Juniata Valley Financial Corp.	Mifflintown	PA
Damascus Community Bank	Damascus	MD	Kinderhook Bank Corporation	Kinderhook	NY
Delhi Bank Corp.	Delhi	NY	Kish Bancorp, Inc.	Reedsville	PA
Delmar Bancorp	Salisbury	MD	Landmark Bancorp, Inc.	Pittston	PA
Dimeco, Inc.	Honesdale	PA	Liberty Bell Bank	Marlton	NJ
DNB Financial Corporation	Downingtown	PA	Luzerne National Bank Corporation	Luzerne	PA
Elmer Bancorp, Inc.	Elmer	NJ	Lyons Bancorp, Inc.	Lyons	NY
Elmira Savings Bank	Elmira	NY	Manor Bank	Manor	PA
Embassy Bancorp, Inc.	Bethlehem	PA	Mars National Bank	Mars	PA

MID PENN BANCORP, INC.

Exhibit 99.1 (continued)

Mid-Atlantic Custom Peer Group (continued)

Company	City	State
Mauch Chunk Trust Financial Corp.	Jim Thorpe	PA
Mid Penn Bancorp, Inc.	Millersburg	PA
Mifflinburg Bank & Trust Company	Mifflinburg	PA
MNB Corporation	Bangor	PA
Muncy Bank Financial, Inc.	Muncy	PA
National Bank of Coxsackie	Coxsackie	NY
National Capital Bank of Washington	Washington	DC
Neffs Bancorp, Inc.	Neffs	PA
New Jersey Community Bank	Freehold	NJ
New Millennium Bank	New Brunswick	NJ
New Tripoli Bancorp, Inc.	New Tripoli	PA
Northumberland Bancorp	Northumberland	PA
Norwood Financial Corp.	Honesdale	PA
Old Line Bancshares, Inc.	Bowie	MD
Orange County Bancorp, Inc.	Middletown	NY
Parke Bancorp, Inc.	Sewell	NJ
Pascack Bancorp, Inc.	Waldwick	NJ
Patapsco Bancorp, Inc.	Dundalk	MD
Penns Woods Bancorp, Inc.	Williamsport	PA
Penseco Financial Services Corporation	Scranton	PA
Peoples Financial Services Corp.	Hallstead	PA
Peoples Limited	Wyalusing	PA
Putnam County National Bank of Carmel	Carmel	NY
QNB Corp.	Quakertown	PA
Republic First Bancorp, Inc.	Philadelphia	PA
Royal Bancshares of Pennsylvania, Inc.	Narberth	PA
Rumson-Fair Haven Bank & Trust Co.	Rumson	NJ
Scottdale Bank & Trust Company	Scottdale	PA
Shore Community Bank	Toms River	NJ
Solvay Bank Corporation	Solvay	NY
Somerset Hills Bancorp	Bernardsville	NJ
Somerset Trust Holding Company	Somerset	PA
Stewardship Financial Corporation	Midland Park	NJ
Sussex Bancorp	Franklin	NJ
Tri-County Financial Corporation	Waldorf	MD
Turbotville National Bancorp, Inc.	Turbotville	PA
UNB Corporation	Mount Carmel	PA
Unity Bancorp, Inc.	Clinton	NJ
VSB Bancorp, Inc.	Staten Island	NY
West Milton Bancorp, Inc.	West Milton	PA
Woodlands Financial Services Company	Williamsport	PA

MID PENN BANCORP, INC.

Exhibit 99.2

I, Rory G. Ritrievi, certify, based on my knowledge, that:

(i) The compensation committee of Mid Penn Bancorp, Inc. has discussed, reviewed, and evaluated with senior risk officer at least every six months during any part of the most recently completed fiscal year that was a TARP period (the applicable period), the senior executive officer (SEO) compensation plans and the employee compensation plans and the risks these plans pose to Mid Penn Bancorp, Inc.;

(ii) The compensation committee of Mid Penn Bancorp, Inc. has identified and limited during the applicable period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Mid Penn Bancorp, Inc., and identified any features of the employee compensation plans that pose risks to Mid Penn Bancorp, Inc. and has limited those features to ensure that Mid Penn Bancorp, Inc. is not unnecessarily exposed to risks;

(iii) The compensation committee has reviewed, at least every six months during the applicable period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of Mid Penn Bancorp, Inc. to enhance the compensation of an employee, and has limited those features that would encourage the manipulation of reported earnings of Mid Penn Bancorp, Inc.;

(iv) The compensation committee of Mid Penn Bancorp, Inc. will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The compensation committee of Mid Penn Bancorp, Inc. will provide a narrative description of how it limited during the applicable period the features in (A) SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Mid Penn Bancorp, Inc.; (B) Employee compensation plans that unnecessarily expose Mid Penn Bancorp, Inc. to risks; and (C) Employee compensation plans that could encourage the manipulation of reported earnings of Mid Penn Bancorp, Inc. to enhance the compensation of an employee;

(vi) Mid Penn Bancorp, Inc. has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or “clawback” provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) Mid Penn Bancorp, Inc. has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the applicable period.

(viii) Mid Penn Bancorp, Inc. has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the applicable period;

(ix) Mid Penn Bancorp, Inc. and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during the applicable period; and any expenses requiring approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility, were properly approved;

(x) Mid Penn Bancorp, Inc. will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the applicable period;

(xi) Mid Penn Bancorp, Inc. will disclose the amount, nature, and justification for the offering during the applicable period of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (viii);

(xii) Mid Penn Bancorp, Inc. will disclose whether Mid Penn Bancorp, Inc., the board of directors of Mid Penn Bancorp, Inc., or the compensation committee of Mid Penn Bancorp, Inc. has engaged during the applicable period, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) Mid Penn Bancorp, Inc. has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the applicable period;

MID PENN BANCORP, INC.

Exhibit 99.2 (continued)

(xiv) Mid Penn Bancorp, Inc. has substantially complied with all other requirements related to employee compensation that are provided in the agreement between Mid Penn Bancorp, Inc. and Treasury, including any amendments;

(xv) Mid Penn Bancorp, Inc. has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi) I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both.

Signed: /s/ Rory G. Ritrievi_________

            Rory G. Ritrievi

Date: March 25, 2013

MID PENN BANCORP, INC.

Exhibit 99.3

I, Kevin W. Laudenslager, certify, based on my knowledge, that:

(i) The compensation committee of Mid Penn Bancorp, Inc. has discussed, reviewed, and evaluated with senior risk officer at least every six months during any part of the most recently completed fiscal year that was a TARP period (the applicable period), the senior executive officer (SEO) compensation plans and the employee compensation plans and the risks these plans pose to Mid Penn Bancorp, Inc.;

(ii) The compensation committee of Mid Penn Bancorp, Inc. has identified and limited during the applicable period any features of the SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Mid Penn Bancorp, Inc., and identified any features of the employee compensation plans that pose risks to Mid Penn Bancorp, Inc. and has limited those features to ensure that Mid Penn Bancorp, Inc. is not unnecessarily exposed to risks;

(iii) The compensation committee has reviewed, at least every six months during the applicable period, the terms of each employee compensation plan and identified any features of the plan that could encourage the manipulation of reported earnings of Mid Penn Bancorp, Inc. to enhance the compensation of an employee, and has limited those features that would encourage the manipulation of reported earnings of Mid Penn Bancorp, Inc.;

(iv) The compensation committee of Mid Penn Bancorp, Inc. will certify to the reviews of the SEO compensation plans and employee compensation plans required under (i) and (iii) above;

(v) The compensation committee of Mid Penn Bancorp, Inc. will provide a narrative description of how it limited during the applicable period the features in (A) SEO compensation plans that could lead SEOs to take unnecessary and excessive risks that could threaten the value of Mid Penn Bancorp, Inc.; (B) Employee compensation plans that unnecessarily expose Mid Penn Bancorp, Inc. to risks; and (C) Employee compensation plans that could encourage the manipulation of reported earnings of Mid Penn Bancorp, Inc. to enhance the compensation of an employee;

(vi) Mid Penn Bancorp, Inc. has required that bonus payments, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), of the SEOs and twenty next most highly compensated employees be subject to a recovery or “clawback” provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria;

(vii) Mid Penn Bancorp, Inc. has prohibited any golden parachute payment, as defined in the regulations and guidance established under section 111 of EESA, to an SEO or any of the next five most highly compensated employees during the applicable period.

(viii) Mid Penn Bancorp, Inc. has limited bonus payments to its applicable employees in accordance with section 111 of EESA and the regulations and guidance established thereunder during the applicable period;

(ix) Mid Penn Bancorp, Inc. and its employees have complied with the excessive or luxury expenditures policy, as defined in the regulations and guidance established under section 111 of EESA, during the applicable period; and any expenses requiring approval of the board of directors, a committee of the board of directors, an SEO, or an executive officer with a similar level of responsibility, were properly approved;

(x) Mid Penn Bancorp, Inc. will permit a non-binding shareholder resolution in compliance with any applicable Federal securities rules and regulations on the disclosures provided under the Federal securities laws related to SEO compensation paid or accrued during the applicable period;

(xi) Mid Penn Bancorp, Inc. will disclose the amount, nature, and justification for the offering during the applicable period of any perquisites, as defined in the regulations and guidance established under section 111 of EESA, whose total value exceeds $25,000 for any employee who is subject to the bonus payment limitations identified in paragraph (viii);

(xii) Mid Penn Bancorp, Inc. will disclose whether Mid Penn Bancorp, Inc., the board of directors of Mid Penn Bancorp, Inc., or the compensation committee of Mid Penn Bancorp, Inc. has engaged during the applicable period, a compensation consultant; and the services the compensation consultant or any affiliate of the compensation consultant provided during this period;

(xiii) Mid Penn Bancorp, Inc. has prohibited the payment of any gross-ups, as defined in the regulations and guidance established under section 111 of EESA, to the SEOs and the next twenty most highly compensated employees during the applicable period;

MID PENN BANCORP, INC.

Exhibit 99.3 (continued)

(xiv) Mid Penn Bancorp, Inc. has substantially complied with all other requirements related to employee compensation that are provided in the agreement between Mid Penn Bancorp, Inc. and Treasury, including any amendments;

(xv) Mid Penn Bancorp, Inc. has submitted to Treasury a complete and accurate list of the SEOs and the twenty next most highly compensated employees for the current fiscal year and the most recently completed fiscal year, with the non-SEOs ranked in descending order of level of annual compensation, and with the name, title, and employer of each SEO and most highly compensated employee identified; and

(xvi) I understand that a knowing and willful false or fraudulent statement made in connection with this certification may be punished by fine, imprisonment, or both.

Signed: /s/ Kevin W. Laudenslager_________

            Kevin W. Laudenslager

Date: March 25, 2013