Form 10-Q
period 2013-03-31
MID PENN BANCORP INC
filed 2013-05-15
CIK 879635

UNITED STATES

SECURITIES AN Consolidated Balance Sheets (Unaudited)D EXCHANGE COMMI MID PENN BANCORP, INC.SSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Registrant’s telephone number, including area code 1.866.642.7736

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer   ☐     Accelerated Filer   ☐     Non-accelerated Filer  ☐      Smaller Reporting Company  ☑

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☑

As of May 15, 2013, the registrant had 3,491,030 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$15,640	$11,200
Interest-bearing balances with other financial institutions	1,204	1,273
Federal funds sold	24,641	3,000
Total cash and cash equivalents	41,485	15,473
Interest-bearing time deposits with other financial institutions	16,808	23,563
Available for sale investment securities	145,506	154,295
Loans and leases, net of unearned interest	495,196	484,220
Less: Allowance for loan and lease losses	(5,870)	(5,509)
Net loans and leases	489,326	478,711
Bank premises and equipment, net	13,157	13,123
Restricted investment in bank stocks	2,197	2,503
Foreclosed assets held for sale	772	843
Accrued interest receivable	2,846	2,893
Deferred income taxes	2,117	1,789
Goodwill	1,016	1,016
Core deposit and other intangibles, net	278	288
Cash surrender value of life insurance	8,201	8,143
Other assets	2,721	2,560
Total Assets	$726,430	$705,200
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$61,564	$57,977
Interest bearing demand	186,986	164,837
Money Market	205,222	210,588
Savings	29,694	28,406
Time	156,719	163,653
Total Deposits	640,185	625,461
Long-term debt	21,777	22,510
Accrued interest payable	736	620
Other liabilities	11,213	4,389
Total Liabilities	673,911	652,980
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 5,000 shares issued and outstanding at
March 31, 2013 and 4,880 shares issued and outstanding at December 31, 2012	5,000	4,880
Common stock, par value $1.00; authorized 10,000,000 shares; 3,491,030 shares issued and outstanding at March 31, 2013 and 3,489,684 shares issued and
outstanding at December 31, 2012	3,491	3,490
Additional paid-in capital	29,816	29,816
Retained earnings	12,321	11,741
Accumulated other comprehensive income	1,891	2,293
Total Shareholders’ Equity	52,519	52,220
Total Liabilities and Shareholders' Equity	$726,430	$705,200

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Interest & fees on loans and leases	$6,261	$6,791
Interest on interest-bearing balances	47	65
Interest and dividends on investment securities:
U.S. Treasury and government agencies	100	436
State and political subdivision obligations, tax-exempt	483	409
Other securities	6	5
Interest on federal funds sold and securities purchased
under agreements to resell	5	4
Total Interest Income	6,902	7,710
INTEREST EXPENSE
Interest on deposits	1,205	1,789
Interest on long-term debt	238	244
Total Interest Expense	1,443	2,033
Net Interest Income	5,459	5,677
PROVISION FOR LOAN AND LEASE LOSSES	495	300
Net Interest Income After Provision for Loan and Lease Losses	4,964	5,377
NONINTEREST INCOME
Income from fiduciary activities	139	112
Service charges on deposits	134	129
Net gain on sales of investment securities	-	16
Earnings from cash surrender value of life insurance	58	62
Mortgage banking income	110	122
ATM debit card interchange income	119	120
Other income	290	177
Total Noninterest Income	850	738
NONINTEREST EXPENSE
Salaries and employee benefits	2,857	2,596
Occupancy expense, net	310	278
Equipment expense	316	294
Pennsylvania Bank Shares tax expense	128	131
FDIC Assessment	202	301
Legal and professional fees	154	107
Director fees and benefits expense	80	47
Marketing and advertising expense	43	69
Computer expense	181	162
Telephone expense	98	107
(Gain) loss on sale/write-down of foreclosed assets	(19)	8
Intangible amortization	7	16
Loan collection costs	70	109
Other expenses	610	513
Total Noninterest Expense	5,037	4,738
INCOME BEFORE PROVISION FOR INCOME TAXES	777	1,377
Provision for income taxes	92	243
NET INCOME	685	1,134
Series A preferred stock dividends and discount accretion	14	128
Series B preferred stock dividends	47	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$624	$1,006

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.18	$0.29
Diluted Earnings Per Common Share	0.18	0.29
Cash Dividends	-	0.05

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012

Net income	$685	$1,134

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available for sale
securities, net of income taxes of $(209) and $47, respectively	(405)	92

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of $0 and $(5), respectively (1) (3)	-	(11)

Change in defined benefit plans, net of income taxes of $2 and $(11), respectively (2) (3)	3	(22)

Total other comprehensive (loss) income	(402)	59

Total comprehensive income	$283	$1,193

(1)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income
(2)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense

(3)	Income tax amounts are included in the provision for income taxes in the Consolidated Statements of Income

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands, except share data)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2012	$4,880	$3,490	$29,816	$11,741	$2,293	$52,220
Net income	-	-	-	685	-	685
Total other comprehensive loss, net of taxes	-	-	-	-	(402)	(402)
Employee Stock Purchase Plan	-	1	14	-	-	15
Series B Preferred stock issuance	120	-	-	-	-	120
Series B Preferred stock dividends	-	-	-	(47)	-	(47)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, March 31, 2013	$5,000	$3,491	$29,816	$12,321	$1,891	$52,519

Balance, December 31, 2011	$10,000	$3,484	$29,830	$8,222	$1,916	$53,452
Net income	-	-	-	1,134	-	1,134
Total other comprehensive income, net of taxes	-	-	-	-	59	59
Common stock dividends	-	-	-	(174)	-	(174)
Employee Stock Purchase Plan	-	2	12	-	-	14
Series A Preferred stock dividends	-	-	-	(125)	-	(125)
Amortization of warrant cost	-	-	(3)	-	-	(3)
Balance, March 31, 2012	$10,000	$3,486	$29,839	$9,057	$1,975	$54,357

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net Income	$685	$1,134
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan and lease losses	495	300
Depreciation	247	268
Amortization of intangibles	10	10
Net amortization (accretion) of security premiums (discounts)	1,044	(2,633)
Gain on sales of investment securities	-	(16)
Earnings on cash surrender value of life insurance	(58)	(62)
Gain on disposal of property, plant, and equipment	(3)	-
(Gain) loss on sale / write-down of foreclosed assets	(19)	8
Deferred income tax (benefit) expense	(700)	466
Decrease in accrued interest receivable	47	56
Decrease (increase) in other assets	409	(27)
Increase (decrease) in accrued interest payable	116	(62)
Increase (decrease) in other liabilities	6,824	(1,070)
Net Cash Provided By (Used in) Operating Activities	9,097	(1,628)
Investing Activities:
Net decrease in interest-bearing balances	6,755	1,585
Proceeds from the maturity of investment securities	15,126	6,742
Proceeds from the sale of investment securities	-	8,604
Purchases of investment securities	(7,995)	(8,813)
Redemptions of restricted investment in bank stock	306	155
Net increase in loans and leases	(11,401)	(6,594)
Purchases of bank premises and equipment	(278)	(417)
Proceeds from sale of foreclosed assets	381	180
Net Cash Provided By Investing Activities	2,894	1,442
Financing Activities:
Net increase in demand deposits and savings accounts	21,658	16,377
Net decrease in time deposits	(6,934)	(13,861)
Series A preferred stock dividend paid	-	(125)
Series B preferred stock dividend paid	(47)	-
Common stock dividend paid	-	(174)
Series B preferred stock issuance	120	-
Employee Stock Purchase Plan	15	14
Warrant repurchase	(58)	-
Long-term debt repayment	(733)	(47)
Net Cash Provided By Financing Activities	14,021	2,184
Net increase in cash and cash equivalents	26,012	1,998
Cash and cash equivalents, beginning of year	15,473	17,841
Cash and cash equivalents, end of year	$41,485	$19,839

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,327	$2,095
Income taxes paid	$-	$600
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$291	$146

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(1)          Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiaries, Mid Penn Bank (“Bank”), and the Bank’s wholly-owned subsidiary Mid Penn Insurance Services, LLC (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We believe the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the March 31, 2012 and December 31, 2012 balances have been reclassified to conform to the 2013 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2012.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)           Investment Securities

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method.  Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security.  These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Corporation’s results of consolidated statements of income.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2013 and December 31, 2012, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013
Available for sale securities:
U.S. Treasury and U.S. government agencies	$16,379	$1,274	$-	$17,653
Mortgage-backed U.S. government agencies	58,302	360	376	58,286
State and political subdivision obligations	67,354	2,178	352	69,180
Equity securities	400	-	13	387
	$142,435	$3,812	$741	$145,506

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Available for sale securities:
U.S. Treasury and U.S. government agencies	$16,394	$1,346	$-	$17,740
Mortgage-backed U.S. government agencies	66,783	393	490	66,686
State and political subdivision obligations	67,033	2,542	96	69,479
Equity securities	400	-	10	390
	$150,610	$4,281	$596	$154,295

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This initial investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and an additional investment was purchased in 2011.  At March 31, 2013 and December 31, 2012, the investment is reported at fair value.

Investment securities having a fair value of $93,077,000 at March 31, 2013 and $96,124,000  at December 31, 2012, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $0 and $16,000 on sales of securities available for sale during the three month periods ended March 31, 2013 and 2012.  Mid Penn realized gross losses of $0 during the three month periods ended March 31, 2013 and 2012 on the sale of securities available for sale.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013  and December 31, 2012.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
March 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$18,847	$230	$10,785	$146	$29,632	$376
State and political subdivision obligations	16,624	324	1,238	28	17,862	352
Equity securities	-	-	400	13	400	13
Total temporarily impaired
available for sale securities	$35,471	$554	$12,423	$187	$47,894	$741

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$30,345	$270	$15,839	$220	$46,184	$490
State and political subdivision obligations	9,389	66	1,231	30	10,620	96
Equity securities	-	-	390	10	390	10
Total temporarily impaired
available for sale securities	$39,734	$336	$17,460	$260	$57,194	$596

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

At March 31, 2013, 78 debt securities with unrealized losses depreciated 1.97% from their amortized cost basis.  At December 31, 2012, 73 debt securities with unrealized losses depreciated 1.03% from their amortized cost basis.  These securities are issued by either the U.S. Government or other governmental agencies. The unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	March 31, 2013
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$-	$-
Due after 1 year but within 5 years	21,553	23,145
Due after 5 years but within 10 years	25,715	26,673
Due after 10 years	36,465	37,015
	83,733	86,833
Mortgage-backed securities	58,302	58,286
Equity securities	400	387
	$142,435	$145,506

Mortgage-backed securities at March 31, 2013, had an average life of 2.2 years.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(3)           Loans and Allowance for Loan and Lease Losses

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers.  These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.25% of the portfolio at March 31, 2013.

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

The Bank underwrites residential mortgage loans to the standards established by the secondary mortgage market, i.e., Fannie Mae, Ginnie Mae, Freddie Mac, or Pennsylvania Housing Finance Agency standards, with the intention of selling the majority of residential mortgages originated into the secondary market.  In the event that the facts and circumstances surrounding a residential mortgage application do not meet all underwriting conditions of the secondary mortgage market, the Bank will evaluate the failed conditions and the potential risk of holding the residential mortgage in the Bank’s portfolio rather than rejecting the loan request.  In the event that the loan is held in the Bank’s portfolio, the interest rate on the residential mortgage would be increased to compensate for the added portfolio risk.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of March 31, 2013 and December 31, 2012 are as follows:

(Dollars in thousands) March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$80,475	$1,221	$1,783	$-	$83,479
Commercial real estate	262,338	4,672	18,863	-	285,873
Commercial real estate - construction	34,813	411	54	-	35,278
Lease financing	1,256	-	-	-	1,256
Residential mortgage	59,210	25	124	-	59,359
Home equity	22,233	183	384	-	22,800
Consumer	6,867	284	-	-	7,151
	$467,192	$6,796	$21,208	$-	$495,196

(Dollars in thousands) December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$74,763	$1,651	$1,469	$-	$77,883
Commercial real estate	260,941	5,375	18,551	-	284,867
Commercial real estate - construction	32,767	410	54	-	33,231
Lease financing	1,305	-	-	-	1,305
Residential mortgage	57,455	-	-	-	57,455
Home equity	22,336	188	396	-	22,920
Consumer	6,267	292	-	-	6,559
	$455,834	$7,916	$20,470	$-	$484,220

Impaired loans by loan portfolio class as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$187	$689	$-	$192	$870	$-
Commercial real estate	6,398	9,832	-	6,570	10,773	-
Home equity	122	260	-	124	261	-
Consumer	-	-	-	-	578	-

With an allowance recorded:
Commercial and industrial	$206	$333	$83	$223	$351	$111
Commercial real estate	4,230	4,412	1,580	2,514	2,672	1,200
Commercial real estate - construction	54	54	28	54	54	54
Residential mortgage	60	60	5	-	-	-
Home equity	66	71	17	67	71	18

Total:
Commercial and industrial	$393	$1,022	$83	$415	$1,221	$111
Commercial real estate	10,628	14,244	1,580	9,084	13,445	1,200
Commercial real estate - construction	54	54	28	54	54	54
Residential mortgage	60	60	5	-	-	-
Home equity	188	331	17	191	332	18
Consumer	-	-	-	-	578	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2013 and March 31, 2012 are summarized as follows:

	March 31, 2013		March 31, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$196	$-	$99	$-
Commercial real estate	6,450	17	5,755	-
Commercial real estate - construction	-	-	129	-
Home equity	123	-	249	-

With an allowance recorded:
Commercial and industrial	$206	$-	$1,189	$-
Commercial real estate	4,246	-	2,797	-
Commercial real estate - construction	54	-	-	-
Residential mortgage	86	-	17	-
Home equity	67	-	89	-
Consumer	-	-	585	-

Total:
Commercial and industrial	$402	$-	$1,288	$-
Commercial real estate	10,696	17	8,552	-
Commercial real estate - construction	54	-	129	-
Residential mortgage	86	-	17	-
Home equity	190	-	338	-
Consumer	-	-	585	-

Non-accrual loans by loan portfolio class as of March 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Commercial and industrial	$241	$264
Commercial real estate	10,780	10,785
Commercial real estate - construction	54	54
Residential mortgage	538	537
Home equity	189	191
	$11,802	$11,831

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands) March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$463	$-	$211	$674	$82,805	$83,479	$-
Commercial real estate	3,115	3,379	8,735	15,229	270,644	285,873	-
Commercial real estate - construction	-	-	54	54	35,224	35,278	-
Lease financing	38	-	-	38	1,218	1,256	-
Residential mortgage	1,291	96	473	1,860	57,499	59,359	-
Home equity	121	-	147	268	22,532	22,800	-
Consumer	16	-	-	16	7,135	7,151	-
Total	$5,044	$3,475	$9,620	$18,139	$477,057	$495,196	$-

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$123	$361	$234	$718	$77,165	$77,883	$-
Commercial real estate	1,785	5,618	8,248	15,651	269,216	284,867	-
Commercial real estate - construction	-	-	54	54	33,177	33,231	-
Lease financing	1		-	1	1,304	1,305	-
Residential mortgage	495	35	531	1,061	56,394	57,455	-
Home equity	96	-	147	243	22,677	22,920	-
Consumer	1	2	-	3	6,556	6,559	-
Total	$2,501	$6,016	$9,214	$17,731	$466,489	$484,220	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, March 31, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(21)	(25)	-	-	(104)	-	(5)	-	(155)
Recoveries	7	3	-	-	-	3	8	-	21
Provisions	(3)	453	(25)	-	126	3	1	(60)	495
Ending balance	$1,281	$3,543	$39	$1	$603	$349	$105	$(51)	$5,870
Ending balance: individually evaluated for impairment	$83	$1,580	$28	$-	$5	$17	$-	$-	$1,713
Ending balance: collectively evaluated for impairment	$1,198	$1,963	$11	$1	$598	$332	$105	$(51)	$4,157

Loans receivables:
Ending balance	$83,479	$285,873	$35,278	$1,256	$59,359	$22,800	$7,151	$-	$495,196
Ending balance: individually evaluated for impairment	$393	$10,628	$54	$-	$60	$188	$-	$-	$11,323
Ending balance: collectively evaluated for impairment	$83,086	$275,245	$35,224	$1,256	$59,299	$22,612	$7,151	$-	$483,873

(Dollars in thousands)
As of, and for the period ended, March 31, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(204)	(306)	-	-	(10)	-	(2)	-	(522)
Recoveries	4	3	2	-	-	8	10	-	27
Provisions	(319)	121	2	-	102	(22)	429	(13)	300
Ending balance	$1,755	$3,362	$27	$2	$454	$323	$524	$130	$6,577
Ending balance: individually evaluated for impairment	$320	$975	$-	$-	$2	$15	$445	$-	$1,757
Ending balance: collectively evaluated for impairment	$1,435	$2,387	$27	$2	$452	$308	$79	$130	$4,820

Loans receivables:
Ending balance	$77,481	$297,373	$30,304	$1,724	$49,778	$24,115	$7,895	$-	$488,670
Ending balance: individually evaluated for impairment	$1,374	$8,470	$115	$-	$17	335	$585	$-	$10,896
Ending balance: collectively evaluated for impairment	$76,107	$288,903	$30,189	$1,724	$49,761	$23,780	$7,310	$-	$477,774

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of December 31, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Ending balance: individually evaluated for impairment	$111	$1,200	$54	$-	$-	$18	$-	$-	$1,383
Ending balance: collectively evaluated for impairment	$1,187	$1,912	$10	$1	$581	$325	$101	$9	$4,126

Loans receivables:
Ending balance	$77,883	$284,867	$33,231	$1,305	$57,455	$22,920	$6,559	$-	$484,220
Ending balance: individually evaluated for impairment	$415	$9,084	$54	$-	$-	$191	$-	$-	$9,744
Ending balance: collectively evaluated for impairment	$77,468	$275,783	$33,177	$1,305	$57,455	$22,729	$6,559	$-	$474,476

The recorded investments in troubled debt restructured loans at March 31, 2013 and December 31, 2012 are as follows:

(Dollars in thousands) March 31, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$30
Commercial real estate	7,326	3,748	2,857
Residential mortgage	618	612	475
	$7,984	$4,395	$3,362

(Dollars in thousands) December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$30
Commercial real estate	7,326	3,748	2,916
Residential mortgage	558	552	448
	$7,924	$4,335	$3,394

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at March 31, 2013 totaled $3,362,000, of which, $347,000, representing six loans to unrelated borrowers, are accruing residential mortgages in compliance with the terms of the modification.  The remaining $3,015,000, representing 12 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Of these 12 loans, one business relationship accounted for five loans totaling $620,000, a large commercial participation totaling $1,616,000 accounted for three loans, and the remaining four unrelated loans totaled $779,000.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2012, troubled debt restricted loans totaled $3,394,000, of which, $426,000, representing seven loans to unrelated borrowers, are accruing residential mortgages in compliance with the terms of the modification.  The remaining $2,968,000, representing 10 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. Of these 10 loans, one business relationship accounted for five loans totaling $634,000, a large commercial participation totaling $1,663,000 accounted for three loans, and the remaining two unrelated loans totaled $671,000.

As a result of the evaluations at March 31, 2013 and December 31, 2012, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of March 31, 2013 and December 31, 2012, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  As of March 31, 2013, one forbearance agreement was negotiated during 2008, 12 forbearance agreements were negotiated during 2009, four forbearance agreements were negotiated in 2010, and one forbearance agreement was negotiated in 2013.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2013:

(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Residential mortgage	1	$60	$60	$60

(4)        Fair Value Measurement

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2013. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at March 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$17,653	$-	$17,653	$-
Mortgage-backed U.S. government agencies	58,286	-	58,286	-
State and political subdivision obligations	69,180	-	69,180	-
Equity securities	387	387	-	-
	$145,506	$387	$145,119	$-

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$17,740	$-	$17,740	$-
Mortgage-backed U.S. government agencies	66,686	-	66,686	-
State and political subdivision obligations	69,479	-	69,479	-
Equity securities	390	390	-	-
	$154,295	$390	$153,905	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at March 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,451	$-	$-	$4,451
Foreclosed Assets Held for Sale	456	-	-	456

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$3,075	$-	$-	$3,075
Foreclosed Assets Held for Sale	105	-	-	105

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$4,451	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (28%)
Foreclosed Assets Held for Sale	$456	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$3,075	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (28%)
Foreclosed Assets Held for Sale	$105	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.
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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$41,485	$41,485	$15,473	$15,473
Interest-bearing time balances with other financial institutions	16,808	16,808	23,563	23,563
Investment securities	145,506	145,506	154,295	154,295
Net loans and leases	489,326	502,295	478,711	495,181
Restricted investment in bank stocks	2,197	2,197	2,503	2,503
Accrued interest receivable	2,846	2,846	2,893	2,893
Mortgage servicing rights	230	230	233	233

Financial liabilities:
Deposits	$640,185	$643,259	$625,461	$629,096
Long-term debt	21,777	22,392	22,510	23,240
Accrued interest payable	736	736	620	620

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2013 and December 31, 2012.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, and accrued interest receivable and payable.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$489,326	$502,295	$-	$-	$502,295

Financial instruments - liabilities
Deposits	$640,185	$643,259	$-	$643,259	$-
Long-term debt	21,777	22,392	-	22,392	-

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$478,711	$495,181	$-	$-	$495,181

Financial instruments - liabilities
Deposits	$625,461	$629,096	$-	$629,096	$-
Long-term debt	22,510	23,240	-	23,240	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(5)         Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $9,464,000 and $10,417,000 standby letters of credit outstanding as of March 31, 2013 and December 31, 2012, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of March 31, 2013 for payment under standby letters of credit issued was not material.

(6)        Defined Benefit Plans

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$8	$6	$4	$5
Interest cost	11	12	9	9
Amortization of prior service cost	5	5	-	-
Net periodic benefit cost	$24	$23	$13	$14

(7)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income

Balance - March 31, 2013	$2,028	$(137)	$1,891

Balance - December 31, 2012	$2,433	$(140)	$2,293

(8)         Preferred Stock

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

On January 23, 2013, Mid Penn entered into a letter agreement with the Treasury pursuant to which Mid Penn repurchased from the Treasury on that date the Warrants for $58,479.   The Warrants have subsequently been cancelled.

As of the date hereof, Mid Penn has no further financial obligations under the Series A Preferred Stock, the Warrants or the Treasury’s CPP.

(9)         Stock Issued Under Private Placement Offering

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

Sales of Preferred Stock

Mid Penn sold shares of its Series B Preferred Stock, in transactions exempt from registration under the Securities Act of 1933, pursuant to Section 4(a)(2) thereof.

Between September 26, 2012, and December 31, 2012, Mid Penn sold 4,880 shares of its Series B Preferred Stock for total gross proceeds of $4,880,000, which have been offset by issuance costs of $50,000.  On January 3, 2013, 120 additional shares were sold resulting in total gross proceeds of $5,000,000 for the Series B Preferred Stock offering.

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of March 31, 2013:

(Dollars in thousands)

Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - March 31, 2013	120	120,000
Total	5,000	$5,000,000

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(10)         Earnings per Common Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic and diluted earnings per share.  As shown in the table that follows, diluted earnings per share is computed using weighted average common shares outstanding, plus weighted average common shares available from the exercise of all dilutive stock warrants issued to the U.S. Treasury under the provisions of the Capital Purchase Program, based on the average share price of Mid Penn’s common stock during the period.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2013	2012
Net Income	$685	$1,134
Less: Dividends on Series A preferred stock	-	(125)
Accretion of Series A preferred stock discount	(14)	(3)
Dividends on Series B preferred stock	(47)	-
Net income available to common shareholders	$624	$1,006

Weighted average common shares outstanding	3,489,729	3,484,538
Basic earnings per common share	$0.18	$0.29

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2013	2012
Net income available to common stockholders	$624	$1,006
Weighted average number of common shares outstanding	3,489,729	3,484,538
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury
under the Capital Repurchase Program	-	-
Adjusted weighted-average common shares outstanding	3,489,729	3,484,538
Diluted earnings per common share	$0.18	$0.29

As of March 31, 2013 Mid Penn no longer had any warrants outstanding.  As of March 31, 2012, Mid Penn had 73,099 warrants outstanding that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

(11)          Recent Accounting Pronouncements

There were no new accounting pronouncements affecting Mid Penn during the period that were not already incorporated into the disclosures.

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2013, compared to year-end 2012, and the Results of Operations for the three months ended March 31, 2013, compared to the same period in 2012.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	Possible impacts of the capital and liquidity requirements proposed by the Basel III standards and other regulatory pronouncements, regulations and rules;
•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	Technological changes;
•	Acquisitions and integration of acquired businesses;
•	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	Acts of war or terrorism;
•	Volatilities in the securities markets; and
•	Slow economic conditions.

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in the documents that we periodically file with the SEC, including Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Management of Mid Penn considers the accounting judgments relating to the allowance for loan and lease losses, the evaluation of the Corporation’s investment securities for other-than-temporary impairment, the assessment of goodwill for impairment, and the valuation of deferred tax assets to be the accounting areas that require the most subjective and complex judgments.

MID PENN BANCORP, INC.

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

Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2012.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.

Mid Penn recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits.  Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized.  Future tax rate changes could occur that would require the recognition of income or expense in the consolidated statements of income in the period in which they are enacted.  Deferred tax assets must be reduced by a valuation allowance if in management’s judgment, it is “more likely than not” that some portion of the asset will not be realized.  Management may need to modify their judgment in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair Mid Penn’s ability to benefit from the asset in the future.

Results of Operations

Overview

Net income available to common shareholders was $624,000, $0.18 per common share, for the quarter ended March 31, 2013, as compared to net income available to common shareholders of $1,006,000, or $0.29 per common share, for the quarter ended March 31, 2012, a 38.0% decrease.

Net interest income declined $218,000, or 3.8%, to $5,459,000 for the quarter ended March 31, 2013 from $5,677,000 during the quarter ended March 31, 2012.  This decline is a combination of lower yields on our earning assets and a reduction in the level of average earning assets, which decreased from $679,381,000 at March 31, 2012 to $664,083,000 at March 31, 2013.

The provision for loan and lease losses in the first quarter of 2013 was $495,000, compared to $300,000 in the first quarter of 2012.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended March 31,
	2013	2012
Return on average assets	0.40%	0.64%
Return on average equity	5.26%	8.42%

Total assets increased $21,230,000 to $726,430,000 at March 31, 2013, from $705,200,000 at December 31, 2012.  This increase is attributable to growth in net loans, increasing $10,615,000 from $478,711,000 at December 31, 2012 to $489,326,000 at March 31, 2013, as well as an increase in cash and cash equivalents due to the influx of public and non-profit entity deposits.  Those deposits are a result of Mid Penn’s decision to expand its Cash Management offerings and attract a larger share of public and non-profit deposit dollars.  Total deposits increased $14,724,000 from $625,461,000 at December 31, 2012 to $640,185,000 at March 31, 2013.  Other liabilities increased $6,824,000 from $4,389,000 at December 31, 2012.  This increase was the result of $7,166,000 in pending purchases of available for sale investment securities included on the consolidated balance sheet but not yet reaching their settlement date.  Growth in available for sale investment securities has declined in the first quarter of 2013 mainly due to the rapid amortization of our CMO portfolio, as well as the lack of quality investment securities available that meet our needs.  In order to continue improving net interest margin within the current environment, Mid Penn has chosen to manage the consolidated balance sheet in such a way that loan and deposit growth in 2013 remain closely matched.

MID PENN BANCORP, INC.

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

For the three months ended March 31, 2013, Mid Penn’s taxable-equivalent net interest margin decreased slightly to 3.53%, from 3.54%, as compared to the three months ended March 31, 2012.  Net interest income, on a taxable-equivalent basis, in the three months ended March 31, 2013, decreased to $5,785,000 from $5,980,000 during the same three months of 2012.  This decline is attributable to the increasing level of investment securities relative to loans in the composition of interest earning assets and the reduction in average earning assets, which decreased 2.3% from the three months ended March 31, 2012 to the three months ended March 31, 2013.

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

During the first three months of 2013, Mid Penn continued to experience a challenging economic and operating environment both on a national and local level.  Given the economic pressures that impact some borrowers, Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the risk characteristics of the loan and lease portfolio and shifting collateral values from December 31, 2012 to March 31, 2013.

Following its model for loan and lease loss allowance adequacy, management recorded a $495,000 provision for the three months ended March 31, 2013, as compared to a provision of $300,000 for the three months ended March 31, 2012.  The allowance for loan and lease losses as a percentage of total loans was 1.19% at March 31, 2013, compared to 1.14% at December 31, 2012.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $112,000, or 15.2%, during the first quarter of 2013 versus the first quarter of 2012.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2013	2012	$ Variance	% Variance
Income from fiduciary activities	$139	$112	$27	24.1%
Net gain on sales of investment securities	-	16	(16)	-100.0%
Mortgage banking income	110	122	(12)	-9.8%
Other income	290	177	113	63.8%

Income from fiduciary activities increased during the three months ended March 31, 2013 versus the same periods in 2012.  This variance is the result of an increase in estate settlement fees and sales of third party mutual funds during 2013 versus 2012.

Mid Penn recognized investment security gains in the three months ended March 31, 2012, while there were no sales of investment securities in the first quarter of 2013.  Mortgage banking income was off slightly during the three months ended March 31, 2013.  Refinancing activity has begun to subside while purchase activity has increased, but is still weak versus pre-recession levels in spite of low financing rates and reduced home prices.

MID PENN BANCORP, INC.

Other income also increased during the three months ended March 31, 2013 versus the three months ended March 31, 2012 due to the growth in merchant services revenue, as well as the reimbursement of loan collection costs by a commercial borrower and the reimbursement of unclaimed funds from the flexible spending and dental reimbursement Plans from the 2011-2012 plan year.

Noninterest Expenses

Noninterest expenses increased $299,000 or 6.3% during the first quarter of 2013, versus the same period in 2012.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended March 31,
	2013	2012	$ Variance	% Variance
Salaries and employee benefits	$2,857	$2,596	$261	10.1%
FDIC Assessment	202	301	(99)	-32.9%
Legal and professional fees	154	107	47	43.9%
Other expenses	610	513	97	18.9%

Salaries and employee benefits increased during the three months ended March 31, 2013, primarily due to the increase in actual medical claims experienced from Mid Penn’s self-funded medical insurance plan.  Also contributing to the increase were the merit increases for existing team members and the hiring of new, experienced team members to add depth to the sales and support areas.  FDIC assessments consist of premiums paid by FDIC-insured institutions.  The assessments are based on statutory and risk classification factors.  FDIC assessments decreased during the three months ended March 31, 2013 mainly due to a reduction in the Bank’s risk rating over that period, as well as the contraction in the asset base used in the computation.  Legal and professional fees increased during the three months ended March 31, 2013, comprised primarily of increased fees associated with a change in the firm used for outsourced internal audit and a fee paid to a recruiter for the hiring of an additional commercial lender.  Other expenses increased during the three months ended March 31, 2013, due to the use of temporary staff to complete Mid Penn’s transition to electronic retention of loan documents, higher costs of managing the pool of other real estate owned and a general increase in overall cost of services utilized.

Income Taxes

The provision for income taxes was $92,000 for the three months ended March 31, 2013, as compared to the provision for income taxes of $243,000 in the same period last year.  The effective tax rate for the three months ended March 31, 2013, was 11.8% compared to 17.6% for the three months ended March 31, 2012.  This decline was the result of lower taxable income in the first quarter of 2013 versus the same period in 2012.  Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first three months of 2013, Mid Penn experienced an increase in loans outstanding.  Commercial real estate, as well as commercial, industrial, and agricultural balances showed modest increases as requests from creditworthy borrowers began to increase, while balances in the residential real estate portfolio have eroded through contractual payments and the refinancing of real estate secured debt by borrowers with equity in their properties.  While loan demand has shown improvement, Mid Penn continues to experience weaker than normal loan demand during the first three months of 2013 despite a desire to sensibly lend to support creditworthy existing and new customers in our marketplace.

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate, construction and land development	$264,806	53.5%	$255,231	52.7%
Commercial, industrial and agricultural	85,238	17.2%	79,228	16.4%
Residential mortgage	138,504	28.0%	143,243	29.6%
Consumer	6,648	1.3%	6,518	1.3%
	$495,196	100.0%	$484,220	100.0%

MID PENN BANCORP, INC.

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania.  This region currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends.  At March 31, 2013, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 7.5% versus the seasonally adjusted national unemployment rate of 7.6%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first three months of 2013, Mid Penn had net charge-offs of $134,000 compared to net charge-offs of $495,000 during the same period of 2012.  Loans charged off during the first three months of 2013 were comprised of five residential real estate loans totaling $104,000, three commercial and industrial loans totaling $21,000, two consumer loans totaling $3,000, and one commercial real estate loan totaling $25,000.  The remaining $2,000 was comprised of deposit account charge-offs.  All loans charged off during the first quarter were to unrelated borrowers.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Average total loans outstanding (net of unearned income)	$479,507	$484,415
Period ending total loans outstanding (net of unearned income)	495,196	488,670

Balance, beginning of period	5,509	6,772

Loans charged off during period	(155)	(522)
Recoveries of loans previously charged off	21	27
Net chargeoffs	(134)	(495)

Provision for loan and lease losses	495	300
Balance, end of period	$5,870	$6,577

Ratio of net loans charged off to average loans outstanding (annualized)	0.11%	0.41%

Ratio of allowance for loan losses to net loans at end of period	1.19%	1.35%

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

MID PENN BANCORP, INC.

At March 31, 2013, total nonperforming loans amounted to $12,149,000, or 2.45% of loans and leases net of unearned income, as compared to levels of $12,257,000, or 2.53%, at December 31, 2012 and $12,192,000, or 2.49%, at March 31, 2012.

(Dollars in thousands)
	March 31, 2013	December 31, 2012	March 31, 2012
Nonperforming Assets:
Nonaccrual loans	$11,802	$11,831	$11,756
Loans renegotiated with borrowers	347	426	436
Total nonperforming loans	12,149	12,257	12,192

Foreclosed real estate	772	843	889
Total non-performing assets	12,921	13,100	13,081

Accruing loans 90 days or more past due	-	-	-
Total risk elements	$12,921	$13,100	$13,081

Nonperforming loans as a % of total
loans outstanding	2.45%	2.53%	2.49%
Nonperforming assets as a % of total
loans outstanding and other real estate	2.61%	2.71%	2.67%
Ratio of allowance for loan losses
to nonperforming loans	48.32%	44.95%	53.95%

In the above table, loans renegotiated with borrowers represent Mid Penn’s accruing troubled debt restructured loans.  Troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan.  Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  The following table provides additional analysis of partially charged-off loans.

(Dollars in thousands)
	March 31, 2013	December 31, 2012
Period ending total loans outstanding (net of unearned income)	$495,196	$484,220
Allowance for loan and lease losses	5,870	5,509
Total Nonperforming loans	12,149	12,257
Nonperforming and impaired loans with partial charge-offs	3,588	3,744

Ratio of nonperforming loans with partial charge-offs
to total loans	0.72%	0.77%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	29.53%	30.55%

Coverage ratio net of nonperforming loans with
partial charge-offs	68.57%	64.71%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.19%	1.15%

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

MID PENN BANCORP, INC.

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

As of March 31, 2013, Mid Penn had several loan relationships, with an aggregate carrying balance of $11,323,000, deemed impaired.  This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $4,616,000 for which specific allocations totaling $1,713,000 have been included within the loan loss reserve for these loans.  The remaining $6,707,000 of loans requires no specific allocation within the loan loss reserve.  The $11,323,000 pool of impaired loan relationships is comprised of $9,217,000 in real estate secured commercial relationships and $2,106,000 in business relationships.  There are specific allocations against the real estate secured pool totaling $894,000, spread among 19 loans and thirteen relationships.  Two of the relationships have four loans each, accounting for $478,000 of the total; the remaining loans are to unrelated borrowers.  The group of impaired business relationships with specific allocations is made up of five relationships and a specific allocation of $819,000 has been set aside against these credits.  Four small business relationships account for

MID PENN BANCORP, INC.

$112,000 of the specific allocations due to the negative effects of the economy on their businesses.  One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $707,000 of the total pool attributable to this segment.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $5,870,000 is adequate as of March 31, 2013.

Liquidity

Mid Penn Bank’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.  Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations.  Sources of liquidity are as follows:

•	A growing core deposit base;
•	Proceeds from the sale or maturity of investment securities;
•	Proceeds from interest-bearing time deposits with other financial institutions;
•	Payments received on loans and mortgage-backed securities; and,
•	Overnight correspondent bank borrowings on various credit lines; and,
•	Borrowing capacity available from the FHLB.

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

MID PENN BANCORP, INC.

difficult for a corporation to offer a competitive return on the shareholders’ capital going forward.  For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Shareholders’ equity increased during the three months ended March 31, 2013 by $299,000, or 0.6%, from December 31, 2012.   Capital has been positively impacted in 2013 by positive earnings available to common shareholders of $624,000 and the issuance of the remaining 120 shares of Series B preferred stock, offset by a $402,000 decline in other comprehensive income and $58,000 used to repurchase the warrants associated with the CPP.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of March 31, 2013:
Tier 1 Capital (to Average Assets)	$49,528	7.1%	$27,845	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	49,528	9.7%	20,328	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	55,488	10.9%	40,655	8.0%		N/A	N/A

Bank
As of March 31, 2013:
Tier 1 Capital (to Average Assets)	$49,451	7.1%	$27,844	4.0%		$34,805	5.0%
Tier 1 Capital (to Risk Weighted Assets)	49,451	9.7%	20,328	4.0%		30,491	6.0%
Total Capital (to Risk Weighted Assets)	55,411	10.9%	40,655	8.0%		50,819	10.0%

Corporation
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,822	6.8%	$28,530	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	48,822	10.0%	19,593	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	54,421	11.1%	39,185	8.0%		N/A	N/A

Bank
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,764	6.9%	$28,111	4.0%		$35,138	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,764	10.0%	19,593	4.0%		29,389	6.0%
Total Capital (to Risk Weighted Assets)	54,363	11.1%	39,185	8.0%		48,981	10.0%

In June 2012, the Federal Reserve Bank, the FDIC and the OCC issued proposed rules that would revise bank regulatory capital requirements and the risk-weighted asset rules.  These rules represent the most extensive changes to bank capital requirements in the recent past.  The rules will extend large parts of a regulatory capital administration to all U.S. banks and their holding companies, other than the smallest bank holding companies (generally, those with under $500 million in consolidated assets).  The comment period ended in October 2012, and provision of the new rules could have begun as early as January 2013, although a multi-year phase-in is included in the proposed rules.  Implementation of the proposed rules was deferred by U.S. Regulators in November 2012.  Below is a summary:

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

MID PENN BANCORP, INC.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2012, as reported in Mid Penn’s Form 10-K filed with the SEC on March 25, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2013, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2013, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

MID PENN BANCORP, INC.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of Mid Penn or its subsidiaries taken as a whole.  There are no proceedings pending other than ordinary routine litigation occurring in the normal course of business. In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn or any of its properties.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

•

Exhibit 3(i) – The Registrant’s amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.)

•

Exhibit 3(ii) – Statement with Respect to Shares for Series B Preferred Stock.  (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 28, 2012.)

•	Exhibit 3(iii) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on form 8-K filed with the Securities and Exchange Commission on August 30, 2010.)

•	Exhibit 11 – Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part I Item 1 of this Quarterly Report on Form 10-Q.)

•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

•	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase

•	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase

•	Exhibit 101.INS – XBRL Instance Document

•	Exhibit 101.SCH – XBRL Taxonomy Extension Schema

•	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase

•	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 15, 2013
By:	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date:	May 15, 2013