Form 10-Q
period 2013-06-30
MID PENN BANCORP INC
filed 2013-08-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 14, 2013, the registrant had 3,492,214 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries

MID PENN BANCORP, INC.Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$9,713	$11,200
Interest-bearing balances with other financial institutions	682	1,273
Federal funds sold	-	3,000
Total cash and cash equivalents	10,395	15,473
Interest-bearing time deposits with other financial institutions	13,433	23,563
Available for sale investment securities	133,956	154,295
Loans and leases, net of unearned interest	518,658	484,220
Less: Allowance for loan and lease losses	(6,267)	(5,509)
Net loans and leases	512,391	478,711
Bank premises and equipment, net	13,024	13,123
Restricted investment in bank stocks	3,253	2,503
Foreclosed assets held for sale	1,030	843
Accrued interest receivable	2,843	2,893
Deferred income taxes	3,699	1,789
Goodwill	1,016	1,016
Core deposit and other intangibles, net	252	288
Cash surrender value of life insurance	8,259	8,143
Other assets	2,098	2,560
Total Assets	$705,649	$705,200
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$52,488	$57,977
Interest bearing demand	176,805	164,837
Money Market	200,494	210,588
Savings	29,345	28,406
Time	150,841	163,653
Total Deposits	609,973	625,461
Short-term borrowings	27,512	-
Long-term debt	11,734	22,510
Accrued interest payable	777	620
Other liabilities	4,559	4,389
Total Liabilities	654,555	652,980
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 5,000 shares issued and outstanding at
June 30, 2013 and 4,880 shares issued and outstanding at December 31, 2012	5,000	4,880
Common stock, par value $1.00; authorized 10,000,000 shares; 3,492,214 shares issued and outstanding at June 30, 2013 and 3,489,684 shares issued and
outstanding at December 31, 2012	3,492	3,490
Additional paid-in capital	29,828	29,816
Retained earnings	13,426	11,741
Accumulated other comprehensive (loss) income	(652)	2,293
Total Shareholders’ Equity	51,094	52,220
Total Liabilities and Shareholders' Equity	$705,649	$705,200

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest & fees on loans and leases	$6,494	$7,085	$12,755	$13,876
Interest on interest-bearing balances	29	60	76	125
Interest and dividends on investment securities:
U.S. Treasury and government agencies	123	329	223	765
State and political subdivision obligations, tax-exempt	493	404	976	813
Other securities	8	5	14	10
Interest on federal funds sold and securities purchased
under agreements to resell	6	2	11	6
Total Interest Income	7,153	7,885	14,055	15,595
INTEREST EXPENSE
Interest on deposits	1,130	1,618	2,335	3,407
Interest on short-term borrowings	7	1	7	1
Interest on long-term debt	169	243	407	487
Total Interest Expense	1,306	1,862	2,749	3,895
Net Interest Income	5,847	6,023	11,306	11,700
PROVISION FOR LOAN AND LEASE LOSSES	415	225	910	525
Net Interest Income After Provision for Loan and Lease Losses	5,432	5,798	10,396	11,175
NONINTEREST INCOME
Income from fiduciary activities	110	189	249	301
Service charges on deposits	146	136	280	265
Net gain on sales of investment securities	112	10	112	26
Earnings from cash surrender value of life insurance	58	62	116	124
Mortgage banking income	115	137	225	259
ATM debit card interchange income	127	119	246	239
Other income	170	278	460	455
Total Noninterest Income	838	931	1,688	1,669
NONINTEREST EXPENSE
Salaries and employee benefits	2,685	2,619	5,542	5,215
Occupancy expense, net	269	257	579	535
Equipment expense	345	286	661	580
Pennsylvania Bank Shares tax expense	133	128	261	259
FDIC Assessment	131	302	333	603
Legal and professional fees	166	138	320	245
Director fees and benefits expense	77	88	157	135
Marketing and advertising expense	62	128	105	197
Computer expense	246	161	427	323
Telephone expense	104	103	202	210
(Gain) loss on sale/write-down of foreclosed assets	(303)	50	(322)	58
Intangible amortization	7	15	14	31
Loan collection costs	76	39	146	148
Other expenses	614	633	1,224	1,146
Total Noninterest Expense	4,612	4,947	9,649	9,685
INCOME BEFORE PROVISION FOR INCOME TAXES	1,658	1,782	2,435	3,159
Provision for income taxes	292	422	384	665
NET INCOME	1,366	1,360	2,051	2,494
Series A preferred stock dividends and discount accretion	-	129	14	257
Series B preferred stock dividends	87	-	134	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,279	$1,231	$1,903	$2,237

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.37	$0.35	$0.55	$0.64
Diluted Earnings Per Common Share	0.37	0.35	0.55	0.64
Cash Dividends	0.05	0.05	0.05	0.10

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                 Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2013	2012

Net income	$1,366	$1,360

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available for sale
securities, net of income taxes of $(1,311) and $149, respectively	(2,547)	289

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of $(38) and $(4), respectively (1) (3)	(74)	(6)

Change in defined benefit plans, net of income taxes of $40 and $10, respectively (2) (3)	78	20

Total other comprehensive (loss) income	(2,543)	303

Total comprehensive (loss) income	$(1,177)	$1,663

(Dollars in thousands)	Six Months Ended June 30,
	2013	2012

Net income	$2,051	$2,494

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available for sale
securities, net of income taxes of $(1,520) and $196, respectively	(2,952)	381

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of $(38) and $(9), respectively (1) (3)	(74)	(17)

Change in defined benefit plans, net of income taxes of $42 and $(1), respectively (2) (3)	81	(2)

Total other comprehensive (loss) income	(2,945)	362

Total comprehensive (loss) income	$(894)	$2,856

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

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands, except share data)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, December 31, 2012	$4,880	$3,490	$29,816	$11,741	$2,293	$52,220
Net income	-	-	-	2,051	-	2,051
Total other comprehensive loss, net of taxes	-	-	-	-	(2,945)	(2,945)
Common stock dividends	-	-	-	(174)	-	(174)
Employee Stock Purchase Plan	-	2	26	-	-	28
Series B Preferred stock issuance	120	-	-	-	-	120
Series B Preferred stock dividends	-	-	-	(134)	-	(134)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, June 30, 2013	$5,000	$3,492	$29,828	$13,426	$(652)	$51,094

Balance, December 31, 2011	$10,000	$3,484	$29,830	$8,222	$1,916	$53,452
Net income	-	-	-	2,494	-	2,494
Total other comprehensive income, net of taxes	-	-	-	-	362	362
Common stock dividends	-	-	-	(348)	-	(348)
Employee Stock Purchase Plan	-	3	25	-	-	28
Series A Preferred stock dividends	-	-	-	(250)	-	(250)
Amortization of warrant cost	-	-	(7)	-	-	(7)
Balance, June 30, 2012	$10,000	$3,487	$29,848	$10,118	$2,278	$55,731

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net Income	$2,051	$2,494
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	910	525
Depreciation	618	546
Amortization of intangibles	36	5
Net amortization of security premiums	1,718	175
Gain on sales of investment securities	(112)	(26)
Earnings on cash surrender value of life insurance	(116)	(124)
(Gain) loss on disposal of property, plant, and equipment	(8)	1
(Gain) loss on sale / write-down of foreclosed assets	(322)	58
Deferred income tax (benefit) expense	(967)	171
Decrease in accrued interest receivable	50	87
Decrease in other assets	1,032	516
Increase in accrued interest payable	157	38
Increase (decrease) in other liabilities	170	(475)
Net Cash Provided By Operating Activities	5,217	3,991
Investing Activities:
Net decrease in interest-bearing balances	10,130	2,629
Proceeds from the maturity of investment securities	24,690	16,587
Proceeds from the sale of investment securities	3,286	7,717
Purchases of investment securities	(13,715)	(12,940)
(Purchases) redemptions of restricted investment in bank stock	(750)	303
Net increase in loans and leases	(35,852)	(5,842)
Purchases of bank premises and equipment	(511)	(452)
Proceeds from sale of bank premises and equipment	-	42
Proceeds from sale of foreclosed assets	1,397	1,201
Net Cash (Used In) Provided By Investing Activities	(11,325)	9,245
Financing Activities:
Net decrease in demand deposits and savings accounts	(2,676)	(551)
Net decrease in time deposits	(12,812)	(23,090)
Net increase in short-term borrowings	27,512	3,445
Series A preferred stock dividend paid	-	(250)
Series B preferred stock dividend paid	(134)	-
Common stock dividend paid	(174)	(348)
Series B preferred stock issuance	120	-
Employee Stock Purchase Plan	28	28
Warrant repurchase	(58)	-
Long-term debt repayment	(10,776)	(95)
Net Cash Provided By (Used In) Financing Activities	1,030	(20,861)
Net decrease in cash and cash equivalents	(5,078)	(7,625)
Cash and cash equivalents, beginning of year	15,473	17,841
Cash and cash equivalents, end of year	$10,395	$10,216

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,592	$3,857
Income taxes paid	$100	$1,085
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$1,262	$1,865

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We believe the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the June 30, 2012 and December 31, 2012 balances have been reclassified to conform to the 2013 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2012.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2013 and December 31, 2012, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013
Available for sale securities:
U.S. Treasury and U.S. government agencies	$13,189	$882	$-	$14,071
Mortgage-backed U.S. government agencies	52,582	273	758	52,097
State and political subdivision obligations	68,572	995	2,152	67,415
Equity securities	400	-	27	373
	$134,743	$2,150	$2,937	$133,956

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Available for sale securities:
U.S. Treasury and U.S. government agencies	$16,394	$1,346	$-	$17,740
Mortgage-backed U.S. government agencies	66,783	393	490	66,686
State and political subdivision obligations	67,033	2,542	96	69,479
Equity securities	400	-	10	390
	$150,610	$4,281	$596	$154,295

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This initial investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and an additional investment was purchased in 2011.  At June 30, 2013 and December 31, 2012, the investment is reported at fair value.

Investment securities having a fair value of $96,026,000 at June 30, 2013 and $96,124,000  at December 31, 2012, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $112,000 on sales of securities available for sale during the three and six month periods ended June 30, 2013.  Mid Penn realized gross gains of $10,000 and $26,000 on sales of securities available for sale during the three and six months ended June 30, 2012.  Mid Penn realized gross losses on the sale of securities available for sale of $0 during the three and six month periods ended June 30, 2013 and June 30, 2012.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013  and December 31, 2012.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
June 30, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$24,426	$643	$7,151	$115	$31,577	$758
State and political subdivision obligations	34,667	2,089	1,207	63	35,874	2,152
Equity securities	-	-	400	27	400	27
Total temporarily impaired
available for sale securities	$59,093	$2,732	$8,758	$205	$67,851	$2,937

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$30,345	$270	$15,839	$220	$46,184	$490
State and political subdivision obligations	9,389	66	1,231	30	10,620	96
Equity securities	-	-	390	10	390	10
Total temporarily impaired
available for sale securities	$39,734	$336	$17,460	$260	$57,194	$596

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

At June 30, 2013, 115 debt securities with unrealized losses depreciated 4.31% from their amortized cost basis.  At December 31, 2012, 73 debt securities with unrealized losses depreciated 1.03% from their amortized cost basis.  These securities are issued by either the U.S. Government or other governmental agencies. The unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	June 30, 2013
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$-	$-
Due after 1 year but within 5 years	17,149	18,222
Due after 5 years but within 10 years	27,685	27,787
Due after 10 years	36,927	35,477
	81,761	81,486
Mortgage-backed securities	52,582	52,097
Equity securities	400	373
	$134,743	$133,956

Mortgage-backed securities at June 30, 2013, had an average life of 3.2 years.

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers.  These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.31% of the portfolio at June 30, 2013.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of June 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands) June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$82,398	$1,422	$1,753	$-	$85,573
Commercial real estate	277,520	4,789	16,720	-	299,029
Commercial real estate - construction	38,384	402	54	-	38,840
Lease financing	1,596	-	-	-	1,596
Residential mortgage	63,192	-	148	-	63,340
Home equity	23,800	176	362	-	24,338
Consumer	5,942	-	-	-	5,942
	$492,832	$6,789	$19,037	$-	$518,658

(Dollars in thousands) December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$74,763	$1,651	$1,469	$-	$77,883
Commercial real estate	260,941	5,375	18,551	-	284,867
Commercial real estate - construction	32,767	410	54	-	33,231
Lease financing	1,305	-	-	-	1,305
Residential mortgage	57,455	-	-	-	57,455
Home equity	22,336	188	396	-	22,920
Consumer	6,267	292	-	-	6,559
	$455,834	$7,916	$20,470	$-	$484,220

Impaired loans by loan portfolio class as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$34	$70	$-	$192	$870	$-
Commercial real estate	4,795	7,818	-	6,570	10,773	-
Home equity	121	260	-	124	261	-
Consumer	-	-	-	-	578	-

With an allowance recorded:
Commercial and industrial	$204	$331	$82	$223	$351	$111
Commercial real estate	9,111	9,313	1,871	2,514	2,672	1,200
Commercial real estate - construction	54	54	28	54	54	54
Residential mortgage	84	84	29	-	-	-
Home equity	54	54	10	67	71	18

Total:
Commercial and industrial	$238	$401	$82	$415	$1,221	$111
Commercial real estate	13,906	17,131	1,871	9,084	13,445	1,200
Commercial real estate - construction	54	54	28	54	54	54
Residential mortgage	84	84	29	-	-	-
Home equity	175	314	10	191	332	18
Consumer	-	-	-	-	578	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2013 and June 30, 2012 are summarized as follows:

	Three Months Ended
	June 30, 2013		June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$35	$-	$99	$-
Commercial real estate	4,891	47	5,755	-
Commercial real estate - construction	-	-	129	-
Home equity	122	-	249	-

With an allowance recorded:
Commercial and industrial	$205	$-	$1,189	$-
Commercial real estate	9,136	-	2,797	-
Commercial real estate - construction	54	-	-	-
Residential mortgage	84	-	17	-
Home equity	55	-	89	-
Consumer	-	-	585	-

Total:
Commercial and industrial	$240	$-	$1,288	$-
Commercial real estate	14,027	47	8,552	-
Commercial real estate - construction	54	-	129	-
Residential mortgage	84	-	17	-
Home equity	177	-	338	-
Consumer	-	-	585	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended
	June 30, 2013		June 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$35	$-	$99	$-
Commercial real estate	4,930	64	5,755	-
Commercial real estate - construction	-	-	129	-
Home equity	122	-	249	-

With an allowance recorded:
Commercial and industrial	$205	$-	$1,189	$-
Commercial real estate	9,150	-	2,797	-
Commercial real estate - construction	54	-	-	-
Residential mortgage	111	-	17	-
Home equity	55	-	89	-
Consumer	-	-	585	-

Total:
Commercial and industrial	$240	$-	$1,288	$-
Commercial real estate	14,080	64	8,552	-
Commercial real estate - construction	54	-	129	-
Residential mortgage	111	-	17	-
Home equity	177	-	338	-
Consumer	-	-	585	-

Non-accrual loans by loan portfolio class as of June 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Commercial and industrial	$238	$264
Commercial real estate	13,906	10,785
Commercial real estate - construction	54	54
Residential mortgage	988	537
Home equity	175	191
	$15,361	$11,831

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands) June 30, 2013	30-59 Days Past Due	60-89 Days Past Due		Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$363	$		209	$572	$85,001	$85,573	$-
Commercial real estate	1,552		984	12,526	15,062	283,967	299,029	-
Commercial real estate - construction	-		-	54	54	38,786	38,840	-
Lease financing	-		-	-	-	1,596	1,596	-
Residential mortgage	160		-	924	1,084	62,256	63,340	-
Home equity	-		-	145	145	24,193	24,338	-
Consumer	7		7	-	14	5,928	5,942	-
Total	$2,082		$991	$13,858	$16,931	$501,727	$518,658	$-

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$123	$361	$234	$718	$77,165	$77,883	$-
Commercial real estate	1,785	5,618	8,248	15,651	269,216	284,867	-
Commercial real estate - construction	-	-	54	54	33,177	33,231	-
Lease financing	1		-	1	1,304	1,305	-
Residential mortgage	495	35	531	1,061	56,394	57,455	-
Home equity	96	-	147	243	22,677	22,920	-
Consumer	1	2	-	3	6,556	6,559	-
Total	$2,501	$6,016	$9,214	$17,731	$466,489	$484,220	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, June 30, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, April 1, 2013	$1,281	$3,543	$39	$1	$603	$349	$105	$(51)	$5,870
Charge-offs	-	(93)	-	-	(22)	-	(10)	-	(125)
Recoveries	9	2	8	-	23	2	63	-	107
Provisions	(41)	367	(11)	-	56	58	(67)	53	415
Ending balance, June 30, 2013	$1,249	$3,819	$36	$1	$660	$409	$91	$2	$6,267

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance, January 1, 2013	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(21)	(118)	-	-	(126)	-	(15)	-	(280)
Recoveries	16	5	8	-	23	5	71	-	128
Provisions	(44)	820	(36)	-	182	61	(66)	(7)	910
Ending balance, June 30, 2013	$1,249	$3,819	$36	$1	$660	$409	$91	$2	$6,267
Ending balance: individually evaluated for impairment	$82	$1,871	$28	$-	$29	$10	$-	$-	$2,020
Ending balance: collectively evaluated for impairment	$1,167	$1,948	$8	$1	$631	$399	$91	$2	$4,247

Loans receivables:
Ending balance	$85,573	$299,029	$38,840	$1,596	$63,340	$24,338	$5,942	$-	$518,658
Ending balance: individually evaluated for impairment	$238	$13,906	$54	$-	$84	$175	$-	$-	$14,457
Ending balance: collectively evaluated for impairment	$85,335	$285,123	$38,786	$1,596	$63,256	$24,163	$5,942	$-	$504,201

(Dollars in thousands)
As of, and for the period ended, June 30, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance, April 1, 2012	$1,755	$3,362	$27	$2	$454	$323	$524	$130	$6,577
Charge-offs	(12)	(149)	(5)	-	(59)	-	(5)	-	(230)
Recoveries	4	2	-	-	-	1	6	-	13
Provisions	(164)	225	5	-	80	17	5	57	225
Ending balance, June 30, 2012	$1,583	$3,440	$27	$2	$475	$341	$530	$187	$6,585

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance, January 1, 2012	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(216)	(455)	(5)	-	(69)	-	(7)	-	(752)
Recoveries	8	5	2	-	-	9	16	-	40
Provisions	(483)	346	7	-	182	(5)	434	44	525
Ending balance, June 30, 2012	$1,583	$3,440	$27	$2	$475	$341	$530	$187	$6,585
Ending balance: individually evaluated for impairment	$320	$975	$-	$-	$2	$15	$445	$-	$1,757
Ending balance: collectively evaluated for impairment	$1,263	$2,465	$27	$2	$473	$326	$85	$187	$4,828

Loans receivables:
Ending balance	$77,481	$297,373	$30,304	$1,724	$49,778	$24,115	$7,895	$-	$488,670
Ending balance: individually evaluated for impairment	$1,374	$8,470	$115	$-	$17	335	$585	$-	$10,896
Ending balance: collectively evaluated for impairment	$76,107	$288,903	$30,189	$1,724	$49,761	$23,780	$7,310	$-	$477,774

(Dollars in thousands)
As of December 31, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Ending balance: individually evaluated for impairment	$111	$1,200	$54	$-	$-	$18	$-	$-	$1,383
Ending balance: collectively evaluated for impairment	$1,187	$1,912	$10	$1	$581	$325	$101	$9	$4,126

Loans receivables:
Ending balance	$77,883	$284,867	$33,231	$1,305	$57,455	$22,920	$6,559	$-	$484,220
Ending balance: individually evaluated for impairment	$415	$9,084	$54	$-	$-	$191	$-	$-	$9,744
Ending balance: collectively evaluated for impairment	$77,468	$275,783	$33,177	$1,305	$57,455	$22,729	$6,559	$-	$474,476

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at June 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands) June 30, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$30
Commercial real estate	13,346	9,336	8,386
Residential mortgage	601	595	461
	$13,987	$9,966	$8,877

(Dollars in thousands) December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$30
Commercial real estate	7,326	3,748	2,916
Residential mortgage	558	552	448
	$7,924	$4,335	$3,394

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at June 30, 2013 totaled $8,877,000, of which, $882,000 represented five accruing loans to unrelated borrowers.  One is a large commercial real estate loan for $642,000,  while the remaining four loans are residential mortgages, all in compliance with the terms of the modification.  The remaining $7,995,000, representing 15 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Of these 15 loans, one business relationship accounted for five loans totaling $612,000, a large commercial participation totaling $1,566,000 accounted for three loans, and the remaining seven loans to unrelated borrowers totaled $5,817,000.   Included in the $5,817,000 are two large commercial real estate loans with balances of $1,671,000 and $3,275,000.

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

As a result of the evaluations at June 30, 2013 and December 31, 2012, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of June 30, 2013 and December 31, 2012, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  As of June 30, 2013, one forbearance agreement was negotiated during 2008, 11 forbearance agreements were negotiated during 2009, three forbearance agreements were negotiated in 2010, and five forbearance agreement was negotiated in 2013.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2013:

	Three Months Ended, June 30, 2013
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial real estate	3	$6,091	$5,588	$5,588
Residential mortgage	1	14	14	14
	4	$6,105	$5,602	$5,602

	Six Months Ended, June 30, 2013
(Dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial real estate	3	$6,091	$5,588	$5,588
Residential mortgage	2	74	74	74
	5	$6,165	$5,662	$5,662

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

There were no transfers of assets between fair value Level 1 and Level 2 for the six months ended June 30, 2013. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at June 30, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$14,071	$-	$14,071	$-
Mortgage-backed U.S. government agencies	52,097	-	52,097	-
State and political subdivision obligations	67,415	-	67,415	-
Equity securities	373	373	-	-
	$133,956	$373	$133,583	$-

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$17,740	$-	$17,740	$-
Mortgage-backed U.S. government agencies	66,686	-	66,686	-
State and political subdivision obligations	69,479	-	69,479	-
Equity securities	390	390	-	-
	$154,295	$390	$153,905	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at June 30, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$7,487	$-	$-	$7,487
Foreclosed Assets Held for Sale	404	-	-	404

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,475	$-	$-	$1,475
Foreclosed Assets Held for Sale	105	-	-	105

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$7,487	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (28%)
Foreclosed Assets Held for Sale	$404	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$1,475	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (28%)
Foreclosed Assets Held for Sale	$105	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.
(2)

Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$10,395	$10,395	$15,473	$15,473
Interest-bearing time balances with other financial institutions	13,433	13,433	23,563	23,563
Investment securities	133,956	133,956	154,295	154,295
Net loans and leases	512,391	522,136	478,711	495,181
Restricted investment in bank stocks	3,253	3,253	2,503	2,503
Accrued interest receivable	2,843	2,843	2,893	2,893
Mortgage servicing rights	211	211	233	233

Financial liabilities:
Deposits	$609,973	$612,727	$625,461	$629,096
Long-term debt	11,734	12,208	22,510	23,240
Accrued interest payable	777	777	620	620

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2013 and December 31, 2012.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, and accrued interest receivable and payable.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$512,391	$522,136	$-	$-	$522,136

Financial instruments - liabilities
Deposits	$609,973	$612,727	$-	$612,727	$-
Long-term debt	11,734	12,208	-	12,208	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$478,711	$495,181	$-	$-	$495,181

Financial instruments - liabilities
Deposits	$625,461	$629,096	$-	$629,096	$-
Long-term debt	22,510	23,240	-	23,240	-

(5)         Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $8,871,000 and $10,417,000 standby letters of credit outstanding as of June 30, 2013 and December 31, 2012, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of June 30, 2013 for payment under standby letters of credit issued was not material.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$8	$5	$5	$5
Interest cost	11	11	8	9
Amortization of prior service cost	6	6	1	1
Net periodic benefit cost	$25	$22	$14	$15

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$16	$11	$9	$10
Interest cost	22	23	17	18
Amortization of prior service cost	11	11	1	1
Net periodic benefit cost	$49	$45	$27	$29

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(7)           Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive (Loss) Income

Balance - June 30, 2013	$(520)	$(132)	$(652)

Balance - December 31, 2012	$2,433	$(140)	$2,293

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

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of June 30, 2013:

(Dollars in thousands)
Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - June 30, 2013	120	120,000
Total	5,000	$5,000,000

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$1,366	$1,360	$2,051	$2,494
Less: Dividends on Series A preferred stock	-	(125)	-	(250)
Accretion of Series A preferred stock discount	-	(4)	(14)	(7)
Dividends on Series B preferred stock	(87)	-	(134)	-
Net income available to common shareholders	$1,279	$1,231	$1,903	$2,237

Weighted average common shares outstanding	3,491,069	3,485,867	3,490,403	3,485,203
Basic earnings per common share	$0.37	$0.35	$0.55	$0.64

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$1,279	$1,231	$1,903	$2,237
Weighted average number of common shares outstanding	3,491,069	3,485,867	3,490,403	3,485,203
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury
under the Capital Repurchase Program	-	-	-	-
Adjusted weighted-average common shares outstanding	3,491,069	3,485,867	3,490,403	3,485,203
Diluted earnings per common share	$0.37	$0.35	$0.55	$0.64

As of June 30, 2013 Mid Penn no longer had any warrants outstanding.  As of June 30, 2012, Mid Penn had 73,099 warrants outstanding that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

(11)          Recent Accounting Pronouncements

There were no new accounting pronouncements affecting Mid Penn during the period that were not already incorporated into the disclosures.

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2013, compared to year-end 2012, and the Results of Operations for the three and six months ended June 30, 2013, compared to the same period in 2012.

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	Impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

Results of Operations

Overview

Net income available to common shareholders was $1,279,000, $0.37 per common share, for the quarter ended June 30, 2013, as compared to net income available to common shareholders of $1,231,000, or $0.35 per common share, for the quarter ended June 30, 2012, a 3.9% increase.  During the six months ended June 30, 2013, net income available to common shareholders was $1,903,000, or $0.55 per common share, versus $2,237,000, or $0.64 per common share for the same period in 2012, a 14.9% decrease.

Net interest income declined $176,000, or 2.9%, to $5,847,000 for the quarter ended June 30, 2013 from $6,023,000 during the quarter ended June 30, 2012.  Through the first six months of 2013, net interest income decreased $394,000, or 3.4% to $11,306,000 from $11,700,000 during the same period in 2012.  This decline is a result of lower yields on our earning assets.

The provision for loan and lease losses in the second quarter of 2013 was $415,000, compared to $225,000 in the second quarter of 2012.  During the six months ended June 30, 2013, the provision for loan and lease losses was $910,000 compared to $525,000 for the six months ended June 30, 2012.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Return on average assets	0.39%	0.78%	0.59%	0.71%
Return on average equity	5.19%	9.96%	7.81%	9.22%

While total assets increased a modest $449,000 to $705,649,000 at June 30, 2013, from $705,200,000 at December 31, 2012, there has been a shift in the composition of our assets.  There was notable growth in net loans, increasing $33,680,000 from $478,711,000 at December 31, 2012 to $512,391,000 at June 30, 2013, while interest-bearing time deposits with other financial institutions declined $10,130,000 from $23,563,000 at December 31, 2012 to $13,433,000 at June 30, 2013 and available for sale investment securities declined by $20,339,000 from $154,295,000 at December 31, 2012 to $133,956,000 at June 30, 2013.    We have been allowing the maturing interest-bearing time deposits with other financial institutions run off to fund loan growth and  the available for sale securities balance has declined mainly due to the rapid amortization of the MBS and CMO portfolios.  Total deposits decreased $15,488,000 from $625,461,000 at December 31, 2012 to $609,973,000 at June 30, 2013.  The money market balance decreased $10,094,000 from $210,588,000 at December 31, 2012 due to a rate reduction in the second quarter.  Total noninterest-bearing deposits declined $5,489,000 from $57,977,000 at December 31, 2012, primarily in cash management accounts that tend to have a cyclical nature.

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

For the three months ended June 30, 2013, Mid Penn’s taxable-equivalent net interest margin decreased to 3.73%, from 3.81%, for the three months ended June 30, 2012.  Net interest income, on a taxable-equivalent basis, in the three months ended June 30, 2013, decreased to $6,184,000 from $6,328,000 during the same three months of 2012.  This decline is primarily attributable to the decline in loan yield, which is a result of the current rate environment and competitive market.  While our average loan balance increased, new loans are being added at lower rates than those that are paying down, which decreased our average loan yield to 5.29% for the three months ended June 30, 2013 from 5.95%. for the three months ended June 30, 2012.

For the six months ended June 30, 2013, Mid Penn’s taxable-equivalent net interest margin decreased slightly to 3.63% from 3.67% for the six months ended June 30, 2012, driven primarily by the reduction in the average earning assets coupled with a decline in the yield on those earning assets, which decreased to 4.47% at June 30, 2013 from 4.83% during the same period in 2012.  Net interest income, on a taxable equivalent basis, in the first six months of 2013 decreased to $11,969,000 from $12,308,000 in the first six months of 2012.

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

During the first six months of 2013, Mid Penn continued to experience a challenging economic and operating environment both on a national and local level.  Given the economic pressures that impact some borrowers, Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the risk characteristics of the loan and lease portfolio, the growth in the loan and lease portfolio during the first six months of 2013, and shifting collateral values from December 31, 2012 to June 30, 2013.

Following its model for loan and lease loss allowance adequacy, management recorded a $415,000 provision for the three months ended June 30, 2013, as compared to a provision of $225,000 for the three months ended June 30, 2012.  During the six months ended June 30, 2013, the provision for loans and lease losses was $910,000, as compared to $525,000 for the six months ended June 2012.  The allowance for loan and lease losses as a percentage of total loans was 1.21% at June 30, 2013, compared to 1.14% at December 31, 2012.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC.

Noninterest Income

Noninterest income decreased $176,000, or 2.9%, during the second quarter of 2013 versus the second quarter of 2012.  During the six months ended June 30, 2013, noninterest income increased $19,000, or 1.1% versus the same period in 2012.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2013	2012	$ Variance	% Variance
Income from fiduciary activities	$110	$189	$(79)	-41.8%
Net gain on sales of investment securities	112	10	102	1,020.0%
Mortgage banking income	115	137	(22)	-16.1%
Other income	170	278	(108)	-38.8%

(Dollars in Thousands)	Six Months Ended June 30,
	2013	2012	$ Variance	% Variance
Income from fiduciary activities	$249	$301	$(52)	-17.3%
Service charges on deposits	280	265	15	5.7%
Net gain on sales of investment securities	112	26	86	330.8%
Mortgage banking income	225	259	(34)	-13.1%

Income from fiduciary activities decreased during the three and six months ended June 30, 2013 versus the same periods in 2012.  This variance is the result of lower sales of third party mutual funds during 2013 versus 2012.

Mid Penn recognized increased investment security gains in the three and six months ended June 30, 2013 versus the same periods in 2012.  Mortgage banking income was off slightly during the three and six months ended June 30, 2013.  Refinancing activity has begun to subside while purchase activity has increased, but is still weak versus pre-recession levels.  Other income decreased during the three and six months ended June 30, 2013 versus the same periods in 2012.  This variance is due to the 2012 periods containing a gain from the sale of a rental property owned by the Bank and a recovery of sales taxes previously paid and recovered as a result of a sales tax review.

Noninterest Expenses

Noninterest expenses decreased $335,000 or 6.8% during the second quarter of 2013, versus the same period in 2012.  During the six months ended June 30, 2013, noninterest expenses decreased $36,000, or 0.4%, versus the same period in 2012.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended June 30,
	2013	2012	$ Variance	% Variance
Salaries and employee benefits	$2,685	$2,619	$66	2.5%
Equipment expense	345	286	59	20.6%
FDIC Assessment	131	302	(171)	-56.6%
Marketing and advertising expense	62	128	(66)	-51.6%
Computer expense	246	161	85	52.8%
Loss (gain) on sale/write-down of foreclosed assets	(303)	50	(353)	-706.0%

(Dollars in Thousands)	Six Months Ended June 30,
	2013	2012	$ Variance	% Variance
Salaries and employee benefits	$5,542	$5,215	$327	6.3%
Equipment expense	661	580	81	14.0%
FDIC Assessment	333	603	(270)	-44.8%
Legal and professional fees	320	245	75	30.6%
Marketing and advertising expense	105	197	(92)	-46.7%
Computer expense	427	323	104	32.2%
Loss (gain) on sale/write-down of foreclosed assets	(322)	58	(380)	-655.2%

Salaries and employee benefits increased during the three and six months ended June 30, 2013, primarily due to the increase in actual medical claims experienced from Mid Penn’s self-funded medical insurance plan.  Also contributing to the increase were the merit increases for existing team members and the hiring of new, experienced team members to add depth to the sales and support areas.  Equipment expense increased for the three and six months ended June 30, 2013 versus the same periods in 2012 due to ongoing upgrades to Mid Penn’s network infrastructure in

MID PENN BANCORP, INC.

preparation for the transition to a hosted environment.  We believe that this transition will result in long-term operational savings and enhanced capabilities to bring new products and services to customers.  FDIC assessments consist of premiums paid by FDIC-insured institutions.  The assessments are based on statutory and risk classification factors.  FDIC assessments decreased during the three and six months ended June 30, 2013 mainly due to a reduction in the Bank’s risk rating over that period.  Legal and professional fees increased during the six months ended June 30, 2013, comprised primarily of increased fees associated with a change in the firm used for outsourced internal audit and supplemental audits conducted on regulatory information in preparation for Mid Penn’s FDIC Compliance Exam.  Marketing and advertising expense declined for the three and six months ended June 30, 2013 as a result of a continuing focus on reducing discretionary expenses.  Computer expense increased during the three and six months ended June 30, 2013 primarily due to the addition of software required by regulatory bodies and to enhance the customer’s mobile banking experience.  Gain on sale/write-down of foreclosed assets improved during the three and six months ended June 30, 2013 versus the same periods in 2012 primarily due to the sale of a property at auction for a significantly higher figure than originally appraised.  The transaction closed during the second quarter of 2013.

Income Taxes

The provision for income taxes was $292,000 for the three months ended June 30, 2013, as compared to the provision for income taxes of $422,000 in the same period last year.  The effective tax rate for the three months ended June 30, 2013, was 17.6% compared to 23.6% for the three months ended June 30, 2012.  The provision for income taxes for the six months ended June 30, 2013 was $384,000, as compared to $665,000 during the same period in 2012.  The effective tax rate for the six months ended June 30, 2013 was 15.8% compared to 21.0% for the six months ended June 30, 2012.  This decline was the result of lower taxable income in the first quarter of 2013 versus the same period in 2012.  Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first six months of 2013, Mid Penn experienced an increase in loans outstanding of $34,438,000, or 7.1%.  Commercial real estate, as well as commercial, industrial, and agricultural, and residential mortgage balances showed moderate growth as requests from creditworthy borrowers increased, while balances in the consumer portfolio eroded due to contractual payments exceeding new volume.

(Dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate, construction and land development	$272,276	52.5%	$255,231	52.7%
Commercial, industrial and agricultural	88,239	17.0%	79,228	16.4%
Residential mortgage	153,272	29.6%	143,243	29.6%
Consumer	4,871	0.9%	6,518	1.3%
	$518,658	100.0%	$484,220	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania.  This region currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends.  At June 30, 2013, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 6.7% versus the seasonally adjusted national unemployment rate of 7.6%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first six months of 2013, Mid Penn had net charge-offs of $152,000 compared to net charge-offs of $712,000 during the same period of 2012.  Loans charged off during the first six months of 2013 were comprised of six residential real estate loans totaling $126,000, four commercial real estate loans totaling $118,000, three commercial and industrial loans totaling $21,000, and three consumer loans totaling $11,000.  The remaining $4,000 was comprised of deposit account charge-offs.  All loans charged off during the first quarter were to unrelated borrowers.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.

Changes in the allowance for loan and lease losses for the six months ended June 30, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2013	2012
Average total loans outstanding (net of unearned income)	$489,282	$484,966
Period ending total loans outstanding (net of unearned income)	518,658	485,982

Balance, beginning of period	5,509	6,772

Loans charged off during period	(280)	(752)
Recoveries of loans previously charged off	128	40
Net chargeoffs	(152)	(712)

Provision for loan and lease losses	910	525
Balance, end of period	$6,267	$6,585

Ratio of net loans charged off to average loans outstanding (annualized)	0.06%	0.29%

Ratio of allowance for loan losses to net loans at end of period	1.21%	1.35%

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

At June 30, 2013, total nonperforming loans amounted to $16,885,000, or 3.26% of loans and leases net of unearned income, as compared to levels of $12,257,000, or 2.53%, at December 31, 2012 and $12,294,000, or 2.53%, at June 30, 2012.

(Dollars in thousands)
	June 30, 2013	December 31, 2012	June 30, 2012
Nonperforming Assets:
Nonaccrual loans	$16,003	$11,831	$11,862
Loans renegotiated with borrowers	882	426	432
Total nonperforming loans	16,885	12,257	12,294

Foreclosed real estate	1,030	843	1,537
Total non-performing assets	17,915	13,100	13,831

Accruing loans 90 days or more past due	-	-	-
Total risk elements	$17,915	$13,100	$13,831

Nonperforming loans as a % of total
loans outstanding	3.26%	2.53%	2.53%
Nonperforming assets as a % of total
loans outstanding and other real estate	3.45%	2.71%	2.84%
Ratio of allowance for loan losses
to nonperforming loans	41.60%	44.95%	53.56%

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

(Dollars in thousands)
	June 30, 2013	December 31, 2012
Period ending total loans outstanding (net of unearned income)	$518,358	$484,220
Allowance for loan and lease losses	6,267	5,509
Total Nonperforming loans	16,885	12,257
Nonperforming and impaired loans with partial charge-offs	3,212	3,744

Ratio of nonperforming loans with partial charge-offs
to total loans	0.62%	0.77%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	19.02%	30.55%

Coverage ratio net of nonperforming loans with
partial charge-offs	45.83%	64.71%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.22%	1.15%

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

As of June 30, 2013, Mid Penn had several loan relationships, with an aggregate carrying balance of $14,457,000, deemed impaired.  This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $9,507,000 for which specific allocations totaling $2,020,000 have been included within the loan loss reserve for these loans.  The remaining $4,950,000 of loans requires no specific allocation within the loan loss reserve.  The $14,457,000 pool of impaired loan relationships is comprised of $12,563,000 in real estate secured commercial relationships and $1,894,000 in business relationships.  There are specific allocations against the real estate secured pool totaling $1,268,000, spread among 22 loans and 11 relationships.  Three of the relationships have four loans each, accounting for $846,000 of the total; the remaining loans are to unrelated borrowers.  The group of impaired business relationships with specific allocations is made up of five relationships and a specific allocation of $752,000 has been set aside against these credits.  Four small business relationships account for $110,000 of the specific allocations due to the negative effects of the economy on their businesses.  One additional large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $642,000 of the total pool attributable to this segment.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,267,000 is adequate as of June 30, 2013.

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

Shareholders’ equity decreased during the six months ended June 30, 2013 by $1,126,000, or 2.2%, from December 31, 2012.   Capital has been positively impacted in 2013 by positive earnings available to common shareholders of $1,903,000 and the issuance of the remaining 120 shares of Series B preferred stock, offset by a $2,945,000 decline in other comprehensive income and $58,000 used to repurchase the warrants associated with the CPP.

MID PENN BANCORP, INC.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of June 30, 2013:
Tier 1 Capital (to Average Assets)	$50,641	7.3%	$27,905	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	50,641	9.8%	20,624	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	56,998	11.1%	41,248	8.0%		N/A	N/A

Bank
As of June 30, 2013:
Tier 1 Capital (to Average Assets)	$50,536	7.2%	$27,905	4.0%		$34,881	5.0%
Tier 1 Capital (to Risk Weighted Assets)	50,536	9.8%	20,624	4.0%		30,936	6.0%
Total Capital (to Risk Weighted Assets)	56,893	11.0%	41,248	8.0%		51,560	10.0%

Corporation
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,822	6.8%	$28,530	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	48,822	10.0%	19,593	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	54,421	11.1%	39,185	8.0%		N/A	N/A

Bank
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,764	6.9%	$28,111	4.0%		$35,138	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,764	10.0%	19,593	4.0%		29,389	6.0%
Total Capital (to Risk Weighted Assets)	54,363	11.1%	39,185	8.0%		48,981	10.0%

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum leverage ratio of 4%.

In addition, the final rules establishes a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations. If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments. The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016.

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to

MID PENN BANCORP, INC.

commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

Mid Penn is in the process of assessing the impact of these changes on the regulatory ratios of Mid Penn and Mid Penn Bank on the capital, operations, liquidity and earnings of Mid Penn and Mid Penn Bank.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2013, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended June 30, 2013, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 14, 2013
By:	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date:	August 14, 2013

MID PENN BANCORP, INC.