Form 10-Q
period 2013-09-30
MID PENN BANCORP INC
filed 2013-11-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the registrant had 3,493,529 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries

MID PENN BANCORP, INC.Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$12,052	$11,200
Interest-bearing balances with other financial institutions	1,165	1,273
Federal funds sold	-	3,000
Total cash and cash equivalents	13,217	15,473
Interest-bearing time deposits with other financial institutions	7,861	23,563
Available for sale investment securities	119,770	154,295
Loans and leases, net of unearned interest	528,546	484,220
Less: Allowance for loan and lease losses	(5,793)	(5,509)
Net loans and leases	522,753	478,711
Bank premises and equipment, net	12,759	13,123
Restricted investment in bank stocks	1,895	2,503
Foreclosed assets held for sale	2,047	843
Accrued interest receivable	2,684	2,893
Deferred income taxes	3,326	1,789
Goodwill	1,016	1,016
Core deposit and other intangibles, net	191	288
Cash surrender value of life insurance	8,317	8,143
Other assets	2,152	2,560
Total Assets	$697,988	$705,200
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$48,495	$57,977
Interest bearing demand	202,285	164,837
Money Market	197,837	210,588
Savings	29,666	28,406
Time	142,571	163,653
Total Deposits	620,854	625,461
Short-term borrowings	9,245	-
Long-term debt	8,190	22,510
Accrued interest payable	803	620
Other liabilities	6,343	4,389
Total Liabilities	645,435	652,980
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 5,000 shares issued and outstanding at
September 30, 2013 and 4,880 shares issued and outstanding at December 31, 2012	5,000	4,880
Common stock, par value $1.00; authorized 10,000,000 shares; 3,493,529 shares issued and outstanding at September 30, 2013 and 3,489,684 shares issued and
outstanding at December 31, 2012	3,494	3,490
Additional paid-in capital	29,841	29,816
Retained earnings	14,651	11,741
Accumulated other comprehensive (loss) income	(433)	2,293
Total Shareholders’ Equity	52,553	52,220
Total Liabilities and Shareholders' Equity	$697,988	$705,200

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest & fees on loans and leases	$6,962	$6,742	$19,717	$20,619
Interest on interest-bearing balances	21	55	97	180
Interest and dividends on investment securities:
U.S. Treasury and government agencies	170	232	393	997
State and political subdivision obligations, tax-exempt	466	419	1,442	1,232
Other securities	14	5	28	15
Interest on federal funds sold and securities purchased
under agreements to resell	-	5	11	10
Total Interest Income	7,633	7,458	21,688	23,053
INTEREST EXPENSE
Interest on deposits	1,068	1,443	3,403	4,850
Interest on short-term borrowings	12	-	19	1
Interest on long-term debt	112	245	519	732
Total Interest Expense	1,192	1,688	3,941	5,583
Net Interest Income	6,441	5,770	17,747	17,470
PROVISION FOR LOAN AND LEASE LOSSES	575	150	1,485	675
Net Interest Income After Provision for Loan and Lease Losses	5,866	5,620	16,262	16,795
NONINTEREST INCOME
Income from fiduciary activities	111	128	360	429
Service charges on deposits	150	153	430	418
Net gain on sales of investment securities	108	241	220	267
Earnings from cash surrender value of life insurance	58	61	174	186
Mortgage banking income	75	184	300	443
ATM debit card interchange income	130	114	376	354
Other income	176	176	636	629
Total Noninterest Income	808	1,057	2,496	2,726
NONINTEREST EXPENSE
Salaries and employee benefits	2,657	2,671	8,199	7,886
Occupancy expense, net	256	263	835	799
Equipment expense	323	343	984	923
Pennsylvania Bank Shares tax expense	104	92	365	351
FDIC Assessment	6	301	339	904
Legal and professional fees	191	186	511	431
Director fees and benefits expense	81	97	238	232
Marketing and advertising expense	87	91	192	288
Computer expense	239	166	666	489
Telephone expense	116	107	318	317
(Gain) loss on sale/write-down of foreclosed assets	(54)	43	(376)	102
Intangible amortization	8	7	22	38
Loan collection costs	32	92	178	239
Other expenses	700	623	1,924	1,768
Total Noninterest Expense	4,746	5,082	14,395	14,767
INCOME BEFORE PROVISION FOR INCOME TAXES	1,928	1,595	4,363	4,754
Provision for income taxes	440	329	824	994
NET INCOME	1,488	1,266	3,539	3,760
Series A preferred stock dividends and discount accretion	-	128	14	385
Series B preferred stock dividends	88	-	222	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,400	$1,138	$3,303	$3,375

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.40	$0.33	$0.95	$0.97
Diluted Earnings Per Common Share	$0.40	$0.33	$0.95	$0.97
Cash Dividends	$0.05	$0.05	$0.10	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                            Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2013	2012

Net income	$1,488	$1,266

Other comprehensive income:

Unrealized gains arising during the period on available for sale
securities, net of income taxes of $147 and $216, respectively	286	418

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of $(37) and $(82), respectively (1) (3)	(71)	(159)

Change in defined benefit plans, net of income taxes of $2 and $(7), respectively (2) (3)	4	(13)

Total other comprehensive income	219	246

Total comprehensive income	$1,707	$1,512

(Dollars in thousands)	Nine Months Ended September 30,
	2013	2012

Net income	$3,539	$3,760

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available for sale
securities, net of income taxes of $(1,334) and $412, respectively	(2,591)	799

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of $(75) and $(91), respectively (1) (3)	(145)	(176)

Change in defined benefit plans, net of income taxes of $5 and $(8), respectively (2) (3)	10	(15)

Total other comprehensive (loss) income	(2,726)	608

Total comprehensive income	$813	$4,368

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

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2012	$4,880	$3,490	$29,816	$11,741	$2,293	$52,220
Net income	-	-	-	3,539	-	3,539
Total other comprehensive loss, net of taxes	-	-	-	-	(2,726)	(2,726)
Common stock dividends	-	-	-	(349)	-	(349)
Employee Stock Purchase Plan	-	4	39	-	-	43
Series B Preferred stock issuance	120	-	-	-	-	120
Series B Preferred stock dividends	-	-	-	(222)	-	(222)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, September 30, 2013	$5,000	$3,494	$29,841	$14,651	$(433)	$52,553

Balance, December 31, 2011	$10,000	$3,484	$29,830	$8,222	$1,916	$53,452
Net income	-	-	-	3,760	-	3,760
Total other comprehensive income, net of taxes	-	-	-	-	608	608
Common stock dividends	-	-	-	(522)	-	(522)
Employee Stock Purchase Plan	-	5	38	-	-	43
Series A Preferred stock dividends	-	-	-	(375)	-	(375)
Amortization of warrant cost	-	-	(10)	-	-	(10)
Balance, September 30, 2012	$10,000	$3,489	$29,858	$11,085	$2,524	$56,956

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net Income	$3,539	$3,760
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	1,485	675
Depreciation	936	853
Amortization of intangibles	97	15
Net amortization of security premiums	2,082	973
Gain on sales of investment securities	(220)	(267)
Earnings on cash surrender value of life insurance	(174)	(186)
Gain on disposal of property, plant, and equipment	(8)	(1)
(Gain) loss on sale / write-down of foreclosed assets	(376)	102
Deferred income tax (benefit) expense	(1,223)	688
Decrease in accrued interest receivable	209	71
Decrease in other assets	1,503	795
Increase in accrued interest payable	183	115
Increase in other liabilities	1,949	8,676
Net Cash Provided By Operating Activities	9,982	16,269
Investing Activities:
Net decrease in interest-bearing balances	15,702	3,416
Proceeds from the maturity of investment securities	31,777	26,876
Proceeds from the sale of investment securities	15,118	17,895
Purchases of investment securities	(18,376)	(52,604)
Redemptions of restricted investment in bank stock	608	571
Net increase in loans and leases	(48,175)	(3,367)
Purchases of bank premises and equipment	(564)	(777)
Proceeds from sale of bank premises and equipment	-	16
Proceeds from sale of foreclosed assets	1,820	2,105
Net Cash Used In Investing Activities	(2,090)	(5,869)
Financing Activities:
Net increase in demand deposits and savings accounts	16,475	25,647
Net decrease in time deposits	(21,082)	(29,678)
Net increase in short-term borrowings	9,245	-
Series A preferred stock dividend paid	-	(375)
Series B preferred stock dividend paid	(222)	-
Common stock dividend paid	(349)	(522)
Series B preferred stock issuance	120	-
Employee Stock Purchase Plan	43	43
Warrant repurchase	(58)	-
Long-term debt repayment	(14,320)	(143)
Net Cash Used In Financing Activities	(10,148)	(5,028)
Net (decrease) increase in cash and cash equivalents	(2,256)	5,372
Cash and cash equivalents, beginning of year	15,473	17,841
Cash and cash equivalents, end of year	$13,217	$23,213

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,758	$5,468
Income taxes paid	$550	$1,250
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$2,648	$1,865

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  We believe the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the September 30, 2012 and December 31, 2012 balances have been reclassified to conform to the 2013 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2012.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2013 and December 31, 2012, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
Available for sale securities:
U.S. Treasury and U.S. government agencies	$12,149	$765	$-	$12,914
Mortgage-backed U.S. government agencies	42,458	377	462	42,373
State and political subdivision obligations	64,072	864	1,997	62,939
Equity securities	1,550	20	26	1,544
	$120,229	$2,026	$2,485	$119,770

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Available for sale securities:
U.S. Treasury and U.S. government agencies	$16,394	$1,346	$-	$17,740
Mortgage-backed U.S. government agencies	66,783	393	490	66,686
State and political subdivision obligations	67,033	2,542	96	69,479
Equity securities	400	-	10	390
	$150,610	$4,281	$596	$154,295

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This initial investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and additional investments were purchased in 2011 and 2013.  At September 30, 2013 and December 31, 2012, the investment is reported at fair value.

Investment securities having a fair value of $103,237,000 at September 30, 2013 and $96,124,000  at December 31, 2012, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $108,000 and $220,000 on sales of securities available for sale during the three and nine month periods ended September 30, 2013.  Mid Penn realized gross gains of $241,000 and $267,000 on sales of securities available for sale during the three and nine months ended September 30, 2012.  Mid Penn realized gross losses on the sale of securities available for sale of $0 during the three and nine month periods ended September 30, 2013 and September 30, 2012.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
September 30, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$9,958	$203	$10,775	$259	$20,733	$462
State and political subdivision obligations	30,830	1,868	2,175	129	33,005	1,997
Equity securities	-	-	550	26	550	26
Total temporarily impaired
available for sale securities	$40,788	$2,071	$13,500	$414	$54,288	$2,485

(Dollars in thousands)	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	$30,345	$270	$15,839	$220	$46,184	$490
State and political subdivision obligations	9,389	66	1,231	30	10,620	96
Equity securities	-	-	390	10	390	10
Total temporarily impaired
available for sale securities	$39,734	$336	$17,460	$260	$57,194	$596

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

At September 30, 2013,  97 debt securities with unrealized losses depreciated 4.58% from their amortized cost basis.  At December 31, 2012, 73 debt securities with unrealized losses depreciated 1.03% from their amortized cost basis.  These securities are issued by either the U.S. Government or other governmental agencies. The unrealized losses were determined principally by reference to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the U.S. Government or its agencies issued the securities, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Based on the above conditions management has determined that no declines are deemed to be other-than-temporary.

The table below is the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	September 30, 2013
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$-	$-
Due after 1 year but within 5 years	16,646	17,636
Due after 5 years but within 10 years	26,939	26,896
Due after 10 years	32,636	31,321
	76,221	75,853
Mortgage-backed securities	42,458	42,373
Equity securities	1,550	1,544
	$120,229	$119,770

Mortgage-backed securities at September 30, 2013, had an average life of 3.4 years.

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers.  These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.28% of the portfolio at September 30, 2013.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of September 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands) September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$89,706	$969	$1,566	$-	$92,241
Commercial real estate	277,837	3,310	12,750	-	293,897
Commercial real estate - construction	43,673	392	105	-	44,170
Lease financing	1,475	-	-	-	1,475
Residential mortgage	66,860	-	-	-	66,860
Home equity	24,022	170	257	-	24,449
Consumer	5,454	-	-	-	5,454
	$509,027	$4,841	$14,678	$-	$528,546

(Dollars in thousands) December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$74,763	$1,651	$1,469	$-	$77,883
Commercial real estate	260,941	5,375	18,551	-	284,867
Commercial real estate - construction	32,767	410	54	-	33,231
Lease financing	1,305	-	-	-	1,305
Residential mortgage	57,455	-	-	-	57,455
Home equity	22,336	188	396	-	22,920
Consumer	6,267	292	-	-	6,559
	$455,834	$7,916	$20,470	$-	$484,220

Impaired loans by loan portfolio class as of September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$185	$186	$-	$192	$870	$-
Commercial real estate	5,759	5,800	-	6,570	10,773	-
Residential mortgage	16	17	-	-	-	-
Home equity	29	39	-	124	261	-
Consumer	-	-	-	-	578	-

With an allowance recorded:
Commercial and industrial	$42	$169	$42	$223	$351	$111
Commercial real estate	4,003	4,209	1,423	2,514	2,672	1,200
Commercial real estate - construction	-	-	-	54	54	54
Residential mortgage	25	25	25	-	-	-
Home equity	51	52	8	67	71	18

Total:
Commercial and industrial	$227	$355	$42	$415	$1,221	$111
Commercial real estate	9,762	10,009	1,423	9,084	13,445	1,200
Commercial real estate - construction	-	-	-	54	54	54
Residential mortgage	41	42	25	-	-	-
Home equity	80	91	8	191	332	18
Consumer	-	-	-	-	578	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2013 and September 30, 2012 are summarized as follows:

	Three Months Ended
	September 30, 2013		September 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$186	$-	$474	$-
Commercial real estate	5,840	123	7,725	-
Residential mortgage	37	-	-	-
Home equity	29	-	125	-

With an allowance recorded:
Commercial and industrial	$42	$-	$242	$-
Commercial real estate	4,026	-	2,600	-
Commercial real estate - construction	-	-	54	-
Residential mortgage	25	-	-	-
Home equity	53	-	72	-
Consumer	-	-	582	-

Total:
Commercial and industrial	$228	$-	$716	$-
Commercial real estate	9,866	123	10,325	-
Commercial real estate - construction	-	-	54	-
Residential mortgage	62	-	-	-
Home equity	82	-	197	-
Consumer	-	-	582	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2013		September 30, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$188	$-	$479	$-
Commercial real estate	5,949	187	7,778	-
Residential mortgage	64	-	-	-
Home equity	30	-	126	4

With an allowance recorded:
Commercial and industrial	$43	$-	$243	$-
Commercial real estate	4,042	-	2,618	-
Commercial real estate - construction		-	54	-
Residential mortgage	25	-		-
Home equity	54	-	72	-
Consumer	-	-	582	-

Total:
Commercial and industrial	$231	$-	$722	$-
Commercial real estate	9,991	187	10,396	-
Commercial real estate - construction	-	-	54	-
Residential mortgage	89	-	-	-
Home equity	84	-	198	4
Consumer	-	-	582	-

Non-accrual loans by loan portfolio class as of September 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Commercial and industrial	$227	$264
Commercial real estate	9,762	10,785
Commercial real estate - construction	-	54
Residential mortgage	766	537
Home equity	130	191
	$10,885	$11,831

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of September 30, 2013 and December 31, 2012 are summarized as follows:

(Dollars in thousands) September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$75	$-	$227	$302	$91,939	$92,241	$-
Commercial real estate	1,610	647	7,607	9,864	284,033	293,897	-
Commercial real estate - construction	-	-	-	-	44,170	44,170	-
Lease financing	-	-	-	-	1,475	1,475	-
Residential mortgage	1	41	746	788	66,072	66,860	-
Home equity	73	-	101	174	24,275	24,449	-
Consumer	-	7	-	7	5,447	5,454	-
Total	$1,759	$695	$8,681	$11,135	$517,411	$528,546	$-

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$123	$361	$234	$718	$77,165	$77,883	$-
Commercial real estate	1,785	5,618	8,248	15,651	269,216	284,867	-
Commercial real estate - construction	-	-	54	54	33,177	33,231	-
Lease financing	1		-	1	1,304	1,305	-
Residential mortgage	495	35	531	1,061	56,394	57,455	-
Home equity	96	-	147	243	22,677	22,920	-
Consumer	1	2	-	3	6,556	6,559	-
Total	$2,501	$6,016	$9,214	$17,731	$466,489	$484,220	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, September 30, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance, July 1, 2013	$1,249	$3,819	$36	$1	$660	$409	$91	$2	$6,267
Charge-offs	(161)	(759)	(17)	-	(41)	(91)	(8)	-	(1,077)
Recoveries	10	8	-	2	-	-	8	-	28
Provisions	56	902	(9)	(2)	(239)	(81)	(7)	(45)	575
Ending balance, September 30, 2013	$1,154	$3,970	$10	$1	$380	$237	$84	$(43)	$5,793

Beginning balance, January 1, 2013	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(182)	(877)	(17)	-	(167)	(91)	(23)	-	(1,357)
Recoveries	26	13	8	2	23	5	79	-	156
Provisions	12	1,722	(45)	(2)	(57)	(20)	(73)	(52)	1,485
Ending balance, September 30, 2013	$1,154	$3,970	$10	$1	$380	$237	$84	$(43)	$5,793
Ending balance: individually evaluated for impairment	$42	$1,423	$-	$-	$25	$8	$-	$-	$1,498
Ending balance: collectively evaluated for impairment	$1,112	$2,547	$10	$1	$355	$229	$84	$(43)	$4,295

Loans receivables:
Ending balance	$92,241	$293,897	$44,170	$1,475	$66,860	$24,449	$5,454	$-	$528,546
Ending balance: individually evaluated for impairment	$227	$9,762	$-	$-	$41	$80	$-	$-	$10,110
Ending balance: collectively evaluated for impairment	$92,014	$284,135	$44,170	$1,475	$66,819	$24,369	$5,454	$-	$518,436

(Dollars in thousands)
As of, and for the period ended, September 30, 2012	Commercial and industrial	Commercial real estate		Commercial real estate - construction	Lease financing		Residential mortgage	Home equity		Consumer	Unallocated	Total
Beginning balance, July 1, 2012	$1,583	$3,440		$27	$2		$475		$341	$530	$187	$6,585
Charge-offs	(212)	(1)	-	-	-	-	(105)		-	(6)	-	(324)
Recoveries	8	4		-	-		-	-	-	16	-	28
Provisions	(82)	(62)		51	-		144		26	109	(36)	150
Ending balance, September 30, 2012	$1,297	$3,381		$78	$2		$514		$367	$649	$151	$6,439

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance, January 1, 2012	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(428)	(456)	(5)	-	(174)	-	(12)	-	(1,075)
Recoveries	16	9	2	-	-	9	31	-	67
Provisions	(565)	284	58	-	326	21	543	8	675
Ending balance, September 30, 2012	$1,297	$3,381	$78	$2	$514	$367	$649	$151	$6,439
Ending balance: individually evaluated for impairment	$112	$1,338	$54	$-	$-	$25	$578	$-	$2,107
Ending balance: collectively evaluated for impairment	$1,185	$2,043	$24	$2	$514	$342	$71	$151	$4,332

Loans receivables:
Ending balance	$75,798	$281,613	$35,852	$1,575	$57,068	$24,003	$7,302	$-	$483,211
Ending balance: individually evaluated for impairment	$421	$9,822	$54	$-	$-	$101	$578	$-	$10,976
Ending balance: collectively evaluated for impairment	$75,377	$271,791	$35,798	$1,575	$57,068	$23,902	$6,724	$-	$472,235

(Dollars in thousands)
As of December 31, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Ending balance: individually evaluated for impairment	$111	$1,200	$54	$-	$-	$18	$-	$-	$1,383
Ending balance: collectively evaluated for impairment	$1,187	$1,912	$10	$1	$581	$325	$101	$9	$4,126

Loans receivables:
Ending balance	$77,883	$284,867	$33,231	$1,305	$57,455	$22,920	$6,559	$-	$484,220
Ending balance: individually evaluated for impairment	$415	$9,084	$54	$-	$-	$191	$-	$-	$9,744
Ending balance: collectively evaluated for impairment	$77,468	$275,783	$33,177	$1,305	$57,455	$22,729	$6,559	$-	$474,476

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at September 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands) September 30, 2013	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$29
Commercial real estate	13,346	9,336	8,268
Residential mortgage	423	417	270
	$13,809	$9,788	$8,567

(Dollars in thousands) December 31, 2012	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$30
Commercial real estate	7,326	3,748	2,916
Residential mortgage	558	552	448
	$7,924	$4,335	$3,394

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at September 30, 2013 totaled $8,567,000, of which, $857,000 represented five accruing loans to unrelated borrowers.  One is a large commercial real estate loan for $620,000,  while the remaining four loans are residential mortgages, all in compliance with the terms of the modification.  The remaining $7,710,000, representing 13 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Of these 13 loans, one business relationship accounted for five loans totaling $610,000, a large commercial participation totaling $1,519,000 accounted for three loans, and the remaining five loans to unrelated borrowers totaled $5,581,000.   Included in the $5,581,000 are two large commercial real estate loans with balances of $3,240,000 and $1,642,000.

At December 31, 2012, troubled debt restructured loans totaled $3,394,000, of which, $426,000, representing seven loans to unrelated borrowers, are accruing residential mortgages in compliance with the terms of the modification.  The remaining $2,968,000, representing 10 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. Of these 10 loans, one business relationship accounted for five loans totaling $634,000, a large commercial participation totaling $1,663,000 accounted for three loans, and the remaining two unrelated loans totaled $671,000.

As a result of the evaluations at September 30, 2013 and December 31, 2012, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of September 30, 2013 and December 31, 2012, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  As of September 30, 2013, one forbearance agreement was negotiated during 2008, 11 forbearance agreements were negotiated during 2009, one forbearance agreement was negotiated in 2010, and five forbearance agreements were negotiated in 2013.  Two loans with forbearance agreements from 2010 paid off during the quarter ended September 30, 2013.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

There were no new loans modified during the three months ended September 30, 2013 that resulted in troubled debt restructurings.  The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the nine months ended September 30, 2013:

	Nine Months Ended, September 30, 2013
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

There were no transfers of assets between fair value Level 1 and Level 2 for the nine months ended September 30, 2013. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at September 30, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$12,914	$-	$12,914	$-
Mortgage-backed U.S. government agencies	42,373	-	42,373	-
State and political subdivision obligations	62,939	-	62,939	-
Equity securities	1,544	524	1,020	-
	$119,770	$524	$119,246	$-

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$17,740	$-	$17,740	$-
Mortgage-backed U.S. government agencies	66,686	-	66,686	-
State and political subdivision obligations	69,479	-	69,479	-
Equity securities	390	390	-	-
	$154,295	$390	$153,905	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at September 30, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$3,948	$-	$-	$3,948
Foreclosed Assets Held for Sale	441	-	-	441

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$3,075	$-	$-	$3,075
Foreclosed Assets Held for Sale	105	-	-	105

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$3,948	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (28%)
Foreclosed Assets Held for Sale	$441	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$3,075	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (28%)
Foreclosed Assets Held for Sale	$105	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not identifiable.
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

Short-term Debt:

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$13,217	$13,217	$15,473	$15,473
Interest-bearing time balances with other financial institutions	7,861	7,861	23,563	23,563
Investment securities	119,770	119,770	154,295	154,295
Net loans and leases	522,753	531,068	478,711	495,181
Restricted investment in bank stocks	1,895	1,895	2,503	2,503
Accrued interest receivable	2,684	2,684	2,893	2,893
Mortgage servicing rights	157	157	233	233

Financial liabilities:
Deposits	$620,854	$623,309	$625,461	$629,096
Short-term borrowings	9,245	9,245	-	-
Long-term debt	8,190	8,757	22,510	23,240
Accrued interest payable	803	803	620	620

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2013 and December 31, 2012.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, short-term borrowings, and accrued interest receivable and payable.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$522,753	$531,068	$-	$-	$531,068

Financial instruments - liabilities
Deposits	$620,854	$623,309	$-	$623,309	$-
Long-term debt	8,190	8,757	-	8,757	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$478,711	$495,181	$-	$-	$495,181

Financial instruments - liabilities
Deposits	$625,461	$629,096	$-	$629,096	$-
Long-term debt	22,510	23,240	-	23,240	-

(5)         Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $8,672,000 and $10,417,000 standby letters of credit outstanding as of September 30, 2013 and December 31, 2012, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of September 30, 2013 for payment under standby letters of credit issued was not material.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$8	$5	$4	$5
Interest cost	11	11	9	9
Amortization of prior service cost	5	6	-	1
Net periodic benefit cost	$24	$22	$13	$15

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Service cost	$24	$16	$13	$15
Interest cost	33	34	26	27
Amortization of prior service cost	16	17	1	2
Net periodic benefit cost	$73	$67	$40	$44

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(7)           Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive (Loss) Income

Balance - September 30, 2013	$(303)	$(130)	$(433)

Balance - December 31, 2012	$2,433	$(140)	$2,293

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

Between September 26, 2012 and December 31, 2012, Mid Penn sold 4,880 shares of its Series B Preferred Stock for total gross proceeds of $4,880,000, which have been offset by issuance costs of $50,000.  On January 3, 2013, 120 additional shares were sold resulting in total gross proceeds of $5,000,000 for the Series B Preferred Stock offering.

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of September 30, 2013:

(Dollars in thousands)
Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - September 30, 2013	120	120,000
Total	5,000	$5,000,000

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

(10)Earnings per Common Share

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$1,488	$1,266	$3,539	$3,760
Less: Dividends on Series A preferred stock	-	(125)	-	(375)
Accretion of Series A preferred stock discount	-	(3)	(14)	(10)
Dividends on Series B preferred stock	(88)	-	(222)	-
Net income available to common shareholders	$1,400	$1,138	$3,303	$3,375

Weighted average common shares outstanding	3,492,228	3,487,176	3,491,651	3,485,865
Basic earnings per common share	$0.40	$0.33	$0.95	$0.97

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$1,400	$1,138	$3,303	$3,375
Weighted average number of common shares outstanding	3,492,228	3,487,176	3,491,651	3,485,865
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury
under the Capital Repurchase Program	-	-	-	-
Adjusted weighted-average common shares outstanding	3,492,228	3,487,176	3,491,651	3,485,865
Diluted earnings per common share	$0.40	$0.33	$0.95	$0.97

As of September 30, 2013, Mid Penn no longer had any warrants outstanding.  As of September 30, 2012, Mid Penn had 73,099 warrants outstanding that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants.

(11)          Recent Accounting Pronouncements

There were no new accounting pronouncements affecting Mid Penn during the period that were not already incorporated into the disclosures.

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2013, compared to year-end 2012, and the Results of Operations for the three and nine months ended September 30, 2013, compared to the same period in 2012.

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of economic deterioration and the prolonged economic malaise on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	Impacts of the new capital and liquidity requirements of the Basel III standards and other regulatory pronouncements, regulations and rules;
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•	The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;
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

Results of Operations

Overview

Net income available to common shareholders was $1,400,000, $0.40 per common share, for the quarter ended September 30, 2013, as compared to net income available to common shareholders of $1,138,000, or $0.33 per common share, for the quarter ended September 30, 2012, a 23.0% increase.  During the nine months ended September 30, 2013, net income available to common shareholders was $3,303,000, or $0.95 per common share, versus $3,375,000, or $0.97 per common share for the same period in 2012, a 2.1% decline.

Net interest income increased $671,000, or 11.6%, to $6,441,000 for the quarter ended September 30, 2013 from $5,770,000 during the quarter ended September 30, 2012.  Through the first nine months of 2013, net interest income increased $277,000, or 1.6%, to $17,747,000 from $17,470,000 during the same period in 2012.  This increase is predominantly the result of lower interest expense on deposits.

The provision for loan and lease losses in the third  quarter of 2013 was $575,000, compared to $150,000 in the third quarter of 2012.  During the nine months ended September 30, 2013, the provision for loan and lease losses was $1,485,000 compared to $675,000 for the nine months ended September 30, 2012.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Return on average assets	0.85%	0.72%	0.68%	0.71%
Return on average equity	11.37%	8.91%	9.00%	9.08%

While total assets declined $7,212,000 to $697,988,000 at September 30, 2013, from $705,200,000 at December 31, 2012, there has been a shift in the composition of assets.  There was notable growth in net loans, increasing $44,042,000 from $478,711,000 at December 31, 2012 to $522,753,000 at September 30, 2013, while interest-bearing time deposits with other financial institutions declined $15,702,000 from $23,563,000 at December 31, 2012 to $7,861,000 at September 30, 2013 and available for sale investment securities declined by $34,525,000 from $154,295,000 at December 31, 2012 to $119,770,000 at September 30, 2013.  We have been allowing the maturing interest-bearing time deposits with other financial institutions run off to fund loan growth and the available for sale securities balance has declined from a combination of security sales and the rapid amortization of the MBS and CMO portfolios.  Total deposits decreased $4,607,000 from $625,461,000 at December 31, 2012 to $620,854,000 at September 30, 2013.  The money market balance decreased $12,751,000 from $210,588,000 at December 31, 2012 due to a rate reduction in the second quarter of 2013.  Total noninterest-bearing and interest-bearing demand deposits have increased $27,966,000 from $222,814,000 at December 31, 2012, primarily in cash management accounts that tend to

MID PENN BANCORP, INC.

have a cyclical nature.  Time deposits have declined $21,082,000 from $163,653,000 at December 31, 2012 as less aggressive certificate of deposit rates have allowed non-relationship time deposits to run off and shifted the funding composition towards lower-cost deposits and overnight borrowings.  This strategy, coupled with the shift in earning assets from lower yielding investments into loans, has provided positive momentum to net interest income during the third quarter of 2013.

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

For the three months ended September 30, 2013, Mid Penn’s taxable-equivalent net interest margin increased to 4.08%, from 3.60%, for the three months ended September 30, 2012.  Net interest income, on a taxable-equivalent basis, in the three months ended September 30, 2013, increased to $6,764,000 from $6,078,000 during the same three months of 2012.  These increases are primarily attributable to the reduction in the cost of supporting liabilities by 29.4%, as well as the 7.6% growth in average loans outstanding during the three months ended September 30, 2013 compared to the same period in 2012.

For the nine months ended September 30, 2013, Mid Penn’s taxable-equivalent net interest margin increased to 3.79% from 3.65% for the nine months ended September 30, 2012, driven primarily by the reduction in the cost of supporting liabilities by 29.4%, coupled with an increase in average loans outstanding of 3.2% at September 30, 2013 compared to the same period in 2012.  Net interest income, on a taxable equivalent basis, in the first nine months of 2013 increased to $18,733,000 from $18,386,000 in the first nine months of 2012.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan and lease portfolio, the growth in the loan and lease portfolio during the first nine months of 2013, and shifting collateral values from December 31, 2012 to September 30, 2013.    Following its model for loan and lease loss allowance adequacy, management recorded a $575,000 provision for the three months ended September 30, 2013, as compared to a provision of $150,000 for the three months ended September 30, 2012.  During the nine months ended September 30, 2013, the provision for loans and lease losses was $1,485,000, as compared to $675,000 for the nine months ended September 30, 2012.  The allowance for loan and lease losses as a percentage of total loans was 1.10% at September 30, 2013, compared to 1.14% at December 31, 2012.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC.

Noninterest Income

Noninterest income decreased $249,000, or 23.6%, during the third quarter of 2013 versus the third quarter of 2012.  During the nine months ended September 30, 2013, noninterest income decreased $230,000,  or 8.4% versus the same period in 2012.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2013	2012	$ Variance	% Variance
Income from fiduciary activities	$111	$128	$(17)	-13.3%
Net gain on sales of investment securities	108	241	(133)	-55.2%
Mortgage banking income	75	184	(109)	-59.2%

(Dollars in Thousands)	Nine Months Ended September 30,
	2013	2012	$ Variance	% Variance
Income from fiduciary activities	$360	$429	$(69)	-16.1%
Net gain on sales of investment securities	220	267	(47)	-17.6%
Mortgage banking income	300	443	(143)	-32.3%

Income from fiduciary activities decreased during the three and nine months ended September 30, 2013 versus the same periods in 2012.  This variance is the result of lower sales of third party mutual funds during 2013 versus 2012.

Mid Penn recognized investment security gains in the three and nine months ended September 30, 2013 as well as in the same periods in 2012; however, the gains in 2013 were less than 2012 because fewer securities were sold in each of the respective periods.  Mortgage banking income was down during the three and nine months ended September 30, 2013.  Refinancing activity has subsided while purchase activity has increased, but is still weak versus pre-recession levels.

Noninterest Expenses

Noninterest expenses decreased $336,000 or 6.6% during the third quarter of 2013, versus the same period in 2012.  During the nine months ended September 30, 2013, noninterest expenses decreased $372,000, or 2.5%, versus the same period in 2012.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended September 30,
	2013	2012	$ Variance	% Variance
FDIC Assessment	$6	$301	$(295)	-98.0%
Computer expense	239	166	73	44.0%
(Gain) loss on sale/write-down of foreclosed assets	(54)	43	(97)	-225.6%
Loan collection costs	32	92	(60)	-65.2%
Other expenses	700	623	77	12.4%

(Dollars in Thousands)	Nine Months Ended September 30,
	2013	2012	$ Variance	% Variance
Salaries and employee benefits	$8,199	$7,886	$313	4.0%
FDIC Assessment	339	904	(565)	-62.5%
Computer expense	666	489	177	36.2%
(Gain) loss on sale/write-down of foreclosed assets	(376)	102	(478)	-468.6%
Other expenses	1,924	1,768	156	8.8%

Salaries and employee benefits increased during the nine months ended September 30, 2013, primarily due to merit increases for existing team members and the hiring of new, experienced team members to add depth to the sales and support areas.  FDIC assessments consist of premiums paid by FDIC-insured institutions.  The assessments are based on statutory and risk classification factors.  FDIC assessments decreased during the three and nine months ended September 30, 2013 mainly due to a reduction in the Bank’s risk rating over that period and a refund during September 2013 of $139,000 in overbillings by the FDIC stretching back to the second quarter of 2012.  Computer expense increased during the three and nine months ended September 30, 2013, primarily due to the addition of software required by regulatory bodies and to enhance the customer’s mobile banking experience.  (Gain) loss on sale/write-down of foreclosed assets improved during the three and nine months ended September 30, 2013 versus the same periods in 2012 due to the sale of a property at auction for a significantly higher figure than originally appraised during the second quarter of 2013 and the repurchase of a bank owned foreclosed property by the original owner for the full amount owed rather than the carrying balance.  Other expenses were higher during the three and nine months ended September 30, 2013 versus the same

MID PENN BANCORP, INC.

periods in 2012 primarily due to the increased costs of carrying a greater number of other real estate properties as well as increased lending costs associated with the growth in loan volume during 2013.

Income Taxes

The provision for income taxes was $440,000 for the three months ended September 30, 2013, as compared to the provision for income taxes of $329,000 in the same period last year.  The effective tax rate for the three months ended September 30, 2013, was 22.9% compared to 20.6% for the three months ended September 30, 2012.  The provision for income taxes for the nine months ended September 30, 2013 was $824,000, as compared to $994,000 during the same period in 2012.  The effective tax rate for the nine months ended September 30, 2013 was 18.9% compared to 20.9% for the nine months ended September 30, 2012.  Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first nine months of 2013, Mid Penn experienced an increase in loans outstanding of $44,326,000, or 9.2%.  Commercial real estate, as well as commercial, industrial, and agricultural, and residential mortgage balances showed strong growth as requests from creditworthy borrowers increased, while balances in the consumer portfolio eroded due to contractual payments exceeding new volume.

(Dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Commercial real estate, construction and land development	$274,916	52.0%	$255,231	52.7%
Commercial, industrial and agricultural	94,149	17.8%	79,228	16.4%
Residential mortgage	154,458	29.2%	143,243	29.6%
Consumer	5,023	1.0%	6,518	1.3%
	$528,546	100.0%	$484,220	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania.  This region currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends.  At September 30, 2013, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 7.1% versus the seasonally adjusted national unemployment rate of 7.2%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first nine months of 2013, Mid Penn had net charge-offs of $1,201,000 compared to net charge-offs of $1,008,000 during the same period of 2012.  Loans charged off during the first nine months of 2013 were comprised of 10 commercial real estate loans totaling $894,000, four commercial and industrial loans totaling $183,000, eight residential real estate loans totaling $167,000, one home equity loan totaling $91,000, and five consumer loans totaling $14,000.  The remaining $8,000 was comprised of deposit account charge-offs.  All loans charged off during 2013 were to unrelated borrowers.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.

Changes in the allowance for loan and lease losses for the nine months ended September 30, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Average total loans outstanding (net of unearned income)	$499,726	$484,418
Period ending total loans outstanding (net of unearned income)	528,546	483,211

Balance, beginning of period	5,509	6,772

Loans charged off during period	(1,357)	(1,075)
Recoveries of loans previously charged off	156	67
Net chargeoffs	(1,201)	(1,008)

Provision for loan and lease losses	1,485	675
Balance, end of period	$5,793	$6,439

Ratio of net loans charged off to average loans outstanding (annualized)	0.32%	0.28%

Ratio of allowance for loan losses to net loans at end of period	1.10%	1.33%

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

At September 30, 2013, total nonperforming loans amounted to $11,742,000, or 2.22% of loans and leases net of unearned income, as compared to levels of $12,257,000, or 2.53%, at December 31, 2012 and $12,122,000, or 2.51%, at September 30, 2012.

(Dollars in thousands)
	September 30, 2013	December 31, 2012	September 30, 2012
Nonperforming Assets:
Nonaccrual loans	$10,885	$11,831	$11,694
Loans renegotiated with borrowers	857	426	428
Total nonperforming loans	11,742	12,257	12,122

Foreclosed real estate	2,047	843	589
Total non-performing assets	13,789	13,100	12,711

Accruing loans 90 days or more past due	-	-	721
Total risk elements	$13,789	$13,100	$13,432

Nonperforming loans as a % of total
loans outstanding	2.22%	2.53%	2.51%
Nonperforming assets as a % of total
loans outstanding and other real estate	2.60%	2.71%	2.63%
Ratio of allowance for loan losses
to nonperforming loans	49.34%	44.95%	53.12%

In the table above, loans renegotiated with borrowers represent Mid Penn’s accruing troubled debt restructured loans.  Troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

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

(Dollars in thousands)
	September 30, 2013	December 31, 2012
Period ending total loans outstanding (net of unearned income)	$528,546	$484,220
Allowance for loan and lease losses	5,793	5,509
Total Nonperforming loans	11,742	12,257
Nonperforming and impaired loans with partial charge-offs	2,845	3,744

Ratio of nonperforming loans with partial charge-offs
to total loans	0.54%	0.77%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	24.23%	30.55%

Coverage ratio net of nonperforming loans with
partial charge-offs	65.11%	64.71%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.10%	1.15%

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

As of September 30, 2013, Mid Penn had several loan relationships, with an aggregate carrying balance of $10,110,000, deemed impaired.  This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $4,121,000 for which specific allocations totaling $1,498,000 have been included within the loan loss reserve for these loans.  The remaining $5,989,000 of loans requires no specific allocation within the loan loss reserve.  The $10,110,000 pool of impaired loan relationships is comprised of $8,481,000 in real estate secured commercial relationships and $1,629,000 in business relationships.  There are specific allocations against the real estate  secured pool totaling $861,000, spread among 18 loans and 11 relationships.  One relationship is comprised of four loans totaling $75,000, another is comprised of three loans totaling $5,000, and two additional relationships, each with two loans, combined for a total of $97,000.  The remaining seven loans are to unrelated borrowers with one accounting for $381,000 of the total real estate secured pool with specific allocations.  The group of impaired business relationships with specific allocations is made up of three relationships to unrelated borrowers and a specific allocation of $637,000 has been set aside against these credits.  One large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $595,000 of the total pool attributable to this segment.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $5,793,000 is adequate as of September 30, 2013.

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

Shareholders’ equity increased during the nine months ended September 30, 2013 by $333,000, or 0.6%, from December 31, 2012.   Capital has been positively impacted in 2013 by positive earnings available to common shareholders of $3,303,000 and the issuance of the remaining 120 shares of Series B preferred stock, offset by a $2,726,000 decline in other comprehensive income and $58,000 used to repurchase the warrants associated with the CPP.

MID PENN BANCORP, INC.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of September 30, 2013:
Tier 1 Capital (to Average Assets)	$51,894	7.5%	$27,784	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	51,894	10.0%	20,735	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	57,777	11.1%	41,470	8.0%		N/A	N/A

Bank
As of September 30, 2013:
Tier 1 Capital (to Average Assets)	$51,790	7.5%	$27,741	4.0%		$34,676	5.0%
Tier 1 Capital (to Risk Weighted Assets)	51,790	10.0%	20,735	4.0%		31,103	6.0%
Total Capital (to Risk Weighted Assets)	57,673	11.1%	41,470	8.0%		51,838	10.0%

Corporation
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,822	6.8%	$28,530	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	48,822	10.0%	19,593	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	54,421	11.1%	39,185	8.0%		N/A	N/A

Bank
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,764	6.9%	$28,111	4.0%		$35,138	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,764	10.0%	19,593	4.0%		29,389	6.0%
Total Capital (to Risk Weighted Assets)	54,363	11.1%	39,185	8.0%		48,981	10.0%

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations begins January 1, 2015, while larger institutions (generally those with assets of $250 billion or more) must begin compliance on January 1, 2014. The final rules call for the following capital requirements:

•	A minimum ratio of common tier 1 capital to risk-weighted assets of 4.5%.
•	A minimum ratio of tier 1 capital to risk-weighted assets of 6%.
•	A minimum ratio of total capital to risk-weighted assets of 8% (no change from the current rule).
•	A minimum leverage ratio of 4%.

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

MID PENN BANCORP, INC.

The proposed rules would have modified the risk-weight framework applicable to residential mortgage exposures to require banking organizations to divide residential mortgage exposures into two categories in order to determine the applicable risk weight. In response to commenter concerns about the burden of calculating the risk weights and the potential negative effect on credit availability, the final rules do not adopt the proposed risk weights but retain the current risk weights for mortgage exposures under the general risk-based capital rules.

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures.  Alternatively, banking organizations may use the existing gross-ups approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250% risk weight.

Under the new rules, mortgage servicing assts (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule.  The new rules also increase the risk weights for past-due loans, certain risk weights and credit conversion factors.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2013, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended September 30, 2013, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	November 14, 2013
By:	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date:	November 14, 2013

MID PENN BANCORP, INC.