Form 10-K
period 2013-12-31
MID PENN BANCORP INC
filed 2014-03-21
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

  (Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes       No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No   X

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer       Accelerated Filer       Non-accelerated Filer       Smaller Reporting Company  X

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No   X

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $11.14 per share, as reported by NASDAQ, on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $38,903,264.

As of February 14, 2014, the registrant had 3,494,397 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one-bank holding company, incorporated in the Commonwealth of Pennsylvania in August 1991.  Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.”  On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the Bank became a wholly owned subsidiary of Mid Penn.  Mid Penn’s other wholly owned subsidiary is Mid Penn Insurance Services, LLC.  Mid Penn’s primary business is to supervise and coordinate the business of its subsidiaries and to provide them with capital and resources.

Mid Penn Insurance Services, LLC is a wholly-owned subsidiary of Mid Penn Bank that provides a wide range of personal and commercial insurance products.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment.  At December 31, 2013,  Mid Penn had total consolidated assets of $713,125,000, total deposits of $608,130,000, and total shareholders’ equity of $52,916,000.

As of December 31, 2013,  Mid Penn Bancorp, Inc. did not own or lease any properties.  Mid Penn Bank owns or leases the banking offices as identified in Part I, Item 2.

All Mid Penn employees are employed by Mid Penn Bank.  At December 31, 2013, the Bank had 178 full-time and 20 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

Mid Penn Bank

Millersburg Bank, the predecessor to Mid Penn Bank (the “Bank”), was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company.  In 1971, Millersburg Trust Company adopted the name “Mid Penn Bank.”  The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation supervise the Bank. Mid Penn’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.  The Bank presently has 14 offices located in Dauphin, Northumberland, Schuylkill, and Cumberland Counties, Pennsylvania.

Mid Penn’s primary business consists of attracting deposits and loans from its network of community banking offices operated by the Bank.  The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, installment loans, personal loans, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits.  Deposits of the Bank are insured by the Deposit Insurance Fund of the FDIC to the maximum extent provided by law. In addition, the Bank provides a full range of trust and retail investment services.  The Bank also offers other services such as Internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

Business Strategy

The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services.  These services are provided to small and middle-market businesses, high net worth individuals, and retail consumers through 14 full service banking facilities.    Mid Penn’s market currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices, which help shield the local area from national trends.  At December 31, 2013, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 5.3% versus the seasonally adjusted national unemployment rate of 6.7%

The  Bank seeks to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs.  Mid Penn believes that an emphasis on local relationship building and its conservative approach to lending are important factors in the success and growth of Mid Penn.

The Bank seeks credit opportunities of good quality within its target market that exhibit positive historical trends, stable cash flows and secondary sources of repayment from tangible collateral.  The Bank extends credit for the purpose of obtaining and continuing long-term

MID PENN BANCORP, INC.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2013, the Bank’s highest concentration of credit is in Commercial Real Estate.  Most of the Bank’s business activity with customers is located in Central Pennsylvania, specifically in Dauphin, lower Northumberland, western Schuylkill, and eastern Cumberland Counties.

Investment Activities

Mid Penn’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets than overnight funding alternatives, while maintaining asset quality, which provides the necessary balance sheet liquidity for Mid Penn.   Mid Penn does not have any significant concentrations within investment securities.

Mid Penn’s entire portfolio of investment securities is considered available for sale.  As such, the investments are recorded on the balance sheet at fair value.  Mid Penn’s investments include US Treasury, agency and municipal securities that derive fair values relative to investments of the same type with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of existing securities will change.  This difference in value, or unrealized loss, amounted to $1,132,000, as of December 31, 2013.  A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no loss to the Bank.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

On November 12, 2009, the FDIC approved a rule to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  An insured institution’s risk-based deposit insurance assessments will continue to be calculated on a quarterly basis, but will be paid from the amount the institution prepaid until the later of the date that amount is exhausted or June 30, 2013, at which point any remaining funds would be returned to the insured institution.  Consequently, Mid Penn’s prepayment of DIF premiums made in December 2009 resulted in a prepaid asset of $2,719,000 at December 31, 2009.  At December 31, 2010, 2011, and 2012 the prepaid asset was $1,878,000,  $871,000, and $12,000, respectively.  At December 31, 2013, the prepaid asset was $0.

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

MID PENN BANCORP, INC.

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

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law.  The JOBS Act is aimed at facilitating capital raising by smaller companies and banks and bank holding companies by implementing the following changes:

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

Mid Penn is  subject to  lending risk

As of December 31, 2013, approximately 70.0% of Mid Penn’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because Mid Penn’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

MID PENN BANCORP, INC.

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

If Mid Penn’s information systems are interrupted or sustain a breach in security, those events may negatively affect Mid Penn’s financial performance and reputation

In conducting its business, Mid Penn relies heavily on its information systems.  Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems, whether due to acts or omissions by Mid Penn or by a third party, and whether intentional or not.  Any such failure, interruption, or breach could result in failures or disruptions in Mid Penn’s customer relationship management, general ledger, deposit, loan and other systems.  A breach of Mid Penn’s information security may result from fraudulent activity committed against Mid Penn or its clients, resulting in financial loss to Mid Penn or its clients, or privacy breaches against Mid Penn’s clients.  Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering or other deceptive acts.  The policies, procedures, and technical safeguards put in place by Mid Penn to prevent or limit the effect of any failure, interruption, or security breach of its information systems may be insufficient to prevent or remedy the effects of any such occurrences.  The occurrence of any failures, interruptions, or security breaches of Mid Penn’s information systems could damage Mid Penn’s reputation, cause Mid Penn to incur additional expenses, result in online services or other businesses, subject Mid Penn to regulatory sanctions or additional regular scrutiny, or expose Mid Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

MID PENN BANCORP, INC.

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

Prior levels of market volatility were unprecedented and future volatility may have materially adverse effects on our liquidity and financial condition

In the recent past, the capital and credit markets experienced extreme volatility and disruption for more than two years.  In some cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength.  If such levels of market disruption and volatility return, there can be no assurance that we will not experience adverse effects, which may be material, on our liquidity, financial condition, and profitability.

MID PENN BANCORP, INC.

Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earning

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

Mid Penn may need to or be required to raise additional capital in the future, and capital may not be available when needed and on terms favorable to current shareholders

Federal banking regulators require Mid Penn and its subsidiary bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation, and banking regulatory agencies.  In addition, capital levels are also determined by Mid Penn’s management and board of directors, based on capital levels that they believe are necessary to support Mid Penn’s business operations.

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

If we conclude that the decline in the value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value  f any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.  Changes in the expected cash flows of these securities and/or prolonged price declines have resulted and may result in our concluding in future periods that there is additional impairment of these securities that is other than temporary, which would require a charge to earnings to write down these securities to their fair value.  Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

MID PENN BANCORP, INC.

Mid Penn’s operations of its business, including its interaction with customers, are increasingly done via electronic means, and this has increased its risks related to cyber security

Mid Penn is exposed to the risk of cyber-attacks in the normal course of business.  In general, cyber incidents can result from deliberate attacks or unintentional events.  Mid Penn has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of its information systems and it has insurance against some cyber-risks and attacks.  While Mid Penn has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks.  Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

Mid Penn is Subject To Environmental Liability Risk Associated with Lending Activities

A significant portion of Mid Penn’s loan portfolio is secured by real property.  During the ordinary course of business, Mid Penn may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, Mid Penn may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require Mid Penn to incur substantial expenses and may materially reduce the affected property’s value or limit Mid Penn’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws, may increase Mid Penn’s exposure to environmental liability.  Although Mid Penn has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

MID PENN BANCORP, INC.

ITEM 2.    PROPERTIES

With the exception of the Market Square Office and Derry Street Loan Operations Center in Harrisburg, PA, the Bank owns its main office, Operations Center, and branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien.  The Bank’s main office and all branch offices are located in Pennsylvania.  All of these properties are in good condition and are deemed by management to be adequate for the Bank’s purposes.  The table below sets forth the location of each of the Bank’s properties.

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

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2013	$11.60	$10.15	$-
June 30, 2013	11.34	9.80	0.05
September 30, 2013	12.70	10.80	0.05
December 31, 2013	14.85	11.38	0.15

March 31, 2012	$11.43	$6.09	$0.05
June 30, 2012	11.50	9.45	0.05
September 30, 2012	10.95	8.97	0.05
December 31, 2012	11.19	9.75	0.10

Transfer Agent:  Registrar and Transfer Company, 10 Commerce Drive, Cranford, NJ 07016.  Phone:  1-800-368-5948.

Number of Shareholders:  As of February 14, 2014, there were approximately 1,471 shareholders of record of Mid Penn’s common stock.

Dividends:    Cash dividends of $0.25 were paid in both 2013 and 2012, while $0.20 in cash dividends were paid during 2011.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn will be held at 10:00 a.m. on Tuesday, May 6, 2014, at 349 Union Street, Millersburg, Pennsylvania.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Mid Penn Bancorp, Inc.	100.00	50.59	36.87	37.96	57.79	75.59
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
Mid-Atlantic Custom Peer Group*	100.00	93.85	102.75	102.43	119.35	143.98

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Source : SNL Financial LC, Charlottesville, VA
© 2014
www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is attached to this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.    SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)

	2013	2012	2011	2010	2009
INCOME:
Total Interest Income	$28,983	$30,366	$31,545	$30,148	$31,336
Total Interest Expense	5,057	7,125	9,522	10,642	13,304
Net Interest Income	23,926	23,241	22,023	19,506	18,032
Provision for Loan and Lease Losses	1,685	1,036	1,205	2,635	9,520
Noninterest Income	3,290	3,683	2,996	3,414	3,656
Noninterest Expense	19,391	19,693	18,048	17,121	16,671
Income (Loss) Before Provision for (Benefit from)
Income Taxes	6,140	6,195	5,766	3,164	(4,503)
Provision for (Benefit from) Income Taxes	1,201	1,244	1,223	416	(2,208)
Net Income (Loss)	4,939	4,951	4,543	2,748	(2,295)
Series A Preferred Stock Dividends and Discount Accretion	14	514	514	514	514
Series B Preferred Stock Dividends	309	-	-	-	-
Net Income (Loss) Available to Common Shareholders	4,616	4,437	4,029	2,234	(2,809)

COMMON STOCK DATA PER SHARE:
Earnings (Loss) Per Common Share (Basic)	$1.32	$1.27	$1.16	$0.64	$(0.81)
Earnings (Loss) Per Common Share (Fully Diluted)	1.32	1.27	1.16	0.64	(0.81)
Cash Dividends	0.25	0.25	0.20	-	0.52
Book Value Per Common Share	13.71	13.57	12.47	10.98	10.55
Tangible Book Value Per Common Share	13.35	13.19	12.10	10.58	10.15

AVERAGE SHARES OUTSTANDING (BASIC)	3,491,653	3,486,543	3,481,414	3,479,780	3,479,780
AVERAGE SHARES OUTSTANDING (FULLY DILUTED)	3,491,653	3,486,543	3,481,414	3,479,780	3,479,780

AT YEAR-END:
Investments	$122,803	$154,295	$159,043	$70,702	$47,345
Loans and Leases, Net of Unearned Discount	546,462	484,220	482,717	467,735	480,385
Allowance for Loan and Lease Losses	6,317	5,509	6,772	7,061	7,686
Total Assets	713,125	705,200	715,383	637,457	606,010
Total Deposits	608,130	625,461	634,055	554,982	500,015
Short-term Borrowings	23,833	-	-	1,561	16,044
Long-term Debt	23,145	22,510	22,701	27,883	38,057
Shareholders' Equity	52,916	52,220	53,452	48,201	46,704

RATIOS:
Return on Average Assets	0.71%	0.69%	0.66%	0.44%	-0.39%
Return on Average Shareholders' Equity	9.37%	8.78%	8.96%	5.71%	-4.43%
Cash Dividend Payout Ratio	18.94%	19.69%	17.24%	0.00%	-64.20%
Allowance for Loan and Lease Losses to
Loans and Leases	1.16%	1.14%	1.40%	1.51%	1.60%
Average Shareholders' Equity to
Average Assets	7.56%	7.98%	7.37%	7.73%	8.88%

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of weak economic conditions on current customers, specifically the effect of the economy on loan customers’ ability to repay loans;
•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	The effects of the failure of the federal government to reach a deal to raise the debt ceiling and the negative results on economic or business conditions resulting therefrom;
•	Possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements;
•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, Financial Accounting Standards Board, and other accounting standard setters;

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

Management of the Corporation considers the accounting judgments relating to the allowance for loan and lease losses, the evaluation of the Corporation’s investment securities for other-than-temporary impairment, the valuation of deferred tax assets, and the assessment of goodwill for impairment to be the accounting areas that require the most subjective and complex judgments.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

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

Accounting Standards Codification (ASC) Topic 350, Intangibles-Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2013.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.

The Corporation recognizes deferred tax assets and liabilities for the future effects of temporary differences and tax credits. Enacted tax rates are applied to cumulative temporary differences based on expected taxable income in the periods in which the deferred tax asset or liability is anticipated to be realized. Future tax rate changes could occur that would require the recognition of income or expense in the consolidated statements of income in the period in which they are enacted. Deferred tax assets must be reduced by a valuation allowance if in management's judgment it is "more likely than not" that some portion of the asset will not be realized. Management may need to modify their judgments in this regard from one period to another should a material change occur in the business environment, tax legislation, or in any other business factor that could impair the Corporation's ability to benefit from the asset in the future.

Financial Summary

The consolidated earnings of Mid Penn are derived primarily from the operations of its wholly owned subsidiary, Mid Penn Bank.

2013 versus 2012

Mid Penn’s net income available to common shareholders of $4,616,000 for the year 2013 reflects an increase of $179,000, or 4.0%, over the $4,437,000 for the year 2012.  This represents net income in 2013 of $1.32 per common share compared to $1.27 per common share in 2012.

Total assets of Mid Penn grew $7,925,000, or 1.1%, in 2013 to close the year at $713,125,000, compared to $705,200,000 at year-end 2012.  The majority of the asset growth was centered in the loan portfolio, which increased $62,242,000, or 12.9%, to $546,462,000.  This loan growth was supported by a decrease in investments, which fell to $122,803,000, or 20.4%, from $154,295,000 at the end of 2012.

Total deposits decreased $17,331,000, or 2.8%, from $625,461,000 at the end of 2012 to $608,130,000 at December 31, 2013.  This was part of a comprehensive effort to improve Mid Penn’s overall funding mix by reducing reliance on higher-priced money market and certificate of deposit funds and placing greater emphasis on less expensive demand deposits and savings balances.  As a result of these efforts, demand deposits and savings comprise 45.9% of total deposits at the end of 2013 versus 40.2% of total deposits at the end of 2012.  Mid Penn also had shifted to a short-term borrowing position of $23,833,000 as part of its funding strategy by the end of 2013.

Mid Penn’s return on average shareholders’ equity, (ROE), a widely recognized performance indicator in the financial industry, was 9.37% in 2013 and 8.78% in 2012.  Return on average assets (ROA), another performance indicator, was 0.71% in 2013 and 0.69% in 2012.

Mid Penn’s performance during 2013 improved over the results reported in 2012.  This improvement was the result of increased loan production, improving cost of funds, improvement in nonperforming loans, and consistent management of controllable expenses throughout 2013.

Net interest margin improved to 3.80% in 2013 from 3.63% in 2012.  This improvement was driven by a 34 basis point improvement in the rate on supporting liabilities to 0.86% in 2013 from 1.20% in 2012.  This improvement allowed average interest spread to increase to 3.70% from 3.49% in 2012 and net interest income on a tax equivalent basis to increase to $25,250,000 in 2013 from $24,494,000 in 2012. This increase was achieved in spite of the substantial pool of nonperforming loans being carried on the balance sheet.  The amount of interest income lost on this pool of troubled loans in 2013 amounted to $861,000.  Further discussion of net interest margin can be found in the Net Interest Income section below.

Total nonperforming assets decreased $425,000 from $13,100,000 in 2012 to $12,675,000 at the end of 2013.  Decreasing nonaccrual loans were the leading source of improvement in nonperforming assets.  Further discussion of these components can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Net charge-offs decreased to $877,000 in 2013 from $2,299,000 during 2012.  Mid Penn increased provision for loan and lease losses from $1,036,000 in 2012 to $1,685,000 in 2013.  This was largely driven by the increase in loans in the overall portfolio.  Further discussion of these issues can be found in the Provision for Loan and Lease Losses section below.

The Bank’s tier one capital (to risk weighted assets) of $52,693,000, or 9.9%, and total capital (to risk weighted assets) of $59,100,000, or 11.1%, at December 31, 2013, are above the regulatory requirements.  Tier one capital consists primarily of the Bank’s shareholders' equity and any qualifying preferred stock. Total capital also includes qualifying subordinated debt, if any, and the allowance for loan and lease losses, within permitted limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

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

In addition to the interest lost on nonperforming loans, this pool of troubled assets increases Mid Penn’s costs associated with the management and collection of this pool of assets.  During 2012, the expenses associated with the increased collection and management efforts on troubled assets were $369,000 as compared to $299,000 in 2011.  These expenses remain at historically high levels as Mid Penn resolves problems associated with the pool of troubled assets.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

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

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

(Dollars in thousands)	Income and Rates on a Taxable Equivalent Basis for Years Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS:
Interest Earning Balances	$14,818	$109	0.74%	$26,092	$236	0.90%	$50,458	$520	1.03%
Investment Securities:
Taxable	68,524	617	0.90%	99,906	1,154	1.16%	81,017	1,632	2.01%
Tax-Exempt	66,147	2,911	4.40%	55,033	2,609	4.74%	35,238	2,015	5.72%
Total Securities	134,671			154,939			116,255
Federal Funds Sold	3,580	11	0.31%	6,197	16	0.26%	9,922	25	0.25%
Loans and Leases, Net	508,638	26,639	5.24%	483,977	27,599	5.70%	475,677	28,424	5.98%
Restricted Investment
in Bank Stocks	2,545	20	0.79%	2,772	5	0.18%	3,441	-	0.00%
Total Earning Assets	664,252	30,307	4.56%	673,977	31,619	4.69%	655,753	32,616	4.97%
Cash and Due from Banks	8,156			8,057			7,941
Other Assets	25,472			24,422			24,756
Total Assets	$697,880			$706,456			$688,450
LIABILITIES &
SHAREHOLDERS' EQUITY:
Interest Bearing Deposits:
NOW	$182,118	659	0.36%	$126,171	458	0.36%	$57,342	144	0.25%
Money Market	202,393	1,194	0.59%	236,434	1,992	0.84%	248,615	2,992	1.20%
Savings	29,597	15	0.05%	28,632	14	0.05%	27,801	15	0.05%
Time	148,863	2,568	1.73%	180,356	3,683	2.04%	209,574	5,358	2.56%
Short-term Borrowings	10,533	26	0.25%	1,044	3	0.29%	803	4	0.50%
Long-term Debt	16,268	595	3.66%	22,605	975	4.31%	23,394	1,009	4.31%
Total Interest
Bearing Liabilities	589,772	5,057	0.86%	595,242	7,125	1.20%	567,529	9,522	1.68%
Demand Deposits	49,318			47,670			63,484
Other Liabilities	6,051			7,184			6,722
Shareholders' Equity	52,739			56,360			50,715
Total Liabilities and
Shareholders' Equity	$697,880			$706,456			$688,450
Net Interest Income		$25,250			$24,494			$23,094

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			4.56%			4.69%			4.97%
Rate on Supporting Liabilities			0.86%			1.20%			1.68%
Average Interest Spread			3.70%			3.49%			3.29%
Net Interest Margin			3.80%			3.63%			3.52%

Interest and average rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.

Loan fees of $1,020,000, $1,148,000, and $635,000 are included with interest income in Table 1 for the years 2013, 2012 and 2011, respectively.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Dollars in thousands)	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:

Taxable Equivalent Basis	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(102)	$(25)	$(127)	$(251)	$(33)	$(284)
Investment Securities:
Taxable	(363)	(174)	(537)	380	(858)	(478)
Tax-Exempt	527	(225)	302	1,132	(538)	594
Total Investment Securities	164	(399)	(235)	1,512	(1,396)	116

Federal Funds Sold	(7)	2	(5)	(9)	-	(9)
Loans and Leases, Net	1,406	(2,366)	(960)	496	(1,321)	(825)
Restricted Investment Bank Stocks	-	15	15	-	5	5
Total Interest Income	1,462	(2,774)	(1,312)	1,748	(2,745)	(997)

INTEREST EXPENSE:
Interest Bearing Deposits:
NOW	203	(2)	201	173	141	314
Money Market	(286)	(512)	(798)	(147)	(853)	(1,000)
Savings	-	1	1	-	(1)	(1)
Time	(643)	(472)	(1,115)	(747)	(928)	(1,675)
Total Interest Bearing Deposits	(726)	(985)	(1,711)	(721)	(1,642)	(2,362)

Short-term Borrowings	27	(4)	23	1	(2)	(1)
Long-term Debt	(273)	(107)	(380)	(34)	-	(34)
Total Interest Expense	(972)	(1,096)	(2,068)	(754)	(1,644)	(2,397)

NET INTEREST INCOME	$2,434	$(1,678)	$756	$2,502	$(1,102)	$1,400

The effect of changing volume and rate has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

During 2013, net interest income increased $756,000, or 3.1%, as compared to an increase of $1,400,000, or 6.1%, in 2012.  The average balances, effective interest differential, and interest yields for the years ended December 31, 2013, 2012, and 2011 and the components of net interest income, are presented in Table 1.  A comparative presentation of the changes in net interest income for 2013 compared to 2012, and 2012 compared to 2011, is provided in Table 2.  This analysis indicates the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets decreased to 4.56% in 2013 from 4.69% in 2012.  The yield on earning assets for 2011 was 4.97%.  The change in the yield on earning assets was due primarily to changes in market interest rates and extreme rate competition within our market.  The average “prime rate” for 2013, 2012, and 2011 was 3.25%.  The yield on earning assets is also negatively impacted by the loss of interest on nonperforming loans.  During 2013, this loss of interest amounted to $861,000.  Had this interest been included in Mid Penn’s earnings, the yield on earning assets would have increased by 13 basis points.

Interest expense decreased by $2,068,000, or 29.0%, in 2013 as compared to a decrease of $2,397,000, or 25.2%, in 2012.  The cost of interest bearing liabilities decreased to 0.86% in 2013 from 1.20% in 2012.  The cost of interest bearing liabilities for 2011 was 1.68%.  The reduction in the cost of interest bearing liabilities was due to changes in market interest rates and Mid Penn’s ability to replace higher-cost time deposits with lower-cost demand deposits.

Net interest margin, on a tax equivalent basis was 3.80% in 2013 compared to 3.63% in 2012 and 3.52% in 2011.  The interest rate impact of earning assets and funding sources due to changes in interest rates can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in the simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank.  Management continues to monitor the net interest margin closely.

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

During 2013, Mid Penn continued to experience a challenging economic and operating environment.  Given the economic pressures that impact some borrowers, Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the risk characteristics of the loan and lease portfolio and shifting collateral values from December 31, 2012 to December 31, 2013.  For the year ended December 31, 2013, the provision for loan and lease losses was $1,685,000, as compared to $1,036,000 for the year ended December 31, 2012.

For the year ended December 31, 2013, Mid Penn had net charge-offs of $877,000 compared to net charge-offs of $2,299,000 during the year ended December 31, 2012.  Loans charged off during 2013 were comprised of 12 commercial real estate loans totaling $936,000.  Seven of these loans totaling $801,000 were to two borrowers with the remaining loans to unrelated borrowers.  In addition, there were charge-offs for eight residential real estate loans to unrelated borrowers totaling $167,000, four commercial and industrial loans to unrelated borrowers totaling $183,000, and one home equity loan representing $91,000 of the total charged off during 2013.  The remaining $96,000 was comprised of various consumer loans to unrelated borrowers.

During 2013, Mid Penn recovered $596,000 against loans previously charged off compared to $89,000 in 2012.  The majority of the recoveries in 2013 were on six loans to unrelated borrowers totaling $531,000. Of these six loans, a total of $20,000 was recovered on two loans following regular repayment plans, $60,000 was recovered on a loan following the liquidation of collateral by the borrower on which the Bank could not establish a reliable value, and a $165,000 recovery was made on a charged off credit after a successful court challenge.  Mid Penn recorded an additional $264,000 recovery following the sale of a large tract of land securing a charged down note and another $22,000 on a loan when the original borrower repurchased a property for more than the appraised value.  The remaining $65,000 was recovered on a variety of loans to unrelated borrowers through ongoing collection efforts.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Following its model for loan and lease loss allowance adequacy, management recorded a $1,685,000 provision in 2013, as well as a provision of $1,036,000 in 2012, and $1,205,000 in 2011.  The allowance for loan and lease losses as a percentage of total loans was 1.16% at December 31, 2013, compared to 1.14% at December 31, 2012 and 1.40% at December 31, 2011.  Several factors contributed to this increase in provision expense in 2013.  First, the growth in the loan portfolio was substantial in 2013.  This growth had a material impact on the amount of required reserves within the allowance for loan and lease losses from qualitative and quantitative factors.  Secondly, total impaired loans increased $720,000, from $10,192,000 at December 31, 2012 to $10,912,000 at December 31, 2013.  Specific reserves required on these impaired loans increased $550,000, from $1,383,000 at December 31, 2012 to $1,933,000 at December 31, 2013.  Additionally, the qualitative segment of the allowance for loan and lease losses increased $415,000 to $3,682,000 at December 31, 2013, from $3,267,000 at December 31, 2012.  This increase was primarily the result of the growth in the overall loan and lease portfolio.  These increases were offset by a change in the mix of classified loans.  Loans internally classified as special mention fell from $7,916,000 at December 31, 2012 to $4,214,000 at December 31, 2013, or a reduction of $3,702,000.  Loans internally classified as substandard but not impaired decreased $6,168,000 from $10,726,000 at December 31, 2012 to $4,558,000 at December 31, 2013.  Additionally during 2013, the historical loss experience within these segments of the portfolio continued to migrate downward as high levels of activity during 2009 and 2010 rolled out of the calculation and were replaced by more current experience.  The combination of the shifting balances and migrating loss experience resulted in a decrease of $177,000 in required balances in the allowance for loan and lease losses.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011	2010	2009
Balance, beginning of year	$5,509	$6,772	$7,061	$7,686	$5,505
Loans and leases charged off:
Commercial real estate, construction
and land development	936	499	545	1,413	2,841
Commercial, industrial and agricultural	183	834	546	787	4,158
Real estate - residential	167	195	310	858	115
Consumer	187	860	142	146	209
Leases	-	-	44	230	108
Total loans and leases charged off	1,473	2,388	1,587	3,434	7,431

Recoveries on loans and leases previously
charged off:
Commercial real estate, construction
and land development	286	15	26	21	-
Commercial, industrial and agricultural	193	31	10	3	16
Real estate - residential	23	-	19	70	-
Consumer	92	43	32	80	76
Leases	2	-	6	-	-
Total loans and leases recovered	596	89	93	174	92

Net charge-offs	877	2,299	1,494	3,260	7,339
Provision for loan and lease losses	1,685	1,036	1,205	2,635	9,520
Balance, end of year	$6,317	$5,509	$6,772	$7,061	$7,686

	Years ended December 31,
	2013	2012	2011	2010	2009
Ratio of net charge-offs during the year
to average loans and leases outstanding during
the year, net of unearned discount	0.17%	0.48%	0.31%	0.69%	1.58%

Allowance for loan and lease losses as a percentage
of total loans and leases at December 31	1.16%	1.14%	1.40%	1.51%	1.60%

Allowance for loan and lease losses as a percentage
of non-performing assets at December 31	49.84%	42.05%	50.91%	35.05%	48.33%

Noninterest Income

2013 versus 2012

Income from fiduciary activities for 2013 was $492,000, an $83,000, or 14.4%, decrease from $575,000 in 2012.  This revenue source is comprised of fees generated by Mid Penn’s Trust department and fees from the sale of third-party mutual funds and annuities to the Bank’s retail and commercial customers.  Fees from third-party mutual fund and annuity sales were $267,000 in 2013 and $389,000 in 2012. This decline in fee revenue is responsible for the variance from 2012.

Mid Penn recognized gains on sale of investment securities in 2013 of $220,000 and $267,000 in 2012 as a result of efforts to position the portfolio to provide improved earnings and cash flow in support of future loan growth.

Mortgage banking income suffered from increasing mortgage rates earlier in the year, which effectively shut off the flow of customers seeking to refinance their existing mortgages from higher rates.  Mortgage banking income for 2013 was $348,000, a decrease of $327,000, or 48.4%, from $675,000 in 2012.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Merchant services revenue increased to $330,000 in 2013, an increase of $74,000, or 28.9%, compared to $256,000 for 2012.  Sales efforts in this area were also very positive in 2013, adding to the enhanced revenue.

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

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Income from fiduciary activities	$492	$575	$539
Service charges on deposits	576	565	704
Net gain on sales of investment securities	220	267	-
Earnings from cash surrender value of life insurance	231	247	258
Mortgage banking income	348	675	390
ATM debit card interchange income	508	472	452
Merchant services revenue	330	256	165
Other income	585	626	488
Total Noninterest Income	$3,290	$3,683	$2,996

Noninterest Expense

2013 versus 2012

Salaries and employee benefits represent the major component of noninterest expense.  During 2013, increases in the workforce primarily included adding experienced team members to add depth to the sales and support areas of Mid Penn.  In 2013, Mid Penn also recognized a full year of salary and employee benefits expense from the 2012 additions within the support functions throughout the Corporation to enhance controls and support future growth.  Commissions paid to employees in the retail investment and mortgage banking lines of business in 2013 were down $192,000 from 2012 due to reduced activity in both of these business lines.

FDIC Assessment decreased $548,000 to $486,000 in 2013.  Prior to 2011, assessments were calculated based on the total deposits of a financial institution.  Beginning in the second quarter of 2011, the assessment base was changed from deposits to average total assets less tangible equity.  This resulted in significant savings for Mid Penn.  In addition, 2013 reflects the recognition of a refund of $139,000 in overbillings from the FDIC due to an error by the FDIC in Mid Penn’s assessment calculation.

Legal and professional fees increased to $705,000 in 2013 from $604,000 in 2012.  This increase was primarily related to consultants used in the information technology area to improve the Bank’s network capabilities and successfully migrate to a service bureau processing environment.

Software licensing increased from $648,000 in 2012 to $947,000 in 2013.  During 2013, Mid Penn incurred one-time charges of $26,000 associated with the migration its core banking data processing software from an in-house environment to a service bureau hosted platform.  This migration allowed for staffing reductions in the information technology and operations areas of $39,000 for part of the year in 2013.  The

MID PENN BANCORP, INC.Management’s Discussion and Analysis

remaining increase is due to new service contracts on software to comply with various regulatory requirements and to expand the Bank’s online loan and deposit application capabilities.

Mid Penn recognized a gain on sale or write-down on foreclosed assets of $302,000 in 2013.  During 2013, Mid Penn recognized a gain of $340,000 on the sale of a repossessed property.  This gain was offset by Mid Penn’s ongoing analysis of the carrying values of repossessed properties and the adjustment of their values to current market rates.

Loan collection costs decreased to $214,000 in 2013 from $369,000 in 2012.  OREO expense increased to $290,000 in 2013 from $253,000 in 2012.  These items represent the costs associated with working through collection efforts on the pool of nonperforming assets within the loan portfolio.  While decreasing in total during 2013, they continue to be at historically elevated levels due to the size and nature of the nonperforming assets pool.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2013	2012	2011
Salaries and employee benefits	$10,788	$10,518	$9,519
Occupancy expense, net	1,128	1,077	1,075
Equipment expense	1,299	1,234	1,292
Pennsylvania Bank Shares tax expense	464	462	449
FDIC Assessment	486	1,034	1,057
Legal and Professional fees	705	604	444
Director fees and benefits expense	319	335	304
Marketing and advertising expense	253	378	354
Software licensing	947	648	697
Telephone expense	436	411	377
(Gain) loss / write-down on sale of foreclosed assets	(302)	96	(20)
Intangible amortization	29	45	65
Loan collection costs	214	369	299
ATM debit card processing expense	202	171	152
Internet banking expense	252	240	195
Meals, travel, and lodging expense	271	266	228
Insurance	129	126	86
OREO expense	290	253	161
Investor services	68	76	72
Contract labor	55	42	-
Other expenses	1,358	1,308	1,242
Total Noninterest Expense	$19,391	$19,693	$18,048

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

As of December 31, 2013, the unrealized loss on investment securities resulted in a decrease in shareholders’ equity of $747,000 (unrealized loss on securities of $1,132,000 plus estimated income tax benefit of $385,000).  At December 31, 2012, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $2,432,000 (unrealized gain on securities of $3,685,000 less estimated income tax expense of $1,253,000).  Mid Penn does not have any significant concentrations within its portfolio of investment securities.  Table 6 provides a summary of our available for sale investment securities.

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2013	2012	2011
U.S. Treasury and U.S. government agencies	$12,834	$17,740	$27,617
Mortgage-backed U.S. government agencies	39,392	66,686	82,668
State and political subdivision obligations	69,038	69,479	48,366
Equity securities	1,539	390	392
	$122,803	$154,295	$159,043

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Maturity and yield information relating to the investment portfolio is shown in Table 7.

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
As of December 31, 2013	One Year	Year thru	Years thru	After Ten
	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	$-	$12,834	$-	$-	$12,834
Mortgage-backed U.S. government agencies	-	415	3,845	35,132	39,392
State and political subdivision obligations	-	6,977	26,596	35,465	69,038
Equity securities	-	1,020	-	519	1,539
	$-	$21,246	$30,441	$71,116	$122,803

		After One	After Five
	One Year	Year thru	Years thru	After Ten
Weighted Average Yields	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	-	3.44%	-	-	3.44%
Mortgage-backed U.S. government agencies	-	3.88%	4.06%	4.17%	4.16%
State and political subdivision obligations	-	5.52%	4.81%	4.90%	4.93%
Equity securities	-	6.38%	-	2.76%	5.16%
	-	4.27%	4.72%	4.52%	4.53%

Loans

At December 31, 2013, loans and leases totaled $546,462,000, a $62,242,000 or 12.9% increase from December 31, 2012.  During 2013, Mid Penn experienced a net increase in commercial real estate, commercial/industrial, and residential real estate  loans of approximately $64,060,000.  This increase was attributed to the increase in lending opportunities to credit-worthy borrowers within the markets Mid Penn serves as well as enhancements to the lending sales team during 2013.

At December 31, 2013, loans, net of unearned income, represented 80.2% of earning assets as compared to 72.4% on December 31, 2012, and 71.0% on December 31, 2011.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate,
construction and land
development	$274,279	50.2	$255,231	52.7	$249,204	51.6	$252,915	54.0	$253,878	52.8
Commercial, industrial
and agricultural	107,492	19.7	79,228	16.4	78,656	16.3	70,295	15.0	85,795	17.8
Real estate - residential	160,294	29.3	143,243	29.6	146,846	30.4	136,048	29.1	128,522	26.7
Consumer	4,646	0.8	6,770	1.4	8,327	1.7	8,922	1.9	12,884	2.7
Total Loans	546,711	100.0	484,472	100.0	483,033	100.0	468,180	100.0	481,079	100.0
Unearned income	(249)		(252)		(316)		(445)		(694)
Loans net of unearned
discount	546,462		484,220		482,717		467,735		480,385
Allowance for loan and
lease losses	(6,317)		(5,509)		(6,772)		(7,061)		(7,686)
Net loans	$540,145		$478,711		$475,945		$460,674		$472,699

Mid Penn’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
As of December 31, 2013	One Year	Year thru	After Five
	and Less	Five Years	Years	Total
Commercial real estate, construction
and land development	$18,323	$44,063	$211,893	$274,279
Commercial, industrial and
agricultural	41,892	33,058	32,542	107,492
Real estate - residential mortgages	6,876	19,284	134,134	160,294
Consumer	1,150	2,392	855	4,397
	$68,241	$98,797	$379,424	$546,462

Rate Sensitivity
Predetermined rate	$67,197	$83,488	$253,620	$404,305
Floating or adjustable rate	1,044	15,309	125,804	142,157
	$68,241	$98,797	$379,424	$546,462

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Nonperforming Assets:
Nonaccrual loans	$10,877	$11,831	$11,800	$17,228	$14,933
Accruing troubled debt restructured loans	833	426	571	2,323	308
Total nonperforming loans	11,710	12,257	12,371	19,551	15,241

Foreclosed real estate	965	843	931	596	663
Total nonperforming assets	12,675	13,100	13,302	20,147	15,904

Accruing loans 90 days or more past due	-	-	-	19	661
Total risk elements	$12,675	$13,100	$13,302	$20,166	$16,565

Nonperforming loans as a % of total
loans outstanding	2.14%	2.53%	2.56%	4.18%	3.17%
Nonperforming assets as a % of total
loans outstanding and other real estate	2.32%	2.71%	2.76%	4.31%	3.31%
Ratio of allowance for loan losses
to nonperforming loans	53.94%	44.95%	54.74%	36.12%	50.43%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan.  Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  During 2013, nonperforming loans declined $547,000 from $12,257,000 at December 31, 2012.  This improvement has been the result of slight improvement in some sectors of the general economy and maintaining a close relationship with troubled borrowers as they navigate their plan toward a resolution of credit issues.

Mid Penn’s troubled debt restructured loans at December 31, 2013 totaled $7,765,000 of which, $833,000 are accruing residential mortgages in compliance with the terms of the modification.  $6,932,000 of the troubled debt restructured loans are included in nonaccrual loans.  As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate.  Further discussion of troubled debt restructured loans can be found in Note 7 to Mid Penn’s Consolidated Financial Statements, which are included in Item 8.  As of December 31, 2013, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

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

MID PENN BANCORP, INC.Management’s Discussion and Analysis

The following table provides additional analysis of partially charged-off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)
	December 31, 2013	December 31, 2012
Period ending total loans outstanding (net of unearned income)	$546,462	$484,220
Allowance for loan and lease losses	6,317	5,509
Total Nonperforming loans	11,710	12,257
Nonperforming and impaired loans with partial charge-offs	2,103	3,744

Ratio of nonperforming loans with partial charge-offs
to total loans	0.38%	0.77%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	17.96%	30.55%

Coverage ratio net of nonperforming loans with
partial charge-offs	65.75%	64.71%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.16%	1.15%

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

As of December 31, 2013, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $10,912,000, deemed impaired.  This pool of loans is further broken down into a group of loans with an aggregate carrying balance of $7,838,000 for which specific allocations totaling $1,933,000 have been included within the loan loss reserve for these loans.  The remaining $3,074,000 of loans requires no specific allocation within the loan loss reserve.  The $10,912,000 pool of impaired loan relationships is comprised of $9,014,000 in real estate secured commercial relationships and $1,898,000 in business relationships.  There are specific allocations against the real estate secured pool totaling $1,343,000, spread among thirteen relationships composed primarily of customers engaged in real estate investment activities.  The group of impaired business relationships with specific allocations is made up of four relationships and a specific allocation of $590,000 has been set aside against these credits.  One large commercial participation loan in this pool has shown exceptional collateral devaluation and is responsible for a specific allocation of $548,000 of the total pool attributable to this segment.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,317,000 is adequate as of December 31, 2013.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Commercial real estate, construction
and land development	$4,015	$3,122	$3,567	$3,775	$3,334
Commercial, industrial and agricultural	1,187	1,299	2,276	2,448	3,545
Real estate - residential	581	635	362	219	175
Consumer	513	444	424	424	467
Unallocated	21	9	143	195	165
	$6,317	$5,509	$6,772	$7,061	$7,686

The 2013 provision of $1,685,000 is an increase of $649,000 from the $1,036,000 provision in 2012.  The growth in the loan portfolio during 2013, as well as increases in some specific reserves, necessitated a  larger provision in 2013.  See also the discussion in the Provision for Loan and Lease Losses section.

The allowance for loan and lease losses at December 31, 2013 was $6,317,000, or 1.16%, of total loans less unearned discount as compared to $5,509,000, or 1.14%, at December 31, 2012 and $6,772,000, or 1.40%, at December 31, 2011.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are deposits.  Total deposits at December 31, 2013 decreased by $17,331,000, or 2.8%, over December 31, 2012, which decreased by $8,594,000, or 1.4%, over December 31, 2011.  Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2013, 2012, and 2011 are presented in Table 13.

Average short-term borrowings for 2013 were $10,533,000 as compared to $1,044,000 in 2012.  These borrowings consisted of federal funds purchased.

At December 31, 2013, the Bank had $2,750,000 in brokered deposits, a decrease of $1,378,000, or 33.4%, over December 31, 2012, which decreased by $9,226,000, or 69.1%, over the same period in 2011.  With continued success in the local deposit environment, along with the maturity of a $10,000,000 brokered certificate of deposit in 2012, the Bank has virtually eliminated its brokered deposit funding.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	December 31,
	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$49,318	0.00%	$47,670	0.00%	$63,484	0.00%
Interest-bearing demand deposits	182,118	0.36%	126,171	0.36%	57,342	0.25%
Money market	202,393	0.59%	236,434	0.84%	248,615	1.20%
Savings	29,597	0.05%	28,632	0.05%	27,801	0.05%
Time	148,863	1.73%	180,356	2.04%	209,574	2.56%
	$612,289	0.72%	$619,263	0.99%	$606,816	1.40%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2013	2012	2011
Three months or less	$4,745	$7,207	$7,824
Over three months to twelve months	16,953	18,340	21,979
Over twelve months	24,230	32,763	36,807
	$45,928	$58,310	$66,610

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

Shareholders’ equity increased in 2013 by $696,000, or 1.3%, following a decrease in 2012 of $1,232,000, or 2.3%, and an increase in 2011 by $5,251,000, or 10.9%.  Capital was positively impacted in 2013 by the net income available to common shareholders of $4,616,000; however, the increase was muted by an increase in accumulated other comprehensive loss.  Capital was negatively impacted in 2012 by the repayment and redemption of the $10,000,000 in the Series A preferred stock, but the impact was softened by the net income available to common shareholders of $4,437,000 and the issuance of the $4,880,000 in Series B preferred stock in 2012.  Subsequently, the Series B preferred stock offering of $5,000,000 was completed on January 3, 2013.  Capital was positively impacted in 2011 by the net income available to common shareholders of $4,029,000 and the increase in other comprehensive income from the increase in value of the assets in the available for sale investment portfolio.

Mid Penn’s normal intent for dividend payout is to provide quarterly cash returns to shareholders and earnings retention at a level sufficient to finance future growth.  The dividends paid on common shares totaled $0.25 for the years ended December 31, 2013 and December 31, 2012, while $0.20 in dividends were paid for the year ended December 31, 2011.

The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 18.94% for 2013 and 19.69% for 2012.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2013, and 2012, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,693	7.5%	$28,031	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,693	9.9%	21,234	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	59,100	11.1%	42,467	8.0%		N/A	N/A

Bank
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,598	7.5%	$28,041	4.0%		$35,051	5.0%
Tier 1 Capital (to Risk Weighted Assets)	52,598	9.9%	21,234	4.0%		31,850	6.0%
Total Capital (to Risk Weighted Assets)	59,005	11.1%	42,467	8.0%		53,084	10.0%

Corporation
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,822	6.8%	$28,530	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	48,822	10.0%	19,593	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	54,421	11.1%	39,185	8.0%		N/A	N/A

Bank
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,764	6.9%	$28,111	4.0%		$35,138	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,764	10.0%	19,593	4.0%		29,389	6.0%
Total Capital (to Risk Weighted Assets)	54,363	11.1%	39,185	8.0%		48,981	10.0%

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

Federal Income Taxes

Federal income tax expense for 2013 was $1,201,000 compared to $1,244,000 in 2012 and $1,223,000 in 2011.  The effective tax rate was 20% for 2013 and 2012, and 21% for 2011.

MID PENN BANCORP, INC.Management’s Discussion and Analysis

The tax expense in 2013 and 2012 resulted from net income generated in the normal course of business.  Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, and the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  As a result of Mid Penn’s adoption of ASC Topic 740, Income Taxes, no significant income tax uncertainties were identified; therefore, Mid Penn recognized no adjustment for unrealized income tax benefits for the periods ended December 31, 2013 and December 31, 2012.  We currently anticipate that future earnings will be adequate to fully utilize deferred tax assets.

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

Major sources of cash in 2013 came from the maturity of investment securities and interest-bearing time deposits totaling $53,151,000, the increase in short-term borrowings of $23,833,000, and the sale of investment securities of $15,118,000.

Major uses of cash in 2013 were the increase in net loans and leases of $65,896,000, the purchases of investment securities of $27,881,000 and decrease in time deposits of $31,280,000.

Major sources of cash in 2012 came from the maturity of investment securities of $39,453,000, the sale of investment securities of $17,895,000, and the increase in demand deposit and savings accounts of $29,645,000.

Major uses of cash in 2012 were the purchases of investment securities of $53,553,000, as well as the decrease in time deposits of $38,239,000.

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2013.

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Certificates of deposit	9	$132,373	$60,006	$59,196	$11,451	$1,720
Long-term debt	11	23,145	-	20,000	-	3,145
Operating lease obligations	19	141	113	28	-	-
Payments under benefit plans	13	1,681	133	320	344	884
		$157,340	$60,252	$79,544	$11,795	$5,749

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

As of December 31, 2013, commitments to extend credit amounted to $141,616,000 as compared to $99,958,000 as of December 31, 2012.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit decreased to $8,458,000 at December 31, 2013, from $10,417,000 at December 31, 2012.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a less pronounced reduction in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by Management.  At December 31, 2013, all interest rate risk levels according to the model were within the tolerance limits of Board approved policy.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2013			December 31, 2012
	% Change in			% Change in
Change in	Net Interest		Change in	Net Interest
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	22.98%	≥ -25%	300	23.42%	≥ -25%
200	15.20%	≥ -15%	200	15.49%	≥ -15%
100	7.21%	≥ -10%	100	7.32%	≥ -10%
0			0
(100)	-5.32%	≥ -10%	(100)	-5.03%	≥ -10%
(200)	-10.37%	≥ -15%	(200)	-9.86%	≥ -15%
(300)	-15.43%	≥ -25%	(300)	-14.72%	≥ -25%

MID PENN BANCORP, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

We have audited the accompanying consolidated balance sheet of Mid Penn Bancorp, Inc. and subsidiaries, (the “Corporation”) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid Penn Bancorp, Inc. and subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 21, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2012, and the related consolidated statements of income,  comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012.  The Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

March 25, 2013

MID PENN BANCORP, INC.Consolidated Balance Sheets

(Dollars in thousands, except per share data)
	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$7,407	$11,200
Interest-bearing balances with other financial institutions	1,216	1,273
Federal funds sold	-	3,000
Total cash and cash equivalents	8,623	15,473
Interest-bearing time deposits with other financial institutions	7,513	23,563
Available for sale investment securities	122,803	154,295
Loans and leases, net of unearned interest	546,462	484,220
Less: Allowance for loan and lease losses	(6,317)	(5,509)
Net loans and leases	540,145	478,711
Bank premises and equipment, net	12,469	13,123
Restricted investment in bank stocks	2,969	2,503
Foreclosed assets held for sale	965	843
Accrued interest receivable	2,704	2,893
Deferred income taxes	3,235	1,789
Goodwill	1,016	1,016
Core deposit and other intangibles, net	249	288
Cash surrender value of life insurance	8,374	8,143
Other assets	2,060	2,560
Total Assets	$713,125	$705,200
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$48,346	$57,977
Interest bearing demand	201,090	164,837
Money Market	196,736	210,588
Savings	29,585	28,406
Time	132,373	163,653
Total Deposits	608,130	625,461
Short-term borrowings	23,833	-
Long-term debt	23,145	22,510
Accrued interest payable	393	620
Other liabilities	4,708	4,389
Total Liabilities	660,209	652,980
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 5,000 shares issued and outstanding at
December 31, 2013 and 4,880 shares issued and outstanding at December 31, 2012	5,000	4,880
Common stock, par value $1.00; authorized 10,000,000 shares; 3,494,397 shares
issued and outstanding at December 31, 2013 and 3,489,684 at December 31, 2012	3,494	3,490
Additional paid-in capital	29,853	29,816
Retained earnings	15,441	11,741
Accumulated other comprehensive (loss) income	(872)	2,293
Total Shareholders’ Equity	52,916	52,220
Total Liabilities and Shareholders' Equity	$713,125	$705,200

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2013	2012	2011
INTEREST INCOME
Interest & fees on loans and leases	$26,305	$27,233	$28,038
Interest on interest-bearing balances	109	236	520
Interest and dividends on investment securities:
U.S. Treasury and government agencies	591	1,137	1,619
State and political subdivision obligations, tax-exempt	1,921	1,722	1,329
Other securities	46	22	14
Interest on federal funds sold and securities purchased under agreements to resell	11	16	25
Total Interest Income	28,983	30,366	31,545
INTEREST EXPENSE
Interest on deposits	4,436	6,147	8,509
Interest on short-term borrowings	26	3	4
Interest on long-term debt	595	975	1,009
Total Interest Expense	5,057	7,125	9,522
Net Interest Income	23,926	23,241	22,023
PROVISION FOR LOAN AND LEASE LOSSES	1,685	1,036	1,205
Net Interest Income After Provision for Loan and Lease Losses	22,241	22,205	20,818
NONINTEREST INCOME
Income from fiduciary activities	492	575	539
Service charges on deposits	576	565	704
Net gain on sales of investment securities	220	267	-
Earnings from cash surrender value of life insurance	231	247	258
Mortgage banking income	348	675	390
ATM debit card interchange income	508	472	452
Merchant services income	330	256	165
Other income	585	626	488
Total Noninterest Income	3,290	3,683	2,996
NONINTEREST EXPENSE
Salaries and employee benefits	10,788	10,518	9,519
Occupancy expense, net	1,128	1,077	1,075
Equipment expense	1,299	1,234	1,292
Pennsylvania Bank Shares tax expense	464	462	449
FDIC Assessment	486	1,034	1,057
Legal and professional fees	705	604	444
Director fees and benefits expense	319	335	304
Marketing and advertising expense	253	378	354
Software licensing	947	648	697
Telephone expense	436	411	377
(Gain) loss on sale/write-down of foreclosed assets	(302)	96	(20)
Intangible amortization	29	45	65
Loan collection costs	214	369	299
Other expenses	2,625	2,482	2,136
Total Noninterest Expense	19,391	19,693	18,048
INCOME BEFORE PROVISION FOR INCOME TAXES	6,140	6,195	5,766
Provision for income taxes	1,201	1,244	1,223
NET INCOME	4,939	4,951	4,543
Series A preferred stock dividends and discount accretion	14	514	514
Series B preferred stock dividends	309	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,616	$4,437	$4,029

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$1.32	$1.27	$1.16
Diluted Earnings Per Common Share	1.32	1.27	1.16
Cash Dividends	0.25	0.25	0.20

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Comprehensive Income

(Dollars in thousands)	December 31,
	2013	2012	2011

Net income	$4,939	$4,951	$4,543

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available for sale
securities, net of income taxes of ($1,563), $291, and $962, respectively	(3,033)	565	1,867

Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($75), ($91),
and $0, respectively (1) (3)	(145)	(176)	-

Change in defined benefit plans, net of income taxes of $7, ($6), and $6,
respectively (2) (3)	13	(12)	13

Total other comprehensive (loss) income	(3,165)	377	1,880

Total comprehensive income	$1,774	$5,328	$6,423

(1)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income

(2)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense

(3)	Income tax amounts are included in the provision for income taxes in the Consolidated Statements of Income

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2011	$10,000	$3,480	$29,810	$4,875	$36	$48,201
Net income	-	-	-	4,543	-	4,543
Total other comprehensive income, net of taxes	-	-	-	-	1,880	1,880
Common stock dividends	-	-	-	(696)	-	(696)
Employee Stock Purchase Plan (4,729 shares)	-	4	34	-	-	38
Series A Preferred stock dividends	-	-	-	(500)	-	(500)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Balance, December 31, 2011	10,000	3,484	29,830	8,222	1,916	53,452
Net income	-	-	-	4,951	-	4,951
Total other comprehensive income, net of taxes	-	-	-	-	377	377
Common stock dividends	-	-	-	(872)	-	(872)
Employee Stock Purchase Plan (5,175 shares)	-	6	50	-	-	56
Series A Preferred stock redemption	(10,000)	-	-	-	-	(10,000)
Series A Preferred stock dividends	-	-	-	(560)	-	(560)
Series B Preferred stock issuance, net of costs	4,880	-	(50)	-	-	4,830
Amortization of warrant cost	-	-	(14)	-	-	(14)
Balance, December 31, 2012	4,880	3,490	29,816	11,741	2,293	52,220
Net income	-	-	-	4,939	-	4,939
Total other comprehensive loss, net of taxes	-	-	-	-	(3,165)	(3,165)
Common stock dividends	-	-	-	(872)	-	(872)
Employee Stock Purchase Plan (4,713 shares)	-	4	51	-	-	55
Series B Preferred stock issuance	120	-	-	-	-	120
Series B Preferred stock dividends	-	-	-	(309)	-	(309)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, December 31, 2013	$5,000	$3,494	$29,853	$15,441	$(872)	$52,916

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net Income	$4,939	$4,951	$4,543
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	1,685	1,036	1,205
Depreciation	1,250	1,153	1,230
Amortization (accretion) of intangibles	39	(14)	77
Net amortization (accretion) of security premiums (discounts)	2,557	1,809	(767)
Gain on sales of investment securities	(220)	(267)	-
Earnings on cash surrender value of life insurance	(231)	(247)	(258)
(Gain) loss on disposal of property, plant, and equipment	(8)	1	46
(Gain) loss on sale / write-down of foreclosed assets	(302)	96	(20)
Deferred income tax expense (benefit)	192	450	(526)
Decrease (increase) in accrued interest receivable	189	174	(435)
Decrease in other assets	500	424	3,006
Decrease in accrued interest payable	(227)	(444)	(47)
Increase in other liabilities	319	278	392
Net Cash Provided By Operating Activities	10,682	9,400	8,446
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	16,050	3,914	27,564
Proceeds from the maturity of investment securities	37,101	39,453	26,413
Proceeds from the sale of investment securities	15,118	17,895	-
Purchases of investment securities	(27,881)	(53,553)	(111,157)
(Purchases) redemptions of restricted investment in bank stock	(466)	617	708
Net increase in loans and leases	(65,896)	(6,389)	(17,774)
Purchases of bank premises and equipment	(588)	(995)	(1,415)
Proceeds from sale of bank premises and equipment	-	42	-
Proceeds from sale of foreclosed assets	2,957	2,579	983
Net Cash (Used In) Provided By Investing Activities	(23,605)	3,563	(74,678)
Financing Activities:
Net increase in demand deposits and savings accounts	13,949	29,645	90,955
Net decrease in time deposits	(31,280)	(38,239)	(11,882)
Net increase (decrease) in short-term borrowings	23,833	-	(1,561)
Series A preferred stock dividends paid	-	(560)	(500)
Series A preferred stock redemption	-	(10,000)	-
Series B preferred stock issuance, net of costs	120	4,830	-
Series B preferred stock dividends paid	(309)	-	-
Common stock dividends paid	(872)	(872)	(696)
Employee Stock Purchase Plan	55	56	38
Warrant Repurchase	(58)	-	-
Long-term debt repayment	(14,365)	(191)	(5,182)
Proceeds from long-term debt borrowings	15,000	-	-
Net Cash Provided By (Used In) Financing Activities	6,073	(15,331)	71,172
Net (decrease) increase in cash and cash equivalents	(6,850)	(2,368)	4,940
Cash and cash equivalents, beginning of year	15,473	17,841	12,901
Cash and cash equivalents, end of year	$8,623	$15,473	$17,841

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,284	$7,569	$9,569
Income taxes paid	$775	$1,700	$940
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$2,777	$2,587	$1,298

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(1)          Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiary Mid Penn Bank (“Bank”), and the Bank’s wholly-owned subsidiary Mid Penn Insurance Services, LLC (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Each of Mid Penn’s lines of business are part of the same reporting segment, community banking, whose operating results are regularly reviewed and managed by a centralized executive management group.  As a result, Mid Penn has only one reportable segment for financial reporting purposes.

For comparative purposes, the December 31, 2012 and December 31, 2011 balances have been reclassified to conform to the 2013 presentation.  Such reclassifications had no impact on net income.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2013, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Mid Penn Insurance Services, LLC, a wholly-owned subsidiary of the Bank, provides a wide array of personal and commercial insurance products.  Income from Mid Penn Insurance Services, LLC is not material to Mid Penn.

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

Available for sale securities include debt and equity securities.  Debt and equity securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of deferred income taxes, as a component of accumulated other comprehensive income (loss) within shareholders’ equity.  Realized gains and losses on sales of

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

investment securities are computed on the basis of specific identification of the cost of each security.  Net gains on sales of investment securities were $220,000 in 2013, $267,000 in 2012, and $0 in 2011.  Mid Penn had no held to maturity securities in 2013 and 2012.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers.  These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.25% of the portfolio at December 31, 2013.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet and was $90,000 at December 31, 2013 and 2012.  The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.    Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

(f)	Restricted Investment in Federal Home Loan Bank Stock

The Bank owns restricted stock investments in the Federal Home Loan Bank (“FHLB”).  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  The stock is carried at cost.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock; however, the dividend was reinstated in February 2012.  Total dividends received in 2013 and 2012 totaled $20,000 and $5,000, respectively.   During 2012 and 2013, the FHLB of Pittsburgh performed limited excess capital stock repurchases each calendar quarter.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2013 and 2012.

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

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in other intangibles and are amortized over the estimated period of future

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $223,000 and $233,000 at December 31, 2013 and 2012, respectively.  Amortization expense is netted against loan servicing fee income and is reflected in the Consolidated Statements of Income in mortgage banking income.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

(i)	Investment in Limited Partnership

Mid Penn invested as a limited partner in a partnership in September 2008 that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $452,000 at December 31, 2013 using the straight-line method.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment at year-end.  The partnership anticipates receiving $46,000 annually in low-income housing tax credits.

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

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with 2004 and 2006 business acquisitions accounted for as purchases.  Accounting Standards Codification (“ASC”) Topic 350, Intangibles, Goodwill and Other requires a two-step process for testing the impairment of goodwill on at least an annual basis.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2013.  In addition, Mid Penn did not identify any impairment in 2012 or 2011.

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)
	2013	2012	2011
Net Income	$4,939	$4,951	$4,543
Less: Dividends on Series A preferred stock	-	(500)	(500)
Accretion of Series A preferred stock discount	(14)	(14)	(14)
Dividends on Series B preferred stock	(309)	-	-
Net income available to common shareholders	$4,616	$4,437	$4,029

Weighted average common shares outstanding	3,491,653	3,486,543	3,481,414
Basic earnings per common share	$1.32	$1.27	$1.16

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)
	2013	2012	2011
Net income available to common stockholders	$4,616	$4,437	$4,029
Weighted average number of common shares outstanding	3,491,653	3,486,543	3,481,414
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury
under the Capital Repurchase Program	-	-	-
Adjusted weighted-average common shares outstanding	3,491,653	3,486,543	3,481,414
Diluted earnings per common share	$1.32	$1.27	$1.16

Mid Penn repurchased all warrants in 2013; therefore, there were none remaining as of December 31, 2013.  Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants as of December 31, 2012 and 2011.

(4)           Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive (Loss) Income

Balance - December 31, 2012	$2,433	$(140)	$2,293

Balance - December 31, 2013	$(745)	$(127)	$(872)

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(5)           Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia.  There was no required reserve balance at December 31, 2013 because the Bank had sufficient vault cash available.  The required reserve balance was $554,000 at December 31, 2012.

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method.  Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security.  These gains and losses are credited or charged to other comprehensive income (loss), whereas realized gains and losses flow through the Corporation’s consolidated statements of income.

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

In instances when a determination is made that other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income (loss).

In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intent and ability to hold the securities until recovery of unrealized losses.

At December 31, 2013 and 2012, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Available for sale securities:
U.S. Treasury and U.S. government agencies	$12,134	$700	$-	$12,834
Mortgage-backed U.S. government agencies	39,481	349	438	39,392
State and political subdivision obligations	70,770	744	2,476	69,038
Equity securities	1,550	20	31	1,539
	$123,935	$1,813	$2,945	$122,803

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Available for sale securities:
U.S. Treasury and U.S. government agencies	$16,394	$1,346	$-	$17,740
Mortgage-backed U.S. government agencies	66,783	393	490	66,686
State and political subdivision obligations	67,033	2,542	96	69,479
Equity securities	400	-	10	390
	$150,610	$4,281	$596	$154,295

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Included in equity securities is an investment in Access Capital Strategies, an equity fund that invests in low to moderate income financing projects. This initial investment was purchased in 2004 to help fulfill the Bank’s regulatory requirement of the Community Reinvestment Act and an additional investment was purchased in 2011.  At December 31, 2013 and 2012, the investment is reported at fair value.

Investment securities having a fair value of $114,600,000 at December 31, 2013, and $96,124,000 at December 31, 2012, were pledged to secure public deposits and other borrowings.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
December 31, 2013	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	29	$9,799	$182	$9,866	$256	$19,665	$438
State and political subdivision obligations	90	39,611	2,150	4,288	326	43,899	2,476
Equity securities	1	-	-	550	31	550	31
Total temporarily impaired
available for sale securities	120	$49,410	$2,332	$14,704	$613	$64,114	$2,945

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
December 31, 2012	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	53	$30,345	$270	$15,839	$220	$46,184	$490
State and political subdivision obligations	20	9,389	66	1,231	30	10,620	96
Equity securities	1	-	-	390	10	390	10
Total temporarily impaired
available for sale securities	74	$39,734	$336	$17,460	$260	$57,194	$596

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The majority of the investment portfolio is comprised of mortgage-backed U.S. government agencies and state and political subdivision obligations.  For the investment securities with an unrealized loss, Mid Penn has concluded, based on its analysis, that the unrealized losses in the investments are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

At December 31, 2013, Mid Penn had 120 securities with unrealized losses totaling $2,945,000 that depreciated 4.59% from their amortized cost basis.  During this period, securities in an unrealized loss position for twelve months or longer totaled $613,000 of which the majority was attributed to mortgage-backed U.S. government agencies and state and political subdivision obligations with $256,000 and $326,000 in unrealized losses, respectively.  At December 31, 2012,  74 debt securities with unrealized losses totaling $596,000 that depreciated 1.04% from the amortized cost basis. During this period, securities in an unrealized loss position for twelve months or longer totaled $260,000 of which the majority was attributed to mortgage-backed U.S. government agencies with $220,000 in unrealized losses.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses for twelve months or longer to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2013.

(Dollars in thousands)	December 31, 2013
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$-	$-
Due after 1 year but within 5 years	18,937	19,811
Due after 5 years but within 10 years	26,813	26,596
Due after 10 years	37,154	35,465
	82,904	81,872
Mortgage-backed securities	39,481	39,392
Equity securities	1,550	1,539
	$123,935	$122,803

(7)           Loans and Allowance for Loan and Lease Losses

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time.  The aggregate amount of these loans was $8,402,000 and $4,817,000 at December 31, 2013 and 2012, respectively.  During 2013, $8,815,000 of new loans and advances were extended and repayments totaled $5,230,000.  None of these loans were past due, in non-accrual status, or restructured at December 31, 2013.

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2013  and 2012 are as follows:

(Dollars in thousands) December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$103,330	$938	$1,576	$-	$105,844
Commercial real estate	277,232	2,771	12,771	-	292,774
Commercial real estate - construction	45,265	382	-	-	45,647
Lease financing	1,356	-	-	-	1,356
Residential mortgage	69,447	27	356	-	69,830
Home equity	26,056	96	169	-	26,321
Consumer	4,690	-	-	-	4,690
	$527,376	$4,214	$14,872	$-	$546,462

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(Dollars in thousands) December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$74,763	$1,651	$1,469	$-	$77,883
Commercial real estate	260,941	5,375	18,551	-	284,867
Commercial real estate - construction	32,767	410	54	-	33,231
Lease financing	1,305	-	-	-	1,305
Residential mortgage	57,007	-	448	-	57,455
Home equity	22,336	188	396	-	22,920
Consumer	6,267	292	-	-	6,559
	$455,386	$7,916	$20,918	$-	$484,220

Impaired loans by loan portfolio class as of December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$185	$671	$-	$192	$870	$-
Commercial real estate	2,596	5,898	-	6,570	10,773	-
Residential mortgage	266	282	-	448	459	-
Home equity	27	792	-	124	261	-

With an allowance recorded:
Commercial and industrial	$115	$243	$42	$223	$351	$111
Commercial real estate	7,649	7,972	1,860	2,514	2,672	1,200
Commercial real estate - construction	-	-	-	54	53	54
Residential mortgage	25	25	25	-	-	-
Home equity	49	49	6	67	71	18

Total:
Commercial and industrial	$300	$914	$42	$415	$1,221	$111
Commercial real estate	10,245	13,870	1,860	9,084	13,445	1,200
Commercial real estate - construction	-	-	-	54	53	54
Residential mortgage	291	307	25	448	459	-
Home equity	76	841	6	191	332	18

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2013, 2012, and 2011 are summarized as follows:

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$186	$-	$462	$1	$752	$84
Commercial real estate	2,920	187	7,329	21	6,000	278
Commercial real estate - construction	-	-	-	-	1,016	18
Residential mortgage	323	-	458	-	619	28
Home equity	30	-	179	4	266	-

With an allowance recorded:
Commercial and industrial	$117	$-	$242	$-	$670	$-
Commercial real estate	7,752	-	2,727	-	3,281	-
Commercial real estate - construction	-	-	54	-	-	-
Residential mortgage	25	-	-	-	-	-
Home equity	53	-	71	-	76	-

Total:
Commercial and industrial	$303	$-	$704	$1	$1,422	$84
Commercial real estate	10,672	187	10,056	21	9,281	278
Commercial real estate - construction	-	-	54	-	1,016	18
Residential mortgage	348	-	458	-	619	28
Home equity	83	-	250	4	342	-

Non-accrual loans by loan portfolio class as of December 31, 2013 and 2012 are summarized as follows:

(Dollars in thousands)	2013	2012

Commercial and industrial	$300	$264
Commercial real estate	9,648	10,785
Commercial real estate - construction	-	54
Residential mortgage	803	537
Home equity	126	191
	$10,877	$11,831

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2013 and 2012 are summarized as follows:

(Dollars in thousands) December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$291	$38	$300	$629	$105,215	$105,844	$-
Commercial real estate	1,472	570	8,241	10,283	282,491	292,774	-
Commercial real estate - construction	-	-	-	-	45,647	45,647	-
Lease financing	-	-	-	-	1,356	1,356	-
Residential mortgage	952	-	785	1,737	68,093	69,830	-
Home equity	9	50	99	158	26,163	26,321	-
Consumer	24	12	-	36	4,654	4,690	-
Total	$2,748	$670	$9,425	$12,843	$533,619	$546,462	$-

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$123	$361	$234	$718	$77,165	$77,883	$-
Commercial real estate	1,785	5,618	8,248	15,651	269,216	284,867	-
Commercial real estate - construction	-	-	54	54	33,177	33,231	-
Lease financing	1		-	1	1,304	1,305	-
Residential mortgage	495	35	531	1,061	56,394	57,455	-
Home equity	96	-	147	243	22,677	22,920	-
Consumer	1	2	-	3	6,556	6,559	-
Total	$2,501	$6,016	$9,214	$17,731	$466,489	$484,220	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The allowance for loan and lease losses and recorded investment in financing receivables for the years ended December 31, 2013, 2012, and 2011, and as of December 31, 2013, 2012, and 2011 are as follows:

(Dollars in thousands) December 31, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(183)	(919)	(17)	-	(167)	(91)	(96)	-	(1,473)
Recoveries	193	279	7	2	23	8	84	-	596
Provisions	(121)	1,534	(45)	(3)	144	181	(17)	12	1,685
Ending balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Ending balance: individually evaluated for impairment	$42	$1,860	$-	$-	$25	$6	$-	$-	$1,933
Ending balance: collectively evaluated for impairment	$1,145	$2,146	$9	$-	$556	$435	$72	$21	$4,384

Loans receivables:
Ending balance	$105,844	$292,774	$45,647	$1,356	$69,830	$26,321	$4,690	$-	$546,462
Ending balance: individually evaluated for impairment	$300	$10,245	$-	$-	$291	76	$-	$-	$10,912
Ending balance: collectively evaluated for impairment	$105,544	$282,529	$45,647	$1,356	$69,539	$26,245	$4,690	$-	$535,550

(Dollars in thousands) December 31, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(834)	(493)	(6)	-	(195)	(268)	(592)	-	(2,388)
Recoveries	31	13	2	-	-	10	33	-	89
Provisions	(173)	48	45	(1)	414	264	573	(134)	1,036
Ending balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Ending balance: individually evaluated for impairment	$111	$1,200	$54	$-	$-	$18	$-	$-	$1,383
Ending balance: collectively evaluated for impairment	$1,187	$1,912	$10	$1	$581	$325	$101	$9	$4,126

Loans receivables:
Ending balance	$77,883	$284,867	$33,231	$1,305	$57,455	$22,920	$6,559	$-	$484,220
Ending balance: individually evaluated for impairment	$415	$9,084	$54	$-	$448	191	$-	$-	$10,192
Ending balance: collectively evaluated for impairment	$77,468	$275,783	$33,177	$1,305	$57,007	$22,729	$6,559	$-	$474,028

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(Dollars in thousands) December 31, 2011	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$2,447	$3,616	$159	$1	$219	$363	$61	$195	$7,061
Charge-offs	(546)	(545)	-	(44)	(310)	(40)	(102)	-	(1,587)
Recoveries	10	26	-	6	19	5	27	-	93
Provisions	363	447	(136)	39	434	9	101	(52)	1,205
Ending balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Ending balance: individually evaluated for impairment	$451	$1,380	$-	$-	$-	$15	$-	$-	$1,846
Ending balance: collectively evaluated for impairment	$1,823	$2,164	$23	$2	$362	$322	$87	$143	$4,926

Loans receivables:
Ending balance	$76,930	$292,896	$30,735	$1,724	$48,270	$24,149	$8,013	$-	$482,717
Ending balance: individually evaluated for impairment	$1,119	$8,898	$584	$-	$599	$325	$-	$-	$11,525
Ending balance: collectively evaluated for impairment	$75,811	$283,998	$30,151	$1,724	$47,671	$23,824	$8,013	$-	$471,192

The recorded investments in troubled debt restructured loans at December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2013	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$417	$266
Commercial real estate	10,581	8,686	7,470
Residential mortgage	423	35	29
	$11,044	$9,138	$7,765

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2012	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$30
Commercial real estate	7,326	3,748	2,916
Residential mortgage	558	552	448
	$7,924	$4,335	$3,394

At December 31, 2013, Mid Penn’s troubled debt restructured loans totaled $7,765,000,  of which, $833,000, representing five loans, are accruing mortgages in compliance with the terms of the modification.  Of the $833,000, four are accruing residential mortgages totaling $235,000 and one is an accruing commercial real estate loan totaling $598,000.  The remaining $6,932,000, representing 12 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships account for $4,819,000 of the $6,932,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate.  As of December 31, 2013, charge offs associated with troubled debt restructured loans while under a forbearance agreement totaled $0.  As of December 31, 2013, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  One forbearance agreement was negotiated during 2008, 10 forbearance agreements were negotiated during 2009, one was negotiated during 2010, and five were negotiated during 2013.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

There were five loans modified in 2013 that resulted in troubled debt restructurings, while no loans were modified in 2012.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2013.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2013	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	3	$6,091	$5,588	$5,417
Residential mortgage	2	74	74	28
	5	$6,165	$5,662	$5,445

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $861,000, $774,000, and $772,000, in the years ended December 31, 2013, 2012, and 2011, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

(8)           Bank Premises and Equipment

At December 31, 2013 and 2012, bank premises and equipment are as follows:

(Dollars in thousands)	2013	2012
Land	$2,712	$2,712
Buildings	10,087	10,007
Furniture, fixtures, and equipment	9,483	9,045
Leasehold improvements	828	828
Construction in progress	13	3
	23,123	22,595
Less accumulated depreciation	(10,654)	(9,472)
	$12,469	$13,123

Depreciation expense was $1,250,000 in 2013, $1,153,000 in 2012, and $1,230,000 in 2011.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(9)           Deposits

At December 31, 2013 and 2012, time deposits amounted to $132,373,000 and $163,653,000, respectively.  Interest expense on such certificates of deposit amounted to $2,568,000, $3,683,000,  and $5,358,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

These time deposits at December 31, 2013, mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $100,000	$100,000 or more
Maturing in 2014	$38,290	$21,716
Maturing in 2015	26,323	14,528
Maturing in 2016	12,956	5,389
Maturing in 2017	3,614	1,453
Maturing in 2018	4,428	1,956
Maturing thereafter	835	885
	$86,446	$45,927

Brokered deposits included in the deposit totals equaled $2,750,000 at December 31, 2013 and $4,128,000 at December 31, 2012.  Deposits and other funds from related parties held by Mid Penn at December 31, 2013 and 2012 amounted to $9,010,000 and $6,804,000, respectively.

(10)         Short-term Borrowings

As of December 31, 2013, short-term borrowings totaled $23,833,000.  There were no short-term borrowings as of December 31, 2012.  The Bank has a line of credit commitment from the Federal Home Loan Bank (“FHLB”) for overnight borrowings up to $40,000,000.  This line is collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with correspondent banks amounting to $12,500,000 at December 31, 2013.

(11)         Long-term Debt

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”) and through its membership, the Bank can access a number of credit products, which are utilized to provide liquidity.  The maximum borrowing capacity available to the Bank at the FHLB at December 31, 2013 was $259,179,000, which includes the line of credit commitment for overnight borrowings.  As of December 31, 2013 and 2012, the Bank had long-term debt in the amount of $23,145,000 and $22,510,000, respectively, consisting of:

(Dollars in thousands)	At December 31,
	2013	2012
Loans maturing in 2013 with rates ranging from 3.24% to 4.75%	$-	$14,189
Loans maturing in 2015 with rates ranging from 0.58% to 4.18%	15,000	5,000
Loans maturing in 2016 at a rate of 0.89%	5,000	-
Loans maturing in 2026 at a rate of 4.80%	3,073	3,245
Loans maturing in 2027 at a rate of 6.71%	72	76
	$23,145	$22,510

The aggregate amounts due on long-term debt subsequent to December 31, 2013 are $184,000 (2014), $15,193,000 (2015),  $5,203,000 (2016), $213,000 (2017), $223,000 (2018), and $2,129,000 thereafter.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

There were no transfers of assets between fair value Level 1 and Level 2 for the year ended December 31, 2013. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

(Dollars in thousands)		Fair value measurements at December 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$12,834	$-	$12,834	$-
Mortgage-backed U.S. government agencies	39,392	-	39,392	-
State and political subdivision obligations	69,038	-	69,038	-
Equity securities	1,539	519	1,020	-
	$122,803	$519	$122,284	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$17,740	$-	$17,740	$-
Mortgage-backed U.S. government agencies	66,686	-	66,686	-
State and political subdivision obligations	69,479	-	69,479	-
Equity securities	390	390	-	-
	$154,295	$390	$153,905	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following table illustrates the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at December 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,535	$-	$-	$6,535
Foreclosed Assets Held for Sale	465	-	-	465

(Dollars in thousands)		Fair value measurements at December 31, 2012 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$3,075	$-	$-	$3,075
Foreclosed Assets Held for Sale	105	-	-	105

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$6,535	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (25%)
Foreclosed Assets Held for Sale	$465	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range Weighted Average
Impaired Loans	$3,075	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95% (28%)
Foreclosed Assets Held for Sale	$105	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40% (24%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
(2)

Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.  Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received, or age of the appraisal.

(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following methodologies and assumptions were used to estimate the fair value of Mid Penn’s financial instruments.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Foreclosed Assets Held for Sale:

Assets included in foreclosed assets held for sale are carried at fair value, less costs to sell, and accordingly is presented as measured on a non-recurring basis.  Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2013 and 2012.

(Dollars in thousands)	December 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$8,623	$8,623	$15,473	$15,473
Interest-bearing time balances with other financial institutions	7,513	7,513	23,563	23,563
Investment securities	122,803	122,803	154,295	154,295
Net loans and leases	540,145	548,923	478,711	495,181
Restricted investment in bank stocks	2,969	2,969	2,503	2,503
Accrued interest receivable	2,704	2,704	2,893	2,893
Mortgage servicing rights	223	223	233	233

Financial liabilities:
Deposits	$608,130	$610,419	$625,461	$629,096
Short-term borrowings	23,833	23,833	-	-
Long-term debt	23,145	22,988	22,510	23,240
Accrued interest payable	393	393	620	620

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2013 and 2012.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  The following tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$540,145	$548,923	$-	$-	$548,923

Financial instruments - liabilities
Deposits	$608,130	$610,419	$-	$610,419	$-
Long-term debt	23,145	22,988	-	22,988	-

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2012	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$478,711	$495,181	$-	$-	$495,181

Financial instruments - liabilities
Deposits	$625,461	$629,096	$-	$629,096	$-
Long-term debt	22,510	23,240	-	23,240	-

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

Mid Penn has an unfunded defined benefit retirement Plan for directors with benefits based on years of service.  The adoption of this Plan generated unrecognized prior service cost of $274,000, which is being amortized over the expected future years of service of active directors.  The unamortized balance at December 31, 2013, was $108,000.

Health and Life

The following tables provide a reconciliation of the changes in the Plan’s health and life insurance benefit obligations and fair value of Plan assets for the years ended December 31, 2013 and 2012, and a statement of the funded status at December 31, 2013 and 2012.

(Dollars in thousands)	December 31,
Change in benefit obligations:	2013	2012
Benefit obligations, January 1	$894	$904
Service cost	17	21
Interest cost	34	37
Actuarial gain	(15)	(76)
Change in assumptions	(55)	38
Benefit payments	(39)	(30)
Benefit obligations, December 31	$836	$894

Change in fair value of plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	39	30
Benefit payments	(39)	(30)
Fair value of plan assets, December 31	$-	$-

Funded status at year end	$(836)	$(894)

The amount recognized in the consolidated balance sheet at December 31, 2013 and 2012, is as follows:

(Dollars in thousands)	2013	2012
Accrued benefit liability	$836	$894

The amounts recognized in accumulated other comprehensive (loss) income consist of:

(Dollars in thousands)	December 31,
	2013	2012
Net (gain) loss, pretax	$(33)	$37
Prior service cost, pretax	(1)	(2)

The accumulated benefit obligation for health and life insurance plans was $836,000 and $894,000 at December 31, 2013 and 2012, respectively.

The estimated prior service costs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is ($1,052).

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The components of net periodic postretirement benefit cost for 2013, 2012 and 2011 are as follows:

(Dollars in thousands)	2013	2012	2011
Service cost	$17	$21	$22
Interest cost	34	37	42
Amortization of prior service cost	(1)	(1)	(1)
Net periodic postretirement benefit cost	$50	$57	$63

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2013 and 2012 are as follows:

Weighted-average assumptions:	2013	2012
Discount rate	4.75%	4.00%
Rate of compensation increase	3.75%	3.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

Weighted-average assumptions:	2013	2012	2011
Discount rate	4.00%	4.50%	5.50%
Rate of compensation increase	3.00%	3.50%	4.50%

Assumed health care cost trend rates at December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Health care cost trend rate assumed for next year	7.00%	7.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the
ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care Plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$53	$4
Effect on accumulated postretirement benefit obligation	59	4

Mid Penn expects to contribute $42,000 to its life and health benefit Plans in 2014.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)
1/1/2014 to 12/31/2014	$42
1/1/2015 to 12/31/2015	60
1/1/2016 to 12/31/2016	70
1/1/2017 to 12/31/2017	71
1/1/2018 to 12/31/2018	71
1/1/2019 to 12/31/2023	355

Benefit obligations were measured as of December 31, 2013,  for the postretirement benefit Plan.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit Plan’s benefit obligations and fair value of Plan assets for the years ended December 31, 2013 and 2012 and a statement of the status at December 31, 2013 and 2012.  This Plan is unfunded.

(Dollars in thousands)	December 31,
Change in benefit obligations:	2013	2012
Benefit obligations, January 1	$1,139	$1,069
Service cost	32	22
Interest cost	44	49
Actuarial loss	4	10
Change in assumptions	(5)	5
Change due to plan amendment	-	53
Benefit payments	(84)	(69)
Benefit obligations, December 31	$1,130	$1,139

Change in fair value of plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	84	69
Benefit payments	(84)	(69)
Fair value of plan assets, December 31	$-	$-

Funded status at year end	$(1,130)	$(1,139)

Amounts recognized in the consolidated balance sheet at December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012
Accrued benefit liability	$1,130	$1,139

Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2013	2012
Net prior service cost, pretax	$108	$129
Net loss, pretax	40	41

The accumulated benefit obligation for the retirement Plan was $1,130,000 at December 31, 2013 and $1,139,000 at December 31, 2012.

The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 is  $32,304.

The components of net periodic retirement cost for 2013, 2012 and 2011 are as follows:

(Dollars in thousands)	2013	2012	2011
Service cost	$32	$22	$24
Interest cost	44	49	53
Amortization of prior-service cost	22	22	22
Net periodic retirement cost	$98	$93	$99

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2013 and 2012 are as follows:

Weighted-average assumptions:	2013	2012
Discount rate	4.75%	4.00%
Change in consumer price index	2.75%	2.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011 are as follows:

Weighted-average assumptions:	2013	2012	2011
Discount rate	4.00%	4.50%	5.50%
Change in consumer price index	2.00%	2.50%	3.00%

Mid Penn expects to contribute $91,000 to its retirement Plan in 2014.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)
1/1/2014 to 12/31/2014	$91
1/1/2015 to 12/31/2015	94
1/1/2016 to 12/31/2016	96
1/1/2017 to 12/31/2017	99
1/1/2018 to 12/31/2018	103
1/1/2019 to 12/31/2023	529

Plan benefit obligations were measured as of December 31, 2013 for the directors’ defined benefit Plan.

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,609,000 and $3,513,000 at December 31, 2013 and 2012, respectively.

(14)        Other Benefit Plans

(a)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution Plan covering substantially all employees.  The Bank did not contribute to the Plan in 2013, 2012, or 2011.

(b)	Deferred Compensation Plans

The Bank has an executive deferred compensation Plan, which allows an executive officer to defer compensation for a specified period in order to provide future retirement income.  The only participant in this Plan is a former executive officer.  At both December 31, 2013 and 2012, the Bank accrued a liability of approximately $192,000 for this Plan.

The Bank also has a directors’ deferred compensation Plan, which allows directors to defer receipt of fees for a specified period in order to provide future retirement income.  At December 31, 2013 and 2012, the Bank accrued a liability of approximately $405,000 and $423,000, respectively, for this Plan.

(c)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2013 and 2012, the Bank accrued a liability of approximately $206,000 and $192,000, respectively, for the Agreement.  The expense related to the Agreement was $14,000 for 2013, $13,000 for 2012, and $12,000 for 2011.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which informally funds the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,178,000 and $1,143,000 at December 31, 2013 and 2012, respectively.

(d)	Employee Stock Ownership Plan

The Employee Stock Ownership Plan (“ESOP”) was terminated in 2013.  Total expense related to Mid Penn’s contribution to the ESOP for 2013, 2012, and 2011 was $0, respectively.  Contributions to the ESOP were made at the discretion of the Board of Directors.  The ESOP held no common shares as of December 31, 2013, and 38,799 common shares as of December 31, 2012, all of which were allocated to Plan participants.  The ESOP shares were valued using Level 1 inputs as there is an active market for identical assets at the measurement date.  At December 31, 2013, the total fair value of the ESOP was $0.  At December 31, 2012, the fair value of Mid Penn stock on the NASDAQ Stock Market was $11.19 per common share, resulting in a total fair value of the ESOP of $434,000.  Shares held by the ESOP are considered outstanding for purposes of calculating earnings per share. Dividends paid on shares held by the ESOP are charged to retained earnings.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2013 and 2012, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,739,000 and $1,694,000, respectively.

(f)	401(k) Plan

The Bank has a 401(k) Plan that covers substantially all full-time employees.  The Plan allows employees to contribute a portion of their salaries and wages to the Plan.  The Plan provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the Plan was $129,000, $111,000, and $115,000 for the years ending December 31, 2013, 2012, and 2011, respectively.

(g)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The Plan allows employees to use a portion of their salaries and wages to purchase common shares of Mid Penn stock at the market value of shares at the end of each calendar quarter.

(15)         Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2013 and 2012.

(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan and lease losses	$2,148	$1,873
Loan fees	167	198
Benefit plans	976	974
Nonaccrual interest	895	1,204
Unrealized loss on securities	385	-
AMT Credit Carryforward	-	333
Other	127	108
	4,698	4,690

Deferred tax liabilities:
Depreciation	(945)	(1,109)
Bond accretion	(92)	(80)
Goodwill and intangibles	(254)	(234)
Unrealized gain on securities	-	(1,253)
Prepaid expenses	(170)	(222)
Other	(2)	(3)
	(1,463)	(2,901)
Deferred tax asset, net	$3,235	$1,789

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

In assessing the realisability of federal or state deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets.

The provision for (benefit from) income taxes consists of the following:

(Dollars in thousands)	2013	2012	2011
Current	$1,009	$794	$1,749
Deferred	192	450	(526)
Total provision for income taxes	$1,201	$1,244	$1,223

A reconciliation of income tax at the statutory rate to Mid Penn's effective rate is as follows:

(Dollars in thousands)	2013	2012	2011
Provision at the expected statutory rate	$2,088	$2,106	$1,960
Effect of tax-exempt income	(873)	(827)	(710)
Effect of investment in life insurance	(78)	(84)	(88)
Nondeductible interest	40	49	49
Other items	24	-	12
Provision for income taxes	$1,201	$1,244	$1,223

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2013, 2012, or 2011.  There were no amounts accrued for interest and penalties at December 31, 2013 or 2012.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania.  Mid Penn is no longer subject to examination by taxing authorities for years before 2010.  Tax years 2010 through the present, with limited exception, remain open to examination.

(16)         Core Deposit Intangible

A summary of core deposit intangible is as follows at December 31, 2013:

(Dollars in thousands)	2004	2006
	Acquisition	Acquisition	Total
Gross carrying amount	$291	$232	$523
Less accumulated amortization	(291)	(205)	(496)
Net carrying amount	$-	$27	$27

The core deposit intangibles for the acquisitions are being amortized over the weighted average useful life of 8 years, with no estimated residual value.

Amortization expense amounted to $29,000 in 2013, $45,000 in 2012, and $65,000 in 2011.  The estimated amortization expense of intangible assets is $27,000 in 2014.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(17)         Regulatory Matters

Mid Penn Bancorp, Inc., is a bank holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2013 and December 31, 2012, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  The amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  At December 31, 2013, $5,686,000 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2013, and December 31, 2012, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,693	7.5%	$28,031	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,693	9.9%	21,234	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	59,100	11.1%	42,467	8.0%		N/A	N/A

Bank
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,598	7.5%	$28,041	4.0%		$35,051	5.0%
Tier 1 Capital (to Risk Weighted Assets)	52,598	9.9%	21,234	4.0%		31,850	6.0%
Total Capital (to Risk Weighted Assets)	59,005	11.1%	42,467	8.0%		53,084	10.0%

Corporation
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,822	6.8%	$28,530	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	48,822	10.0%	19,593	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	54,421	11.1%	39,185	8.0%		N/A	N/A

Bank
As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$48,764	6.9%	$28,111	4.0%		$35,138	5.0%
Tier 1 Capital (to Risk Weighted Assets)	48,764	10.0%	19,593	4.0%		29,389	6.0%
Total Capital (to Risk Weighted Assets)	54,363	11.1%	39,185	8.0%		48,981	10.0%

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2013 and 2012 for guarantees under letters of credit issued is not material.

As of December 31, 2013, commitments to extend credit amounted to $141,616,000 and standby letters of credit amounted to $8,458,000.

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

As of December 31, 2013, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in Central Pennsylvania, specifically within the Bank's trading area made up of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County.

The Bank's highest concentrations of credit within the loan portfolio are in the areas of Commercial Real Estate financing (50.2%) as of December 31, 2013.

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

Minimum future rental payments under these operating leases as of December 31, 2013 are as follows:

(Dollars in thousands)

2014	$113
2015	28
$141

Mid Penn paid rent payments in 2013, 2012, and 2011 of $121,000, $120,000, and $79,000, respectively.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of December 31, 2013:

(Dollars in thousands)

Period	Shares		Gross Proceeds
September 26, 2012 - September 30, 2012		345	$345,000
October 1, 2012 - December 31, 2012		4,535	4,535,000
January 1, 2013 - December 31, 2013	120	120	120,000
Total		5,000	$5,000,000

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

(23)          Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$437	$48
Investment in subsidiaries	52,821	52,162
Other assets	7	25
Total assets	$53,265	$52,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$349	$15
Shareholders' equity	52,916	52,220
Total liabilities and shareholders' equity	$53,265	$52,235

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2013	2012	2011
Income
Dividends from subsidiaries	$1,237	$6,628	$1,246
Other income	-	4	-
Total Income	1,237	6,632	1,246

Expense
Other expenses	(184)	(217)	(153)
Total Expense	(184)	(217)	(153)

Income before income tax and equity in undistributed earnings (loss) of subsidiaries	1,053	6,415	1,093
Equity in undistributed earnings (loss) of subsidiaries	3,823	(1,538)	3,398

Income before income tax	4,876	4,877	4,491
Income tax benefit	63	74	52

Net income	4,939	4,951	4,543
Series A preferred stock dividends & discount accretion	14	514	514
Series B preferred stock dividends	309	-	-
Net income available to common shareholders	$4,616	$4,437	$4,029
Comprehensive income	$1,774	$5,328	$6,423

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,939	$4,951	$4,543
Equity in undistributed (earnings) loss of subsidiaries	(3,823)	1,538	(3,398)
Decrease (increase) in other assets	3	40	(52)
Increase in other liabilities	334	15	-
Net cash provided by operating activities	1,453	6,544	1,093

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,181)	(1,432)	(1,196)
Series A preferred stock redemption	-	(10,000)	-
Series B preferred stock issuance, net of costs	120	4,830	-
Employee Stock Purchase Plan	55	56	38
Warrant repurchase	(58)	-	-
Net cash used in financing activities	(1,064)	(6,546)	(1,158)
Net increase (decrease) in cash and cash equivalents	389	(2)	(65)
Cash and cash equivalents, beginning of year	48	50	115
Cash and cash equivalents, end of year	$437	$48	$50

(24)          Recent Accounting Pronouncements

There were no new accounting pronouncements affecting Mid Penn during the period that were not already incorporated in the disclosures.  In addition, there are no recently issued accounting standards that are expected to have a material impact on Mid Penn’s consolidated financial statements in future periods.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements

(25)         Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2013 and 2012.

(Dollars in thousands, except per share data)	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$6,902	$7,153	$7,633	$7,295
Interest Expense	1,443	1,306	1,192	1,116
Net Interest Income	5,459	5,847	6,441	6,179
Provision for Loan and Lease Losses	495	415	575	200
Net Interest Income After Provision for Loan Losses	4,964	5,432	5,866	5,979
Noninterest Income	850	838	808	794
Noninterest Expense	5,037	4,612	4,746	4,996
Income Before Provision for Income Taxes	777	1,658	1,928	1,777
Provision for Income Taxes	92	292	440	377
Net Income	685	1,366	1,488	1,400
Preferred Stock Dividends and Discount Accretion	61	87	88	87
Net Income Available to Common Shareholders	$624	$1,279	$1,400	$1,313
Per Share Data:
Basic Earnings Per Share	$0.18	$0.37	$0.40	$0.37
Diluted Earnings Per Share	0.18	0.37	0.40	0.37
Cash Dividends	-	0.05	0.05	0.15

(Dollars in thousands, except per share data)	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,710	$7,885	$7,458	$7,313
Interest Expense	2,033	1,862	1,688	1,542
Net Interest Income	5,677	6,023	5,770	5,771
Provision for Loan and Lease Losses	300	225	150	361
Net Interest Income After Provision for Loan Losses	5,377	5,798	5,620	5,410
Noninterest Income	738	931	1,057	957
Noninterest Expense	4,738	4,947	5,082	4,926
Income Before Provision for Income Taxes	1,377	1,782	1,595	1,441
Provision for Income Taxes	243	422	329	250
Net Income	1,134	1,360	1,266	1,191
Preferred Stock Dividends and Discount Accretion	128	129	128	129
Net Income Available to Common Shareholders	$1,006	$1,231	$1,138	$1,062
Per Share Data:
Basic Earnings Per Share	$0.29	$0.35	$0.33	$0.30
Diluted Earnings Per Share	0.29	0.35	0.33	0.30
Cash Dividends	0.05	0.05	0.05	0.10

MID PENN BANCORP, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2013.  Based upon that evaluation, the Chief Executive Officer and Treasurer concluded, as of December 31, 2013,  that, Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2013.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Management has concluded that Mid Penn’s internal control over financial reporting, as of December 31, 2013, is effective based on those criteria.

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

None

MID PENN BANCORP, INC.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank.  The Corporation amended the Code of Ethics on March 17, 2013 and a copy is posted under the Corporate Governance section under the Investors link on the Corporation’s website, midpennbank.com.    The Corporation’s Code of Ethics may be viewed on the Mid Penn website at midpennbank.com or requested from the Corporate Secretary by telephone at 1-866-642-7736.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders, which pages are incorporated herein by reference. Mid Penn does not maintain any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders, which page is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 4:  Ratification of the Appointment of BDO USA, LLP as the Corporation’s Independent Registered Public Accounting firm for 2014” of Mid Penn’s definitive proxy statement to be used in connection with the 2014 Annual Meeting of Shareholders, which page is incorporated herein by reference.

MID PENN BANCORP, INC.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  Financial statements are incorporated by reference in Part II, Item 8 hereof.

Reports of Independent Registered Public Accounting Firms

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

3.  The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) of Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.)

3(ii)Statement with Respect to Shares for Series B Preferred Stock. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 28, 2012.)

3(iii)The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.)

10.1Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)  *

10.2Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on form 10-K filed with the Securities and Exchange Commission on March 10, 2008.)  *

10.3The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s

Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

10.4Split Dollar Agreement between Mid Penn Bank and Eugene F. Shaffer. (Incorporated by reference to Registrant’s Annual

Report on Form 10-K filed with the SEC on March 14, 2005.)  *

10.5Death Benefit Plan and Agreement between Mid Penn Bank and the Trustee of the Eugene F. Shaffer Irrevocable Trust.

(Incorporated by reference to Registrant’s Annual Report on Form 10-K filed with the SEC on March 14, 2005.)  *

11Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

12Statements re: Computation of Ratios. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

21Subsidiaries of Registrant.

23Consent of BDO USA, LLP.

23.1Consent of ParenteBeard LLC.

31.1Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32Principal Executive and Financial Officer’s §1350 Certifications.

99.1Listing of Mid-Atlantic Custom Peer Group Banks.

MID PENN BANCORP, INC.

101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE  XBRL Taxonomy Extension Presentation Linkbase.

101.INS   XBRL Instance Document.

101.SCH  XBRL Taxonomy Extension Schema.

101.CAL  XBRL Taxonomy Extension Calculation Linkbase.

101.DEF   XBRL Taxonomy Extension Definition Linkbase.

*Denotes a management contract or compensatory plan or arrangement.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Arch 25, 2012
By: /s/ Rory G. Ritrievi Rory G. Ritrievi President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2014
By: /s/ Kevin W. Laudenslager Kevin W. Laudenslager Vice President, Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2014
By: /s/ Robert A. Abel Robert A. Abel, Director	March 21, 2014
By: /s/ Steven T. Boyer Steven T. Boyer, Director	March 21, 2014
By: /s/ Matthew G. DeSoto Matthew G. DeSoto, Director	March 21, 2014
By: /s/ Robert C. Grubic Robert C. Grubic, Director	March 21, 2014
By: /s/ Gregory M. Kerwin Gregory M. Kerwin, Director	March 21, 2014
By: /s/ Robert E. Klinger Robert E. Klinger, Director	March 21, 2014
By: /s/ Theodore W. Mowery Theodore W. Mowery, Director	March 21, 2014
By: /s/ John E. Noone John E. Noone, Director	March 21, 2014
By: /s/ William A. Specht, III William A. Specht, III, Director	March 21, 2014