Form 10-Q
period 2014-03-31
MID PENN BANCORP INC
filed 2014-05-15
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, the registrant had 3,495,382 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries

MID PENN BANCORP, INC.Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$13,126	$7,407
Interest-bearing balances with other financial institutions	904	1,216
Total cash and cash equivalents	14,030	8,623
Interest-bearing time deposits with other financial institutions	5,323	7,513
Available for sale investment securities	121,409	122,803
Loans and leases, net of unearned interest	549,739	546,462
Less: Allowance for loan and lease losses	(6,423)	(6,317)
Net loans and leases	543,316	540,145
Bank premises and equipment, net	12,655	12,469
Restricted investment in bank stocks	3,146	2,969
Foreclosed assets held for sale	1,078	965
Accrued interest receivable	2,904	2,704
Deferred income taxes	2,718	3,235
Goodwill	1,016	1,016
Core deposit and other intangibles, net	245	249
Cash surrender value of life insurance	8,425	8,374
Other assets	2,211	2,060
Total Assets	$718,476	$713,125
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$49,189	$48,346
Interest bearing demand	204,481	201,090
Money Market	193,556	196,736
Savings	30,465	29,585
Time	128,984	132,373
Total Deposits	606,675	608,130
Short-term borrowings	28,544	23,833
Long-term debt	23,100	23,145
Accrued interest payable	486	393
Other liabilities	4,426	4,708
Total Liabilities	663,231	660,209
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 5,000 shares issued and outstanding at
March 31, 2014 and December 31, 2013	5,000	5,000
Common stock, par value $1.00; authorized 10,000,000 shares; 3,495,382 shares
issued and outstanding at March 31, 2014 and 3,494,397 at December 31, 2013	3,495	3,494
Additional paid-in capital	29,866	29,853
Retained earnings	16,691	15,441
Accumulated other comprehensive income (loss)	193	(872)
Total Shareholders’ Equity	55,245	52,916
Total Liabilities and Shareholders' Equity	$718,476	$713,125

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Interest & fees on loans and leases	$6,540	$6,261
Interest on interest-bearing balances	10	47
Interest and dividends on investment securities:
U.S. Treasury and government agencies	277	100
State and political subdivision obligations, tax-exempt	519	483
Other securities	34	6
Interest on federal funds sold and securities purchased
under agreements to resell	-	5
Total Interest Income	7,380	6,902
INTEREST EXPENSE
Interest on deposits	978	1,205
Interest on short-term borrowings	14	-
Interest on long-term debt	116	238
Total Interest Expense	1,108	1,443
Net Interest Income	6,272	5,459
PROVISION FOR LOAN AND LEASE LOSSES	547	495
Net Interest Income After Provision for Loan and Lease Losses	5,725	4,964
NONINTEREST INCOME
Income from fiduciary activities	158	139
Service charges on deposits	127	134
Net gain on sales of investment securities	150	-
Earnings from cash surrender value of life insurance	51	58
Mortgage banking income	38	110
ATM debit card interchange income	126	119
Merchant services income	67	87
Net gain on sales of SBA loans	51	-
Other income	126	203
Total Noninterest Income	894	850
NONINTEREST EXPENSE
Salaries and employee benefits	2,548	2,857
Occupancy expense, net	382	310
Equipment expense	301	316
Pennsylvania Bank Shares tax expense	99	128
FDIC Assessment	132	202
Legal and professional fees	97	154
Director fees and benefits expense	79	80
Marketing and advertising expense	48	43
Software licensing	237	181
Telephone expense	96	98
Loss (gain) on sale/write-down of foreclosed assets	87	(19)
Intangible amortization	7	7
Loan collection costs	71	70
Other expenses	554	610
Total Noninterest Expense	4,738	5,037
INCOME BEFORE PROVISION FOR INCOME TAXES	1,881	777
Provision for income taxes	370	92
NET INCOME	1,511	685
Series A preferred stock dividends and discount accretion	-	14
Series B preferred stock dividends	87	47
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,424	$624

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.41	$0.18
Cash Dividends	$0.05	-

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                            Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013

Net income	$1,511	$685

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available for sale
securities, net of income taxes of $599 and ($209), respectively	1,162	(405)

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of ($51) and $0, respectively (1) (3)	(99)	-

Change in defined benefit plans, net of income taxes of $1 and $2, respectively (2) (3)	2	3

Total other comprehensive income (loss)	1,065	(402)

Total comprehensive income	$2,576	$283

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

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2014	$5,000	$3,494	$29,853	$15,441	$(872)	$52,916
Net income	-	-	-	1,511	-	1,511
Total other comprehensive income, net of taxes	-	-	-	-	1,065	1,065
Employee Stock Purchase Plan (985 shares)	-	1	13	-	-	14
Common stock dividends	-	-	-	(174)	-	(174)
Series B Preferred stock dividends	-	-	-	(87)	-	(87)
Balance, March 31, 2014	$5,000	$3,495	$29,866	$16,691	$193	$55,245

Balance, January 1, 2013	$4,880	$3,490	$29,816	$11,741	$2,293	$52,220
Net income	-	-	-	685	-	685
Total other comprehensive loss, net of taxes	-	-	-	-	(402)	(402)
Employee Stock Purchase Plan (1,346 shares)	-	1	14	-	-	15
Series B Preferred stock issuance	120	-	-	-	-	120
Series B Preferred stock dividends	-	-	-	(47)	-	(47)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, March 31, 2013	$5,000	$3,491	$29,816	$12,321	$1,891	$52,519

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net Income	$1,511	$685
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	547	495
Depreciation	313	247
Amortization of intangibles	4	10
Net amortization of security premiums	43	1,044
Gain on sales of investment securities	(150)	-
Earnings on cash surrender value of life insurance	(51)	(58)
SBA loans originated for sale	(468)	-
Proceeds from sales of SBA loans originated for sale	519	-
Gain on sale of loans	(51)	-
Gain on disposal of property, plant, and equipment	-	(3)
Loss (gain) on sale / write-down of foreclosed assets	87	(19)
Deferred income tax benefit	(28)	(700)
(Increase) decrease in accrued interest receivable	(200)	47
(Increase) decrease in other assets	(152)	409
Increase in accrued interest payable	93	116
(Decrease) increase in other liabilities	(282)	6,824
Net Cash Provided By Operating Activities	1,735	9,097
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	2,190	6,755
Proceeds from the maturity of investment securities	3,375	15,126
Proceeds from the sale of investment securities	7,199	-
Purchases of investment securities	(7,462)	(7,995)
(Purchases) redemptions of restricted investment in bank stock	(177)	306
Net increase in loans and leases	(3,982)	(11,401)
Purchases of bank premises and equipment	(499)	(278)
Proceeds from sale of foreclosed assets	64	381
Net Cash Provided By Investing Activities	708	2,894
Financing Activities:
Net increase in demand deposits and savings accounts	1,934	21,658
Net decrease in time deposits	(3,389)	(6,934)
Net increase in short-term borrowings	4,711	-
Series B preferred stock dividend paid	(87)	(47)
Common stock dividend paid	(174)	-
Series B preferred stock issuance	-	120
Employee Stock Purchase Plan	14	15
Warrant repurchase	-	(58)
Long-term debt repayment	(45)	(733)
Net Cash Provided By Financing Activities	2,964	14,021
Net increase in cash and cash equivalents	5,407	26,012
Cash and cash equivalents, beginning of year	8,623	15,473
Cash and cash equivalents, end of year	$14,030	$41,485

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,015	$1,327
Income taxes paid	$-	$-
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$264	$291

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the March 31, 2013 and December 31, 2013 balances have been reclassified to conform to the 2014 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2013.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Realized gains and losses on dispositions are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method.  Unrealized gains and losses on investment securities available for sale are based on the difference between amortized cost and fair value of each security.  These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through the Corporation’s consolidated statements of income.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2014 and December 31, 2013, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2014
Available for sale securities:
U.S. Treasury and U.S. government agencies	$12,058	$528	$15	$12,571
Mortgage-backed U.S. government agencies	36,003	390	276	36,117
State and political subdivision obligations	71,319	1,187	1,336	71,170
Equity securities	1,550	30	29	1,551
	$120,930	$2,135	$1,656	$121,409

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Available for sale securities:
U.S. Treasury and U.S. government agencies	$12,134	$700	$-	$12,834
Mortgage-backed U.S. government agencies	39,481	349	438	39,392
State and political subdivision obligations	70,770	744	2,476	69,038
Equity securities	1,550	20	31	1,539
	$123,935	$1,813	$2,945	$122,803

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $114,365,000 at March 31, 2014 and $114,600,000  at  December 31, 2013, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $150,000 and $0  on sales of securities available for sale during the three months ended March 31, 2014 and March 31, 2013.  Mid Penn realized gross losses on the sale of securities available for sale of $0 during the three months ended March 31, 2014 and March 31, 2013.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
March 31, 2014	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	4	$4,515	$15	$-	$-	$4,515	$15
Mortgage-backed U.S. government agencies	18	5,757	45	8,908	231	14,665	276
State and political subdivision obligations	62	22,301	693	9,349	643	31,650	1,336
Equity securities	1	-	-	550	29	550	29
Total temporarily impaired
available for sale securities	85	$32,573	$753	$18,807	$903	$51,380	$1,656

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
December 31, 2013	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	29	$9,799	$182	$9,866	$256	$19,665	$438
State and political subdivision obligations	90	39,611	2,150	4,288	326	43,899	2,476
Equity securities	1	-	-	550	31	550	31
Total temporarily impaired
available for sale securities	120	$49,410	$2,332	$14,704	$613	$64,114	$2,945

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

The majority of the investment portfolio is comprised of mortgage-backed U.S. government agencies and state and political subdivision obligations with school districts and municipal authorities throughout the U.S.  For the investment securities with an unrealized loss, Mid Penn has concluded, based on its analysis, that the unrealized losses in the investments are primarily caused by the movement of interest rates, and the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.

At March 31, 2014,  84 debt securities and 1 equity security with unrealized losses depreciated 3.22% from their amortized cost basis.  During this period, securities in an unrealized loss position for twelve months or longer totaled $903,000 of which the majority was attributed to state and political subdivision obligations with $643,000 in unrealized losses.  At December 31, 2013,  119 debt securities and 1 equity security with unrealized losses depreciated 4.59% from their amortized cost basis.  During this period, securities in an unrealized loss position for twelve months or longer totaled $613,000 of which the majority was attributed to mortgage,-backed U.S. government agencies and state and political subdivision obligations with $256,000 and $326,000 in unrealized losses, respectively.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The table below is the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	March 31, 2014
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$1,251	$1,298
Due after 1 year but within 5 years	12,055	12,733
Due after 5 years but within 10 years	32,744	32,914
Due after 10 years	37,327	36,796
	83,377	83,741
Mortgage-backed securities	36,003	36,117
Equity securities	1,550	1,551
	$120,930	$121,409

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers.  These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.27% of the portfolio at March 31, 2014.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt.  Generally, foreclosure actions could become more prevalent if the real estate market continues to be weak and property values deteriorate.

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses (“allowance”) represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

In addition, Mid Penn’s rating system assumes any loans classified as substandard non-accrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  In the event the loan is unsecured, the loan would have been charged-off

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

at the recognition of impairment.  If the loan is secured, it will undergo a 90 day waiting period to ensure the collateral shortfall identified in the evaluation is accurate and then charged down by the specific allocation. Once the charge down is taken, the remaining balance remains an impaired loan with the original terms and interest rate intact (not restructured).  Commercial loans secured by real estate rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall and a 90 day waiting period begins to ensure the accuracy of the collateral shortfall.  The loan is then charged down by the specific allocation.  Once the charge down is taken, the remaining balance remains an impaired loan with the original terms and interest rate intact (not restructured).  The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Consumer loans (including home equity loans and other consumer loans) are recommended for charge-off after reaching delinquency of 90 days and the loan is not in the process of collection.  The entire balance of the consumer loan is recommended for charge-off at this point.

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

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as impaired.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation.  The credit department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no significant time lapses noted with the above processes.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of March 31, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)		Special
March 31, 2014	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$103,644	$845	$1,544	$-	$106,033
Commercial real estate	281,045	2,587	12,471	-	296,103
Commercial real estate - construction	46,477	372	-	-	46,849
Lease financing	1,496	-	-	-	1,496
Residential mortgage	67,817	180	324	-	68,321
Home equity	26,213	91	160	-	26,464
Consumer	4,473	-	-	-	4,473
	$531,165	$4,075	$14,499	$-	$549,739

(Dollars in thousands)		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$103,330	$938	$1,576	$-	$105,844
Commercial real estate	277,232	2,771	12,771	-	292,774
Commercial real estate - construction	45,265	382	-	-	45,647
Lease financing	1,356	-	-	-	1,356
Residential mortgage	69,447	27	356	-	69,830
Home equity	26,056	96	169	-	26,321
Consumer	4,690	-	-	-	4,690
	$527,376	$4,214	$14,872	$-	$546,462

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$195	$679	$-	$185	$671	$-
Commercial real estate	2,890	6,230	-	2,596	5,898	-
Residential mortgage	260	276	-	266	282	-
Home equity	26	785	-	27	792	-

With an allowance recorded:
Commercial and industrial	$74	$201	$66	$115	$243	$42
Commercial real estate	7,124	7,510	1,792	7,649	7,972	1,860
Residential mortgage	-	-	-	25	25	25
Home equity	45	45	8	49	49	6

Total:
Commercial and industrial	$269	$880	$66	$300	$914	$42
Commercial real estate	10,014	13,740	1,792	10,245	13,870	1,860
Residential mortgage	260	276	-	291	307	25
Home equity	71	830	8	76	841	6

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2014 and March 31, 2013 are summarized as follows:

	March 31, 2014		March 31, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$197	$-	$196	$-
Commercial real estate	2,921	-	6,450	17
Residential mortgage	263	-	-	-
Home equity	27	-	123	-

With an allowance recorded:
Commercial and industrial	$74	$-	$206	$-
Commercial real estate	7,167	-	4,246	-
Commercial real estate - construction	-	-	54	-
Residential mortgage	-	-	86	-
Home equity	47	-	67	-

Total:
Commercial and industrial	$271	$-	$402	$-
Commercial real estate	10,088	-	10,696	17
Commercial real estate - construction	-	-	54	-
Residential mortgage	263	-	86	-
Home equity	74	-	190	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Non-accrual loans by loan portfolio class as of March 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Commercial and industrial	$269	$300
Commercial real estate	9,439	9,648
Residential mortgage	915	803
Home equity	121	126
	$10,744	$10,877

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands) March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$536	$6	$258	$800	$105,233	$106,033	$-
Commercial real estate	1,922	115	8,032	10,069	286,034	296,103	-
Commercial real estate - construction	-	-	-	-	46,849	46,849	-
Lease financing	-	-	-	-	1,496	1,496	-
Residential mortgage	481	293	861	1,635	66,686	68,321	-
Home equity	185	-	95	280	26,184	26,464	-
Consumer	8	-	-	8	4,465	4,473	-
Total	$3,132	$414	$9,246	$12,792	$536,947	$549,739	$-

(Dollars in thousands) December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$291	$38	$300	$629	$105,215	$105,844	$-
Commercial real estate	1,472	570	8,241	10,283	282,491	292,774	-
Commercial real estate - construction	-	-	-	-	45,647	45,647	-
Lease financing	-	-	-	-	1,356	1,356	-
Residential mortgage	952	-	785	1,737	68,093	69,830	-
Home equity	9	50	99	158	26,163	26,321	-
Consumer	24	12	-	36	4,654	4,690	-
Total	$2,748	$670	$9,425	$12,843	$533,619	$546,462	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, March 31, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Charge-offs	(40)	(368)	-	-	(59)	-	(16)	-	(483)
Recoveries	3	-	-	-	-	-	39	-	42
Provisions	40	348	4	1	19	(12)	(27)	174	547
Ending balance	$1,190	$3,986	$13	$1	$541	$429	$68	$195	$6,423

Ending balance: individually evaluated for impairment	$66	$1,792	$-	$-	$-	$8	$-	$-	$1,866
Ending balance: collectively evaluated for impairment	$1,124	$2,194	$13	$1	$541	$421	$68	$195	$4,557

Loans receivables:
Ending balance	$106,033	$296,103	$46,849	$1,496	$68,321	$26,464	$4,473	$-	$549,739
Ending balance: individually evaluated for impairment	$269	$10,014	$-	$-	$260	$71	$-	$-	$10,614
Ending balance: collectively evaluated for impairment	$105,764	$286,089	$46,849	$1,496	$68,061	$26,393	$4,473	$-	$539,125

(Dollars in thousands)
As of, and for the period ended, March 31, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(21)	(25)	-	-	(104)	-	(5)	-	(155)
Recoveries	7	3	-	-	-	3	8	-	21
Provisions	(3)	453	(25)	-	126	3	1	(60)	495
Ending balance	$1,281	$3,543	$39	$1	$603	$349	$105	$(51)	$5,870

Ending balance: individually evaluated for impairment	$83	$1,580	$28	$-	$5	$17	$-	$-	$1,713
Ending balance: collectively evaluated for impairment	$1,198	$1,963	$11	$1	$598	$332	$105	$(51)	$4,157

Loans receivables:
Ending balance	$83,479	$285,873	$35,278	$1,256	$59,359	$22,800	$7,151	$-	$495,196
Ending balance: individually evaluated for impairment	$393	$10,628	$54	$-	$60	$188	$-	$-	$11,323
Ending balance: collectively evaluated for impairment	$83,086	$275,245	$35,224	$1,256	$59,299	$22,612	$7,151	$-	$483,873

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of December 31, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Ending balance: individually evaluated for impairment	$42	$1,860	$-	$-	$25	$6	$-	$-	$1,933
Ending balance: collectively evaluated for impairment	$1,145	$2,146	$9	$-	$556	$435	$72	$21	$4,384

Loans receivables:
Ending balance	$105,844	$292,774	$45,647	$1,356	$69,830	$26,321	$4,690	$-	$546,462
Ending balance: individually evaluated for impairment	$300	$10,245	$-	$-	$291	$76	$-	$-	$10,912
Ending balance: collectively evaluated for impairment	$105,544	$282,529	$45,647	$1,356	$69,539	$26,245	$4,690	$-	$535,550

The recorded investments in troubled debt restructured loans at March 31, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2014	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$29
Commercial real estate	10,581	8,686	7,338
Residential mortgage	423	417	260
	$11,044	$9,138	$7,627

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2013	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$29
Commercial real estate	10,581	8,686	7,470
Residential mortgage	423	417	266
	$11,044	$9,138	$7,765

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at March 31, 2014 totaled $7,627,000, of which, $806,000 represented five accruing loans to unrelated borrowers.  One is a large commercial real estate loan for $576,000,  while the remaining four loans are residential mortgages, all in compliance with the terms of the modification.  The remaining $6,821,000, representing 12 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Of these 12 loans, one business relationship accounted for five loans totaling $610,000, a large commercial participation totaling $1,427,000 accounted for three loans, and the remaining four loans to unrelated borrowers totaled $4,784,000.   Included in the $4,784,000 are two large commercial real estate loans with balances of $3,170,000 and $1,585,000.

At  December 31, 2013, troubled debt restructured loans totaled $7,765,000, of which, $833,000, representing five loans to unrelated borrowers, are accruing residential mortgages in compliance with the terms of the modification.  Of the $833,000, four are accruing residential mortgages totaling $235,000 and one is an accruing commercial real estate loan totaling $598,000.  The remaining $6,932,000, representing 12 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans. Of these 12 loans, two large unrelated commercial real estate relationships accounted for two loans totaling $4,819,000, one business relationship accounted for five loans totaling $609,000, a large commercial participation totaling $1,473,000 accounted for three loans, and the remaining two unrelated loans totaled $31,000.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

As a result of the evaluations at March 31, 2014 and March 31, 2013, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of March 31, 2014 and March 31, 2013, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  As of March 31, 2014, one forbearance agreement was negotiated during 2008, 10 forbearance agreements were negotiated during 2009, one forbearance agreement was negotiated in 2010, and five forbearance agreements were negotiated in 2013.

There were no new loans modified during the three months ended March 31, 2014 that resulted in troubled debt restructurings.

The following table summarizes loans whose terms have been modified resulting in troubled debt restructurings during the three months ended March 31, 2013.

(Dollars in thousands)		Pre-Modification	Post-Modification
March 31, 2013	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Residential mortgage	1	$60	$60	$60

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own belief about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances.  Fair value measurement and disclosure guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  An asset’s or liability’s placement in the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement or disclosure.  The fair value hierarchy is as follows:

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2014.   The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at March 31, 2014 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$12,571	$-	$12,571	$-
Mortgage-backed U.S. government agencies	36,117	-	36,117	-
State and political subdivision obligations	71,170	-	71,170	-
Equity securities	1,551	521	1,030	-
	$121,409	$521	$120,888	$-

(Dollars in thousands)		Fair value measurements at December 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$12,834	$-	$12,834	$-
Mortgage-backed U.S. government agencies	39,392	-	39,392	-
State and political subdivision obligations	69,038	-	69,038	-
Equity securities	1,539	519	1,020	-
	$122,803	$519	$122,284	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at March 31, 2014 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,000	$-	$-	$6,000
Foreclosed Assets Held for Sale	778	-	-	778
Mortgage Servicing Rights	226	-	-	226

(Dollars in thousands)		Fair value measurements at December 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,535	$-	$-	$6,535
Foreclosed Assets Held for Sale	465	-	-	465
Mortgage Servicing Rights	223	-	-	223

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,000	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	28%
Foreclosed Assets Held for Sale	778	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	24%
Mortgage Servicing Rights	226	Multiple of annual service fee	Estimated prepayment speed based on rate and term	240% - 400%	352%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,535	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	25%
Foreclosed Assets Held for Sale	465	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	24%
Mortgage Servicing Rights	223	Multiple of annual service fee	Estimated prepayment speed based on rate and term	240% - 400%	349%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

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

Impaired Loans:

Mid Penn’s rating system assumes any loans classified as substandard and non-accrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as substandard non-accrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

Foreclosed Assets Held for Sale:

Certain assets included in foreclosed assets held for sale are carried at fair value and accordingly is presented as measured on a non-recurring basis.  Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$14,030	$14,030	$8,623	$8,623
Interest-bearing time balances with other financial institutions	5,323	5,323	7,513	7,513
Investment securities	121,409	121,409	122,803	122,803
Net loans and leases	543,316	547,776	540,145	548,923
Restricted investment in bank stocks	3,146	3,146	2,969	2,969
Accrued interest receivable	2,904	2,904	2,704	2,704
Mortgage servicing rights	226	226	223	223

Financial liabilities:
Deposits	$606,675	$608,611	$608,130	$610,419
Short-term borrowings	28,544	28,544	23,833	23,833
Long-term debt	23,100	23,244	23,145	22,988
Accrued interest payable	486	486	393	393

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2014 and December 31, 2013.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$543,316	$547,776	$-	$-	$547,776

Financial instruments - liabilities
Deposits	$606,675	$608,611	$-	$608,611	$-
Long-term debt	23,100	23,244	-	23,244	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$540,145	$548,923	$-	$-	$548,923

Financial instruments - liabilities
Deposits	$608,130	$610,419	$-	$610,419	$-
Long-term debt	23,145	22,988	-	22,988	-

(5)         Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $8,797,000 and $8,458,000 standby letters of credit outstanding as of March 31, 2014 and December 31, 2013, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of March 31, 2014 for payment under standby letters of credit issued was not material.

(6)        Defined Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit retirement plan for directors.  The plan provides defined benefits based on years of service.  In addition, Mid Penn sponsors a defined benefit health care plan that provides post-retirement medical benefits and life insurance to qualifying full-time employees.  These health care and life insurance plans are noncontributory.  A December 31 measurement date for the plans is used.

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$8	$8	$3	$4
Interest cost	13	11	9	9
Amortization of prior service cost	3	5	-	-
Net periodic benefit cost	$24	$24	$12	$13

(7)           Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Defined Benefit Plans Liabilities	Accumulated Other Comprehensive (Loss) Income

Balance - March 31, 2014	$318	$(125)	$193

Balance - December 31, 2013	$(745)	$(127)	$(872)

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of March 31, 2014:

(Dollars in thousands)
Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - December 31, 2013	120	120,000
January 1, 2014 - March 31, 2014	-	-
Total	5,000	$5,000,000

Terms of the Series B Preferred Stock

The annual dividend rate for the Series B Preferred Stock is 7% per annum of the liquidation preference of the Series B Preferred Stock or $70.00 per annum for each share of Series B Preferred Stock.  The Board of Directors must approve each dividend payment from legally available funds.  Dividends are payable to holders of record of the Series B Preferred Stock as they appear on our books on the record dates fixed by our Board of Directors.  Dividends on any of Series B Preferred Stock are non-cumulative.    If and when dividends are declared, they will be paid on February 15, May 15, August 15, and November 15 of each year.  If a dividend payment date is not a business day, the dividend will be paid on the immediately preceding business day but no additional dividend payment will be prorated from the date of purchase to the first dividend payment date over a quarterly dividend period of 90 days.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Net Income	$1,511	$685
Less: Accretion of Series A preferred stock discount	-	(14)
Dividends on Series B preferred stock	(87)	(47)
Net income available to common shareholders	$1,424	$624

Weighted average common shares outstanding	3,494,408	3,489,729
Basic earnings per common share	$0.41	$0.18

Mid Penn did not have dilutive securities outstanding as of March 31, 2014 and 2013.

(11)          Recent Accounting Pronouncements

ASU 2014-01:  The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).  The amendments in this Update permit a reporting entity that invests in qualified affordable housing projects to account for the investments using a proportional amortization method if certain conditions are met.

The Low Income Housing Tax Credit is a program designed to encourage investment of private capital for use in the construction and rehabilitation of low income housing, which provides certain tax benefits to investors in those projects.  If an entity elects the proportional amortization method, it will amortize the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense.  Otherwise, the entity would apply either the equity method or the cost method, as appropriate.

Amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  If adopted, the amendments should be applied retrospectively to all periods presented.  A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments.

Mid Penn is currently evaluating the effects this ASU will have on its consolidated financial statements.

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2014, compared to year-end 2013, and the Results of Operations for the three months ended March 31, 2014, compared to the same period in 2013.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	The effects of future economic conditions on Mid Penn and its customers;
•	Governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	Future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•	Possible impacts of the capital and liquidity requirements of Basel III standards and other regulatory pronouncements, regulations and rules;
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

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	Technological changes;
•	Acquisitions and integration of acquired businesses;
•	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	Acts of war or terrorism;
•	Our ability to maintain compliance with the exchange rules of the NASDAQ Stock Market, Inc.;
•	Our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	Volatilities in the securities markets; and
•	Slow economic conditions.

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in the documents that Mid Penn periodically files with the SEC, including Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates Mid Penn used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that Mid Penn has made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

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

Results of Operations

Overview

Net income available to common shareholders was $1,424,000, $0.41 basic earnings per common share, for the quarter ended March 31, 2014, as compared to net income available to common shareholders of $624,000, or $0.18 basic earnings per common share, for the quarter ended March 31, 2013, a 128.2% increase.

Net interest income increased $813,000, or 14.9%, to $6,272,000 for the quarter ended March 31, 2014 from $5,459,000 during the quarter ended March 31, 2013.

The provision for loan and lease losses in the first quarter of 2014 was $547,000, compared to $495,000 in the first quarter of 2013.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended March 31,
	2014	2013
Return on average assets	0.86%	0.40%
Return on average equity	11.22%	5.26%

Total assets increased $5,351,000 to $718,476,000 at March 31, 2014, from $713,125,000 at December 31, 2013.  Gross loans, increased $3,277,000 from $546,462,000 at December 31, 2013 to $549,739,000 at March 31, 2014.  Interest-bearing time deposits with other financial institutions declined $2,190,000 from $7,513,000 at December 31, 2013 to $5,323,000 at March 31, 2014 and available for sale investment securities declined by $1,394,000 from $122,803,000 at December 31, 2013 to $121,409,000 at March 31, 2014.  Mid Penn has been allowing the maturing interest-bearing time deposits with other financial institutions run off to fund loan growth and the available for sale securities balance has declined from a combination of security sales and the rapid amortization of the MBS and CMO portfolios.  Total deposits decreased $1,455,000 from $608,130,000 at December 31, 2013 to $606,675,000 at March 31, 2014.  The money market balance decreased $3,180,000 from $196,736,000 at December 31, 2013 due to a rate reduction in the second quarter of 2013 and higher certificate of deposit rate alternatives in the local marketplace.  Total noninterest-bearing and interest-bearing demand deposits increased $4,234,000 from $249,436,000 at December 31, 2013, primarily in cash management, government, and non-profit accounts, while time deposits declined $3,389,000 from $132,373,000 at December 31, 2013 as less aggressive certificate of deposit rates have allowed non-relationship time deposits to run off and shifted the funding composition towards lower-cost deposits and overnight borrowings.  This strategy, coupled with the shift in earning assets from lower yielding investments into loans, has provided positive momentum to net interest income during the first quarter of 2014.

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

For the three months ended March 31, 2014, Mid Penn’s taxable-equivalent net interest margin increased to 4.00%, from 3.53%, for the three months ended March 31, 2013.  Net interest income, on a taxable-equivalent basis, in the three months ended March 31, 2014, increased to $6,655,000 from $5,785,000 during the same three months of 2013.  These increases are primarily attributable to the rise in investment security yields, increasing tax-effected investment security income by 30.9%, as well as the reduction in the cost of supporting liabilities by 23.3%  during the three months ended March 31, 2014 compared to the same period in 2013.

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

Provision for Loan Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio.  Mid Penn’s provision for loan and lease losses is based upon management’s monthly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets Mid Penn serves.

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan and lease portfolio, the growth in the loan and lease portfolio during the first three months of 2014,  and shifting collateral values from December 31, 2013 to March 31, 2014.

Following its model for loan and lease loss allowance adequacy, management recorded a $547,000 provision for the three months ended March 31, 2014, as compared to a provision of $495,000 for the three months ended March 31, 2013.  The allowance for loan and lease losses as a percentage of total loans was 1.17% at March 31, 2014, compared to 1.16% at December 31, 2013.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC.

Noninterest Income

Noninterest income increased $44,000, or 5.2%, during the first quarter of 2014 versus the same period in 2013.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2014	2013	$ Variance	% Variance
Income from fiduciary activities	$158	$139	$19	13.7%
Net gain on sales of investment securities	150	-	150	N/A
Mortgage banking income	38	110	(72)	-65.5%
Merchant services income	67	87	(20)	-23.0%
Net gain on sales of loans	51	-	51	NA
Other income	126	203	(77)	-37.9%

Income from fiduciary activities increased during the three months ended March 31, 2014 versus the same period in 2013.  This variance is the result of increased sales of third party mutual funds and annuities during 2014 versus 2013.  Mid Penn recognized investment security gains in the three months ended March 31, 2014 to take advantage of opportunities to enhance the investment portfolio’s overall performance.  Mortgage banking income was down during the three months ended March 31, 2014.  Refinancing activity has subsided due to recent rate increases while purchase activity has been hampered by harsh winter weather conditions throughout our market area.  Merchant services income has also been adversely impacted by harsh weather conditions during the first quarter as merchants lose out on sales due to lack of traffic.  Net gain on sales of loans increased during the three months ended March 31, 2014 versus the same period in 2013 due to Mid Penn beginning the sale of the guaranteed portion of Small Business Association (SBA) loans in the secondary market.  Other income declined in the first quarter of 2014 compared to the same period in 2013 because 2013’s figure included reimbursements from loan collection costs by a commercial borrower and unclaimed funds from the flexible spending and dental reimbursement Plans from the 2011-2012 plan year, which were not received in 2014.

Noninterest Expenses

Noninterest expenses decreased $299,000, or 5.9%, during the first quarter of 2014, versus the same period in 2013.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended March 31,
	2014	2013	$ Variance	% Variance
Salaries and employee benefits	$2,548	$2,857	$(309)	-10.8%
Occupancy expense, net	382	310	72	23.2%
Pennsylvania Bank Shares tax expense	99	128	(29)	-22.7%
FDIC Assessment	132	202	(70)	-34.7%
Legal and professional fees	97	154	(57)	-37.0%
Software licensing	237	181	56	30.9%
Loss (gain) on sale/write-down of foreclosed assets	87	(19)	106	-557.9%
Other expenses	554	610	(56)	-9.2%

Salaries and employee benefits decreased during the three months ended March 31, 2014, primarily due to improved actual medical claims from Mid Penn’s self-funded insurance plan.  The first quarter of 2014 also reflects the benefit of lower staffing levels in operational areas derived from the conversion to a hosted computer environment with our primary computer vendor during the fourth quarter of 2013.  Occupancy expense increased during the three months ended March 31, 2014 due to increases in snow removal costs and heating as a result of the harsh weather conditions during the first quarter.  Pennsylvania Bank Shares tax expense decreased during the three months ended March 31, 2014 due to a change in the calculation methodology.  FDIC assessments consist of premiums paid by FDIC-insured institutions.  The assessments are based on statutory and risk classification factors.  FDIC assessments decreased during the three months ended March 31, 2014 mainly due to a reduction in the Bank’s risk rating over that period.  Legal and professional fees decreased during the three months ended March 31, 2014 due to a decrease in consultant expenses over the same period last year, which included one-time set-up fees associated with the migration of Mid Penn’s core banking data from an in-house environment to a service bureau hosted platform.  Software licensing increased during the three months ended March 31, 2014, primarily due to the per item cost structure associated with the transition to a hosted computer environment with our primary computer vendor during the fourth quarter of 2013.  Loss (gain) on sale/write-down of foreclosed assets increased during the three months ended March 31, 2014 versus the same periods in 2013 due to the write-down of foreclosed assets as a result of updated appraisals on subject properties within the portfolio.  Other expenses declined during the three months ended March 31, 2014 versus the same period in 2013 primarily due to a decrease in contract labor costs, as well as from cost-savings associated with licensing transferred during the computer migration.

MID PENN BANCORP, INC.

Income Taxes

The provision for income taxes was $370,000 for the three months ended March 31, 2014, as compared to the provision for income taxes of $92,000 in the same period last year.  The effective tax rate for the three months ended March 31, 2014, was 19.7% compared to 11.8% for the three months ended March 31, 2013.  This increase is mainly due to Mid Penn’s strong first quarter earnings in 2014 as compared to the same period last year, while earnings on tax-exempt income remained relatively stable in each period.  Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first three months of 2014, Mid Penn experienced an increase in loans outstanding of $3,277,000, or 0.6%.  Commercial real estate accounted for the majority of the growth while balances in the residential portfolio eroded due to weaker demand in the mortgage market.

(Dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial real estate, construction and land development	$278,589	50.7%	$274,279	50.2%
Commercial, industrial and agricultural	107,952	19.6%	107,492	19.7%
Residential mortgage	159,147	28.9%	160,294	29.3%
Consumer	4,051	0.8%	4,397	0.8%
	$549,739	100.0%	$546,462	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania.  This region currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends.  At March 31, 2014, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 5.6% versus the seasonally adjusted national unemployment rate of 6.7%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first three months of 2014, Mid Penn had net charge-offs of $441,000 compared to net charge-offs of $134,000 during the same period of 2013.  Loans charged off during the first three months of 2014 were comprised of seven commercial real estate loans spread among four relationships totaling $368,000, two residential real estate loans to unrelated borrowers totaling $59,000, a commercial and industrial loan for $40,000, and two consumer loans to unrelated borrowers totaling $14,000.  The remaining $2,000 was comprised of deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.

Changes in the allowance for loan and lease losses for the three months ended March 31, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Average total loans outstanding (net of unearned interest)	$544,914	$479,507
Period ending total loans outstanding (net of unearned interest)	549,739	495,196

Balance, beginning of period	6,317	5,509

Loans charged off during period	(483)	(155)
Recoveries of loans previously charged off	42	21
Net chargeoffs	(441)	(134)

Provision for loan and lease losses	547	495
Balance, end of period	$6,423	$5,870

Ratio of net loans charged off to average loans outstanding (annualized)	0.33%	0.11%

Ratio of allowance for loan losses to net loans at end of period	1.17%	1.19%

Other than as described herein, Mid Penn does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Further, based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn continues to monitor closely the financial strength of these borrowers.  Mid Penn does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components.  Mid Penn has not in the past performed any commercial real estate or other type loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

At March 31, 2014, total nonperforming loans amounted to $11,550,000, or 2.10% of loans and leases net of unearned income, as compared to levels of $11,710,000, or 2.14%, at December 31, 2013 and $12,149,000, or 2.45%, at March 31, 2013.

(Dollars in thousands)
	March 31, 2014	December 31, 2013	March 31, 2013
Nonperforming Assets:
Nonaccrual loans	$10,744	$10,877	$11,802
Accruing troubled debt restructured loans	806	833	347
Total nonperforming loans	11,550	11,710	12,149

Foreclosed real estate	1,078	965	772
Total non-performing assets	12,628	12,675	12,921

Accruing loans 90 days or more past due	-	-	-
Total risk elements	$12,628	$12,675	$12,921

Nonperforming loans as a % of total
loans outstanding	2.10%	2.14%	2.45%
Nonperforming assets as a % of total
loans outstanding and other real estate	2.29%	2.32%	2.61%
Ratio of allowance for loan losses
to nonperforming loans	55.61%	53.94%	48.32%

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

(Dollars in thousands)
	March 31, 2014	December 31, 2013
Period ending total loans outstanding (net of unearned interest)	$549,739	$546,462
Allowance for loan and lease losses	6,423	6,317
Total Nonperforming loans	11,550	11,710
Nonperforming and impaired loans with partial charge-offs	2,050	2,103

Ratio of nonperforming loans with partial charge-offs
to total loans	0.37%	0.38%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	17.75%	17.96%

Coverage ratio net of nonperforming loans with
partial charge-offs	67.61%	65.75%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.17%	1.16%

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

MID PENN BANCORP, INC.

Mid Penn’s rating system assumes any loans classified as substandard and non-accrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as substandard non-accrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation.  The credit department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no significant time lapses noted with the above processes.

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

As of March 31, 2014, Mid Penn had several loan relationships, with an aggregate carrying balance of $10,614,000, deemed impaired.  This group of loans is further broken down into a group of loans with an aggregate carrying balance of $7,243,000 for which specific allocations totaling $1,866,000 have been included within the allowance for loan and lease losses.  The remaining $3,371,000 of loans requires no specific allocation within the loan loss reserve.  The $10,614,000 of impaired loan relationships is comprised of $8,806,000 in real estate secured commercial relationships and $1,808,000 in business relationships.  There are specific allocations against the real estate  secured group totaling $1,249,000, spread among 13 loans and 10 relationships.  One relationship is comprised of three loans totaling $101,000 and another is comprised of two loans totaling $114,000.  The remaining eight loans are to unrelated borrowers with three accounting for $852,000 of the total real estate secured group with specific allocations.  The group of impaired business relationships with specific allocations is made up of four relationships to unrelated borrowers and specific allocations of $617,000 has been set aside against these credits.  One large commercial participation loan is responsible for a specific allocation of $493,000 of the total pool attributable to this segment.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,423,000 is adequate as of March 31, 2014.

Liquidity

Mid Penn’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.  Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations.  Sources of liquidity are as follows:

•	A growing core deposit base;
•	Proceeds from the sale or maturity of investment securities;
•	Proceeds from interest-bearing time deposits with other financial institutions;
•	Payments received on loans and mortgage-backed securities;
•	Overnight correspondent bank borrowings on various credit lines; and,
•	Borrowing capacity available from the FHLB.

Major sources of cash in the first quarter of 2014 came from the sale of investment securities of $7,199,000, the maturities of investment securities and interest-bearing time deposits with other financial institutions totaling $5,565,000, and the increase in short-term borrowings of $4,711,000.

Major uses of cash in the first quarter of 2014 were the purchases of investment securities of $7,462,000, the increase in net loans and leases of $3,982,000, and the decrease in time deposits of $3,389,000.

Major sources of cash in the first quarter of 2013 came from the maturities of investment securities and interest-bearing time deposits with other financial institutions totaling $21,881,000 and the increase in demand deposits and savings accounts of $21,658,000.

Major uses of cash in the first quarter of 2013 were the increase in net loans and leases of $11,401,000, the purchases of investment securities of $7,995,000, and the decrease in time deposits of $6,934,000.

Mid Penn believes its core deposits are stable even in periods of changing interest rates.  Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends.  These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy.  Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

On a quarterly basis, a comprehensive liquidity analysis is reviewed by the Asset Liability Committee and Board of Directors.  The analysis provides a summary of the current liquidity measurements, projections, and future liquidity positions given various levels of liquidity stress.  Management also maintains a detailed Contingency Funding Plan designed to respond to an overall decline in the financial condition of the banking industry or a problem specific to Mid Penn.

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

Shareholders’ equity increased during the three months ended March 31, 2014 by $2,329,000, or 4.4%, from December 31, 2013.  Capital has been positively impacted in 2014 by positive earnings available to common shareholders of $1,424,000 and accumulated other comprehensive income of $1,065,000.  All of Mid Penn’s investment securities are classified as available for sale, making this portion of the balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income associated with the change in investment securities increased $1,063,000 from December 31, 2013, and accounts for the majority of the change in accumulated other comprehensive income.

MID PENN BANCORP, INC.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The risk-based capital standards require all banks to have Tier 1 capital of at least 4.0% and total capital (including Tier 1 capital) of at least 8.0% of risk-weighted assets.  The capital standard based on average assets, also known as the “leverage ratio”, requires all, but the most highly-rated banks, to have Tier 1 capital of at least 4.0% of total average assets.  At March 31, 2014, Mid Penn met the definition of a “well-capitalized” institution.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of March 31, 2014:
Tier 1 Capital (to Average Assets)	$53,965	7.6%	$28,353	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	53,965	10.2%	21,234	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	60,464	11.4%	42,468	8.0%		N/A	N/A

Bank
As of March 31, 2014:
Tier 1 Capital (to Average Assets)	$53,885	7.6%	$28,351	4.0%		$35,438	5.0%
Tier 1 Capital (to Risk Weighted Assets)	53,885	10.2%	21,234	4.0%		31,851	6.0%
Total Capital (to Risk Weighted Assets)	60,384	11.4%	42,468	8.0%		53,084	10.0%

Corporation
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,693	7.5%	$28,031	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,693	9.9%	21,234	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	59,100	11.1%	42,467	8.0%		N/A	N/A

Bank
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,598	7.5%	$28,041	4.0%		$35,051	5.0%
Tier 1 Capital (to Risk Weighted Assets)	52,598	9.9%	21,234	4.0%		31,850	6.0%
Total Capital (to Risk Weighted Assets)	59,005	11.1%	42,467	8.0%		53,084	10.0%

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

MID PENN BANCORP, INC.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2013, as reported in Mid Penn’s Form 10-K filed with the SEC on March 21, 2014.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2014, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2014, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 15, 2014
By:	/s/ Kevin W. Laudenslager
Kevin W. Laudenslager
Treasurer
(Principal Financial and Principal Accounting Officer)

Date:	May 15, 2014

MID PENN BANCORP, INC.