Form 10-Q
period 2014-06-30
MID PENN BANCORP INC
filed 2014-08-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, the registrant had 3,496,054 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries

MID PENN BANCORP, INC.Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$11,220	$7,407
Interest-bearing balances with other financial institutions	659	1,216
Total cash and cash equivalents	11,879	8,623
Interest-bearing time deposits with other financial institutions	5,872	7,513
Available for sale investment securities	142,836	122,803
Loans and leases, net of unearned interest	548,615	546,462
Less: Allowance for loan and lease losses	(6,130)	(6,317)
Net loans and leases	542,485	540,145
Bank premises and equipment, net	12,515	12,469
Restricted investment in bank stocks	2,729	2,969
Foreclosed assets held for sale	1,083	965
Accrued interest receivable	2,887	2,704
Deferred income taxes	2,004	3,235
Goodwill	1,016	1,016
Core deposit and other intangibles, net	230	249
Cash surrender value of life insurance	8,476	8,374
Other assets	2,468	2,060
Total Assets	$736,480	$713,125
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$49,194	$48,346
Interest bearing demand	215,294	201,090
Money Market	208,421	196,736
Savings	31,161	29,585
Time	127,935	132,373
Total Deposits	632,005	608,130
Short-term borrowings	7,620	23,833
Long-term debt	33,054	23,145
Accrued interest payable	600	393
Other liabilities	5,641	4,708
Total Liabilities	678,920	660,209
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 5,000 shares issued and outstanding
at June 30, 2014 and December 31, 2013	5,000	5,000
Common stock, par value $1.00; authorized 10,000,000 shares; 3,496,054 shares
issued and outstanding at June 30, 2014 and 3,494,397 at December 31, 2013	3,496	3,494
Additional paid-in capital	29,876	29,853
Retained earnings	17,960	15,441
Accumulated other comprehensive income (loss)	1,228	(872)
Total Shareholders’ Equity	57,560	52,916
Total Liabilities and Shareholders' Equity	$736,480	$713,125

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest & fees on loans and leases	$6,925	$6,494	$13,465	$12,755
Interest on interest-bearing balances	10	29	20	76
Interest and dividends on investment securities:
U.S. Treasury and government agencies	358	123	635	223
State and political subdivision obligations, tax-exempt	536	493	1,055	976
Other securities	41	8	75	14
Interest on federal funds sold and securities purchased
under agreements to resell	-	6	-	11
Total Interest Income	7,870	7,153	15,250	14,055
INTEREST EXPENSE
Interest on deposits	990	1,130	1,968	2,335
Interest on short-term borrowings	7	7	21	7
Interest on long-term debt	122	169	238	407
Total Interest Expense	1,119	1,306	2,227	2,749
Net Interest Income	6,751	5,847	13,023	11,306
PROVISION FOR LOAN AND LEASE LOSSES	275	415	822	910
Net Interest Income After Provision for Loan and Lease Losses	6,476	5,432	12,201	10,396
NONINTEREST INCOME
Income from fiduciary activities	167	110	325	249
Service charges on deposits	136	146	263	280
Net gain on sales of investment securities	-	112	150	112
Earnings from cash surrender value of life insurance	51	58	102	116
Mortgage banking income	75	115	113	225
ATM debit card interchange income	139	127	265	246
Merchant services income	66	87	133	174
Net gain on sales of SBA loans	27	-	78	-
Other income	113	83	239	286
Total Noninterest Income	774	838	1,668	1,688
NONINTEREST EXPENSE
Salaries and employee benefits	2,843	2,685	5,391	5,542
Occupancy expense, net	322	269	704	579
Equipment expense	310	345	611	661
Pennsylvania Bank Shares tax expense	109	133	208	261
FDIC Assessment	139	131	271	333
Legal and professional fees	168	166	265	320
Director fees and benefits expense	76	77	155	157
Marketing and advertising expense	84	62	132	105
Software licensing	212	246	449	427
Telephone expense	100	104	196	202
(Gain) loss on sale/write-down of foreclosed assets	(30)	(303)	57	(322)
Intangible amortization	7	7	14	14
Loan collection costs	82	76	153	146
Other expenses	646	614	1,200	1,224
Total Noninterest Expense	5,068	4,612	9,806	9,649
INCOME BEFORE PROVISION FOR INCOME TAXES	2,182	1,658	4,063	2,435
Provision for income taxes	475	292	845	384
NET INCOME	1,707	1,366	3,218	2,051
Series A preferred stock dividends and discount accretion	-	-	-	14
Series B preferred stock dividends	88	87	175	134
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,619	$1,279	$3,043	$1,903

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.46	$0.37	$0.87	$0.55
Cash Dividends	0.10	0.05	0.15	0.05

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                 Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2014	2013

Net income	$1,707	$1,366

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available for sale
securities, net of income taxes of $532 and ($1,273), respectively	1,031	(2,473)

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of $0 and ($38), respectively (1) (3)	-	(74)

Change in defined benefit plans, net of income taxes of $2 and $2, respectively (2) (3)	4	4

Total other comprehensive income (loss)	1,035	(2,543)

Total comprehensive income (loss)	$2,742	$(1,177)

(Dollars in thousands)	Six Months Ended June 30,
	2014	2013

Net income	$3,218	$2,051

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available for sale
securities, net of income taxes of $1,131and ($1,482), respectively	2,193	(2,878)

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of ($51) and ($38), respectively (1) (3)	(99)	(74)

Change in defined benefit plans, net of income taxes of $3 and $4, respectively (2) (3)	6	7

Total other comprehensive income (loss)	2,100	(2,945)

Total comprehensive income (loss)	$5,318	$(894)

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

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2014	$5,000	$3,494	$29,853	$15,441	$(872)	$52,916
Net income	-	-	-	3,218	-	3,218
Total other comprehensive income, net of taxes	-	-	-	-	2,100	2,100
Employee Stock Purchase Plan (1,657 shares)	-	2	23	-	-	25
Common stock dividends	-	-	-	(524)	-	(524)
Series B Preferred stock dividends	-	-	-	(175)	-	(175)
Balance, June 30, 2014	$5,000	$3,496	$29,876	$17,960	$1,228	$57,560

Balance, January 1, 2013	$4,880	$3,490	$29,816	$11,741	$2,293	$52,220
Net income	-	-	-	2,051	-	2,051
Total other comprehensive loss, net of taxes	-	-	-	-	(2,945)	(2,945)
Common stock dividends	-	-	-	(174)	-	(174)
Employee Stock Purchase Plan (2,530 shares)	-	2	26	-	-	28
Series B Preferred stock issuance	120	-	-	-	-	120
Series B Preferred stock dividends	-	-	-	(134)	-	(134)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, June 30, 2013	$5,000	$3,492	$29,828	$13,426	$(652)	$51,094

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net Income	$3,218	$2,051
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	822	910
Depreciation	624	618
Amortization of intangibles	19	36
Net (accretion) amortization of security premiums	(441)	1,718
Gain on sales of investment securities	(150)	(112)
Earnings on cash surrender value of life insurance	(102)	(116)
SBA loans originated for sale	(733)	-
Proceeds from sales of SBA loans originated for sale	811	-
Gain on sale of SBA loans	(78)	-
Loss (gain) on disposal of property, plant, and equipment	3	(8)
Loss (gain) on sale / write-down of foreclosed assets	57	(322)
Deferred income tax expense (benefit)	158	(967)
(Increase) decrease in accrued interest receivable	(183)	50
(Increase) decrease in other assets	(409)	1,032
Increase in accrued interest payable	207	157
Increase in other liabilities	933	170
Net Cash Provided By Operating Activities	4,756	5,217
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	1,641	10,130
Proceeds from the maturity of investment securities	6,644	24,690
Proceeds from the sale of investment securities	7,199	3,286
Purchases of investment securities	(30,111)	(13,715)
Redemptions (purchases) of restricted investment in bank stock	240	(750)
Net increase in loans and leases	(3,840)	(35,852)
Purchases of bank premises and equipment	(673)	(511)
Proceeds from sale of foreclosed assets	503	1,397
Net Cash Used In Investing Activities	(18,397)	(11,325)
Financing Activities:
Net increase (decrease) in demand deposits and savings accounts	28,313	(2,676)
Net decrease in time deposits	(4,438)	(12,812)
Net (decrease) increase in short-term borrowings	(16,213)	27,512
Series B preferred stock dividend paid	(175)	(134)
Common stock dividend paid	(524)	(174)
Series B preferred stock issuance	-	120
Employee Stock Purchase Plan	25	28
Warrant repurchase	-	(58)
Proceeds from long-term debt borrowings	10,000	-
Repayment of long-term debt	(91)	(10,776)
Net Cash Provided By Financing Activities	16,897	1,030
Net increase (decrease) in cash and cash equivalents	3,256	(5,078)
Cash and cash equivalents, beginning of year	8,623	15,473
Cash and cash equivalents, end of period	$11,879	$10,395

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,020	$2,592
Income taxes paid	870	100
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$678	$1,262

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

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the June 30, 2013 and December 31, 2013 balances have been reclassified, when necessary, to conform to the 2014 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2013.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2014 and December 31, 2013, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2014
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,356	$708	$16	$27,048
Mortgage-backed U.S. government agencies	34,858	400	155	35,103
State and political subdivision obligations	78,030	1,765	685	79,110
Equity securities	1,550	48	23	1,575
	$140,794	$2,921	$879	$142,836

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Available for sale securities:
U.S. Treasury and U.S. government agencies	$12,134	$700	$-	$12,834
Mortgage-backed U.S. government agencies	39,481	349	438	39,392
State and political subdivision obligations	70,770	744	2,476	69,038
Equity securities	1,550	20	31	1,539
	$123,935	$1,813	$2,945	$122,803

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $137,919,000 at June 30, 2014 and $114,600,000 at December 31, 2013, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $0 on sales of securities available for sale during the three months ended June 30, 2014 and realized $150,000 during the first six months of 2014.  Mid Penn realized gross gains of $112,000 on sales of securities available for sale during the three and six months ended June 30, 2013.  Mid Penn realized gross losses on the sale of securities available for sale of $0 during the three and six months ended June 30, 2014 and June 30, 2013.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
June 30, 2014	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	5	$6,780	$16	$-	$-	$6,780	$16
Mortgage-backed U.S. government agencies	17	3,977	11	5,902	144	9,879	155
State and political subdivision obligations	52	6,051	32	19,453	653	25,504	685
Equity securities	1	-	-	550	23	550	23
Total temporarily impaired
available for sale securities	75	$16,808	$59	$25,905	$820	$42,713	$879

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
December 31, 2013	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	29	$9,799	$182	$9,866	$256	$19,665	$438
State and political subdivision obligations	90	39,611	2,150	4,288	326	43,899	2,476
Equity securities	1	-	-	550	31	550	31
Total temporarily impaired
available for sale securities	120	$49,410	$2,332	$14,704	$613	$64,114	$2,945

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

At June 30, 2014, 74 debt securities and 1 equity security with unrealized losses depreciated 2.06% from their amortized cost basis.  Securities in an unrealized loss position for twelve months or longer at June 30, 2014 totaled $820,000, of which the majority was attributed to state and political subdivision obligations with $653,000 in unrealized losses.  At December 31, 2013, 119 debt securities and 1 equity security with unrealized losses depreciated 4.59% from their amortized cost basis.  At December 31, 2013, securities in an unrealized loss position for twelve months or longer totaled $613,000 of which the majority was attributed to mortgage,-backed U.S. government agencies and state and political subdivision obligations with $256,000 and $326,000 in unrealized losses, respectively.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

The table below is the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	June 30, 2014
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$1,786	$1,831
Due after 1 year but within 5 years	15,294	15,949
Due after 5 years but within 10 years	44,762	45,555
Due after 10 years	42,544	42,823
	104,386	106,158
Mortgage-backed securities	34,858	35,103
Equity securities	1,550	1,575
	$140,794	$142,836

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.25% of the portfolio at June 30, 2014.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

Mid Penn considers a commercial loan (consisting of commercial and industrial, commercial real estate, commercial real estate-construction, and lease financing loan classes) to be impaired when it becomes 90 days or more past due and not in the process of collection.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time the loan would be considered collateral dependent as the discounted cash flow (“DCF”) method indicates no operating income is available for repaying the loan; therefore, all impaired loans are deemed to be collateral dependent, except as noted below.

By definition, troubled debt restructurings are considered impaired.  Impairment for troubled debt restructured loans still accruing interest is tested each quarter for both the most effective impairment method to be utilized, and the level of impairment.  As of June 30, 2014, there were seven accruing troubled debt restructured loans among six relationships.  Five loans to unrelated borrowers represented $782,000 in accruing troubled debt restructurings evaluated for impairment using the estimated fair value of the collateral securing the loan, while the remaining two accruing troubled debt restructurings representing $1,482,000, were evaluated for impairment using the discounted cash flow methodology.  As of December 31, 2013, there were five accruing troubled debt restructured loans to unrelated borrowers representing $833,000.  All five loans were evaluated for impairment using the estimated value of the collateral securing the loans.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as impaired.  Prior to receipt of the updated real estate valuation Mid Penn will use the most current existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation.  The credit department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no significant time lapses noted with the above processes.

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

Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate, an interest rate below the going market rate for similarly structured credits, or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.   Loans classified as troubled debt restructurings are designated as impaired.

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of June 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)		Special
June 30, 2014	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$103,355	$878	$1,497	$-	$105,730
Commercial real estate	273,742	5,564	11,400	-	290,706
Commercial real estate - construction	51,332	361	-	-	51,693
Lease financing	1,358	-	-	-	1,358
Residential mortgage	66,149	232	992	-	67,373
Home equity	27,368	88	158	-	27,614
Consumer	4,141	-	-	-	4,141
	$527,445	$7,123	$14,047	$-	$548,615

(Dollars in thousands)		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$103,330	$938	$1,576	$-	$105,844
Commercial real estate	277,232	2,771	12,771	-	292,774
Commercial real estate - construction	45,265	382	-	-	45,647
Lease financing	1,356	-	-	-	1,356
Residential mortgage	69,447	27	356	-	69,830
Home equity	26,056	96	169	-	26,321
Consumer	4,690	-	-	-	4,690
	$527,376	$4,214	$14,872	$-	$546,462

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$191	$675	$-	$185	$671	$-
Commercial real estate	2,130	5,249	-	2,596	5,898	-
Residential mortgage	939	991	-	266	282	-
Home equity	32	827	-	27	792	-

With an allowance recorded:
Commercial and industrial	$71	$201	$63	$115	$243	$42
Commercial real estate	7,104	7,381	1,163	7,649	7,972	1,860
Residential mortgage	-	-	-	25	25	25
Home equity	44	44	6	49	49	6

Total:
Commercial and industrial	$262	$876	$63	$300	$914	$42
Commercial real estate	9,234	12,630	1,163	10,245	13,870	1,860
Residential mortgage	939	991	-	291	307	25
Home equity	76	871	6	76	841	6

Average recorded investment of impaired loans and related interest income recognized for the three months ended June 30, 2014 and June 30, 2013 are summarized as follows:

	Three Months Ended
	June 30, 2014		June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$193	$-	$35	$-
Commercial real estate	2,175	346	4,891	47
Residential mortgage	958	-	-	-
Home equity	54	-	122	-

With an allowance recorded:
Commercial and industrial	$72	$-	$205	$-
Commercial real estate	7,133	-	9,136	-
Commercial real estate - construction	-	-	54	-
Residential mortgage	-	-	84	-
Home equity	45	-	55	-

Total:
Commercial and industrial	$265	$-	$240	$-
Commercial real estate	9,308	346	14,027	47
Commercial real estate - construction	-	-	54	-
Residential mortgage	958	-	84	-
Home equity	99	-	177	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended
	June 30, 2014		June 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$195	$-	$35	$-
Commercial real estate	2,199	346	4,930	64
Residential mortgage	961	-	-	-
Home equity	55	-	122	-

With an allowance recorded:
Commercial and industrial	$73	$-	$205	$-
Commercial real estate	7,182	-	9,150	-
Commercial real estate - construction	-	-	54	-
Residential mortgage	-	-	111	-
Home equity	46	-	55	-

Total:
Commercial and industrial	$268	$-	$240	$-
Commercial real estate	9,381	346	14,080	64
Commercial real estate - construction	-	-	54	-
Residential mortgage	961	-	111	-
Home equity	101	-	177	-

Non-accrual loans by loan portfolio class as of June 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Commercial and industrial	$262	$300
Commercial real estate	7,199	9,648
Residential mortgage	1,177	803
Home equity	188	126
	$8,826	$10,877

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)
June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$34	$290	$252	$576	$105,154	$105,730	$-
Commercial real estate	1,585	-	6,572	8,157	282,549	290,706	-
Commercial real estate - construction	-	-	-	-	51,693	51,693	-
Lease financing	-	-	-	-	1,358	1,358	-
Residential mortgage	84	237	1,125	1,446	65,927	67,373	-
Home equity	204	-	163	367	27,247	27,614	-
Consumer	-	-	-	-	4,141	4,141	-
Total	$1,907	$527	$8,112	$10,546	$538,069	$548,615	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$291	$38	$300	$629	$105,215	$105,844	$-
Commercial real estate	1,472	570	8,241	10,283	282,491	292,774	-
Commercial real estate - construction	-	-	-	-	45,647	45,647	-
Lease financing	-	-	-	-	1,356	1,356	-
Residential mortgage	952	-	785	1,737	68,093	69,830	-
Home equity	9	50	99	158	26,163	26,321	-
Consumer	24	12	-	36	4,654	4,690	-
Total	$2,748	$670	$9,425	$12,843	$533,619	$546,462	$-

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, June 30, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2014	$1,190	$3,986	$13	$1	$541	$429	$68	$195	$6,423
Charge-offs	(1)	(494)	-	-	(27)	(43)	(10)	-	(575)
Recoveries	3	2	-	-	-	-	2	-	7
Provisions	149	(36)	6	-	78	97	3	(22)	275
Ending balance,
June 30, 2014	$1,341	$3,458	$19	$1	$592	$483	$63	$173	$6,130

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
January 1, 2014	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Charge-offs	(41)	(862)	-	-	(86)	(43)	(26)	-	(1,058)
Recoveries	6	2	-	-	-	-	41	-	49
Provisions	189	312	10	1	97	85	(24)	152	822
Ending balance,
June 30, 2014	$1,341	$3,458	$19	$1	$592	$483	$63	$173	$6,130
Ending balance: individually evaluated for impairment	$63	$1,163	$-	$-	$-	$6	$-	$-	$1,232
Ending balance: collectively evaluated for impairment	$1,278	$2,295	$19	$1	$592	$477	$63	$173	$4,898

Loans receivables:
Ending balance	$105,730	$290,706	$51,693	$1,358	$67,373	$27,614	$4,141	$-	$548,615
Ending balance: individually evaluated for impairment	$262	$9,234	$-	$-	$939	$76	$-	$-	$10,511
Ending balance: collectively evaluated for impairment	$105,468	$281,472	$51,693	$1,358	$66,434	$27,538	$4,141	$-	$538,104

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of, and for the period ended, June 30, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2013	$1,281	$3,543	$39	$1	$603	$349	$105	$(51)	$5,870
Charge-offs	-	(93)	-	-	(22)	-	(10)	-	(125)
Recoveries	9	2	8	-	23	2	63	-	107
Provisions	(41)	367	(11)	-	56	58	(67)	53	415
Ending balance,
June 30, 2013	$1,249	$3,819	$36	$1	$660	$409	$91	$2	$6,267

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
January 1, 2013	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(21)	(118)	-	-	(126)	-	(15)	-	(280)
Recoveries	16	5	8	-	23	5	71	-	128
Provisions	(44)	820	(36)	-	182	61	(66)	(7)	910
Ending balance,
June 30, 2013	$1,249	$3,819	$36	$1	$660	$409	$91	$2	$6,267
Ending balance: individually evaluated for impairment	$82	$1,871	$28	$-	$29	$10	$-	$-	$2,020
Ending balance: collectively evaluated for impairment	$1,167	$1,948	$8	$1	$631	$399	$91	$2	$4,247

Loans receivables:
Ending balance	$85,573	$299,029	$38,840	$1,596	$63,340	$24,338	$5,942	$-	$518,658
Ending balance: individually evaluated for impairment	$238	$13,906	$54	$-	$84	$175	$-	$-	$14,457
Ending balance: collectively evaluated for impairment	$85,335	$285,123	$38,786	$1,596	$63,256	$24,163	$5,942	$-	$504,201

(Dollars in thousands)
As of December 31, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Ending balance: individually evaluated for impairment	$42	$1,860	$-	$-	$25	$6	$-	$-	$1,933
Ending balance: collectively evaluated for impairment	$1,145	$2,146	$9	$-	$556	$435	$72	$21	$4,384

Loans receivables:
Ending balance	$105,844	$292,774	$45,647	$1,356	$69,830	$26,321	$4,690	$-	$546,462
Ending balance: individually evaluated for impairment	$300	$10,245	$-	$-	$291	$76	$-	$-	$10,912
Ending balance: collectively evaluated for impairment	$105,544	$282,529	$45,647	$1,356	$69,539	$26,245	$4,690	$-	$535,550

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at June 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2014	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$28
Commercial real estate	11,189	9,443	8,268
Residential mortgage	1,141	1,100	939
Home equity	50	7	7
	$12,420	$10,585	$9,242

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2013	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$29
Commercial real estate	10,581	8,686	7,470
Residential mortgage	423	417	266
	$11,044	$9,138	$7,765

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at June 30, 2014 totaled $9,242,000, of which, $2,264,000 represented seven accruing loans among six unrelated relationships.  Two loans belong to a borrower who was upgraded and moved to accruing status during the quarter.  These two loans accounted for $1,482,000 of the total accruing troubled debt restructured loan balance.  One other large commercial real estate loan represented $553,000, while the remaining four loans are residential mortgages, all in compliance with the terms of the modification.  The remaining $6,978,000, representing 15 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Of these 15 loans, one business relationship accounted for five loans totaling $606,000, another commercial relationship accounted for two loans totaling $589,000, and a residential real estate relationship accounted for two loans totaling $547,000.  The remaining five loans to unrelated borrowers totaled $5,236,000.  Included in the $5,236,000 are two large commercial real estate loans with balances of $3,135,000 and $1,557,000.

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

As a result of the evaluations at June 30, 2014 and June 30, 2013, a specific allocation and, subsequently, charge-offs have been appropriately taken in the opinion of management.  As of June 30, 2014 and June 30, 2013, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  As of June 30, 2014, one forbearance agreement was negotiated during 2008, 10 forbearance agreements were negotiated during 2009, one forbearance agreement was negotiated in 2010, five forbearance agreements were negotiated in 2013, and five forbearance agreements were negotiated in 2014.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize loans whose terms have been modified resulting in troubled debt restructurings during the three and six months ended June 30, 2014 and June 30, 2013.

	Three and Six Months Ended
(Dollars in thousands)		Pre-Modification	Post-Modification
June 30, 2014	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	2	$1,057	$757	$752
Residential mortgage	2	718	683	682
Home equity	1	50	7	7
	5	$1,825	$1,447	$1,441

	Three Months Ended
(Dollars in thousands)		Pre-Modification	Post-Modification
June 30, 2013	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	3	$6,091	$5,588	$5,588
Residential mortgage	1	14	14	14
	4	$6,105	$5,602	$5,602

	Six Months Ended
(Dollars in thousands)		Pre-Modification	Post-Modification
June 30, 2013	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	3	$6,091	$5,588	$5,588
Residential mortgage	2	74	74	74
	5	$6,165	$5,662	$5,662

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three or six months ended June 30, 2014.   The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at June 30, 2014 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,048	$-	$27,048	$-
Mortgage-backed U.S. government agencies	35,103	-	35,103	-
State and political subdivision obligations	79,110	-	79,110	-
Equity securities	1,575	527	1,048	-
	$142,836	$527	$142,309	$-

(Dollars in thousands)		Fair value measurements at December 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$12,834	$-	$12,834	$-
Mortgage-backed U.S. government agencies	39,392	-	39,392	-
State and political subdivision obligations	69,038	-	69,038	-
Equity securities	1,539	519	1,020	-
	$122,803	$519	$122,284	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at June 30, 2014 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,999	$-	$-	$6,999
Foreclosed Assets Held for Sale	420	-	-	420
Mortgage Servicing Rights	218	-	-	218

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Fair value measurements at December 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,535	$-	$-	$6,535
Foreclosed Assets Held for Sale	465	-	-	465
Mortgage Servicing Rights	223	-	-	223

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,999	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	28%
Foreclosed Assets Held for Sale	420	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	24%
Mortgage Servicing Rights	218	Multiple of annual service fee	Estimated prepayment speed based on rate and term	280% - 400%	356%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,535	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	25%
Foreclosed Assets Held for Sale	465	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	24%
Mortgage Servicing Rights	223	Multiple of annual service fee	Estimated prepayment speed based on rate and term	240% - 400%	349%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

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

The following methodologies and assumptions were used to estimate the fair value of certain assets and liabilities:

Cash and Cash Equivalents:

The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value.

Interest-bearing Balances with other Financial Institutions:

The estimate of fair value was determined by comparing the present value of quoted interest rates on like deposits with the weighted average yield and weighted average maturity of the balances.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$11,879	$11,879	$8,623	$8,623
Interest-bearing time balances with other financial institutions	5,872	5,872	7,513	7,513
Investment securities	142,836	142,836	122,803	122,803
Net loans and leases	542,485	547,327	540,145	548,923
Restricted investment in bank stocks	2,729	2,729	2,969	2,969
Accrued interest receivable	2,887	2,887	2,704	2,704
Mortgage servicing rights	218	218	223	223

Financial liabilities:
Deposits	$632,005	$633,992	$608,130	$610,419
Short-term borrowings	7,620	7,620	23,833	23,833
Long-term debt	33,054	33,185	23,145	22,988
Accrued interest payable	600	600	393	393

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2014 and December 31, 2013 not previously disclosed.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$542,485	$547,327	$-	$-	$547,327

Financial instruments - liabilities
Deposits	$632,005	$633,992	$-	$633,992	$-
Long-term debt	33,054	33,185	-	33,185	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$540,145	$548,923	$-	$-	$548,923

Financial instruments - liabilities
Deposits	$608,130	$610,419	$-	$610,419	$-
Long-term debt	23,145	22,988	-	22,988	-

(5)         Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $10,611,000 and $8,458,000 standby letters of credit outstanding as of June 30, 2014 and December 31, 2013, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of June 30, 2014 for payment under standby letters of credit issued was not material.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$9	$8	$4	$5
Interest cost	12	11	10	8
Amortization of prior service cost	6	6	-	1
Net periodic benefit cost	$27	$25	$14	$14

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$17	$16	$7	$9
Interest cost	25	22	19	17
Amortization of prior service cost	9	11	-	1
Net periodic benefit cost	$51	$49	$26	$27

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(7)           Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Defined Benefit Plans Liabilities	Accumulated Other Comprehensive (Loss) Income

Balance - June 30, 2014	$1,349	$(121)	$1,228

Balance - December 31, 2013	$(745)	$(127)	$(872)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of June 30, 2014:

Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - December 31, 2013	120	120,000
January 1, 2014 - June 30, 2014	-	-
Total	5,000	$5,000,000

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$1,707	$1,366	$3,218	$2,051
Less: Accretion of Series A preferred stock discount	-	-	-	(14)
Dividends on Series B preferred stock	(88)	(87)	(175)	(134)
Net income available to common shareholders	$1,619	$1,279	$3,043	$1,903

Weighted average common shares outstanding	3,495,389	3,491,069	3,494,901	3,490,403
Basic earnings per common share	$0.46	$0.37	$0.87	$0.55

Mid Penn did not have dilutive securities outstanding as of June 30, 2014 and 2013.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

ASU 2014-04:  The FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

The Update clarifies that when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

Amendments in this Update are effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  If adopted, and entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method.

Mid Penn is evaluating the effects these Updates will have on its consolidated financial statements.

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2014, compared to year-end 2013, and the Results of Operations for the three and six months ended June 30, 2014, compared to the same period in 2013.

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

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	Technological changes;
•	Acquisitions and integration of acquired businesses;
•	Results of the regulatory examination and supervision process;
•	Loss of certain key officers;
•	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	Acts of war or terrorism;
•	Our ability to maintain compliance with the exchange rules of the NASDAQ Stock Market, Inc.;
•	Our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	Volatilities in the securities markets;
•	Disruptions due to flooding, severe weather, or other natural disasters or Acts of God; and
•	Slow economic conditions.

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

MID PENN BANCORP, INC.

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

Accounting Standards Codification (“ASC”) Topic 350, Intangibles-Goodwill and Other, requires that goodwill for publicly traded companies is not amortized to expense, but rather that it be tested for impairment at least annually.  Impairment write-downs are charged to results of operations in the period in which the impairment is determined.  The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2013.  If certain events occur which might indicate goodwill has been impaired, the goodwill is tested when such events occur.

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

Results of Operations

Overview

Net income available to common shareholders was $1,619,000, $0.46 basic earnings per common share, for the quarter ended June 30, 2014, as compared to net income available to common shareholders of $1,279,000, or $0.37 basic earnings per common share, for the quarter ended June 30, 2013, a 26.6% increase.  During the six months ended June 30, 2014, net income available to common shareholders was $3,043,000, or $0.87 basic earnings per common share, versus $1,903,000, or $0.55 basic earnings per common share for the same period in 2013, a 59.9% increase.

Net interest income increased $904,000, or 15.5%, to $6,751,000 for the quarter ended June 30, 2014 from $5,847,000 during the quarter ended June 30, 2013.  Through the first six months of 2014, net interest income increased $1,717,000, or 15.2%, to $13,023,000 from $11,306,000 during the same period in 2013.

The provision for loan and lease losses in the second quarter of 2014 was $275,000, compared to $415,000 in the second quarter of 2013.  During the six months ended June 30, 2014, the provision for loan and lease losses was $822,000 compared to $910,000 for the six months ended June 30, 2013.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Return on average assets	0.94%	0.78%	0.90%	0.59%
Return on average equity	12.11%	10.33%	11.67%	7.81%

Total assets increased $23,355,000 to $736,480,000 at June 30, 2014, from $713,125,000 at December 31, 2013.  Available for sale investment securities increased $20,033,000 from $122,803,000 at December 31, 2013 to $142,836,000 at June 30, 2014.  Due to the strategic increase in public funds deposits, Mid Penn increased the amount of pledgeable investments in its portfolio.  Gross loans increased $2,153,000 during the first six months of 2014, while interest-bearing time deposits with other financial institutions decreased $1,641,000 from $7,513,000 at December 31, 2013 to $5,872,000 at June 30, 2014.  Mid Penn has been allowing a substantial portion of maturing interest-bearing time deposits with other financial institutions run off to fund loan growth and purchase higher yielding investment securities.  Total deposits increased

MID PENN BANCORP, INC.

$23,875,000 from $608,130,000 at December 31, 2013 to $632,005,000 at June 30, 2014.  Interest bearing demand and money market deposit balances increased $25,889,000 to $423,715,000 at June 30, 2014 from $397,826,000 at December 31, 2013 due to the addition of large cash management, non-profit, and government accounts.  Time deposits declined $4,438,000 from $132,373,000 at December 31, 2013 as less aggressive certificate of deposit rates have allowed non-relationship time deposits to run off and shifted the funding composition towards lower-cost deposits, including public funds.  This strategy, coupled with strong earning assets, has improved margins and provided positive momentum to net interest income during the first half of 2014.  Short-term borrowings decreased $16,213,000 from $23,833,000 at December 31, 2013 to $7,620,000 at June 30, 2014, while long-term debt increased $9,909,000 from $23,145,000 at December 31, 2013 due to the addition of a $10,000,000 FHLB Advance borrowing.  The long-term debt borrowing was taken as a prudent and planned asset liability management strategy to take advantage of low long-term borrowing rates.  This strategy was taken in light of the decrease in short-term borrowings, which is primarily attributed to the increase in deposits, as well as the additional FHLB Advance borrowing, which lessened Mid Penn’s need for overnight funds.

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

For the three months ended June 30, 2014, Mid Penn’s taxable-equivalent net interest margin increased to 4.16%, from 3.73% for the three months ended June 30, 2013.  Net interest income, on a taxable-equivalent basis, in the three months ended June 30, 2014, increased to $7,154,000 from $6,184,000 during the same three months of 2013.  These increases are primarily attributable to the rise in investment security yields from 2.38% to 3.62%, increasing tax-effected investment security income by $332,000, or 37.8%, as well as the increase in loan volume, which equated to an increase in tax-effected loan income of $477,000, or 7.2%, during the three months ended June 30, 2014 compared to the same period in 2013.

For the six months ended June 30, 2014, Mid Penn’s taxable-equivalent net interest margin increased to 4.08% from 3.63% for the six months ended June 30, 2012.  Net interest income, on a taxable equivalent basis, in the first six months of 2014, increased to $13,809,000 from $11,969,000 in the first six months of 2013.  These increases are primarily attributable to the rise in investment security yields from 2.33% to 3.63%, increasing tax-effected investment security income by $591,000, or 34.5%, as well as the increase in loan volume, which equated to an increase in tax-effected loan income of $793,000, or 6.1%, during the six months ended June 30, 2014 compared to the same period in 2013.

Included in the net interest income increase for the three and six months ended June 30, 2014 is $346,000 in recaptured nonaccrual interest from two large commercial real estate loans to a commercial borrower that were returned to accruing status in June 2014, and does not have a material impact on our interim consolidated financial statements.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly impact future operating results.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve Bank.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan and lease portfolio, the growth in the loan and lease portfolio during the first six months of 2014, and shifting collateral values from December 31, 2013 to June 30, 2014.

Following its model for loan and lease loss allowance adequacy, management recorded a $275,000 provision for the three months ended June 30, 2014, as compared to a provision of $415,000 for the three months ended June 30, 2013.  During the six months ended June 30, 2014, the provision for loan and lease losses was $822,000, as compared to $910,000 for the six months ended June 2013.  The allowance for loan and lease losses as a percentage of total loans was 1.12% at June 30, 2014, compared to 1.16% at December 31, 2013.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC.

Noninterest Income

Noninterest income decreased $64,000, or 7.6%, during the second quarter of 2014 versus the same period in 2013.  During the six months ended June 30, 2014, noninterest income decreased $20,000, or 1.2%, versus the same period in 2013.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2014	2013	$ Variance	% Variance
Income from fiduciary activities	$167	$110	$57	51.8%
Net gain on sales of investment securities	-	112	(112)	-100.0%
Mortgage banking income	75	115	(40)	-34.8%
Other income	113	83	30	36.1%

(Dollars in Thousands)	Six Months Ended June 30,
	2014	2013	$ Variance	% Variance
Income from fiduciary activities	$325	$249	$76	30.5%
Net gain on sales of investment securities	150	112	38	33.9%
Mortgage banking income	113	225	(112)	-49.8%
Merchant services income	133	174	(41)	-23.6%
Net gain on sales of SBA loans	78	-	78	NA
Other income	239	286	(47)	-16.4%

Income from fiduciary activities increased during the three and six months ended June 30, 2014 versus the same periods in 2013.  This variance is the result of increased sales of third party mutual funds and annuities during 2014 versus 2013.  Mid Penn recognized investment security gains in the six months ended June 30, 2014 to take advantage of opportunities to enhance the investment portfolio’s overall performance.  Mortgage banking income was down during the three and six months ended June 30, 2014.  Refinancing activity subsided relative to 2013 due to rate increases, while purchase activity was hampered by harsh winter weather conditions throughout our market area during the first quarter of 2014.  Merchant services income was also adversely impacted by harsh weather conditions during the first quarter as merchants lost out on sales due to the lack of traffic.  Net gain on sales of SBA loans increased during the six months ended June 30, 2014 versus the same period in 2013 due to Mid Penn beginning the sale of the guaranteed portion of Small Business Association (SBA) loans in the secondary market.  Other income increased in the second quarter of 2014 compared to the same period in 2013 primarily due to increases in letter of credit and loan satisfaction fees.  Other income decreased for the six months ended June 30, 2014 because 2013’s figure included reimbursements from loan collection costs by a commercial borrower and unclaimed funds from the flexible spending and dental reimbursement plans from the 2011-2012 plan year, which were not received in 2014.

Noninterest Expenses

Noninterest expenses increased $456,000, or 9.9%, during the second quarter of 2014, versus the same period in 2013.  During the six months ended June 30, 2014, noninterest expenses increased $157,000, or 1.6%, versus the same period in 2013.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended June 30,
	2014	2013	$ Variance	% Variance
Salaries and employee benefits	$2,843	$2,685	$158	5.9%
Occupancy expense, net	322	269	53	19.7%
Equipment expense	310	345	(35)	-10.1%
Software licensing	212	246	(34)	-13.8%
Gain on sale/write-down of foreclosed assets	(30)	(303)	273	-90.1%
Other expenses	646	614	32	5.2%

MID PENN BANCORP, INC.

(Dollars in Thousands)	Six Months Ended June 30,
	2014	2013	$ Variance	% Variance
Salaries and employee benefits	$5,391	$5,542	$(151)	-2.7%
Occupancy expense, net	704	579	125	21.6%
Equipment expense	611	661	(50)	-7.6%
Pennsylvania Bank Shares tax expense	208	261	(53)	-20.3%
FDIC Assessment	271	333	(62)	-18.6%
Legal and professional fees	265	320	(55)	-17.2%
Loss (gain) on sale/write-down of foreclosed assets	57	(322)	379	-117.7%

Salaries and employee benefits increased during the three months ended June 30, 2014 due to the establishment of a bonus pool for employees based upon the strong earnings results during 2014 and would be paid, if earnings performance continues to excel, after the conclusion of the calendar year’s results are finalized.  Salaries and employee benefits decreased during the six months ended June 30, 2014, primarily due to improved actual medical claims from Mid Penn’s self-funded insurance plan.  The first half of 2014 also reflects the benefit of lower staffing levels in operational areas derived from the conversion to a hosted computer environment with our primary computer vendor during the fourth quarter of 2013.  Occupancy expense increased during the three and six months ended June 30, 2014 due to increases in snow removal costs and heating as a result of the harsh weather conditions during the first and early second quarter.  Equipment expense decreased during the three and six months ended June 30, 2014 due to reduced repair and replacement costs on existing equipment.  Pennsylvania Bank Shares tax expense decreased during the six months ended June 30, 2014 due to a change in the calculation methodology.  FDIC assessments consist of premiums paid by FDIC-insured institutions.  The assessments are based on statutory and risk classification factors.  FDIC assessments decreased during the six months ended June 30, 2014 mainly due to a reduction in the Bank’s risk rating over that period.  Software licensing decreased during the three months ended June 30, 2014, primarily due to migration to a hosted computer environment with our primary computer vendor during the fourth quarter of 2013.  Legal and professional fees decreased during the six months ended June 30, 2014 due to a decrease in consultant expenses over the same period last year, which included one-time set-up fees associated with the migration of Mid Penn’s core banking data from an in-house environment to a service bureau hosted platform.  (Gain) loss on sale/write-down of foreclosed assets decreased during the three and six months ended June 30, 2014 versus the same periods in 2013 due to the write-down of foreclosed assets as a result of updated appraisals on subject properties within the portfolio and the recognition of a substantial gain on the sale of a property during the second quarter of 2013.  Other expenses increased during the three months ended June 30, 2014 versus the same period in 2013 primarily due to a migration to a per item cost structure associated with the transition to a hosted computer environment with our primary computer vendor during the fourth quarter of 2013.

Income Taxes

The provision for income taxes was $475,000 for the three months ended June 30, 2014, as compared to the provision for income taxes of $292,000 in the same period last year.  The effective tax rate for the three months ended June 30, 2014, was 21.8% compared to 17.6% for the three months ended June 30, 2013.  The provision for income taxes for the six months ended June 30, 2014 was $845,000, as compared to $384,000 during the same period in 2013.  The effective tax rate for the six months ended June 30, 2014 was 20.8% compared 15.8% for the six months ended June 30, 2013.  This increase is mainly due to Mid Penn’s strong earnings in 2014 coupled with tax-exempt interest representing a smaller percentage of pre-tax income as compared to the same period last year.  Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first six months of 2014, Mid Penn experienced an increase in loans outstanding of $2,153,000, or 0.4%.  Commercial real estate accounted for the majority of the growth while balances in the residential portfolio declined due to weaker demand in the mortgage market.

(Dollars in thousands)	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial real estate, construction and land development	$280,852	51.2%	$274,279	50.2%
Commercial, industrial and agricultural	107,410	19.6%	107,492	19.7%
Residential mortgage	156,535	28.5%	160,294	29.3%
Consumer	3,818	0.7%	4,397	0.8%
	$548,615	100.0%	$546,462	100.0%

MID PENN BANCORP, INC.

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania.  This region currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends.  At June 30, 2014, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 4.9% versus the seasonally adjusted national unemployment rate of 6.1%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first six months of 2014, Mid Penn had net charge-offs of $1,009,000 compared to net charge-offs of $152,000 during the same period of 2013.  Loans charged off during the first six months of 2014 were comprised of 13 commercial real estate loans spread among eight unrelated relationships totaling $862,000, three residential real estate loans to unrelated borrowers totaling $86,000, one home equity loan for $43,000, one commercial and industrial loan for $41,000, and five consumer loans to unrelated borrowers totaling $23,000.  The remaining $3,000 was comprised of deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the six months ended June 30, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2014	2013
Average total loans outstanding (net of unearned interest)	$546,706	$489,282
Period ending total loans outstanding (net of unearned interest)	548,615	518,658

Balance, beginning of period	6,317	5,509

Loans charged off during period	(1,058)	(280)
Recoveries of loans previously charged off	49	128
Net chargeoffs	(1,009)	(152)

Provision for loan and lease losses	822	910
Balance, end of period	$6,130	$6,267

Ratio of net loans charged off to average loans outstanding (annualized)	0.37%	0.06%

Ratio of allowance for loan losses to net loans at end of period	1.12%	1.21%

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

MID PENN BANCORP, INC.

At June 30, 2014, total nonperforming loans amounted to $11,090,000, or 2.02% of loans and leases net of unearned income, as compared to levels of $11,710,000, or 2.14%, at December 31, 2013 and $16,885,000, or 3.26%, at June 30, 2013.

(Dollars in thousands)
	June 30, 2014	December 31, 2013	June 30, 2013
Nonperforming Assets:
Nonaccrual loans	$8,826	$10,877	$16,003
Accruing troubled debt restructured loans	2,264	833	882
Total nonperforming loans	11,090	11,710	16,885

Foreclosed real estate	1,083	965	1,030
Total non-performing assets	12,173	12,675	17,915

Accruing loans 90 days or more past due	-	-	-
Total risk elements	$12,173	$12,675	$17,915

Nonperforming loans as a % of total
loans outstanding	2.02%	2.14%	3.26%
Nonperforming assets as a % of total
loans outstanding and other real estate	2.21%	2.32%	3.45%
Ratio of allowance for loan losses
to nonperforming loans	55.28%	53.94%	41.60%

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

(Dollars in thousands)
	June 30, 2014	December 31, 2013
Period ending total loans outstanding (net of unearned interest)	$548,615	$546,462
Allowance for loan and lease losses	6,130	6,317
Total Nonperforming loans	11,090	11,710
Nonperforming and impaired loans with partial charge-offs	2,704	2,103

Ratio of nonperforming loans with partial charge-offs
to total loans	0.49%	0.38%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	24.38%	17.96%

Coverage ratio net of nonperforming loans with
partial charge-offs	73.10%	65.75%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.12%	1.16%

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

By definition, troubled debt restructurings are considered impaired.  Impairment for troubled debt restructured loans still accruing interest is tested each quarter for both the most effective impairment method to be utilized, and the level of impairment.  As of June 30, 2014, there were seven accruing troubled debt restructured loans among six relationships.  Five loans to unrelated borrowers represented $782,000 in accruing troubled debt restructurings evaluated for impairment using the estimated fair value of the collateral securing the loan, while the remaining two accruing troubled debt restructurings representing $1,482,000, were evaluated for impairment using the discounted cash flow methodology.  As of December 31, 2013, there were five accruing troubled debt restructured loans to unrelated borrowers representing $833,000.  All five loans were evaluated for impairment using the estimated value of the collateral securing the loans.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as substandard non-accrual.  Prior to receipt of the updated real estate valuation Mid Penn will use the most current existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation.  The credit department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no significant time lapses noted with the above processes.

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

MID PENN BANCORP, INC.

As of June 30, 2014, Mid Penn had several loan relationships, with an aggregate carrying balance of $10,511,000, deemed impaired.  This group of loans is further broken down into a group of loans with an aggregate carrying balance of $7,219,000 for which specific allocations totaling $1,232,000 have been included within the allowance for loan and lease losses.  The remaining $3,292,000 of loans requires no specific allocation within the loan loss reserve.  The $10,511,000 of impaired loan relationships is comprised of $8,538,000 in real estate secured commercial relationships and $1,973,000 in business relationships.  There are specific allocations against the real estate secured group totaling $978,000, spread among 7 loans to unrelated borrowers.  Two large loans to commercial borrowers account for $381,000 and $217,000 of the specific allocation against real estate secured loans, while the other five loans account for the remaining $380,000.  The group of impaired business relationships with specific allocations consists of four loans among three relationships with $254,000 in specific allocations set aside against these credits.  One large commercial participation relationship comprised of two loans is responsible for a specific allocation of $191,000 of the total pool attributable to this segment.  Management currently believes that the specific reserves are adequate to cover foreseeable probable losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,130,000 is adequate as of June 30, 2014.

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

MID PENN BANCORP, INC.

Major sources of cash in the first six months of 2014 came from the increase in demand deposits and savings accounts totaling $28,313,000, proceeds from long-term debt borrowings of $10,000,000, and the sale of investment securities of $7,199,000.

Major uses of cash in the first six months of 2014 were the purchases of investment securities of $30,111,000 and the decrease in short-term borrowings of $16,213,000.

Major sources of cash in the first six months of 2013 came from the maturities of investment securities and interest-bearing time deposits with other financial institutions totaling $34,820,000 and the increase in short-term borrowings of $27,512,000.

Major uses of cash in the first six months of 2013 were the increase in net loans and leases of $35,852,000, the purchases of investment securities of $13,715,000, the decrease in time deposits of $12,812,000, and the repayment of long-term debt borrowings of $10,776,000.

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

Shareholders’ equity increased during the six months ended June 30, 2014 by $4,644,000, or 8.8%, from December 31, 2013.  Capital has been positively impacted in 2014 by positive earnings available to common shareholders of $3,043,000 and other comprehensive income of $2,100,000.  All of Mid Penn’s investment securities are classified as available for sale, making this portion of the balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income associated with the change in investment securities increased $2,094,000 from December 31, 2013, and accounts for the majority of the change in accumulated other comprehensive income (loss).

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The risk-based capital standards require all banks to have Tier 1 capital of at least 4.0% and total capital (including Tier 1 capital) of at least 8.0% of risk-weighted assets.  The capital standard based on average assets, also known as the “leverage ratio”, requires all, but the most highly-rated banks, to have Tier 1 capital of at least 4.0% of total average assets.  At June 30, 2014, Mid Penn met the definition of a “well-capitalized” institution.

MID PENN BANCORP, INC.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of June 30, 2014:
Tier 1 Capital (to Average Assets)	$55,259	7.6%	$28,961	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	55,259	10.3%	21,449	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	61,453	11.5%	42,898	8.0%		N/A	N/A

Bank
As of June 30, 2014:
Tier 1 Capital (to Average Assets)	$55,148	7.6%	$28,961	4.0%		$36,201	5.0%
Tier 1 Capital (to Risk Weighted Assets)	55,148	10.3%	21,449	4.0%		32,173	6.0%
Total Capital (to Risk Weighted Assets)	61,342	11.4%	42,898	8.0%		53,622	10.0%

Corporation
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,693	7.5%	$28,031	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,693	9.9%	21,234	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	59,100	11.1%	42,467	8.0%		N/A	N/A

Bank
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,598	7.5%	$28,041	4.0%		$35,051	5.0%
Tier 1 Capital (to Risk Weighted Assets)	52,598	9.9%	21,234	4.0%		31,850	6.0%
Total Capital (to Risk Weighted Assets)	59,005	11.1%	42,467	8.0%		53,084	10.0%

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2014, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended June 30, 2014, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 14, 2014
By:	/s/ Edward P. Williams
Edward P. Williams
Interim Principal Financial Officer

Date:	August 14, 2014

MID PENN BANCORP, INC.