Form 10-Q
period 2014-09-30
MID PENN BANCORP INC
filed 2014-11-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, the registrant had 3,496,916 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries

MID PENN BANCORP, INC.Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$13,854	$7,407
Interest-bearing balances with other financial institutions	1,393	1,216
Total cash and cash equivalents	15,247	8,623
Interest-bearing time deposits with other financial institutions	5,772	7,513
Available-for-sale investment securities	148,134	122,803
Loans and leases, net of unearned interest	568,161	546,462
Less: Allowance for loan and lease losses	(6,411)	(6,317)
Net loans and leases	561,750	540,145
Bank premises and equipment, net	12,303	12,469
Restricted investment in bank stocks	3,395	2,969
Foreclosed assets held for sale	849	965
Accrued interest receivable	3,000	2,704
Deferred income taxes	2,055	3,235
Goodwill	1,016	1,016
Core deposit and other intangibles, net	203	249
Cash surrender value of life insurance	8,526	8,374
Other assets	2,153	2,060
Total Assets	$764,403	$713,125
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$52,715	$48,346
Interest-bearing demand	226,883	201,090
Money Market	209,556	196,736
Savings	30,672	29,585
Time	126,171	132,373
Total Deposits	645,997	608,130
Short-term borrowings	21,854	23,833
Long-term debt	33,008	23,145
Accrued interest payable	646	393
Other liabilities	4,087	4,708
Total Liabilities	705,592	660,209
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 5,000 shares issued and outstanding
at September 30, 2014 and December 31, 2013	5,000	5,000
Common stock, par value $1.00; authorized 10,000,000 shares; 3,496,916 shares
issued and outstanding at September 30, 2014 and 3,494,397 at December 31, 2013	3,497	3,494
Additional paid-in capital	29,888	29,853
Retained earnings	19,117	15,441
Accumulated other comprehensive income (loss)	1,309	(872)
Total Shareholders’ Equity	58,811	52,916
Total Liabilities and Shareholders' Equity	$764,403	$713,125

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest & fees on loans and leases	$6,657	$6,962	$20,122	$19,717
Interest on interest-bearing balances	11	21	31	97
Interest and dividends on investment securities:
U.S. Treasury and government agencies	359	170	994	393
State and political subdivision obligations, tax-exempt	563	466	1,618	1,442
Other securities	43	14	118	28
Interest on federal funds sold and securities purchased
under agreements to resell	-	-	-	11
Total Interest Income	7,633	7,633	22,883	21,688
INTEREST EXPENSE
Interest on deposits	953	1,068	2,921	3,403
Interest on short-term borrowings	5	12	26	19
Interest on long-term debt	131	112	369	519
Total Interest Expense	1,089	1,192	3,316	3,941
Net Interest Income	6,544	6,441	19,567	17,747
PROVISION FOR LOAN AND LEASE LOSSES	395	575	1,217	1,485
Net Interest Income After Provision for Loan and Lease Losses	6,149	5,866	18,350	16,262
NONINTEREST INCOME
Income from fiduciary activities	120	111	445	360
Service charges on deposits	154	150	417	430
Gain on sales of investment securities	-	108	150	220
Earnings from cash surrender value of life insurance	50	58	152	174
Mortgage banking income	95	75	208	300
ATM debit card interchange income	138	130	403	376
Merchant services income	65	86	198	260
Gain on sales of SBA loans	19	-	97	-
Other income	100	90	339	376
Total Noninterest Income	741	808	2,409	2,496
NONINTEREST EXPENSE
Salaries and employee benefits	2,635	2,657	8,026	8,199
Occupancy expense, net	282	256	986	835
Equipment expense	297	323	908	984
Pennsylvania Bank Shares tax expense	64	104	272	365
FDIC Assessment	134	6	405	339
Legal and professional fees	101	191	366	511
Director fees and benefits expense	83	81	238	238
Marketing and advertising expense	95	87	227	192
Software licensing	238	239	687	666
Telephone expense	108	116	304	318
Loss (gain) on sale/write-down of foreclosed assets	52	(54)	109	(376)
Intangible amortization	8	8	22	22
Loan collection costs	76	32	229	178
Merger and acquisition expense	11	-	11	-
Other expenses	745	700	1,945	1,924
Total Noninterest Expense	4,929	4,746	14,735	14,395
INCOME BEFORE PROVISION FOR INCOME TAXES	1,961	1,928	6,024	4,363
Provision for income taxes	366	440	1,211	824
NET INCOME	1,595	1,488	4,813	3,539
Series A preferred stock dividends and discount accretion	-	-	-	14
Series B preferred stock dividends	88	88	263	222
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,507	$1,400	$4,550	$3,303

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.43	$0.40	$1.30	$0.95
Cash Dividends	0.10	0.05	0.25	0.10

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                 Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2014	2013

Net income	$1,595	$1,488

Other comprehensive income:

Unrealized gains arising during the period on available-for-sale
securities, net of income taxes of $40 and $147, respectively	77	286

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of $0 and ($37), respectively (1) (3)	-	(71)

Change in defined benefit plans, net of income taxes of $3 and $2, respectively (2) (3)	4	4

Total other comprehensive income	81	219

Total comprehensive income	$1,676	$1,707

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013

Net income	$4,813	$3,539

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available-for-sale
securities, net of income taxes of $1,171 and ($1,334), respectively	2,270	(2,591)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($51) and ($75), respectively (1) (3)	(99)	(145)

Change in defined benefit plans, net of income taxes of $6 and $7, respectively (2) (3)	10	10

Total other comprehensive income (loss)	2,181	(2,726)

Total comprehensive income	$6,994	$813

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

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2014	$5,000	$3,494	$29,853	$15,441	$(872)	$52,916
Net income	-	-	-	4,813	-	4,813
Total other comprehensive income, net of taxes	-	-	-	-	2,181	2,181
Employee Stock Purchase Plan (2,519 shares)	-	3	35	-	-	38
Common stock dividends	-	-	-	(874)	-	(874)
Series B Preferred stock dividends	-	-	-	(263)	-	(263)
Balance, September 30, 2014	$5,000	$3,497	$29,888	$19,117	$1,309	$58,811

Balance, January 1, 2013	$4,880	$3,490	$29,816	$11,741	$2,293	$52,220
Net income	-	-	-	3,539	-	3,539
Total other comprehensive loss, net of taxes	-	-	-	-	(2,726)	(2,726)
Common stock dividends	-	-	-	(349)	-	(349)
Employee Stock Purchase Plan (3,845 shares)	-	4	39	-	-	43
Series B Preferred stock issuance	120	-	-	-	-	120
Series B Preferred stock dividends	-	-	-	(222)	-	(222)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, September 30, 2013	$5,000	$3,494	$29,841	$14,651	$(433)	$52,553

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net Income	$4,813	$3,539
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	1,217	1,485
Depreciation	934	936
Amortization of intangibles	46	97
Net amortization of security premiums	925	2,082
Gain on sales of investment securities	(150)	(220)
Earnings on cash surrender value of life insurance	(152)	(174)
SBA loans originated for sale	(943)	-
Proceeds from sales of SBA loans originated for sale	1,040	-
Gain on sale of SBA loans	(97)	-
Loss (gain) on disposal of property, plant, and equipment	8	(8)
Loss (gain) on sale / write-down of foreclosed assets	109	(376)
Deferred income tax expense (benefit)	71	(1,223)
(Increase) decrease in accrued interest receivable	(296)	209
(Increase) decrease in other assets	(94)	1,503
Increase in accrued interest payable	253	183
(Decrease) increase in other liabilities	(621)	1,949
Net Cash Provided By Operating Activities	7,063	9,982
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	1,741	15,702
Proceeds from the maturity of investment securities	10,497	31,777
Proceeds from the sale of investment securities	7,199	15,118
Purchases of investment securities	(40,511)	(18,376)
(Purchases) redemptions of restricted investment in bank stocks	(426)	608
Net increase in loans and leases	(23,613)	(48,175)
Purchases of bank premises and equipment	(776)	(564)
Proceeds from sale of foreclosed assets	798	1,820
Net Cash Used In Investing Activities	(45,091)	(2,090)
Financing Activities:
Net increase in demand deposits and savings accounts	44,069	16,475
Net decrease in time deposits	(6,202)	(21,082)
Net (decrease) increase in short-term borrowings	(1,979)	9,245
Series B preferred stock dividend paid	(263)	(222)
Common stock dividend paid	(874)	(349)
Series B preferred stock issuance	-	120
Employee Stock Purchase Plan	38	43
Warrant repurchase	-	(58)
Proceeds from long-term debt borrowings	10,000	-
Repayment of long-term debt	(137)	(14,320)
Net Cash Provided By (Used In) Financing Activities	44,652	(10,148)
Net increase (decrease) in cash and cash equivalents	6,624	(2,256)
Cash and cash equivalents, beginning of year	8,623	15,473
Cash and cash equivalents, end of period	$15,247	$13,217

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,063	$3,758
Income taxes paid	870	550
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$791	$2,648

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

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the September 30, 2013 and December 31, 2013 balances have been reclassified, when necessary, to conform to the 2014 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2013.

On August 27, 2014 Mid Penn, and Phoenix Bancorp, Inc., (“Phoenix”), entered into a merger agreement that provides for the combination of the two companies.  Under the merger agreement, Phoenix will merge with and into Mid Penn, with Mid Penn remaining as the surviving entity, and the separate corporate existence of Phoenix will cease.  Miners Bank, a wholly-owned subsidiary of Phoenix, will merge with and into Mid Penn Bank, with Mid Penn Bank continuing as the surviving entity.  Before the merger is completed, the shareholders of Mid Penn and Phoenix must approve and adopt the merger agreement and customary regulatory approvals received.  Refer to footnote 12, as well as Form 8-K filed on August 27, 2014, for more information.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)           Investment Securities

Securities to be held for indefinite periods, but not intended to be held to maturity, are classified as available-for-sale and carried at fair value.  Securities held for indefinite periods include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to liquidity needs, changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2014 and December 31, 2013, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
available-for-sale securities:
U.S. Treasury and U.S. government agencies	$26,350	$586	$71	$26,865
Mortgage-backed U.S. government agencies	40,617	314	252	40,679
State and political subdivision obligations	77,425	1,999	434	78,990
Equity securities	1,583	42	25	1,600
	$145,975	$2,941	$782	$148,134

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
available-for-sale securities:
U.S. Treasury and U.S. government agencies	$12,134	$700	$-	$12,834
Mortgage-backed U.S. government agencies	39,481	349	438	39,392
State and political subdivision obligations	70,770	744	2,476	69,038
Equity securities	1,550	20	31	1,539
	$123,935	$1,813	$2,945	$122,803

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $144,323,000 at September 30, 2014 and $114,600,000 at December 31, 2013, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $0 on sales of securities available for sale during the three months ended September 30, 2014 and $150,000 during the first nine months of 2014.  Mid Penn realized gross gains of $108,000 on sales of securities available for sale during the three months ended September 30, 2013 and $220,000 during the nine months ended September 30, 2013.  Mid Penn realized gross losses on the sale of securities available for sale of $0 during the three and nine months ended September 30, 2014 and September 30, 2013.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Securities	Value	Losses	Value	Losses	Value	Losses
available-for-sale securities:
U.S. Treasury and U.S. government agencies	8	$10,488	$71	$-	$-	$10,488	$71
Mortgage-backed U.S. government agencies	22	11,367	71	5,395	181	16,762	252
State and political subdivision obligations	39	1,820	19	17,808	415	19,628	434
Equity securities	2	-	-	583	25	583	25
Total temporarily impaired
available-for-sale securities	71	$23,675	$161	$23,786	$621	$47,461	$782

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Securities	Value	Losses	Value	Losses	Value	Losses
available-for-sale securities:
Mortgage-backed U.S. government agencies	29	$9,799	$182	$9,866	$256	$19,665	$438
State and political subdivision obligations	90	39,611	2,150	4,288	326	43,899	2,476
Equity securities	1	-	-	550	31	550	31
Total temporarily impaired
available-for-sale securities	120	$49,410	$2,332	$14,704	$613	$64,114	$2,945

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

At September 30, 2014, 69 debt securities and 2 equity security with unrealized losses depreciated 1.64% from their amortized cost basis.  Securities in an unrealized loss position for twelve months or longer at September 30, 2014 totaled $621,000, of which the majority was attributed to state and political subdivision obligations with $415,000 in unrealized losses.  At December 31, 2013, 119 debt securities and 1 equity security with unrealized losses depreciated 4.59% from their amortized cost basis.  At December 31, 2013, securities in an unrealized loss position for twelve months or longer totaled $613,000 of which the majority was attributed to mortgage,-backed U.S. government agencies and state and political subdivision obligations with $256,000 and $326,000 in unrealized losses, respectively.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

The table below is the maturity distribution of investment securities at amortized cost and fair value, by contractual maturity, where applicable.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay with or without penalties.

(Dollars in thousands)	September 30, 2014
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$1,784	$1,813
Due after 1 year but within 5 years	15,265	15,846
Due after 5 years but within 10 years	45,384	46,136
Due after 10 years	41,342	42,060
	103,775	105,855
Mortgage-backed securities	40,617	40,679
Equity securities	1,583	1,600
	$145,975	$148,134

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.21% of the portfolio at September 30, 2014.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses (“allowance”) represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments, which is not material to the consolidated financial statements, represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

By definition, troubled debt restructurings are considered impaired.  Impairment for troubled debt restructured loans still accruing interest is tested each quarter for both the most effective impairment method to be utilized, and the level of impairment.  As of September 30, 2014, there were six accruing troubled debt restructured loans among five unrelated relationships.  Four loans to unrelated borrowers represented $600,000 in accruing troubled debt restructurings evaluated for impairment using the estimated fair value of the collateral securing the loan, while the remaining two accruing troubled debt restructurings representing $1,471,000, were evaluated for impairment using the discounted cash flow methodology.  As of December 31, 2013, there were five accruing troubled debt restructured loans to unrelated borrowers representing $833,000.  All five loans were evaluated for impairment using the estimated value of the collateral securing the loans.

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of September 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)		Special
September 30, 2014	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$114,945	$853	$765	$-	$116,563
Commercial real estate	277,363	5,484	11,956	-	294,803
Commercial real estate - construction	54,942	247	-	-	55,189
Lease financing	1,215	-	-	-	1,215
Residential mortgage	67,317	256	877	-	68,450
Home equity	27,527	148	220	-	27,895
Consumer	4,046	-	-	-	4,046
	$547,355	$6,988	$13,818	$-	$568,161

(Dollars in thousands)		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$103,330	$938	$1,576	$-	$105,844
Commercial real estate	277,232	2,771	12,771	-	292,774
Commercial real estate - construction	45,265	382	-	-	45,647
Lease financing	1,356	-	-	-	1,356
Residential mortgage	69,447	27	356	-	69,830
Home equity	26,056	96	169	-	26,321
Consumer	4,690	-	-	-	4,690
	$527,376	$4,214	$14,872	$-	$546,462

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$40	$75	$-	$185	$671	$-
Commercial real estate	2,006	5,161	-	2,596	5,898	-
Residential mortgage	877	983	-	266	282	-
Home equity	30	820	-	27	792	-

With an allowance recorded:
Commercial and industrial	$131	$136	$73	$115	$243	$42
Commercial real estate	6,915	7,209	1,162	7,649	7,972	1,860
Residential mortgage	-	-	-	25	25	25
Home equity	111	111	8	49	49	6

Total:
Commercial and industrial	$171	$211	$73	$300	$914	$42
Commercial real estate	8,921	12,370	1,162	10,245	13,870	1,860
Residential mortgage	877	983	-	291	307	25
Home equity	141	931	8	76	841	6

Average recorded investment of impaired loans and related interest income recognized for the three months ended September 30, 2014 and September 30, 2013 are summarized as follows:

	Three Months Ended
	September 30, 2014		September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$48	$-	$185	$-
Commercial real estate	2,057	-	6,432	123
Residential mortgage	908	-	293	-
Home equity	31	-	29	-

With an allowance recorded:
Commercial and industrial	$133	$-	$42	$-
Commercial real estate	6,930	-	4,026	-
Residential mortgage	-	-	25	-
Home equity	112	-	53	-

Total:
Commercial and industrial	$181	$-	$227	$-
Commercial real estate	8,987	-	10,458	123
Residential mortgage	908	-	318	-
Home equity	143	-	82	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2014		September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$51	$-	$186	$-
Commercial real estate	2,127	346	6,695	187
Residential mortgage	930	-	325	-
Home equity	54	-	30	-

With an allowance recorded:
Commercial and industrial	$135	$-	$43	$-
Commercial real estate	7,008	-	4,042	-
Residential mortgage	-	-	25	-
Home equity	115	-	54	-

Total:
Commercial and industrial	$186	$-	$229	$-
Commercial real estate	9,135	346	10,737	187
Residential mortgage	930	-	350	-
Home equity	169	-	84	-

Non-accrual loans by loan portfolio class as of September 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Commercial and industrial	$106	$300
Commercial real estate	6,923	9,648
Residential mortgage	1,331	803
Home equity	253	126
	$8,613	$10,877

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of September 30, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)
September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$-	$295	$97	$392	$116,171	$116,563	$-
Commercial real estate	1,153	908	6,310	8,371	286,432	294,803	-
Commercial real estate - construction	-	-	-	-	55,189	55,189	-
Lease financing	-	-	-	-	1,215	1,215	-
Residential mortgage	70	1,281	145	1,496	66,954	68,450	-
Home equity	229	7	-	236	27,659	27,895	-
Consumer	-	-	-	-	4,046	4,046	-
Total	$1,452	$2,491	$6,552	$10,495	$557,666	$568,161	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$291	$38	$300	$629	$105,215	$105,844	$-
Commercial real estate	1,472	570	8,241	10,283	282,491	292,774	-
Commercial real estate - construction	-	-	-	-	45,647	45,647	-
Lease financing	-	-	-	-	1,356	1,356	-
Residential mortgage	952	-	785	1,737	68,093	69,830	-
Home equity	9	50	99	158	26,163	26,321	-
Consumer	24	12	-	36	4,654	4,690	-
Total	$2,748	$670	$9,425	$12,843	$533,619	$546,462	$-

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, September 30, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2014	$1,341	$3,458	$19	$1	$592	$483	$63	$173	$6,130
Charge-offs	(21)	(72)	-	-	(47)	-	(5)	-	(145)
Recoveries	7	9	-	-	-	1	14	-	31
Provisions	(9)	209	-	-	(39)	189	(10)	55	395
Ending balance,
September 30, 2014	$1,318	$3,604	$19	$1	$506	$673	$62	$228	$6,411

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
January 1, 2014	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Charge-offs	(62)	(934)	-	-	(133)	(43)	(31)	-	(1,203)
Recoveries	13	11	-	-	-	1	55	-	80
Provisions	180	521	10	1	58	274	(34)	207	1,217
Ending balance,
September 30, 2014	$1,318	$3,604	$19	$1	$506	$673	$62	$228	$6,411
Ending balance: individually evaluated for impairment	$73	$1,162	$-	$-	$-	$8	$-	$-	$1,243
Ending balance: collectively evaluated for impairment	$1,245	$2,442	$19	$1	$506	$665	$62	$228	$5,168

Loans receivables:
Ending balance	$116,563	$294,803	$55,189	$1,215	$68,450	$27,895	$4,046	$-	$568,161
Ending balance: individually evaluated for impairment	$171	$8,921	$-	$-	$877	$141	$-	$-	$10,110
Ending balance: collectively evaluated for impairment	$116,392	$285,882	$55,189	$1,215	$67,573	$27,754	$4,046	$-	$558,051

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of, and for the period ended, September 30, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2013	$1,249	$3,819	$36	$1	$660	$409	$91	$2	$6,267
Charge-offs	(161)	(759)	(17)	-	(41)	(91)	(8)	-	(1,077)
Recoveries	10	8	-	2	-	-	8	-	28
Provisions	56	902	(9)	(2)	(239)	(81)	(7)	(45)	575
Ending balance,
September 30, 2013	$1,154	$3,970	$10	$1	$380	$237	$84	$(43)	$5,793

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
January 1, 2013	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(182)	(877)	(17)	-	(167)	(91)	(23)	-	(1,357)
Recoveries	26	13	8	2	23	5	79	-	156
Provisions	12	1,722	(45)	(2)	(57)	(20)	(73)	(52)	1,485
Ending balance,
September 30, 2013	$1,154	$3,970	$10	$1	$380	$237	$84	$(43)	$5,793
Ending balance: individually evaluated for impairment	$42	$1,423	$-	$-	$25	$8	$-	$-	$1,498
Ending balance: collectively evaluated for impairment	$1,112	$2,547	$10	$1	$355	$229	$84	$(43)	$4,295

Loans receivables:
Ending balance	$92,241	$293,897	$44,170	$1,475	$66,860	$24,449	$5,454	$-	$528,546
Ending balance: individually evaluated for impairment	$227	$9,762	$-	$-	$41	$80	$-	$-	$10,110
Ending balance: collectively evaluated for impairment	$92,014	$284,135	$44,170	$1,475	$66,819	$24,369	$5,454	$-	$518,436

(Dollars in thousands)
As of December 31, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Ending balance: individually evaluated for impairment	$42	$1,860	$-	$-	$25	$6	$-	$-	$1,933
Ending balance: collectively evaluated for impairment	$1,145	$2,146	$9	$-	$556	$435	$72	$21	$4,384

Loans receivables:
Ending balance	$105,844	$292,774	$45,647	$1,356	$69,830	$26,321	$4,690	$-	$546,462
Ending balance: individually evaluated for impairment	$300	$10,245	$-	$-	$291	$76	$-	$-	$10,912
Ending balance: collectively evaluated for impairment	$105,544	$282,529	$45,647	$1,356	$69,539	$26,245	$4,690	$-	$535,550

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at September 30, 2014 and December 31, 2013 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
September 30, 2014	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$25
Commercial real estate	11,189	9,443	8,154
Residential mortgage	1,141	1,100	877
Home equity	50	7	6
	$12,420	$10,585	$9,062

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2013	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$29
Commercial real estate	10,581	8,686	7,470
Residential mortgage	423	417	266
	$11,044	$9,138	$7,765

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at September 30, 2014 totaled $9,062,000, of which, $2,071,000 represented six accruing loans among five unrelated relationships.  Two loans belong to a borrower who was upgraded and moved to accruing status during the year.  These two loans accounted for $1,471,000 of the total accruing troubled debt restructured loan balance.  One other large commercial real estate loan represented $527,000, while the remaining three loans are residential mortgages, all in compliance with the terms of the modification.  The remaining $6,991,000, representing 16 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Of these 16 loans, one business relationship accounted for five loans totaling $601,000, another commercial relationship accounted for two loans totaling $579,000, and a residential real estate relationship accounted for two loans totaling $535,000.  The remaining seven loans to unrelated borrowers totaled $5,276,000.  Included in the $5,276,000 are two large commercial real estate loans with balances of $3,123,000 and $1,557,000.

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

As a result of the evaluations at September 30, 2014 and September 30, 2013, all necessary specific allocations and charge-offs have been appropriately taken in the opinion of management.  As of September 30, 2014 and September 30, 2013, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  As of September 30, 2014, one forbearance agreement was negotiated during 2008, 10 forbearance agreements were negotiated during 2009, one forbearance agreement was negotiated in 2010, five forbearance agreements were negotiated in 2013, and five forbearance agreements were negotiated in 2014.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

There were no loans modified resulting in troubled debt restructurings for the three months ended September 30, 2014 and September 30, 2013.  The following tables summarize loans whose terms have been modified resulting in troubled debt restructurings during the nine months ended September 30, 2014 and September 30, 2013.

	Nine Months Ended
(Dollars in thousands)		Pre-Modification	Post-Modification
September 30, 2014	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	2	$1,057	$757	$742
Residential mortgage	2	718	683	669
Home equity	1	50	7	6
	5	$1,825	$1,447	$1,417

	Nine Months Ended
(Dollars in thousands)		Pre-Modification	Post-Modification
September 30, 2013	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	3	$6,091	$5,588	$5,502
Residential mortgage	2	74	74	29
	5	$6,165	$5,662	$5,531

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three or nine months ended September 30, 2014.  The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at September 30, 2014 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$26,865	$-	$26,865	$-
Mortgage-backed U.S. government agencies	40,679	-	40,679	-
State and political subdivision obligations	78,990	-	78,990	-
Equity securities	1,600	558	1,042	-
	$148,134	$558	$147,576	$-

(Dollars in thousands)		Fair value measurements at December 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$12,834	$-	$12,834	$-
Mortgage-backed U.S. government agencies	39,392	-	39,392	-
State and political subdivision obligations	69,038	-	69,038	-
Equity securities	1,539	519	1,020	-
	$122,803	$519	$122,284	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)		Fair value measurements at September 30, 2014 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$7,002	$-	$-	$7,002
Foreclosed Assets Held for Sale	503	-	-	503
Mortgage Servicing Rights	198	-	-	198

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Fair value measurements at December 31, 2013 using:
	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,535	$-	$-	$6,535
Foreclosed Assets Held for Sale	465	-	-	465
Mortgage Servicing Rights	223	-	-	223

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$7,002	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	28%
Foreclosed Assets Held for Sale	503	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	24%
Mortgage Servicing Rights	198	Multiple of annual service fee	Estimated prepayment speed based on rate and term	280% - 400%	357%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,535	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	25%
Foreclosed Assets Held for Sale	465	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	24%
Mortgage Servicing Rights	223	Multiple of annual service fee	Estimated prepayment speed based on rate and term	240% - 400%	349%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2014 and December 31, 2013.

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$15,247	$15,247	$8,623	$8,623
Interest-bearing time balances with other financial institutions	5,772	5,772	7,513	7,513
Investment securities	148,134	148,134	122,803	122,803
Net loans and leases	561,750	564,735	540,145	548,923
Restricted investment in bank stocks	3,395	3,395	2,969	2,969
Accrued interest receivable	3,000	3,000	2,704	2,704
Mortgage servicing rights	198	198	223	223

Financial liabilities:
Deposits	$645,997	$647,481	$608,130	$610,419
Short-term borrowings	21,854	21,854	23,833	23,833
Long-term debt	33,008	32,931	23,145	22,988
Accrued interest payable	646	646	393	393

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2014 and December 31, 2013 not previously disclosed.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$561,750	$564,735	$-	$-	$564,735

Financial instruments - liabilities
Deposits	$645,997	$647,481	$-	$647,481	$-
Long-term debt	33,008	32,931	-	32,931	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$540,145	$548,923	$-	$-	$548,923

Financial instruments - liabilities
Deposits	$608,130	$610,419	$-	$610,419	$-
Long-term debt	23,145	22,988	-	22,988	-

(5)         Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $9,142,000 and $8,458,000 standby letters of credit outstanding as of September 30, 2014 and December 31, 2013, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of September 30, 2014 for payment under standby letters of credit issued was not material.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$8	$8	$3	$4
Interest cost	13	11	9	9
Amortization of prior service cost	6	5	1	-
Net periodic benefit cost	$27	$24	$13	$13

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Service cost	$25	$24	$10	$13
Interest cost	38	33	28	26
Amortization of prior service cost	15	16	1	1
Net periodic benefit cost	$78	$73	$39	$40

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(7)           Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Defined Benefit Plans Liabilities	Accumulated Other Comprehensive Income (Loss)

Balance - September 30, 2014	$1,426	$(117)	$1,309

Balance - December 31, 2013	$(745)	$(127)	$(872)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of September 30, 2014:

Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - December 31, 2013	120	120,000
January 1, 2014 - September 30, 2014	-	-
Total	5,000	$5,000,000

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$1,595	$1,488	$4,813	$3,539
Less: Accretion of Series A preferred stock discount	-	-	-	14
Dividends on Series B preferred stock	88	88	263	222
Net income available to common shareholders	$1,507	$1,400	$4,550	$3,303

Weighted average common shares outstanding	3,496,063	3,492,228	3,495,293	3,491,651
Basic earnings per common share	$0.43	$0.40	$1.30	$0.95

Mid Penn did not have dilutive securities outstanding during the periods ended September 30, 2014 and 2013.

(11)          Recent Accounting Pronouncements

ASU 2014-01:  The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323):  Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

ASU 2014-09:  The FASB issued ASU Update 2014-09, Revenue from Contracts with Customers (Topic 606).

The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps: i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The ASU is effective for annual periods beginning after December 15, 2016, including interim periods therein.  Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  Under the this alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings.  That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP.  Early adoption is prohibited.

ASU 2014-14:  The FASB issued ASU Update 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

The amendments in this Update address a practice issue related to the classification of certain foreclosed residential and nonresidential mortgage loans that are either fully or partially guaranteed under government programs.  Specifically, creditors should reclassify loans that meet certain conditions to "other receivables" upon foreclosure, rather than reclassifying them to other real estate owned (OREO).  The separate other receivable recorded upon foreclosure is to be measured based on the amount of the loan balance (principal and interest) the creditor expects to recover from the guarantor.

The ASU is effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted, if the entity has already adopted ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.   Transition methods include a prospective method and a modified retrospective method; however, entities must apply the same transition method as elected under ASU 2014-04.

Mid Penn is evaluating the effects these Updates will have on its consolidated financial statements.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(12)          Agreement and Plan of Merger

On August 27, 2014, Mid Penn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Phoenix Bancorp, Inc., a Pennsylvania corporation (“Phoenix”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Phoenix will merge with and into Mid Penn, with Mid Penn continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, Miners Bank, a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, will merge with and into Mid Penn Bank, a Pennsylvania-state chartered bank and wholly-owned subsidiary of Mid Penn, with Mid Penn Bank continuing as the surviving entity. The Merger Agreement was approved by the Board of Directors of each of Mid Penn and Phoenix. Phoenix shareholders may seek appraisal rights as dissenting shareholders under Pennsylvania law.

Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, Phoenix shareholders will have the right to receive, at their election (but subject to customary procedures applicable to oversubscription and undersubscription for cash consideration), 3.167 shares (the “Exchange Ratio”) of common stock of Mid Penn (the “Mid Penn Common Stock”), $51.60 in cash or a combination of cash and Mid Penn’s Common Stock for their shares of common stock of Phoenix (the “Merger Consideration”). The amount of Merger Consideration issuable to Phoenix shareholders is subject to a pre-closing adjustment based on, with respect to one OREO property held by Miners Bank, the estimated costs, if any, for environmental remediation that may be required and any loss in connection with the maintenance and disposition costs of such property, net of any tax benefit and any recoveries from the sale of any parcels. Mid Penn may, at its election, reduce the amount of Merger Consideration if, and only to the extent that, these costs exceed $400,000. The Exchange Ratio is subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving Mid Penn Common Stock. At the closing of the Merger, 80% of the outstanding shares of Phoenix common stock will be converted into the right to receive shares of Mid Penn Common Stock and the remainder of the outstanding shares of Phoenix common stock will be converted into the right to receive cash.

Mid Penn has agreed to assume all of the issued and outstanding shares of Phoenix’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”), which were issued to the U.S. Department of Treasury pursuant to the Small Business Lending Fund program, upon completion of the Merger. As of the date of this Agreement, the SBLF Preferred Stock had an aggregate liquidation preference of $2,625,000.

Completion of the Merger is subject to various conditions, including, among others, (a) approval by Phoenix shareholders of the Merger, (b) approval by Mid Penn shareholders of the Merger, (c)  assumption of the SBLF Preferred Stock by Mid Penn, and (d) receipt of required regulatory approvals.

The transaction is expected to be during either the first or second quarter of 2015.

MID PENN BANCORP, INC. Management’s Discussion and Analysis

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2014, compared to year-end 2013, and the Results of Operations for the three and nine months ended September 30, 2014, compared to the same period in 2013.

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

•	The costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	Technological changes;
•	Acquisitions and integration of acquired businesses, which may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•	Results of the regulatory examination and supervision process;
•	Loss of certain key officers;
•	The failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	Acts of war or terrorism;
•	Our ability to maintain compliance with the exchange rules of the NASDAQ Stock Market, Inc.;
•	Our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	Volatilities in the securities markets;
•	Disruptions due to flooding, severe weather, or other natural disasters or Acts of God; and
•	Slow economic conditions.

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

MID PENN BANCORP, INC. Management’s Discussion and Analysis

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

Results of Operations

Overview

Net income available to common shareholders was $1,507,000, $0.43 basic earnings per common share, for the quarter ended September 30, 2014, as compared to net income available to common shareholders of $1,400,000, or $0.40 basic earnings per common share, for the quarter ended September 30, 2013, a 7.6% increase.  During the nine months ended September 30, 2014, net income available to common shareholders was $4,550,000 or $1.30 basic earnings per common share, versus $3,303,000, or $0.95 basic earnings per common share for the same period in 2013, a 37.8% increase.

Net interest income increased $103,000, or 1.6%, to $6,544,000 for the quarter ended September 30, 2014 from $6,441,000 during the quarter ended September 30, 2013.  Through the nine months of 2014, net interest income increased $1,820,000, or 10.3%, to $19,567,000 from $17,747,000 during the same period in 2013.

The provision for loan and lease losses in the third quarter of 2014 was $395,000, compared to $575,000 in the third quarter of 2013.  During the nine months ended September 30, 2014, the provision for loan and lease losses was $1,217,000 compared to $1,485,000 for the nine months ended September 30, 2013.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Return on average assets	0.84%	0.85%	0.89%	0.68%
Return on average equity	10.73%	11.37%	11.39%	9.00%

Total assets increased $51,278,000, or 7.1%, to $764,403,000 at September 30, 2014, from $713,125,000 at December 31, 2013.  Available-for-sale investment securities increased $25,331,000 from $122,803,000 at December 31, 2013 to $148,134,000 at September 30, 2014.  Due to the strategic increase in public funds deposits, Mid Penn increased the amount of pledgeable investments in its portfolio.  Gross loans increased $21,699,000 during the first nine months of 2014, while interest-bearing time deposits with other financial institutions decreased $1,741,000 from $7,513,000 at December 31, 2013 to $5,772,000 at September 30, 2014.  Mid Penn has been allowing a substantial portion of maturing interest-bearing time deposits with other financial institutions run off to fund loan growth and purchase higher yielding investment securities.  Total deposits increased $37,867,000 from $608,130,000 at December 31, 2013 to $645,997,000 at September 30, 2014.  Interest-bearing demand and money market deposit balances increased $38,613,000 to $436,439,000 at September 30, 2014 from $397,826,000 at December 31, 2013 due to the addition of large cash management, non-profit, and government accounts.  Time deposits declined $6,202,000 from $132,373,000 at December 31, 2013 to $126,171,000 at September 30, 2014 due to the strategy of allowing non-relationship time deposits run off to focus on lower-cost deposits, including public funds.  This strategy, coupled with strong earning assets, has improved margins and provided positive momentum to net interest income during the first nine months of 2014.  Long-term debt increased $9,863,000 from $23,145,000 at December 31, 2013 to $33,008,000 at September 30, 2014 because of the addition of a $10,000,000 FHLB Advance borrowing.  The long-term debt borrowing was taken as a prudent and planned asset liability management strategy to take advantage of low long-term borrowing rates and to help fund loan demand.

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

For the three months ended September 30, 2014, Mid Penn’s taxable-equivalent net interest margin decreased to 3.93%, from 4.08% for the three months ended September 30, 2013.  Net interest income, on a taxable-equivalent basis, in the three months ended September 30, 2014, increased to $6,966,000 from $6,764,000 during the same three months of 2013,  primarily attributable to the rise in both investment security yields from 2.83% to 3.47%, as well as the size of the portfolio.  These increases resulted in an increase in tax-effected investment security income of $366,000, or 41.2%, during the three months ended September 30, 2014 compared to the same period in 2013.

For the nine months ended September 30, 2014, Mid Penn’s taxable-equivalent net interest margin increased to 4.03% from 3.79% for the nine months ended September 30, 2013.  Net interest income, on a taxable equivalent basis, in the first nine months of 2014, increased to $20,775,000 from $18,733,000 in the first nine months of 2013.  These increases are primarily attributable to the rise in investment security yields from 2.50% to 3.57%, increasing tax-effected investment security income by $958,000, or 36.7%, as well as the increase in loan volume, which equated to an increase in tax-effected loan income of $537,000, or 2.7%, during the nine months ended September 30, 2014 compared to the same period in 2013.

Included in the net interest income increase for the nine months ended September 30, 2014 is $335,000 in recaptured nonaccrual interest from two large commercial real estate loans to a commercial borrower that were returned to accruing status in June 2014, and does not have a material impact on Mid Penn’s interim consolidated financial statements.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan and lease portfolio, the growth in the loan and lease portfolio during the first nine months of 2014, and shifting collateral values from December 31, 2013 to September 30, 2014.

Following its model for loan and lease loss allowance adequacy, management recorded a $395,000 provision for the three months ended September 30, 2014, compared to a provision of $575,000 for the three months ended September 30, 2013.  During the nine months ended September 30, 2014, the provision for loan and lease losses was $1,217,000,  compared to $1,485,000 for the nine months ended September 30, 2013.  The allowance for loan and lease losses as a percentage of total loans was 1.13% at September 30, 2014, compared to 1.16% at December 31, 2013, and 60.01% of nonperforming loans at September 30, 2014, compared to 53.94% at December 31, 2013.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC. Management’s Discussion and Analysis

Noninterest Income

Noninterest income decreased $67,000, or 8.3%, during the third quarter of 2014 versus the same period in 2013.  During the nine months ended September 30, 2014, noninterest income decreased $87,000, or 3.5%, versus the same period in 2013.  The following components of noninterest income showed more significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
Net gain on sales of investment securities	$-	$108	$(108)	-100.00%

Mid Penn did not sell any securities in the three months ended September 30, 2014, and therefore, had no gain on such activity, compared to gains of $108,000 recognized in the three months ended September 30, 2013.

(Dollars in Thousands)	Nine Months Ended September 30,
	2014	2013	$ Variance	% Variance
Income from fiduciary activities	$445	$360	$85	23.61%
Net gain on sales of investment securities	150	220	(70)	-31.82%
Mortgage banking income	208	300	(92)	-30.67%
Merchant services income	198	260	(62)	-23.85%
Net gain on sales of SBA loans	97	-	97	NA

Income from fiduciary activities increased during the nine months ended September 30, 2014 versus the same period in 2013 as a result of increased sales of third party mutual funds and annuities during 2014 versus 2013.  Mid Penn recognized gains on the sale of investment securities in both 2014 and 2013 and the investment portfolio continues to be actively managed to react to changing market conditions and position the portfolio for future performance.  Mortgage banking income was down during the nine months ended September 30, 2014 over September 30, 2013.  Refinancing activity subsided in 2014 relative to 2013 due to mortgage rate increases.  While home purchase activity improved during the quarter, it did not rebound enough to compensate for the decline throughout the market area during the first quarter of 2014 due to harsh winter weather conditions.  This left Mid Penn behind for the nine months ended September 30, 2014 over the same period in 2013.  Merchant services income decreased for the nine months ended September 30, 2014 versus the same periods in 2013.  This variance is the result of increased competition in that business line along with harsh weather conditions during the first quarter as merchant sales were impacted by the lack of traffic.  Net gain on sales of SBA loans increased during the nine months ended September 30, 2014 versus the same period in 2013 as Mid Penn began selling the guaranteed portion of Small Business Association (SBA) loans in the secondary market in 2014.

Noninterest Expenses

Noninterest expenses increased $183,000, or 3.9%, during the third quarter of 2014, versus the same period in 2013.  During the nine months ended September 30, 2014, noninterest expenses increased $340,000, or 2.4%, versus the same period in 2013.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended September 30,
	2014	2013	$ Variance	% Variance
Pennsylvania Bank Shares tax expense	$64	$104	$(40)	-38.46%
FDIC Assessment	134	6	128	2,133.33%
Legal and professional fees	101	191	(90)	-47.12%
Loss (gain) on sale/write-down of foreclosed assets	52	(54)	106	-196.30%
Loan collection costs	76	32	44	137.50%
Other expenses	745	700	45	6.43%

Pennsylvania Bank Shares tax expense decreased during the three months ended September 30, 2014 in accordance with a change in the statutory calculation methodology. FDIC assessments consist of premiums paid by FDIC-insured institutions.  The assessments are based on statutory and risk classification factors.  FDIC assessments increased during the three months ended September 30, 2014 over the same period in 2013 due to a $139,000 refund from the FDIC in September 2013 for overbillings that began in the second quarter of 2012.  Legal and professional fees decreased during the three months ended September 30, 2014 due to a decrease in consultant expenses over the same period last year, which included one-time set-up fees associated with the migration of Mid Penn’s core banking data from an in-house environment to a service bureau hosted platform.  Loss (gain) on sale/write-down of foreclosed assets fluctuated during the three months ended September 30, 2014 versus the same period in 2013 due to the write-down of foreclosed assets as a result of updated appraisals on subject properties within the

MID PENN BANCORP, INC. Management’s Discussion and Analysis

portfolio in 2014 and the recognition of a substantial number of gains on the sale of a property during the third quarter of 2013.  Loan collection costs increased during the three months ended September 30, 2014 versus the same period in 2013 primarily due to real estate taxes Mid Penn was required to pay in 2014 in order to maintain its lien positions on foreclosed properties.  In addition, the three months ended September 30, 2013 loan collection cost figure was offset by $56,000 in previously paid costs reimbursed to Mid Penn in that quarter.  Other expenses increased during the three months ended September 30, 2014 primarily due to a migration to a per item cost structure associated with the transition to a hosted computer environment with our primary computer vendor during the fourth quarter of 2013.

(Dollars in Thousands)	Nine Months Ended September 30,
	2014	2013	$ Variance	% Variance
Salaries and employee benefits	$8,026	$8,199	$(173)	-2.11%
Occupancy expense, net	986	835	151	18.08%
Legal and professional fees	366	511	(145)	-28.38%
Loss (gain) on sale/write-down of foreclosed assets	109	(376)	485	-128.99%

Salaries and employee benefits decreased during the nine months ended September 30, 2014 versus the same period in 2013, primarily due to improved actual medical claims from Mid Penn’s self-insured plan.  2014 also reflects the benefit of lower staffing levels in operational areas derived from the conversion to a hosted computer environment with our primary computer vendor during the fourth quarter of 2013.  Occupancy expense increased during the nine months ended September 30, 2014 due to increases in snow removal costs and heating as a result of the harsh weather conditions during the first and early second quarters of 2014.    Legal and professional fees decreased during the nine months ended September 30, 2014 due to a decrease in consultant expenses over the same period last year, which included one-time set-up fees associated with the migration of Mid Penn’s core banking data from an in-house environment to a service bureau hosted platform.  Loss (gain) on sale/write-down of foreclosed assets fluctuated during the nine months ended September 30, 2014 versus the same period in 2013 due to the recognition of a substantial gain on the sale of a property during the second quarter of 2013.

Income Taxes

The provision for income taxes was $366,000 for the three months ended September 30, 2014, compared to the provision for income taxes of $440,000 in the same period last year.  The effective tax rate for the three months ended September 30, 2014, was 18.7% compared to 22.9% for the three months ended September 30, 2013.  This decrease is predominantly attributed to higher tax-exempt interest in the three months ended September 30, 2014 over the three months ended September 30, 2013 generated from municipal securities.  The provision for income taxes for the nine months ended September 30, 2014 was $1,211,000,  compared to $824,000 during the same period in 2013.  The effective tax rate for the nine months ended September 30, 2014 was 20.1% compared to 18.9% for the nine months ended September 30, 2013.  This increase is mainly due to Mid Penn’s strong earnings in 2014 compared to the same period last year.  Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first nine months of 2014, Mid Penn experienced an increase in loans outstanding of $21,699,000, or 4.0%.  Commercial and industrial loans, as well as commercial real estate construction loans accounted for the majority of the growth as noted in the table below.

(Dollars in thousands)	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Commercial and industrial	$116,563	20.5%	$105,844	19.4%
Commercial real estate	294,803	51.9%	292,774	53.6%
Commercial real estate - construction	55,189	9.7%	45,647	8.4%
Lease financing	1,215	0.2%	1,356	0.2%
Residential mortgage	68,450	12.0%	69,830	12.8%
Home equity	27,895	4.9%	26,321	4.8%
Consumer	4,046	0.8%	4,690	0.8%
	$568,161	100.0%	$546,462	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania.  This region currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices which

MID PENN BANCORP, INC. Management’s Discussion and Analysis

help shield the local area from national trends.  At September 30, 2014, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 5.3% versus the seasonally adjusted national unemployment rate of 5.9%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first nine months of 2014, Mid Penn had net charge-offs of $1,123,000 compared to net charge-offs of $1,201,000 during the same period of 2013.  Loans charged off during the first nine months of 2014 were comprised of 14 commercial real estate loans spread among nine unrelated relationships totaling $934,000, five residential real estate loans to unrelated borrowers totaling $133,000, three commercial and industrial loans to unrelated borrowers totaling $62,000, one home equity loan for $43,000, and five consumer loans to unrelated borrowers totaling $23,000.  The remaining $8,000 was comprised of deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the nine months ended September 30, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Average total loans outstanding (net of unearned interest)	$549,038	$499,726
Period ending total loans outstanding (net of unearned interest)	568,161	528,546

Balance, beginning of period	6,317	5,509

Loans charged off during period	(1,203)	(1,357)
Recoveries of loans previously charged off	80	156
Net charge-offs	(1,123)	(1,201)

Provision for loan and lease losses	1,217	1,485
Balance, end of period	$6,411	$5,793

Ratio of net loans charged off to average loans outstanding (annualized)	0.27%	0.32%

Ratio of allowance for loan losses to net loans at end of period	1.13%	1.10%

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

MID PENN BANCORP, INC. Management’s Discussion and Analysis

At September 30, 2014, total nonperforming loans amounted to $10,684,000, or 1.88%, of loans and leases net of unearned income, as compared to levels of $11,710,000, or 2.14%, at December 31, 2013 and $11,742,000, or 2.22%, at September 30, 2013.

(Dollars in thousands)
	September 30, 2014	December 31, 2013	September 30, 2013
Nonperforming Assets:
Nonaccrual loans	$8,613	$10,877	$10,885
Accruing troubled debt restructured loans	2,071	833	857
Total nonperforming loans	10,684	11,710	11,742

Foreclosed real estate	849	965	2,047
Total non-performing assets	11,533	12,675	13,789

Accruing loans 90 days or more past due	-	-	-
Total risk elements	$11,533	$12,675	$13,789

Nonperforming loans as a % of total
loans outstanding	1.88%	2.14%	2.22%
Nonperforming assets as a % of total
loans outstanding and other real estate	2.03%	2.32%	2.60%
Ratio of allowance for loan losses
to nonperforming loans	60.01%	53.94%	49.34%

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

(Dollars in thousands)
	September 30, 2014	December 31, 2013
Period ending total loans outstanding (net of unearned interest)	$568,161	$546,462
Allowance for loan and lease losses	6,411	6,317
Total Nonperforming loans	10,684	11,710
Nonperforming and impaired loans with partial charge-offs	2,717	2,103

Ratio of nonperforming loans with partial charge-offs
to total loans	0.48%	0.38%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	25.43%	17.96%

Coverage ratio net of nonperforming loans with
partial charge-offs	80.47%	65.75%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.13%	1.16%

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

By definition, troubled debt restructurings are considered impaired.  Impairment for troubled debt restructured loans still accruing interest is tested each quarter for both the most effective impairment method to be utilized, and the level of impairment.  As of September 30, 2014, there were six accruing troubled debt restructured loans among five unrelated relationships.  Four loans to unrelated borrowers represented $600,000 in accruing troubled debt restructurings evaluated for impairment using the estimated fair value of the collateral securing the loan, while the remaining two accruing troubled debt restructurings representing $1,471,000, were evaluated for impairment using the discounted cash flow methodology.  As of December 31, 2013, there were five accruing troubled debt restructured loans to unrelated borrowers representing $833,000.  All five loans were evaluated for impairment using the estimated value of the collateral securing the loans.

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

MID PENN BANCORP, INC. Management’s Discussion and Analysis

As of September 30, 2014, Mid Penn had several loan relationships, with an aggregate carrying balance of $10,110,000, deemed impaired.  This group of loans is further broken down into a group of loans with an aggregate carrying balance of $7,156,000 for which specific allocations totaling $1,243,000 have been included within the allowance for loan and lease losses.  The remaining $2,954,000 of loans requires no specific allocation within the loan loss reserve.  The $10,110,000 of impaired loan relationships is comprised of $8,291,000 in real estate secured commercial relationships and $1,819,000 in business relationships.  There are specific allocations against the real estate secured group totaling $985,000,  representing 10 loans among eight relationships.  Two loans to unrelated commercial borrowers accounted for $465,000 and $217,000 of the specific allocation against real estate secured loans, while the additional eight loans, among the other six relationships, accounted for the remaining $303,000.  The group of impaired business relationships with specific allocations consists of four loans among three relationships with $257,000 in specific allocations set aside against these credits.  One large commercial participation relationship comprised of two loans is responsible for a specific allocation of $185,000 of the total pool attributable to this segment.  Management currently believes that the specific reserves are adequate to cover foreseeable probable losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,411,000 is adequate as of September 30, 2014.

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

MID PENN BANCORP, INC. Management’s Discussion and Analysis

Major sources of cash in the first nine months of 2014 came from the increase in demand deposits and savings accounts of $44,069,000, proceeds from the maturity of investment securities of $10,497,000, and proceeds from long-term debt borrowings of $10,000,000.

Major uses of cash in the first nine months of 2014 were the purchases of investment securities of $40,511,000 and the net increase in loans and leases of $23,613,000.

Major sources of cash in the first nine months of 2013 came from the proceeds from the maturities and sales of investment securities of $31,777,000 and $15,118,000, respectively, as well as the net increase in demand deposits and savings accounts of $16,475,000.

Major uses of cash in the first nine months of 2013 were the increase in net loans and leases of $48,175,000,  the decrease in time deposits of $21,082,000, and the purchases of investment securities of $18,376,000.

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

At September 30, 2014, shareholders’ equity was $58,811,000, an increase of $5,895,000, or 11.1%, from $52,916,000 at December 31, 2013.  Capital has been positively impacted in 2014 by positive earnings available to common shareholders of $4,550,000 and other comprehensive income of $2,181,000.  All of Mid Penn’s investment securities are classified as available-for-sale, making this portion of the balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income associated with the change in investment securities increased $2,171,000 from December 31, 2013, and accounts for the majority of the change in accumulated other comprehensive income (loss).

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The risk-based capital standards require all banks to have Tier 1 capital of at least 4.0% and total capital (including Tier 1 capital) of at least 8.0% of risk-weighted assets.  The capital standard based on average assets, also known as the “leverage ratio”, requires all, but the most highly-rated banks, to have Tier 1 capital of at least 4.0% of total average assets.  At September 30, 2014, Mid Penn met the definition of a “well-capitalized” institution.

On August 27, 2014 Mid Penn, and Phoenix Bancorp, Inc., (“Phoenix”), entered into a merger agreement that provides for the combination of the two companies.  Under the merger agreement, Phoenix will merge with and into Mid Penn, with Mid Penn remaining as the surviving entity, and the separate corporate existence of Phoenix will cease.  Miners Bank, a wholly-owned subsidiary of Phoenix, will merge with and into Mid Penn Bank, with Mid Penn Bank continuing as the surviving entity.  The estimated cash expenditure of the merger is estimated to be $2,949,000 and will be funded by additional long-term borrowings.  For further discussion on the merger, please see the Phoenix Merger section of the Management’s Discussion and Analysis.

MID PENN BANCORP, INC. Management’s Discussion and Analysis

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of September 30, 2014:
Tier 1 Capital (to Average Assets)	$56,435	7.6%	$29,541	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	56,435	10.3%	21,891	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	62,906	11.5%	43,782	8.0%		N/A	N/A

Bank
As of September 30, 2014:
Tier 1 Capital (to Average Assets)	$56,338	7.6%	$29,530	4.0%		$36,912	5.0%
Tier 1 Capital (to Risk Weighted Assets)	56,338	10.3%	21,891	4.0%		32,837	6.0%
Total Capital (to Risk Weighted Assets)	62,809	11.5%	43,782	8.0%		54,728	10.0%

Corporation
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,693	7.5%	$28,031	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,693	9.9%	21,234	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	59,100	11.1%	42,467	8.0%		N/A	N/A

Bank
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,598	7.5%	$28,041	4.0%		$35,051	5.0%
Tier 1 Capital (to Risk Weighted Assets)	52,598	9.9%	21,234	4.0%		31,850	6.0%
Total Capital (to Risk Weighted Assets)	59,005	11.1%	42,467	8.0%		53,084	10.0%

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

MID PENN BANCORP, INC. Management’s Discussion and Analysis

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

Under the new rules, mortgage servicing assets (MSAs) and certain deferred tax assets (DTAs) are subject to stricter limitations than those applicable under the current general risk-based capital rule.  The new rules also increase the risk weights for past-due loans, certain risk weights and credit conversion factors.

Preferred Stock Offering

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

Mid Penn may redeem shares of its Series B Preferred Stock at its option, in whole or in part, at any time subject to prior approval of the Federal Reserve Board, if then required, at a redemption price of $1,020 per share of Series B Preferred Stock plus an amount equal to any declared but unpaid dividends and in accordance with the terms and conditions set forth in a Certificate of Designations for the Series B Preferred Stock as filed with the Pennsylvania Department of State

Capital Purchase Program Participation

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

MID PENN BANCORP, INC. Management’s Discussion and Analysis

Phoenix Merger

On August 27, 2014, Mid Penn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Phoenix Bancorp, Inc., a Pennsylvania corporation (“Phoenix”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Phoenix will merge with and into Mid Penn, with Mid Penn continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, Miners Bank, a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, will merge with and into Mid Penn Bank, a Pennsylvania-state chartered bank and wholly-owned subsidiary of Mid Penn, with Mid Penn Bank continuing as the surviving entity. The Merger Agreement was approved by the Board of Directors of each of Mid Penn and Phoenix. Phoenix shareholders may seek appraisal rights as dissenting shareholders under Pennsylvania law.

Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, Phoenix shareholders will have the right to receive, at their election (but subject to customary procedures applicable to oversubscription and undersubscription for cash consideration), 3.167 shares (the “Exchange Ratio”) of common stock of Mid Penn (the “Mid Penn Common Stock”), $51.60 in cash or a combination of cash and Mid Penn’s Common Stock for their shares of common stock of Phoenix (the “Merger Consideration”). The amount of Merger Consideration issuable to Phoenix shareholders is subject to a pre-closing adjustment based on, with respect to one OREO property held by Miners Bank, the estimated costs, if any, for environmental remediation that may be required and any loss in connection with the maintenance and disposition costs of such property, net of any tax benefit and any recoveries from the sale of any parcels. Mid Penn may, at its election, reduce the amount of Merger Consideration if, and only to the extent that, these costs exceed $400,000. The Exchange Ratio is subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving Mid Penn Common Stock. At the closing of the Merger, 80% of the outstanding shares of Phoenix common stock will be converted into the right to receive shares of Mid Penn Common Stock and the remainder of the outstanding shares of Phoenix common stock will be converted into the right to receive cash.

Mid Penn has agreed to assume all of the issued and outstanding shares of Phoenix’s Senior Non-Cumulative Perpetual Preferred Stock, Series A (the “SBLF Preferred Stock”), which were issued to the U.S. Department of Treasury pursuant to the Small Business Lending Fund program, upon completion of the Merger. As of the date of this Agreement, the SBLF Preferred Stock had an aggregate liquidation preference of $2,625,000.

Completion of the Merger is subject to various conditions, including, among others, (a) approval by Phoenix shareholders of the Merger, (b) approval by Mid Penn shareholders of the Merger, (c)  assumption of the SBLF Preferred Stock by Mid Penn, and (d) receipt of required regulatory approvals.

The transaction is expected to be during either the first or second quarter of 2015.

MID PENN BANCORP, INC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2013, as reported in Mid Penn’s Form 10-K filed with the SEC on March 21, 2014.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2014, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended September 30, 2014, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

•

Exhibit 2.1 – Agreement and Plan of Merger, dated as of August 27, 2014, by and between Mid Penn Bancorp, Inc.and Phoenix Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2014.)

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	November 14, 2014
By:	/s/ Edward P. Williams
Edward P. Williams
Interim Principal Financial Officer

Date:	November 14, 2014

MID PENN BANCORP, INC.