Form 10-K
period 2014-12-31
MID PENN BANCORP INC
filed 2015-03-20
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

  (Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13677

MID PENN BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1666413
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

349 Union Street Millersburg, Pennsylvania	17061
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 1.866.642.7736

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value per share	The NASDAQ Stock Market LLC

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

Large accelerated filer       Accelerated Filer       Non-accelerated Filer       Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes     No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $15.82 per share, as reported by NASDAQ, on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $55,307,574.

As of March 6, 2015, the registrant had 4,221,680 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one-bank holding company, incorporated in the Commonwealth of Pennsylvania in August 1991.  Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.”  On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank (the “Bank”), and the Bank became a wholly owned subsidiary of Mid Penn.  Mid Penn’s primary business is to supervise and coordinate the business of its subsidiaries and to provide them with capital and resources.

Mid Penn Insurance Services, LLC is a wholly-owned subsidiary of Mid Penn Bank that provides a wide range of personal and commercial insurance products.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment.  At December 31, 2014, Mid Penn had total consolidated assets of $755,657,000, total deposits of $637,922,000, and total shareholders’ equity of $59,130,000.

As of December 31, 2014, Mid Penn Bancorp, Inc. did not own or lease any properties.  Mid Penn Bank owns or leases the banking offices as identified in Part I, Item 2.

All Mid Penn employees are employed by the Bank.  At December 31, 2014, the Bank had 187 full-time and 16 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

Mid Penn Bank

Millersburg Bank, the predecessor to the Bank, was organized in 1868, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company.  In 1971, Millersburg Trust Company adopted the name “Mid Penn Bank.”  On March 1, 2015, in connection with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”) by Mid Penn, Miners Bank, Phoenix’s wholly-owned banking subsidiary, merged with and into the Bank, with the Bank surviving and Miners Bank’s four branches operating as “Miners Bank, a Division of Mid Penn Bank”.  The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”) supervise the Bank. Mid Penn’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.  The Bank presently has 19 offices located in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties, Pennsylvania.

Mid Penn’s primary business consists of attracting deposits and loans from its network of community banking offices operated by the Bank.  The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, installment loans, personal loans, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits.  Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC to the maximum extent provided by law. In addition, the Bank provides a full range of trust and retail investment services.  The Bank also offers other services such as Internet banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

Acquisition of Phoenix Bancorp, Inc.

On March 1, 2015, Mid Penn acquired Phoenix, a bank holding company headquartered in Pottsville, Pennsylvania, by merger.  Phoenix shareholders received either 3.167 shares of Mid Penn’s common stock or $51.60 in cash in exchange for each share of Phoenix common stock.  Holders of contingent rights issued by Phoenix received approximately 0.414 shares of Mid Penn’s common stock as settlement of such rights.  As a result, Mid Penn issued approximately 724,000 shares of common stock with an acquisition date fair value of approximately $11,294,000, based on Mid Penn’s closing stock price of $15.60 on February 27, 2015, and cash of approximately $2,949,000.  Based on the merger agreement, outstanding stock appreciation rights of Phoenix were settled in cash in accordance with their terms.  Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was approximately $14,243,000.  The acquisition of Phoenix significantly expanded Mid Penn’s presence in Schuylkill County, Pennsylvania and established a presence in Luzerne County, Pennsylvania.

MID PENN BANCORP, INC.

Business Strategy

The Bank’s services are provided to small and middle-market businesses, consumers, nonprofit organizations, municipalities, and real estate investors through 19 full service banking facilities.  Mid Penn’s primary market currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices, which help shield the primary market from national trends.  At December 31, 2014, the seasonally adjusted unemployment rate for the Harrisburg/Carlisle area, Mid Penn’s primary market area, was 4.2% versus the seasonally adjusted national unemployment rate of 5.6%

The Bank seeks to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs.  Mid Penn believes that an emphasis on local relationship building and its conservative approach to lending are important factors in the success and growth of Mid Penn.

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

Lending Activities

The Bank offers a variety of loan products to its customers, including loans secured by real estate and commercial and consumer loans.  The Bank’s lending objectives are as follows:

•	to establish a diversified commercial loan portfolio; and
•

to provide a satisfactory return to Mid Penn’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

Credit risk is managed through portfolio diversification, underwriting policies and procedures and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2014, the Bank’s highest concentration of credit is in commercial real estate.  Most of the Bank’s business activity with customers is located in Central Pennsylvania, specifically in Dauphin, southern Northumberland, western Schuylkill, and eastern Cumberland Counties.

Investment Activities

Mid Penn’s investment portfolio is used to improve earnings through investments of funds in higher-yielding assets than overnight funding alternatives, while maintaining asset quality, which provides the necessary balance sheet liquidity for Mid Penn.  Mid Penn does not have any significant concentrations within investment securities.

Mid Penn’s entire portfolio of investment securities is considered available for sale.  As such, the investments are recorded on the balance sheet at fair value.  Mid Penn’s investments include US Treasury, agency and municipal securities that derive fair values relative to investments of the same type with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of existing securities will change.  This difference in value, or unrealized gain, amounted to $2,462,000 as of December 31, 2014.  A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no loss to the Bank.

For additional information with respect to Mid Penn’s business activities, see Part II, Item 7 of this report, which is incorporated herein by reference.

Sources of Funds

The Bank primarily uses deposits and borrowings to finance lending and investment activities.  Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and overnight borrowings from the Bank’s customers and correspondent banks.  All borrowings, except for lines of credit with the Bank’s correspondent banks, require collateral in the form of loans or securities.  Collateral levels, therefore, limit borrowings and the available lines of credit extended by the Bank’s creditors.  As a result, deposits remain critical to the future funding and growth of the business.  Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies.  This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

MID PENN BANCORP, INC.

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

Mid Penn has been able to compete effectively with other financial institutions by emphasizing customer service.  Mid Penn’s customer service model is based on convenient hours, efficient and friendly employees, local decision making, and quality products.  The Gramm-Leach-Bliley Act (“GLB”), which broke down many barriers between the banking, securities and insurance industries, has significantly affected the competitive environment in which Mid Penn operates.

The flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, have, until recently, had been a popular savings vehicle for investors.  The recent economic turmoil has negatively impacted the returns on many of these investments and impacted the manner in which investors distribute their funds across investment alternatives.  The safety of traditional bank products has again become an attractive option during this period of market volatility.  Mid Penn’s ability to attract funds in the future will be impacted by the public’s appetite for the safety of insured or local investments versus the returns offered by alternative choices as part of their personal investment mix.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both Federal and state laws.  The regulation and supervision of Mid Penn and the Bank are designed primarily for the protection of depositors, the DIF, and the monetary system, and not Mid Penn or its shareholders.  Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders.  If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated.

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank.  Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities and the FDIC.  The insurance activities of Mid Penn Insurance Services, LLC are subject to regulations by the insurance departments of the various states in which it conducts business including principally the Pennsylvania Department of Insurance.  The descriptions below of, and references to, applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on Mid Penn or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

Holding Company Regulation

Mid Penn is a registered bank holding company subject to supervision and regulation by the Federal Reserve.  As such, it is subject to the Bank Holding Company Act of 1956 (“BHCA”) and many of the Federal Reserve’s regulations promulgated thereunder.  The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil penalties.

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

MID PENN BANCORP, INC.

Gramm-Leach-Bliley Financial Modernization Act

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

Bank Regulation

The Bank, a Pennsylvania-chartered institution, is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC.  The deposits of the Bank are insured by the FDIC to the maximum extent provided by law.  The FDIC assesses deposit insurance premiums the amount of which depends in part on the condition of the Bank. Moreover, the FDIC may terminate deposit insurance of the Bank under certain circumstances.  The federal and state banking regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions is met.  In addition, the Bank is subject to a variety of local, state and federal laws that affect its operations.

Banking regulations include, but are not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans, compensation standards, payment of dividends, and the safety and soundness of banking practices.

Capital Requirements

Under risk-based capital requirements for bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent.  Through December 31, 2014, at least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital” and together with Tier 2 Capital, “Total Capital”).  The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).

In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies.  These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5%.  The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the requirements indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  The Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio.

In January 2015, the Federal Reserve proposed to raise the asset size threshold for determining the applicability of its Small Bank Holding Company Policy Statement, as required by recent federal legislation adopted in December 2014, from $500 million to $1 billion and, so long as certain qualitative factors are met, to be regulated under such policy, which allows simplified reporting requirements and less stringent capital standards that reflect the traditional banking services provided by such smaller banks.

The Bank is subject to similar capital requirements adopted by the FDIC. The FDIC has not advised the Bank of any specific minimum leverage ratios.

MID PENN BANCORP, INC.

The capital ratios of Mid Penn and the Bank are described in Note 16 to Mid Penn’s Consolidated Financial Statements, which are included herein.

Banking regulators continue to indicate their desire to further develop capital requirements applicable to banking organizations.  Changes to capital requirements could materially affect the profitability of Mid Penn or the fair value of Mid Penn stock.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The phase-in period for community banking organizations begins January 1, 2015.  The final rules call for the following capital requirements:

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

Under the proposed rules, accumulated other comprehensive income (“AOCI”) would have been included in a banking organization’s common equity tier 1 capital.  The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital.  The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.

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

Under the new rules, mortgage servicing assets (“MSAs”) and certain deferred tax assets (“DTAs”) are subject to stricter limitations than those applicable under the current general risk-based capital rule.  The new rules also increase the risk weights for past-due loans, certain risk weights and credit conversion factors.

Mid Penn has assessed the impact of these changes on the regulatory ratios of Mid Penn and the Bank on the capital, operations, liquidity and earnings of Mid Penn and the Bank, and concluded that the new rules will not have a material negative effect.

Safety and Soundness Standards

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

MID PENN BANCORP, INC.

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

Deposit Insurance

The FDIC insures deposits of the Bank through the DIF. The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon a variety of factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC insures deposits up to $250,000.  The Bank pays an insurance premium into the DIF based on the quarterly average daily deposit liabilities net of certain exclusions.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution.  Finally, certain risk multipliers may be applied to the adjusted assessment.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Act, the assessment base that the FDIC will use to calculate assessment premiums will be a bank’s average assets minus average tangible equity.   As the asset base of the banking industry is larger than the deposit base, the range of assessment rates will change to a low of 2.5 basis points through a high of 45 basis points, per $100 of assets; however, the dollar amount of total actual premiums is expected to be roughly the same.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the DIF to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  Those new formulas began in the second quarter of 2011, but did not affect the Bank.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

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

MID PENN BANCORP, INC.

the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively.  Anti-tying restrictions (which prohibit conditioning the availability or terms of credit on the purchase of another banking product) further restrict the Bank’s relationships with its customers.

Privacy Laws

The federal banking regulators have issued a number of regulations governing the privacy of consumer financial and customer information.  The regulations limit the disclosure by financial institutions, such as Mid Penn and the Bank, of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes.  Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties.  More specifically, the regulations require financial institutions to:

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

The USA Patriot Act

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was signed into law.  The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism.  The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state-chartered banks:

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

Anti-Money Laundering and Anti-Terrorism Financing

Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including Mid Penn and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.  Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing.  The effectiveness of a financial institution in combating money-laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank.

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

While the JOBS Act is not expected to have any immediate application to Mid Penn, management will continue to monitor the implementation rules for potential effects which might benefit the Corporation.

Dodd-Frank Act

The Dodd-Frank Act, which became law in July 2010, significantly changes regulation of financial institutions and the financial services industry, including:  creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing certain trust preferred securities from qualifying as Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve the power to regulate debit card interchange fees; and implementing corporate governance changes.  Many aspects of the Dodd-Frank Act are subject to rulemaking that will take effect over several years, thus making it difficult to assess the impact of the statute on the financial industry, including Mid Penn, at this time.

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

Small Business Lending Fund

In connection with its acquisition of Phoenix, Mid Penn issued 1,750 shares of its Senior Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”), to the U.S. Department of the Treasury (“Treasury”).  The SBLF Preferred Shares qualify as Tier 1 Capital.

The terms of the SBLF Preferred Shares impose limits on the ability of Mid Penn to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Shares, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Shares (such as Mid Penn’s 7% Non-Cumulative, Non-Voting, Non-Convertible Perpetual Preferred Stock, Series B), junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Shares, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Shares, Mid Penn may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of Mid Penn’s Tier 1 Capital would be at least $9.7 million, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares (the “Tier 1 Dividend Threshold”).

Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. The dividend rate on the SBLF Preferred will remain fixed at 1.00% until January 2016, when it will increase to 9.00%.

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

Additionally, the Pennsylvania Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act provides, among other things, protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others.  A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice.  A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substance on or from the property, or known and willfully compelled the borrower to commit an action which caused such release or violate an environmental act.  The Pennsylvania Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act does not limit federal liability which still exists under certain circumstances.

Corporate Governance

The Sarbanes-Oxley Act of 2002 and related regulations adopted by the SEC and Nasdaq address the following other issues:  corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information.  Mid Penn has prepared policies, procedures, and systems designed to ensure compliance with these regulations.

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

Mid Penn is subject to lending risk

As of December 31, 2014, approximately 72.0% of Mid Penn’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because Mid Penn’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

Competition from other financial institutions may adversely affect Mid Penn’s profitability

Mid Penn’s banking subsidiary faces substantial competition in originating both commercial and consumer loans.  This competition comes principally from other banks, credit unions, savings institutions, mortgage banking companies and other lenders.  Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office

MID PENN BANCORP, INC.

locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.  This competition could reduce Mid Penn’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

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

We have shares of preferred stock outstanding which have preference over the common stock as to dividends and liquidation distributions, among other preferential rights

As of the date hereof, we have issued and outstanding 5,000 shares of 7% Non-Cumulative, Non-Voting, Non-Convertible Perpetual Preferred Stock, Series B, par value $1.00 per share (the “Series B Preferred Stock”) and, in connection with the acquisition of Phoenix, the SBLF Preferred Shares.  The Series B Preferred Stock and the SBLF Preferred Shares afford holders thereof a preference to assets upon liquidation and an annual dividend which rights impact the outstanding shares of common stock.    The dividends declared on the Series B Preferred Stock and the SBLF Preferred Shares reduce income available to common shareholders and Mid Penn’s earnings per common share.  In the event of a liquidation of Mid Penn's assets, holders of Series B Preferred Stock and the SBLF Preferred Shares will have a right to receive as a liquidation payment any remaining assets of Mid Penn prior to any distributions to holders of the common stock, and the holders of the Series B Preferred Stock and the SBLF Preferred Shares may be able to block actions otherwise approved by the holders of the common stock if such action is adverse to their rights.

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

MID PENN BANCORP, INC.

procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Mid Penn’s business, results of operations, and financial condition.

Mid Penn’s ability to pay dividends on its common stock, Series B Preferred Stock and SBLF Preferred Shares depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

Mid Penn is a bank holding company and its operations are conducted by its subsidiaries.  Its ability to pay dividends on its common stock, Series B Preferred Stock and SBLF Preferred Shares depends on its receipt of dividends from the Bank.  Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits, and retained earnings, imposed by the various banking regulatory agencies.  The ability of the Bank to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.  There is no assurance that Mid Penn’s subsidiaries will be able to pay dividends in the future or that Mid Penn will generate adequate cash flow to pay dividends in the future.  Federal Reserve policy, which applies to Mid Penn as a registered bank holding company, also provides that dividends by bank holding companies should generally be paid out of current earnings looking back over a one-year period.  Mid Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

The terms of the SBLF Preferred Shares impose limits on the ability of Mid Penn to pay dividends and repurchase shares of common stock.  Under the terms of the SBLF Preferred Shares, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Shares (such as the Series B Preferred Stock), junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Shares, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

Under the terms of the SBLF Preferred Shares, Mid Penn may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Shares, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of Mid Penn’s Tier 1 Capital would be at least $9.7 million, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Shares.

The 1.00% dividend rate on the SBLF Preferred Shares will remain fixed at this level until January 2016, when it will increase to 9.00%

The per annum dividend rate on the SBLF Preferred Shares is fixed at 1.00% until January 2016, when it will increase to 9.00%.  Depending on Mid Penn’s financial condition at the time, this increase in the dividend rate could have a material negative effect on its liquidity and results of operations.

Mid Penn’s profitability depends significantly on economic conditions in central Pennsylvania

Unlike larger or regional lenders that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in central Pennsylvania, especially in eastern Cumberland, Dauphin, northwestern Lancaster, western Luzerne, southern Northumberland, and Schuylkill Counties, which Mid Penn defines as our primary market.  The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in the national and global economics, and other factors beyond our control.  An economic recession or a delayed recovery over a prolonged period of time in Central Pennsylvania area could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure you that adverse changes in the local economy would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

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

The soundness of other financial institutions may adversely affect Mid Penn

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  Mid Penn has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose Mid Penn to credit risk in the event of a default by a counterparty or client.  In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn.  Any such losses could have a material adverse effect on the Mid Penn’s financial condition and results of operations.

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

Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earning

Poor economic conditions and the resulting bank failures have increased the costs of the FDIC and depleted the DIF.  Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments.  Mid Penn generally is unable to control the amount of premiums or special assessments that its subsidiary is required to pay for FDIC insurance.  Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

Future credit downgrades of the United States Government due to issues relating to debt and the deficit may adversely affect the Mid Penn

As a result of failure of the federal government to reach agreement over federal debt and the ongoing issues connected with the debt ceiling, certain rating agencies placed the United States government’s long-term sovereign debt rating on their equivalent of negative watch and announced the possibility of a rating downgrade.   The rating agencies, due to constraints related to the rating of the United States, also placed government-sponsored enterprises in which Mid Penn invests and receives lines of credit on negative watch and a downgrade of the United States’ credit rating would trigger a similar downgrade in the credit rating of these government sponsored enterprises.  Furthermore, the credit rating of other entities, such as state and local governments, may also be downgraded should the United States credit rating be downgraded.  The impact that a credit rating downgrade may have on the national and local economy could have an adverse effect on Mid Penn’s financial condition and results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

MID PENN BANCORP, INC.

ITEM 2.    PROPERTIES

With the exception of the Market Square Office, Derry Street Loan Administrative Office, River Chase Administrative Office, Simpson Ferry Road Office, and the Elizabethtown Office, the Bank owns the properties listed below, as well as certain parking facilities related to its banking offices, all of which are free and clear of any lien.  The Bank’s main office and all branch offices are located in Pennsylvania.  All of these properties are in good condition and are deemed by management to be adequate for the Bank’s purposes.  The table below sets forth the location of each of the Bank’s properties at December 31, 2014.

Property Location	Description of Property	Property Location	Description of Property

Millersburg Office		Lykens Office
349 Union Street	Main Office &	550 Main Street	Branch Office
Millersburg, PA 17061	Branch Office	Lykens, PA 17048

Elizabethville Office		Allentown Boulevard Office
4642 State Route 209	Branch Office	5500 Allentown Boulevard	Branch Office
Elizabethville, PA 17023		Harrisburg, PA 17112

Dalmatia Office		Market Square Office
132 School House Road	Branch Office	17 N. Second Street	Branch Office
Dalmatia, PA 17017		Harrisburg, PA 17101

Carlisle Pike Office		Steelton Office
4622 Carlisle Pike	Branch Office	51 South Front Street	Branch Office
Mechanicsburg, PA 17050		Steelton, PA 17113

Derry Street Office		Middletown Office
4509 Derry Street	Branch Office	1100 Spring Garden Drive	Branch Office
Harrisburg, PA 17111		Middletown, PA 17057

Front Street Office		Camp Hill Office
2615 North Front Street	Branch Office	2101 Market Street	Branch Office
Harrisburg, PA 17110		Camp Hill, PA 17011

Tower City Office		Operations Center
545 East Grand Avenue	Branch Office	894 N. River Road	Operations Center
Tower City, PA 17980		Halifax, PA 17032

Dauphin Office		River Chase Administrative Office
1001 Peters Mountain Road	Branch Office	4311 North Front Street, Ste. 101	Administrative Office
Dauphin, PA 17018		Harrisburg, PA 17110

Derry Street Loan Administrative		Elizabethtown Office
Office	Administrative Office	2305 South Market Street	Branch Office
4099 Derry Street		Elizabethtown, PA 17022
Harrisburg, PA 17111

Simpson Ferry Road Office*
5288 Simpson Ferry Road
Mechanicsburg, PA 17055

*  Mid Penn anticipates opening a branch at this location in May 2015.

MID PENN BANCORP, INC.

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

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2014	$14.97	$13.25	$0.05
June 30, 2014	16.00	14.00	0.10
September 30, 2014	16.33	15.05	0.10
December 31, 2014	15.95	15.06	0.20

March 31, 2013	$11.60	$10.15	$-
June 30, 2013	11.34	9.80	0.05
September 30, 2013	12.70	10.80	0.05
December 31, 2013	14.85	11.38	0.15

Transfer Agent:  Computershare, Attn: Shareholder Services, P.O. Box 30170, College Station, TX  77842-3170.  Phone:  1-800-368-5948.

Number of Shareholders:  As of March 6, 2015, there were approximately 1,611 shareholders of record of Mid Penn’s common stock.

Dividends:  Cash dividends of $0.45 were paid in 2014, while $0.25 was paid in both 2013 and 2012.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn is expected to be held at 10:00 a.m. on Tuesday, May 12, 2015, at 31 Bunker Hill Road, Halifax, PA  17032.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Mid Penn Bancorp, Inc.	100.00	72.89	75.04	114.24	149.43	166.80
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
Mid-Atlantic Custom Peer Group*	100.00	109.30	109.36	127.36	150.73	164.07

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Source : SNL Financial LC, Charlottesville, VA
© 2015
www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is attached to this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.    SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)
	2014	2013	2012	2011	2010
INCOME:
Total Interest Income	$30,627	$28,983	$30,366	$31,545	$30,148
Total Interest Expense	4,427	5,057	7,125	9,522	10,642
Net Interest Income	26,200	23,926	23,241	22,023	19,506
Provision for Loan and Lease Losses	1,617	1,685	1,036	1,205	2,635
Noninterest Income	3,248	3,290	3,683	2,996	3,414
Noninterest Expense	20,668	19,391	19,693	18,048	17,121
Income Before Provision for Income Taxes	7,163	6,140	6,195	5,766	3,164
Provision for Income Taxes	1,462	1,201	1,244	1,223	416
Net Income	5,701	4,939	4,951	4,543	2,748
Series A Preferred Stock Dividends and Discount Accretion	-	14	514	514	514
Series B Preferred Stock Dividends	350	309	-	-	-
Net Income Available to Common Shareholders	5,351	4,616	4,437	4,029	2,234

COMMON STOCK DATA PER SHARE:
Earnings Per Common Share (Basic)	$1.53	$1.32	$1.27	$1.16	$0.64
Earnings Per Common Share (Fully Diluted)	1.53	1.32	1.27	1.16	0.64
Cash Dividends	0.45	0.25	0.25	0.20	-
Book Value Per Common Share	15.48	13.71	13.57	12.47	10.98
Tangible Book Value Per Common Share	15.13	13.35	13.19	12.10	10.58

AVERAGE SHARES OUTSTANDING (BASIC)	3,495,705	3,491,653	3,486,543	3,481,414	3,479,780
AVERAGE SHARES OUTSTANDING (FULLY DILUTED)	3,495,705	3,491,653	3,486,543	3,481,414	3,479,780

AT YEAR-END:
Available For Sale Investment Securities	$141,634	$122,803	$154,295	$159,043	$70,702
Loans and Leases, Net of Unearned Interest	571,533	546,462	484,220	482,717	467,735
Allowance for Loan and Lease Losses	6,716	6,317	5,509	6,772	7,061
Total Assets	755,657	713,125	705,200	715,383	637,457
Total Deposits	637,922	608,130	625,461	634,055	554,982
Short-term Borrowings	578	23,833	-	-	1,561
Long-term Debt	52,961	23,145	22,510	22,701	27,883
Shareholders' Equity	59,130	52,916	52,220	53,452	48,201

RATIOS:
Return on Average Assets	0.78%	0.71%	0.69%	0.66%	0.44%
Return on Average Shareholders' Equity	9.95%	9.37%	8.78%	8.96%	5.71%
Cash Dividend Payout Ratio	29.41%	18.94%	19.69%	17.24%	0.00%
Allowance for Loan and Lease Losses to Loans and Leases	1.18%	1.16%	1.14%	1.40%	1.51%
Average Shareholders' Equity to Average Assets	7.80%	7.56%	7.98%	7.37%	7.73%

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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes;
•	acquisitions and integration of acquired businesses, including Phoenix, which may take longer or be more costly to complete than anticipated, including as a result of unexpected factors or events;
•

the anticipated cost savings and other synergies of acquisitions, including Phoenix, may take longer to be realized or may not be achieved in their entirety, and attrition in key client, partner and other relationships relating to such acquisition may be greater than expected;

•	results of the regulatory examination and supervision process;
•	loss of certain key officers;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	acts of war or terrorism;
•	our ability to maintain compliance with the exchange rules of the NASDAQ Stock Market LLC.;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	volatilities in the securities markets;
•	disruptions due to flooding, severe weather, or other natural disasters or Acts of God; and
•	slow economic conditions.

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Management of the Corporation considers the accounting judgments relating to the allowance for loan and lease losses and the evaluation of the Corporation’s investment securities for other-than-temporary impairment, to be the accounting areas that require the most subjective and complex judgments.

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

2014 versus 2013

Mid Penn’s net income available to common shareholders of $5,351,000 for the year 2014 reflects an increase of $735,000, or 15.9%, over the $4,616,000 for the year 2013.  This represents net income in 2014 of $1.53 per common share compared to $1.32 per common share in 2013.

Net income available to common shareholders for both the fourth quarter and year of 2014 was impacted by $573,000 in merger and acquisition expenses incurred in conjunction with the acquisition of Phoenix Bancorp, Inc.  Excluding these charges and the corresponding tax impact, net income available to common shareholders for the twelve months ended December 31, 2014 would have been $5,760,000, an increase of $1,144,000, or 24.8%, over the twelve months ended December 31, 2013.

Total assets of Mid Penn grew $42,532,000, or 6.0% in 2014 to close the year at $755,657,000, compared to $713,125,000 at the end of 2013.  The majority of the asset growth was centered in the loan portfolio, which increased $25,071,000, or 4.6%, to $571,533,000.  Mid Penn’s investment portfolio also increased $18,831,000, or 15.3%, to $141,634,000.

Total deposits increased $29,792,000, or 4.9%, from $608,130,000 at the end of 2013 to $637,922,000 at December 31, 2014.  This was part of a comprehensive effort to improve Mid Penn’s overall funding mix by reducing reliance on higher-priced money market and certificate of deposit funds and placing greater emphasis on less expensive demand deposits and savings balances.  As a result of these efforts, demand deposits and savings comprise 49.5% of total deposits at the end of 2014 versus 45.9% of total deposits at the end of 2013.  Mid Penn also had increased its long-term debt by $29,816,000, or 128.8%, to $52,961,000 by the end of 2014 to take advantage of low long-term borrowing rates and to provide funds to increase earning assets.  This increase in long-term debt reduced Mid Penn’s short-term borrowing position $23,255,000, or 97.6%, to $578,000 at the end of 2014.

Mid Penn’s return on average shareholders’ equity, (“ROE”), a widely recognized performance indicator in the financial industry, was 9.95% in 2014 and 9.37% in 2013.  Return on average assets (“ROA”), another performance indicator, was 0.78% in 2014 and 0.71% in 2013.

Mid Penn’s performance during 2014 improved over the results reported in 2013.  This improvement was the result of increasing earning assets, improving cost of funds, improvement in nonperforming loans, and consistent management of controllable expenses throughout 2014.

Net interest margin improved to 3.99% in 2014 from 3.80% in 2013.  This improvement was driven by a 15 basis point improvement in the rate on supporting liabilities to 0.71% in 2014 from 0.86% in 2013.  This improvement allowed average interest spread to increase to 3.91% from 3.70% in 2013 and net interest income on a tax equivalent basis to increase to $27,968,000 in 2014 from $25,250,000 in 2013. This increase was achieved in spite of the substantial pool of nonperforming loans being carried on the balance sheet.  The amount of interest income lost on this pool of troubled loans in 2014 amounted to $798,000.  Further discussion of net interest margin can be found in the Net Interest Income section below.

Total nonperforming assets decreased $1,168,000 from $12,675,000 in 2013 to $11,507,000 at the end of 2014.  Decreasing nonaccrual loans were the leading source of improvement in nonperforming assets.  Further discussion of these components can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Net charge-offs increased to $1,218,000 in 2014 from $877,000 during 2013, mainly due to the impact of two large recoveries in 2013 totaling $429,000.  Gross charge-offs fell $145,000 from $1,473,000 in 2013 to $1,328,000 in 2014.  Mid Penn decreased provision for loan and lease losses from $1,685,000 in 2013 to $1,617,000 in 2014.  This was largely driven by decreasing balances of nonperforming assets within the portfolio.  Further discussion of these issues can be found in the Provision for Loan and Lease Losses section below.

The Mid Penn’s tier one capital (to risk weighted assets) of $56,560,000, or 10.1%, and total capital (to risk weighted assets) of $63,336,000, or 11.4%, at December 31, 2014, are above the regulatory requirements.  Tier one capital consists primarily of the Bank’s shareholders' equity and any qualifying preferred stock. Total capital also includes qualifying subordinated debt, if any, and the allowance for loan and lease losses, within permitted limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

2013 versus 2012

Mid Penn’s net income available to common shareholders of $4,616,000 for the year 2013 reflected an increase of $179,000, or 4.0%, over the $4,437,000 for the year 2012.  This represented net income in 2013 of $1.32 per common share compared to $1.27 per common share in 2012.

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

Total deposits decreased $17,331,000, or 2.8%, from $625,461,000 at the end of 2012 to $608,130,000 at December 31, 2013.  This was part of a comprehensive effort to improve Mid Penn’s overall funding mix by reducing reliance on higher-priced money market and certificate of deposit funds and placing greater emphasis on less expensive demand deposits and savings balances.  As a result of these efforts, demand deposits and savings comprised 45.9% of total deposits at the end of 2013 versus 40.2% of total deposits at the end of 2012.  Mid Penn also had shifted to a short-term borrowing position of $23,833,000 as part of its funding strategy by the end of 2013.

Mid Penn’s ROE, a widely recognized performance indicator in the financial industry, was 9.37% in 2013 and 8.78% in 2012.  ROA, another performance indicator, was 0.71% in 2013 and 0.69% in 2012.

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

Mid Penn’s tier one capital (to risk weighted assets) of $52,693,000, or 9.9%, and total capital (to risk weighted assets) of $59,100,000, or 11.1%, at December 31, 2013, are above the regulatory requirements.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Net Interest Income

Net interest income, Mid Penn's primary source of revenue, represents the difference between interest income and interest expense.  Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

(Dollars in thousands)	Income and Rates on a Taxable Equivalent Basis for Years Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS:
Interest Earning Balances	$6,839	$41	0.60%	$14,818	$109	0.74%	$26,092	$236	0.90%
Investment Securities:
Taxable	62,214	1,501	2.41%	68,524	617	0.90%	99,906	1,154	1.16%
Tax-Exempt	74,508	3,303	4.43%	66,147	2,911	4.40%	55,033	2,609	4.74%
Total Securities	136,722			134,671			154,939
Federal Funds Sold	30	-	0.00%	3,580	11	0.31%	6,197	16	0.26%
Loans and Leases, Net	554,970	27,427	4.94%	508,638	26,639	5.24%	483,977	27,599	5.70%
Restricted Investment
in Bank Stocks	3,063	123	4.02%	2,545	20	0.79%	2,772	5	0.18%
Total Earning Assets	701,624	32,395	4.62%	664,252	30,307	4.56%	673,977	31,619	4.69%
Cash and Due from Banks	8,460			8,156			8,057
Other Assets	24,152			25,472			24,422
Total Assets	$734,236			$697,880			$706,456
LIABILITIES &
SHAREHOLDERS' EQUITY:
Interest Bearing Deposits:
NOW	$216,656	777	0.36%	$182,118	659	0.36%	$126,171	458	0.36%
Money Market	201,281	1,088	0.54%	202,393	1,194	0.59%	236,434	1,992	0.84%
Savings	30,953	16	0.05%	29,597	15	0.05%	28,632	14	0.05%
Time	127,071	1,971	1.55%	148,863	2,568	1.73%	180,356	3,683	2.04%
Short-term Borrowings	14,813	55	0.37%	10,533	26	0.25%	1,044	3	0.29%
Long-term Debt	30,889	520	1.68%	16,268	595	3.66%	22,605	975	4.31%
Total Interest
Bearing Liabilities	621,663	4,427	0.71%	589,772	5,057	0.86%	595,242	7,125	1.20%
Demand Deposits	49,814			49,318			47,670
Other Liabilities	5,491			6,051			7,184
Shareholders' Equity	57,268			52,739			56,360
Total Liabilities and
Shareholders' Equity	$734,236			$697,880			$706,456
Net Interest Income		$27,968			$25,250			$24,494

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			4.62%			4.56%			4.69%
Rate on Supporting Liabilities			0.71%			0.86%			1.20%
Average Interest Spread			3.91%			3.70%			3.49%
Net Interest Margin			3.99%			3.80%			3.63%

Interest and average rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.

Loan fees of $749,000, $1,020,000, and $1,148,000 are included with interest income in Table 1 for the years 2014, 2013 and 2012, respectively.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Dollars in thousands)	2014 Compared to 2013			2013 Compared to 2012
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:

Taxable Equivalent Basis	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(59)	$(9)	$(68)	$(102)	$(25)	$(127)
Investment Securities:
Taxable	(57)	941	884	(363)	(174)	(537)
Tax-Exempt	368	24	392	527	(225)	302
Total Investment Securities	311	965	1,276	164	(399)	(235)

Federal Funds Sold	(11)	-	(11)	(7)	2	(5)
Loans and Leases, Net	2,427	(1,639)	788	1,406	(2,366)	(960)
Restricted Investment Bank Stocks	4	99	103	-	15	15
Total Interest Income	2,672	(584)	2,088	1,462	(2,774)	(1,312)

INTEREST EXPENSE:
Interest Bearing Deposits:
NOW	125	(7)	118	203	(2)	201
Money Market	(6)	(100)	(106)	(286)	(512)	(798)
Savings	-	1	1	-	1	1
Time	(376)	(221)	(597)	(643)	(472)	(1,115)
Total Interest Bearing Deposits	(257)	(327)	(584)	(726)	(985)	(1,711)

Short-term Borrowings	11	18	29	27	(4)	23
Long-term Debt	535	(610)	(75)	(273)	(107)	(380)
Total Interest Expense	289	(919)	(630)	(972)	(1,096)	(2,068)

NET INTEREST INCOME	$2,383	$335	$2,718	$2,434	$(1,678)	$756

The effect of changing volume and rate has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

During 2014, taxable equivalent net interest income increased $2,718,000, or 10.8%, as compared to an increase of $756,000, or 3.1%, in 2013.  The average balances, effective interest differential, and interest yields for the years ended December 31, 2014, 2013, and 2012 and the components of net interest income, are presented in Table 1.  A comparative presentation of the changes in net interest income for 2014 compared to 2013, and 2013 compared to 2012, is provided in Table 2.  This analysis indicates the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets increased to 4.62% in 2014 from 4.56% in 2013.  The yield on earning assets for 2012 was 4.69%.  The change in the yield on earning assets was due primarily to increases in market interest rates on investment securities and loan volume in 2014.  The increase in loan volume masked the decline in the average rate, which decreased from 5.24% in 2013 to 4.94% in 2014.  The average “prime rate” for 2014, 2013, and 2012 was 3.25%.  The yield on earning assets in 2014 was also negatively impacted by the loss of interest on nonperforming loans.  During 2014, this loss of interest amounted to $798,000.  Had this interest been included in Mid Penn’s earnings, the yield on earning assets would have increased by 12 basis points.

Interest expense decreased by $630,000, or 12.5%, in 2014 as compared to a decrease of $2,068,000, or 29.0%, in 2013.  The cost of interest bearing liabilities decreased to 0.71% in 2014 from 0.86% in 2013.  The cost of interest bearing liabilities for 2012 was 1.20%.  The reduction in the cost of interest bearing liabilities was due to changes in market interest rates and Mid Penn’s ability to replace higher-cost time deposits with lower-cost demand deposits.

Included in the net interest income increase for the year ended December 31, 2014 is $324,000 in recaptured nonaccrual interest from two large commercial real estate loans to a commercial borrower that were returned to accruing status in June 2014, and does not have a material impact on Mid Penn’s consolidated financial statements.

Net interest margin, on a tax equivalent basis was 3.99% in 2014 compared to 3.80% in 2013 and 3.63% in 2012.  The interest rate impact of earning assets and funding sources due to changes in interest rates can be reasonably estimated at current interest rate levels, the options selected

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in the simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve.  Management continues to monitor the net interest margin closely.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the risk characteristics of the loan and lease portfolio and shifting collateral values from December 31, 2013 to December 31, 2014.  For the year ended December 31, 2014, the provision for loan and lease losses was $1,617,000, as compared to $1,685,000 for the year ended December 31, 2013.  The allowance for loan and lease losses as a percentage of total loans was 1.18% at December 31, 2014, compared to 1.16% at December 31, 2013 and 1.14% at December 31, 2012.

For the year ended December 31, 2014, Mid Penn had net charge-offs of $1,218,000 compared to net charge-offs of $877,000 during the year ended December 31, 2013.  Loans charged off during 2014 were comprised of 15 commercial real estate loans totaling $1,057,000.  Eight of these loans totaling $441,000 were to three borrowers with the remaining loans to unrelated borrowers.  In addition, there were charge-offs for five residential real estate loans to unrelated borrowers totaling $133,000, three commercial and industrial loans to unrelated borrowers totaling $62,000, and one home equity loan representing $43,000 of the total charged off during 2014.  The remaining $33,000 was comprised of various consumer loans to unrelated borrowers.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Several factors contributed to the decrease in provision expense in 2014.  The first element was the required quantitative allowance on loans deemed impaired within the portfolio.  While total impaired loans increased $17,000, from $10,912,000 at December 31, 2013 to $10,929,000 at December 31, 2014, the specific reserves required on these impaired loans decreased $299,000, from $1,933,000 at December 31, 2013 to $1,634,000 at December 31, 2014 due to improved collateral coverage within this group of loans.  The second element was the required quantitative allowance on classified loans within the portfolio that are not deemed to be impaired.  Loans internally classified as special mention increased from $4,214,000 at December 31, 2013 to $6,145,000 at December 31, 2014, or an increase of $1,931,000.  Loans internally classified as substandard but not impaired decreased $527,000 from $3,960,000 at December 31, 2013 to $3,433,000 at December 31, 2014.  These changes resulted in a net increase in special mention and classified loans of $1,404,000 during 2014.  This increase was coupled with an increase in the historical loss experience within these segments of the portfolio based upon current experience in the portfolio, which resulted in an increase in the quantitative allowance for classified loans of $422,000.  The final element was the qualitative segment of the allowance for loan and lease losses increased $87,000 to $3,769,000 at December 31, 2014, from $3,682,000 at December 31, 2013.  This increase was primarily the result of the growth in the overall loan and lease portfolio.  The combination of the shifting components and migrating loss experience resulted in an overall increase of $210,000 in required balances in the allowance for loan and lease losses.  The impact of the required reserves, coupled with the specific mix of loan charge-off and recoveries during the year led to a slight decline in the provision for loan and lease losses during 2014 versus 2013.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2014	2013	2012	2011	2010
Balance, beginning of year	$6,317	$5,509	$6,772	$7,061	$7,686
Loans and leases charged off:
Commercial real estate, construction
and land development	1,057	936	499	545	1,413
Commercial, industrial and agricultural	62	183	834	546	787
Real estate - residential	133	167	195	310	858
Consumer	76	187	860	142	146
Leases	-	-	-	44	230
Total loans and leases charged off	1,328	1,473	2,388	1,587	3,434

Recoveries on loans and leases previously
charged off:
Commercial real estate, construction
and land development	13	286	15	26	21
Commercial, industrial and agricultural	14	193	31	10	3
Real estate - residential	20	23	-	19	70
Consumer	63	92	43	32	80
Leases	-	2	-	6	-
Total loans and leases recovered	110	596	89	93	174

Net charge-offs	1,218	877	2,299	1,494	3,260
Provision for loan and lease losses	1,617	1,685	1,036	1,205	2,635
Balance, end of year	$6,716	$6,317	$5,509	$6,772	$7,061

	Years ended December 31,
	2014	2013	2012	2011	2010
Ratio of net charge-offs during the year
to average loans and leases outstanding during
the year, net of unearned discount	0.22%	0.17%	0.48%	0.31%	0.69%

Allowance for loan and lease losses as a percentage
of total loans and leases at December 31	1.18%	1.16%	1.14%	1.40%	1.51%

Allowance for loan and lease losses as a percentage
of non-performing assets at December 31	58.36%	49.84%	42.05%	50.91%	35.05%

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Noninterest Income

2014 versus 2013

Income from fiduciary activities for 2014 was $552,000, a $60,000, or 12.2% increase from $492,000 in 2013.  This revenue source is comprised of fees generated by Mid Penn’s Trust department and fees from the sale of third-party mutual funds and annuities to the Bank’s retail and commercial customers.  Assets under management in the areas of Trust and Wealth Management increased from $26,054,000 at the end of 2013 to $46,859,000 at the end of 2014 due to more active marketing of these services to potential customers.  This increase in assets under management, which are not a component of Mid Penn’s consolidated balance sheets, accounted for the increased fee income during 2014.

Mid Penn recognized gains on sale of investment securities in 2014 of $168,000 as a result of efforts to position the portfolio to provide improved earnings and cash flow in support of future loan growth, down $52,000 from the $220,000 recorded in 2013.

Mortgage refinancing activity decreased $35,000 or 10.1% to $313,000 during 2014 from $348,000 in 2013 due to mortgage rate increases.  While home purchase activity improved throughout the year, it did not rebound enough to compensate for the decline throughout our market area during the first quarter of 2014 due to harsh winter weather conditions.

Merchant services revenue, which is derived from the interchange fee income received as a result of customers utilizing Mid Penn as their credit card processor, decreased to $254,000 in 2014, a decline of $76,000, or 23.0%, compared to $330,000 in 2013.  The decrease was mainly due to increased competition in this business line as more financial institutions pursued additional revenue sources, which hindered Mid Penn’s ability to price as it did in 2013.

During 2014, Mid Penn began selling the guaranteed portion of Small Business Association (“SBA”) loans in the secondary market.  This new business activity generated $119,000 in fee income during the year.

The decline in other income of $72,000, or 12.3% from 2013 can be traced to the recognition in 2013 of a refund of collection costs on a previously troubled loan and a refund of previously paid sales taxes.

2013 versus 2012

Income from fiduciary activities for 2013 was $492,000, an $83,000, or 14.4%, decrease from $575,000 in 2012.  Fees from third-party mutual fund and annuity sales were $267,000 in 2013 and $389,000 in 2012. This decline in fee revenue was responsible for the variance from 2012.

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

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2014	2013	2012
Income from fiduciary activities	$552	$492	$575
Service charges on deposits	584	576	565
Net gain on sales of investment securities	168	220	267
Earnings from cash surrender value of life insurance	201	231	247
Mortgage banking income	313	348	675
ATM debit card interchange income	544	508	472
Merchant services income	254	330	256
Gain on sales of SBA loans	119	-	-
Other income	513	585	626
Total Noninterest Income	$3,248	$3,290	$3,683

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Noninterest Expense

2014 versus 2013

Occupancy expense increased $185,000 to $1,313,000 in 2014.  This expense area was negatively impacted by harsh weather conditions during the first and early second quarters of 2014.  Increased snow removal and heating costs were incurred during this period.

Pennsylvania Bank Shares tax expense decreased $99,000 to $365,000 in 2014 due to a statutory change in the calculation method.

Legal and professional fees decreased from $705,000 in 2013 to $516,000 in 2014, due to a decrease in consultant expenses over the same period last year, which included one-time set-up fees associated with the migration of Mid Penn’s core banking data from an in-house environment to a service bureau hosted platform in 2013.

Loss (gain) on sale/write-down of foreclosed assets went from $302,000 of income in 2013 to $204,000 of expense in 2014 due to the write-down of foreclosed assets as a result of updated appraisals on subject properties within the portfolio during 2014 and the recognition of a $340,000 gain on the sale of a property during the second quarter of 2013.

One-time merger and acquisition expenses of $573,000 in connection with the acquisition of Phoenix were incurred during 2014.

2013 versus 2012

Salaries and employee benefits represented the major component of noninterest expense.  During 2013, increases in the workforce primarily included adding experienced team members to add depth to the sales and support areas of Mid Penn.  In 2013, Mid Penn also recognized a full year of salary and employee benefits expense from the 2012 additions within the support functions throughout the Corporation to enhance controls and support future growth.  Commissions paid to employees in the retail investment and mortgage banking lines of business in 2013 were down $192,000 from 2012 due to reduced activity in both of these business lines.

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

Software licensing increased from $648,000 in 2012 to $947,000 in 2013.  During 2013, Mid Penn incurred one-time charges of $26,000 associated with the migration its core banking data processing software from an in-house environment to a service bureau hosted platform.  This migration allowed for staffing reductions in the information technology and operations areas of $39,000 for part of the year in 2013.  The remaining increase was due to new service contracts on software to comply with various regulatory requirements and to expand the Bank’s online loan and deposit application capabilities.

Mid Penn recognized a gain on sale or write-down on foreclosed assets of $302,000 in 2013.  During 2013, Mid Penn recognized a gain of $340,000 on the sale of a repossessed property.  This gain was offset by Mid Penn’s ongoing analysis of the carrying values of repossessed properties and the adjustment of their values to current market rates.

Loan collection costs decreased to $214,000 in 2013 from $369,000 in 2012.  Other real estate owned (“OREO”) expense increased to $290,000 in 2013 from $253,000 in 2012.  These items represented the costs associated with working through collection efforts on the pool of nonperforming assets within the loan portfolio.  While decreasing in total during 2013, they continued to be at historically elevated levels due to the size and nature of the nonperforming assets pool.

ATM debit card processing and internet banking expenses both increased in recent years due to increasing customer demand for these banking services.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2014	2013	2012
Salaries and employee benefits	$10,879	$10,788	$10,518
Occupancy expense, net	1,313	1,128	1,077
Equipment expense	1,205	1,299	1,234
Pennsylvania Bank Shares tax expense	365	464	462
FDIC Assessment	542	486	1,034
Legal and professional fees	516	705	604
Director fees and benefits expense	377	319	335
Marketing and advertising expense	308	253	378
Software licensing	965	947	648
Telephone expense	467	436	411
Loss (gain) on sale/write-down of foreclosed assets	204	(302)	96
Intangible amortization	27	29	45
Loan collection costs	288	214	369
Merger and acquisition expense	573	-	-
ATM debit card processing expense	310	202	171
Internet banking expense	319	252	240
Meals, travel, and lodging expense	273	271	266
Data processing	251	130	102
Insurance	141	129	126
OREO expense	172	290	253
Investor services	72	68	76
Other expenses	1,101	1,283	1,248
Total Noninterest Expense	$20,668	$19,391	$19,693

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

As of December 31, 2014, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $1,625,000 (unrealized gain on securities of $2,462,000 less deferred income taxes of $837,000).  At December 31, 2013, the unrealized loss on investment securities resulted in a decrease in shareholders’ equity of $747,000 (unrealized loss on securities of $1,132,000 less deferred income taxes of $385,000).  Mid Penn does not have any significant concentrations within its portfolio of investment securities.  Table 6 provides a summary of our available for sale investment securities.

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2014	2013	2012
U.S. Treasury and U.S. government agencies	$27,066	$12,834	$17,740
Mortgage-backed U.S. government agencies	33,776	39,392	66,686
State and political subdivision obligations	79,171	69,038	69,479
Equity securities	1,621	1,539	390
	$141,634	$122,803	$154,295

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Maturity and yield information relating to debt securities is shown in Table 7.

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
As of December 31, 2014	One Year	Year thru	Years thru	After Ten
	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	$-	$8,841	$18,225	$-	$27,066
Mortgage-backed U.S. government agencies	-	1,802	3,821	28,153	33,776
State and political subdivision obligations	2,201	7,050	29,271	40,649	79,171
	$2,201	$17,693	$51,317	$68,802	$140,013

		After One	After Five
	One Year	Year thru	Years thru	After Ten
Weighted Average Yields	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	-	3.60%	2.48%	-	2.85%
Mortgage-backed U.S. government agencies	-	3.94%	3.64%	3.63%	3.65%
State and political subdivision obligations	7.29%	4.88%	4.76%	4.77%	4.85%
	7.29%	4.14%	3.87%	4.30%	4.17%

Loans

At December 31, 2014, loans and leases totaled $571,533,000, a $25,071,000 or 4.6% increase from December 31, 2013.  During 2014, Mid Penn experienced a net increase in commercial real estate and commercial/industrial loans of approximately $28,178,000.  This increase was attributed to the increase in lending opportunities to credit-worthy borrowers within the markets Mid Penn serves as well as enhancements to the lending sales team during 2014.

At December 31, 2014, loans, net of unearned income, represented 79.0% of earning assets as compared to 80.2% on December 31, 2013, and 72.4% on December 31, 2012.

The Bank's loan portfolio is diversified among individuals and small and medium-sized businesses generally located within the Bank's trading area of eastern Cumberland, Dauphin, northwestern Lancaster, western Luzerne, southern Northumberland, and Schuylkill Counties.  Commercial real estate, construction and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved.  Commercial, industrial and agricultural loans are made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured.  Residential real estate loans are secured by liens on the residential property.  Consumer loans include installment loans, lines of credit and home equity loans.  The Bank has no concentration of credit to any one borrower.  The Bank’s highest concentration of credit is in Commercial Real Estate financings.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate,
construction and land
development	$289,378	50.6	$274,279	50.2	$255,231	52.7	$249,204	51.6	$252,915	54.0
Commercial, industrial
and agricultural	120,326	21.0	107,492	19.7	79,228	16.4	78,656	16.3	70,295	15.0
Real estate - residential	159,004	27.8	160,294	29.3	143,243	29.6	146,846	30.4	136,048	29.1
Consumer	3,018	0.6	4,646	0.8	6,770	1.4	8,327	1.7	8,922	1.9
Total Loans	571,726	100.0	546,711	100.0	484,472	100.0	483,033	100.0	468,180	100.0
Unearned income	(193)		(249)		(252)		(316)		(445)
Loans net of unearned
discount	571,533		546,462		484,220		482,717		467,735
Allowance for loan and
lease losses	(6,716)		(6,317)		(5,509)		(6,772)		(7,061)
Net loans	$564,817		$540,145		$478,711		$475,945		$460,674

Mid Penn’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
As of December 31, 2014	One Year	Year thru	After Five
	and Less	Five Years	Years	Total
Commercial real estate, construction
and land development	$23,085	$33,987	$232,306	$289,378
Commercial, industrial and
agricultural	3,561	29,742	87,023	120,326
Real estate - residential mortgages	4,326	15,069	139,609	159,004
Consumer	35	1,344	1,446	2,825
	$31,007	$80,142	$460,384	$571,533

Rate Sensitivity
Predetermined rate	$30,890	$67,607	$377,563	$476,060
Floating or adjustable rate	117	12,535	82,821	95,473
	$31,007	$80,142	$460,384	$571,533

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Nonperforming Assets:
Nonaccrual loans	$8,907	$10,877	$11,831	$11,800	$17,228
Accruing troubled debt restructured loans	2,035	833	426	571	2,323
Total nonperforming loans	10,942	11,710	12,257	12,371	19,551

Foreclosed real estate	565	965	843	931	596
Total nonperforming assets	11,507	12,675	13,100	13,302	20,147

Accruing loans 90 days or more past due	-	-	-	-	19
Total risk elements	$11,507	$12,675	$13,100	$13,302	$20,166

Nonperforming loans as a % of total
loans outstanding	1.91%	2.14%	2.53%	2.56%	4.18%
Nonperforming assets as a % of total
loans outstanding and other real estate	2.01%	2.32%	2.71%	2.76%	4.31%
Ratio of allowance for loan losses
to nonperforming loans	61.37%	53.94%	44.95%	54.74%	36.12%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan.  Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  During 2014, nonperforming loans declined $768,000 from $11,710,000 at December 31, 2013.  This improvement has been the result of slight improvement in some sectors of the general economy and maintaining a close relationship with troubled borrowers as they navigate their plan toward a resolution of credit issues.

Mid Penn’s troubled debt restructured loans at December 31, 2014 totaled $8,746,000 of which, $2,035,000 are accruing loans in compliance with the terms of the modification.  $6,711,000 of the troubled debt restructured loans are included in nonaccrual loans.  As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate.  Further discussion of troubled debt restructured loans can be found in Note 7 to Mid Penn’s Consolidated Financial Statements, which are included in Item 8.  As of December 31, 2014, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

The following table provides additional analysis of partially charged-off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)
	December 31, 2014	December 31, 2013
Period ending total loans outstanding (net of unearned income)	$571,533	$546,462
Allowance for loan and lease losses	6,716	6,317
Total Nonperforming loans	10,942	11,710
Nonperforming and impaired loans with partial charge-offs	2,441	2,103

Ratio of nonperforming loans with partial charge-offs
to total loans	0.43%	0.38%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	22.31%	17.96%

Coverage ratio net of nonperforming loans with
partial charge-offs	79.00%	65.75%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	1.18%	1.16%

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

As of December 31, 2014, Mid Penn had several unrelated loan relationships, with an aggregate carrying balance of $10,929,000, deemed impaired.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $7,388,000 for which specific allocations totaling $1,634,000 were included within the loan loss reserve for these loans.  The remaining $3,541,000 of loans required no specific allocation within the loan loss reserve.  The $10,929,000 pool of impaired loan relationships was comprised of $8,925,000 in commercial real estate relationships, $1,146,000 in residential relationships, $618,000 in commercial and industrial relationships, and $240,000 in home equity relationships.  There were specific allocations of $1,382,000 against the commercial real estate relationships.  $885,000 of this total was between two unrelated relationships.  There was also $137,000 against the commercial and industrial relationships and $115,000 against the home equity relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships

The allowance for loan losses is a reserve established in the form of a provision expense for loan and lease losses and is reduced by loan charge-offs net of recoveries.  In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risk on a monthly basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan and lease losses to the Board of Directors, indicating any changes in the allowance since the last review.  In making the evaluation, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan and lease losses an integral part of the examination process.  As part of the examination process, federal or state regulatory agencies may require Mid Penn to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

In addition, a portion of the allowance is established for losses inherent in the loan and lease portfolio which have not been identified by the quantitative processes described above.  This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in historical loss experience.  These factors include:

•

changes in local, regional, and national economic and business conditions affecting the collectability of the portfolio, the values of underlying collateral, and the condition of various market segments;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans;
•	changes in the experience, ability, and depth of lending management and other relevant staff as well as the quality of the institution’s loan review system;
•	changes in the nature and volume of the portfolio and the terms of loans generally offered; and
•	the existence and effect of any concentrations of credit and changes in the level of such concentrations.

While the allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  Changes in these estimates may impact the provisions charged to expense in future periods.

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,716,000 as of December 31, 2014 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2014	2013	2012	2011	2010
Commercial real estate, construction
and land development	$3,958	$4,015	$3,122	$3,567	$3,775
Commercial, industrial and agricultural	1,395	1,187	1,299	2,276	2,448
Real estate - residential	450	581	635	362	219
Consumer	688	513	444	424	424
Unallocated	225	21	9	143	195
	$6,716	$6,317	$5,509	$6,772	$7,061

The growth in the loan portfolio during 2014, as well as increases in historical loss factors in the special mention and substandard portions of the portfolio, necessitated a larger allowance in 2014.  See also the discussion in the Provision for Loan and Lease Losses section.

The allowance for loan and lease losses at December 31, 2014 was $6,716,000, or 1.18%, of total loans less unearned discount as compared to $6,317,000, or 1.16%, at December 31, 2013, and $5,509,000, or 1.14%, at December 31, 2012.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are deposits.  Total deposits at December 31, 2014 increased by $29,792,000, or 4.9%, over December 31, 2013, which decreased by $17,331,000, or 2.8%, over December 31, 2012.  Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2014, 2013, and 2012 are presented in Table 13.

Average short-term borrowings for 2014 were $14,813,000 as compared to $10,533,000 in 2013.  These borrowings consisted of federal funds purchased.

At December 31, 2014, the Bank had $4,462,000 in brokered deposits, an increase of $1,712,000, or 62.3%, over December 31, 2013, which decreased by $1,378,000, or 33.4%, over the same period in 2012.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	December 31,
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$49,814	0.00%	$49,318	0.00%	$47,670	0.00%
Interest-bearing demand deposits	216,656	0.36%	182,118	0.36%	126,171	0.36%
Money market	201,281	0.54%	202,393	0.59%	236,434	0.84%
Savings	30,953	0.05%	29,597	0.05%	28,632	0.05%
Time	127,071	1.55%	148,863	1.73%	180,356	2.04%
	$625,775	0.62%	$612,289	0.72%	$619,263	0.99%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2014	2013	2012
Three months or less	$4,506	$4,745	$7,207
Over three months to twelve months	21,308	16,953	18,340
Over twelve months	22,604	24,230	32,763
	$48,418	$45,928	$58,310

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets.  The detailed computation of the Bank’s regulatory capital ratios can be found in Note 16 of Item 8, Notes to Consolidated Financial Statements.  The greater a corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses.  Too much capital, however, indicates that not enough of the corporation’s earnings have been invested in the continued growth of the business or paid to shareholders.  The buildup makes it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward.  For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Shareholders’ equity increased in 2014 by $6,214,000, or 11.7%, following an increase in 2013 of $696,000, or 1.3%, and a decrease in 2012 of $1,232,000, or 2.3%.  Capital was positively impacted in 2014 by the net income available to common shareholders of $5,351,000 and the increase in accumulated other comprehensive (loss) income of $2,385,000.  Capital was positively impacted in 2013 by the net income available to common shareholders of $4,616,000; however, the increase was muted by an increase in accumulated other comprehensive loss.  Capital was negatively impacted in 2012 by the repayment and redemption of the $10,000,000 in the Series A preferred stock, but the impact was softened by the net income available to common shareholders of $4,437,000 and the issuance of the $4,880,000 in Series B preferred stock in 2012.  Subsequently, the Series B preferred stock offering of $5,000,000 was completed on January 3, 2013.

Mid Penn’s normal intent for dividend payout is to provide quarterly cash returns to shareholders and earnings retention at a level sufficient to finance future growth.  The dividends paid on common shares totaled $0.45 for the year ended December 31, 2014, and $0.25 for the years ended December 31, 2013 and December 31, 2012.

The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 29.41% for 2014 and 18.94% for 2013.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2014, and 2013, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,560	7.4%	$30,429	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	56,560	10.1%	22,295	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	63,336	11.4%	44,590	8.0%		N/A	N/A

Bank
As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,647	7.5%	$30,360	4.0%		$37,950	5.0%
Tier 1 Capital (to Risk Weighted Assets)	56,647	10.2%	22,295	4.0%		33,442	6.0%
Total Capital (to Risk Weighted Assets)	63,423	11.4%	44,590	8.0%		55,737	10.0%

Corporation
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,693	7.5%	$28,031	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,693	9.9%	21,234	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	59,100	11.1%	42,467	8.0%		N/A	N/A

Bank
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,598	7.5%	$28,041	4.0%		$35,051	5.0%
Tier 1 Capital (to Risk Weighted Assets)	52,598	9.9%	21,234	4.0%		31,850	6.0%
Total Capital (to Risk Weighted Assets)	59,005	11.1%	42,467	8.0%		53,084	10.0%

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

As of December 31, 2014, Mid Penn has no further financial obligations under the Series A Preferred Stock, the Warrants, or the Treasury’s CPP.

Federal Income Taxes

Federal income tax expense for 2014 was $1,462,000 compared to $1,201,000 in 2013 and $1,244,000 in 2012.  The effective tax rate was 20% for 2014, 2013 and 2012.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

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

The Bank has a line of credit commitment from the FHLB for overnight borrowings up to $40,000,000.  This line is collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with correspondent banks amounting to $12,500,000 at December 31, 2014.

Major sources of cash in 2014 came from the increase in demand deposits and savings accounts of $37,380,000, the proceeds from long-term debt borrowings of $30,000,000, and $27,314,000 from the maturities and sales of investment securities.

Major uses of cash in 2014 were the purchases of investment securities of $43,633,000, the increase in loans of $27,170,000, and the net decrease in short-term borrowings of $23,255,000.

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

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2014.

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Financial Statements Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Certificates of deposit	9	$124,785	$61,178	$41,559	$20,870	$1,178
Long-term debt	11	52,961	15,000	25,000	10,000	2,961
Operating lease obligations	18	2,958	411	880	793	874
Payments under benefit plans	13	1,646	149	321	334	842
		$182,350	$76,738	$67,760	$31,997	$5,855

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Off-Balance Sheet Items

Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures.

As of December 31, 2014, commitments to extend credit amounted to $125,279,000 as compared to $141,616,000 as of December 31, 2013.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit increased to $9,837,000 at December 31, 2014, from $8,458,000 at December 31, 2013.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by Management.  At December 31, 2014, all interest rate risk levels according to the model were within the tolerance limits of the Board approved policy, except for the (100) and (200) scenarios.  Management will continue to monitor these scenarios.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2014			December 31, 2013
	% Change in			% Change in
Change in	Net Interest		Change in	Net Interest
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	18.89%	≥ -25%	300	22.98%	≥ -25%
200	14.52%	≥ -15%	200	15.20%	≥ -15%
100	10.10%	≥ -10%	100	7.21%	≥ -10%
0			0
(100)	-10.66%	≥ -10%	(100)	-5.32%	≥ -10%
(200)	-16.09%	≥ -15%	(200)	-10.37%	≥ -15%
(300)	-21.32%	≥ -25%	(300)	-15.43%	≥ -25%

MID PENN BANCORP, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries, (the “Corporation”) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid Penn Bancorp, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 20, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) for the year ended December 31, 2012.  The Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Corporation’s results of operations and cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania

March 25, 2013

MID PENN BANCORP, INC.                                                              Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)
	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$8,869	$7,407
Interest-bearing balances with other financial institutions	1,013	1,216
Total cash and cash equivalents	9,882	8,623
Interest-bearing time deposits with other financial institutions	5,772	7,513
Available for sale investment securities	141,634	122,803
Loans and leases, net of unearned interest	571,533	546,462
Less: Allowance for loan and lease losses	(6,716)	(6,317)
Net loans and leases	564,817	540,145
Bank premises and equipment, net	12,225	12,469
Restricted investment in bank stocks	3,181	2,969
Foreclosed assets held for sale	565	965
Accrued interest receivable	3,058	2,704
Deferred income taxes	2,125	3,235
Goodwill	1,016	1,016
Core deposit and other intangibles, net	187	249
Cash surrender value of life insurance	8,575	8,374
Other assets	2,620	2,060
Total Assets	$755,657	$713,125
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$60,613	$48,346
Interest bearing demand	222,712	201,090
Money Market	197,418	196,736
Savings	32,394	29,585
Time	124,785	132,373
Total Deposits	637,922	608,130
Short-term borrowings	578	23,833
Long-term debt	52,961	23,145
Accrued interest payable	349	393
Other liabilities	4,717	4,708
Total Liabilities	696,527	660,209
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 5,000 shares issued and outstanding at
December 31, 2014 and at December 31, 2013; total redemption value $5,100,000	5,000	5,000
Common stock, par value $1.00; authorized 10,000,000 shares; 3,497,829 shares
issued and outstanding at December 31, 2014 and 3,494,397 at December 31, 2013	3,498	3,494
Additional paid-in capital	29,902	29,853
Retained earnings	19,217	15,441
Accumulated other comprehensive income (loss)	1,513	(872)
Total Shareholders’ Equity	59,130	52,916
Total Liabilities and Shareholders' Equity	$755,657	$713,125

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                      Consolidated Statements of Comprehensive Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2014	2013	2012
INTEREST INCOME
Interest & fees on loans and leases	$26,905	$26,305	$27,233
Interest on interest-bearing balances	41	109	236
Interest and dividends on investment securities:
U.S. Treasury and government agencies	1,346	591	1,137
State and political subdivision obligations, tax-exempt	2,180	1,921	1,722
Other securities	155	46	22
Interest on federal funds sold and securities purchased under agreements to resell	-	11	16
Total Interest Income	30,627	28,983	30,366
INTEREST EXPENSE
Interest on deposits	3,852	4,436	6,147
Interest on short-term borrowings	55	26	3
Interest on long-term debt	520	595	975
Total Interest Expense	4,427	5,057	7,125
Net Interest Income	26,200	23,926	23,241
PROVISION FOR LOAN AND LEASE LOSSES	1,617	1,685	1,036
Net Interest Income After Provision for Loan and Lease Losses	24,583	22,241	22,205
NONINTEREST INCOME
Income from fiduciary activities	552	492	575
Service charges on deposits	584	576	565
Net gain on sales of investment securities	168	220	267
Earnings from cash surrender value of life insurance	201	231	247
Mortgage banking income	313	348	675
ATM debit card interchange income	544	508	472
Merchant services income	254	330	256
Gain on sales of SBA loans	119	-	-
Other income	513	585	626
Total Noninterest Income	3,248	3,290	3,683
NONINTEREST EXPENSE
Salaries and employee benefits	10,879	10,788	10,518
Occupancy expense, net	1,313	1,128	1,077
Equipment expense	1,205	1,299	1,234
Pennsylvania Bank Shares tax expense	365	464	462
FDIC Assessment	542	486	1,034
Legal and professional fees	516	705	604
Director fees and benefits expense	377	319	335
Marketing and advertising expense	308	253	378
Software licensing	965	947	648
Telephone expense	467	436	411
Loss (gain) on sale/write-down of foreclosed assets	204	(302)	96
Intangible amortization	27	29	45
Loan collection costs	288	214	369
Merger and acquisition expense	573	-	-
Other expenses	2,639	2,625	2,482
Total Noninterest Expense	20,668	19,391	19,693
INCOME BEFORE PROVISION FOR INCOME TAXES	7,163	6,140	6,195
Provision for income taxes	1,462	1,201	1,244
NET INCOME	5,701	4,939	4,951
Series A preferred stock dividends and discount accretion	-	14	514
Series B preferred stock dividends	350	309	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,351	$4,616	$4,437
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$1.53	$1.32	$1.27
Diluted Earnings Per Common Share	1.53	1.32	1.27
Cash Dividends Per Common Share	0.45	0.25	0.25

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                      Consolidated Statements of Comprehensive Income

(Dollars in thousands)	December 31,
	2014	2013	2012

Net income	$5,701	$4,939	$4,951

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available for sale
securities, net of income taxes of $1,280, ($1,563), and $291, respectively	2,482	(3,033)	565

Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($57), ($75),
and ($91), respectively (1) (3)	(111)	(145)	(176)

Change in defined benefit plans, net of income taxes of $7, $7, and ($6),
respectively (2) (3)	14	13	(12)

Total other comprehensive income (loss)	2,385	(3,165)	377

Total comprehensive income	$8,086	$1,774	$5,328

(1)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income

(2)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense

(3)	Income tax amounts are included in the provision for income taxes in the Consolidated Statements of Income

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.       Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2012	$10,000	$3,484	$29,830	$8,222	$1,916	$53,452
Net income	-	-	-	4,951	-	4,951
Total other comprehensive income, net of taxes	-	-	-	-	377	377
Common stock dividends	-	-	-	(872)	-	(872)
Employee Stock Purchase Plan (5,175 shares)	-	6	50	-	-	56
Series A Preferred stock redemption	(10,000)	-	-	-	-	(10,000)
Series A Preferred stock dividends	-	-	-	(560)	-	(560)
Series B Preferred stock issuance, net of costs	4,880	-	(50)	-	-	4,830
Amortization of warrant cost	-	-	(14)	-	-	(14)
Balance, December 31, 2012	4,880	3,490	29,816	11,741	2,293	52,220
Net income	-	-	-	4,939	-	4,939
Total other comprehensive loss, net of taxes	-	-	-	-	(3,165)	(3,165)
Common stock dividends	-	-	-	(872)	-	(872)
Employee Stock Purchase Plan (4,713 shares)	-	4	51	-	-	55
Series B Preferred stock issuance	120	-	-	-	-	120
Series B Preferred stock dividends	-	-	-	(309)	-	(309)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, December 31, 2013	5,000	3,494	29,853	15,441	(872)	52,916
Net income	-	-	-	5,701	-	5,701
Total other comprehensive income, net of taxes	-	-	-	-	2,385	2,385
Common stock dividends	-	-	-	(1,575)	-	(1,575)
Employee Stock Purchase Plan (3,432 shares)	-	4	49	-	-	53
Series B Preferred stock dividends	-	-	-	(350)	-	(350)
Balance, December 31, 2014	$5,000	$3,498	$29,902	$19,217	$1,513	$59,130

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                           Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Operating Activities:
Net Income	$5,701	$4,939	$4,951
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	1,617	1,685	1,036
Depreciation	1,235	1,250	1,153
Amortization (accretion) of intangibles	62	39	(14)
Net amortization of security premiums	1,250	2,557	1,809
Gain on sales of investment securities	(168)	(220)	(267)
Earnings on cash surrender value of life insurance	(201)	(231)	(247)
SBA loans originated for sale	(1,168)	-	-
Proceeds from sales of SBA loans originated for sale	1,287	-	-
Gain on sale of SBA loans	(119)	-	-
Loss (gain) on disposal of property, plant, and equipment	18	(8)	1
Loss (gain) on sale / write-down of foreclosed assets	204	(302)	96
Deferred income tax (benefit) expense	(112)	192	450
(Increase) decrease in accrued interest receivable	(354)	189	174
(Increase) decrease in other assets	(547)	500	424
Decrease in accrued interest payable	(44)	(227)	(444)
Increase in other liabilities	9	319	278
Net Cash Provided By Operating Activities	8,670	10,682	9,400
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	1,741	16,050	3,914
Proceeds from the maturity of investment securities	13,585	37,101	39,453
Proceeds from the sale of investment securities	13,729	15,118	17,895
Purchases of investment securities	(43,633)	(27,881)	(53,553)
(Purchases) redemptions of restricted investment in bank stock	(212)	(466)	617
Net increase in loans and leases	(27,170)	(65,896)	(6,389)
Purchases of bank premises and equipment	(1,009)	(588)	(995)
Proceeds from sale of bank premises and equipment	-	-	42
Proceeds from sale of foreclosed assets	1,077	2,957	2,579
Net Cash (Used In) Provided By Investing Activities	(41,892)	(23,605)	3,563
Financing Activities:
Net increase in demand deposits and savings accounts	37,380	13,949	29,645
Net decrease in time deposits	(7,588)	(31,280)	(38,239)
Net (decrease) increase in short-term borrowings	(23,255)	23,833	-
Series A preferred stock dividends paid	-	-	(560)
Series A preferred stock redemption	-	-	(10,000)
Series B preferred stock issuance, net of costs	-	120	4,830
Series B preferred stock dividends paid	(350)	(309)	-
Common stock dividends paid	(1,575)	(872)	(872)
Employee Stock Purchase Plan	53	55	56
Warrant Repurchase	-	(58)	-
Long-term debt repayment	(184)	(14,365)	(191)
Proceeds from long-term debt borrowings	30,000	15,000	-
Net Cash Provided By (Used In) Financing Activities	34,481	6,073	(15,331)
Net increase (decrease) in cash and cash equivalents	1,259	(6,850)	(2,368)
Cash and cash equivalents, beginning of year	8,623	15,473	17,841
Cash and cash equivalents, end of year	$9,882	$8,623	$15,473

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,471	$5,284	$7,569
Income taxes paid	$1,520	$775	$1,700
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$881	$2,777	$2,587

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(1)          Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiary Mid Penn Bank (the “Bank”), and the Bank’s wholly-owned subsidiary Mid Penn Insurance Services, LLC (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Each of Mid Penn’s lines of business are part of the same reporting segment, community banking, whose operating results are regularly reviewed and managed by a centralized executive management group.  As a result, Mid Penn has only one reportable segment for financial reporting purposes.

For comparative purposes, the December 31, 2013 and December 31, 2012 balances have been reclassified to conform to the 2014 presentation.  Such reclassifications had no impact on net income.

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

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its 19 offices located in eastern Cumberland, Dauphin, northwestern Lancaster, western Luzerne, southern Northumberland, and Schuylkill Counties.

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

(a)Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, and the assessment of other-than-temporary impairment of investment securities.

(b)Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

(c)Interest-bearing Time Deposits with Other Financial Institutions

Interest-bearing time deposits with other financial institutions consist of certificates of deposits in other financial institutions with maturities within one year.

(d) Investment Securities

Available for sale securities include debt and equity securities.  Debt and equity securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of deferred income taxes, as a component of accumulated other comprehensive income (loss) within shareholders’ equity.  Realized gains and losses on sales of

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

investment securities are computed on the basis of specific identification of the cost of each security.  Net gains on sales of investment securities were $168,000 in 2014, $220,000 in 2013, and $267,000 in 2012.  Mid Penn had no held to maturity securities in 2014 and 2013.

(e) Loans and Allowance for Loan and Lease Losses

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

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80% of the value of the collateral securing the loan.  The Bank’s commercial business lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present, and future cash flows is also an important aspect of the Bank’s current credit analysis.  Nonetheless, such loans are believed to carry higher credit risk than other extensions of credit.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers.  These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.20% of the portfolio at December 31, 2014.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt.  Generally, foreclosure actions could become more prevalent if the real estate market continues to be weak and property values deteriorate.

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet and was $60,000 at December 31, 2014 and $90,000 at December 31, 2013.  The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

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

(g)Restricted Investment in Federal Home Loan Bank Stock

The Bank owns restricted stock investments in the FHLB.  Federal law requires a member institution of the FHLB to hold stock according to a predetermined formula.  The stock is carried at cost.  Total dividends received in 2014 and 2013 totaled $123,000 and $20,000, respectively.  During 2014 and 2013, the FHLB performed limited excess capital stock repurchases each calendar quarter.  Any future capital stock repurchases will be made on a quarterly basis if conditions warrant such repurchases.

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

Management believes no impairment charge is necessary related to the FHLB restricted stock as of December 31, 2014 and 2013.

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

(i)Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in other intangibles and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

$187,000 and $223,000 at December 31, 2014 and 2013, respectively.  Amortization expense is netted against loan servicing fee income and is reflected in the Consolidated Statements of Income in mortgage banking income.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

(j)Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $408,000 at December 31, 2014 and $452,000 at December 31, 2013, net of amortization, using the straight-line method.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.  The partnership received $46,000 in low-income housing tax credits during 2014, 2013 and 2012.

(k)Income Taxes

Mid Penn accounts for income taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes.

Current income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Mid Penn determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Mid Penn accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

Mid Penn recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

(l)Core Deposit Intangible

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

(m)Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with 2004 and 2006 business acquisitions accounted for as acquisitions.  If certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  Mid Penn did not identify any impairment on its outstanding goodwill form its most recent testing, which was performed as of December 31, 2014 using a qualitative analysis.  In addition, Mid Penn did not identify any impairment in 2013 or 2012 using a quantitative analysis in accordance with ASC 350.

(n)Bank Owned Life Insurance

Mid Penn is the owner and beneficiary of bank owned life insurance (“BOLI”) policies on current and former directors.  The earnings from the BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs.  However, Mid

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

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

(o)Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

(p)Postretirement Benefit Plans

Mid Penn follows the guidance in ASC Topic 715, Compensation-Retirement Benefits related to postretirement benefit plans.  This guidance requires additional disclosures about defined benefit pension plans and other postretirement defined benefit plans.

(q)Other Benefit Plan

A funded contributory defined-contribution plan is maintained for substantially all employees.   The cost of the Mid Penn defined contribution plan is charged to current operating expenses and is funded annually.

(r)Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank.  Trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.

(s)Earnings Per Share

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)
	2014	2013	2012
Net Income	$5,701	$4,939	$4,951
Less: Dividends on Series A preferred stock	-	-	500
Accretion of Series A preferred stock discount	-	14	14
Dividends on Series B preferred stock	350	309	-
Net income available to common shareholders	$5,351	$4,616	$4,437

Weighted average common shares outstanding	3,495,705	3,491,653	3,486,543
Basic earnings per common share	$1.53	$1.32	$1.27

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)
	2014	2013	2012
Net income available to common stockholders	$5,351	$4,616	$4,437
Weighted average number of common shares outstanding	3,495,705	3,491,653	3,486,543
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury
under the Capital Repurchase Program	-	-	-
Adjusted weighted-average common shares outstanding	3,495,705	3,491,653	3,486,543
Diluted earnings per common share	$1.53	$1.32	$1.27

Mid Penn repurchased all warrants in 2013; therefore, there were none remaining as of December 31, 2014 and December 31, 2013.  Mid Penn had 73,099 warrants that were anti-dilutive because the fair value of the common stock was below the $20.52 exercise price of these warrants as of December 31, 2012.

(4)           Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income (Loss)

Balance - December 31, 2013	$(745)	$(127)	$(872)

Balance - December 31, 2014	$1,626	$(113)	$1,513

(5)           Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia.  There was no required reserve balance at December 31, 2014 and December 31, 2013 because the Bank had sufficient vault cash available.

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

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method.  Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security.  These gains and losses are credited or charged to other comprehensive income (loss), whereas realized gains and losses flow through Mid Penn’s consolidated statements of income.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

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

At December 31, 2014 and 2013, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,343	$752	$29	$27,066
Mortgage-backed U.S. government agencies	33,763	190	177	33,776
State and political subdivision obligations	77,482	2,007	318	79,171
Equity securities	1,584	60	23	1,621
	$139,172	$3,009	$547	$141,634

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Available for sale securities:
U.S. Treasury and U.S. government agencies	$12,134	$700	$-	$12,834
Mortgage-backed U.S. government agencies	39,481	349	438	39,392
State and political subdivision obligations	70,770	744	2,476	69,038
Equity securities	1,550	20	31	1,539
	$123,935	$1,813	$2,945	$122,803

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $134,740,000 at December 31, 2014, and $114,600,000 at December 31, 2013, were pledged to secure public deposits and other borrowings.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
December 31, 2014	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	5	$6,059	$29	$-	$-	$6,059	$29
Mortgage-backed U.S. government agencies	20	9,511	62	4,416	115	13,927	177
State and political subdivision obligations	37	4,444	33	13,947	285	18,391	318
Equity securities	2	-	-	583	23	583	23
Total temporarily impaired
available for sale securities	64	$20,014	$124	$18,946	$423	$38,960	$547

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
December 31, 2013	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	29	$9,799	$182	$9,866	$256	$19,665	$438
State and political subdivision obligations	90	39,611	2,150	4,288	326	43,899	2,476
Equity securities	1	-	-	550	31	550	31
Total temporarily impaired
available for sale securities	120	$49,410	$2,332	$14,704	$613	$64,114	$2,945

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

At December 31, 2014, Mid Penn had 62 debt securities and 2 equity securities with unrealized losses totaling $547,000 that depreciated 1.40% from their amortized cost basis.  At December 31, 2014, the unrealized loss on securities in an unrealized loss position for twelve months or longer totaled $423,000 of which the majority was attributed to mortgage-backed U.S. government agencies and state and political subdivision obligations with $115,000 and $285,000 in unrealized losses, respectively.  At December 31, 2013, 119 debt securities and 1 equity security with unrealized losses totaling $2,945,000, depreciated 4.59% from the amortized cost basis.  At December 31, 2013, the unrealized loss on securities in an unrealized loss position for twelve months or longer totaled $613,000 of which the majority was attributed to mortgage-backed U.S. government agencies and state and political subdivision obligations with $256,000 and $326,000 in unrealized losses, respectively.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2014.

(Dollars in thousands)	December 31, 2014
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$2,164	$2,201
Due after 1 year but within 5 years	15,386	15,891
Due after 5 years but within 10 years	46,544	47,496
Due after 10 years	39,731	40,649
	103,825	106,237
Mortgage-backed securities	33,763	33,776
Equity securities	1,584	1,621
	$139,172	$141,634

(7)           Loans and Allowance for Loan and Lease Losses

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2014  and 2013 are as follows:

(Dollars in thousands) December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$117,166	$654	$1,190	$-	$119,010
Commercial real estate	280,817	4,859	11,681	-	297,357
Commercial real estate - construction	55,834	242	-	-	56,076
Lease financing	1,121	-	-	-	1,121
Residential mortgage	64,900	252	1,290	-	66,442
Home equity	28,167	138	201	-	28,506
Consumer	3,021	-	-	-	3,021
	$551,026	$6,145	$14,362	$-	$571,533

(Dollars in thousands) December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$103,330	$938	$1,576	$-	$105,844
Commercial real estate	277,232	2,771	12,771	-	292,774
Commercial real estate - construction	45,265	382	-	-	45,647
Lease financing	1,356	-	-	-	1,356
Residential mortgage	69,447	27	356	-	69,830
Home equity	26,056	96	169	-	26,321
Consumer	4,690	-	-	-	4,690
	$527,376	$4,214	$14,872	$-	$546,462

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Impaired loans by loan portfolio class as of December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$395	$430	$-	$185	$671	$-
Commercial real estate	1,971	4,481	-	2,596	5,898	-
Residential mortgage	1,146	1,286	-	266	282	-
Home equity	29	88	-	27	40	-

With an allowance recorded:
Commercial and industrial	$223	$231	$137	$115	$243	$42
Commercial real estate	6,954	7,255	1,382	7,649	7,972	1,860
Residential mortgage	-	-	-	25	25	25
Home equity	211	213	115	49	49	6

Total:
Commercial and industrial	$618	$661	$137	$300	$914	$42
Commercial real estate	8,925	11,736	1,382	10,245	13,870	1,860
Residential mortgage	1,146	1,286	-	291	307	25
Home equity	240	301	115	76	89	6

Average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2014, 2013, and 2012 are summarized as follows:

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$72	$-	$188	$-	$313	$1
Commercial real estate	1,966	346	2,506	187	5,834	21
Residential mortgage	541	-	299	-	465	-
Home equity	29	-	31	-	44	4

With an allowance recorded:
Commercial and industrial	$93	$-	$51	$-	$239	$-
Commercial real estate	6,823	-	4,349	-	2,175	-
Commercial real estate - construction	-	-	-	-	16	-
Residential mortgage	-	-	13	-	-	-
Home equity	76	-	54	-	66	-

Total:
Commercial and industrial	$165	$-	$239	$-	$552	$1
Commercial real estate	8,789	346	6,855	187	8,009	21
Commercial real estate - construction	-	-	-	-	16	-
Residential mortgage	541	-	312	-	465	-
Home equity	105	-	85	-	110	4

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Non-accrual loans by loan portfolio class as of December 31, 2014 and 2013 are summarized as follows:

(Dollars in thousands)	2014	2013

Commercial and industrial	$267	$300
Commercial real estate	7,249	9,648
Residential mortgage	1,152	803
Home equity	239	126
	$8,907	$10,877

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $798,000, $861,000, and $774,000, in the years ended December 31, 2014, 2013, and 2012, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2014 and 2013 are summarized as follows:

(Dollars in thousands) December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$172	$290	$87	$549	$118,461	$119,010	$-
Commercial real estate	403	197	6,585	7,185	290,172	297,357	-
Commercial real estate - construction	-	-	-	-	56,076	56,076	-
Lease financing	-	-	-	-	1,121	1,121	-
Residential mortgage	328	82	1,117	1,527	64,915	66,442	-
Home equity	93	63	157	313	28,193	28,506	-
Consumer	6	-	-	6	3,015	3,021	-
Total	$1,002	$632	$7,946	$9,580	$561,953	$571,533	$-

(Dollars in thousands) December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$291	$38	$300	$629	$105,215	$105,844	$-
Commercial real estate	1,472	570	8,241	10,283	282,491	292,774	-
Commercial real estate - construction	-	-	-	-	45,647	45,647	-
Lease financing	-	-	-	-	1,356	1,356	-
Residential mortgage	952	-	785	1,737	68,093	69,830	-
Home equity	9	50	99	158	26,163	26,321	-
Consumer	24	12	-	36	4,654	4,690	-
Total	$2,748	$670	$9,425	$12,843	$533,619	$546,462	$-

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The allowance for loan and lease losses and recorded investment in financing receivables for the years ended December 31, 2014, 2013, and 2012, and as of December 31, 2014, 2013, and 2012 are as follows:

(Dollars in thousands) December 31, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Charge-offs	(62)	(1,057)	-	-	(133)	(43)	(33)	-	(1,328)
Recoveries	13	13	-	-	20	1	63	-	110
Provisions	255	963	24	2	(18)	254	(67)	204	1,617
Ending balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Ending balance: individually evaluated for impairment	$137	$1,382	$-	$-	$-	$115	$-	$-	$1,634
Ending balance: collectively evaluated for impairment	$1,256	$2,543	$33	$2	$450	$538	$35	$225	$5,082

Loans receivables:
Ending balance	$119,010	$297,357	$56,076	$1,121	$66,442	$28,506	$3,021	$-	$571,533
Ending balance: individually evaluated for impairment	$618	$8,925	$-	$-	$1,146	240	$-	$-	$10,929
Ending balance: collectively evaluated for impairment	$118,392	$288,432	$56,076	$1,121	$65,296	$28,266	$3,021	$-	$560,604

(Dollars in thousands) December 31, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(183)	(919)	(17)	-	(167)	(91)	(96)	-	(1,473)
Recoveries	193	279	7	2	23	8	84	-	596
Provisions	(121)	1,534	(45)	(3)	144	181	(17)	12	1,685
Ending balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Ending balance: individually evaluated for impairment	$42	$1,860	$-	$-	$25	$6	$-	$-	$1,933
Ending balance: collectively evaluated for impairment	$1,145	$2,146	$9	$-	$556	$435	$72	$21	$4,384

Loans receivables:
Ending balance	$105,844	$292,774	$45,647	$1,356	$69,830	$26,321	$4,690	$-	$546,462
Ending balance: individually evaluated for impairment	$300	$10,245	$-	$-	$291	76	$-	$-	$10,912
Ending balance: collectively evaluated for impairment	$105,544	$282,529	$45,647	$1,356	$69,539	$26,245	$4,690	$-	$535,550

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(Dollars in thousands) December 31, 2012	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$2,274	$3,544	$23	$2	$362	$337	$87	$143	$6,772
Charge-offs	(834)	(493)	(6)	-	(195)	(268)	(592)	-	(2,388)
Recoveries	31	13	2	-	-	10	33	-	89
Provisions	(173)	48	45	(1)	414	264	573	(134)	1,036
Ending balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Ending balance: individually evaluated for impairment	$111	$1,200	$54	$-	$-	$18	$-	$-	$1,383
Ending balance: collectively evaluated for impairment	$1,187	$1,912	$10	$1	$581	$325	$101	$9	$4,126

Loans receivables:
Ending balance	$77,883	$284,867	$33,231	$1,305	$57,455	$22,920	$6,559	$-	$484,220
Ending balance: individually evaluated for impairment	$415	$9,084	$54	$-	$448	191	$-	$-	$10,192
Ending balance: collectively evaluated for impairment	$77,468	$275,783	$33,177	$1,305	$57,007	$22,729	$6,559	$-	$474,028

The recorded investments in troubled debt restructured loans at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2014	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$23
Commercial real estate	11,189	9,443	8,005
Residential mortgage	903	897	713
Home equity	50	7	5
	$12,182	$10,382	$8,746

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2013	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$417	$266
Commercial real estate	10,581	8,686	7,470
Residential mortgage	423	35	29
	$11,044	$9,138	$7,765

At December 31, 2014, Mid Penn’s troubled debt restructured loans totaled $8,746,000, of which six loans totaling $2,035,000, represented accruing impaired loans in compliance with the terms of the modification.  Of the $2,035,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $71,000 and the other three are accruing impaired commercial real estate loans spread among two relationships totaling $1,964,000.  The remaining $6,711,000, representing 14 loans among nine relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships account for $4,680,000 of the $6,711,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate.  As of December 31, 2014, charge offs associated with troubled debt restructured loans while under a forbearance agreement totaled $87,000.  As of December 31, 2014, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

restructure during 2014.  One forbearance agreement was negotiated during 2008, 10 forbearance agreements were negotiated during 2009, one was negotiated during 2010, four were negotiated during 2013, and four were negotiated during 2014.

At December 31, 2013, Mid Penn’s troubled debt restructured loans totaled $7,765,000,  of which, $833,000, representing five loans, are accruing impaired mortgages in compliance with the terms of the modification.  Of the $833,000, four are accruing impaired residential mortgages totaling $235,000 and one is an accruing impaired commercial real estate loan totaling $598,000.  The remaining $6,932,000, representing 12 loans, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships account for $4,819,000 of the $6,932,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge offs have been taken as appropriate.  As of December 31, 2013, charge offs associated with troubled debt restructured loans while under a forbearance agreement totaled $0.  As of December 31, 2013, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2013.  One forbearance agreement was negotiated during 2008, 10 forbearance agreements were negotiated during 2009, one was negotiated during 2010, and five were negotiated during 2013.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

There were four loans modified in 2014 and five loans modified in 2013 that resulted in troubled debt restructurings.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2014.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2014	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	2	$1,057	$757	$734
Residential mortgage	1	540	540	520
Home equity	1	50	7	5
	4	$1,647	$1,304	$1,259

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2013	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	3	$6,091	$5,588	$5,417
Residential mortgage	2	74	74	28
	5	$6,165	$5,662	$5,445

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  These loans were made on substantially the same basis, including interest rates and collateral as those prevailing for comparable transactions with other borrowers at the same time.  The aggregate amount of these loans was $6,559,000 and $8,402,000 at December 31, 2014 and 2013, respectively.  During 2014, $3,340,000 of new loans and advances were extended and repayments totaled $5,181,000.  $2,000 of these loans is no longer considered related parties as of December 31, 2014.  None of these loans were past due, in non-accrual status, or restructured at December 31, 2014.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(8)           Bank Premises and Equipment

At December 31, 2014 and 2013, bank premises and equipment are as follows:

(Dollars in thousands)	2014	2013
Land	$2,712	$2,712
Buildings	10,116	10,087
Furniture, fixtures, and equipment	7,236	9,483
Leasehold improvements	826	828
Construction in progress	497	13
	21,387	23,123
Less accumulated depreciation	(9,162)	(10,654)
	$12,225	$12,469

Depreciation expense was $1,235,000 in 2014, $1,250,000 in 2013, and $1,153,000 in 2012.

(9)           Deposits

At December 31, 2014 and 2013, time deposits amounted to $124,785,000 and $132,373,000, respectively.  Interest expense on such certificates of deposit amounted to $1,971,000, $2,568,000, and $3,683,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

These time deposits at December 31, 2014, mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $100,000	$100,000 or more
Maturing in 2015	$35,364	$25,814
Maturing in 2016	22,943	11,018
Maturing in 2017	5,388	2,210
Maturing in 2018	4,528	3,077
Maturing in 2019	6,966	6,299
Maturing thereafter	1,178	-
	$76,367	$48,418

Brokered deposits included in the deposit totals equaled $4,462,000, at December 31, 2014 and $2,750,000 at December 31, 2013.  Deposits and other funds from related parties held by Mid Penn at December 31, 2014 and 2013 amounted to $9,987,000 and $9,010,000, respectively.

(10)         Short-term Borrowings

Short-term borrowings totaled $578,000 at December 31, 2014 and $23,833,000 at December 31, 2013.  The Bank has a line of credit commitment from the FHLB for overnight borrowings up to $40,000,000.  This line is collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with correspondent banks amounting to $12,500,000 at December 31, 2014.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(11)         Long-term Debt

The Bank is a member of the FHLB and through its membership, the Bank can access a number of credit products, which are utilized to provide liquidity.  The maximum borrowing capacity available to the Bank at the FHLB at December 31, 2014 was $272,397,000, which includes the line of credit commitment for overnight borrowings.  As of December 31, 2014 and 2013, the Bank had long-term debt in the amount of $52,961,000 and $23,145,000, respectively, consisting of:

(Dollars in thousands)	At December 31,
	2014	2013
Loans maturing in 2015 with rates ranging from 0.58% to 4.18%	15,000	15,000
Loans maturing in 2016 with rates ranging from 0.54% to 0.89%	25,000	5,000
Loan maturing in 2019 at a rate of 1.87%	10,000	-
Loan maturing in 2026 at a rate of 4.80%	2,892	3,073
Loan maturing in 2027 at a rate of 6.71%	69	72
	$52,961	$23,145

The aggregate amounts due on long-term debt subsequent to December 31, 2014 are $15,193,000 (2015), $25,203,000 (2016), $213,000 (2017), $223,000 (2018), $10,235,000 (2019), and $1,894,000 thereafter.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the year ended December 31, 2014. The following table illustrates the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,066	$-	$27,066	$-
Mortgage-backed U.S. government agencies	33,776	-	33,776	-
State and political subdivision obligations	79,171	-	79,171	-
Equity securities	1,621	561	1,060	-
	$141,634	$561	$141,073	$-

		Fair value measurements at December 31, 2013 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$12,834	$-	$12,834	$-
Mortgage-backed U.S. government agencies	39,392	-	39,392	-
State and political subdivision obligations	69,038	-	69,038	-
Equity securities	1,539	519	1,020	-
	$122,803	$519	$122,284	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,664	$-	$-	$6,664
Foreclosed Assets Held for Sale	142	-	-	142
Mortgage Servicing Rights	187	-	-	187

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

		Fair value measurements at December 31, 2013 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,535	$-	$-	$6,535
Foreclosed Assets Held for Sale	465	-	-	465
Mortgage Servicing Rights	223	-	-	223

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,664	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	32%
Foreclosed Assets Held for Sale	142	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	27%
Mortgage Servicing Rights	187	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	353%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,535	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	25%
Foreclosed Assets Held for Sale	465	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	24%
Mortgage Servicing Rights	223	Multiple of annual service fee	Estimated prepayment speed based on rate and term	240% - 400%	349%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices.

Impaired Loans (included in “Net Loans and Leases” in the following tables):

Mid Penn’s rating system assumes any loans classified as sub-standard non-accrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as sub-standard non-accrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2014 and 2013.

(Dollars in thousands)	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$9,882	$9,882	$8,623	$8,623
Interest-bearing time balances with other financial institutions	5,772	5,772	7,513	7,513
Available for sale investment securities	141,634	141,634	122,803	122,803
Net loans and leases	564,817	572,487	540,145	548,923
Restricted investment in bank stocks	3,181	3,181	2,969	2,969
Accrued interest receivable	3,058	3,058	2,704	2,704
Mortgage servicing rights	187	187	223	223

Financial liabilities:
Deposits	$637,922	$639,226	$608,130	$610,419
Short-term borrowings	578	578	23,833	23,833
Long-term debt	52,961	52,514	23,145	22,988
Accrued interest payable	349	349	393	393

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2014 and 2013.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  The following tables exclude financial instruments for which the placement in the fair value hierarchy has been disclosed elsewhere or for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$564,817	$572,487	$-	$-	$572,487

Financial instruments - liabilities
Deposits	$637,922	$639,226	$-	$639,226	$-
Long-term debt	52,961	52,514	-	52,514	-

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2013	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$540,145	$548,923	$-	$-	$548,923

Financial instruments - liabilities
Deposits	$608,130	$610,419	$-	$610,419	$-
Long-term debt	23,145	22,988	-	22,988	-

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

Mid Penn has an unfunded defined benefit retirement Plan for directors with benefits based on years of service.  The adoption of this Plan generated unrecognized prior service cost of $274,000, which is being amortized over the expected future years of service of active directors.  The unamortized balance at December 31, 2014, was $86,000.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Health and Life

The following tables provide a reconciliation of the changes in the Plan’s health and life insurance benefit obligations and fair value of Plan assets for the years ended December 31, 2014 and 2013, and a statement of the funded status at December 31, 2014 and 2013.

(Dollars in thousands)	December 31,
Change in benefit obligations:	2014	2013
Benefit obligations, January 1	$836	$894
Service cost	13	17
Interest cost	38	34
Actuarial gain	(26)	(15)
Change in assumptions	40	(55)
Benefit payments	(40)	(39)
Benefit obligations, December 31	$861	$836

Change in fair value of plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	40	39
Benefit payments	(40)	(39)
Fair value of plan assets, December 31	$-	$-

Funded status at year end	$(861)	$(836)

The amount recognized in the consolidated balance sheet at December 31, 2014 and 2013, is as follows:

(Dollars in thousands)	2014	2013
Accrued benefit liability	$861	$836

The amounts recognized in accumulated other comprehensive (loss) consist of:

(Dollars in thousands)	December 31,
	2014	2013
Net gain, pretax	$(19)	$(33)
Net prior service cost, pretax	-	(1)

The accumulated benefit obligation for health and life insurance plans was $861,000 and $836,000 at December 31, 2014 and 2013, respectively.

The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 is ($1,052).

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The components of net periodic postretirement benefit cost for 2014, 2013 and 2012 are as follows:

(Dollars in thousands)	2014	2013	2012
Service cost	$13	$17	$21
Interest cost	38	34	37
Amortization of prior service cost	(1)	(1)	(1)
Net periodic postretirement benefit cost	$50	$50	$57

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2014 and 2013 are as follows:

Weighted-average assumptions:	2014	2013
Discount rate	4.00%	4.75%
Rate of compensation increase	3.00%	3.75%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

Weighted-average assumptions:	2014	2013	2012
Discount rate	4.75%	4.00%	4.50%
Rate of compensation increase	3.75%	3.00%	3.50%

Assumed health care cost trend rates at December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Health care cost trend rate assumed for next year	6.50%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the
ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care Plans.  At December 31, 2014, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$4	$3
Effect on accumulated postretirement benefit obligation	61	54

Mid Penn expects to contribute $57,000 to its life and health benefit Plans in 2015.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)
1/1/2015 to 12/31/2015	$57
1/1/2016 to 12/31/2016	67
1/1/2017 to 12/31/2017	62
1/1/2018 to 12/31/2018	67
1/1/2019 to 12/31/2019	69
1/1/2020 to 12/31/2024	328

Benefit obligations were measured as of December 31, 2014, for the postretirement benefit Plan.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit Plan’s benefit obligations and fair value of Plan assets for the years ended December 31, 2014 and 2013 and a statement of the status at December 31, 2014 and 2013.  This Plan is unfunded.

(Dollars in thousands)	December 31,
Change in benefit obligations:	2014	2013
Benefit obligations, January 1	$1,130	$1,139
Service cost	33	32
Interest cost	51	44
Actuarial (gain) loss	(8)	4
Change in assumptions	69	(5)
Benefit payments	(89)	(84)
Benefit obligations, December 31	$1,186	$1,130

Change in fair value of plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	89	84
Benefit payments	(89)	(84)
Fair value of plan assets, December 31	$-	$-

Funded status at year end	$(1,186)	$(1,130)

Amounts recognized in the consolidated balance sheet at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013
Accrued benefit liability	$1,186	$1,130

Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2014	2013
Net prior service cost, pretax	$86	$108
Net loss, pretax	101	40

The accumulated benefit obligation for the retirement Plan was $1,186,000 at December 31, 2014 and $1,130,000 at December 31, 2013.

The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 is $21,525.

The components of net periodic retirement cost for 2014, 2013 and 2012 are as follows:

(Dollars in thousands)	2014	2013	2012
Service cost	$33	$32	$22
Interest cost	51	44	49
Amortization of prior-service cost	22	22	22
Net periodic retirement cost	$106	$98	$93

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2014 and 2013 are as follows:

Weighted-average assumptions:	2014	2013
Discount rate	4.00%	4.75%
Change in consumer price index	2.00%	2.75%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012 are as follows:

Weighted-average assumptions:	2014	2013	2012
Discount rate	4.75%	4.00%	4.50%
Change in consumer price index	2.75%	2.00%	2.50%

Mid Penn expects to contribute $92,000 to its retirement Plan in 2015.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)
1/1/2015 to 12/31/2015	$92
1/1/2016 to 12/31/2016	95
1/1/2017 to 12/31/2017	97
1/1/2018 to 12/31/2018	100
1/1/2019 to 12/31/2019	98
1/1/2020 to 12/31/2024	514

Plan benefit obligations were measured as of December 31, 2014 for the directors’ defined benefit Plan.

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,689,000 and $3,609,000 at December 31, 2014 and 2013, respectively.

(14)        Other Benefit Plans

(a)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution Plan covering substantially all employees.  The Bank did not contribute to the Plan in 2014,  2013, or 2012.

(b)	Deferred Compensation Plans

The Bank has an executive deferred compensation Plan, which allows an executive officer to defer compensation for a specified period in order to provide future retirement income.  The only participant in this Plan is a former executive officer.  The Bank accrued a liability for this Plan of approximately $177,000 at December 31, 2014 and $192,000 at December 31, 2013.  The expense related to the Plan was $6,000 in 2014, $0 in 2013, and $10,000 in 2012.

The Bank also has a directors’ deferred compensation Plan, which allows directors to defer receipt of fees for a specified period in order to provide future retirement income.  At December 31, 2014 and 2013, the Bank accrued a liability of approximately $453,000 and $405,000, respectively, for this Plan.  The expense related to the Plan in 2014 and 2013 was $16,000 and $11,000, respectively.  Income of $13,000 was recorded in 2012.

(c)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2014 and 2013, the Bank accrued a liability of approximately $221,000 and $206,000, respectively, for the Agreement.  The expense related to the Agreement was $15,000 for 2014, $14,000 for 2013, and $13,000 for 2012.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which informally funds the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,215,000 and $1,178,000 at December 31, 2014 and 2013, respectively.

(d)	Employee Stock Ownership Plan

The Employee Stock Ownership Plan (“ESOP”) was terminated in 2013.  Total expense related to Mid Penn’s contribution to the ESOP for 2013 and 2012 was $0, respectively.  Contributions to the ESOP were made at the discretion of the Board of Directors.  The ESOP held no common shares as of December 31, 2013, and 38,799 common shares as of December 31, 2012, all of which were allocated to Plan participants.  The ESOP shares were valued using Level 1 inputs as there was an active market for identical assets at the measurement date.  At December 31, 2013, the total fair value of the ESOP was $0.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2014 and 2013, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,776,000 and $1,739,000, respectively.

(f)	401(k) Plan

The Bank has a 401(k) Plan that covers substantially all full-time employees.  The Plan allows employees to contribute a portion of their salaries and wages to the Plan.  The Plan provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the Plan was $216,000, $129,000, and $111,000 for the years ending December 31, 2014, 2013, and 2012, respectively.

(g)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The Plan allows employees to use a portion of their salaries and wages to purchase common shares of Mid Penn stock at the market value of shares at the end of each calendar quarter.

(15)         Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2014 and 2013.

(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan and lease losses	$2,283	$2,148
Loan fees	68	167
Benefit plans	985	976
Nonaccrual interest	955	895
Unrealized loss on securities	-	385
Other	111	127
	4,402	4,698

Deferred tax liabilities:
Depreciation	(801)	(945)
Bond accretion	(106)	(92)
Goodwill and intangibles	(264)	(254)
Unrealized gain on securities	(837)	-
Prepaid expenses	(266)	(170)
Other	(3)	(2)
	(2,277)	(1,463)
Deferred tax asset, net	$2,125	$3,235

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

available tax planning strategies in making this assessment.  Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets.

The provision for (benefit from) income taxes consists of the following:

(Dollars in thousands)	2014	2013	2012
Current	$1,574	$1,009	$794
Deferred	(112)	192	450
Total provision for income taxes	$1,462	$1,201	$1,244

A reconciliation of income tax at the statutory rate to Mid Penn's effective rate is as follows:

(Dollars in thousands)	2014	2013	2012
Provision at the expected statutory rate	$2,435	$2,088	$2,106
Effect of tax-exempt income	(1,086)	(873)	(827)
Effect of investment in life insurance	(68)	(78)	(84)
Nondeductible interest	42	40	49
Nondeductible merger and acquisition expense	163	-	-
Other items	(24)	24	-
Provision for income taxes	$1,462	$1,201	$1,244

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2014, 2013, or 2012.  There were no amounts accrued for interest and penalties at December 31, 2014 or 2013.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania.  Mid Penn is no longer subject to examination by taxing authorities for years before 2011.  Tax years 2011 through the present, with limited exception, remain open to examination.

(16)         Regulatory Matters

Mid Penn Bancorp, Inc., is a bank holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2014 and December 31, 2013, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  The amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  At December 31, 2014, $6,298,000 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2014, and December 31, 2013, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,560	7.4%	$30,429	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	56,560	10.1%	22,295	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	63,336	11.4%	44,590	8.0%		N/A	N/A

Bank
As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,647	7.5%	$30,360	4.0%		$37,950	5.0%
Tier 1 Capital (to Risk Weighted Assets)	56,647	10.2%	22,295	4.0%		33,442	6.0%
Total Capital (to Risk Weighted Assets)	63,423	11.4%	44,590	8.0%		55,737	10.0%

Corporation
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,693	7.5%	$28,031	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	52,693	9.9%	21,234	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	59,100	11.1%	42,467	8.0%		N/A	N/A

Bank
As of December 31, 2013:
Tier 1 Capital (to Average Assets)	$52,598	7.5%	$28,041	4.0%		$35,051	5.0%
Tier 1 Capital (to Risk Weighted Assets)	52,598	9.9%	21,234	4.0%		31,850	6.0%
Total Capital (to Risk Weighted Assets)	59,005	11.1%	42,467	8.0%		53,084	10.0%

(17)         Concentration of Risk and Off-Balance Sheet Risk

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2014 and 2013 for guarantees under letters of credit issued is not material.

As of December 31, 2014, commitments to extend credit amounted to $125,279,000 and standby letters of credit amounted to $9,837,000.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Additionally, Mid Penn has committed to fund and sell qualifying residential mortgage loans to the FHLB in the total amount of $15,000,000.  As of December 31, 2014, $7,558,000 remains to be delivered on that commitment.

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

As of December 31, 2014, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in Central Pennsylvania, specifically within the Bank's trading area made up of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County.

The Bank's highest concentrations of credit within the loan portfolio are in the areas of Commercial Real Estate financing (50.6%) as of December 31, 2014.

(18)         Commitments and Contingencies

Operating Leases:

Mid Penn has entered into a non-cancelable operating lease agreement to lease approximately 2,500 square feet of office space in the downtown Harrisburg area through July 2020.  Mid Penn also has a non-cancelable lease on a drive-up ATM site in Halifax, PA that runs through October 2015.  Mid Penn has a non-cancelable operating lease agreement with a related party to lease approximately 5,900 square feet of office space on Derry Street in Harrisburg.  The initial term ended in November 2014.  Mid Penn has the option to renew this lease for two additional three-year periods and has exercised the first of these options, extending the term of the lease through November 2017.

In August 2014, Mid Penn entered into a non-cancelable operating lease agreement to lease two office suites, one approximately 2,350 square feet and the second approximately 7,000 square feet, on North Front Street in Harrisburg.  The initial lease term extends through February 2020 and can be renewed for one additional three-year period.  In October 2014, Mid Penn entered into a non-cancelable operating lease agreement with a related party to lease a retail branch property located at 5288 Simpson Ferry Road in Mechanicsburg, with the initial term of 20 years.  Mid Penn has the option to renew this lease for two additional five-year periods.  In November 2014, Mid Penn entered into a non-cancelable operating lease agreement to lease a retail branch property located at 2305 South Market Street in Elizabethtown, with the initial term extending through December 2019.  Mid Penn has the option to renew this lease for two additional five-year terms.

Minimum future rental payments under these operating leases as of December 31, 2014 are as follows:

(Dollars in thousands)
	Lease Obligation	Obligation to Related Parties
2015	$411	$114
2016	439	128
2017	441	125
2018	400	79
2019	393	66
thereafter	874	-
	$2,958	$512

Rental expense in connection with leases in 2014, 2013, and 2012 were $151,000, $121,000, and $120,000, respectively.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Litigation:

Mid Penn is subject to lawsuits and claims arising out of its business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(19)         Common Stock

Mid Penn has reserved 50,000 of authorized, but unissued shares of its common stock for issuance under a Stock Bonus Plan (the “Plan”).  Shares issued under the Plan are at the discretion of the Board of Directors.

Under Mid Penn’s amended and restated dividend reinvestment plan, (“DRIP”), 200,000 of Mid Penn’s authorized but unissued common stock are reserved for issuance.  The DRIP also allows for voluntary cash payments within specified limits, for the purchase of additional shares.

On June 25, 2014, the 2014 Restricted Stock Plan was registered, which awards shall not exceed, in the aggregate 100,000 shares of common stock.  The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.  The Plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.  As of December 31, 2014, 3,500 shares have been granted under the plan.

(20)         Preferred Stock

On December 19, 2008, Mid Penn entered into and closed a Letter Agreement with the United States Department of the Treasury (the “Treasury”) pursuant to which the Treasury invested $10,000,000 in the Mid Penn Bank under the Treasury’s TARP Capital Purchase Program (the “CPP”).  Under the letter agreement, the Treasury received (1) 10,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, $1,000 liquidation preference (“Series A Preferred Stock”), and (2) a warrant to purchase up to 73,099 shares of Mid Penn common stock at an exercise price of $20.52 per share (the “Warrant”).

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

On January 23, 2013, Mid Penn entered into a letter agreement with the Treasury pursuant to which Mid Penn repurchased from the Treasury on that date the Warrant for $58,479. The Warrant was subsequently cancelled.

As of December 31, 2014, Mid Penn has no further financial obligations under the Series A Preferred Stock, the Warrant or the CPP.

(21)         Stock Issued Under Private Placement Offering

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

Sales of Preferred Stock

Mid Penn sold shares of the Series B Preferred Stock in transactions exempt from registration under the Securities Act of 1933.

Between September 26, 2012 and December 31, 2012, Mid Penn sold 4,880 shares of its Series B Preferred Stock for total gross proceeds of $4,880,000, which have been offset by issuance costs of $50,000.  On January 3, 2013, 120 additional shares of the Series B Preferred Stock were sold resulting in total gross proceeds of $5,000,000 for the Series B Preferred Stock offering.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of December 31, 2014:

(Dollars in thousands)

Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - December 31, 2013	120	120,000
January 1, 2014 - December 31, 2014	-	-
Total	5,000	$5,000,000

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

Mid Penn may redeem shares of its Series B Preferred Stock at its option, in whole or in part, at any time subject to prior approval of the Federal Reserve, if then required, at a redemption price of $1,020 per share of Series B Preferred Stock plus an amount equal to any declared but unpaid dividends and in accordance with the terms and conditions set forth in a Certificate of Designations for the Series B Preferred Stock as filed with the Pennsylvania Department of State.

(22)          Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$554	$437
Investment in subsidiaries	59,217	52,821
Other assets	-	7
Total assets	$59,771	$53,265

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$641	$349
Shareholders' equity	59,130	52,916
Total liabilities and shareholders' equity	$59,771	$53,265

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2014	2013	2012
Income
Dividends from subsidiaries	$2,325	$1,237	$6,628
Other income	-	-	4
Total Income	2,325	1,237	6,632

Expense
Other expenses	(716)	(184)	(217)
Total Expense	(716)	(184)	(217)

Income before income tax and equity in undistributed earnings (loss) of subsidiaries	1,609	1,053	6,415
Equity in undistributed earnings (loss) of subsidiaries	4,012	3,823	(1,538)

Income before income tax	5,621	4,876	4,877
Income tax benefit	80	63	74

Net income	5,701	4,939	4,951
Series A preferred stock dividends & discount accretion	-	14	514
Series B preferred stock dividends	350	309	-
Net income available to common shareholders	$5,351	$4,616	$4,437
Comprehensive income	$8,086	$1,774	$5,328

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,701	$4,939	$4,951
Equity in undistributed (earnings) loss of subsidiaries	(4,012)	(3,823)	1,538
Decrease in other assets	8	3	40
Increase in other liabilities	292	334	15
Net cash provided by operating activities	1,989	1,453	6,544

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,925)	(1,181)	(1,432)
Series A preferred stock redemption	-	-	(10,000)
Series B preferred stock issuance, net of costs	-	120	4,830
Employee Stock Purchase Plan	53	55	56
Warrant repurchase	-	(58)	-
Net cash used in financing activities	(1,872)	(1,064)	(6,546)
Net increase (decrease) in cash and cash equivalents	117	389	(2)
Cash and cash equivalents, beginning of year	437	48	50
Cash and cash equivalents, end of year	$554	$437	$48

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

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

(24)         Subsequent Event

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2014, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the date these consolidated financial statements were issued.   Other than the Merger information identified and disclosed below, there were no other subsequent events identified from the period subsequent to the balance sheet date of December 31, 2014 through the date these consolidated financial statements were issued.

On March 1, 2015, Mid Penn consummated the merger with Phoenix Bancorp, Inc., a Pennsylvania corporation (“Phoenix”).  Under the terms of a merger agreement between the parties, Phoenix merged with, and into Mid Penn, with Mid Penn continuing as the surviving entity.  Simultaneously with the consummation of the foregoing merger, Miners Bank, a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, merged with and into Mid Penn Bank, a Pennsylvania-state chartered bank and wholly-owned subsidiary of Mid Penn.

Additionally, as part of this transaction, on March 1, 2015, Mid Penn assumed all of the liabilities and obligations of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund and issued 1,750 shares of Mid Penn’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”), to the Treasury.  The SBLF Preferred Shares qualify as Tier 1 Capital and have terms and conditions identical to those shares of preferred stock issued by Phoenix to Treasury.

As part of this transaction, Phoenix shareholders received either 3.167 shares of Mid Penn’s common stock or $51.60 in cash in exchange for each share of Phoenix common stock.  Holders of contingent rights issued by Phoenix received approximately 0.414 shares of Mid Penn’s common stock as settlement of such rights.  As a result, Mid Penn issued approximately 724,000 shares of common stock with an acquisition date fair value of approximately $11,294,000, based on Mid Penn’s closing stock price of $15.60 on February 27, 2015, and cash of approximately $2,949,000.  Based on the merger agreement, outstanding stock appreciation rights of Phoenix were settled in cash in accordance with their terms.  Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was approximately $14,243,000.

As of the date that these consolidated financial statements were issued, the final determinations of the fair value of assets acquired and liabilities assumed have not been finalized, due to the timing of the transaction.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(25)         Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2014 and 2013.

(Dollars in thousands, except per share data)	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,380	$7,870	$7,633	$7,744
Interest Expense	1,108	1,119	1,089	1,111
Net Interest Income	6,272	6,751	6,544	6,633
Provision for Loan and Lease Losses	547	275	395	400
Net Interest Income After Provision for Loan Losses	5,725	6,476	6,149	6,233
Noninterest Income	894	774	741	839
Noninterest Expense	4,738	5,068	4,929	5,933
Income Before Provision for Income Taxes	1,881	2,182	1,961	1,139
Provision for Income Taxes	370	475	366	251
Net Income	1,511	1,707	1,595	888
Preferred Stock Dividends and Discount Accretion	87	88	88	87
Net Income Available to Common Shareholders	$1,424	$1,619	$1,507	$801
Per Share Data:
Basic Earnings Per Share	$0.41	$0.46	$0.43	$0.23
Diluted Earnings Per Share	0.41	0.46	0.43	0.23
Cash Dividends	0.05	0.10	0.10	0.20

(Dollars in thousands, except per share data)	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$6,902	$7,153	$7,633	$7,295
Interest Expense	1,443	1,306	1,192	1,116
Net Interest Income	5,459	5,847	6,441	6,179
Provision for Loan and Lease Losses	495	415	575	200
Net Interest Income After Provision for Loan Losses	4,964	5,432	5,866	5,979
Noninterest Income	850	838	808	794
Noninterest Expense	5,037	4,612	4,746	4,996
Income Before Provision for Income Taxes	777	1,658	1,928	1,777
Provision for Income Taxes	92	292	440	377
Net Income	685	1,366	1,488	1,400
Preferred Stock Dividends and Discount Accretion	61	87	88	87
Net Income Available to Common Shareholders	$624	$1,279	$1,400	$1,313
Per Share Data:
Basic Earnings Per Share	$0.18	$0.37	$0.40	$0.37
Diluted Earnings Per Share	0.18	0.37	0.40	0.37
Cash Dividends	-	0.05	0.05	0.15

MID PENN BANCORP, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2014.  Based upon that evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded, as of December 31, 2014,  that, Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2014.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Management has concluded that Mid Penn’s internal control over financial reporting, as of December 31, 2014, is effective based on those criteria.

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

/s/ Rory G. Ritrievi	/s/ Edward P. Williams

Rory G. Ritrievi	Edward P. Williams
President and	Interim Principal
Chief Executive Officer	Financial Officer

ITEM 9B.    OTHER INFORMATION

None

MID PENN BANCORP, INC.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank.  The Corporation amended the Code of Ethics on March 17, 2013.  A copy is posted under Governance Documents in the Corporate Information section under the Investors link on the Corporation’s website, midpennbank.com.    The Corporation’s Code of Ethics may be viewed on the Mid Penn website at midpennbank.com or requested from the Corporate Secretary by telephone at 1-866-642-7736.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders, which pages are incorporated herein by reference. Mid Penn does not maintain any equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 3:  Ratification of the Appointment of BDO USA, LLP as the Corporation’s Independent Registered Public Accounting firm for 2015” of Mid Penn’s definitive proxy statement to be used in connection with the 2015 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

3.  The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)	The Registrant’s restated Articles of Incorporation.
3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2010.)
10.1	Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the SEC on March 10, 2008.)*
10.2	Mid Penn Bank’s Employee Stock Ownership Plan. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on form 10-K filed with the SEC on March 10, 2008.)*
10.3	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)
10.4	Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan. (Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 27, 2014.)*
10.5	Form of Mid Penn Bancorp, Inc. Restricted Stock Agreement.*
10.6

Assignment and Assumption Agreement, dated as of March 1, 2015, by and among Mid Penn Bancorp, Inc., Phoenix Bancorp, Inc., the Secretary of the Treasury, and the related Small Business Lending Fund-Securities Purchase Agreement, effective July 19, 2011, by and between the U.S. Department of the Treasury and Phoenix Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March xx, 2015)

11	Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)
12	Statements re: Computation of Ratios. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)
21	Subsidiaries of Registrant.
23	Consent of BDO USA, LLP.
23.1	Consent of Baker Tilly Virchow Krause, LLP.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.
32	Principal Executive and Financial Officer’s §1350 Certifications.

MID PENN BANCORP, INC.

99.1	Listing of Mid-Atlantic Custom Peer Group Banks.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*	Denotes a management contract or compensatory plan or arrangement.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Arch 25, 2012
By: /s/ Rory G. Ritrievi Rory G. Ritrievi President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2015
By: /s/ Edward P. Williams Edward P. Williams Interim Principal Financial Officer	March 20, 2015
By: /s/ Robert A. Abel Robert A. Abel, Director	March 20, 2015
By: /s/ Steven T. Boyer Steven T. Boyer, Director	March 20, 2015
By: /s/ Matthew G. DeSoto Matthew G. DeSoto, Director	March 20, 2015
By: /s/ Robert C. Grubic Robert C. Grubic, Director	March 20, 2015
By: /s/ Gregory M. Kerwin Gregory M. Kerwin, Director	March 20, 2015
By: /s/ Robert E. Klinger Robert E. Klinger, Director	March 20, 2015
By: /s/ Vincent J. Land Vincent J. Land, Director	March 20, 2015
By: /s/ Robert J. Moisey Robert J. Moisey, Director	March 20, 2015
By: /s/ Theodore W. Mowery Theodore W. Mowery, Director	March 20, 2015
By: /s/ John E. Noone John E. Noone, Director	March 20, 2015
By:/s/ Noble C. Quandel, Jr. Noble C. Quandel, Jr., Director	March 20, 2015
By:/s/ William A. Specht, III William A. Specht, Director	March 20, 2015