Form 10-Q
period 2015-03-31
MID PENN BANCORP INC
filed 2015-05-15
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 15, 2015, the registrant had 4,222,693 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries

MID PENN BANCORP, INC.Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$12,716	$8,869
Interest-bearing balances with other financial institutions	1,101	1,013
Federal funds sold	378	-
Total cash and cash equivalents	14,195	9,882
Interest-bearing time deposits with other financial institutions	5,669	5,772
Available for sale investment securities	142,680	141,634
Loans and leases, net of unearned interest	695,153	571,533
Less: Allowance for loan and lease losses	(6,566)	(6,716)
Net loans and leases	688,587	564,817
Bank premises and equipment, net	14,096	12,225
Restricted investment in bank stocks	3,517	3,181
Foreclosed assets held for sale	722	565
Accrued interest receivable	3,394	3,058
Deferred income taxes	2,363	2,125
Goodwill	3,613	1,016
Core deposit and other intangibles, net	752	187
Cash surrender value of life insurance	12,304	8,575
Other assets	3,257	2,620
Total Assets	$895,149	$755,657
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$94,427	$60,613
Interest bearing demand	230,204	222,712
Money Market	217,674	197,418
Savings	57,519	32,394
Time	159,222	124,785
Total Deposits	759,046	637,922
Short-term borrowings	621	578
Long-term debt	56,480	52,961
Accrued interest payable	498	349
Other liabilities	5,421	4,717
Total Liabilities	822,066	696,527
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized 5,000 shares;
7% non-cumulative dividend; 5,000 shares issued and outstanding at March 31, 2015 and
at December 31, 2014; total redemption value $5,100,000	5,000	5,000
Series C Preferred stock, par value $1.00; liquidation value $1,000; authorized 1,750 shares;
1% non-cumulative dividend; 1,750 shares issued and outstanding at March 31, 2015 and
0 shares issued and outstanding at December 31, 2014; total redemption value $1,750,000	1,750	-
Common stock, par value $1.00; authorized 10,000,000 shares; 4,222,693 shares
issued and outstanding at March 31, 2015 and 3,497,829 at December 31, 2014	4,223	3,498
Additional paid-in capital	40,493	29,902
Retained earnings	19,743	19,217
Accumulated other comprehensive income	1,874	1,513
Total Shareholders’ Equity	73,083	59,130
Total Liabilities and Shareholders' Equity	$895,149	$755,657

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2015	2014
INTEREST INCOME
Interest & fees on loans and leases	$7,154	$6,540
Interest on interest-bearing balances	11	10
Interest and dividends on investment securities:
U.S. Treasury and government agencies	331	277
State and political subdivision obligations, tax-exempt	531	519
Other securities	131	34
Total Interest Income	8,158	7,380
INTEREST EXPENSE
Interest on deposits	914	978
Interest on short-term borrowings	11	14
Interest on long-term debt	195	116
Total Interest Expense	1,120	1,108
Net Interest Income	7,038	6,272
PROVISION FOR LOAN AND LEASE LOSSES	300	547
Net Interest Income After Provision for Loan and Lease Losses	6,738	5,725
NONINTEREST INCOME
Income from fiduciary activities	127	158
Service charges on deposits	150	127
Net gain on sales of investment securities	177	150
Earnings from cash surrender value of life insurance	56	51
Mortgage banking income	67	38
ATM debit card interchange income	155	126
Merchant services income	50	67
Net gain on sales of SBA loans	-	51
Other income	167	126
Total Noninterest Income	949	894
NONINTEREST EXPENSE
Salaries and employee benefits	3,195	2,548
Occupancy expense, net	454	382
Equipment expense	313	301
Pennsylvania Bank Shares tax expense	115	99
FDIC Assessment	139	132
Legal and professional fees	143	97
Director fees and benefits expense	83	79
Marketing and advertising expense	88	48
Software licensing	319	237
Telephone expense	123	96
Loss on sale/write-down of foreclosed assets	32	87
Intangible amortization	9	7
Loan collection costs	80	71
Merger and acquisition expense	909	-
Other expenses	638	554
Total Noninterest Expense	6,640	4,738
INCOME BEFORE PROVISION FOR INCOME TAXES	1,047	1,881
Provision for income taxes	84	370
NET INCOME	963	1,511
Series B preferred stock dividends	87	87
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$876	$1,424

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.23	$0.41
Cash Dividends	$0.10	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                            Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014

Net income	$963	$1,511

Other comprehensive income:

Unrealized gains arising during the period on available for sale
securities, net of income taxes of $244 and $599, respectively	475	1,162

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of ($60) and ($51), respectively (1) (3)	(117)	(99)

Change in defined benefit plans, net of income taxes of $1 and $1, respectively (2) (3)	3	2

Total other comprehensive income	361	1,065

Total comprehensive income	$1,324	$2,576

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

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2015	$5,000	$3,498	$29,902	$19,217	$1,513	$59,130
Net income	-	-	-	963	-	963
Total other comprehensive income, net of taxes	-	-	-	-	361	361
Employee Stock Purchase Plan (1,013 shares)	-	1	15	-	-	16
Common stock dividends	-	-	-	(350)	-	(350)
Series B preferred stock dividends	-	-	-	(87)	-	(87)
SBLF preferred stock in connection with Phoenix acquisition	1,750	-	-	-	-	1,750
Common stock issued to Phoenix shareholders	-	724	10,568	-	-	11,292
Restricted stock compensation expense	-	-	8	-	-	8
Balance, March 31, 2015	$6,750	$4,223	$40,493	$19,743	$1,874	$73,083

Balance, January 1, 2014	$5,000	$3,494	$29,853	$15,441	$(872)	$52,916
Net income	-	-	-	1,511	-	1,511
Total other comprehensive income, net of taxes	-	-	-	-	1,065	1,065
Employee Stock Purchase Plan (985 shares)	-	1	13	-	-	14
Common stock dividends	-	-	-	(174)	-	(174)
Series B preferred stock dividends	-	-	-	(87)	-	(87)
Balance, March 31, 2014	$5,000	$3,495	$29,866	$16,691	$193	$55,245

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net Income	$963	$1,511
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	300	547
Depreciation	314	313
Amortization of intangibles	13	4
Net amortization of security premiums	384	43
Gain on sales of investment securities	(177)	(150)
Earnings on cash surrender value of life insurance	(56)	(51)
SBA loans originated for sale	-	(468)
Proceeds from sales of SBA loans originated for sale	-	519
Gain on sale of loans	-	(51)
Loss on sale / write-down of foreclosed assets	32	87
Restricted stock compensation expense	8	-
Deferred income tax benefit	(76)	(28)
Decrease (increase) in accrued interest receivable	52	(200)
Increase in other assets	(47)	(152)
Increase in accrued interest payable	117	93
Decrease in other liabilities	(40)	(282)
Net Cash Provided By Operating Activities	1,787	1,735
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	103	2,190
Proceeds from the maturity of investment securities	2,594	3,375
Proceeds from the sale of investment securities	16,091	7,199
Purchases of investment securities	(8,065)	(7,462)
Net cash received from acquisition	8,118	-
Redemptions (purchases) of restricted investment in bank stock	173	(177)
Net increase in loans and leases	(13,579)	(3,982)
Purchases of bank premises and equipment	(393)	(499)
Proceeds from sale of foreclosed assets	27	64
Net Cash Provided By Investing Activities	5,069	708
Financing Activities:
Net decrease in deposits	(2,114)	(1,455)
Net increase in short-term borrowings	43	4,711
Series B preferred stock dividend paid	(87)	(87)
Common stock dividend paid	(350)	(174)
Employee Stock Purchase Plan	16	14
Long-term debt repayment	(51)	(45)
Net Cash (Used In) Provided By Financing Activities	(2,543)	2,964
Net increase in cash and cash equivalents	4,313	5,407
Cash and cash equivalents, beginning of year	9,882	8,623
Cash and cash equivalents, end of year	$14,195	$14,030

MID PENN BANCORP, INC.Consolidated Statements of Cash Flows (Unaudited)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$971	$1,015
Income taxes paid	$100	$-

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$216	$264

Assets, Liabilities, and Equity in Connection with Merger:
(Dollars in thousands)

Assets Acquired:
Securities	$11,331	$-
Loans	110,707	-
Restricted stock	509	-
Property and equipment	1,792	-
Accrued interest receivable	388	-
Core deposit and other intangible assets	578	-
Bank-owned life insurance	3,673	-
Other assets	933	-
	$129,911	$-

Liabilities Assumed:
Deposits	$123,238	$-
Accrued interest payable	32	-
Long-term debt	3,570	-
Other liabilities	744	-
	$127,584	$-

Equity Acquired:
Preferred stock	$1,750	$-

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the March 31, 2014 and December 31, 2014 balances have been reclassified to conform to the 2014 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2014.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)           Merger

On March 1, 2015, Mid Penn consummated the merger with Phoenix Bancorp, Inc. (“Phoenix”), a Pennsylvania corporation.  Under the terms of a merger agreement between the parties, Phoenix merged with, and into Mid Penn, with Mid Penn continuing as the surviving entity.  Simultaneously with the consummation of the foregoing merger, Miners Bank (“Miners”), a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, merged with and into Mid Penn Bank, a Pennsylvania-state chartered bank and wholly-owned subsidiary of Mid Penn.

As part of this transaction, Phoenix shareholders received either 3.167 shares of Mid Penn’s common stock or $51.60 in cash in exchange for each share of Phoenix common stock.  Holders of contingent rights issued by Phoenix received approximately 0.414 shares of Mid Penn’s common stock as settlement of such rights.  As a result, Mid Penn issued 723,851 shares of common stock with an acquisition date fair value of approximately $11,292,000, based on Mid Penn’s closing stock price of $15.60 on February 27, 2015, and cash of  $2,949,000.  Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $14,241,000.

Additionally, as part of this transaction, on March 1, 2015, Mid Penn assumed all of the liabilities and obligations of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the United States Treasury (“Treasury”)  in connection with the Small Business Lending Fund and issued 1,750 shares of Mid Penn’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”), to the Treasury.  The SBLF Preferred Shares qualify as Tier 1 Capital and have terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.

The assets and liabilities of Miners and Phoenix were recorded on the consolidated balance sheet at their estimated fair value as of March 1, 2015, and their results of operations have been included in the consolidated income statement since such date.

Included in the purchase price was goodwill and a core deposit intangible of $2,597,000 and $578,000, respectively.  The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense projected for the succeeding five years beginning 2015 is estimated to be $88,000, $96,000, $86,000, $75,000, and $65,000 per year, respectively, and $168,000 in total for years after 2019.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The allocation of the purchase price is as follows:

(Dollars in thousands)
Purchase price assigned to Phoenix common shares exchanged for 723,851 Mid Penn common shares	$11,292
Purchase price assigned to Phoenix common shares exchanged for cash	2,949
Total purchase price	14,241
Phoenix net assets acquired:
Tangible Common Equity	12,292
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(982)
Associated deferred income taxes	334
Fair value adjustment to net assets acquired, net of tax	(648)
Total Phoenix net assets acquired	11,644
Goodwill resulting from the merger	$2,597

While Mid Penn believes that the accounting for the merger is complete, ASC 805 allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date.  The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed.

(Dollars in thousands)
Total purchase price	$14,241

Net assets acquired:
Cash and cash equivalents	11,067
Investment securities	11,331
Restricted stock	509
Loans	110,707
Bank owned life insurance	3,673
Premises and equipment	1,792
Accrued interest receivable	388
Core deposit and other intangibles	578
Other assets	933
Deposits	(123,238)
FHLB borrowings	(3,570)
Accrued interest payable	(32)
Other liabilities	(744)
Preferred stock	(1,750)
11,644
Goodwill	$2,597

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $113,090,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(Dollars in thousands)
Gross amortized cost basis at March 1, 2015	$113,090
Market rate adjustment	222
Credit fair value adjustment on pools of homogeneous loans	(1,462)
Credit fair value adjustment on impaired loans	(1,143)
Fair value of purchased loans at March 1, 2015	$110,707

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the started rates of the acquired loans.  The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date.  The credit adjustment on impaired loans is derived

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

in accordance with ASC 310-30-30 and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

The information about the acquired Phoenix impaired loan portfolio as of March 1, 2015 is as follows:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$3,548
Contractual cash flows not expected to be collected (nonaccretable discount)	(663)
Expected cash flows at acquisition	2,885
Interest component of expected cash flows (accretable discount)	(480)
Fair value of acquired loans	$2,405

The following table presents pro forma information as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2014.  Supplemental pro forma earnings for 2015 were adjusted to exclude $909,000 of merger related costs incurred in the first three months of 2015; the results for the first three months of 2014 were adjusted to include these charges.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands)	March 31, 2015	March 31, 2014
Net interest income after loan loss provision	$7,374	$7,050
Noninterest income	1,014	1,129
Noninterest expense	6,815	7,548
Net income available to common shareholders	1,276	543
Net income per common share	0.30	0.13

The amount of total revenue, consisting of interest income plus noninterest income, as well as the net income specifically related to Phoenix for the period beginning March 1, 2015, included in the consolidated statements of income of Mid Penn for the three months ended March 31, 2015, was $495,000 and $50,000, respectively.

(3)           Investment Securities

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

At March 31, 2015 and December 31, 2014, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,337	$1,026	$16	$27,347
Mortgage-backed U.S. government agencies	36,938	250	140	37,048
State and political subdivision obligations	74,162	2,077	242	75,997
Equity securities	2,239	70	21	2,288
	$139,676	$3,423	$419	$142,680

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,343	$752	$29	$27,066
Mortgage-backed U.S. government agencies	33,763	190	177	33,776
State and political subdivision obligations	77,482	2,007	318	79,171
Equity securities	1,584	60	23	1,621
	$139,172	$3,009	$547	$141,634

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $127,164,000 at March 31, 2015 and $134,740,000  at  December 31, 2014, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $177,000 and $150,000 on sales of securities available for sale during the three months ended March 31, 2015 and March 31, 2014.  Mid Penn realized gross losses on the sale of securities available for sale of $0 during the three months ended March 31, 2015 and March 31, 2014.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
March 31, 2015	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	4	$4,397	$16	$-	$-	$4,397	$16
Mortgage-backed U.S. government agencies	17	9,881	66	2,968	74	12,849	140
State and political subdivision obligations	25	8,463	48	4,592	194	13,055	242
Equity securities	2	-	-	596	21	596	21
Total temporarily impaired
available for sale securities	48	$22,741	$130	$8,156	$289	$30,897	$419

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
December 31, 2014	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	5	$6,059	$29	$-	$-	$6,059	$29
Mortgage-backed U.S. government agencies	20	9,511	62	4,416	115	13,927	177
State and political subdivision obligations	37	4,444	33	13,947	285	18,391	318
Equity securities	2	-	-	583	23	583	23
Total temporarily impaired
available for sale securities	64	$20,014	$124	$18,946	$423	$38,960	$547

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

At March 31, 2015,  46 debt securities and 2 equity security with unrealized losses totaling $419,000 depreciated 1.36% from their amortized cost basis.  At March 31, 2015, unrealized losses for twelve months or longer totaled $289,000 of which the majority was attributed to state and political subdivision obligations with $194,000 in unrealized losses.  At December 31, 2014,  62 debt securities and 2 equity security with unrealized losses totaling $547,000 depreciated 1.40% from their amortized cost basis.  At December 31, 2014, unrealized losses for twelve months or longer totaled $423,000 of which the majority was attributed to mortgage,-backed U.S. government agencies and state and political subdivision obligations with $115,000 and $285,000 in unrealized losses, respectively.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

The table below is the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	March 31, 2015
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$1,488	$1,516
Due after 1 year but within 5 years	14,470	15,068
Due after 5 years but within 10 years	48,039	49,435
Due after 10 years	36,502	37,325
	100,499	103,344
Mortgage-backed securities	36,938	37,048
Equity securities	2,239	2,288
	$139,676	$142,680

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(4)           Loans and Allowance for Loan and Lease Losses

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases to state or municipal government agencies where default risk is extremely limited and to only the most credit-worthy commercial customers.  These commercial customers are primarily leasing fleet vehicles for use in their primary line of business, mitigating some of the asset

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.15% of the portfolio at March 31, 2015.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

Acquired Loans

Loans that Mid Penn acquires in connection with acquisitions are recorded at fair value with no carryover of the related allowance for loan losses.  Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows will require Mid Penn to evaluate the need for an additional allowance for credit losses.  Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which Mid Penn will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent if Mid Penn expects to fully collect the new carrying value (i.e. fair value) of the loans.  As such, Mid Penn may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.  In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for in accordance with this guidance.  As a result, related discounts are recognized subsequently through accretion based on the contractual cash flows of the acquired loans.

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of March 31, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)		Special
March 31, 2015	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$156,220	$2,684	$1,350	$-	$160,254
Commercial real estate	322,756	6,955	10,936	-	340,647
Commercial real estate - construction	60,149	237	-	-	60,386
Lease financing	1,016	-	-	-	1,016
Residential mortgage	95,731	359	1,443	-	97,533
Home equity	31,372	344	394	-	32,110
Consumer	3,207	-	-	-	3,207
	$670,451	$10,579	$14,123	$-	$695,153

(Dollars in thousands)		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$117,166	$654	$1,190	$-	$119,010
Commercial real estate	280,817	4,859	11,681	-	297,357
Commercial real estate - construction	55,834	242	-	-	56,076
Lease financing	1,121	-	-	-	1,121
Residential mortgage	64,900	252	1,290	-	66,442
Home equity	28,167	138	201	-	28,506
Consumer	3,021	-	-	-	3,021
	$551,026	$6,145	$14,362	$-	$571,533

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$30	$64	$-	$395	$430	$-
Acquired with credit deterioration*	272	272	-	-	-	-
Commercial real estate:
Commercial real estate	1,895	4,453	-	1,971	4,481	-
Acquired with credit deterioration*	1,675	1,675	-	-	-	-
Residential mortgage:
Residential mortgage	935	1,011	-	1,146	1,286	-
Acquired with credit deterioration*	425	425	-	-	-	-
Home equity:
Home equity	40	56	-	29	88	-
Acquired with credit deterioration*	21	21	-	-	-	-

With an allowance recorded:
Commercial and industrial	$580	$591	$223	$223	$231	$137
Commercial real estate	5,163	5,380	1,103	6,954	7,255	1,382
Residential mortgage	31	32	23	-	-	-
Home equity	206	208	139	211	213	115

Total:
Commercial and industrial	$882	$927	$223	$618	$661	$137
Commercial real estate	8,733	11,508	1,103	8,925	11,736	1,382
Residential mortgage	1,391	1,468	23	1,146	1,286	-
Home equity	267	285	139	240	301	115

* Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2015 and March 31, 2014 are summarized as follows:

	March 31, 2015		March 31, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$31	$-	$190	$-
Acquired with credit deterioration	55	-	-	-
Commercial real estate:
Commercial real estate	1,933	-	2,697	-
Acquired with credit deterioration	335	-	-	-
Residential mortgage:
Residential mortgage	932	-	263	-
Acquired with credit deterioration	85	-	-	-
Home equity:
Home equity	32	-	27	-
Acquired with credit deterioration	4	-	-	-

With an allowance recorded:
Commercial and industrial	$583	$-	$74	$-
Commercial real estate	5,177	-	7,059	-
Residential mortgage	16	-	-	-
Home equity	208	-	47	-

Total:
Commercial and industrial	$669	$-	$264	$-
Commercial real estate	7,445	-	9,756	-
Residential mortgage	1,033	-	263	-
Home equity	244	-	74	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

Non-accrual loans by loan portfolio class as of March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Commercial and industrial	$449	$267
Commercial real estate	5,452	7,249
Residential mortgage	1,249	1,152
Home equity	267	239
	$7,417	$8,907

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)
March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$246	$-	$92	$338	$159,644	$159,982	$-
Acquired with credit deterioration	-	-	-	-	272	272	-
Commercial real estate:
Commercial real estate	301	288	5,168	5,757	333,215	338,972	-
Acquired with credit deterioration	-	316	50	366	1,309	1,675	50
Commercial real estate - construction:
Commercial real estate - construction	-	-	-	-	60,386	60,386	-
Lease financing:
Lease financing	-	-	-	-	1,016	1,016	-
Residential mortgage:
Residential mortgage	552	78	896	1,526	95,582	97,108	-
Acquired with credit deterioration	64	-	244	308	117	425	-
Home equity:
Home equity	50	-	166	216	31,873	32,089	-
Acquired with credit deterioration	-	-	21	21	-	21	-
Consumer:
Consumer	-	-	-	-	3,207	3,207	-
Total	$1,213	$682	$6,637	$8,532	$686,621	$695,153	$50

(Dollars in thousands)
December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$172	$290	$87	$549	$118,461	$119,010	$-
Commercial real estate	403	197	6,585	7,185	290,172	297,357	-
Commercial real estate - construction	-	-	-	-	56,076	56,076	-
Lease financing	-	-	-	-	1,121	1,121	-
Residential mortgage	328	82	1,117	1,527	64,915	66,442	-
Home equity	93	63	157	313	28,193	28,506	-
Consumer	6	-	-	6	3,015	3,021	-
Total	$1,002	$632	$7,946	$9,580	$561,953	$571,533	$-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, March 31, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	-	(450)	-	-	(1)	(29)	(5)	-	(485)
Recoveries	-	2	-	-	-	29	4	-	35
Provisions	246	149	2	(1)	95	(134)	3	(60)	300
Ending balance	$1,639	$3,626	$35	$1	$544	$519	$37	$165	$6,566

Ending balance: individually evaluated for impairment	$223	$1,103	$-	$-	$23	$139	$-	$-	$1,488
Ending balance: collectively evaluated for impairment	$1,416	$2,523	$35	$1	$521	$380	$37	$165	$5,078
Ending balance: acquired with credit deterioration	$-	$-	$-	$-	$-	$-	$-	$-	$-

Loans receivables:
Ending balance	$160,254	$340,647	$60,386	$1,016	$97,533	$32,110	$3,207	$-	$695,153
Ending balance: individually evaluated for impairment	$610	$7,058	$-	$-	$966	$246	$-	$-	$8,880
Ending balance: collectively evaluated for impairment	$159,372	$331,914	$60,386	$1,016	$96,142	$31,843	$3,207	$-	$683,880
Ending balance: acquired with credit deterioration	$272	$1,675	$-	$-	$425	$21	$-	$-	$2,393

(Dollars in thousands)
As of, and for the period ended, March 31, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Charge-offs	(40)	(368)	-	-	(59)	-	(16)	-	(483)
Recoveries	3	-	-	-	-	-	39	-	42
Provisions	40	348	4	1	19	(12)	(27)	174	547
Ending balance	$1,190	$3,986	$13	$1	$541	$429	$68	$195	$6,423

Ending balance: individually evaluated for impairment	$66	$1,792	$-	$-	$-	$8	$-	$-	$1,866
Ending balance: collectively evaluated for impairment	$1,124	$2,194	$13	$1	$541	$421	$68	$195	$4,557

Loans receivables:
Ending balance	$106,033	$296,103	$46,849	$1,496	$68,321	$26,464	$4,473	$-	$549,739
Ending balance: individually evaluated for impairment	$269	$10,014	$-	$-	$260	$71	$-	$-	$10,614
Ending balance: collectively evaluated for impairment	$105,764	$286,089	$46,849	$1,496	$68,061	$26,393	$4,473	$-	$539,125

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Ending balance: individually evaluated for impairment	$137	$1,382	$-	$-	$-	$115	$-	$-	$1,634
Ending balance: collectively evaluated for impairment	$1,256	$2,543	$33	$2	$450	$538	$35	$225	$5,082

Loans receivables:
Ending balance	$119,010	$297,357	$56,076	$1,121	$66,442	$28,506	$3,021	$-	$571,533
Ending balance: individually evaluated for impairment	$618	$8,925	$-	$-	$1,146	240	$-	$-	$10,929
Ending balance: collectively evaluated for impairment	$118,392	$288,432	$56,076	$1,121	$65,296	$28,266	$3,021	$-	$560,604

The recorded investments in troubled debt restructured loans at March 31, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2015	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$20
Commercial real estate	9,518	7,628	6,357
Residential mortgage	733	727	601
	$10,291	$8,390	$6,978

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2014	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$23
Commercial real estate	11,189	9,443	8,005
Residential mortgage	903	897	713
Home equity	50	7	5
	$12,182	$10,382	$8,746

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at March 31, 2015 totaled $6,978,000, of which six loans totaling $1,994,000 represented accruing impaired loans in compliance with the terms of the modification.  Of the $1,994,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $69,000 and the other three are accruing impaired commercial real estate loans spread among two relationships totaling $1,925,000.  The remaining $4,984,000, representing 11 loans among seven relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounts for $3,123,000 of the $4,984,000 nonaccrual impaired troubled debt restructured loan total.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

As a result of the evaluations at March 31, 2015 and March 31, 2014, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of March 31, 2015 and March 31, 2014, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0 and there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  As of March 31, 2015, one forbearance agreement was negotiated during 2008, 10 forbearance agreements were negotiated during 2009, three forbearance agreements were negotiated in 2013, and three forbearance agreements were negotiated during 2014.

There were no new loans modified during the three months ended March 31, 2015 and 2014 that resulted in troubled debt restructurings.  There were two troubled debt restructured loans to unrelated borrowers that defaulted within twelve months of restructure totaling $3,412,000 for the three months ended March 31, 2015, while there were none for the three month ended March 31, 2014.

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2015 and December 31, 2014 totaled $277,000 and $485,000, respectively.

The following table provides activity for the accretable yield of purchased impaired loans for the quarter ended March 31, 2015:

(Dollars in thousands)
Accretable yield, January 1, 2015	$-
Acquisition of impaired loans	480
Accretable yield amortized to interest income	(12)
Reclassification from nonaccretable difference (1)	-
Accretable yield, March 31, 2015	$468

(1) Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying   portfolio.

(5)        Fair Value Measurement

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2015.  The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,347	$-	$27,347	$-
Mortgage-backed U.S. government agencies	37,048	-	37,048	-
State and political subdivision obligations	75,997	-	75,997	-
Equity securities	2,288	1,218	1,070	-
	$142,680	$1,218	$141,462	$-

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,066	$-	$27,066	$-
Mortgage-backed U.S. government agencies	33,776	-	33,776	-
State and political subdivision obligations	79,171	-	79,171	-
Equity securities	1,621	561	1,060	-
	$141,634	$561	$141,073	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$5,265	$-	$-	$5,265
Foreclosed Assets Held for Sale	393	-	-	393
Mortgage Servicing Rights	182	-	-	182

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,664	$-	$-	$6,664
Foreclosed Assets Held for Sale	142	-	-	142
Mortgage Servicing Rights	187	-	-	187

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$5,265	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	32%
Foreclosed Assets Held for Sale	393	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	27%
Mortgage Servicing Rights	182	Multiple of annual service fee	Estimated prepayment speed based on rate and term	240% - 400%	352%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,664	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	32%
Foreclosed Assets Held for Sale	142	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	27%
Mortgage Servicing Rights	187	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	353%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

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

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$14,195	$14,195	$9,882	$9,882
Interest-bearing time balances with other financial institutions	5,669	5,669	5,772	5,772
Investment securities	142,680	142,680	141,634	141,634
Net loans and leases	688,587	696,138	564,817	572,487
Restricted investment in bank stocks	3,517	3,517	3,181	3,181
Accrued interest receivable	3,394	3,394	3,058	3,058
Mortgage servicing rights	182	182	187	187

Financial liabilities:
Deposits	$759,046	$760,676	$637,922	$639,226
Short-term borrowings	621	621	578	578
Long-term debt	56,480	56,093	52,961	52,514
Accrued interest payable	498	498	349	349

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2015 and December 31, 2014.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$688,587	$696,138	$-	$-	$696,138

Financial instruments - liabilities
Deposits	$759,046	$760,676	$-	$760,676	$-
Long-term debt	56,480	56,093	-	56,093	-

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$564,817	$572,487	$-	$-	$572,487

Financial instruments - liabilities
Deposits	$637,922	$639,226	$-	$639,226	$-
Long-term debt	52,961	52,514	-	52,514	-

(6)         Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $9,963,000 and $9,837,000 standby letters of credit outstanding as of March 31, 2015 and December 31, 2014, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of March 31, 2015 for payment under standby letters of credit issued was not material.

(7)        Defined Benefit Plans

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$8	$8	$3	$3
Interest cost	11	13	8	9
Amortization of prior service cost	4	3	-	-
Net periodic benefit cost	$23	$24	$11	$12

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

(8)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plans Liabilities	Accumulated Other Comprehensive Income

Balance - March 31, 2015	$1,984	$(110)	$1,874

Balance - December 31, 2014	$1,626	$(113)	$1,513

(9)           Common Stock

On June 25, 2014, the 2014 Restricted Stock Plan was registered, which awards shall not exceed, in the aggregate 100,000 shares of common stock.  The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.  The Plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.  As of March 31, 2015, 3,500 shares have been granted under the plan, which resulted in $8,000 of compensation expense.

(10)         Preferred Stock

Small Business Lending Fund

On March 1, 2015, Mid Penn assumed all of the issued and outstanding shares of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund and issued 1,750 shares of Mid Penn’s SBLF Preferred Shares having a $1,000 liquidation preference per share, to the Treasury.  The SBLF Preferred Shares qualify as Tier 1 Capital and have terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.  Mid Penn will pay noncumulative dividends payable quarterly on January 1, April 1, July 1, and October 1 of each year.  The current dividend rate is 1.00% per annum for payment dates up to and including January 1, 2016.  Following this date, the dividend rate will increase to 9% per annum thereafter.

The SBLF Preferred Shares may be redeemed at any time at the option of Mid Penn, subject to the approval of the appropriate federal banking agency.  All redemptions must be made at a per share redemption price equal to 100% of the liquidation preference, plus accrued and unpaid dividends as of the date of the redemption (“Redemption Date”) for the quarter that includes the Redemption Date, and a pro rata portion of any lending incentive fee.  All redemptions must be in amounts equal to at least 25% of the number of originally issued shares, or 100% of the then outstanding shares, if less than 25% of the number of originally issued shares.

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of March 31, 2015:

(Dollars in thousands)
Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - December 31, 2013	120	120,000
January 1, 2014 - December 31, 2014	-	-
January 1, 2015 - March 31, 2015	-	-
Total	5,000	$5,000,000

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

(11)Earnings per Common Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic and diluted earnings per share.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2015	2014
Net Income	$963	$1,511
Less: Dividends on Series B preferred stock	87	87
Net income available to common shareholders	$876	$1,424

Weighted average common shares outstanding	3,747,167	3,494,408
Basic earnings per common share	$0.23	$0.41

Mid Penn did not have dilutive securities outstanding as of March 31, 2015 and 2014.

(12)          Recent Accounting Pronouncements

ASU 2014-09:  The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) Update 2014-09, Revenue from Contracts with Customers (Topic 606).

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

MID PENN BANCORP, INC.Notes to Consolidated Financial Statements (Unaudited)

The ASU is effective for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the this alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited. In April 2015, the FASB proposed a one-year delay of the effective date of the revenue recognition standard.  The deferral would require public entities to apply the new revenue standard for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.  Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016.

ASU 2014-17: The FASB issued ASU Update 2014-17, Business Combinations (Topic 805):  Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).

The ASU amends Topic 805 so that a reporting entity that is a business or nonprofit activity (an “acquiree”) has the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree.  The option is available for each individual change-in-control event.  Control has the same meaning as a “controlling financial interest” under Topic 810, such that pushdown accounting may be applied if an acquirer obtains control through a simple majority of the outstanding voting shares of the acquiree (e.g., 51%).  Similarly, a Variable Interest Entity is considered an “acquiree” of its primary beneficiary and may also elect pushdown accounting.

If the acquiree elects to apply pushdown accounting, it must do so as of the acquisition date of the change-in-control event.  Further, any subsidiary of the acquiree may elect to apply pushdown accounting to its separate financial statements, regardless of whether the acquiree elects to apply pushdown accounting.  Upon election, the acquiree would adjust its standalone financial statements to reflect the acquirer’s new basis in the acquired entity’s assets and liabilities, and would provide relevant disclosures under Topic 805 to enable users to evaluate the effect of pushdown accounting.  The ASU became effective upon issuance on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.

Mid Penn is currently evaluating the effects these Updates will have on its consolidated financial statements.

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2015, compared to year-end 2014, and the Results of Operations for the three months ended March 31, 2015, compared to the same period in 2014.  The comparability of the financial condition and results of operations as of and for the three month periods ended March 31, 2015 and 2014, in general, have been impacted by the acquisition of Phoenix.  The recorded amounts of assets purchased and liabilities assumed in the Phoenix acquisition may be adjusted for up to one year subsequent to the acquisition.  Such adjustments, if any, are not expected to be significant.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of future economic conditions on Mid Penn and its customers;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•	possible impacts of the capital and liquidity requirements imposed by Basel III standards and other regulatory pronouncements, regulations and rules;
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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes;
•	acquisitions and integration of acquired businesses, which may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•	loss of certain key officers;
•	results of the regulator examination and supervision process;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	acts of war or terrorism;
•	our ability to maintain compliance with the exchange rules of the NASDAQ Stock Market, Inc.;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	disruptions due to flooding, severe weather, or other natural disasters of Acts of God;
•	volatilities in the securities markets; and
•	slow economic conditions.

Mid Penn undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review the risk factors described in the documents that Mid Penn periodically files with the SEC, including Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with GAAP and conform to general practices within the banking industry.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates Mid Penn used are based on historical experiences and other

MID PENN BANCORP, INC.

factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that Mid Penn has made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

Management of Mid Penn considers the accounting judgments relating to the allowance for loan and lease losses, the evaluation of the Corporation’s investment securities for other-than-temporary impairment, and the valuation of assets acquired and liabilities assumed to be the accounting areas that require the most subjective and complex judgments.

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

Valuations of assets acquired and liabilities assumed in business combinations are measured at fair value as of the acquisition date.  In many cases, determining the fair value of the assets acquired and liabilities assumed requires Mid Penn to estimate cash flows expected to result from these assets and liabilities and to discount these cash flows at appropriate rates of interest, which require the utilization of significant estimates and judgment in accounting for the acquisition.

Results of Operations

Overview

Net income available to common shareholders was $876,000, $0.23 basic earnings per common share, for the quarter ended March 31, 2015, as compared to net income available to common shareholders of $1,424,000, or $0.41 basic earnings per common share, for the quarter ended March 31, 2014, a 43.9% decrease. Net income available to common shareholders for the three months ended March 31, 2015 was impacted by $909,000 of merger and acquisition expenses incurred in conjunction with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”) on March 1, 2015.  Excluding these charges, and the corresponding tax impact, net income available to common shareholders for the three months ended March 31, 2015 would have been $1,503,000, an increase of 5.5% over the three months ended March 31, 2014.

Net interest income increased $766,000, or 12.2%, to $7,038,000 for the quarter ended March 31, 2015 from $6,272,000 during the quarter ended March 31, 2014.

The provision for loan and lease losses in the first quarter of 2015 was $300,000, compared to $547,000 in the first quarter of 2014.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended March 31,
	2015	2014
Return on average assets	0.49%	0.86%
Return on average equity	6.17%	11.22%

The increase in Mid Penn’s total assets during the first quarter of 2015 was impacted by the inclusion of assets and liabilities from Miners on the balance sheet.  The loan growth came as a result of business development efforts by a more experienced loan team contributing $34,707,000 in net new loan growth and Miners adding an additional $110,707,000. Mid Penn’s investment portfolio increased $21,271,000 from March 31, 2014 to March 31, 2015, primarily to provide pledgeable securities in support of deposit gathering efforts in the public funds sector.  On the liabilities side, Miners contributed $123,238,000 in total deposits to Mid Penn’s $152,371,000 in deposit growth from March 31, 2014 to March 31, 2015.  Short-term borrowings decreased $27,923,000 from $28,544,000 at March 31, 2014 to $621,000 at March 31, 2015, while long-term debt increased $33,380,000 from $23,100,000 at March 31, 2014 to $56,480,000 at March 31, 2015.  This increase is due to the addition of $30,000,000 in FHLB Advance borrowings and $3,570,000 in FHLB advances assumed from Miners.  The long-term debt was added as a prudent and planned asset liability management strategy to take advantage of low long-term borrowing rates and to fund loan growth.

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

For the three months ended March 31, 2015, Mid Penn’s taxable-equivalent net interest margin decreased to 3.97%, from 4.00%, for the three months ended March 31, 2014.  The decline was due to the decrease in the average loan yield from 4.95% for the three months ended March 31, 2014 to 4.81% for the same period in 2015, as well as the increase in the average balance of earning assets over the same periods.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan and lease portfolio, the growth in the loan and lease portfolio during the first three months of 2015, and shifting collateral values from December 31, 2014 to March 31, 2015.

Following its model for loan and lease loss allowance adequacy, management recorded a $300,000 provision for the three months ended March 31, 2015, as compared to a provision of $547,000 for the three months ended March 31, 2014.  The allowance for loan and lease losses as a percentage of total loans was 0.94% at March 31, 2015, compared to 1.18% at December 31, 2014.  This improvement was mainly due to the addition of the Miners loan portfolio without a corresponding allowance for loan and lease losses in conformity with purchase accounting treatment.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $55,000, or 6.2%, during the first quarter of 2015 versus the same period in 2014.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2015	2014	$ Variance	% Variance
Income from fiduciary activities	$127	$158	$(31)	-19.6%
Service charges on deposits	150	127	23	18.1%
Net gain on sales of investment securities	177	150	27	18.0%
Mortgage banking income	67	38	29	76.3%
ATM debit card interchange income	155	126	29	23.0%
Merchant services income	50	67	(17)	-25.4%
Net gain on sales of loans	-	51	(51)	-100.0%
Other income	167	126	41	32.5%

Income from fiduciary activities decreased during the three months ended March 31, 2015 versus the same period in 2014 due to a change in the commission structure.  During the three months ended March 31, 2015, Mid Penn saw increased service charges on deposits due to the addition of revenue from the Miners franchise.  During the first quarter of 2015, Mid Penn took advantage of opportunities within its investment portfolio to better align the portfolio for a rising interest rate environment thereby increasing realized gains on sales of investments.  Mortgage banking income increased in the three months ended March 31, 2015 over March 31, 2014.  Mortgage activity in the first quarter of 2014 was depressed throughout our market area due to harsh winter weather conditions.  ATM debit card interchange income increased during the first quarter of 2015 versus the comparable period in 2014 due to enhanced activity year over year.  Merchant services income decreased for the three months

MID PENN BANCORP, INC.

ended March 31, 2015 versus the same period in 2014.  This variance is the result of increased competition in that business line.  Mid Penn recorded no net gain on sales of Small Business Association (“SBA”) loans during the current quarter.  Other income increased in the three months ended March 31, 2015 versus the same period in 2014 due to increased letter of credit fee income and the reimbursement of unclaimed funds from the flexible spending and dental reimbursement Plans from the 2013-2014 plan year, as well as the addition of Miners other noninterest income in March of 2015.

Noninterest Expenses

Noninterest expenses decreased $1,902,000, or 40.1%, during the first quarter of 2015, versus the same period in 2014.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended March 31,
	2015	2014	$ Variance	% Variance
Salaries and employee benefits	$3,195	$2,548	$647	25.4%
Occupancy expense, net	454	382	72	18.8%
Pennsylvania Bank Shares tax expense	115	99	16	16.2%
Legal and professional fees	143	97	46	47.4%
Marketing and advertising expense	88	48	40	83.3%
Software licensing	319	237	82	34.6%
Telephone expense	123	96	27	28.1%
Loss on sale/write-down of foreclosed assets	32	87	(55)	-63.2%
Merger and acquisition expense	909	-	909	N/A
Other expenses	638	554	84	15.2%

Salaries and employee benefits increased during the three months ended March 31, 2015 versus the same period in 2014.  The increase during the first quarter of 2015 was driven by the addition of the Miners employees to Mid Penn’s employee pool, an increase in staffing levels due to Mid Penn’s entry into the Lancaster County market, and an increase in lending personnel and support staff to augment the expanding reach of Mid Penn.  Occupancy, PA bank shares tax, marketing and advertising, computer, telephone, and other expenses all saw increases related to the inclusion of the Miners normal operating expenses to Mid Penn’s expense stream during the quarter.  Legal and professional fees increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the increase in consultant fees incurred with the implementation of Mid Penn’s mobile banking app and new payroll system in current quarter.  Loss on sale/write-down of foreclosed assets improved during the three months ended March 31, 2015 versus the same periods in 2014.  Activity was confined primarily to the write-down of foreclosed assets as a result of updated appraisals on subject properties within the portfolio and only modest losses on property liquidations during the current quarter.  Merger and acquisition expenses of $909,000 in connection with the acquisition of Phoenix were incurred during the three months ended March 31, 2015.  Management believes that the recognition of expenses in connection with the Phoenix acquisition is substantially complete.

Income Taxes

The provision for income taxes was $84,000 for the three months ended March 31, 2015, as compared to the provision for income taxes of $370,000 in the same period last year.  The effective tax rate for the three months ended March 31, 2015, was 8.1% compared to 19.7% for the three months ended March 31, 2014.  This decrease was caused by the $909,000 in merger expenses incurred during the first quarter of 2015.  Of the $909,000 total, $829,000 was deemed a deductible expense thereby substantially decreasing Mid Penn’s total book tax expense for the three months ended March 31, 2015.  Mid Penn also had $86,000 more in tax exempt income in the three months ended March 31, 2015 versus the three months ended March 31, 2014.  Generally, our effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Loans

During the first three months of 2015, Mid Penn experienced an increase in loans outstanding of $123,620,000, or 21.6%, with Miners contributing $110,707,000 of the increase, mainly in the commercial real estate, commercial and industrial and residential mortgage categories.  Overall, commercial real estate and commercial and industrial loans accounted for the majority of Mid Penn’s loan growth as noted in the table below.

MID PENN BANCORP, INC.

(Dollars in thousands)	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial and industrial	$160,254	23.1%	$119,010	20.8%
Commercial real estate	340,647	49.0%	297,357	52.0%
Commercial real estate - construction	60,386	8.7%	56,076	9.8%
Lease financing	1,016	0.1%	1,121	0.2%
Residential mortgage	97,533	14.0%	66,442	11.6%
Home equity	32,110	4.6%	28,506	5.0%
Consumer	3,207	0.5%	3,021	0.6%
	$695,153	100.0%	$571,533	100.0%

Most of Mid Penn’s lending activities are with customers located within the trading area of Dauphin County, lower Northumberland County, western Schuylkill County and eastern Cumberland County, Pennsylvania.  This region currently, and historically, has lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices which help shield the local area from national trends.  At March 31, 2015, the unadjusted unemployment rate for the Harrisburg/Carlisle area was 4.5% versus the seasonally adjusted national unemployment rate of 5.5%.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first three months of 2015, Mid Penn had net charge-offs of $450,000 compared to net charge-offs of $441,000 during the same period of 2014.  Loans charged off during the first three months of 2015 were comprised of three loans to unrelated borrowers.  There was one commercial real estate loan for $450,000, one home equity loan for $29,000 and one residential real estate loan for $1,000.  The remaining $5,000 was comprised of deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the three months ended March 31, 2015 and 2014 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Average total loans outstanding (net of unearned interest)	$615,607	$544,914
Period ending total loans outstanding (net of unearned interest)	695,153	549,739

Balance, beginning of period	6,716	6,317

Loans charged off during period	(485)	(483)
Recoveries of loans previously charged off	35	42
Net chargeoffs	(450)	(441)

Provision for loan and lease losses	300	547
Balance, end of period	$6,566	$6,423

Ratio of net loans charged off to average loans outstanding (annualized)	0.30%	0.33%

Ratio of allowance for loan losses to net loans at end of period	0.94%	1.17%

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

MID PENN BANCORP, INC.

At March 31, 2015, total nonperforming loans amounted to $9,411,000, or 1.35% of loans and leases net of unearned income, as compared to levels of $10,942,000, or 1.91%, at December 31, 2014 and $11,550,000, or 2.10%, at March 31, 2014.  The inclusion of Miners loan portfolio aided in decreasing Mid Penn’s nonperforming ratios.

(Dollars in thousands)
	March 31, 2015	December 31, 2014	March 31, 2014
Nonperforming Assets:
Nonaccrual loans	$7,417	$8,907	$10,744
Accruing troubled debt restructured loans	1,994	2,035	806
Total nonperforming loans	9,411	10,942	11,550

Foreclosed real estate	722	565	1,078
Total non-performing assets	10,133	11,507	12,628

Accruing loans 90 days or more past due	50	-	-
Total risk elements	$10,183	$11,507	$12,628

Nonperforming loans as a % of total
loans outstanding	1.35%	1.91%	2.10%
Nonperforming assets as a % of total
loans outstanding and other real estate	1.46%	2.01%	2.29%
Ratio of allowance for loan losses
to nonperforming loans	69.77%	61.37%	55.61%

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

(Dollars in thousands)
	March 31, 2015	December 31, 2014
Period ending total loans outstanding (net of unearned interest)	$695,153	$571,533
Allowance for loan and lease losses	6,566	6,716
Total Nonperforming loans	9,411	10,942
Nonperforming and impaired loans with partial charge-offs	2,261	2,441

Ratio of nonperforming loans with partial charge-offs
to total loans	0.33%	0.43%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	24.03%	22.31%

Coverage ratio net of nonperforming loans with
partial charge-offs	91.83%	79.00%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.95%	1.18%

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

Excluding the loans acquired with credit deterioration of which none were subsequently impaired after being acquired as of March 31, 2015, Mid Penn had several loan relationships, with an aggregate carrying balance of $8,880,000, deemed impaired.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $5,980,000 for which specific allocations totaling $1,488,000 were included within the loan loss reserve for these loans.  The remaining $2,900,000 of loans required no specific allocation within the loan loss reserve.  The $8,880,000 pool of impaired loan relationships was comprised of $7,058,000 in commercial real estate relationships, $966,000 in residential relationships, $610,000 in commercial and industrial relationships, and $246,000 in home equity relationships.  There were specific allocations of $1,103,000 against the commercial real estate relationships with $730,000 of this total to one borrower.  There was also $223,000 against the commercial and industrial relationships, $139,000 against the home equity relationships, and $23,000 against residential

MID PENN BANCORP, INC.

relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,566,000 is adequate as of March 31, 2015.

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

Major sources of cash in the first quarter of 2015 came from the sale of investment securities of $16,091,000 and the net cash received from acquisitions of $8,118,000.

Major uses of cash in the first quarter of 2015 were the increase in net loans and leases of $13,579,000 and the purchases of investment securities of $8,065,000.

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

MID PENN BANCORP, INC.

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

Shareholders’ equity increased during the three months ended March 31, 2015 by $13,953,000, or 23.6%, from December 31, 2014.  Capital has been positively impacted in 2015 by positive earnings available to common shareholders of $876,000 and accumulated other comprehensive income of $361,000.  All of Mid Penn’s investment securities are classified as available for sale, making this portion of the balance sheet more sensitive to the changing market value of investments.  Also positively impacting capital during the quarter was the issuance of approximately 723,851 shares of common stock to fund the acquisition of Phoenix Bancorp, Inc.  This transaction added an additional $11,292,000 to shareholders’ equity.  As part of the acquisition, Mid Penn also issued SBLF preferred stock totaling $1,750,000.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The risk-based capital standards require all banks to have Tier 1 capital of at least 4.0% and total capital (including Tier 1 capital) of at least 8.0% of risk-weighted assets.  The capital standard based on average assets, also known as the “leverage ratio”, requires all, but the most highly-rated banks, to have Tier 1 capital of at least 4.0% of total average assets.  At March 31, 2015, Mid Penn met the definition of a “well-capitalized” institution.

The following table illustrates the Bank’s capital ratios, which are not materially different from Mid Penn’s ratios.  As noted below, the Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2015:
Tier 1 Capital (to Average Assets)	$67,164	8.4%	$31,907	4.0%	$39,883	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	67,164	10.1%	-		-
Tier 1 Capital (to Risk Weighted Assets)	67,164	10.1%	26,660	4.0%	39,990	6.0%
Total Capital (to Risk Weighted Assets)	73,730	11.1%	53,320	8.0%	66,650	10.0%

As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,647	7.5%	$30,360	4.0%	$37,950	5.0%
Tier 1 Capital (to Risk Weighted Assets)	56,647	10.2%	22,295	4.0%	33,442	6.0%
Total Capital (to Risk Weighted Assets)	63,423	11.4%	44,590	8.0%	55,737	10.0%

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

MID PENN BANCORP, INC.

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

Under the proposed rules, accumulated other comprehensive income (AOCI) would have been included in a banking organization’s common equity tier 1 capital. The final rules allow community banks to make a one-time election not to include these additional components of AOCI in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. The opt-out election must be made in the first call report or FR Y-9 series report that is filed after the financial institution becomes subject to the final rule.  Mid Penn elected to opt-out.

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

Small Business Lending Fund Program Participation

On March 1, 2015, Mid Penn assumed all of the issued and outstanding shares of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund and issued 1,750 shares of Mid Penn’s SBLF Preferred Shares, having a $1,000 liquidation preference per share, to the Treasury.  The SBLF Preferred Shares qualify as Tier 1 Capital and have terms and conditions identical to those shares of preferred stock issued by Phoenix to Treasury.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2014, as reported in Mid Penn’s Form 10-K filed with the SEC on March 20, 2015.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2015, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2015, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 15, 2015
By:	/s/ Edward P. Williams
Edward P. Williams
Interim Principal Financial Officer

Date:	May 15, 2015