Form 10-Q
period 2015-06-30
MID PENN BANCORP INC
filed 2015-08-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, the registrant had 4,223,695 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries

MID PENN BANCORP, INC.                                                                    Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$9,712	$8,869
Interest-bearing balances with other financial institutions	831	1,013
Federal funds sold	838	-
Total cash and cash equivalents	11,381	9,882
Interest-bearing time deposits with other financial institutions	5,669	5,772
Available for sale investment securities	137,198	141,634
Loans and leases, net of unearned interest	705,152	571,533
Less: Allowance for loan and lease losses	(6,851)	(6,716)
Net loans and leases	698,301	564,817
Bank premises and equipment, net	14,344	12,225
Restricted investment in bank stocks	3,824	3,181
Foreclosed assets held for sale	767	565
Accrued interest receivable	3,465	3,058
Deferred income taxes	2,973	2,125
Goodwill	3,918	1,016
Core deposit and other intangibles, net	735	187
Cash surrender value of life insurance	12,375	8,575
Other assets	4,392	2,620
Total Assets	$899,342	$755,657
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$85,097	$60,613
Interest bearing demand	234,702	222,712
Money Market	217,914	197,418
Savings	58,048	32,394
Time	158,164	124,785
Total Deposits	753,925	637,922
Short-term borrowings	14,981	578
Long-term debt	51,421	52,961
Accrued interest payable	541	349
Other liabilities	5,089	4,717
Total Liabilities	825,957	696,527
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized 5,000 shares;
7% non-cumulative dividend; 5,000 shares issued and outstanding at June 30, 2015 and
at December 31, 2014; total redemption value $5,100,000	5,000	5,000
Series C Preferred stock, par value $1.00; liquidation value $1,000; authorized 1,750 shares;
1% non-cumulative dividend; 1,750 shares issued and outstanding at June 30, 2015 and
0 shares issued and outstanding at December 31, 2014; total redemption value $1,750,000	1,750	-
Common stock, par value $1.00; authorized 10,000,000 shares; 4,223,695 shares
issued and outstanding at June 30, 2015 and 3,497,829 at December 31, 2014	4,224	3,498
Additional paid-in capital	40,507	29,902
Retained earnings	21,273	19,217
Accumulated other comprehensive income	631	1,513
Total Shareholders’ Equity	73,385	59,130
Total Liabilities and Shareholders' Equity	$899,342	$755,657

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                                        Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest & fees on loans and leases	$8,743	$6,925	$15,897	$13,465
Interest on interest-bearing balances	11	10	22	20
Interest and dividends on investment securities:
U.S. Treasury and government agencies	304	358	635	635
State and political subdivision obligations, tax-exempt	517	536	1,048	1,055
Other securities	68	41	199	75
Interest on federal funds sold and securities purchased under agreements to resell	1	-	1	-
Total Interest Income	9,644	7,870	17,802	15,250
INTEREST EXPENSE
Interest on deposits	980	990	1,894	1,968
Interest on short-term borrowings	11	7	22	21
Interest on long-term debt	167	122	362	238
Total Interest Expense	1,158	1,119	2,278	2,227
Net Interest Income	8,486	6,751	15,524	13,023
PROVISION FOR LOAN AND LEASE LOSSES	300	275	600	822
Net Interest Income After Provision for Loan and Lease Losses	8,186	6,476	14,924	12,201
NONINTEREST INCOME
Income from fiduciary activities	120	167	247	325
Service charges on deposits	167	136	317	263
Net gain on sales of investment securities	-	-	177	150
Earnings from cash surrender value of life insurance	71	51	127	102
Mortgage banking income	153	75	220	113
ATM debit card interchange income	196	139	351	265
Merchant services income	61	66	111	133
Net gain on sales of SBA loans	143	27	143	78
Other income	182	113	349	239
Total Noninterest Income	1,093	774	2,042	1,668
NONINTEREST EXPENSE
Salaries and employee benefits	3,440	2,843	6,760	5,391
Occupancy expense, net	496	322	950	704
Equipment expense	422	310	735	611
Pennsylvania Bank Shares tax expense	116	109	231	208
FDIC Assessment	165	139	304	271
Legal and professional fees	161	168	304	265
Director fees and benefits expense	92	76	175	155
Marketing and advertising expense	147	84	235	132
Software licensing	404	212	723	449
Telephone expense	140	100	263	196
(Gain) loss on sale/write-down of foreclosed assets	(15)	(30)	17	57
Intangible amortization	26	7	35	14
Loan collection costs	88	82	168	153
Merger and acquisition expense	-	-	784	-
Other expenses	960	646	1,598	1,200
Total Noninterest Expense	6,642	5,068	13,282	9,806
INCOME BEFORE PROVISION FOR INCOME TAXES	2,637	2,182	3,684	4,063
Provision for income taxes	593	475	677	845
NET INCOME	2,044	1,707	3,007	3,218
Series B preferred stock dividends	88	88	175	175
Series C preferred stock dividend	4	-	4	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,952	$1,619	$2,828	$3,043

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.46	$0.46	$0.71	$0.87
Cash Dividends	$0.10	$0.10	$0.20	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                            Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2015	2014

Net income	$2,044	$1,707

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available for sale
securities, net of income taxes of ($642) and $532, respectively	(1,245)	1,031

Change in defined benefit plans, net of income taxes of $1 and $2, respectively (2) (3)	2	4

Total other comprehensive (loss) income	(1,243)	1,035

Total comprehensive income	$801	$2,742

(Dollars in thousands)	Six Months Ended June 30,
	2015	2014

Net income	$3,007	$3,218

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available for sale
securities, net of income taxes of ($398) and $1,131, respectively	(770)	2,193

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of ($60) and ($51), respectively (1) (3)	(117)	(99)

Change in defined benefit plans, net of income taxes of $2 and $3, respectively (2) (3)	5	6

Total other comprehensive (loss) income	(882)	2,100

Total comprehensive income	$2,125	$5,318

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

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.            Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2015	$5,000	$3,498	$29,902	$19,217	$1,513	$59,130
Net income	-	-	-	3,007	-	3,007
Total other comprehensive loss, net of taxes	-	-	-	-	(882)	(882)
Employee Stock Purchase Plan (1,002 shares)	-	2	29	-	-	31
Common stock dividends	-	-	-	(772)	-	(772)
Series B preferred stock dividends	-	-	-	(175)	-	(175)
Series C preferred stock dividends	-	-	-	(4)	-	(4)
SBLF preferred stock in connection with Phoenix acquisition	1,750	-	-	-	-	1,750
Common stock issued to Phoenix shareholders	-	724	10,568	-	-	11,292
Restricted stock compensation expense	-	-	8	-	-	8
Balance, June 30, 2015	$6,750	$4,224	$40,507	$21,273	$631	$73,385

Balance, January 1, 2014	$5,000	$3,494	$29,853	$15,441	$(872)	$52,916
Net income	-	-	-	3,218	-	3,218
Total other comprehensive income, net of taxes	-	-	-	-	2,100	2,100
Employee Stock Purchase Plan (1,657 shares)	-	2	23	-	-	25
Common stock dividends	-	-	-	(524)	-	(524)
Series B preferred stock dividends	-	-	-	(175)	-	(175)
Balance, June 30, 2014	$5,000	$3,496	$29,876	$17,960	$1,228	$57,560

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                                 Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net Income	$3,007	$3,218
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	600	822
Depreciation	708	624
Amortization of intangibles	30	19
Net amortization (accretion) of security premiums	1,905	(441)
Gain on sales of investment securities	(177)	(150)
Earnings on cash surrender value of life insurance	(127)	(102)
SBA loans originated for sale	(1,897)	(733)
Proceeds from sales of SBA loans originated for sale	2,040	811
Gain on sale of loans	(143)	(78)
Loss on disposal of property, plant, and equipment	-	3
Loss on sale / write-down of foreclosed assets	17	57
Restricted stock compensation expense	8	-
Deferred income tax expense	69	158
Increase in accrued interest receivable	(19)	(183)
Increase in other assets	(1,148)	(409)
Increase in accrued interest payable	160	207
(Decrease) increase in other liabilities	(504)	933
Net Cash Provided By Operating Activities	4,529	4,756
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	103	1,641
Proceeds from the maturity of investment securities	4,964	6,644
Proceeds from the sale of investment securities	16,091	7,199
Purchases of investment securities	(8,312)	(30,111)
Net cash received from acquisition	8,095	-
(Purchases) redemptions of restricted investment in bank stock	(134)	240
Net increase in loans and leases	(24,202)	(3,840)
Purchases of bank premises and equipment	(1,035)	(673)
Proceeds from sale of foreclosed assets	262	503
Net Cash Used In Investing Activities	(4,168)	(18,397)
Financing Activities:
Net (decrease) increase in deposits	(7,235)	23,875
Net increase (decrease) in short-term borrowings	14,403	(16,213)
Series B preferred stock dividends paid	(175)	(175)
Series C preferred stock dividend paid	(4)	-
Common stock dividends paid	(772)	(524)
Employee Stock Purchase Plan	31	25
Proceeds from long-term debt borrowings	-	10,000
Long-term debt repayment	(5,110)	(91)
Net Cash Provided By Financing Activities	1,138	16,897
Net increase in cash and cash equivalents	1,499	3,256
Cash and cash equivalents, beginning of year	9,882	8,623
Cash and cash equivalents, end of year	$11,381	$11,879

MID PENN BANCORP, INC.                                                 Consolidated Statements of Cash Flows (Unaudited)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,086	$2,020
Income taxes paid	$630	$870

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$481	$678

Assets, Liabilities, and Equity in Connection with Merger:
(Dollars in thousands)

Assets Acquired:
Securities	$11,331	$-
Loans	110,363	-
Restricted stock	509	-
Property and equipment	1,792	-
Accrued interest receivable	388	-
Core deposit and other intangible assets	578	-
Cash surrender value of life insurance	3,673	-
Other assets	1,127	-
	$129,761	$-

Liabilities Assumed:
Deposits	$123,238	$-
Accrued interest payable	32	-
Long-term debt	3,570	-
Other liabilities	876	-
	$127,716	$-

Equity Acquired:
Preferred stock	$1,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(1)          Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Mid Penn Bank (the “Bank”), and the Bank’s wholly-owned subsidiary Mid Penn Insurance Services, LLC (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the June 30,  2014 and December 31, 2014 balances have been reclassified to conform to the 2015 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)           Merger

On March 1, 2015, Phoenix Bancorp, Inc. (“Phoenix”) merged with, and into the Company, with the Company continuing as the surviving entity.  Simultaneously with the consummation of the foregoing merger, Miners Bank (“Miners”), a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, merged with and into the Bank.

As part of this transaction, Phoenix shareholders received either 3.167 shares of the Company’s common stock or $51.60 in cash in exchange for each share of Phoenix common stock.  Holders of contingent rights issued by Phoenix received approximately 0.414 shares of the Company’s common stock as settlement of such rights.  As a result, the Company issued 723,851 shares of common stock with an acquisition date fair value of approximately $11,292,000, based on the closing stock price of the Company’s common stock on February 27, 2015 of $15.60, and cash of $2,949,000.  Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $14,241,000.

Additionally, as part of this transaction, on March 1, 2015, the Company assumed all of the liabilities and obligations of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the United States Treasury (“Treasury”) in connection with the Small Business Lending Fund and issued 1,750 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”), to the Treasury.  The SBLF Preferred Shares qualify as Tier 1 capital and have terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.

The assets and liabilities of Miners and Phoenix were recorded on the consolidated balance sheet at their estimated fair value as of March 1, 2015, and their results of operations have been included in the consolidated income statement since such date.

Included in the purchase price was goodwill and a core deposit intangible of $2,902,000 and $578,000, respectively.  The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense projected for the succeeding five years beginning 2015 is estimated to be $88,000, $96,000, $86,000, $75,000, and $65,000 per year, respectively, and $168,000 in total for years after 2019.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The allocation of the purchase price is as follows:

(Dollars in thousands)
Purchase price assigned to Phoenix common shares exchanged for 723,851 Mid Penn common shares	$11,292
Purchase price assigned to Phoenix common shares exchanged for cash	2,949
Total purchase price	14,241
Phoenix net assets acquired:
Tangible Common Equity	12,292
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Total fair value adjustments	(1,456)
Associated deferred income taxes	503
Fair value adjustment to net assets acquired, net of tax	(953)
Total Phoenix net assets acquired	11,339
Goodwill resulting from the merger	$2,902

While Mid Penn believes that the accounting for the merger is complete, Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date.  Adjustments to certain amounts associated with the merger were made during the current quarter and were not considered significant.  The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed.

(Dollars in thousands)
Total purchase price	$14,241

Net assets acquired:
Cash and cash equivalents	11,044
Investment securities	11,331
Restricted stock	509
Loans	110,363
Bank owned life insurance	3,673
Premises and equipment	1,792
Accrued interest receivable	388
Core deposit and other intangibles	578
Other assets	1,127
Deposits	(123,238)
FHLB borrowings	(3,570)
Accrued interest payable	(32)
Other liabilities	(876)
Preferred stock	(1,750)
11,339
Goodwill	$2,902

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $112,816,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(Dollars in thousands)
Gross amortized cost basis at March 1, 2015	$112,816
Market rate adjustment	270
Credit fair value adjustment on pools of homogeneous loans	(1,461)
Credit fair value adjustment on impaired loans	(1,262)
Fair value of purchased loans at March 1, 2015	$110,363

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans.  The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

underlying borrowers from the loan inception to the acquisition date.  The credit adjustment on impaired loans is derived in accordance with ASC 310-30-30 and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

The information about the acquired Phoenix impaired loan portfolio as of March 1, 2015 is as follows:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$3,548
Contractual cash flows not expected to be collected (nonaccretable discount)	(804)
Expected cash flows at acquisition	2,744
Interest component of expected cash flows (accretable discount)	(458)
Fair value of acquired loans	$2,286

The following table presents pro forma information as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2014.  Supplemental pro forma earnings for 2015 were adjusted to exclude $784,000 of merger related costs incurred in the first three and six months of 2015; the results for the first three and six months of 2014 were adjusted to include these charges.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income after loan loss provision	$8,186	$7,768	$15,560	$14,818
Noninterest income	1,093	948	2,107	2,077
Noninterest expense	6,642	5,141	13,582	12,564
Net income available to common shareholders	1,952	2,625	3,152	3,244
Net income per common share	0.46	0.62	0.75	0.77

The amount of total revenue, consisting of interest income plus noninterest income specifically related to Phoenix for the period beginning March 1, 2015, included in the consolidated statements of income of Mid Penn for the three and six months ended June 30, 2015, was $1,333,000 and $1,828,000, respectively.  The net income specifically related to Phoenix for the period beginning March 1, 2015, included in the consolidated statements of income of Mid Penn for the three and six months ended June 30, 2015, was $247,000 and $297,000, respectively.

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

Realized gains and losses on dispositions are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method.  Unrealized gains and losses on investment securities available for sale are based on the difference between amortized cost and fair value of each security.  These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through Mid Penn’s consolidated statements of income.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intent and ability to hold the securities until recovery of unrealized losses.

At June 30, 2015 and December 31, 2014, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,330	$646	$9	$26,967
Mortgage-backed U.S. government agencies	34,374	192	197	34,369
State and political subdivision obligations	73,106	1,266	788	73,584
Equity securities	2,271	84	77	2,278
	$136,081	$2,188	$1,071	$137,198

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,343	$752	$29	$27,066
Mortgage-backed U.S. government agencies	33,763	190	177	33,776
State and political subdivision obligations	77,482	2,007	318	79,171
Equity securities	1,584	60	23	1,621
	$139,172	$3,009	$547	$141,634

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $132,519,000 at June 30, 2015 and $134,740,000  at  December 31, 2014, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $0 on sales of securities available for sale during the three months ended June 30, 2015 and June 30, 2014.  For the six months ended June 30, 2015 and June 30, 2014, Mid Penn realized $177,000 and $150,000, respectively, on sales of securities available for sale.  Mid Penn realized gross losses on the sale of securities available for sale of $0 during the three and six months ended June 30, 2015 and June 30, 2014.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
June 30, 2015	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	2	$1,556	$9	$-	$-	$1,556	$9
Mortgage-backed U.S. government agencies	18	6,133	62	5,088	135	11,221	197
State and political subdivision obligations	62	26,159	575	4,574	213	30,733	788
Equity securities	3	-	-	1,243	77	1,243	77
Total temporarily impaired
available for sale securities	85	$33,848	$646	$10,905	$425	$44,753	$1,071

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Less Than 12 Months		12 Months or More		Total
December 31, 2014	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Securities	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	5	$6,059	$29	$-	$-	$6,059	$29
Mortgage-backed U.S. government agencies	20	9,511	62	4,416	115	13,927	177
State and political subdivision obligations	37	4,444	33	13,947	285	18,391	318
Equity securities	2	-	-	583	23	583	23
Total temporarily impaired
available for sale securities	64	$20,014	$124	$18,946	$423	$38,960	$547

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

At June 30, 2015,  82 debt securities and 3 equity securities with unrealized losses totaling $1,071,000 depreciated 2.39% from their amortized cost basis.  At June 30, 2015, unrealized losses for twelve months or longer totaled $425,000 of which the majority was attributed to state and political subdivision obligations with $213,000 in unrealized losses.  At December 31, 2014,  62 debt securities and 2 equity securities with unrealized losses totaling $547,000 depreciated 1.40% from their amortized cost basis.  At December 31, 2014, unrealized losses for twelve months or longer totaled $423,000 of which the majority was attributed to mortgage-backed U.S. government agencies and state and political subdivision obligations with $115,000 and $285,000 in unrealized losses, respectively.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

The table below is the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	June 30, 2015
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$7,224	$7,339
Due after 1 year but within 5 years	36,799	37,814
Due after 5 years but within 10 years	42,937	43,419
Due after 10 years	12,476	11,979
	99,436	100,551
Mortgage-backed securities	34,374	34,369
Equity securities	2,271	2,278
	$136,081	$137,198

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

Lease financing

Mid Penn originates leases for select commercial and state and municipal government lessees.  The nature of the leased asset is often subject to rapid depreciation in salvage value over a relatively short time frame or may be of an industry specific nature, making appraisal or liquidation of the asset difficult.  These factors have led the Bank to severely curtail the origination of new leases, which is now limited to state or municipal government agencies where Mid Penn believes default risk is extremely limited and to only the most credit-worthy commercial customers.  The remaining commercial customers are primarily leasing fleet vehicles for use in their

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

primary line of business, mitigating some of the asset value concerns within the portfolio.  Leasing has been a declining percentage of the Mid Penn’s portfolio since 2006, representing 0.13% of the portfolio at June 30, 2015.

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

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses (“allowance”) represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

balance sheet.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for credit losses is maintained at a level that management considered adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance.  The allowance is based on Mid Penn’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, including loans classified as troubled debt restructurings, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class, including commercial loans, not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in the experience of the lending staff and loan review systems, growth or changes in the mix of loans originated, and shifting industry or portfolio concentrations.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of June 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)		Special
June 30, 2015	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$159,222	$2,174	$1,387	$-	$162,783
Commercial real estate	326,517	3,268	10,092	-	339,877
Commercial real estate - construction	66,245	232	-	-	66,477
Lease financing	925	-	-	-	925
Residential mortgage	96,444	487	1,902	-	98,833
Home equity	32,185	295	359	-	32,839
Consumer	3,418	-	-	-	3,418
	$684,956	$6,456	$13,740	$-	$705,152

(Dollars in thousands)		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$117,166	$654	$1,190	$-	$119,010
Commercial real estate	280,817	4,859	11,681	-	297,357
Commercial real estate - construction	55,834	242	-	-	56,076
Lease financing	1,121	-	-	-	1,121
Residential mortgage	64,900	252	1,290	-	66,442
Home equity	28,167	138	201	-	28,506
Consumer	3,021	-	-	-	3,021
	$551,026	$6,145	$14,362	$-	$571,533

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$27	$62	$-	$395	$430	$-
Acquired with credit deterioration*	198	198	-	-	-	-
Commercial real estate:
Commercial real estate	1,116	3,687	-	1,971	4,481	-
Acquired with credit deterioration*	929	929	-	-	-	-
Residential mortgage:
Residential mortgage	977	1,065	-	1,146	1,286	-
Acquired with credit deterioration*	430	430	-	-	-	-
Home equity:
Home equity	38	55	-	29	88	-

With an allowance recorded:
Commercial and industrial	$576	$590	$219	$223	$231	$137
Commercial real estate	5,081	5,303	1,367	6,954	7,255	1,382
Residential mortgage	31	31	23	-	-	-
Home equity	199	202	134	211	213	115

Total:
Commercial and industrial	$801	$850	$219	$618	$661	$137
Commercial real estate	7,126	9,919	1,367	8,925	11,736	1,382
Residential mortgage	1,438	1,526	23	1,146	1,286	-
Home equity	237	257	134	240	301	115

* Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2015 and June 30, 2014 are summarized as follows:

	Three Months Ended
	June 30, 2015		June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$28	$-	$193	$-
Acquired with credit deterioration	194	105	-	-
Commercial real estate:
Commercial real estate	1,164	-	2,175	346
Acquired with credit deterioration	992	347	-	-
Residential mortgage:
Residential mortgage	956	-	958	-
Acquired with credit deterioration	428	-	-	-
Home equity:
Home equity	39	-	54	-

With an allowance recorded:
Commercial and industrial	$578	$-	$72	$-
Commercial real estate	5,090	-	7,133	-
Residential mortgage	31	-	-	-
Home equity	202	-	45	-

Total:
Commercial and industrial	$800	$105	$265	$-
Commercial real estate	7,246	347	9,308	346
Residential mortgage	1,415	-	958	-
Home equity	241	-	99	-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended
	June 30, 2015		June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$33	$-	$195	$-
Acquired with credit deterioration	78	105	-	-
Commercial real estate:
Commercial real estate	1,272	-	2,199	346
Acquired with credit deterioration	397	347	-	-
Residential mortgage:
Residential mortgage	817	-	961	-
Acquired with credit deterioration	171	-	-	-
Home equity:
Home equity	30	-	55	-

With an allowance recorded:
Commercial and industrial	$374	$-	$73	$-
Commercial real estate	5,118	-	7,182	-
Residential mortgage	13	-	-	-
Home equity	154	-	46	-

Total:
Commercial and industrial	$485	$105	$268	$-
Commercial real estate	6,787	347	9,381	346
Residential mortgage	1,001	-	961	-
Home equity	184	-	101	-

Non-accrual loans by loan portfolio class as of June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Commercial and industrial	$451	$267
Commercial real estate	4,645	7,249
Residential mortgage	1,303	1,152
Home equity	237	239
	$6,636	$8,907

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)
June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$-	$1,707	$89	$1,796	$160,789	$162,585	$-
Acquired with credit deterioration	-	-	-	-	198	198	-
Commercial real estate:
Commercial real estate	878	400	4,038	5,316	333,632	338,948	-
Acquired with credit deterioration	-	-	52	52	877	929	52
Commercial real estate - construction:
Commercial real estate - construction	-	-	-	-	66,477	66,477	-
Lease financing:
Lease financing	-	-	-	-	925	925	-
Residential mortgage:
Residential mortgage	586	105	940	1,631	96,772	98,403	-
Acquired with credit deterioration	-	-	213	213	217	430	-
Home equity:
Home equity	-	-	161	161	32,678	32,839	-
Consumer:
Consumer	-	-	-	-	3,418	3,418	-
Total	$1,464	$2,212	$5,493	$9,169	$695,983	$705,152	$52

(Dollars in thousands)
December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$172	$290	$87	$549	$118,461	$119,010	$-
Commercial real estate	403	197	6,585	7,185	290,172	297,357	-
Commercial real estate - construction	-	-	-	-	56,076	56,076	-
Lease financing	-	-	-	-	1,121	1,121	-
Residential mortgage	328	82	1,117	1,527	64,915	66,442	-
Home equity	93	63	157	313	28,193	28,506	-
Consumer	6	-	-	6	3,015	3,021	-
Total	$1,002	$632	$7,946	$9,580	$561,953	$571,533	$-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, June 30, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2015	$1,639	$3,626	$35	$1	$544	$519	$37	$165	$6,566
Charge-offs	-	(55)	-	-	-	-	(6)	-	(61)
Recoveries	-	41	-	-	-	-	5	-	46
Provisions	109	279	5	1	(63)	92	4	(127)	300
Ending balance,
June 30, 2015	$1,748	$3,891	$40	$2	$481	$611	$40	$38	$6,851

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Beginning balance,
January 1, 2015	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	-	(505)	-	-	(1)	(29)	(11)	-	(546)
Recoveries	-	43	-	-	-	29	9	-	81
Provisions	355	428	7	-	32	(42)	7	(187)	600
Ending balance,
June 30, 2015	$1,748	$3,891	$40	$2	$481	$611	$40	$38	$6,851
Ending balance: individually evaluated for impairment	$219	$1,367	$-	$-	$23	$134	$-	$-	$1,743
Ending balance: collectively evaluated for impairment	$1,529	$2,524	$40	$2	$458	$477	$40	$38	$5,108

Loans receivables:
Ending balance	$162,783	$339,877	$66,477	$925	$98,833	$32,839	$3,418	$-	$705,152
Ending balance: individually evaluated for impairment	$603	$6,197	$-	$-	$1,008	$237	$-	$-	$8,045
Ending balance: collectively evaluated for impairment	$161,982	$332,751	$66,477	$925	$97,395	$32,602	$3,418	$-	$695,550
Ending balance: acquired with credit deterioration	$198	$929	$-	$-	$430	$-	$-	$-	$1,557

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of, and for the period ended, June 30, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2014	$1,190	$3,986	$13	$1	$541	$429	$68	$195	$6,423
Charge-offs	(1)	(494)	-	-	(27)	(43)	(10)	-	(575)
Recoveries	3	2	-	-	-	-	2	-	7
Provisions	149	(36)	6	-	78	97	3	(22)	275
Ending balance,
June 30, 2014	$1,341	$3,458	$19	$1	$592	$483	$63	$173	$6,130

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance
January 1, 2014	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Charge-offs	(41)	(862)	-	-	(86)	(43)	(26)	-	(1,058)
Recoveries	6	2	-	-	-	-	41	-	49
Provisions	189	312	10	1	97	85	(24)	152	822
Ending Balance,
June 30, 2014	$1,341	$3,458	$19	$1	$592	$483	$63	$173	$6,130
Ending balance: individually evaluated for impairment	$63	$1,163	$-	$-	$-	$6	$-	$-	$1,232
Ending balance: collectively evaluated for impairment	$1,278	$2,295	$19	$1	$592	$477	$63	$173	$4,898

Loans receivables:
Ending balance	$105,730	$290,706	$51,693	$1,358	$67,373	$27,614	$4,141	$-	$548,615
Ending balance: individually evaluated for impairment	$262	$9,234	$-	$-	$939	$76	$-	$-	$10,511
Ending balance: collectively evaluated for impairment	$105,468	$281,472	$51,693	$1,358	$66,434	$27,538	$4,141	$-	$538,104

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Ending balance: individually evaluated for impairment	$137	$1,382	$-	$-	$-	$115	$-	$-	$1,634
Ending balance: collectively evaluated for impairment	$1,256	$2,543	$33	$2	$450	$538	$35	$225	$5,082

Loans receivables:
Ending balance	$119,010	$297,357	$56,076	$1,121	$66,442	$28,506	$3,021	$-	$571,533
Ending balance: individually evaluated for impairment	$618	$8,925	$-	$-	$1,146	240	$-	$-	$10,929
Ending balance: collectively evaluated for impairment	$118,392	$288,432	$56,076	$1,121	$65,296	$28,266	$3,021	$-	$560,604

The recorded investments in troubled debt restructured loans at June 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2015	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$18
Commercial real estate	9,518	7,181	5,171
Residential mortgage	733	727	1,225
	$10,291	$7,943	$6,414

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2014	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$23
Commercial real estate	11,189	9,443	8,005
Residential mortgage	903	897	713
Home equity	50	7	5
	$12,182	$10,382	$8,746

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at June 30, 2015 totaled $6,414,000, of which six loans totaling $1,938,000 represented accruing impaired loans in compliance with the terms of the modification.  Of the $1,938,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $67,000 and the other three are accruing impaired commercial real estate loans spread among two relationships totaling $1,871,000.  The remaining $4,476,000, representing 10 loans among six relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounts for $3,123,000 of the $4,476,000 nonaccrual impaired troubled debt restructured loan total.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships account for $4,680,000 of the $6,711,000 nonaccrual impaired troubled debt restructured loan total.

As a result of the evaluations at June 30, 2015 and June 30, 2014, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of June 30, 2015 and June 30, 2014, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0.  There were no troubled debt restructured loans that defaulted within twelve months of restructure for the three months ended June 30, 2015 and 2014.  There were two troubled debt restructured loans to unrelated borrowers that defaulted within twelve months of restructure totaling $3,409,000 for the three and six months ended June 30, 2015, while there were none for the three and six months ended June 30, 2014.  As of June 30, 2015, one forbearance agreement was negotiated during 2008, 10 forbearance agreements were negotiated during 2009, three forbearance agreements were negotiated in 2013, and two forbearance agreements were negotiated during 2014.

There were no new loans modified during the three and six months ended June 30, 2015 that resulted in troubled debt restructurings.  The table below lists the new loans modified during the three and six months ended June 30, 2014 that resulted in troubled debt restructurings.

	Three and Six Months Ended
(Dollars in thousands)		Pre-Modification	Post-Modification
June 30, 2014	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	2	$1,057	$757	$752
Residential mortgage	2	718	683	682
Home equity	1	50	7	7
	5	$1,825	$1,447	$1,441

Consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2015 and December 31, 2014 totaled $277,000 and $485,000, respectively.

The following table provides activity for the accretable yield of purchased impaired loans for the three and six months ended June 30, 2015.

(Dollars in thousands)

Accretable yield, April 1, 2015	$468
Acquisition of impaired loans	-
Accretable yield amortized to interest income	(182)
Reclassification from nonaccretable difference (1)	-
Accretable yield, June 30, 2015	$286

Accretable yield, January 1, 2015	$-
Acquisition of impaired loans	458
Accretable yield amortized to interest income	(172)
Reclassification from nonaccretable difference (1)	-
Accretable yield, June 30, 2015	$286

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three and six months ended June 30, 2015.  The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$26,967	$-	$26,967	$-
Mortgage-backed U.S. government agencies	34,369	-	34,369	-
State and political subdivision obligations	73,584	-	73,584	-
Equity securities	2,278	1,194	1,084	-
	$137,198	$1,194	$136,004	$-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,066	$-	$27,066	$-
Mortgage-backed U.S. government agencies	33,776	-	33,776	-
State and political subdivision obligations	79,171	-	79,171	-
Equity securities	1,621	561	1,060	-
	$141,634	$561	$141,073	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,871	$-	$-	$4,871
Foreclosed Assets Held for Sale	151	-	-	151
Mortgage Servicing Rights	192	-	-	192

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,664	$-	$-	$6,664
Foreclosed Assets Held for Sale	142	-	-	142
Mortgage Servicing Rights	187	-	-	187

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,871	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 50%	29%
Foreclosed Assets Held for Sale	151	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	25% - 60%	33%
Mortgage Servicing Rights	192	Multiple of annual service fee	Estimated prepayment speed based on rate and term	240% - 400%	352%

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,664	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	32%
Foreclosed Assets Held for Sale	142	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	27%
Mortgage Servicing Rights	187	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	353%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

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

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$11,381	$11,381	$9,882	$9,882
Interest-bearing time balances with other financial institutions	5,669	5,669	5,772	5,772
Investment securities	137,198	137,198	141,634	141,634
Net loans and leases	698,301	703,797	564,817	572,487
Restricted investment in bank stocks	3,824	3,824	3,181	3,181
Accrued interest receivable	3,465	3,465	3,058	3,058
Mortgage servicing rights	192	192	187	187

Financial liabilities:
Deposits	$753,925	$755,140	$637,922	$639,226
Short-term borrowings	14,981	14,981	578	578
Long-term debt	51,421	51,070	52,961	52,514
Accrued interest payable	541	541	349	349

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2015 and December 31, 2014.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$698,301	$703,797	$-	$-	$703,797

Financial instruments - liabilities
Deposits	$753,925	$755,140	$-	$755,140	$-
Long-term debt	51,421	51,070	-	51,070	-

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$564,817	$572,487	$-	$-	$572,487

Financial instruments - liabilities
Deposits	$637,922	$639,226	$-	$639,226	$-
Long-term debt	52,961	52,514	-	52,514	-

(6)          Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $10,362,000 and $9,837,000 standby letters of credit outstanding as of June 30, 2015 and December 31, 2014, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of June 30, 2015 for payment under standby letters of credit issued was not material.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$9	$9	$3	$4
Interest cost	12	12	8	10
Amortization of prior service cost	3	6	-	-
Net periodic benefit cost	$24	$27	$11	$14

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$17	$17	$6	$7
Interest cost	23	25	16	19
Amortization of prior service cost	7	9	-	-
Net periodic benefit cost	$47	$51	$22	$26

(8)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plans Liabilities	Accumulated Other Comprehensive Income

Balance - June 30, 2015	$739	$(108)	$631

Balance - December 31, 2014	$1,626	$(113)	$1,513

(9)           Common Stock

On May 6, 2014, the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan (the “Plan”) was approved by shareholders.  The Plan provides that awards shall not exceed, in the aggregate 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors.  Current outstanding awards under the Plan require recipients to acquire specified ownership interest levels in Mid Penn in order for such award to vest.  and thereby encouraging them to contribute to the success of the company.  As of June 30, 2015, 3,500 shares have been granted under the plan, which resulted in $8,000 of compensation expense.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(10)         Preferred Stock

Small Business Lending Fund

On March 1, 2015, the Company assumed all of the issued and outstanding shares of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund and issued 1,750 shares of SBLF Preferred Shares, having a $1,000 liquidation preference per share, to the Treasury.  The SBLF Preferred Shares qualify as Tier 1 capital and have terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.  Mid Penn will pay noncumulative dividends payable quarterly on January 1, April 1, July 1, and October 1 of each year.  The current dividend rate is 1.00% per annum for payment dates up to January 19, 2016.  From and after this date, the dividend rate will increase to 9% per annum thereafter.

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

Stock Issued Under Private Placement Offering

Between September 26, 2012 and December 31, 2012, the Company sold 4,880 shares of its 7% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for total gross proceeds of $4,880,000, which offset issuance costs of $50,000.  On January 3, 2013, 120 additional shares were sold resulting in total gross proceeds of $5,000,000 for the offering.  No additional shares of Series B Preferred Stock have been sold by the Company since January 3, 2013.

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of June 30, 2015:

(Dollars in thousands)
Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - December 31, 2013	120	120,000
Total	5,000	$5,000,000

The annual dividend rate for the Series B Preferred Stock is 7% per annum of the liquidation preference of the Series B Preferred Stock, or $70.00 per annum for each share of Series B Preferred Stock.  The Board of Directors must approve each dividend payment from legally available funds.  Dividends are payable to holders of record of the Series B Preferred Stock as they appear on our books on the record dates fixed by our Board of Directors.  Dividends on any of Series B Preferred Stock are non-cumulative.  If and when dividends are declared, they will be paid on February 15, May 15, August 15, and November 15 of each year.  If a dividend payment date is not a business day, the dividend will be paid on the immediately preceding business day but no additional dividend payment will be prorated from the date of purchase to the first dividend payment date over a quarterly dividend period of 90 days.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(11)         Earnings per Common Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic and diluted earnings per share.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$2,044	$1,707	$3,007	$3,218
Less: Dividends on Series B preferred stock	88	88	175	175
Dividends on Series C preferred stock	4	-	4	-
Net income available to common shareholders	$1,952	$1,619	$2,828	$3,043

Weighted average common shares outstanding	4,222,704	3,495,389	3,986,249	3,494,901
Basic earnings per common share	$0.46	$0.46	$0.71	$0.87

Mid Penn did not have dilutive securities outstanding as of June 30, 2015 and 2014.

(12)         Recent Accounting Pronouncements

ASU 2014-09:  The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).

The amendments in this Update establish a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps:  (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The ASU is effective for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available – full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Under the this alternative, an entity would apply the new revenue standard only to contracts that are incomplete under legacy U.S. GAAP at the date of initial application (e.g. January 1, 2017) and recognize the cumulative effect of the new standard as an adjustment to the opening balance of retained earnings. That is, prior years would not be restated and additional disclosures would be required to enable users of the financial statements to understand the impact of adopting the new standard in the current year compared to prior years that are presented under legacy U.S. GAAP. Early adoption is prohibited. In July 2015, the FASB approved a one-year delay of the effective date of the revenue recognition standard.  The deferral would require public entities to apply the new revenue standard for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.  Public entities would be permitted to elect to early adopt for annual reporting periods beginning after December 15, 2016.

ASU 2014-17: The FASB issued ASU 2014-17, Business Combinations (Topic 805):  Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

enable users to evaluate the effect of pushdown accounting.  The ASU became effective upon issuance on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.

ASU 2015-08:  The FASB issued ASU 2015-08, Business Combinations (Topic 805):  Pushdown Accounting—Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update).

This ASU amends the FASB ASC pursuant to SEC Staff Accounting Bulletin (SAB) 115, which rescinds certain SEC guidance in order to conform with ASU 2014-17, Pushdown Accounting.  ASU 2014-17 was issued in November 2014 and provides a reporting entity that is a business or nonprofit activity (an “acquiree”) the option to apply pushdown accounting to its separate financial statements when an acquirer obtains control of the acquiree.

SAB 115 became effective November 21, 2014 upon issuance.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amendments are effective for all other entities for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The amendments must be applied retrospectively.  All entities have the option of adopting the new requirements as of an earlier date for financial statements that have not been previously issued.

Mid Penn is currently evaluating the effects these Updates will have on its consolidated financial statements.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2015, compared to year-end 2014, and the Results of Operations for the three and six months ended June 30, 2015, compared to the same period in 2014.  The comparability of the financial condition and results of operations as of and for the three and six month periods ended June 30, 2015 and 2014, in general, have been impacted by the acquisition of Phoenix.  The recorded amounts of assets purchased and liabilities assumed in the Phoenix acquisition may be adjusted for up to one year subsequent to the acquisition.  Such adjustments, if any, are not expected to be significant.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee their accuracy.  Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the 2014 Annual Report and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of future economic conditions on Mid Penn and its customers;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•	impacts of the capital and liquidity requirements imposed by Basel III standards and other regulatory pronouncements, regulations and rules;
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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes;
•	our ability to implement business strategies, including our acquisition strategy;
•	our acquisition strategy may not be successful in locating advantageous targets or acquiring targets at advantageous prices;
•

our ability to successfully integrate any banks, companies, assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•

potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

•	our ability to attract and retain qualified management and personnel;
•	results of the regulator examination and supervision process;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	acts of war or terrorism;
•	our ability to maintain compliance with the exchange rules of The NASDAQ Stock Market LLC.;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	disruptions due to flooding, severe weather, or other natural disasters of Acts of God;

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

•	volatilities in the securities markets; and
•	slow economic conditions.

This list of factors that may affect future performance is illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with this understanding of inherent uncertainty.

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

Results of Operations

The comparability of the financial condition and results of operations as of and for the three and six month periods ended June 30, 2015 and 2014, in general, have been impacted by the acquisition of Phoenix.

Overview

Net income available to common shareholders was $1,952,000, $0.46 basic earnings per common share, for the quarter ended June 30, 2015, as compared to net income available to common shareholders of $1,619,000, or $0.46 basic earnings per common share, for the quarter ended June 30, 2014, a 20.6%  increase.  During the six months ended June 30, 2015, net income available to common shareholders was $2,828,000, or $0.71 basic earnings per common share, versus $3,043,000, or $0.87 basic earnings per common share for the six months ended June 30, 2014, a 7.1% decrease.  Net income available to common shareholders for the six months ended June 30, 2015 was negatively impacted by $784,000 of merger and acquisition expenses incurred in conjunction with the acquisition of Phoenix on March 1, 2015.  Excluding these charges, and the corresponding tax impact, net income available to common shareholders for the six months ended June 30, 2015 would have been $3,379,000, an increase of 11.0% over the six months ended June 30, 2014.

Net interest income increased $1,735,000, or 25.7%, to $8,486,000 for the quarter ended June 30, 2015 from $6,751,000 during the quarter ended June 30, 2014.  Through the first six months of 2015, net interest income increased $2,501,000, or 19.2%, to $15,524,000 from $13,023,000 during the first six months of 2014.

The provision for loan and lease losses in the second quarter of 2015 was $300,000, compared to $275,000 in the second quarter of 2014.  During the six months ended June 30, 2015, the provision for loan and lease losses was $600,000, compared to $822,000 for the six months ended June 30, 2014.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Return on average assets	0.91%	0.94%	0.71%	0.90%
Return on average equity	11.21%	12.11%	8.89%	11.67%

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

For the three months ended June 30, 2015, Mid Penn’s taxable-equivalent net interest margin increased to 4.22%, from 4.16%, for the three months ended June 30, 2014.  For the six months ended June 30, 2015, Mid Penn’s taxable-equivalent net interest margin increased to 4.10% from 4.08% for the six months ended June 30, 2014.  The increases in both the three and six months ended June 30, 2015 were mainly the result of the additional loan interest income provided by the Miners Bank loan portfolio, as well as the recognition of $452,000 in income from the successful resolution of three legacy Miners Bank loans acquired with credit deterioration.   The addition of Miners low-cost deposit products also aided in improving Mid Penn’s taxable equivalent net interest margin by reducing the overall cost of funds.  For the three months ended June 30, 2015, Mid Penn’s cost of funds decreased by 0.10%, to 0.63% compared to the three months ended June 30, 2014 and by 0.09%, to 0.65%, for the six months ended June 30, 2015, versus the same period in 2014.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan and lease portfolio, the growth in the loan and lease portfolio during the first six months of 2015, and shifting collateral values from December 31, 2014 to June 30, 2015.

Following its model for loan and lease loss allowance adequacy, management recorded a $300,000 provision for the three months ended June 30, 2015, as compared to a provision of $275,000 for the three months ended June 30, 2014.  During the six months ended June 30, 2015, the provision for loan and lease losses was $600,000, as compared to $822,000 for the six months ended June 2014.  The allowance for loan and lease losses as a percentage of total loans was 0.97% at June 30, 2015, compared to 1.18% at December 31, 2014.  This decrease was mainly due to the addition of the Miners loan portfolio without a corresponding allowance for loan and lease losses in conformity with purchase accounting treatment.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Noninterest Income

Noninterest income increased $319,000, or 41.2%, during the second quarter of 2015 versus the same period in 2014.  During the six months ended June 30, 2015, noninterest income increased $374,000, or 22.4%, versus the same period in 2014.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2015	2014	$ Variance	% Variance
Mortgage banking income	153	75	78	104.0%
ATM debit card interchange income	196	139	57	41.0%
Net gain on sales of loans	143	27	116	429.6%
Other income	182	113	69	61.1%

(Dollars in Thousands)	Six Months Ended June 30,
	2015	2014	$ Variance	% Variance
Mortgage banking income	220	113	107	94.7%
ATM debit card interchange income	351	265	86	32.5%
Net gain on sales of loans	143	78	65	83.3%
Other income	349	239	110	46.0%

Improved real estate activity throughout Mid Penn’s footprint and favorable interest rate conditions have contributed to increasing Mid Penn’s mortgage banking revenue and income in the three and six months ended June 30, 2015 over June 30, 2014. ATM debit card interchange income increased during the three and six months ended June 30, 2015 over June 30, 2014 due to enhanced activity year over year and the inclusion of Miners Bank deposit portfolio.  Mid Penn has experienced significant activity in Small Business Administration (“SBA”) loans during the quarter and year to date as we see more qualified borrowers and take advantage of Mid Penn’s Preferred Lender status with the SBA.  Other income increased in the three and six months ended June 30, 2015 versus the same period in 2014 due to increased letter of credit fee income, as well as the addition of Miners Bank other noninterest income in March of 2015.

Noninterest Expenses

Noninterest expenses increased $1,574,000, or 31.1%, during the second quarter of 2015, versus the same period in 2014.  During the six months ended June 30, 2015, noninterest expenses increased $3,476,000, or 35.5%, versus the same period in 2014.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended June 30,
	2015	2014	$ Variance	% Variance
Salaries and employee benefits	$3,440	$2,843	$597	21.0%
Occupancy expense, net	496	322	174	54.0%
Equipment expense	422	310	112	36.1%
Marketing and advertising expense	147	84	63	75.0%
Software licensing	404	212	192	90.6%
Other expenses	960	646	314	48.6%

(Dollars in Thousands)	Six Months Ended June 30,
	2015	2014	$ Variance	% Variance
Salaries and employee benefits	$6,760	$5,391	$1,369	25.4%
Occupancy expense, net	950	704	246	34.9%
Equipment expense	735	611	124	20.3%
Marketing and advertising expense	235	132	103	78.0%
Software licensing	723	449	274	61.0%
Merger and acquisition expense	784	-	784	NA
Other expenses	1,598	1,200	398	33.2%

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Salaries and employee benefits increased during the six months ended June 30, 2015 versus the same period in 2014.  The increase was driven by the addition of the Miners Bank employees to Mid Penn’s employee pool, an increase in staffing levels due to Mid Penn’s entry into the Lancaster County market and the expansion into Cumberland County, as well as an increase in lending personnel and support staff to augment the expanding reach of Mid Penn.  Occupancy expenses for the three and six months ended June 30, 2015 were impacted by the inclusion of rent for the new Corporate Administration offices on North Front Street in Harrisburg and the new Elizabethtown branch office.  Equipment, marketing and advertising, software licensing, and other expenses all saw increases related to the inclusion of Phoenix’s normal operating expenses to Mid Penn’s expense stream during the quarter and year-to-date.  Merger and acquisition expenses of $784,000 in connection with the acquisition of Phoenix were incurred during the six months ended June 30, 2015.  No similar expenses were incurred during the comparable period in 2014.

Income Taxes

The provision for income taxes was $593,000 for the three months ended June 30, 2015, as compared to the provision for income taxes of $475,000 in the same period last year.  The effective tax rate for the three months ended June 30, 2015 was 22.5%, compared to 21.8% for the three months ended June 30, 2014.  The provision for income taxes for the six months ended June 30, 2015 was $677,000, compared to $845,000 during the same period in 2014.  The effective tax rate for the six months ended June 30, 2015 was 18.4%, compared to 20.8% for the six months ended June 30, 2014.  This decrease is due to the decline in pre-tax income causing earnings on tax-exempt loans, investments, and bank-owned life insurance to be a larger portion of pre-tax income.  Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Overview

The increase in Mid Penn’s total assets during the first six months of 2015 was impacted by the inclusion of assets and liabilities from Miners Bank on the balance sheet.  Total loans at June 30, 2015 were $705,152,000 compared to $571,533,000 at December 31, 2014, an increase of $133,619,000, or 23.4%.  Along with the addition of Miners’ loan portfolio, the other main driver of Mid Penn’s loan growth came as a result of business development efforts by a more experienced loan team.  Mid Penn’s investment portfolio decreased $4,436,000 from December 31, 2014 to June 30, 2015, primarily to provide liquidity to fund loan growth.  Total deposits increased $116,003,000 from $637,922,000 at December 31, 2014 to $753,925,000 at June 30, 2015.  The largest increases over this period were in the noninterest bearing demand, savings, and time deposit categories, increasing $83,517,000,000 from December 31, 2014 to June 30, 2015, mainly due to the inclusion of Miners’ deposits.  Short-term borrowings increased $14,403,000 from $578,000 at December 31, 2014 to $14,981,000 at June 30, 2015, while long-term debt decreased $1,540,000 from $52,961,000 at December 31, 2014 to $51,421,000 at June 30, 2015.  This net increase is due to the need to augment deposit gathering efforts in support of loan growth thus far in 2015.

Loans

During the first six months of 2015, Mid Penn experienced an increase in loans outstanding of $133,619,000, or 23.4%, with Miners contributing $110,707,000 of the increase, mainly in the commercial real estate, commercial and industrial and residential mortgage categories.  Overall, commercial real estate and commercial and industrial loans accounted for the majority of Mid Penn’s loan growth as noted in the table below.

(Dollars in thousands)	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial and industrial	$162,783	23.1%	$119,010	20.8%
Commercial real estate	339,877	48.2%	297,357	52.0%
Commercial real estate - construction	66,477	9.4%	56,076	9.8%
Lease financing	925	0.1%	1,121	0.2%
Residential mortgage	98,833	14.0%	66,442	11.6%
Home equity	32,839	4.7%	28,506	5.0%
Consumer	3,418	0.5%	3,021	0.6%
	$705,152	100.0%	$571,533	100.0%

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first six months of 2015, Mid Penn had net charge-offs of $465,000 compared to net charge-offs of $1,009,000 during the same period of 2014.  Loans charged off during the first six months of 2015 were comprised of seven loans among six relationships.  There were four commercial real estate loans among three relationships totaling $505,000, with one relationship accounting for $450,000 of the total.  There was also one home equity loan for $29,000 and one residential real estate loan for $1,000.  The remaining $11,000 was comprised of deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2015	2014
Average total loans outstanding (net of unearned interest)	$659,030	$546,706
Period ending total loans outstanding (net of unearned interest)	705,152	548,615

Balance, beginning of period	6,716	6,317

Loans charged off during period	(546)	(1,058)
Recoveries of loans previously charged off	81	49
Net charge-offs	(465)	(1,009)

Provision for loan and lease losses	600	822
Balance, end of period	$6,851	$6,130

Ratio of net loans charged off to average loans outstanding (annualized)	0.14%	0.37%

Ratio of allowance for loan losses to net loans at end of period	0.97%	1.12%

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

At June 30, 2015, total nonperforming loans amounted to $8,574,000, or 1.22% of loans and leases net of unearned income, as compared to levels of $10,942,000, or 1.91%, at December 31, 2014 and $11,090,000, or 2.02%, at June 30, 2014.  The inclusion of the Miners Bank loan portfolio aided in decreasing Mid Penn’s nonperforming ratios.

(Dollars in thousands)
	June 30, 2015	December 31, 2014	June 30, 2014
Nonperforming Assets:
Nonaccrual loans	$6,636	$8,907	$8,826
Accruing troubled debt restructured loans	1,938	2,035	2,264
Total nonperforming loans	8,574	10,942	11,090

Foreclosed real estate	767	565	1,083
Total non-performing assets	9,341	11,507	12,173

Accruing loans 90 days or more past due	52	-	-
Total risk elements	$9,393	$11,507	$12,173

Nonperforming loans as a % of total
loans outstanding	1.22%	1.91%	2.02%
Nonperforming assets as a % of total
loans outstanding and other real estate	1.32%	2.01%	2.21%
Ratio of allowance for loan losses
to nonperforming loans	79.90%	61.37%	55.28%

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

(Dollars in thousands)
	June 30, 2015	December 31, 2014
Period ending total loans outstanding (net of unearned interest)	$705,152	$571,533
Allowance for loan and lease losses	6,851	6,716
Total Nonperforming loans	8,574	10,942
Nonperforming and impaired loans with partial charge-offs	2,175	2,441

Ratio of nonperforming loans with partial charge-offs
to total loans	0.31%	0.43%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	25.37%	22.31%

Coverage ratio net of nonperforming loans with
partial charge-offs	107.06%	79.00%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.97%	1.18%

Mid Penn has not experienced any additional charge-offs on loans for which a partial charge-off had originally been taken.

Mid Penn considers a commercial loan or commercial real estate loan to be impaired when it becomes 90 days or more past due and not in the process of collection.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time the loan would be considered collateral dependent as the DCF method indicates no operating income is available for evaluating the collateral position; therefore, all impaired loans are deemed to be collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

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

Excluding the loans acquired with credit deterioration of which none were subsequently impaired after being acquired as of June 30, 2015, Mid Penn had several loan relationships, with an aggregate carrying balance of $8,045,000, deemed impaired.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $5,887,000 for which specific allocations totaling $1,743,000 were included within the loan loss reserve for these loans.  The remaining $2,158,000 of loans required no specific allocation within the loan loss reserve.  The $8,045,000 pool of impaired loan relationships was comprised of $6,197,000 in commercial real estate relationships, $1,008,000 in residential relationships, $603,000 in commercial and industrial relationships, and $237,000 in home equity relationships.  There were specific allocations of $1,367,000 against the commercial real estate relationships with $1,041,000 of this total to one borrower.  There was also $219,000 against the commercial and industrial relationships, $134,000 against the home equity relationships, and $23,000 against residential relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,851,000 is adequate as of June 30, 2015.

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

Major sources of cash in the six months of 2015 came from the sale of investment securities of $16,091,000, the $14,403,000 increase in short-term borrowings, and the net cash received from the Phoenix acquisition of $8,095,000.

Major uses of cash in the first six months of 2015 were the increase in net loans and leases of $24,202,000, the purchases of investment securities of $8,312,000, and the decrease in deposits of $7,235,000.

Major sources of cash in the first six months of 2014 came from the increase in deposits totaling $23,875,000, proceeds from long-term debt borrowings of $10,000,000, and the sale of investment securities of $7,199,000.

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

Shareholders’ equity increased during the six months ended June 30, 2015 by $14,255,000, or 24.1%, from December 31, 2014.  Capital has been positively impacted in 2015 by positive earnings available to common shareholders of $2,828,000.  Also positively impacting capital during the six months ended June 30, 2015 was the issuance of approximately 723,851 shares of common stock to fund the acquisition of Phoenix.  This transaction added an additional $11,292,000 to shareholders’ equity.  As part of the acquisition, Mid Penn also issued SBLF preferred stock totaling $1,750,000.  Negatively impacting shareholders’ equity was an $882,000 decline in accumulated other comprehensive income.  All of Mid Penn’s investment securities are classified as available for sale, making this portion of the balance sheet more sensitive to the changing market value of investments.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The risk-based capital standards require all banks to have Tier 1 capital of at least 4.0%, a common equity Tier 1 capital of 4.5%, and total capital (including Tier 1 capital) of at least 8.0% of risk-weighted assets.  The capital standard based on average assets, also known as the “leverage ratio”, requires all, but the most highly-rated banks, to have Tier 1 capital of at least 4.0% of total average assets.  At June 30, 2015, Mid Penn Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action.

The following table illustrates the Bank’s capital ratios, which are not materially different from Mid Penn’s ratios.  As noted below, the Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2015:
Tier 1 Capital (to Average Assets)	$68,347	7.6%	$35,824	4.0%	$44,780	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	68,347	10.1%	30,572	4.5%	44,159	6.5%
Tier 1 Capital (to Risk Weighted Assets)	68,347	10.1%	40,762	6.0%	54,350	8.0%
Total Capital (to Risk Weighted Assets)	75,278	11.1%	54,350	8.0%	67,937	10.0%

As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,647	7.5%	$30,360	4.0%	$37,950	5.0%
Tier 1 Capital (to Risk Weighted Assets)	56,647	10.2%	22,295	4.0%	33,442	6.0%
Total Capital (to Risk Weighted Assets)	63,423	11.4%	44,590	8.0%	55,737	10.0%

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015.  The final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  As of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019.  The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.  Additionally, Mid Penn determined, as permitted under Basel III, to opt-out of including accumulated other comprehensive income in regulatory capital.

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

The Federal Reserve adopted a new policy statement, effective May 15, 2015, that changes the definition of “small bank holding company” from those under $500 million in total assets to those under $1 billion in total assets.  Small bank holding companies are not subject to holding company level capital requirements, although their subsidiary banks are still subject to all capital requirements.  Since the Company is currently under $1 billion in total assets, this policy statement will give the Company greater flexibility to issue instruments that do not qualify as capital under the Federal Reserve’s regulations, if it chooses to do so.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2015, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three and six months ended June 30, 2015, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

•

Exhibit 3(iii) – Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series C of Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2015.)

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 14, 2015
By:	/s/ Edward P. Williams
Edward P. Williams
Interim Principal Financial Officer

Date:	August 14, 2015