Form 10-Q
period 2015-09-30
MID PENN BANCORP INC
filed 2015-11-13
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, the registrant had 4,225,720 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries

MID PENN BANCORP, INC.                                                                    Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$17,153	$8,869
Interest-bearing balances with other financial institutions	2,081	1,013
Total cash and cash equivalents	19,234	9,882
Interest-bearing time deposits with other financial institutions	5,313	5,772
Available for sale investment securities	133,696	141,634
Loans and leases, net of unearned interest	719,085	571,533
Less: Allowance for loan and lease losses	(6,984)	(6,716)
Net loans and leases	712,101	564,817
Bank premises and equipment, net	14,196	12,225
Restricted investment in bank stocks	3,919	3,181
Foreclosed assets held for sale	990	565
Accrued interest receivable	3,415	3,058
Deferred income taxes	2,976	2,125
Goodwill	3,918	1,016
Core deposit and other intangibles, net	699	187
Cash surrender value of life insurance	12,446	8,575
Other assets	2,362	2,620
Total Assets	$915,265	$755,657
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$96,916	$60,613
Interest bearing demand	255,672	222,712
Money Market	204,928	197,418
Savings	56,032	32,394
Time	161,602	124,785
Total Deposits	775,150	637,922
Short-term borrowings	5,712	578
Long-term debt	51,363	52,961
Accrued interest payable	605	349
Other liabilities	6,915	4,717
Total Liabilities	839,745	696,527
Shareholders' Equity:
Series B Preferred stock, par value $1.00; liquidation value $1,000; authorized 5,000 shares;
7% non-cumulative dividend; 5,000 shares issued and outstanding at September 30, 2015
and at December 31, 2014; total redemption value $5,100,000	5,000	5,000
Series C Preferred stock, par value $1.00; liquidation value $1,000; authorized 1,750 shares; 1%
non-cumulative dividend; 1,750 shares issued and outstanding at September 30, 2015 and 0
shares issued and outstanding at December 31, 2014; total redemption value $1,750,000	1,750	-
Common stock, par value $1.00; authorized 10,000,000 shares; 4,225,720 shares issued and
outstanding at September 30, 2015 and 3,497,829 at December 31, 2014	4,226	3,498
Additional paid-in capital	40,535	29,902
Retained earnings	22,569	19,217
Accumulated other comprehensive income	1,440	1,513
Total Shareholders’ Equity	75,520	59,130
Total Liabilities and Shareholders' Equity	$915,265	$755,657

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                                        Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest & fees on loans and leases	$8,448	$6,657	$24,345	$20,122
Interest on interest-bearing balances	12	11	34	31
Interest and dividends on investment securities:
U.S. Treasury and government agencies	293	359	928	994
State and political subdivision obligations, tax-exempt	484	563	1,532	1,618
Other securities	102	43	301	118
Interest on federal funds sold and securities purchased under
agreements to resell	-	-	1	-
Total Interest Income	9,339	7,633	27,141	22,883
INTEREST EXPENSE
Interest on deposits	987	953	2,881	2,921
Interest on short-term borrowings	14	5	36	26
Interest on long-term debt	149	131	511	369
Total Interest Expense	1,150	1,089	3,428	3,316
Net Interest Income	8,189	6,544	23,713	19,567
PROVISION FOR LOAN AND LEASE LOSSES	265	395	865	1,217
Net Interest Income After Provision for Loan and Lease Losses	7,924	6,149	22,848	18,350
NONINTEREST INCOME
Income from fiduciary activities	120	120	367	445
Service charges on deposits	186	154	503	417
Net gain on sales of investment securities	138	-	315	150
Earnings from cash surrender value of life insurance	71	50	198	152
Mortgage banking income	106	95	326	208
ATM debit card interchange income	189	138	540	403
Merchant services income	64	65	175	198
Net gain on sales of SBA loans	73	19	216	97
Other income	138	100	487	339
Total Noninterest Income	1,085	741	3,127	2,409
NONINTEREST EXPENSE
Salaries and employee benefits	3,471	2,635	10,231	8,026
Occupancy expense, net	498	282	1,448	986
Equipment expense	346	297	1,081	908
Pennsylvania Bank Shares tax expense	106	64	337	272
FDIC Assessment	166	134	470	405
Legal and professional fees	151	101	455	366
Director fees and benefits expense	92	83	267	238
Marketing and advertising expense	137	95	372	227
Software licensing	380	238	1,103	687
Telephone expense	169	108	432	304
Loss on sale/write-down of foreclosed assets	47	52	64	109
Intangible amortization	26	8	61	22
Loan collection costs	67	76	235	229
Merger and acquisition expense	-	11	784	11
Other expenses	913	745	2,511	1,945
Total Noninterest Expense	6,569	4,929	19,851	14,735
INCOME BEFORE PROVISION FOR INCOME TAXES	2,440	1,961	6,124	6,024
Provision for income taxes	546	366	1,223	1,211
NET INCOME	1,894	1,595	4,901	4,813
Series B preferred stock dividends	88	88	263	263
Series C preferred stock dividends	4	-	8	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,802	$1,507	$4,630	$4,550

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.43	$0.43	$1.14	$1.30
Cash Dividends	$0.12	$0.10	$0.32	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                            Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,
	2015	2014

Net income	$1,894	$1,595

Other comprehensive income:

Unrealized gains arising during the period on available for sale
securities, net of income taxes of $464 and $40, respectively	898	77

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of ($47) and $0, respectively (1) (3)	(91)	-

Change in defined benefit plans, net of income taxes of $2 and $3, respectively (2) (3)	2	4

Total other comprehensive income	809	81

Total comprehensive income	$2,703	$1,676

(Dollars in thousands)	Nine Months Ended September 30,
	2015	2014

Net income	$4,901	$4,813

Other comprehensive income (loss):

Unrealized gains arising during the period on available for sale
securities, net of income taxes of $66 and $1,171, respectively	128	2,270

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of ($107) and ($51), respectively (1) (3)	(208)	(99)

Change in defined benefit plans, net of income taxes of $4 and $6, respectively (2) (3)	7	10

Total other comprehensive (loss) income	(73)	2,181

Total comprehensive income	$4,828	$6,994

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

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.            Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2015	$5,000	$3,498	$29,902	$19,217	$1,513	$59,130
Net income	-	-	-	4,901	-	4,901
Total other comprehensive loss, net of taxes	-	-	-	-	(73)	(73)
Employee Stock Purchase Plan (3,166 shares)	-	3	47	-	-	50
Common stock dividends	-	-	-	(1,278)	-	(1,278)
Series B preferred stock dividends	-	-	-	(263)	-	(263)
Series C preferred stock dividends	-	-	-	(8)	-	(8)
SBLF preferred stock in connection with Phoenix acquisition	1,750	-	-	-	-	1,750
Common stock issued to Phoenix shareholders	-	724	10,568	-	-	11,292
Restricted stock purchase (875 shares)	-	1	-	-	-	1
Restricted stock compensation expense	-	-	18	-	-	18
Balance, September 30, 2015	$6,750	$4,226	$40,535	$22,569	$1,440	$75,520

Balance, January 1, 2014	$5,000	$3,494	$29,853	$15,441	$(872)	$52,916
Net income	-	-	-	4,813	-	4,813
Total other comprehensive income, net of taxes	-	-	-	-	2,181	2,181
Employee Stock Purchase Plan (2,519 shares)	-	3	35	-	-	38
Common stock dividends	-	-	-	(874)	-	(874)
Series B Preferred stock dividends	-	-	-	(263)	-	(263)
Balance, September 30, 2014	$5,000	$3,497	$29,888	$19,117	$1,309	$58,811

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                                 Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net Income	$4,901	$4,813
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	865	1,217
Depreciation	1,082	934
Amortization of intangibles	66	46
Net amortization of security premiums	1,867	925
Gain on sales of investment securities	(315)	(150)
Earnings on cash surrender value of life insurance	(198)	(152)
SBA loans originated for sale	(2,915)	(943)
Proceeds from sales of SBA loans originated for sale	3,131	1,040
Gain on sale of loans	(216)	(97)
Loss on disposal of property, plant, and equipment	-	8
Loss on sale / write-down of foreclosed assets	64	109
Restricted stock compensation expense	19	-
Deferred income tax (benefit) expense	(300)	71
Decrease (increase) in accrued interest receivable	31	(296)
Decrease (increase) in other assets	882	(94)
Increase in accrued interest payable	224	253
Increase (decrease) in other liabilities	1,322	(621)
Net Cash Provided By Operating Activities	10,510	7,063
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	459	1,741
Proceeds from the maturity of investment securities	8,080	10,497
Proceeds from the sale of investment securities	33,962	7,199
Purchases of investment securities	(24,446)	(40,511)
Net cash received from acquisition	8,095	-
Purchases of restricted investment in bank stock	(229)	(426)
Net increase in loans and leases	(38,671)	(23,613)
Purchases of bank premises and equipment	(1,261)	(776)
Proceeds from sale of foreclosed assets	396	798
Net Cash Used In Investing Activities	(13,615)	(45,091)
Financing Activities:
Net increase in deposits	13,990	37,867
Net increase (decrease) in short-term borrowings	5,134	(1,979)
Series B preferred stock dividend paid	(263)	(263)
Series C preferred stock dividend paid	(8)	-
Common stock dividend paid	(1,278)	(874)
Employee Stock Purchase Plan	50	38
Proceeds from long-term debt borrowings	-	10,000
Long-term debt repayment	(5,168)	(137)
Net Cash Provided By Financing Activities	12,457	44,652
Net increase in cash and cash equivalents	9,352	6,624
Cash and cash equivalents, beginning of year	9,882	8,623
Cash and cash equivalents, end of year	$19,234	$15,247

MID PENN BANCORP, INC.                                                 Consolidated Statements of Cash Flows (Unaudited)

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,173	$3,063
Income taxes paid	$930	$870

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$885	$791

Assets, Liabilities, and Equity in Connection with Merger:
(Dollars in thousands)

Assets Acquired:
Securities	$11,331	$-
Loans	110,363	-
Restricted stock	509	-
Property and equipment	1,792	-
Accrued interest receivable	388	-
Core deposit and other intangible assets	578	-
Bank-owned life insurance	3,673	-
Other assets	1,127	-
	$129,761	$-

Liabilities Assumed:
Deposits	$123,238	$-
Accrued interest payable	32	-
Long-term debt	3,570	-
Other liabilities	876	-
	$127,716	$-

Equity Acquired:
Preferred stock	$1,750	$-

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the September 30,  2014 and December 31, 2014 balances have been reclassified, when, and if necessary, to conform to the 2015 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2015, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)           Merger

On March 1, 2015, Phoenix Bancorp, Inc. (“Phoenix”) merged with, and into, the Company, with the Company continuing as the surviving entity.  Simultaneously with the consummation of the foregoing merger, Miners Bank (“Miners”), a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, merged with and into the Bank.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents pro forma information as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2014.  Supplemental pro forma earnings for 2015 were adjusted to exclude $784,000 of merger related costs incurred for the three and nine months ended September 30, 2015; the results for the first three and nine months of 2014 were adjusted to include these charges.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest income after loan loss provision	$7,924	$7,439	$23,484	$22,257
Noninterest income	1,085	980	3,192	3,057
Noninterest expense	7,353	7,318	20,934	18,982
Net income available to common shareholders	1,251	1,568	4,403	4,812
Net income per common share	0.30	0.37	1.04	1.14

The amount of total revenue, consisting of interest income plus noninterest income specifically related to Phoenix for the period beginning March 1, 2015, included in the consolidated statements of income of Mid Penn for the three and nine months ended September 30, 2015, was $1,329,000 and $3,157,000, respectively.  The net income specifically related to Phoenix for the period beginning March 1, 2015, included in the consolidated statements of income of Mid Penn for the three and nine months ended September 30, 2015, was $243,000 and $540,000, respectively.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2015 and December 31, 2014, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,323	$1,060	$41	$27,342
Mortgage-backed U.S. government agencies	36,136	170	117	36,189
State and political subdivision obligations	65,630	1,482	230	66,882
Equity securities	3,266	90	73	3,283
	$131,355	$2,802	$461	$133,696

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,343	$752	$29	$27,066
Mortgage-backed U.S. government agencies	33,763	190	177	33,776
State and political subdivision obligations	77,482	2,007	318	79,171
Equity securities	1,584	60	23	1,621
	$139,172	$3,009	$547	$141,634

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $127,025,000 at September 30, 2015 and $134,740,000 at December 31, 2014, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $138,000 and $0 on sales of securities available for sale during the three months ended September 30, 2015 and September 30, 2014.  For the nine months ended September 30, 2015 and September 30, 2014, Mid Penn realized $315,000 and $150,000, respectively, on sales of securities available for sale.  Mid Penn realized gross losses on the sale of securities available for sale of $0 during the three and nine months ended September 30, 2015 and September 30, 2014.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
September 30, 2015	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	3	$2,895	$29	2	$1,456	$12	5	$4,351	$41
Mortgage-backed U.S. government agencies	8	8,276	46	7	4,128	71	15	12,404	117
State and political subdivision obligations	31	14,564	120	4	2,936	110	35	17,500	230
Equity securities	1	997	3	3	1,196	70	4	2,193	73
Total temporarily impaired
available for sale securities	43	$26,732	$198	16	$9,716	$263	59	$36,448	$461

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2014	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	5	$6,059	$29	-	$-	$-	5	$6,059	$29
Mortgage-backed U.S. government agencies	15	9,511	62	5	4,416	115	20	13,927	177
State and political subdivision obligations	9	4,444	33	28	13,947	285	37	18,391	318
Equity securities	-	-	-	2	583	23	2	583	23
Total temporarily impaired
available for sale securities	29	$20,014	$124	35	$18,946	$423	64	$38,960	$547

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

At September 30, 2015, 55 debt securities and 4 equity securities with unrealized losses totaling $461,000 depreciated 1.26% from their amortized cost basis.  At September 30, 2015, 13 debt securities and 3 equity securities had unrealized losses for twelve months or longer totaling $266,000, of which the largest loss was attributed to state and political subdivision obligations with $110,000 in unrealized losses.  At December 31, 2014, 62 debt securities and 2 equity securities with unrealized losses totaling $547,000 depreciated 1.40% from their amortized cost basis.  At December 31, 2014, 33 debt securities and 2 equity securities had unrealized losses for twelve months or longer totaling $423,000, of which the majority was attributed to mortgage-backed U.S. government agencies and state and political subdivision obligations with $115,000 and $285,000 in unrealized losses, respectively.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

The table below is the maturity distribution of investment securities at amortized cost and fair value.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	September 30, 2015
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$7,483	$7,600
Due after 1 year but within 5 years	26,240	27,301
Due after 5 years but within 10 years	47,628	48,882
Due after 10 years	10,602	10,441
	91,953	94,224
Mortgage-backed securities	36,136	36,189
Equity securities	3,266	3,283
	$131,355	$133,696

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

Acquired Loans

Loans that Mid Penn acquires in connection with acquisitions are recorded at fair value with no carryover of the existing related allowance for loan losses.  Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

The classes of the loan portfolio, summarized by the aggregate pass rating and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of September 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)		Special
September 30, 2015	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$159,219	$1,497	$705	$-	$161,421
Commercial real estate	337,917	2,256	10,574	-	350,747
Commercial real estate - construction	65,785	3,167	-	-	68,952
Lease financing	804	-	-	-	804
Residential mortgage	99,335	478	1,272	-	101,085
Home equity	32,587	278	300	-	33,165
Consumer	2,911	-	-	-	2,911
	$698,558	$7,676	$12,851	$-	$719,085

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$117,166	$654	$1,190	$-	$119,010
Commercial real estate	280,817	4,859	11,681	-	297,357
Commercial real estate - construction	55,834	242	-	-	56,076
Lease financing	1,121	-	-	-	1,121
Residential mortgage	64,900	252	1,290	-	66,442
Home equity	28,167	138	201	-	28,506
Consumer	3,021	-	-	-	3,021
	$551,026	$6,145	$14,362	$-	$571,533

Impaired loans by loan portfolio class as of September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$17	$51	$-	$395	$430	$-
Commercial real estate:
Commercial real estate	969	1,948	-	1,971	4,481	-
Acquired with credit deterioration*	927	927	-	-	-	-
Residential mortgage:
Residential mortgage	770	854	-	1,146	1,286	-
Acquired with credit deterioration*	419	419	-	-	-	-
Home equity:
Home equity	20	37	-	29	88	-

With an allowance recorded:
Commercial and industrial	$123	$134	$58	$223	$231	$137
Commercial real estate	5,355	6,402	1,531	6,954	7,255	1,382
Residential mortgage	31	31	23	-	-	-
Home equity	165	168	129	211	213	115

Total:
Commercial and industrial	$140	$185	$58	$618	$661	$137
Commercial real estate	7,251	9,277	1,531	8,925	11,736	1,382
Residential mortgage	1,220	1,304	23	1,146	1,286	-
Home equity	185	205	129	240	301	115

* Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2015 and September 30, 2014 are summarized as follows:

	Three Months Ended
	September 30, 2015		September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$18	$-	$48	$-
Acquired with credit deterioration	-	100	-	-
Commercial real estate:
Commercial real estate	991	14	2,057	-
Acquired with credit deterioration	926	-	-	-
Residential mortgage:
Residential mortgage	735	8	908	-
Acquired with credit deterioration	426	-	-	-
Home equity:
Home equity	21	-	31	-
Acquired with credit deterioration	-	3	-	-

With an allowance recorded:
Commercial and industrial	$124	$-	$133	$-
Commercial real estate	5,167	-	6,930	-
Residential mortgage	31	-	-	-
Home equity	182	-	112	-

Total:
Commercial and industrial	$142	$100	$181	$-
Commercial real estate	7,084	14	8,987	-
Residential mortgage	1,192	8	908	-
Home equity	203	3	143	-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2015		September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$22	$-	$51	$-
Acquired with credit deterioration	-	205	-	-
Commercial real estate:
Commercial real estate	1,072	14	2,127	346
Acquired with credit deterioration	947	347	-	-
Residential mortgage:
Residential mortgage	673	8	930	-
Acquired with credit deterioration	427	-	-	-
Home equity:
Home equity	22	-	54	-
Acquired with credit deterioration	-	3	-	-

With an allowance recorded:
Commercial and industrial	$127	$-	$135	$-
Commercial real estate	5,077	-	7,008	-
Residential mortgage	19	-	-	-
Home equity	178	-	115	-

Total:
Commercial and industrial	$149	$205	$186	$-
Commercial real estate	7,096	361	9,135	346
Residential mortgage	1,119	8	930	-
Home equity	200	3	169	-

Non-accrual loans by loan portfolio class as of September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Commercial and industrial	$78	$267
Commercial real estate	5,938	7,249
Residential mortgage	1,089	1,152
Home equity	185	239
	$7,290	$8,907

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)
September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$-	$219	$78	$297	$161,124	$161,421	$-
Commercial real estate:
Commercial real estate	1,128	865	4,052	6,045	343,775	349,820	-
Acquired with credit deterioration	-	-	53	53	874	927	53
Commercial real estate - construction:
Commercial real estate - construction	-	-	-	-	68,952	68,952	-
Lease financing:
Lease financing	-	-	-	-	804	804	-
Residential mortgage:
Residential mortgage	75	480	715	1,270	99,396	100,666	-
Acquired with credit deterioration	117	-	218	335	84	419	-
Home equity:
Home equity	20	-	139	159	33,006	33,165	-
Consumer:
Consumer	5	-	-	5	2,906	2,911	-
Total	$1,345	$1,564	$5,255	$8,164	$710,921	$719,085	$53

(Dollars in thousands)
December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$172	$290	$87	$549	$118,461	$119,010	$-
Commercial real estate	403	197	6,585	7,185	290,172	297,357	-
Commercial real estate - construction	-	-	-	-	56,076	56,076	-
Lease financing	-	-	-	-	1,121	1,121	-
Residential mortgage	328	82	1,117	1,527	64,915	66,442	-
Home equity	93	63	157	313	28,193	28,506	-
Consumer	6	-	-	6	3,015	3,021	-
Total	$1,002	$632	$7,946	$9,580	$561,953	$571,533	$-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the periods ended, September 30, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2015	$1,748	$3,891	$40	$2	$481	$611	$40	$38	$6,851
Charge-offs	(130)	-	-	-	(34)	(7)	(2)	-	(173)
Recoveries	10	5	-	-	23	-	3	-	41
Provisions	(67)	237	86	(1)	33	22	(7)	(38)	265
Ending balance,
September 30, 2015	$1,561	$4,133	$126	$1	$503	$626	$34	$-	$6,984

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2015	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	(130)	(505)	-	-	(35)	(36)	(13)	-	(719)
Recoveries	10	48	-	-	23	29	12	-	122
Provisions	288	665	93	(1)	65	(20)	-	(225)	865
Ending balance,
September 30, 2015	$1,561	$4,133	$126	$1	$503	$626	$34	$-	$6,984
Ending balance: individually evaluated for impairment	$58	$1,531	$-	$-	$23	$129	$-	$-	$1,741
Ending balance: collectively evaluated for impairment	$1,503	$2,602	$126	$1	$480	$497	$34	$-	$5,243

Loans receivables:
Ending balance	$161,421	$350,747	$68,952	$804	$101,085	$33,165	$2,911	$-	$719,085
Ending balance: individually evaluated for impairment	$140	$6,324	$-	$-	$801	$185	$-	$-	$7,450
Ending balance: collectively evaluated for impairment	$161,281	$343,496	$68,952	$804	$99,865	$32,980	$2,911	$-	$710,289
Ending balance: acquired with credit deterioration	$-	$927	$-	$-	$419	$-	$-	$-	$1,346

(Dollars in thousands)
As of, and for the periods ended, September 30, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2014	$1,341	$3,458	$19	$1	$592	$483	$63	$173	$6,130
Charge-offs	(21)	(72)	-	-	(47)	-	(5)	-	(145)
Recoveries	7	9	-	-	-	1	14	-	31
Provisions	(9)	209	-	-	(39)	189	(10)	55	395
Ending balance,
September 30, 2014	$1,318	$3,604	$19	$1	$506	$673	$62	$228	$6,411

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2014	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Charge-offs	(62)	(934)	-	-	(133)	(43)	(31)	-	(1,203)
Recoveries	13	11	-	-	-	1	55	-	80
Provisions	180	521	10	1	58	274	(34)	207	1,217
Ending balance,
September 30, 2014	$1,318	$3,604	$19	$1	$506	$673	$62	$228	$6,411
Ending balance: individually evaluated for impairment	$73	$1,162	$-	$-	$-	$8	$-	$-	$1,243
Ending balance: collectively evaluated for impairment	$1,245	$2,442	$19	$1	$506	$665	$62	$228	$5,168

Loans receivables:
Ending balance	$116,563	$294,803	$55,189	$1,215	$68,450	$27,895	$4,046	$-	$568,161
Ending balance: individually evaluated for impairment	$171	$8,921	$-	$-	$877	$141	$-	$-	$10,110
Ending balance: collectively evaluated for impairment	$116,392	$285,882	$55,189	$1,215	$67,573	$27,754	$4,046	$-	$558,051

(Dollars in thousands)
December 31, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Ending balance: individually evaluated for impairment	$137	$1,382	$-	$-	$-	$115	$-	$-	$1,634
Ending balance: collectively evaluated for impairment	$1,256	$2,543	$33	$2	$450	$538	$35	$225	$5,082

Loans receivables:
Ending balance	$119,010	$297,357	$56,076	$1,121	$66,442	$28,506	$3,021	$-	$571,533
Ending balance: individually evaluated for impairment	$618	$8,925	$-	$-	$1,146	240	$-	$-	$10,929
Ending balance: collectively evaluated for impairment	$118,392	$288,432	$56,076	$1,121	$65,296	$28,266	$3,021	$-	$560,604

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at September 30, 2015 and December 31, 2014 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
September 30, 2015	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$15
Commercial real estate	7,528	6,558	5,726
Residential mortgage	733	727	570
	$8,301	$7,320	$6,311

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2014	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$23
Commercial real estate	11,189	9,443	8,005
Residential mortgage	903	897	713
Home equity	50	7	5
	$12,182	$10,382	$8,746

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at September 30, 2015 totaled $6,311,000, of which four loans totaling $483,000 represented accruing impaired loans in compliance with the terms of the modification.  Of the $483,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $66,000 and the other loan is an accruing impaired commercial real estate loan for $417,000.  The remaining $5,828,000, representing 11 loans among six relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships account for $4,535,000 of the $5,828,000 nonaccrual impaired troubled debt restructured loan total.

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

As a result of the evaluations at September 30, 2015 and September 30, 2014, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of September 30, 2015 and September 30, 2014, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $0.  There were no troubled debt restructured loans that defaulted within twelve months of restructure for the three months ended September 30, 2015 and 2014.  There were two troubled debt restructured loans to unrelated borrowers that defaulted within twelve months of restructure totaling $3,404,000 for the nine months ended September 30, 2015, while there were none for the nine months ended September 30, 2014.  As of September 30, 2015, one forbearance agreement was negotiated during 2008, nine forbearance agreements were negotiated during 2009, three forbearance agreements were negotiated in 2013, and two forbearance agreements were negotiated during 2014.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

There were no new loans modified during the three months ended September 30, 2015 or 2014, nor were there any during the nine months ended September 30, 2015 that resulted in troubled debt restructurings.  The table below lists the new loans modified during the nine months ended September 30, 2014 that resulted in troubled debt restructurings.

	Nine Months Ended
(Dollars in thousands)		Pre-Modification	Post-Modification
September 30, 2014	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	2	$1,057	$757	$742
Residential mortgage	2	718	683	669
Home equity	1	50	7	6
	5	$1,825	$1,447	$1,417

There were no  consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2015 and $485,000 at December 31, 2014.

The following table provides activity for the accretable yield of purchased impaired loans for the three and nine months ended September 30, 2015.

(Dollars in thousands)
Accretable yield, July 1, 2015	$286
Acquisition of impaired loans	-
Accretable yield amortized to interest income	(72)
Reclassification from nonaccretable difference (1)	-
Accretable yield, September 30, 2015	$214

(Dollars in thousands)
Accretable yield, January 1, 2015	$-
Acquisition of impaired loans	458
Accretable yield amortized to interest income	(244)
Reclassification from nonaccretable difference (1)	-
Accretable yield, September 30, 2015	$214

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three and nine months ended September 30, 2015.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,342	$-	$27,342	$-
Mortgage-backed U.S. government agencies	36,189	-	36,189	-
State and political subdivision obligations	66,882	-	66,882	-
Equity securities	3,283	1,195	2,088	-
	$133,696	$1,195	$132,501	$-

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,066	$-	$27,066	$-
Mortgage-backed U.S. government agencies	33,776	-	33,776	-
State and political subdivision obligations	79,171	-	79,171	-
Equity securities	1,621	561	1,060	-
	$141,634	$561	$141,073	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,476	$-	$-	$4,476
Foreclosed Assets Held for Sale	205	-	-	205
Mortgage Servicing Rights	182	-	-	182

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,664	$-	$-	$6,664
Foreclosed Assets Held for Sale	142	-	-	142
Mortgage Servicing Rights	187	-	-	187

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,476	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 50%	29%
Foreclosed Assets Held for Sale	205	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	27% - 59%	33%
Mortgage Servicing Rights	182	Multiple of annual service fee	Estimated prepayment speed based on rate and term	240% - 400%	352%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,664	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	32%
Foreclosed Assets Held for Sale	142	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	27%
Mortgage Servicing Rights	187	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	353%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

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

Loans:

For variable rate loans that reprice frequently and which entail no significant changes in credit risk, carrying values approximated fair value.  The fair value of other loans are estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2015 and December 31, 2014.

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$19,234	$19,234	$9,882	$9,882
Interest-bearing time balances with other financial institutions	5,313	5,313	5,772	5,772
Investment securities	133,696	133,696	141,634	141,634
Net loans and leases	712,101	720,133	564,817	572,487
Restricted investment in bank stocks	3,919	3,919	3,181	3,181
Accrued interest receivable	3,415	3,415	3,058	3,058
Mortgage servicing rights	171	171	187	187

Financial liabilities:
Deposits	$775,150	$776,679	$637,922	$639,226
Short-term borrowings	5,712	5,712	578	578
Long-term debt	51,363	50,581	52,961	52,514
Accrued interest payable	605	605	349	349

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2015 and December 31, 2014.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$712,101	$720,133	$-	$-	$720,133

Financial instruments - liabilities
Deposits	$775,150	$776,679	$-	$776,679	$-
Long-term debt	51,363	50,581	-	50,581	-

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$564,817	$572,487	$-	$-	$572,487

Financial instruments - liabilities
Deposits	$637,922	$639,226	$-	$639,226	$-
Long-term debt	52,961	52,514	-	52,514	-

(6)          Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $14,604,000 and $9,837,000 standby letters of credit outstanding as of September 30, 2015 and December 31, 2014, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of September 30, 2015 for payment under standby letters of credit issued was not material.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$8	$8	$3	$3
Interest cost	11	13	8	9
Amortization of prior service cost	4	6	-	1
Net periodic benefit cost	$23	$27	$11	$13

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Service cost	$25	$25	$9	$10
Interest cost	34	38	24	28
Amortization of prior service cost	11	15	-	1
Net periodic benefit cost	$70	$78	$33	$39

(8)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plans Liabilities	Accumulated Other Comprehensive Income

Balance - September 30, 2015	$1,546	$(106)	$1,440

Balance - December 31, 2014	$1,626	$(113)	$1,513

(9)           Common Stock

On May 6, 2014, the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan (the “Plan”) was approved by shareholders.  The Plan provides that awards shall not exceed, in the aggregate 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors.  Current outstanding awards under the Plan require recipients to acquire specified ownership interest levels in Mid Penn in order for such award to vest.  and thereby encouraging them to contribute to the success of the company.  As of September 30, 2015,  8,975 shares have been granted under the plan, which resulted in $19,000 of compensation expense, while there was no compensation expense in 2014.  On August 27, 2015, 875 of the granted shares vested.

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

The following table summarizes the Series B Preferred Stock shares sold and the gross proceeds received through the private placement offering as of September 30, 2015:

(Dollars in thousands)
Period	Shares	Gross Proceeds
September 26, 2012 - September 30, 2012	345	$345,000
October 1, 2012 - December 31, 2012	4,535	4,535,000
January 1, 2013 - December 31, 2013	120	120,000
January 1, 2014 - December 31, 2014	-	-
January 1, 2015 - September 30, 2015	-	-
Total	5,000	$5,000,000

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$1,894	$1,595	$4,901	$4,813
Less: Dividends on Series B preferred stock	88	88	263	263
Dividends on Series C preferred stock	4	-	8	-
Net income available to common shareholders	$1,802	$1,507	$4,630	$4,550

Weighted average common shares outstanding	4,224,040	3,496,063	4,066,384	3,495,293
Basic earnings per common share	$0.43	$0.43	$1.14	$1.30

Mid Penn did not have dilutive securities outstanding as of September 30, 2015 and 2014.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

ASU 2015-03:  The FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.

The ASU requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Prior to the amendments, debt issuance costs were presented as a deferred charge (i.e., an asset) on the balance sheet.  The ASU provides examples illustrating the balance sheet presentation of notes net of their related discounts and debt issuance costs.  Further, the amendments require the amortization of debt issuance costs to be reported as interest expense.  Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt.

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

ASU 2015-14:  The FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.

The ASU defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017.  All other entities have an additional year.  However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date.  Public business entities will adopt the standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  All other entities will adopt the standard for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019.  Early adoption is permitted as of either an annual reporting period beginning after December 15, 2016, including interim periods within that year, or an annual reporting period beginning after December 15, 2016 and interim periods within annual reporting periods beginning one year after the annual period in which an entity first applies the new standard.

ASU 2015-16:  The FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments).

The ASU requires adjustments to provisional amounts that are identified during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined.  This includes any effect on earnings of changes in depreciation, amortization, or other income effects as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

In addition, the amendments in the proposed Update would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  Early adoption is permitted.  The amendments in this Update should be applied prospectively to measurement-period adjustments that occur after the effective date of this Update.

Mid Penn is currently evaluating the effects these Updates will have on its consolidated financial statements.

(13)         Subsequent Event

On November 9, 2015, Mid Penn entered into agreements with investors to purchase $7,500,000 aggregate principal amount of its Subordinated Notes due 2025 (the “Notes”).  The Notes, when issued, will be treated as Tier 2 capital for regulatory capital purposes.  Closing of the offering is expected to occur on December 9, 2015.

The Notes will bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.00%.  Interest will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or the Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.

Also on November 9, 2015, Mid Penn called for redemption all of its issued and outstanding shares of its Series B Preferred Stock on December 9, 2015, at a price equal to $1,024.67 per share, which is equal to $1,020.00 per share plus an amount equal to declared but unpaid dividends, if any, to the date fixed for redemption.

Mid Penn intends to use the proceeds from the offering of the Notes to redeem the Series B Preferred Stock with the balance available for general corporate purposes, including the redemption, if approved by the appropriate federal banking regulators, of all of its issued and outstanding SBLF Preferred Shares, which are held by the U.S. Department of Treasury and issued pursuant to its Small Business Lending Fund program.

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2015, compared to year-end 2014, and the Results of Operations for the three and nine months ended September 30, 2015, compared to the same period in 2014.  The comparability of the financial condition and results of operations as of and for the three and nine month periods ended September 30, 2015 and 2014, in general, have been impacted by the acquisition of Phoenix.  The recorded amounts of assets purchased and liabilities assumed in the Phoenix acquisition may be adjusted for up to one year subsequent to the acquisition.  Such adjustments, if any, are not expected to be significant.

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

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

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

Results of Operations

The comparability of the financial condition and results of operations as of and for the three and nine month periods ended September 30, 2015 and 2014, in general, have been impacted by the acquisition of Phoenix.

Overview

Net income available to common shareholders was $1,802,000, $0.43 basic earnings per common share, for the quarter ended September 30, 2015, as compared to net income available to common shareholders of $1,507,000, or $0.43 basic earnings per common share, for the quarter ended September 30, 2014, a 19.6%  increase.  During the nine months ended September 30, 2015, net income available to common shareholders was $4,630,000, or $1.14 basic earnings per common share, versus $4,550,000, or $1.30 basic earnings per common share for the nine months ended September 30, 2014, a 1.8%  increase.  Excluding merger and acquisition expenses incurred in conjunction with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”), and the corresponding tax impact, net income available to common shareholders for the nine months ended September 30, 2015 would have been $5,181,000, an increase of 13.9% over the unadjusted results for the nine months ended September 30, 2014.

Net interest income increased $1,645,000, or 25.1%, to $8,189,000 for the quarter ended September 30, 2015 from $6,544,000 during the quarter ended September 30, 2014.  Through the first nine months of 2015, net interest income increased $4,146,000, or 21.2%, to $23,713,000 from $19,567,000 during the first nine months of 2014.

The provision for loan and lease losses in the third quarter of 2015 was $265,000, compared to $395,000 in the third quarter of 2014.  During the nine months ended September 30, 2015, the provision for loan and lease losses was $865,000, compared to $1,217,000 for the nine months ended September 30, 2014.

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Return on average assets	0.79%	0.84%	0.71%	0.89%
Return on average equity	9.60%	10.73%	8.79%	11.39%

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

For the three months ended September 30, 2015, Mid Penn’s taxable-equivalent net interest margin increased to 4.00%, from 3.93%, for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, Mid Penn’s taxable-equivalent net interest margin increased to 4.06% from 4.03% for the nine months ended September 30, 2014.  The increases in both the three and nine months ended September 30, 2015 were mainly the result of the additional loan interest income provided by the Phoenix loan portfolio, as well as the recognition of income for the successful resolution of legacy Phoenix loans acquired with credit deterioration.  Included in the three months ended September 30, 2015 was the recognition of $100,000 from the successful resolution of a legacy Phoenix loan acquired with credit deterioration.  Included in the nine months ended September 30, 2015 was $552,000 in income from the successful resolution of four legacy Phoenix loans acquired with credit deterioration.  The addition of Phoenix’s low-cost deposit products also aided in improving Mid Penn’s taxable equivalent net interest margin by reducing the overall cost of funds.  For the three months ended September 30, 2015, Mid Penn’s cost of funds decreased by 0.06%, to 0.63% compared to the three months ended September 30, 2014 and by 0.08%, to 0.64%, for the nine months ended September 30, 2015, versus the same period in 2014.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first nine months of 2015, and shifting collateral values from December 31, 2014 to September 30, 2015.

Following its model for loan and lease loss allowance adequacy, management recorded a $265,000 provision for the three months ended September 30, 2015, as compared to a provision of $395,000 for the three months ended September 30, 2014.  During the nine months ended September 30, 2015, the provision for loan and lease losses was $865,000, as compared to $1,217,000 for the nine months ended September 2014.  The allowance for loan and lease losses as a percentage of total loans was 0.97% at September 30, 2015, compared to 1.18% at December 31, 2014.  This decrease was mainly due to the addition of the Miners loan portfolio without a corresponding allowance for loan and lease losses in conformity with purchase accounting treatment.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

Noninterest Income

Noninterest income increased $344,000, or 46.4%, during the third quarter of 2015 versus the same period in 2014.  During the nine months ended September 30, 2015, noninterest income increased $718,000, or 29.8%, versus the same period in 2014.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2015	2014	$ Variance	% Variance
Net gain on sales of investment securities	138	-	138	NA
ATM debit card interchange income	189	138	51	37.0%
Net gain on sales of SBA loans	73	19	54	284.2%
Other income	138	100	38	38.0%

(Dollars in Thousands)	Nine Months Ended September 30,
	2015	2014	$ Variance	% Variance
Net gain on sales of investment securities	315	150	165	110.0%
Mortgage banking income	326	208	118	56.7%
ATM debit card interchange income	540	403	137	34.0%
Net gain on sales of SBA loans	216	97	119	122.7%
Other income	487	339	148	43.7%

During the three and nine months ended September 30, 2015, Mid Penn took advantage of opportunities within its investment portfolio to better align the portfolio for a rising interest rate environment thereby realizing gains on sales of investments of $138,000 and $315,000, respectively.  Mortgage banking income increased $118,000 in the nine months ended September 30, 2015 over September 30, 2014.  Improved real estate activity throughout Mid Penn’s footprint and favorable interest rate conditions have contributed to increasing revenue from this business line.  ATM debit card interchange income increased $51,000 and $137,000 during the three and nine months ended September 30, 2015 over the same periods in 2014, due to the acquisition of the Phoenix card portfolio.    Mid Penn has experienced significant activity in Small Business Administration (“SBA”) loans during the quarter and year-to-date as we see more qualified borrowers and take advantage of Mid Penn’s Preferred Lender status with the SBA.

Noninterest Expenses

Noninterest expenses increased $1,640,000, or 33.3%, during the third quarter of 2015, versus the same period in 2014.  During the nine months ended September 30, 2015, noninterest expenses increased $5,116,000, or 34.7%, versus the same period in 2014.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended September 30,
	2015	2014	$ Variance	% Variance
Salaries and employee benefits	$3,471	$2,635	$836	31.7%
Occupancy expense, net	498	282	216	76.6%
Software licensing	380	238	142	59.7%
Other expenses	913	745	168	22.6%

(Dollars in Thousands)	Nine Months Ended September 30,
	2015	2014	$ Variance	% Variance
Salaries and employee benefits	$10,231	$8,026	$2,205	27.5%
Occupancy expense, net	1,448	986	462	46.9%
Equipment expense	1,081	908	173	19.1%
Marketing and advertising expense	372	227	145	63.9%
Software licensing	1,103	687	416	60.6%
Merger and acquisition expense	784	11	773	NA
Other expenses	2,511	1,945	566	29.1%

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

Salaries and employee benefits increased during the three and nine months ended September 30, 2015 by $836,000 and $2,205,000, respectively, versus the same periods in 2014.  The increase was driven by the addition of the Phoenix employees to Mid Penn’s employee pool, an increase in staffing levels due to Mid Penn’s entry into the Lancaster County and Mechanicsburg markets, and an increase in lending personnel and support staff to augment the expanding reach of Mid Penn.  Occupancy expenses for the three and nine months ended September 30, 2015 increased by $216,000 and $462,000, respectively.  This increase was impacted by the inclusion of rent for the new Corporate Administration offices on North Front Street in Harrisburg, the new Elizabethtown branch office, and the new Simpson Ferry Road branch office.  Equipment, marketing and advertising, software licensing, and other expenses all saw increases related to the inclusion of Phoenix’s normal operating expenses to Mid Penn’s expense stream during the quarter and year-to-date.  Merger and acquisition expenses of $784,000 in connection with the acquisition of Phoenix were incurred during the nine months ended September 30, 2015.

Income Taxes

The provision for income taxes was $546,000 for the three months ended September 30, 2015, as compared to the provision for income taxes of $366,000 in the same period last year.  The effective tax rate for the three months ended September 30, 2015 was 22.4%, compared to 18.7% for the three months ended September 30, 2014.  This increase was due to a higher net income in the third quarter of 2015 versus the same period in 2014.  The provision for income taxes for the nine months ended September 30, 2015 was $1,223,000, compared to $1,211,000 during the same period in 2014.  The effective tax rate for the nine months ended September 30, 2015 was 20.0%, compared to 20.1% for the nine months ended September 30, 2014.  Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Overview

The increase in Mid Penn’s total assets during the first nine months of 2015 was impacted by the inclusion of assets and liabilities from Phoenix on the balance sheet.  Total loans at September 30, 2015 were $719,085,000 compared to $571,533,000 at December 31, 2014, an increase of $147,552,000, or 25.8%.  Along with the addition of Phoenix’s’ loan portfolio, the other main driver of Mid Penn’s loan growth came as a result of business development efforts by a more experienced loan team.  Mid Penn’s investment portfolio decreased $7,938,000 from December 31, 2014 to September 30, 2015, to provide liquidity to fund loan growth and to better align the portfolio for a rising rate environment thereby realizing gains on sales of investment securities.  Total deposits increased $137,228,000 from $637,922,000 at December 31, 2014 to $775,150,000 at September 30, 2015.  The largest increases over this period were in the noninterest and interest bearing demand, as well as in time deposits, increasing $106,080,000 from December 31, 2014 to September 30, 2015, mainly due to the inclusion of Phoenix’s’ deposits, but also from strong cash management efforts.  Short-term borrowings increased $5,134,000 from $578,000 at December 31, 2014 to $5,712,000 at September 30, 2015, while long-term debt decreased $1,598,000 from $52,961,000 at December 31, 2014 to $51,363,000 at September 30, 2015.

Loans

During the first nine months of 2015, Mid Penn experienced an increase in loans outstanding of $147,552,000, or 25.8%, with Phoenix contributing $110,707,000 of the increase, mainly in the commercial real estate, commercial and industrial and residential mortgage categories.  Overall, commercial real estate, commercial and industrial, and residential mortgage loans accounted for the majority of Mid Penn’s loan growth as noted in the table below.

(Dollars in thousands)	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Commercial and industrial	$161,421	22.4%	$119,010	20.8%
Commercial real estate	350,747	48.8%	297,357	52.0%
Commercial real estate - construction	68,952	9.6%	56,076	9.8%
Lease financing	804	0.1%	1,121	0.2%
Residential mortgage	101,085	14.1%	66,442	11.6%
Home equity	33,165	4.6%	28,506	5.0%
Consumer	2,911	0.4%	3,021	0.6%
	$719,085	100.0%	$571,533	100.0%

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first nine months of 2015, Mid Penn had net charge-offs of $597,000 compared to net charge-offs of $1,123,000 during the same period of 2014.  Loans charged off during the first nine months of 2015 were comprised of 13 loans among 11 relationships.  There were four commercial real estate loans among three relationships totaling $505,000, with one relationship accounting for $450,000 of the total.  There were also two commercial and industrial loans comprising one relationship totaling $130,000, one home equity loan for $36,000, and five residential real estate loans to unrelated borrowers totaling $35,000.  The remaining $13,000 was comprised of consumer loans and deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Average total loans outstanding (net of unearned interest)	$615,607	$549,038
Period ending total loans outstanding (net of unearned interest)	719,085	568,161

Balance, beginning of period	6,716	6,317

Loans charged off during period	(719)	(1,203)
Recoveries of loans previously charged off	122	80
Net chargeoffs	(597)	(1,123)

Provision for loan and lease losses	865	1,217
Balance, end of period	$6,984	$6,411

Ratio of net loans charged off to average loans outstanding (annualized)	0.13%	0.27%

Ratio of allowance for loan losses to net loans at end of period	0.97%	1.13%

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

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

At September 30, 2015, total nonperforming loans amounted to $7,773,000, or 1.08% of loans and leases net of unearned income, as compared to levels of $10,942,000, or 1.91%, at December 31, 2014 and $10,684,000, or 1.88%, at September 30, 2014.  The inclusion of the Phoenix loan portfolio aided in decreasing Mid Penn’s nonperforming ratios.

(Dollars in thousands)
	September 30, 2015	December 31, 2014	September 30, 2014
Nonperforming Assets:
Nonaccrual loans	$7,290	$8,907	$8,613
Accruing troubled debt restructured loans	483	2,035	2,071
Total nonperforming loans	7,773	10,942	10,684

Foreclosed real estate	990	565	849
Total non-performing assets	8,763	11,507	11,533

Accruing loans 90 days or more past due	53	-	-
Total risk elements	$8,816	$11,507	$11,533

Nonperforming loans as a % of total
loans outstanding	1.08%	1.91%	1.88%
Nonperforming assets as a % of total
loans outstanding and other real estate	1.22%	2.01%	2.03%
Ratio of allowance for loan losses
to nonperforming loans	89.85%	61.37%	60.01%

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

(Dollars in thousands)
	September 30, 2015	December 31, 2014
Period ending total loans outstanding (net of unearned interest)	$719,085	$571,533
Allowance for loan and lease losses	6,984	6,716
Total Nonperforming loans	7,773	10,942
Nonperforming and impaired loans with partial charge-offs	1,954	2,441

Ratio of nonperforming loans with partial charge-offs
to total loans	0.27%	0.43%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	25.14%	22.31%

Coverage ratio net of nonperforming loans with
partial charge-offs	120.02%	79.00%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.97%	1.18%

Mid Penn had one loan at September 30, 2015 for $7,000 and none at December 31, 2014, that received an additional charge-offs for which a partial charge-off had originally been taken.

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

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

Excluding the loans acquired with credit deterioration of which none were subsequently impaired after being acquired as of September 30, 2015, Mid Penn had several loan relationships, with an aggregate carrying balance of $7,450,000, deemed impaired.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $5,674,000 for which specific allocations totaling $1,741,000 were included within the loan loss reserve for these loans.  The remaining $1,776,000 of loans required no specific allocation within the loan loss reserve.  The $7,450,000 pool of impaired loan relationships was comprised of $6,324,000 in commercial real estate relationships, $801,000 in residential relationships, $185,000 in home equity relationships, and $140,000 in commercial and industrial relationships.  There were specific allocations of $1,531,000 against the commercial real estate relationships with $1,168,000 of this total to one borrower.  There was also $129,000 against the home equity relationships, $58,000 against the commercial and industrial relationships, and $23,000 against residential relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,984,000 is adequate as of September 30, 2015.

Liquidity

Mid Penn’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.  Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals and for funding corporate operations.  Sources of liquidity are as follows:

•	a growing core deposit base;
•	proceeds from the sale or maturity of investment securities;
•	proceeds from interest-bearing time deposits with other financial institutions;
•	payments received on loans and mortgage-backed securities;
•	overnight correspondent bank borrowings on various credit lines; and
•	borrowing capacity available from the FHLB.

Major sources of cash in the nine months of 2015 came from the sale of investment securities of $33,962,000 and the $13,990,000 net increase in deposits.

Major uses of cash in the first nine months of 2015 were the increase in net loans and leases of $38,671,000 and the purchases of investment securities of $24,446,000.

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

Major sources of cash in the first nine months of 2014 came from the increase in deposits totaling $37,867,000, proceeds from the maturity of investment securities of $10,497,000, and long-term debt borrowings of $10,000,000.

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

Shareholders’ equity increased during the nine months ended September 30, 2015 by $16,390,000, or 27.7%, from December 31, 2014.  Capital has been positively impacted in 2015 by positive earnings available to common shareholders of $4,630,000.  Also positively impacting capital during the nine months ended September 30, 2015 was the issuance of 723,851 shares of common stock to fund the acquisition of Phoenix.  This transaction added an additional $11,292,000 to shareholders’ equity.  As part of the acquisition, Mid Penn also issued SBLF preferred stock totaling $1,750,000.    All of Mid Penn’s investment securities are classified as available for sale, making this portion of the balance sheet more sensitive to the changing market value of investments.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The phase-in period for community banking organizations began January 1, 2015.  The final rules generally implement higher minimum capital requirements, add a new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  As of January 1, 2015, the new minimum capital to risk-adjusted assets requirements are a common equity Tier 1 capital ratio of 4.5% (6.5% to be considered “well capitalized”) and a Tier 1 capital ratio of 6.0%, increased from 4.0% (and increased from 6.0% to 8.0% to be considered “well capitalized”); the total capital (including Tier 1 capital) ratio remains at 8.0% under the new rules (10.0% to be considered “well capitalized”).  At September 30, 2015, Mid Penn Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action.

MID PENN BANCORP, INC.                                                                       Management’s Discussion and Analysis

The following table illustrates the Bank’s capital ratios, which are not materially different from Mid Penn’s ratios.  As noted below, the Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2015
Tier 1 Capital (to Average Assets)	$69,356	7.7%	$35,875	4.0%	$44,843	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	69,356	10.1%	40,359	4.5%	58,296	6.5%
Tier 1 Capital (to Risk Weighted Assets)	69,356	10.1%	41,393	6.0%	55,191	8.0%
Total Capital (to Risk Weighted Assets)	76,435	11.1%	55,191	8.0%	68,989	10.0%

As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,647	7.5%	$30,360	4.0%	$37,950	5.0%
Tier 1 Capital (to Risk Weighted Assets)	56,647	10.2%	22,295	4.0%	33,442	6.0%
Total Capital (to Risk Weighted Assets)	63,423	11.4%	44,590	8.0%	55,737	10.0%

Regulatory Capital Changes

Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019.  The capital contribution buffer requirements phase in over a three-year period beginning January 1, 2016.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2015, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial and Accounting Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three and nine months ended September 30, 2015, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

•

Exhibit 3(i) – The Registrant’s amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-199740) filed with the Securities and Exchange Commission on October 31, 2014.)

•

Exhibit 3(ii) – Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series C of Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 5, 2015.)

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	November 13, 2015
By:	/s/ Edward P. Williams
Edward P. Williams
Interim Principal Financial Officer

Date:	November 13, 2015

MID PENN BANCORP, INC.

EXHIBIT 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO EXCHANGE ACT RULES

13A-14(A)/15D-14(A) AS ADDED BY SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Rory G. Ritrievi, certify that:

1.I have reviewed this report on Form 10-Q of Mid Penn Bancorp, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ Rory G. Ritrievi
President and CEO
Date:	November 13, 2015

MID PENN BANCORP, INC.

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO EXCHANGE ACT RULES

13A-14(A)/15D-14(A) AS ADDED BY SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Edward P. Williams, certify that:

1.I have reviewed this report on Form 10-Q of Mid Penn Bancorp, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(d)Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:	/s/ Edward P. Williams
Interim Principal Financial Officer
Date:	November 13, 2015

MID PENN BANCORP, INC.

Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND

PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

AS ADDED BY SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Mid Penn Bancorp, Inc. (the “Corporation”) on Form 10-Q for the period ending September 30, 2015, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Rory G. Ritrievi, President and CEO, and I, Edward P. Williams, Interim Principal Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as added pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

2.

To my knowledge, the information contained in the Report fairly presents, in all material respects the financial condition and results of operations of Mid Penn Bancorp, Inc. as of the dates and for the periods expressed in the Report.

By:	/s/ Rory G. Ritrievi
President and CEO
Date:	November 13, 2015

By:	/s/ Edward P. Williams
Interim Principal Financial Officer
Date:	November 13, 2015