Form 10-Q/A
period 2015-09-30
MID PENN BANCORP INC
filed 2015-11-13
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Mid Penn Bancorp, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2015 as filed with the Securities and Exchange Commission on November 13, 2015 (the “Original Filing”) to refile Exhibits 31.1, 31.2, and 32 thereto, which were inadvertently filed within the body of the Original Filing.

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.  No other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or disclosures in the Original Filing, except as described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Edward P. Williams
Edward P. Williams
Interim Principal Financial Officer

Date:	November 13, 2015

INDEX TO EXHIBITS

The following is a list of all exhibits filed as part of this Amendment.

Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.