Form 10-K
period 2015-12-31
MID PENN BANCORP INC
filed 2016-03-17
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

  (Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer       Accelerated Filer       Non-accelerated Filer       Smaller Reporting Company

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes     No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $15.48 per share, as reported by The NASDAQ Stock Market LLC (“NASDAQ”), on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $65,382,799.

As of February 16, 2016, the registrant had 4,226,717 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

Mid Penn Insurance Services, LLC was a wholly-owned subsidiary of Mid Penn Bank that provided a wide range of personal and commercial insurance products.  Due to the lack of activity within this subsidiary, the decision was made to exit this line of business, effective March 1, 2016.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment.  At December 31, 2015, Mid Penn had total consolidated assets of $931,724,000, total deposits of $777,043,000, and total shareholders’ equity of $70,068,000.

As of December 31, 2015, Mid Penn Bancorp, Inc. did not own or lease any properties.  Mid Penn Bank owns or leases the banking offices as identified in Part I, Item 2.

All Mid Penn employees are employed by the Bank.  At December 31, 2015, the Bank had 229 full-time and 23 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

Mid Penn Bank

Millersburg Bank, the predecessor to the Bank, was organized in 1868 and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company.  In 1971, Millersburg Trust Company adopted the name “Mid Penn Bank.”  On March 1, 2015, in connection with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”) by Mid Penn, Miners Bank, Phoenix’s wholly-owned banking subsidiary, merged with and into the Bank, with the Bank surviving and Miners Bank’s four branches in Schuylkill and Luzerne Counties, Pennsylvania operating as “Miners Bank, a Division of Mid Penn Bank”.  The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”) supervise the Bank. Mid Penn’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.  The Bank presently has 20 retail banking properties located in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties, Pennsylvania.

Mid Penn’s primary business consists of attracting deposits and loans from its network of community banking offices operated by the Bank.  The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits.  Deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC to the maximum extent provided by law. In addition, the Bank provides a full range of trust and retail investment services.  The Bank also offers other services such as online banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

Business Strategy

The Bank’s services are provided to small and middle-market businesses, consumers, nonprofit organizations, municipalities, and real estate investors through 20 full service retail banking properties.  Two of Mid Penn’s primary markets  currently, and historically, have lower unemployment than the U.S. as a whole.  This is due in part to a diversified manufacturing and services base and the presence of state government offices, which help shield the markets from national trends.  At December 31, 2015, the unadjusted unemployment rate for the Harrisburg/Carlisle and Lancaster areas,  two of Mid Penn’s primary markets,  were 3.2% and 3.0%, respectively, versus the seasonally adjusted national unemployment rate of 5.0%.  The unadjusted unemployment rate for Mid Penn’s other primary market in the Scranton/Wilkes-Barre/Hazleton area was also below the national unemployment rate at 4.6% at December 31, 2015.

MID PENN BANCORP, INC.

The Bank seeks to develop long-term customer relationships, maintain high quality service and provide quick responses to customer needs.  Mid Penn believes that an emphasis on local relationship building and its conservative approach to lending are important factors in the success and growth of Mid Penn.

The Bank seeks credit opportunities of good quality within its target market that exhibit positive historical trends, stable cash flows and secondary sources of repayment from tangible collateral.  The Bank extends credit for the purpose of obtaining and continuing long-term relationships.  Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank and must obtain appropriate approvals for credit extensions.  The Bank also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be reduced.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2015, the Bank’s highest concentration of credit is in commercial real estate.  Most of the Bank’s business activity with customers is located in Central Pennsylvania, specifically in eastern Cumberland, Dauphin, northwestern Lancaster, western Luzerne, southern Northumberland, and Schuylkill Counties.

Investment Activities

Mid Penn’s investment portfolio is used to improve earnings through investments in higher-yielding assets than overnight funding alternatives, while maintaining asset quality, which provides the necessary balance sheet liquidity for Mid Penn.  Mid Penn does not have any significant concentrations within investment securities.

Mid Penn’s entire portfolio of investment securities is considered available for sale.  As such, the investments are recorded on the balance sheet at fair value.  Mid Penn’s investments include US Treasury, agency and municipal securities that derive fair values relative to investments of the same type with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of existing securities will change.  This difference in value, or unrealized gain, amounted to $2,371,000 as of December 31, 2015.  A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no loss to the Bank.

For additional information with respect to Mid Penn’s business activities, see Part II, Item 7 of this report, which is incorporated herein by reference.

Sources of Funds

The Bank primarily uses deposits and borrowings to finance lending and investment activities.  Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and overnight borrowings from the Bank’s correspondent banks.  All borrowings, except for lines of credit with the Bank’s correspondent banks, require collateral in the form of loans or securities.  Collateral levels, therefore, limit borrowings and the available lines of credit extended by the Bank’s creditors.  As a result, deposits remain critical to the future funding and growth of the business.  Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies.  This competition may require financial institutions to adjust their product offerings and pricing to adequately grow deposits.

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

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank.  Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities and the FDIC.  The insurance activities of Mid Penn Insurance Services, LLC were subject to regulations by the insurance departments of the various states in which it conducts business including principally the Pennsylvania Department of Insurance.  The descriptions below of, and references to, applicable statutes and regulations are not intended to be complete descriptions of these provisions or their effects on Mid Penn or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

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

Capital Requirements

Under risk-based capital requirements for bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent.  Through December 31, 2015, at least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital” and together with Tier 2 Capital, “Total Capital”).  The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).

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

In January 2015, the Federal Reserve raised the asset size threshold for determining the applicability of its Small Bank Holding Company Policy Statement, as required by recent federal legislation adopted in December 2014, from $500 million to $1 billion and, so long as certain qualitative factors are met, to be regulated under such policy, which allows simplified reporting requirements and less stringent capital standards that reflect the traditional banking services provided by such smaller banks.

The Bank is subject to similar capital requirements adopted by the FDIC. The FDIC has not advised the Bank of any specific minimum leverage ratios.

MID PENN BANCORP, INC.

The capital ratios of Mid Penn and the Bank are described in Note 18 to Mid Penn’s Consolidated Financial Statements, which are included herein.

Banking regulators continue to indicate their desire to further develop capital requirements applicable to banking organizations.  Changes to capital requirements could materially affect the profitability of Mid Penn or the fair value of Mid Penn stock.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The phase-in period for community banking organizations began January 1, 2015.  The final rules called for the following minimum capital requirements (which include the impact of the capital conservation buffer effective January 1, 2016):

	Effective January 1,
	2015	2016
Common equity tier 1 capital to risk-weighted assets	4.5%	5.125%
Tier 1 capital to risk-weighted assets	6.0%	6.625%
Total capital to risk-weighted assets	8.0%	8.625%
Leverage ratio	4.0%	4.0%

In addition, the final rules establishes a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations.  If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it will be subject to certain restrictions on capital distributions and discretionary bonus payments.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 at the 0.625% level.  Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter).

The final rules allow community banks to make a one-time election not to include the additional components of accumulated other comprehensive income (“AOCI”) in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital.  Mid Penn made the election not to include the additional components of AOCI in regulatory capital.

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

Mid Penn has assessed the impact of these changes on the regulatory ratios of Mid Penn and the Bank on the capital, operations, liquidity and earnings of Mid Penn and the Bank, and concluded that the new rules will not have a material negative effect on Mid Penn’s financial condition.

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

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Act, the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity.   As the asset base of the banking industry is larger than the deposit base, the range of assessment rates is a low of 2.5 basis points and a high of 45 basis points, per $100 of assets.

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

Consumer Protection Laws

A number of laws govern the relationship between the Bank and its customers.  For example, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively.  Anti-

MID PENN BANCORP, INC.

tying restrictions (which prohibit conditioning the availability or terms of credit on the purchase of another banking product) further restrict the Bank’s relationships with its customers.

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

MID PENN BANCORP, INC.

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law.  The JOBS Act is aimed at facilitating capital raising by smaller companies, banks, and bank holding companies by implementing the following changes:

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

Dodd-Frank Act

The Dodd-Frank Act, which became law in July 2010, significantly changed regulation of financial institutions and the financial services industry, including:  creating a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation; centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will be responsible for implementing, examining and enforcing compliance with federal consumer financial laws; permanently raising the current standard maximum deposit insurance amount to $250,000; establishing strengthened capital standards for banks, and disallowing certain trust preferred securities from qualifying as Tier 1 capital (subject to certain grandfather provisions for existing trust preferred securities); establishing new minimum mortgage underwriting standards; granting the Federal Reserve the power to regulate debit card interchange fees; and implementing corporate governance changes.

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

MID PENN BANCORP, INC.

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

Available Information

Mid Penn’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on NASDAQ under the trading symbol MPB.  Mid Penn is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the Securities and Exchange Commission.  The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Mid Penn is an electronic filer with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is www.sec.gov.

Mid Penn’s headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061, and its telephone number is 1-866-642-7736.  Mid Penn’s website is midpennbank.com.  Mid Penn makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after filing with the Securities and Exchange Commission.  Mid Penn has adopted a Code of Ethics that applies to all employees.  This document is also available on Mid Penn’s website.  The information included on our website is not a part of this document.

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

MID PENN BANCORP, INC.

Mid Penn is subject to lending risk

As of December 31, 2015, approximately 70.0% of Mid Penn’s loan portfolio consisted of commercial and industrial, construction and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because Mid Penn’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

The Basel III capital requirements will require us to maintain higher levels of capital, which could reduce our profitability

Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital.  Although the new capital requirements are phased in through January 1, 2019, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital.  The direction of the Basel III implementation activities or other regulatory viewpoints could require additional capital to support our business risk profile prior to final implementation of the Basel III standards.  Mid Penn may be required to maintain higher levels of capital than historically maintained, thus potentially reducing opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to Mid Penn and adversely impact our financial condition and results of operations.

MID PENN BANCORP, INC.

If Mid Penn’s information systems are interrupted or sustain a breach in security, those events may negatively affect Mid Penn’s financial performance and reputation

In conducting its business, Mid Penn relies heavily on its information systems.  Maintaining and protecting those systems is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems, whether due to acts or omissions by Mid Penn or by a third party, and whether intentional or not.  Any such failure, interruption, or breach could result in failures or disruptions in Mid Penn’s customer relationship management, general ledger, deposit, loan, and other systems.  A breach of Mid Penn’s information security may result from fraudulent activity committed against Mid Penn or its clients, resulting in financial loss to Mid Penn or its clients, or privacy breaches against Mid Penn’s clients.  Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering or other deceptive acts.  The policies, procedures, and technical safeguards put in place by Mid Penn to prevent or limit the effect of any failure, interruption, or security breach of its information systems may be insufficient to prevent or remedy the effects of any such occurrences.  The occurrence of any failures, interruptions, or security breaches of Mid Penn’s information systems could damage Mid Penn’s reputation, cause Mid Penn to incur additional expenses, result in online services or other businesses becoming inoperable, subject Mid Penn to regulatory sanctions or additional regulatory scrutiny, or expose Mid Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

Mid Penn’s ability to pay dividends on its common stock and principal and interest on its subordinated notes depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

Mid Penn is a bank holding company and its operations are conducted by its subsidiaries.  Its ability to pay dividends on its common stock and subordinated notes, depends on its receipt of dividends from the Bank.  Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits, and retained earnings, imposed by the various banking regulatory agencies.  The ability of the Bank to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.  There is no assurance that Mid Penn’s subsidiaries will be able to pay dividends in the future or that Mid Penn will generate adequate cash flow to pay dividends in the future.  Federal Reserve policy, which applies to Mid Penn as a registered bank holding company, also provides that dividends by bank holding companies should generally be paid out of current earnings looking back over a one-year period.  Mid Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

The 5.15% interest rate on our subordinated notes will remain fixed at this level until December 2020, when it will float to prime plus 0.50%

The per annum interest rate our subordinated notes is fixed at 5.15% until December 2020, when it will float at the Wall Street Journal’s prime rate plus 0.50%, provided that the interest rate applicable will at no times be less than 4.0%.  Depending on Mid Penn’s financial condition at the time, an increase in the interest rate could have a material negative effect on its liquidity and results of operations.

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

MID PENN BANCORP, INC.

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

The soundness of other financial institutions may adversely affect Mid Penn

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  Mid Penn has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose Mid Penn to credit risk in the event of a default by a counterparty or client.  In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn.  Any such losses could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

Future credit downgrades of the United States Government due to issues relating to debt and the deficit may adversely affect Mid Penn

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

MID PENN BANCORP, INC.

ITEM 2.    PROPERTIES

With the exception of the Market Square Office, Derry Street Loan Operations Center,  Front Street Administrative Office, Simpson Ferry Office, Elizabethtown Office, Frackville Office, Hazleton Office, Rockwood Center, and the Halifax ATM,  the Bank owns the properties listed below, as well as certain parking facilities related to its banking offices, all of which are free and clear of any lien.  The Bank’s main office and all branch offices are located in Pennsylvania.  All of these properties are in good condition and are deemed by management to be adequate for the Bank’s purposes.  The table below sets forth the location of each of the Bank’s properties at December 31, 2015.

Property Location	Description of Property	Property Location	Description of Property

Millersburg Office		Middletown Office
349 Union Street	Main Office &	1100 Spring Garden Drive	Branch Office
Millersburg, PA 17061	Branch Office	Middletown, PA 17057

Elizabethville Office		Steelton Office
4642 State Route 209	Branch Office	51 South Front Street	Branch Office
Elizabethville, PA 17023		Steelton, PA 17113

Dalmatia Office		Camp Hill Office
132 School House Road	Branch Office	2101 Market Street	Branch Office
Dalmatia, PA 17017		Camp Hill, PA 17011

Tower City Office		Elizabethtown Office
545 East Grand Avenue	Branch Office	2305 South Market Street	Branch Office
Tower City, PA 17980		Elizabethtown, PA 17022

Simpson Ferry Road Office		Minersville Office
5288 Simpson Ferry Road	Branch Office	Route 901 Pottsville/Minersville Hwy.	Branch Office
Mechanicsburg, PA 17055		Minersville, PA 17954

Derry Street Office		Frackville Office
4509 Derry Street	Branch Office	504 South Lehigh Avenue	Branch Office
Harrisburg, PA 17111		Frackville, PA 17931

Dauphin Office		Tremont Office
1001 Peters Mountain Road	Branch Office	29 East Main Street	Branch Office
Dauphin, PA 17018		Tremont, PA 17981

Carlisle Pike Office		Hazleton Office
4622 Carlisle Pike	Branch Office	641 State Route 93	Branch Office
Mechanicsburg, PA 17050		Conyngham, PA 18219

Lykens Office		Halifax Operations Center
550 Main Street	Branch Office	894 N. River Road	Operations Center
Lykens, PA 17048		Halifax, PA 17032

Front Street Office		Derry Street Loan Operations Center
2615 North Front Street	Branch Office	4099 Derry Street	Operations Center
Harrisburg, PA 17110		Harrisburg, PA 17111

Allentown Boulevard Office		Front Street Administrative Office
5500 Allentown Boulevard	Branch Office	4311 North Front Street, Ste. 101	Administrative Office
Harrisburg, PA 17112		Harrisburg, PA 17110

Market Square Office		Rockwood Center
17 N. Second Street	Branch Office	1504 Route 61 South	Administrative Office
Harrisburg, PA 17101		Pottsville, PA 17901

Gordon ATM		Halifax ATM
300 Hobart Street	ATM Only	3777 Peters Mountain Road	ATM Only
Gordon, PA 17936		Halifax, PA 17032

MID PENN BANCORP, INC.

ITEM 3.    LEGAL PROCEEDINGS

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. Mid Penn and the Bank have no proceedings pending other than ordinary, routine litigation occurring in the normal course of business.  In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn, the Bank, or any of its properties.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER     PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on NASDAQ under the symbol MPB.  The following table shows the range of high and low sale prices for the Corporation’s stock and cash dividends paid for the quarters indicated.

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2015	$16.09	$15.35	$0.10
June 30, 2015	16.50	15.24	0.10
September 30, 2015	16.94	15.32	0.12
December 31, 2015	17.00	15.60	0.12

March 31, 2014	$14.97	$13.25	$0.05
June 30, 2014	16.00	14.00	0.10
September 30, 2014	16.33	15.05	0.10
December 31, 2014	15.95	15.06	0.20

Transfer Agent:  Computershare, Attn: Shareholder Services, P.O. Box 30170, College Station, TX  77842-3170.  Phone:  1-800-368-5948.

Number of Shareholders:  As of February 16, 2016, there were approximately 1,620 shareholders of record of Mid Penn’s common stock.

Dividends:  Cash dividends of $0.44 were paid in 2015, while $0.45 was paid in 2014, and $0.25 in 2013.   The declaration of cash dividends on Mid Penn’s common stock is at the discretion of its Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn is expected to be held at 10:00 a.m. on Tuesday, May 3, 2016, at 31 Bunker Hill Road, Halifax, PA  17032.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Mid Penn Bancorp, Inc.	100.00	102.95	156.74	205.02	228.85	243.52
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
Mid-Atlantic Custom Peer Group*	100.00	98.67	114.76	134.66	144.73	154.25

*Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Source : SNL Financial LC, Charlottesville, VA
© 2016
www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is attached to this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.    SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)
	2015	2014	2013	2012	2011
INCOME:
Total Interest Income	$36,490	$30,627	$28,983	$30,366	$31,545
Total Interest Expense	4,607	4,427	5,057	7,125	9,522
Net Interest Income	31,883	26,200	23,926	23,241	22,023
Provision for Loan and Lease Losses	1,065	1,617	1,685	1,036	1,205
Noninterest Income	4,087	3,248	3,290	3,683	2,996
Noninterest Expense	26,733	20,668	19,391	19,693	18,048
Income Before Provision for Income Taxes	8,172	7,163	6,140	6,195	5,766
Provision for Income Taxes	1,644	1,462	1,201	1,244	1,223
Net Income	6,528	5,701	4,939	4,951	4,543
Series A Preferred Stock Dividends and Discount Accretion	-	-	14	514	514
Series B Preferred Stock Dividends and Redemption Premium	473	350	309	-	-
Series C Preferred Stock Dividends	17	-	-	-	-
Net Income Available to Common Shareholders	6,038	5,351	4,616	4,437	4,029

COMMON STOCK DATA PER SHARE:
Earnings Per Common Share (Basic)	$1.47	$1.53	$1.32	$1.27	$1.16
Earnings Per Common Share (Fully Diluted)	1.47	1.53	1.32	1.27	1.16
Cash Dividends	0.44	0.45	0.25	0.25	0.20
Book Value Per Common Share	16.58	15.48	13.71	13.57	12.47

AVERAGE SHARES OUTSTANDING (BASIC):	4,106,548	3,495,705	3,491,653	3,486,543	3,481,414
AVERAGE SHARES OUTSTANDING (FULLY DILUTED):	4,106,548	3,495,705	3,491,653	3,486,543	3,481,414

AT YEAR-END:
Available For Sale Investment Securities	$135,721	$141,634	$122,803	$154,295	$159,043
Loans and Leases, Net of Unearned Interest	739,191	571,533	546,462	484,220	482,717
Allowance for Loan and Lease Losses	6,168	6,716	6,317	5,509	6,772
Total Assets	931,724	755,657	713,125	705,200	715,383
Total Deposits	777,043	637,922	608,130	625,461	634,055
Short-term Borrowings	31,596	578	23,833	-	-
Long-term Debt	40,305	52,961	23,145	22,510	22,701
Subordinated Debt	7,500	-	-	-	-
Shareholders' Equity	70,068	59,130	52,916	52,220	53,452

RATIOS:
Return on Average Assets	0.74%	0.78%	0.71%	0.69%	0.66%
Return on Average Shareholders' Equity	9.16%	9.95%	9.37%	8.78%	8.96%
Cash Dividend Payout Ratio	29.93%	29.41%	18.94%	19.69%	17.24%
Allowance for Loan and Lease Losses to Loans and Leases	0.83%	1.18%	1.16%	1.14%	1.40%
Average Shareholders' Equity to Average Assets	8.06%	7.80%	7.56%	7.98%	7.37%

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of future economic conditions on Mid Penn and its customers;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•	the continued failure of the Commonwealth of Pennsylvania to pass its 2015-2016 budget;
•	an increase in the Pennsylvania Bank Shares Tax to which Mid Penn Bank’s capital stock is currently subject, or imposition of any additional taxes on the capital stock of Mid Penn or Mid Penn Bank;
•	impacts of the capital and liquidity requirements imposed by Basel III standards and other regulatory pronouncements, regulations and rules;
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

•	our ability to attract and retain qualified management and personnel;
•	results of the regulator examination and supervision process;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	acts of war or terrorism;
•	our ability to maintain compliance with the exchange rules of NASDAQ;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	disruptions due to flooding, severe weather, or other natural disasters of Acts of God;
•	volatilities in the securities markets; and
•	slow economic conditions.

All written or oral forward-looking statements attributable to Mid Penn are expressly qualified in their entirety by these cautionary statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report.  The comparability of the financial condition of Mid Penn as of December 31, 2015 compared to December 31, 2014, and the results of operations for the year ended 2015 compared to 2014 and 2013, in general, have been impacted by the acquisition of Phoenix on March 1, 2015.  The assets and liabilities of Phoenix were recorded on the consolidated balance sheet at their established fair value as of March 1, 2015, and their results of operations have been included in the consolidated income statement since that date.

Mid Penn is not aware of any known trends, events, uncertainties or of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on Mid Penn’s liquidity, capital resources, or operations.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

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

Management of the Corporation considers the accounting judgments relating to the allowance for loan and lease losses, the evaluation of the Corporation’s investment securities for other-than-temporary impairment, the valuation of the Corporation’s goodwill for impairment, and the valuation of assets acquired and liabilities assumed in business combinations,  to be the accounting areas that require the most subjective and complex judgments.

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

Goodwill recorded in connection with acquisitions is tested annually for impairment.  If certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.

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

Financial Summary

The comparability of the financial condition and results of operations as of, and for the years ended 2015 and 2014, in general, have been impacted by the acquisition of Phoenix.  The consolidated earnings of Mid Penn are derived primarily from the operations of its wholly owned subsidiary, Mid Penn Bank.

2015 versus 2014

Mid Penn’s net income available to common shareholders of $6,038,000 for the year 2015 reflects an increase of $687,000, or 12.8%, over the $5,351,000 for the year 2014.  This represents net income in 2015 of $1.47  per common share compared to $1.53 per common share in 2014.

Total assets of Mid Penn grew $176,067,000, or 23.3%, in 2015 to close the year at $931,724,000, compared to $755,657,000 at the end of 2014.  This increase was impacted by the inclusion of Phoenix’s assets on Mid Penn’s balance sheet, as well as growth in the loan portfolio, which increased $167,658,000, or 29.3%, to $739,191,000.  Loans attributable to Phoenix included in the growth of the loan portfolio were $91,655,000.

Total deposits increased $139,121,000, or 21.8%, from $637,922,000 at the end of 2014 to $777,043,000 at December 31, 2015.  Over the last twelve months, all deposit categories increased, mainly due to the inclusion of Phoenix’s deposits, but also due to strong cash management and retail efforts.    Long-term debt decreased by $12,656,000, or 23.9%, to $40,305,000 by the end of 2015.  Mid Penn increased its short-term borrowing position by $31,018,000 to $31,596,000 at the end of 2015 as a low-cost funding source to fund the increased loan demand and to replace the long-term debt that matured in 2015.

Mid Penn’s return on average shareholders’ equity, (“ROE”), a widely recognized performance indicator in the financial industry, was 9.30% in 2015 and 9.95% in 2014.  Return on average assets (“ROA”), another performance indicator, was 0.74% in 2015  and 0.78% in 2014.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Performance in 2015 was influenced by the March 1, 2015 acquisition of Phoenix, which resulted in increased earning assets and shareholders’ equity, as well as an improved cost of funds.  Mid Penn also had improvement in nonperforming loans and consistent management of controllable expenses throughout 2015.

Net interest margin improved to 4.03% in 2015 from 3.99% in 2014.  This improvement was driven by a decrease in the rate on supporting liabilities to 0.64% in 2015 from 0.71% in 2014, which allowed the average interest spread to increase to 3.94% from 3.91% in 2014.  Net interest income on a tax equivalent basis increased to $33,806,000 in 2015 from $27,968,000 in 2014.  Included in the net interest income increase for the year ended December 31, 2015 is $558,000 in income from the successful resolution of six legacy Phoenix loans acquired with credit deterioration.  The income was the result of recognizing the remaining accretable and nonaccretable discounts on these loans.  Further discussion of net interest margin can be found in the Net Interest Income section below.

Total nonperforming assets decreased $5,445,000 from $11,507,000 in 2014 to $6,062,000 at the end of 2015.  Decreasing nonaccrual loans were the leading source of improvement in nonperforming assets.  Two nonaccrual troubled debt restructured loans to unrelated borrowers that totaled 4,680,000 at December 31, 2014, were resolved in 2015 further aiding in the reduction in nonperforming assets.  Further discussion of these components can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

Net charge-offs increased to $1,613,000 in 2015 from $1,218,000 during 2014.  Gross charge-offs increased  $456,000 from $1,328,000 in 2014 to $1,784,000 in 2015 mainly due to the impact of two large charge-offs to unrelated borrowers in 2015 totaling $1,461,000.  Mid Penn decreased the provision for loan and lease losses from $1,617,000 in 2014 to $1,065,000 in 2015.  This was largely driven by decreasing balances of nonperforming assets within the portfolio.  Further discussion of these issues can be found in the Provision for Loan and Lease Losses section below.

Mid Penn’s tier one capital (to risk weighted assets) of $64,089,000, or 9.1%, and total capital (to risk weighted assets) of $77,852,000, or 11.0%, at December 31, 2015, are above the regulatory requirements.  Tier one capital consists primarily of Mid Penn’s shareholders' equity. Total capital also includes Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

2014 versus 2013

Mid Penn’s net income available to common shareholders of $5,351,000 for the year 2014 reflects an increase of $735,000, or 15.9%, over the $4,616,000 for the year 2013.  This represents net income in 2014 of $1.53 per common share compared to $1.32 per common share in 2013.

Net income available to common shareholders for both the fourth quarter and year of 2014 was impacted by $573,000 in merger and acquisition expenses incurred in conjunction with the acquisition of Phoenix.  Excluding these charges and the corresponding tax impact, net income available to common shareholders for the twelve months ended December 31, 2014 would have been $5,760,000, an increase of $1,144,000, or 24.8%, over the twelve months ended December 31, 2013.

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

Mid Penn’s ROE was 9.95% in 2014 and 9.37% in 2013.  ROA was 0.78% in 2014 and 0.71% in 2013.

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

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

Mid Penn’s tier one capital (to risk weighted assets) of $56,560,000, or 10.1%, and total capital (to risk weighted assets) of $63,336,000, or 11.4%, at December 31, 2014, was above the regulatory requirements.

Net Interest Income

Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income and interest expense.  Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

(Dollars in thousands)	Income and Rates on a Taxable Equivalent Basis for Years Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rates	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS:
Interest Bearing Balances	$6,377	$44	0.69%	$6,839	$41	0.60%	$14,818	$109	0.74%
Investment Securities:
Taxable	67,382	1,604	2.38%	62,214	1,501	2.41%	68,524	617	0.90%
Tax-Exempt	69,996	3,031	4.33%	74,508	3,303	4.43%	66,147	2,911	4.40%
Total Securities	137,378			136,722			134,671
Federal Funds Sold	535	2	0.37%	30	-	0.00%	3,580	11	0.31%
Loans and Leases, Net	689,870	33,483	4.85%	554,970	27,427	4.94%	508,638	26,639	5.24%
Restricted Investment
in Bank Stocks	3,751	249	6.64%	3,063	123	4.02%	2,545	20	0.79%
Total Earning Assets	837,911	38,413	4.58%	701,624	32,395	4.62%	664,252	30,307	4.56%
Cash and Due from Banks	13,263			8,460			8,156
Other Assets	32,754			24,152			25,472
Total Assets	$883,928			$734,236			$697,880
LIABILITIES &
SHAREHOLDERS' EQUITY:
Interest Bearing Deposits:
NOW	$238,141	804	0.34%	$216,656	777	0.36%	$182,118	659	0.36%
Money Market	208,693	1,122	0.54%	201,281	1,088	0.54%	202,393	1,194	0.59%
Savings	52,895	31	0.06%	30,953	16	0.05%	29,597	15	0.05%
Time	154,335	1,932	1.25%	127,071	1,971	1.55%	148,863	2,568	1.73%
Short-term Borrowings	13,184	47	0.36%	14,813	55	0.37%	10,533	26	0.25%
Long-term Debt	51,267	671	1.31%	30,889	520	1.68%	16,268	595	3.66%
Total Interest
Bearing Liabilities	718,515	4,607	0.64%	621,663	4,427	0.71%	589,772	5,057	0.86%
Demand Deposits	87,474			49,814			49,318
Other Liabilities	6,691			5,491			6,051
Shareholders' Equity	71,248			57,268			52,739
Total Liabilities and
Shareholders' Equity	$883,928			$734,236			$697,880
Net Interest Income		$33,806			$27,968			$25,250

Net Yield on Interest Earning Assets:
Total Yield on Earning Assets			4.58%			4.62%			4.56%
Rate on Supporting Liabilities			0.64%			0.71%			0.86%
Average Interest Spread			3.94%			3.91%			3.70%
Net Interest Margin			4.03%			3.99%			3.80%

Interest and average rates are presented on a fully taxable equivalent basis, using an effective tax rate of 34%.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.

Loan fees of $666,000, $749,000, and $1,020,000 are included with interest income in Table 1 for the years 2015, 2014 and 2013, respectively.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

(Dollars in thousands)	2015 Compared to 2014			2014 Compared to 2013
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:

Taxable Equivalent Basis	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(3)	$6	$3	$(59)	$(9)	$(68)
Investment Securities:
Taxable	125	(22)	103	(57)	941	884
Tax-Exempt	(200)	(72)	(272)	368	24	392
Total Investment Securities	(75)	(94)	(169)	311	965	1,276

Federal Funds Sold	-	2	2	(11)	-	(11)
Loans and Leases, Net	6,667	(611)	6,056	2,427	(1,639)	788
Restricted Investment Bank Stocks	28	98	126	4	99	103
Total Interest Income	6,617	(599)	6,018	2,672	(584)	2,088

INTEREST EXPENSE:
Interest Bearing Deposits:
NOW	77	(50)	27	125	(7)	118
Money Market	41	(7)	34	(6)	(100)	(106)
Savings	-	15	15	-	1	1
Time	422	(461)	(39)	(376)	(221)	(597)
Total Interest Bearing Deposits	540	(503)	37	(257)	(327)	(584)

Short-term Borrowings	(6)	(2)	(8)	11	18	29
Long-term Debt	343	(192)	151	535	(610)	(75)
Total Interest Expense	877	(697)	180	289	(919)	(630)

NET INTEREST INCOME	$5,740	$98	$5,838	$2,383	$335	$2,718

The effect of changing volume and rate has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

During 2015, taxable equivalent net interest income increased $5,838,000, or 20.9%, as compared to an increase of $2,718,000, or 10.8%, in 2014.  The average balances, effective interest differential, and interest yields for the years ended December 31, 2015, 2014, and 2013 and the components of net interest income, are presented in Table 1.  A comparative presentation of the changes in net interest income for 2015 compared to 2014, and 2014 compared to 2013, is provided in Table 2.  This analysis indicates the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets decreased to 4.58% in 2015 from 4.62% in 2014.  The yield on earning assets for 2013 was 4.56%.  The decline in the yield on earning assets in 2015 was softened by the increase in loan volume.  The increased volume helped mask the decline in the average rate, which decreased from 4.94% in 2014 to 4.85% in 2015.  The average “prime rate” for 2015, 2014, and 2013 was 3.25%.  The average rates on investment securities also declined from 2014 to 2015.  Taxable investments decreased from 2.41% to 2.38% and tax-exempt investments decreased from 4.43% to 4.33%.  This decline in rate was the result of matured and called municipal bonds being reinvested at current market rates.

Interest expense increased by $180,000, or 4.1%, in 2015 as compared to a decrease of $630,000, or 12.5%, in 2014.  The cost of interest bearing liabilities decreased to 0.64% in 2015 from 0.71% in 2014.  The cost of interest bearing liabilities for 2013 was 0.86%.  While the continued low interest rate environment, the addition of Phoenix’s low-cost deposit products, and Mid Penn’s ability to replace higher-cost time deposits with lower-cost demand deposits aided in reducing the cost of interest bearing liabilities in 2015, the increase in the volume of interest bearing liabilities of $96,852,000 at December 31, 2015 compared to the same period in 2014 led to the increase in interest expense.

Included in the net interest income increase for the year ended December 31, 2015 is $558,000 in income from the successful resolution of six legacy Phoenix loans acquired with credit deterioration.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Net interest margin, on a tax equivalent basis was 4.03% in 2015 compared to 3.99% in 2014 and 3.80% in 2013.  The interest rate impact of earning assets and funding sources due to changes in interest rates can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in the simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve.  Management continues to monitor the net interest margin closely.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the risk characteristics of the loan and lease portfolio and shifting collateral values from December 31, 2014 to December 31, 2015.  For the year ended December 31, 2015, the provision for loan and lease losses was $1,065,000, as compared to $1,617,000 for the year ended December 31, 2014.  The allowance for loan and lease losses as a percentage of total loans was 0.83% at December 31, 2015, compared to 1.18% at December 31, 2014 and 1.16% at December 31, 2013.   This ratio was impacted by the inclusion of the Phoenix loan portfolio in the calculation coupled with the elimination of Phoenix’s allowance for loan and lease losses in conformity with GAAP purchase accounting treatment in 2015.

For the year ended December 31, 2015, Mid Penn had net charge-offs of $1,613,000 compared to net charge-offs of $1,218,000 during the year ended December 31, 2014.  Loans charged off during 2015 were comprised of seven commercial real estate loans among six relationships totaling $1,569,000.  Two of these loans to unrelated borrowers comprised $1,461,000 of the total $1,568,000.  In addition, there were charge-offs for five residential real estate loans to unrelated borrowers totaling $35,000, two commercial and industrial loans to one borrower totaling $130,000, and one home equity loan representing $36,000 of the total charged off during 2015.  The remaining $14,000 was comprised of various consumer loans to unrelated borrowers.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Several factors contributed to the decrease in provision expense of $552,000 in 2015 versus 2014.  The first element was the general decline in criticized and classified assets during 2015.  These categories of loans declined $4,221,000, or 20.6% from $20,507,000 at the end 2014 to $16,286,000 at December 31, 2015.  The second element was a decrease in the special mention historical loss factor.  This element of the allowance calculation declined to 2.2% at December 31, 2015 from 4.1% at the end of 2014.  The decline was triggered by a more favorable loss history during the look-back period.  Finally, the level of specific allocations required against impaired loans decreased from $1,634,000 at December 31, 2014 to $503,000 at the end of 2015 due to the resolution of several problem loan relationships.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013	2012	2011
Balance, beginning of year	$6,716	$6,317	$5,509	$6,772	$7,061
Loans and leases charged off:
Commercial real estate, construction
and land development	1,569	1,057	936	499	545
Commercial, industrial and agricultural	130	62	183	834	546
Real estate - residential	35	133	167	195	310
Consumer	50	76	187	860	142
Leases	-	-	-	-	44
Total loans and leases charged off	1,784	1,328	1,473	2,388	1,587

Recoveries on loans and leases previously
charged off:
Commercial real estate, construction
and land development	75	13	286	15	26
Commercial, industrial and agricultural	12	13	193	31	10
Real estate - residential	44	20	23	-	19
Consumer	40	64	92	43	32
Leases	-	-	2	-	6
Total loans and leases recovered	171	110	596	89	93

Net charge-offs	1,613	1,218	877	2,299	1,494
Provision for loan and lease losses	1,065	1,617	1,685	1,036	1,205
Balance, end of year	$6,168	$6,716	$6,317	$5,509	$6,772

	Years ended December 31,
	2015	2014	2013	2012	2011
Ratio of net charge-offs during the year
to average loans and leases outstanding during
the year, net of unearned discount	0.23%	0.22%	0.17%	0.48%	0.31%

Allowance for loan and lease losses as a percentage
of total loans and leases at December 31	0.83%	1.18%	1.16%	1.14%	1.40%

Allowance for loan and lease losses as a percentage
of non-performing assets at December 31	101.75%	58.36%	49.84%	42.05%	50.91%

Noninterest Income

2015 versus 2014

During the twelve months ended December 31, 2015, noninterest income, excluding securities gains of $325,000, increased $682,000, or 22.1%, versus the twelve months ended December 31, 2014, excluding security gains of $168,000.  The twelve months ended December 31, 2015 was positively impacted by the addition of Phoenix to the income stream.  Items of particular note are detailed below.

Income from fiduciary activities for 2015 was $466,000, an $86,000, or 15.6% decrease from $552,000 in 2014.  This is primarily attributable to a change in the commission structure on the sale of third-party mutual funds and annuities to the Bank’s retail and commercial customers.  Assets under management in the areas of Trust and Wealth Management decreased from $46,859,000 at the end of 2014 to $42,891,000 at the end of 2015 and are not a component of Mid Penn’s consolidated balance sheets.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Mid Penn recognized gains on sale of investment securities in 2015 of $325,000 as a result of efforts to better align the portfolio for a rising interest rate environment, up $157,000 from the $168,000 recorded in 2014.

Earnings on bank-owned life insurance increased $68,000, or 33.8%, to $269,000 during 2015 over earnings of $201,000 in 2014.  This increase was from the addition of a pool of employee split-dollar policies acquired in the Phoenix acquisition.

Mortgage banking activity increased $143,000 or 45.7% to $456,000 during 2014 from $313,000 in 2014. Improved real estate activity throughout Mid Penn’s footprint and favorable interest rate conditions have contributed to increasing revenue from this business line.

Mid Penn has experienced significant activity in Small Business Administration (“SBA”) loans during 2015 as more qualified borrowers have taken advantage of Mid Penn’s Preferred Lender status with the SBA.  During 2015, this business activity generated $252,000 in fee income, an increase of $133,000, or 111.8% versus the twelve months ended December 31, 2014.

An increase in Letter of Credit fees of $40,000 in 2015 aided in the increase in other income of $140,000, or 27.3% from 2014.

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

During 2014, Mid Penn began selling the guaranteed portion of SBA loans in the secondary market.  This new business activity generated $119,000 in fee income during the year.

The decline in other income of $72,000, or 12.3% from 2013 can be traced to the recognition in 2013 of a refund of collection costs on a previously troubled loan and a refund of previously paid sales taxes.

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Income from fiduciary activities	$466	$552	$492
Service charges on deposits	690	584	576
Net gain on sales of investment securities	325	168	220
Earnings from cash surrender value of life insurance	269	201	231
Mortgage banking income	456	313	348
ATM debit card interchange income	741	544	508
Merchant services income	235	254	330
Gain on sales of SBA loans	252	119	-
Other income	653	513	585
Total Noninterest Income	$4,087	$3,248	$3,290

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Noninterest Expense

2015 versus 2014

Noninterest expenses increased $6,065,000, or 29.3%, during the twelve months ended December 31, 2015, versus the same period in 2014.  Both periods were impacted by the addition of Phoenix to the expense stream or related merger expenses.  Items of particular note are detailed below.

Salaries and employee benefits increased during the year ended December 31, 2015 by $3,164,000, or 29.1%, versus 2014.  The increase was driven by the addition of the Phoenix employees to Mid Penn’s employee pool, an increase in staffing levels due to Mid Penn’s entry into the Lancaster County and Mechanicsburg markets, and an increase in lending personnel and support staff to augment the expanding reach of Mid Penn.

Occupancy expense increased $634,000 to $1,947,000 in 2015.  In addition to the occupancy expenses from the three leased and three owned properties acquired in the Phoenix transaction, this increase was impacted by the inclusion of rent for the new Corporate Administration offices on North Front Street in Harrisburg, and the new Elizabethtown and Simpson Ferry Road branch offices.

Legal and professional fees increased $72,000, or 14.0% , during the twelve months ended December 31, 2015 compared to the same period in 2014.  This was due to the increase in consultant fees incurred for cyber penetration testing of Mid Penn’s computer network, implementation of Mid Penn’s mobile banking app, routine legal fees generated through the normal conduct of business, and the periodic examination of potential merger and acquisition opportunities as they became available.

Marketing and advertising expense increased $225,000 in 2015 to $533,000 from $308,000 in 2014.  This increase is primarily the result of rebranding efforts in the Phoenix footprint to bring Mid Penn’s style of community banking to the new region.

Equipment, Pennsylvania Bank Shares tax, software licensing, telephone, and other expenses all saw increases related to the inclusion of Phoenix’s normal operating expenses to Mid Penn’s expense stream year-to-date.

Merger and acquisition expenses in connection with the acquisition of Phoenix increased $189,000 to $762,000 in 2015 versus 2014.  All expenses in connection with the merger have been recognized.

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

One-time merger and acquisition expenses of $573,000 in connection with the acquisition of Phoenix were incurred during 2014.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Salaries and employee benefits	$14,043	$10,879	$10,788
Occupancy expense, net	1,947	1,313	1,128
Equipment expense	1,477	1,205	1,299
Pennsylvania Bank Shares tax expense	408	365	464
FDIC Assessment	613	542	486
Legal and professional fees	588	516	705
Director fees and benefits expense	363	377	319
Marketing and advertising expense	533	308	253
Software licensing	1,472	965	947
Telephone expense	569	467	436
Loss (gain) on sale/write-down of foreclosed assets	111	204	(302)
Intangible amortization	88	27	29
Loan collection costs	306	288	214
Merger and acquisition expense	762	573	-
ATM debit card processing expense	334	310	202
Internet banking expense	429	319	252
Meals, travel, and lodging expense	399	273	271
Data processing	346	251	130
Insurance	186	141	129
OREO expense	255	172	290
Investor services	96	72	68
Other expenses	1,408	1,101	1,283
Total Noninterest Expense	$26,733	$20,668	$19,391

Investments

Mid Penn’s investment portfolio is utilized to provide liquidity, collateral, and managed to maximize return within reasonable risk parameters.

Mid Penn’s entire portfolio of investment securities is considered available for sale.  As such, the investments are recorded at fair value. The investments are valued at a market price relative to investments of the same type with similar maturity dates.  As the interest rate environment of these securities changes, the value of securities changes accordingly.

At December 31, 2015, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $1,565,000 (unrealized gain on securities of $2,371,000 less deferred income taxes of $806,000).  At December 31, 2014,  the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $1,625,000 (unrealized gain on securities of $2,462,000 less deferred income taxes of $837,000).  Mid Penn does not have any significant concentrations within its portfolio of investment securities.  Table 6 provides a summary of our available for sale investment securities.

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2015	2014	2013
U.S. Treasury and U.S. government agencies	$26,990	$27,066	$12,834
Mortgage-backed U.S. government agencies	38,804	33,776	39,392
State and political subdivision obligations	66,617	79,171	69,038
Equity securities	3,310	1,621	1,539
	$135,721	$141,634	$122,803

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Maturity and yield information relating to debt securities is shown in Table 7.

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
	One Year	Year thru	Years thru	After Ten
As of December 31, 2015	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	$1,032	$8,779	$17,179	$-	$26,990
Mortgage-backed U.S. government agencies	1,786	31,951	5,067	-	38,804
State and political subdivision obligations	4,319	23,740	35,321	3,237	66,617
Equity securities	-	1,080	990	1,240	3,310
	$7,137	$65,550	$58,557	$4,477	$135,721

		After One	After Five
	One Year	Year thru	Years thru	After Ten
Weighted Average Yields	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	5.17%	3.31%	2.51%	-	2.87%
Mortgage-backed U.S. government agencies	4.32%	3.67%	2.41%	-	3.54%
State and political subdivision obligations	4.56%	5.18%	4.63%	4.69%	4.80%
Equity securities	-	6.38%	4.75%	2.84%	4.57%
	4.59%	4.04%	3.71%	4.18%	3.94%

Loans

At December 31, 2015, loans and leases totaled $739,191,000, a $167,658,000, or 29.3% increase from December 31, 2014.  Along with the addition of $110,363,000 from Phoenix’s loan portfolio, the other main driver of Mid Penn’s loan growth was in the commercial loan area, specifically in commercial and industrial and commercial real estate loans.  Mid Penn has made enhancements to its commercial lending team over the past few years and now has professional lenders who focus their efforts on developing and maintaining complete business relationships.

At December 31, 2015, loans, net of unearned income, represented 83.6% of earning assets as compared to 79.0% on December 31, 2014, and 80.2% on December 31, 2013.

The Bank's loan portfolio is diversified among individuals and small and medium-sized businesses generally located within the Bank's primary market area of eastern Cumberland, Dauphin, northwestern Lancaster, western Luzerne, southern Northumberland, and Schuylkill Counties.  Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved.  Commercial, industrial, and agricultural loans are made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured.  Residential real estate loans are secured by liens on the residential property.  Consumer loans include installment loans, lines of credit and home equity loans.  The Bank has no concentration of credit to any one borrower.  The Bank’s highest concentration of credit is in commercial real estate financings.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate,
construction and land
development	$355,339	48.1	$289,378	50.6	$274,279	50.2	$255,231	52.7	$249,204	51.6
Commercial, industrial
and agricultural	160,988	21.8	120,326	21.0	107,492	19.7	79,228	16.4	78,656	16.3
Real estate - residential	218,947	29.6	159,004	27.8	160,294	29.3	143,243	29.6	146,846	30.4
Consumer	4,204	0.5	3,018	0.6	4,646	0.8	6,770	1.4	8,327	1.7
Total Loans	739,478	100.0	571,726	100.0	546,711	100.0	484,472	100.0	483,033	100.0
Unearned income	(287)		(193)		(249)		(252)		(316)
Loans net of unearned
discount	739,191		571,533		546,462		484,220		482,717
Allowance for loan and
lease losses	(6,168)		(6,716)		(6,317)		(5,509)		(6,772)
Net loans	$733,023		$564,817		$540,145		$478,711		$475,945

Mid Penn’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
As of December 31, 2015	One Year	Year thru	After Five
	and Less	Five Years	Years	Total
Commercial real estate, construction
and land development	$28,885	$33,042	$293,412	$355,339
Commercial, industrial and
agricultural	9,290	38,365	113,854	161,509
Real estate - residential mortgages	5,572	19,311	194,064	218,947
Consumer	111	1,145	2,140	3,396
	$43,858	$91,863	$603,470	$739,191

Rate Sensitivity
Predetermined rate	$20,552	$50,121	$131,696	$202,369
Floating or adjustable rate	23,306	41,742	471,774	536,822
	$43,858	$91,863	$603,470	$739,191

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

Other than as described herein, Mid Penn does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Further, based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn continues to monitor the financial strength of these borrowers constantly and does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components, or perform commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
Nonperforming Assets:
Nonaccrual loans	$4,418	$8,907	$10,877	$11,831	$11,800
Accruing troubled debt restructured loans	459	2,035	833	426	571
Total nonperforming loans	4,877	10,942	11,710	12,257	12,371

Foreclosed real estate	1,185	565	965	843	931
Total nonperforming assets	6,062	11,507	12,675	13,100	13,302

Accruing loans 90 days or more past due	55	-	-	-	-
Total risk elements	$6,117	$11,507	$12,675	$13,100	$13,302

Nonperforming loans as a % of total
loans outstanding	0.66%	1.91%	2.14%	2.53%	2.56%
Nonperforming assets as a % of total
loans outstanding and other real estate	0.82%	2.01%	2.32%	2.71%	2.76%
Ratio of allowance for loan losses
to nonperforming loans	126.46%	61.37%	53.94%	44.95%	54.74%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan.  Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  During 2015, nonperforming loans declined $6,065,000 from $10,942,000 at December 31, 2014.  Decreasing nonaccrual loans were the leading source of improvement in nonperforming assets.  Two nonaccrual troubled debt restructured loans to unrelated borrowers that totaled $4,680,000 at December 31, 2014, were charged off in 2015 aiding in the reduction in nonperforming assets.  The remaining improvement has primarily been the result of well-structured workout plans.

Mid Penn’s troubled debt restructured loans at December 31, 2015 totaled $2,805,000, of which, $459,000 were accruing loans in compliance with the terms of the modification.  $2,346,000 of the troubled debt restructured loans are included in nonaccrual loans.  As a result of the evaluation, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  Further discussion of troubled debt restructured loans can be found in Note 8 to Mid Penn’s Consolidated Financial Statements, which are included in Item 8.  As of December 31, 2015, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

The following table provides additional analysis of partially charged off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)
	December 31, 2015	December 31, 2014
Period ending total loans outstanding (net of unearned income)	$739,191	$571,533
Allowance for loan and lease losses	6,168	6,716
Total Nonperforming loans	4,877	10,942
Nonperforming and impaired loans with partial charge-offs	1,869	2,441

Ratio of nonperforming loans with partial charge-offs
to total loans	0.25%	0.43%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	38.32%	22.31%

Coverage ratio net of nonperforming loans with
partial charge-offs	205.05%	79.00%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.84%	1.18%

Mid Penn has not experienced any additional charge-offs on loans for which a partial charge-off had originally been taken.

Mid Penn considers a commercial loan or commercial real estate loan to be impaired when it becomes 90 days or more past due and not in the process of collection.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time, the loan would likely be considered collateral dependent as the discounted cash flow (“DCF”) method would indicates no operating income is available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variation in value.  A specific allocation of allowance is made for any anticipated collateral shortfall.  The balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Consumer loans are recommended for charge-off after reaching delinquency of 90 days and the loan is not in the process of collection.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

As noted above, Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans.  The balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In addition, Mid Penn takes a preemptive step when any commercial loan or commercial real estate loan becomes classified under its internal classification system.  A preliminary collateral evaluation in accordance with the guidance on impaired loans is prepared using the existing collateral information in the loan file.  This process allows Mid Penn to review both the credit and documentation files to determine the status of the information needed to make a collateral evaluation.  This collateral evaluation is preliminary but allows Mid Penn to determine if any potential collateral shortfalls exist.

Larger groups of small-balance loans, such as residential mortgages and consumer installment loans are collectively evaluated for impairment.  Accordingly, individual consumer and residential loans are not separately identified for impairment disclosures unless such loans are the subject of a restructuring agreement.

Mid Penn’s rating system assumes any loans classified as substandard nonaccrual to be impaired, and most of these loans are considered collateral dependent; therefore, most of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate as soon as practically possible of the credit being classified as substandard non-accrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until such time Mid Penn is in receipt of the updated valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

In some instances Mid Penn is not holding real estate as collateral and is relying on business assets (personal property) for repayment.  In these circumstances a collateral inspection is performed by Mid Penn personnel to determine an estimated value.  The value is based on net book value, as provided by the financial statements, and discounted accordingly based on determinations made by management.  Occasionally, Mid Penn will employ an outside service to provide a fair estimate of value based on auction or private sales.  Management reviews the estimates of these third parties and discounts them accordingly based on management’s judgment, if deemed necessary.

For impaired loans with no valuation allowance required, Mid Penn’s practice of obtaining independent third party market valuations on the subject property as soon as practically possible of being placed on nonaccrual status sometimes indicates that the loan to value ratio is sufficient to obviate the need for a specific allocation in spite of significant deterioration in real estate values in Mid Penn’s primary market area.  These circumstances are determined on a case by case analysis of the impaired loans.

Mid Penn actively monitors the values of collateral on impaired loans.  This monitoring may require the modification of collateral values over time or changing circumstances by some factor, either positive or negative, from the original values.  All collateral values will be assessed by management at least every 12 months for possible revaluation by an independent third party.

Excluding $1,331,000 in loans acquired with credit deterioration, of which none were subsequently impaired after being acquired as of December 31, 2015,  Mid Penn had several loan relationships, with an aggregate carrying balance of $4,573,000, deemed impaired.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $2,092,000 for which specific allocations totaling $503,000 were included within the loan loss reserve for these loans.  The remaining $2,481,000 of loans required no specific allocation within the loan loss reserve.  The $4,573,000 pool of impaired loan relationships was comprised of $2,970,000 in commercial real estate relationships, $1,361,000 in residential relationships, $127,000 in commercial and industrial relationships, and $115,000 in home equity relationships.  There were specific allocations of $429,000 against the commercial real estate relationships.  $272,000 of this total was between two unrelated relationships.  There was also $51,000 against the commercial and industrial relationships and $23,000 against the residential mortgage relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships

The allowance for loan losses is a reserve established in the form of a provision expense for loan and lease losses and is reduced by loan charge-offs net of recoveries.  In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risk on a monthly basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan and lease losses to the Board of Directors, indicating any changes in the allowance since the last review.  In making the evaluation, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan and lease losses an integral part of the examination process.  As part of the examination process, federal or state regulatory agencies may require Mid Penn to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

In addition, a portion of the allowance is established for losses inherent in the loan and lease portfolio which have not been identified by the quantitative processes described above.  This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in historical loss experience.  These factors include:

•

changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•	changes in the value of underlying collateral for collateral-dependent loans;
•	changes in the experience, ability, and depth of lending management and other relevant staff;
•	changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•	changes in the quality of the institution's loan review system;
•	changes in the nature and volume of the portfolio and in the terms of loans;
•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution's existing portfolio; and
•	the existence and effect of any concentrations of credit and changes in the level of such concentrations.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,168,000 as of December 31, 2015 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2015	2014	2013	2012	2011
Commercial real estate, construction
and land development	$3,705	$3,958	$4,015	$3,122	$3,567
Commercial, industrial and agricultural	1,394	1,395	1,187	1,299	2,276
Real estate - residential	534	450	581	635	362
Consumer	329	688	513	444	424
Unallocated	206	225	21	9	143
	$6,168	$6,716	$6,317	$5,509	$6,772

The growth in the loan portfolio during 2015, countered by the resolution of several problem loan relationships with specific allocation requirements, a 20.6% decline in criticized and classified assets, as well as decreases in the historical loss factor in the special mention portion of the portfolio, necessitated a smaller allowance in 2015.  See also the discussion in the Provision for Loan and Lease Losses section.

The allowance for loan and lease losses at December 31, 2015 was $6,168,000, or 0.83%, of total loans less unearned discount as compared to $6,716,000, or 1.18%, at December 31, 2014, and $6,317,000, or 1.16%, at December 31, 2013.  This ratio was impacted by the inclusion of the Phoenix loan portfolio in the calculation coupled with the elimination of Phoenix’s allowance for loan and lease losses in conformity with GAAP purchase accounting treatment in 2015.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are deposits.  Total deposits at December 31, 2015 increased by $139,121,000, or 21.8%, over December 31, 2014, which increased by $29,792,000, or 4.9%, over December 31, 2013.  During 2015, all deposit categories increased, mainly due to the inclusion of Phoenix’s deposits, but also due to strong cash management and retail efforts.  Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2015, 2014, and 2013 are presented in Table 13.

Average short-term borrowings for 2015 were $13,184,000 as compared to $14,813,000 in 2014.  These borrowings consisted of federal funds purchased.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

At December 31, 2015, the Bank had $11,168,000 in brokered deposits, an increase of $6,706,000, or 150.3%, over December 31, 2014, which increased by $1,712,000, or 62.3%, over the same period in 2013.  The increase in brokered deposits in 2015 was mainly due to the brokered certificates of deposits Mid Penn acquired from Phoenix, which totaled $6,221,000 at December 31, 2015.

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	Years Ended December 31,
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$87,474	0.00%	$49,814	0.00%	$49,318	0.00%
Interest-bearing demand deposits	238,141	0.34%	216,656	0.36%	182,118	0.36%
Money market	208,693	0.54%	201,281	0.54%	202,393	0.59%
Savings	52,895	0.06%	30,953	0.05%	29,597	0.05%
Time	154,335	1.25%	127,071	1.55%	148,863	1.73%
	$741,538	0.53%	$625,775	0.62%	$612,289	0.72%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2015	2014	2013
Three months or less	$8,986	$4,506	$4,745
Over three months to twelve months	17,807	21,308	16,953
Over twelve months	37,233	22,604	24,230
	$64,026	$48,418	$45,928

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets.  The detailed computation of Mid Penn’s regulatory capital ratios can be found in Note 18 of Item 8, Notes to Consolidated Financial Statements.  The greater a corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses.  Too much capital, however, indicates that not enough of the corporation’s earnings have been invested in the continued growth of the business or paid to shareholders.  The buildup makes it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward.  For these reasons capital adequacy has been, and will continue to be, of paramount importance.

Shareholders’ equity increased in 2015 by $10,938,000, or 18.5%, following an increase in 2014 of $6,214,000, or 11.7%, and a increase in 2013 of $696,000, or 1.3%.  Capital was positively impacted in 2015 by the issuance of 723,851 shares of common stock valued at $11,292,000 as merger consideration in the Phoenix acquisition, as well as an increase in retained earnings from the normal operations of Mid Penn.  Mid Penn also used the $7,500,000 in net proceeds from the issuance and sale of its subordinated notes to redeem all of its Series B Preferred Stock for an aggregate redemption price of $5,123,000 and Series C Preferred Stock for an aggregate redemption price of $1,754,000.  These redemptions negatively impacted shareholders’ equity in 2015.    Capital was positively impacted in 2014 by the net income available to common shareholders of $5,351,000 and other comprehensive income of $2,385,000.  Capital was positively impacted in 2013 by the net income available to common shareholders of $4,616,000; however, the increase was muted by other comprehensive loss.

Mid Penn’s current intent for dividend payout is to provide quarterly cash returns to shareholders and earnings retention at a level sufficient to finance future growth.  For additional information, see “Part II – Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities – Dividends”.  The dividends paid on common shares totaled $0.44 for the year ended December 31, 2015,  $0.45 for the year ended December 31, 2014, and $0.25 for the year ended December 31, 2013.

The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 29.93% for 2015 and 29.41% for 2014.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2015, and 2014, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$64,089	7.3%	$35,098	4.0%	$	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	31,731	4.5%		N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	42,308	6.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	77,852	11.0%	56,410	8.0%		N/A	N/A

Bank
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$70,351	7.8%	$36,245	4.0%		$45,306	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	31,698	4.5%		45,786	6.5%
Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	42,264	6.0%		56,352	8.0%
Total Capital (to Risk Weighted Assets)	76,614	10.9%	56,352	8.0%		70,440	10.0%

Corporation
As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,560	7.4%	$30,429	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	56,560	10.1%	22,295	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	63,336	11.4%	44,590	8.0%		N/A	N/A

Bank
As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,647	7.5%	$30,360	4.0%		$37,950	5.0%
Tier 1 Capital (to Risk Weighted Assets)	56,647	10.2%	22,295	4.0%		33,442	6.0%
Total Capital (to Risk Weighted Assets)	63,423	11.4%	44,590	8.0%		55,737	10.0%

Series B Preferred Stock

Between September 26, 2012 and January 3, 2013, Mid Penn issued, via a private placement, 5,000 shares of its 7% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), resulting in total gross proceeds of $5,000,000.

On December 9, 2015, Mid Penn, using a portion of the proceeds from the offering of the subordinated notes described below, redeemed all of its issued and outstanding shares of Series B Preferred Stock at a price equal to $1,024.67 per share, which is equal to $1,020 per share plus an amount equal to declared but unpaid dividends on December 9, 2015, for a total redemption price of $5,123,000.

Small Business Lending Fund Preferred Shares

On March 1, 2015, Mid Penn assumed all of the issued and outstanding shares of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund and issued 1,750 shares of SBLF Preferred Shares, having a $1,000 liquidation preference per share, to the Treasury.  The SBLF Preferred Shares qualified as Tier 1 capital and had terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.  Mid Penn paid noncumulative dividends payable quarterly on January 1, April 1, July 1, and October 1.  The dividend rate was 1.00% per annum for payment dates up to its redemption.

On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of subordinated notes described below, redeemed all of the outstanding shares of its SBLF Preferred Shares, which were held by the Treasury for an aggregate redemption price of $1,754,000, including accrued but unpaid dividends.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Subordinated Debt

On November 9, 2015, Mid Penn entered into agreements with investors to purchase $7,500,000 aggregate principal amount of its Subordinated Notes (the “Notes”) due 2025.  The Notes are treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2015.

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.0%.  Interest is paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or Mid Penn Bank’s, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership, or similar event.

Federal Income Taxes

Federal income tax expense for 2015 was $1,644,000 compared to $1,462,000 in 2014 and $1,201,000 in 2013.  The effective tax rate was 20% for 2015, 2014 and 2013.

Liquidity

Mid Penn's asset-liability management policy addresses the management of Mid Penn's liquidity position and its ability to raise sufficient funds to meet deposit withdrawals, fund loan growth and meet other operational needs.  Mid Penn utilizes its investments as a source of liquidity, along with deposit growth and increases in borrowings.  (See Deposits and Other Funding Sources which appears earlier in this discussion.)  Liquidity from investments is provided primarily through investments and interest-bearing balances with maturities of one year or less.

The Bank has short-term borrowing capacity from the FHLB for overnight borrowings up to the Bank’s unused borrowing capacity of $342,362,000 at December 31, 2015, upon satisfaction of any stock purchase requirements of the FHLB.  This line is collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with correspondent banks amounting to $15,000,000 at December 31, 2015.

Major sources of cash in 2015 came from the $37,142,000 proceeds from the sales of investments securities, the increase in short-term borrowings of $31,018,000, and the increase in deposits of $15,883,000, which excludes the deposits acquired in the Phoenix acquisition.

Major uses of cash in 2015 were the increase in loans of $60,043,000, excluding the loans acquired in the Phoenix acquisition, the purchases of investment securities of $35,858,000, and long-term debt repayments of $16,226,000.

Major sources of cash in 2014 came from the proceeds from long-term debt borrowings of $30,000,000, the increase in deposits of $29,792,000, and $27,314,000 from the maturities and sales of investment securities.

Major uses of cash in 2014 were the purchases of investment securities of $43,633,000, the increase in loans of $27,170,000, and the net decrease in short-term borrowings of $23,255,000.

MID PENN BANCORP, INC.                                            Management’s Discussion and Analysis

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2015.

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Financial Statements Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Certificates of deposit	10	$160,849	$68,704	$55,107	$36,206	$832
Short-term borrowings	11	31,596	31,596	-	-	-
Long-term debt	12	40,305	26,521	1,016	10,000	2,768
Subordinated debt	13	7,500	386	773	773	5,568
Payments under benefit plans	15	1,476	159	312	306	699
Executive compensation payments	16	397	23	96	96	182
Operating lease obligations	20	7,934	715	1,479	1,184	4,556
		$250,057	$128,104	$58,783	$48,565	$14,605

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

As of December 31, 2015, commitments to extend credit amounted to $157,338,000 as compared to $125,279,000 as of December 31, 2014.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit increased to $15,805,000 at December 31, 2015, from $9,837,000 at December 31, 2014.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by Management.  At December 31, 2015, all interest rate risk levels according to the model were within the tolerance limits of the Board approved policy.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2015			December 31, 2014
	% Change in			% Change in
Change in	Net Interest		Change in	Net Interest
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	5.77%	≥ -20%	300	18.89%	≥ -25%
200	3.64%	≥ -15%	200	14.52%	≥ -15%
100	1.55%	≥ -10%	100	10.10%	≥ -10%
0			0
(100)	-2.19%	≥ -10%	(100)	-10.66%	≥ -10%
(200)	-7.09%	≥ -15%	(200)	-16.09%	≥ -15%
(300)	-12.21%	≥ -20%	(300)	-21.32%	≥ -25%

MID PENN BANCORP, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited financial statements are set forth in this Annual Report of Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries, (the “Corporation”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid Penn Bancorp, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 17, 2016

MID PENN BANCORP, INC.                                                              Consolidated Balance Sheets

(Dollars in thousands)
	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$12,329	$8,869
Interest-bearing balances with other financial institutions	955	1,013
Total cash and cash equivalents	13,284	9,882
Interest-bearing time deposits with other financial institutions	4,317	5,772
Available for sale investment securities	135,721	141,634
Loans and leases, net of unearned interest	739,191	571,533
Less: Allowance for loan and lease losses	(6,168)	(6,716)
Net loans and leases	733,023	564,817
Bank premises and equipment, net	13,993	12,225
Restricted investment in bank stocks	4,266	3,181
Foreclosed assets held for sale	1,185	565
Accrued interest receivable	3,813	3,058
Deferred income taxes	1,821	2,125
Goodwill	3,918	1,016
Core deposit and other intangibles, net	665	187
Cash surrender value of life insurance	12,516	8,575
Other assets	3,202	2,620
Total Assets	$931,724	$755,657
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$103,721	$60,613
Interest bearing demand	247,356	222,712
Money Market	208,386	197,418
Savings	56,731	32,394
Time	160,849	124,785
Total Deposits	777,043	637,922
Short-term borrowings	31,596	578
Long-term debt	40,305	52,961
Subordinated debt	7,500	-
Accrued interest payable	390	349
Other liabilities	4,822	4,717
Total Liabilities	861,656	696,527
Shareholders' Equity:
Series B preferred stock, par value $1.00; liquidation value $1,000; authorized
5,000 shares; 7% non-cumulative dividend; 0 shares issued and outstanding at
December 31, 2015 and 5,000 shares issued and outstanding at December 31, 2014	-	5,000
Series C preferred stock, par value $1.00; liquidation value $1,000; authorized 1,750 shares;
1% non-cumulative dividend; 0 shares issued and outstanding at December 31, 2015 and
at December 31, 2014; total redemption value $1,750,000	-	-
Common stock, par value $1.00; authorized 10,000,000 shares; 4,226,717 shares
issued and outstanding at December 31, 2015 and 3,497,829 at December 31, 2014	4,227	3,498
Additional paid-in capital	40,559	29,902
Retained earnings	23,470	19,217
Accumulated other comprehensive income	1,812	1,513
Total Shareholders’ Equity	70,068	59,130
Total Liabilities and Shareholders' Equity	$931,724	$755,657

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                                  Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2015	2014	2013
INTEREST INCOME
Interest & fees on loans and leases	$32,840	$26,905	$26,305
Interest on interest-bearing balances	44	41	109
Interest and dividends on investment securities:
U.S. Treasury and government agencies	1,222	1,346	591
State and political subdivision obligations, tax-exempt	2,000	2,180	1,921
Other securities	382	155	46
Interest on federal funds sold and securities purchased under agreements to resell	2	-	11
Total Interest Income	36,490	30,627	28,983
INTEREST EXPENSE
Interest on deposits	3,889	3,852	4,436
Interest on short-term borrowings	47	55	26
Interest on long-term debt	671	520	595
Total Interest Expense	4,607	4,427	5,057
Net Interest Income	31,883	26,200	23,926
PROVISION FOR LOAN AND LEASE LOSSES	1,065	1,617	1,685
Net Interest Income After Provision for Loan and Lease Losses	30,818	24,583	22,241
NONINTEREST INCOME
Income from fiduciary activities	466	552	492
Service charges on deposits	690	584	576
Net gain on sales of investment securities	325	168	220
Earnings from cash surrender value of life insurance	269	201	231
Mortgage banking income	456	313	348
ATM debit card interchange income	741	544	508
Merchant services income	235	254	330
Gain on sales of SBA loans	252	119	-
Other income	653	513	585
Total Noninterest Income	4,087	3,248	3,290
NONINTEREST EXPENSE
Salaries and employee benefits	14,043	10,879	10,788
Occupancy expense, net	1,947	1,313	1,128
Equipment expense	1,477	1,205	1,299
Pennsylvania Bank Shares tax expense	408	365	464
FDIC Assessment	613	542	486
Legal and professional fees	588	516	705
Director fees and benefits expense	363	377	319
Marketing and advertising expense	533	308	253
Software licensing	1,472	965	947
Telephone expense	569	467	436
Loss (gain) on sale/write-down of foreclosed assets	111	204	(302)
Intangible amortization	88	27	29
Loan collection costs	306	288	214
Merger and acquisition expense	762	573	-
Other expenses	3,453	2,639	2,625
Total Noninterest Expense	26,733	20,668	19,391
INCOME BEFORE PROVISION FOR INCOME TAXES	8,172	7,163	6,140
Provision for income taxes	1,644	1,462	1,201
NET INCOME	6,528	5,701	4,939
Series A preferred stock dividends and discount accretion	-	-	14
Series B preferred stock dividends and redemption premium	473	350	309
Series C preferred stock dividends	17	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$6,038	$5,351	$4,616
PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$1.47	$1.53	$1.32
Diluted Earnings Per Common Share	1.47	1.53	1.32
Cash Dividends Per Common Share	0.44	0.45	0.25

The accompanying notes are an integral part of these consolidated financial statements

MID PENN BANCORP, INC.                       Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013

Net income	$6,528	$5,701	$4,939

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available for sale
securities, net of income taxes of $80, $1,280, and ($1,563), respectively	154	2,482	(3,033)

Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($110), ($57),
and ($75), respectively (1)	(215)	(111)	(145)

Change in defined benefit plans, net of income taxes of $185, $7, and $7,
respectively (2)	360	14	13

Total other comprehensive income (loss)	299	2,385	(3,165)

Total comprehensive income	$6,827	$8,086	$1,774

(1)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income

(2)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.       Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2013	$4,880	$3,490	$29,816	$11,741	$2,293	$52,220
Net income	-	-	-	4,939	-	4,939
Total other comprehensive loss, net of taxes	-	-	-	-	(3,165)	(3,165)
Common stock dividends	-	-	-	(872)	-	(872)
Employee Stock Purchase Plan (4,713 shares)	-	4	51	-	-	55
Series B preferred stock issuance	120	-	-	-	-	120
Series B preferred stock dividends	-	-	-	(309)	-	(309)
Amortization of warrant cost	-	-	(14)	-	-	(14)
Warrant repurchase	-	-	-	(58)	-	(58)
Balance, December 31, 2013	5,000	3,494	29,853	15,441	(872)	52,916
Net income	-	-	-	5,701	-	5,701
Total other comprehensive income, net of taxes	-	-	-	-	2,385	2,385
Common stock dividends	-	-	-	(1,575)	-	(1,575)
Employee Stock Purchase Plan (3,432 shares)	-	4	49	-	-	53
Series B preferred stock dividends	-	-	-	(350)	-	(350)
Balance, December 31, 2014	5,000	3,498	29,902	19,217	1,513	59,130
Net income	-	-	-	6,528	-	6,528
Total other comprehensive income, net of taxes	-	-	-	-	299	299
Common stock dividends	-	-	-	(1,785)	-	(1,785)
Employee Stock Purchase Plan (4,162 shares)	-	4	62	-	-	66
Series B preferred stock dividends	-	-	-	(373)	-	(373)
Series B preferred stock redemption	(5,000)	-	-		-	(5,000)
Series B preferred stock redemption premium	-	-	-	(100)	-	(100)
Series C preferred stock in connection with Phoenix acquisition	1,750	-	-	-	-	1,750
Series C preferred stock dividends	-	-	-	(17)	-	(17)
Series C preferred stock redemption	(1,750)	-	-	-	-	(1,750)
Common stock issued to Phoenix shareholders (723,851 shares)	-	724	10,568	-	-	11,292
Restricted stock activity (875 shares)	-	1	27	-	-	28
Balance, December 31, 2015	$-	$4,227	$40,559	$23,470	$1,812	$70,068

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                           Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net Income	$6,528	$5,701	$4,939
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	1,065	1,617	1,685
Depreciation	1,485	1,235	1,250
Amortization of intangibles	100	62	39
Net amortization of security premiums	4,251	1,250	2,557
Gain on sales of investment securities	(325)	(168)	(220)
Earnings on cash surrender value of life insurance	(269)	(201)	(231)
SBA loans originated for sale	(3,484)	(1,168)	-
Proceeds from sales of SBA loans originated for sale	3,736	1,287	-
Gain on sale of SBA loans	(252)	(119)	-
Loss (gain) on disposal of property, plant, and equipment	-	18	(8)
Loss (gain) on sale / write-down of foreclosed assets	111	204	(302)
Restricted stock compensation expense	27	-	-
Deferred income tax expense (benefit)	997	(112)	192
(Increase) decrease in accrued interest receivable	(367)	(354)	189
Decrease (increase) in other assets	333	(547)	500
Increase (decrease) in accrued interest payable	9	(44)	(227)
(Decrease) increase in other liabilities	(771)	9	319
Net Cash Provided By Operating Activities	13,174	8,670	10,682
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	1,455	1,741	16,050
Proceeds from the maturity of investment securities	11,940	13,585	37,101
Proceeds from the sale of investment securities	37,142	13,729	15,118
Purchases of investment securities	(35,858)	(43,633)	(27,881)
Net cash received from acquisition	8,095	-	-
Purchases of restricted investment in bank stock	(576)	(212)	(466)
Net increase in loans and leases	(60,043)	(27,170)	(65,896)
Purchases of bank premises and equipment	(1,461)	(1,009)	(588)
Proceeds from sale of foreclosed assets	403	1,077	2,957
Net Cash Used In Investing Activities	(38,903)	(41,892)	(23,605)
Financing Activities:
Net increase (decrease) in deposits	15,883	29,792	(17,331)
Net increase (decrease) in short-term borrowings	31,018	(23,255)	23,833
Series B preferred stock issuance, net of costs	-	-	120
Series B preferred stock dividends and redemption premium paid	(473)	(350)	(309)
Series B preferred stock redemption	(5,000)	-	-
Series C preferred stock dividends paid	(17)	-	-
Series C preferred stock redemption	(1,750)	-	-
Common stock dividends paid	(1,785)	(1,575)	(872)
Employee Stock Purchase Plan	66	53	55
Warrant Repurchase	-	-	(58)
Long-term debt repayment	(16,226)	(184)	(14,365)
Proceeds from long-term debt borrowings	-	30,000	15,000
Deferred financing fees paid for subordinated debt issuance	(85)	-	-
Subordinated debt issuance	7,500	-	-
Net Cash Provided By Financing Activities	29,131	34,481	6,073
Net increase (decrease) in cash and cash equivalents	3,402	1,259	(6,850)
Cash and cash equivalents, beginning of year	9,882	8,623	15,473
Cash and cash equivalents, end of year	$13,284	$9,882	$8,623

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,566	$4,471	$5,284
Income taxes paid	$1,130	$1,520	$775
Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$1,135	$881	$2,777
Common stock issued to Phoenix shareholders	$11,292	$-	$-

MID PENN BANCORP, INC.                                           Consolidated Statements of Cash Flows

Assets, Liabilities, and Equity in Connection with Merger (Noncash):

(Dollars in thousands)

Assets Acquired:
Securities	$11,331	$-	$-
Loans	110,363	-	-
Restricted stock	509	-	-
Property and equipment	1,792	-	-
Deferred income taxes	503
Accrued interest receivable	388	-	-
Core deposit and other intangible assets	578	-	-
Bank-owned life insurance	3,673	-	-
Other assets	624	-	-
	$129,761	$-	$-

Liabilities Assumed:
Deposits	$123,238	$-	$-
Accrued interest payable	32	-	-
Long-term debt	3,570	-	-
Other liabilities	876	-	-
	$127,716	$-	$-

Equity Acquired:
Preferred stock	$1,750	$-	$-

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

The comparability of the financial condition of Mid Penn as of December 31, 2015 compared to December 31, 2014, and the results of operations for the year ended 2015 compared to 2014 and 2013, in general, have been impacted by the acquisition of Phoenix as further described in Note 4.  For comparative purposes, the 2014 and 2013 balances have been reclassified to conform to the 2015 presentation.  Such reclassifications had no impact on net income.

(2)          Nature of Business

The Bank engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans and various types of time and demand deposits, including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and IRAs.  In addition, the Bank provides a full range of trust services through its Trust Department.  Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its 20 retail banking properties located in eastern Cumberland, Dauphin, northwestern Lancaster, western Luzerne, southern Northumberland, and Schuylkill Counties.

A decision was made to close Mid Penn Insurance Services, LLC, effective March 1, 2016 due to a lack of activity within the subsidiary.  Mid Penn Insurance Services, LLC was an immaterial subsidiary of Mid Penn.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the assessment of other-than-temporary impairment of investment securities, the valuation of the goodwill for impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(d)Investment Securities

Available for sale securities include debt and equity securities.  Debt and equity securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of deferred income taxes, as a component of accumulated other comprehensive income (loss) within shareholders’ equity.  Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method.  Realized gains and losses on sales of investment securities are computed on the basis of specific identification of the cost of each security.  Net gains on sales of investment securities were $325,000 in 2015, $168,000 in 2014, and $220,000 in 2013.  Mid Penn had no held to maturity securities in 2015 and 2014.

(e)Loans and Allowance for Loan and Lease Losses

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

For all classes of loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days or more past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest is credited to income.  Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

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

In underwriting residential mortgage loans, the Bank evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Most properties securing real estate loans made by Mid Penn are appraised by independent fee appraisers.  The Bank generally requires borrowers to obtain title insurance and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Bank generally contain a “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the security property.

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

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower.  The underwriting standards employed by the Bank for consumer loans include an application, a determination of the applicant’s payment history on other debts, and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, in relation to the proposed loan amount.

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

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet and was $94,500 at December 31, 2015 and $60,000 at December 31, 2014.  The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance.  The allowance is based on Mid Penn’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures, including underwriting standards, changes in the mix and volume of loans originated, the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, and shifting industry or portfolio concentrations.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Mid Penn generally considers a commercial loan (consisting of commercial and industrial, commercial real estate, commercial real estate-construction, and lease financing loan classes) to be impaired when it becomes 90 days or more past due and not in the process of collection or sooner when it is probable that Mid Penn will be unable to collect all contractual principal and interest due.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time the loan would generally be considered collateral dependent as the DCF method would generally indicate no operating income available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.

In addition, Mid Penn’s rating system assumes any loans classified as nonaccrual, included in the substandard rating, to be impaired, and most of these loans are considered collateral dependent; therefore, most of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as substandard nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Consumer loans (including home

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

equity loans and other consumer loans) are recommended for charge-off after reaching delinquency of 90 days and the loan is not in the process of collection.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

As noted above, Mid Penn assesses a specific allocation for commercial loans and commercial real estate loans.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In addition, Mid Penn takes a preemptive step when any commercial loan becomes classified under its internal classification system.  A preliminary collateral evaluation, in accordance with the guidance on impaired loans, is prepared using the existing collateral information in the loan file.  This process allows Mid Penn to review both the credit and documentation files to determine the status of the information needed to make a collateral evaluation.  This collateral evaluation is preliminary but allows Mid Penn to determine if any potential collateral shortfalls exist.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate as soon as practically possible of the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until such time Mid Penn is in receipt of the updated valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

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

For impaired loans with no valuation allowance required, Mid Penn’s practice of obtaining independent third party market valuations on the subject property as soon as practically possible of the credit being placed on nonaccrual status sometimes indicates that the loan to value ratio is sufficient to obviate the need for a specific allocation in spite of significant deterioration in real estate values in Mid Penn’s primary market area.  These circumstances are determined on a case by case analysis of the impaired loans.

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

Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive months after modification.  Loans classified as troubled debt restructurings are designated as impaired.

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

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the existing related allowance for loan losses.  Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  These loans are accounted for under the Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows will require Mid Penn to evaluate the need for an additional allowance for credit losses.  Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which Mid Penn will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that do meet the specific criteria of ASC 310-30 are individually evaluated each period to analyze expected cash flows.  To the extent that the expected cash flows of a loan have decreased due to credit deterioration, Mid Penn establishes an allowance.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20.  These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments.  Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans.  There is no allowance for loan losses established at the acquisition date for acquired performing loans.  An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

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

(f)Bank Premises and Equipment

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

(g)Restricted Investments in Bank Stocks

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks.  As a member of the FHLB and Atlantic Community Bankers Bank (“ACBB”), the Bank is required to own restricted stock investments in these correspondent banks, which is carried at cost.  The total amount of these restricted stock investments was $4,266,000 December 31, 2015 and $3,181,000 at December 31, 2014.  Total dividends received in 2015 and 2014 totaled $250,000 and $123,000, respectively.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(h)Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt and are recorded at fair value less cost to sell at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.    As of December 31, 2015, Mid Penn had $358,000 of residential real estate held in other real estate owned.  There were no loans for which formal foreclosure proceedings were in process at December 31, 2015.

(i)Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in core deposit and other intangibles in the Consolidated Balance Sheets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $174,000 and $187,000 at December 31, 2015 and 2014, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in other income and was $24,000, $36,000, and $10,000 for the years 2015, 2014, and 2013, respectively.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

(j)Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $365,000 at December 31, 2015 and $408,000 at December 31, 2014, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.  The partnership received $46,000 in low-income housing tax credits during 2015, 2014 and 2013.

(k)Income Taxes

Mid Penn accounts for income taxes in accordance with income tax accounting guidance ASC Topic 740, Income Taxes.

Current income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Mid Penn determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(l)Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The core deposit intangible is being amortized over a ten-year period using a sum of the year’s digits basis.  The core deposit intangible is subject to impairment testing whenever events or changes in circumstances indicate such testing.

(m)Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with the 2004 and 2006 business acquisitions, as well as the 2015 Phoenix acquisition, accounted for as acquisitions.  If certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2015 using a quantitative analysis.  In addition, Mid Penn did not identify any impairment in 2014 or 2013 using a qualitative and quantitative analysis, respectively, in accordance with ASC 350.

(n)Bank Owned Life Insurance

Mid Penn is the owner and beneficiary of bank owned life insurance (“BOLI”) policies on current and former directors, as well as select Miners Bank employees, which were acquired through the Phoenix acquisition.  The earnings from the BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs.  However, Mid Penn intends to hold these policies and, accordingly, Mid Penn had not provided deferred income taxes on the earnings from the increase in cash surrender value.

GAAP requires Split-Dollar Life Insurance Arrangements to have a liability recognized related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and a liability for the future death benefit.

(o)Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

(p)Postretirement Benefit Plans

Mid Penn follows the guidance in ASC Topic 715, Compensation-Retirement Benefits, related to postretirement benefit plans.  This guidance requires additional disclosures about defined benefit pension plans and other postretirement defined benefit plans.

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

(s)Comprehensive Income

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income.  Mid Penn has an unfunded noncontributory defined benefit Plan for directors and other postretirement benefit Plans covering full-time employees.  These Plans utilize assumptions and methods to calculate the fair value of Plan assets and recognizing the overfunded and underfunded status of the Plans on its consolidated balance sheet.  Gains and losses, prior service costs and credits are recognized in other comprehensive income, net of tax, until they are amortized, or immediately upon curtailment.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(t)Restricted Stock

Mid Penn provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn through the Restricted Stock Plan.  The restricted stock is non-voting and non-participating until the granted shares vest.  Once the shares vest, the recipient would have full voting rights and be entitled to any commons stock dividends.

(u)Earnings Per Share

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

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)
	2015	2014	2013
Net Income	$6,528	$5,701	$4,939
Less: Accretion of Series A preferred stock discount	-	-	14
Dividends on Series B preferred stock	373	350	309
Redemption premium on Series B preferred stock	100	-	-
Dividends on Series C preferred stock	17	-	-
Net income available to common shareholders	$6,038	$5,351	$4,616

Weighted average common shares outstanding	4,106,548	3,495,705	3,491,653
Basic earnings per common share	$1.47	$1.53	$1.32

The computations of diluted earnings per common share follow:

(Dollars in thousands, except per share data)
	2015	2014	2013
Net income available to common stockholders	$6,038	$5,351	$4,616
Weighted average number of common shares outstanding	4,106,548	3,495,705	3,491,653
Dilutive effect of potential common stock arising from stock warrants:
Exercise of outstanding stock warrants issued to U.S. Treasury
under the Capital Repurchase Program	-	-	-
Adjusted weighted-average common shares outstanding	4,106,548	3,495,705	3,491,653
Diluted earnings per common share	$1.47	$1.53	$1.32

Mid Penn repurchased all warrants in 2013; therefore, there were none remaining as of December 31, 2015, 2014, and 2013.

(4)           Mergers and Acquisitions

On March 1, 2015, Phoenix Bancorp, Inc. (“Phoenix”) merged with, and into, Mid Penn, with Mid Penn continuing as the surviving entity.  Simultaneously with the consummation of the foregoing merger, Miners Bank (“Miners”), a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, merged with and into the Bank.

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

common stock on February 27, 2015 of $15.60, and cash of $2,949,000.  Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $14,241,000.

Additionally, as part of this transaction, on March 1, 2015, Mid Penn assumed all of the liabilities and obligations of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the United States Treasury (“Treasury”) in connection with the Small Business Lending Fund and issued 1,750 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C that had a $1,000 liquidation preference per share (the “SBLF Preferred Shares”), to the Treasury.  The SBLF Preferred Shares qualified as Tier 1 capital and had terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.

The assets and liabilities of Miners and Phoenix were recorded on the consolidated balance sheet at their estimated fair value as of March 1, 2015, and their results of operations have been included in the consolidated income statement since that date.

Included in the purchase price was goodwill and a core deposit intangible of $2,902,000 and $578,000, respectively.  The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis.  The goodwill is not taxable and will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense projected for the next five years beginning in 2016 is estimated to be $96,000, $86,000, $75,000, $65,000, and $54,000 per year, respectively, and $114,000 in total for years after 2020.

The allocation of the purchase price is as follows:

(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$11,044
Investment securities	11,331
Loans	110,363
Goodwill	2,902
Core deposit and other intangibles	578
Other assets	7,489
Total assets acquired	143,707
Liabilities assumed:
Deposits	123,238
FHLB borrowings	3,570
Other liabilities	908
Total liabilities assumed	127,716
Equity acquired:
Preferred stock	1,750
Total equity acquired and liabilities assumed	129,466
Consideration paid	$14,241

Cash paid	$2,949
Fair value of common stock issued, including replacement equity awards	11,292

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed.

(Dollars in thousands)
Total purchase price	$14,241

Net assets acquired:
Cash and cash equivalents	11,044
Investment securities	11,331
Restricted stock	509
Loans	110,363
Bank owned life insurance	3,673
Premises and equipment	1,792
Deferred income taxes	503
Accrued interest receivable	388
Core deposit and other intangibles	578
Other assets	624
Deposits	(123,238)
FHLB borrowings	(3,570)
Accrued interest payable	(32)
Other liabilities	(876)
Preferred stock	(1,750)
11,339
Goodwill	$2,902

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

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the stated rates of the acquired loans.  The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from the loan inception to the acquisition date.  The credit adjustment on impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

The information about the acquired Phoenix loans accounted for under ASC 310-30 as of March 1, 2015 is as follows:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$3,548
Contractual cash flows not expected to be collected (nonaccretable discount)	(804)
Expected cash flows at acquisition	2,744
Interest component of expected cash flows (accretable discount)	(458)
Fair value of acquired loans	$2,286

The following table presents pro forma information as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2014.  Supplemental pro forma earnings for 2015 were adjusted to exclude $762,000 of merger related costs incurred for the year ended December 31, 2015; the results for the year ended December 31, 2014 were adjusted to include these charges.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.  The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(Dollars in thousands, except per share data)	Years Ended December 31,
	2015	2014
Net interest income after loan loss provision	$31,454	$29,745
Noninterest income	4,152	4,131
Noninterest expense	27,817	26,846
Net income available to common shareholders	5,811	5,259
Net income per common share	1.38	1.25

The amount of total revenue, consisting of interest income plus noninterest income specifically related to Phoenix for the period beginning March 1, 2015, included in the consolidated statements of income of Mid Penn for the year ended December 31, 2015, was $4,244,000.  The net income specifically related to Phoenix for the period beginning March 1, 2015, included in the consolidated statements of income of Mid Penn for the year ended December 31, 2015, was $747,000.

(5)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income

Balance - December 31, 2015	$1,565	$247	$1,812

Balance - December 31, 2014	$1,626	$(113)	$1,513

(6)           Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia.  There was no required reserve balance at December 31, 2015 and December 31, 2014 because the Bank had sufficient vault cash available.

(7)           Investment Securities

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intent and ability to hold the securities until recovery of unrealized losses.  Mid Penn had no other-than-temporary impaired equity securities in 2015, 2014, and 2013.

At December 31, 2015 and 2014, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,316	$729	$55	$26,990
Mortgage-backed U.S. government agencies	38,983	49	228	38,804
State and political subdivision obligations	64,780	1,914	77	66,617
Equity securities	3,271	82	43	3,310
	$133,350	$2,774	$403	$135,721

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,343	$752	$29	$27,066
Mortgage-backed U.S. government agencies	33,763	190	177	33,776
State and political subdivision obligations	77,482	2,007	318	79,171
Equity securities	1,584	60	23	1,621
	$139,172	$3,009	$547	$141,634

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $130,298,000 at December 31, 2015, and $134,740,000 at December 31, 2014, were pledged primarily to secure public deposits.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2015	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	6	$6,259	$43	2	$1,383	$12	8	$7,642	$55
Mortgage-backed U.S. government agencies	13	12,759	124	11	6,282	104	24	19,041	228
State and political subdivision obligations	9	4,041	32	3	1,631	45	12	5,672	77
Equity securities	1	990	10	2	615	33	3	1,605	43
Total temporarily impaired
available for sale securities	29	$24,049	$209	18	$9,911	$194	47	$33,960	$403

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2014	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	5	$6,059	$29	-	$-	$-	5	$6,059	$29
Mortgage-backed U.S. government agencies	15	9,511	62	5	4,416	115	20	13,927	177
State and political subdivision obligations	9	4,444	33	28	13,947	285	37	18,391	318
Equity securities	0	-	-	2	583	23	2	583	23
Total temporarily impaired
available for sale securities	29	$20,014	$124	35	$18,946	$423	64	$38,960	$547

Management evaluates securities for other-than-temporary impairment on a quarterly basis; and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near term prospects of the issuer.  In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis.  For equity securities, management considers the intent and ability to hold securities until recovery of unrealized losses.

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

At December 31, 2015, Mid Penn had 44 debt securities and 3 equity securities with unrealized losses totaling $403,000 that depreciated 1.19% from their amortized cost basis.  At December 31, 2015, the majority of the unrealized losses on securities in an unrealized loss position were attributed to mortgage-backed U.S. government agencies.  At December 31, 2014, Mid Penn had 62 debt securities and 2 equity securities with unrealized losses totaling $547,000 that depreciated 1.40% from their amortized cost basis.  At December 31, 2014, the unrealized loss on securities in an unrealized loss position for twelve months or longer totaled $423,000 of which the majority was attributed to mortgage-backed U.S. government agencies and state and political subdivision obligations with $115,000 and $285,000 in unrealized losses, respectively.

Mid Penn realized gross gains of $325,000, $168,000, and $220,000 on sales of securities available for sale during 2015, 2014, and 2013, respectively.  Mid Penn realized no gross losses on the sales of securities available for sale during 2015, 2014, and 2013.

Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2015.

(Dollars in thousands)	December 31, 2015
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$5,266	$5,351
Due after 1 year but within 5 years	31,508	32,519
Due after 5 years but within 10 years	51,069	52,500
Due after 10 years	3,253	3,237
	91,096	93,607
Mortgage-backed securities	38,983	38,804
Equity securities	3,271	3,310
	$133,350	$135,721

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(8)           Loans and Allowance for Loan and Lease Losses

The classes of the loan portfolio, summarized by the aggregate pass rating, net of deferred fees and costs of ($178,000) and ($194,000) as of December 31, 2014 and 2014, respectively, and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2015  and 2014 are noted below:

(Dollars in thousands)
December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$158,302	$1,289	$670	$-	$160,261
Commercial real estate	359,859	2,088	7,517	-	369,464
Commercial real estate - construction	65,665	2,403	-	-	68,068
Lease financing	727	-	-	-	727
Residential mortgage	101,507	475	1,361	-	103,343
Home equity	32,928	261	222	-	33,411
Consumer	3,917	-	-	-	3,917
	$722,905	$6,516	$9,770	$-	$739,191

(Dollars in thousands)
December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total

Commercial and industrial	$117,166	$654	$1,190	$-	$119,010
Commercial real estate	280,817	4,859	11,681	-	297,357
Commercial real estate - construction	55,834	242	-	-	56,076
Lease financing	1,121	-	-	-	1,121
Residential mortgage	64,900	252	1,290	-	66,442
Home equity	28,167	138	201	-	28,506
Consumer	3,021	-	-	-	3,021
	$551,026	$6,145	$14,362	$-	$571,533

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Impaired loans by loan portfolio class as of December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$14	$49	$-	$395	$430	$-
Commercial real estate:
Commercial real estate	1,023	2,020	-	1,971	4,481	-
Acquired with credit deterioration*	931	-	-	-	-	-
Residential mortgage:
Residential mortgage	1,329	1,434	-	1,146	1,286	-
Acquired with credit deterioration*	400	-	-	-	-	-
Home equity:
Home equity	115	137	-	29	88	-

With an allowance recorded:
Commercial and industrial	$113	$128	$51	$223	$231	$137
Commercial real estate	1,947	1,981	429	6,954	7,255	1,382
Residential mortgage	32	32	23	-	-	-
Home equity	-	-	-	211	213	115

Total:
Commercial and industrial	$127	$177	$51	$618	$661	$137
Commercial real estate	3,901	4,001	429	8,925	11,736	1,382
Residential mortgage	1,761	1,466	23	1,146	1,286	-
Home equity	115	137	-	240	301	115

* Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2015, 2014, and 2013 are summarized as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$19	$-	$72	$-	$188	$-
Acquired with credit deterioration	-	205	-	-	-	-
Commercial real estate:
Commercial real estate	1,051	14	1,966	346	2,506	187
Acquired with credit deterioration	926	350	-	-	-	-
Residential mortgage:
Residential mortgage	816	8	541	-	299	-
Acquired with credit deterioration	400	-	-	-	-	-
Home equity:
Home equity	107	-	29	-	31	-
Acquired with credit deterioration	-	3	-	-	-	-

With an allowance recorded:
Commercial and industrial	$123	$-	$93	$-	$51	$-
Commercial real estate	1,721	-	6,823	-	4,349	-
Residential mortgage	25	-	-	-	13	-
Home equity	-	-	76	-	54	-

Total:
Commercial and industrial	$142	$205	$165	$-	$239	$-
Commercial real estate	3,698	364	8,789	346	6,855	187
Residential mortgage	1,241	8	541	-	312	-
Home equity	107	3	105	-	85	-

Nonaccrual loans by loan portfolio class as of December 31, 2015 and 2014 are summarized as follows:

(Dollars in thousands)	2015	2014

Commercial and industrial	$66	$267
Commercial real estate	2,607	7,249
Residential mortgage	1,630	1,152
Home equity	115	239
	$4,418	$8,907

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $778,000, $798,000, and $861,000, in the years ended December 31, 2015, 2014, and 2013, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2015 and 2014 are summarized as follows:

(Dollars in thousands)
December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$55	$204	$66	$325	$159,936	$160,261	$-
Commercial real estate:
Commercial real estate	211	608	1,456	2,275	366,263	368,538	-
Acquired with credit deterioration	215	518	55	788	138	926	55
Commercial real estate - construction:
Commercial real estate - construction	-	-	-	-	68,068	68,068	-
Lease financing:
Lease financing	-	-	-	-	727	727	-
Residential mortgage:
Residential mortgage	694	550	778	2,022	100,921	102,943	-
Acquired with credit deterioration	12	-	222	234	166	400	-
Home equity:
Home equity	-	50	23	73	33,338	33,411	-
Consumer:
Consumer	10	5	-	15	3,902	3,917	-
Total	$1,197	$1,935	$2,600	$5,732	$733,459	$739,191	$55

(Dollars in thousands)
December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$172	$290	$87	$549	$118,461	$119,010	$-
Commercial real estate	403	197	6,585	7,185	290,172	297,357	-
Commercial real estate - construction	-	-	-	-	56,076	56,076	-
Lease financing	-	-	-	-	1,121	1,121	-
Residential mortgage	328	82	1,117	1,527	64,915	66,442	-
Home equity	93	63	157	313	28,193	28,506	-
Consumer	6	-	-	6	3,015	3,021	-
Total	$1,002	$632	$7,946	$9,580	$561,953	$571,533	$-

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Activity in the allowance for loan and lease losses and recorded investment in loans receivable for the years ended December 31, 2015, 2014, and 2013, and as of December 31, 2015, 2014, and 2013 are as follows:

(Dollars in thousands)
December 31, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	(130)	(1,569)	-	-	(35)	(36)	(14)	-	(1,784)
Recoveries	12	75	-	-	44	29	11	-	171
Provisions	118	1,121	120	(1)	75	(329)	(20)	(19)	1,065
Ending balance	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Ending balance: individually evaluated for impairment	$51	$429	$-	$-	$23	$-	$-	$-	$503
Ending balance: collectively evaluated for impairment	$1,342	$3,123	$153	$1	$511	$317	$12	$206	$5,665

Loans receivable:
Ending balance	$160,261	$369,464	$68,068	$727	$103,343	$33,411	$3,917	$-	$739,191
Ending balance: individually evaluated for impairment	$127	$2,970	$-	$-	$1,361	$115	$-	$-	$4,573
Ending balance: collectively evaluated for impairment	$160,134	$365,563	$68,068	$727	$101,582	$33,296	$3,917	$-	$733,287
Ending balance: acquired with credit deterioration	$-	$931	$-	$-	$400	$-	$-	$-	$1,331

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(Dollars in thousands)
December 31, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Charge-offs	(62)	(1,057)	-	-	(133)	(43)	(33)	-	(1,328)
Recoveries	13	13	-	-	20	1	63	-	110
Provisions	255	963	24	2	(18)	254	(67)	204	1,617
Ending balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Ending balance: individually evaluated for impairment	$137	$1,382	$-	$-	$-	$115	$-	$-	$1,634
Ending balance: collectively evaluated for impairment	$1,256	$2,543	$33	$2	$450	$538	$35	$225	$5,082

Loans receivable:
Ending balance	$119,010	$297,357	$56,076	$1,121	$66,442	$28,506	$3,021	$-	$571,533
Ending balance: individually evaluated for impairment	$618	$8,925	$-	$-	$1,146	240	$-	$-	$10,929
Ending balance: collectively evaluated for impairment	$118,392	$288,432	$56,076	$1,121	$65,296	$28,266	$3,021	$-	$560,604

(Dollars in thousands)
December 31, 2013	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$1,298	$3,112	$64	$1	$581	$343	$101	$9	$5,509
Charge-offs	(183)	(919)	(17)	-	(167)	(91)	(96)	-	(1,473)
Recoveries	193	279	7	2	23	8	84	-	596
Provisions	(121)	1,534	(45)	(3)	144	181	(17)	12	1,685
Ending balance	$1,187	$4,006	$9	$-	$581	$441	$72	$21	$6,317
Ending balance: individually evaluated for impairment	$42	$1,860	$-	$-	$25	$6	$-	$-	$1,933
Ending balance: collectively evaluated for impairment	$1,145	$2,146	$9	$-	$556	$435	$72	$21	$4,384

Loans receivable:
Ending balance	$105,844	$292,774	$45,647	$1,356	$69,830	$26,321	$4,690	$-	$546,462
Ending balance: individually evaluated for impairment	$300	$10,245	$-	$-	$291	76	$-	$-	$10,912
Ending balance: collectively evaluated for impairment	$105,544	$282,529	$45,647	$1,356	$69,539	$26,245	$4,690	$-	$535,550

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

The recorded investments in troubled debt restructured loans at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2015	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$15
Commercial real estate	3,634	3,117	2,235
Residential mortgage	733	727	555
	$4,407	$3,879	$2,805

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2014	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$23
Commercial real estate	11,189	9,443	8,005
Residential mortgage	903	897	713
Home equity	50	7	5
	$12,182	$10,382	$8,746

At December 31, 2015, Mid Penn’s troubled debt restructured loans totaled $2,805,000, of which four loans totaling $459,000, represented accruing impaired loans in compliance with the terms of the modification.  Of the $459,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $64,000 and the other one is an accruing impaired commercial real estate loan for $395,000.  The remaining $2,346,000, representing nine loans among four relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounts for $1,370,000 of the $2,346,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of December 31, 2015, there were no charge-offs associated with troubled debt restructured loans while under a forbearance agreement.  As of December 31, 2015, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2015.  One forbearance agreement was negotiated during 2008, nine forbearance agreements were negotiated during 2009, two were negotiated during 2013, and one was negotiated during 2014.

At December 31, 2014, Mid Penn’s troubled debt restructured loans totaled $8,746,000, of which six loans totaling $2,035,000, represented accruing impaired loans in compliance with the terms of the modification.  Of the $2,035,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $71,000 and the other three are accruing impaired commercial real estate loans spread among two relationships totaling $1,964,000.  The remaining $6,711,000, representing fourteen loans among nine relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships account for $4,680,000 of the $6,711,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of December 31, 2014, charge-offs associated with troubled debt restructured loans while under forbearance agreement totaled $87,000.  As of December 31, 2014, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2014.  One forbearance agreement was negotiated during 2008, ten forbearance agreements were negotiated during 2009, one was negotiated during 2010, four were negotiated during 2013, and four were negotiated during 2014.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

There were no loans modified in 2015 and four loans modified in 2014 that resulted in troubled debt restructurings.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2014.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2014	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	2	$1,057	$757	$734
Residential mortgage	1	540	540	520
Home equity	1	50	7	5
	4	$1,647	$1,304	$1,259

The following table provides activity for the accretable yield of purchased impaired loans for the year ended December 31, 2015.

(Dollars in thousands)
Accretable yield, January 1, 2015	$-
Acquisition of impaired loans	458
Accretable yield amortized to interest income	(280)
Accretable yield, December 31, 2015	$178

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  The aggregate amount of these loans was $10,657,000 and $6,559,000 at December 31, 2015 and 2014, respectively.  $2,096,000 of this increase is from the addition of Phoenix’s related party loans.  During 2015, $5,441,000 of new loans and advances were extended and repayments totaled $3,440,000.  None of these loans were past due, in nonaccrual status, or restructured at December 31, 2015.

(9)           Bank Premises and Equipment

At December 31, 2015 and 2014, bank premises and equipment are as follows:

(Dollars in thousands)	2015	2014
Land	$2,906	$2,712
Buildings	10,789	10,116
Furniture, fixtures, and equipment	8,742	7,236
Leasehold improvements	1,212	826
Construction in progress	18	497
	23,667	21,387
Less accumulated depreciation	(9,674)	(9,162)
	$13,993	$12,225

Depreciation expense was $1,485,000 in 2015, $1,235,000 in 2014, and $1,250,000 in 2013.

(10)         Deposits

At December 31, 2015 and 2014, time deposits amounted to $160,849,000 and $124,785,000, respectively.  Interest expense on such certificates of deposit amounted to $1,920,000, $1,971,000, and $2,568,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  The aggregate amount of demand deposit overdrafts that were reclassified as loans were $567,000 at December 31, 2015, compared to $192,000 as of December 31, 2014

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

These time deposits at December 31, 2015, mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $250,000	$250,000 or more
Maturing in 2016	$62,867	$5,836
Maturing in 2017	36,958	2,654
Maturing in 2018	13,459	2,037
Maturing in 2019	17,014	3,201
Maturing in 2020	14,760	1,230
Maturing thereafter	833	-
	$145,891	$14,958

Brokered deposits included in the time deposit totals equaled $11,168,000, at December 31, 2015 and $4,462,000 at December 31, 2014.  Included in the $11,168,000 is $6,221,000 in brokered certificates of deposit Mid Penn acquired from Phoenix.  Deposits and other funds from related parties held by Mid Penn at December 31, 2015 and 2014 amounted to $17,163,000 and $9,987,000, respectively.

(11)         Short-term Borrowings

Short-term borrowings generally have terms of less than a week.  Mid Penn’s short-term borrowings consist of federal funds purchased totaling  $31,596,000 with a rate of 0.40% at December 31, 2015 and $578,000 with a rate of 0.24% at December 31, 2014.  The Bank also has short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $342,362,000 at December 31, 2015, upon satisfaction of any stock purchase requirements of the FHLB, and unused overnight lines of credit with correspondent banks amounting to $15,000,000 at December 31, 2015.

(12)         Long-term Debt

The Bank is a member of the FHLB and through its membership, the Bank can access a number of credit products, which are utilized to provide liquidity.  As of December 31, 2015 and 2014, the Bank had long-term debt in the amount of $40,305,000 and $52,961,000, respectively, consisting of:

(Dollars in thousands)	At December 31,
	2015	2014
Loans maturing in 2015 with rates ranging from 0.58% to 4.18%	$-	$15,000
Loans maturing in 2016 with rates ranging from 0.54% to 1.08%	26,521	25,000
Loans maturing in 2017 at a rate of 3.03%	1,016	-
Loan maturing in 2019 at a rate of 1.87%	10,000	10,000
Loan maturing in 2026 at a rate of 4.80%	2,703	2,892
Loan maturing in 2027 at a rate of 6.71%	65	69
	$40,305	$52,961

The aggregate amounts due on long-term debt subsequent to December 31, 2015 are $26,724,000 (2016), $1,229,000 (2017), $223,000 (2018), $10,235,000 (2019), $246,000 (2020), and $1,648,000 thereafter.

(13)        Subordinated Debt

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of its Notes due 2025.  The Notes are treated as Tier 2 capital for regulatory capital purposes.

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.0%.  Interest will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016. The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9,

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or Mid Penn Bank, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership or similar event.

(14)        Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 for the years ended December 31, 2015 or 2014. The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$26,990	$-	$26,990	$-
Mortgage-backed U.S. government agencies	38,804	-	38,804	-
State and political subdivision obligations	66,617	-	66,617	-
Equity securities	3,310	1,240	2,070	-
	$135,721	$1,240	$134,481	$-

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,066	$-	$27,066	$-
Mortgage-backed U.S. government agencies	33,776	-	33,776	-
State and political subdivision obligations	79,171	-	79,171	-
Equity securities	1,621	561	1,060	-
	$141,634	$561	$141,073	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,088	$-	$-	$2,088
Foreclosed Assets Held for Sale	453	-	-	453
Mortgage Servicing Rights	174	-	-	174

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

		Fair value measurements at December 31, 2014 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,664	$-	$-	$6,664
Foreclosed Assets Held for Sale	142	-	-	142
Mortgage Servicing Rights	187	-	-	187

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,088	Appraisal of collateral (1)	Appraisal adjustments (2)	11% - 60%	30%
Foreclosed Assets Held for Sale	453	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	17% - 27%	26%
Mortgage Servicing Rights	174	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	360%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2014	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,664	Appraisal of collateral (1)	Appraisal adjustments (2)	10% - 95%	32%
Foreclosed Assets Held for Sale	142	Appraisal of collateral (1), (3)	Appraisal adjustments (2)	15% - 40%	27%
Mortgage Servicing Rights	187	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	353%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

Impaired Loans (included in “Net Loans and Leases” in the following tables):

Mid Penn’s rating system assumes any loans classified as substandard nonaccrual to be impaired, and most of these loans are considered collateral dependent; therefore, most of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate as soon as practically possible of the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until Mid Penn is in receipt of the updated valuation.

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

Long-term and Subordinated Debt:

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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2015 and 2014.

(Dollars in thousands)	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$13,284	$13,284	$9,882	$9,882
Interest-bearing time balances with other financial institutions	4,317	4,317	5,772	5,772
Available for sale investment securities	135,721	135,721	141,634	141,634
Net loans and leases	733,023	738,773	564,817	572,487
Restricted investment in bank stocks	4,266	4,266	3,181	3,181
Accrued interest receivable	3,813	3,813	3,058	3,058
Mortgage servicing rights	174	174	187	187

Financial liabilities:
Deposits	$777,043	$777,320	$637,922	$639,226
Short-term borrowings	31,596	31,596	578	578
Long-term debt	40,305	39,626	52,961	52,514
Subordinated debt	7,500	7,500
Accrued interest payable	390	390	349	349

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2015 and 2014.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, short-term borrowings, and subordinated debt.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  The following tables exclude financial instruments for which the placement in the fair value hierarchy has been disclosed elsewhere or for which the carrying amount approximates fair value.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$733,023	$738,773	$-	$-	$738,773

Financial instruments - liabilities
Deposits	$777,043	$777,320	$-	$777,320	$-
Long-term debt	40,305	39,626	-	39,626	-

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2014	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$564,817	$572,487	$-	$-	$572,487

Financial instruments - liabilities
Deposits	$637,922	$639,226	$-	$639,226	$-
Long-term debt	52,961	52,514	-	52,514	-

(15)        Postretirement Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit Plan for directors.  The Plan provides defined benefits based on years of service.

Mid Penn also has other postretirement benefit Plans covering full-time employees.  These health care and life insurance Plans are noncontributory.

The significant aspects of each Plan are as follows:

(a)	Health Insurance

For full-time employees who retire after at least 20 years of service, Mid Penn will reimburse up to $5,000 in premiums for major medical insurance for a period ending on the earlier of the date the participant obtains other employment where major medical coverage is available or the date of the participant's death; however, in all cases payment of medical premiums by Mid Penn will not exceed five years.  If the retiree becomes eligible for Medicare within the five-year period beginning on his/her retirement date, the Bank will reimburse up to $5,000 in premiums for Medicare Advantage or a similar supplemental coverage.  After the five-year period has expired, all Mid Penn paid benefits cease; however, the retiree may continue coverage through the Bank at his/her own expense.  This Plan was amended in 2008 to encompass only those employees that had achieved ten years of full-time continuous service to Mid Penn as of January 1, 2008.  Employees hired after that date and those that had not achieved the service requirements are not eligible for the Plan.

(b)	Life Insurance

For full-time employees who retire after at least 20 years of service, Mid Penn will provide term life insurance.  The amount of coverage prior to age 65 will be three times the participant's annual salary at retirement or $50,000, whichever is less.  After age 65, the life insurance coverage amount will decrease by 10% per year, subject to a minimum amount of $5,000.

(c)	Directors’ Retirement Plan

Mid Penn has an unfunded defined benefit retirement Plan for directors with benefits based on years of service.  The adoption of this Plan generated unrecognized prior service cost of $274,000, which is being amortized over the expected future years of service of active directors.  The unamortized balance at December 31, 2015, was $64,000.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Health and Life

The following tables provide a reconciliation of the changes in the Plan’s health and life insurance benefit obligations and fair value of Plan assets for the years ended December 31, 2015 and 2014, and a statement of the funded status at December 31, 2015 and 2014.

(Dollars in thousands)	December 31,
Change in benefit obligations:	2015	2014
Benefit obligations, January 1	$861	$836
Service cost	13	13
Interest cost	32	38
Actuarial gain	(24)	(26)
Change in assumptions	(4)	40
Change due to plan amendment	(244)	-
Benefit payments	(62)	(40)
Benefit obligations, December 31	$572	$861

Change in fair value of plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	62	40
Benefit payments	(62)	(40)
Fair value of plan assets, December 31	$-	$-

Funded status at year end	$(572)	$(861)

Mid Penn has capped the benefit to future retirees under its post-retirement health benefit plan.  Employees who had achieved ten years of service as of January 1, 2008 and subsequently retire after at least 20 years of service are eligible for reimbursement of major medical insurance premiums up to $5,000, if the employee has not yet reached age 65.  Upon becoming eligible for Medicare, Mid Penn will reimburse up to $5,000 in premiums for Medicare Advantage or a similar supplemental coverage.  The maximum reimbursement period will not exceed five years regardless of retirement age and will end upon the participant obtaining other employment where major medical coverage is available or the participant’s death.

The amount recognized in the consolidated balance sheet at December 31, 2015 and 2014, is as follows:

(Dollars in thousands)	2015	2014
Accrued benefit liability	$572	$861

The amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2015	2014
Net gain, pretax	$(47)	$(19)
Net prior service cost, pretax	(244)	-

The accumulated benefit obligation for health and life insurance plans was $572,000 and $861,000 at December 31, 2015 and 2014, respectively.

There will be no estimated prior service costs amortized from accumulated other comprehensive income into net periodic benefit cost during 2016.

The components of net periodic postretirement benefit cost for 2015, 2014 and 2013 are as follows:

(Dollars in thousands)	2015	2014	2013
Service cost	$13	$13	$17
Interest cost	32	38	34
Amortization of prior service cost	-	(1)	(1)
Net periodic postretirement benefit cost	$45	$50	$50

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2015 and 2014 are as follows:

Weighted-average assumptions:	2015	2014
Discount rate	4.25%	4.00%
Rate of compensation increase	3.25%	3.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

Weighted-average assumptions:	2015	2014	2013
Discount rate	4.00%	4.75%	4.00%
Rate of compensation increase	3.00%	3.75%	3.00%

Assumed health care cost trend rates at December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Health care cost trend rate assumed for next year	5.50%	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the
ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2016	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care Plans.  At December 31, 2015, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$4	$3
Effect on accumulated postretirement benefit obligation	3	2

Mid Penn expects to contribute $66,000 to its life and health benefit Plans in 2016.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)
1/1/2016 to 12/31/2016	$66
1/1/2017 to 12/31/2017	57
1/1/2018 to 12/31/2018	60
1/1/2019 to 12/31/2019	64
1/1/2020 to 12/31/2020	44
1/1/2021 to 12/31/2025	195

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit Plan’s benefit obligations and fair value of Plan assets for the years ended December 31, 2015 and 2014 and a statement of the status at December 31, 2015 and 2014.  This Plan is unfunded.

(Dollars in thousands)	December 31,
Change in benefit obligations:	2015	2014
Benefit obligations, January 1	$1,186	$1,130
Service cost	33	33
Interest cost	45	51
Actuarial (gain) loss	(8)	(8)
Change in assumptions	(16)	69
Benefit payments	(90)	(89)
Benefit obligations, December 31	$1,150	$1,186

Change in fair value of plan assets:
Fair value of plan assets, January 1	$-	$-
Employer contributions	90	89
Benefit payments	(90)	(89)
Fair value of plan assets, December 31	$-	$-

Funded status at year end	$(1,150)	$(1,186)

Amounts recognized in the consolidated balance sheet at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014
Accrued benefit liability	$1,150	$1,186

Amounts recognized in accumulated other comprehensive income consist of:

(Dollars in thousands)	December 31,
	2015	2014
Net prior service cost, pretax	$64	$86
Net loss, pretax	77	101

The accumulated benefit obligation for the retirement Plan was $1,150,000 at December 31, 2015 and $1,186,000 at December 31, 2014.

The estimated prior service costs that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2016 is $21,525.

The components of net periodic retirement cost for 2015, 2014 and 2013 are as follows:

(Dollars in thousands)	2015	2014	2013
Service cost	$33	$33	$32
Interest cost	45	51	44
Amortization of prior-service cost	22	22	22
Net periodic retirement cost	$100	$106	$98

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2015 and 2014 are as follows:

Weighted-average assumptions:	2015	2014
Discount rate	4.25%	4.00%
Change in consumer price index	2.25%	2.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013 are as follows:

Weighted-average assumptions:	2015	2014	2013
Discount rate	4.00%	4.75%	4.00%
Change in consumer price index	2.25%	2.75%	2.00%

Mid Penn expects to contribute $93,000 to its retirement Plan in 2016.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)
1/1/2016 to 12/31/2016	$93
1/1/2017 to 12/31/2017	96
1/1/2018 to 12/31/2018	99
1/1/2019 to 12/31/2019	98
1/1/2020 to 12/31/2020	100
1/1/2021 to 12/31/2025	504

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,764,000 and $3,689,000 at December 31, 2015 and 2014, respectively.

(16)        Other Benefit Plans

(a)	401(k) Plan

The Bank has a 401(k) plan that covers substantially all full-time employees.  The Plan allows employees to contribute a portion of their salaries and wages to the Plan.  The Plan provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the Plan was $321,000, $216,000, and $129,000 for the years ending December 31, 2015, 2014, and 2013, respectively.

(b)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees.  The Bank did not contribute to the Plan in 2015, 2014, or 2013.

(c)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows an executive officer to defer compensation for a specified period in order to provide future retirement income.  The only participant in the Plan is a former executive officer.  The Bank accrued a liability for the Plan of approximately $160,000 at December 31, 2015 and $177,000 at December 31, 2014.  The expense related to the Plan was $9,000 in 2015, $6,000 in 2014, and $0 in 2013.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of fees for a specified period in order to provide future retirement income.  At December 31, 2015 and 2014, the Bank accrued a liability of approximately $523,000 and $453,000, respectively, for this Plan.  The expense related to the Plan in 2015 and 2014 was $17,000 and $16,000, respectively.  Income of $11,000 was recorded in 2013.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

(d)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2015 and 2014, the Bank accrued a liability of approximately $237,000 and $221,000, respectively, for the Agreement.  The expense related to the Agreement was $16,000 for 2015, $15,000 for 2014, and $14,000 for 2013.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which informally funds the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,253,000 and $1,215,000 at December 31, 2015 and 2014, respectively.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2015 and 2014, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,806,000 and $1,776,000, respectively.  Mid Penn also acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender value of $3,749,000 at December 31, 2015.

(f)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The Plan allows employees to use a portion of their salaries and wages to purchase common shares of Mid Penn stock at the market value of shares at the end of each calendar quarter.

(17)         Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2015 and 2014.

(Dollars in thousands)	2015	2014
Deferred tax assets:
Allowance for loan and lease losses	$2,097	$2,283
Loan fees	79	68
Deferred compensation	313	289
Benefit plans	586	696
Nonaccrual interest	554	955
Phoenix adjustments	1,166	-
Other	170	111
	4,965	4,402

Deferred tax liabilities:
Depreciation	(1,074)	(801)
Bond accretion	(111)	(106)
Goodwill and intangibles	(472)	(264)
Unrealized gain on securities	(806)	(837)
Prepaid expenses	(240)	(266)
Phoenix adjustments	(428)	-
Other	(13)	(3)
	(3,144)	(2,277)
Deferred tax asset, net	$1,821	$2,125

The Phoenix adjustments included in deferred tax assets consisted of a  $409,000 general loan credit adjustment,  $259,000 fixed asset mark, $204,000 specific loan credit adjustment, $103,000 net operating loss carry forward, $88,000 in disallowed charitable contributions, $63,000 for Phoenix’s Split Dollar Life Plan, and $40,000 in other deferred tax asset adjustments.  The Phoenix adjustments included in deferred tax liabilities included a  $166,000 core deposit intangible adjustment, $144,000 unearned discount and deferred loan fees adjustment,  $68,000 general loan interest mark, and $50,000 reserve for loan losses method adjustment.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

In assessing the realizability of federal or state deferred tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets.

The provision for income taxes consists of the following:

(Dollars in thousands)	2015	2014	2013
Current	$647	$1,574	$1,009
Deferred	997	(112)	192
Total provision for income taxes	$1,644	$1,462	$1,201

A reconciliation of income tax at the statutory rate of 34% to Mid Penn's effective rate is as follows:

(Dollars in thousands)	2015	2014	2013
Provision at the expected statutory rate	$2,779	$2,435	$2,088
Effect of tax-exempt income	(1,105)	(1,086)	(873)
Effect of investment in life insurance	(91)	(68)	(78)
Nondeductible interest	37	42	40
Nondeductible merger and acquisition expense	34	163	-
Other items	(10)	(24)	24
Provision for income taxes	$1,644	$1,462	$1,201

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2015, 2014, or 2013.  There were no amounts accrued for interest and penalties at December 31, 2015 or 2014.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania.  With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2012.

(18)         Regulatory Matters

Mid Penn Bancorp, Inc., is a bank holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 capital to average assets and of total capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2015 and December 31, 2014, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to Mid Penn. The amendments implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes "capital" for purposes of calculating those ratios.

The new minimum capital level requirements applicable to Mid Penn include: (i) a new common equity Tier I capital ratio of 4.5%; (ii) a Tier I capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0% (unchanged from current rules); and (iv) a Tier I leverage ratio of 4.0% for all institutions.  The amended rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier I capital ratio of 7.0%; (ii) a Tier I capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.  An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances.  The amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  At December 31, 2015, $1,346,000 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2015, and December 31, 2014, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Corporation
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$64,089	7.3%	$35,098	4.0%	$	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	31,731	4.5%		N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	42,308	6.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	77,852	11.0%	56,410	8.0%		N/A	N/A

Bank
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$70,351	7.8%	$36,245	4.0%		$45,306	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	31,698	4.5%		45,786	6.5%
Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	42,264	6.0%		56,352	8.0%
Total Capital (to Risk Weighted Assets)	76,614	10.9%	56,352	8.0%		70,440	10.0%

Corporation
As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,560	7.4%	$30,429	4.0%	$	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	56,560	10.1%	22,295	4.0%		N/A	N/A
Total Capital (to Risk Weighted Assets)	63,336	11.4%	44,590	8.0%		N/A	N/A

Bank
As of December 31, 2014:
Tier 1 Capital (to Average Assets)	$56,647	7.5%	$30,360	4.0%		$37,950	5.0%
Tier 1 Capital (to Risk Weighted Assets)	56,647	10.2%	22,295	4.0%		33,442	6.0%
Total Capital (to Risk Weighted Assets)	63,423	11.4%	44,590	8.0%		55,737	10.0%

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

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2015 and 2014 for guarantees under letters of credit issued is not material.

As of December 31, 2015, commitments to extend credit amounted to $157,338,000 and standby letters of credit amounted to $15,805,000.  As of December 31, 2014, commitments to extend credit amounted to $125,279,000 and standby letters of credit amounted to $9,837,000.

Additionally, Mid Penn has committed to fund and sell qualifying residential mortgage loans to the FHLB on a best efforts basis through the Mortgage Partnership Finance Program.  The Program can be terminated by either the FHLB or Mid Penn, with our without cause, by giving notice to the other party.  The FHLB has no obligation to commit to purchase any mortgage through, or from, Mid Penn.  If Mid Penn fails to meet its commitment to deliver mortgages in an amount equal to, and prior to the expiration of a Delivery Commitment, a fee may be assessed.  Mid Penn committed to fund and sell $10,000,000 from May 14, 2015 to May 13, 2016.  As of December 31, 2015, $5,805,000 remained to be delivered on that commitment.  Mid Penn committed to fund and sell $15,000,000 in qualifying residential mortgage loans to the FHLB from May 14, 2014 to May 13, 2015.  As of December 31, 2014, $7,558,000 remained to be delivered on that commitment.

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

As of December 31, 2015, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in Central Pennsylvania, specifically within the Bank's trading area made up of eastern Cumberland, Dauphin, northwestern Lancaster, western Luzerne, southern Northumberland, and western Schuylkill Counties.

The Bank's highest concentrations of credit within the loan portfolio are in the areas of commercial real estate financing (48.1%) as of December 31, 2015.

(20)         Commitments and Contingencies

Operating Leases:

Mid Penn entered into a non-cancelable operating lease agreement to lease approximately 2,500 square feet of retail banking space in the downtown Harrisburg area through July 2020.  This lease has an escalation clause increasing the annual base rent by 3.0% each year, which began August 1, 2015.  Mid Penn also has a non-cancelable lease on a drive-up ATM site in Halifax, PA that runs through October 2018.  Mid Penn has a non-cancelable operating lease agreement with a related party to lease approximately 5,900 square feet of office space on Derry Street in Harrisburg.  The initial term ended in November 2014.  Mid Penn has the option to renew this lease for two additional three-year periods and has exercised the first of these options, extending the term of the lease through November 2017.

Mid Penn entered into a non-cancelable operating lease agreement to lease two office suites; one approximately 2,350 square feet and the second approximately 7,000 square feet, on North Front Street in Harrisburg.  The initial lease term extends through February 2020 and can be renewed for one additional three-year period.  This lease has an escalation clause increasing the annual base rent by 2.0% each year.  Mid Penn has a non-cancelable operating lease agreement with a related party to lease a retail banking property located on Simpson Ferry Road in Mechanicsburg, with the initial term of 20 years.  Mid Penn has the option to renew this lease for two additional five-year periods.  This lease has an escalation clause increasing the annual base rent by 2.0% each year.  Mid Penn also has a non-cancelable operating lease agreement to lease a retail banking property located on South Market Street in Elizabethtown, with the initial term extending through December 2019.  Mid Penn has the option to renew this lease for two additional five-year terms.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Through the acquisition of Phoenix, Mid Penn assumed four additional operating leases.  The first is a non-cancelable operating lease agreement to lease a retail banking property located on Main Street in Conyngham with the initial term extending through July 2020.  Mid Penn has the option to renew this lease for three additional five-year terms.  The second and third are non-cancelable operating lease agreements with a related party to lease approximately 6,000 square feet and an additional 3,000 square feet of office space on Route 61 South in Rockwood.  The initial lease terms extend through March 2021.  Mid Penn has the option to renew these leases for two additional five-year terms.  Both leases contain escalation clauses stating the annual rent payment is the greater of either the rent payment listed in the lease or the base rent increased by the change in the Consumer Price Index (“CPI”) during the year.  The fourth is a non-cancelable operating lease agreement with a related party to lease a retail banking property located on South Lehigh Avenue in West Mahanoy Township with the initial term equal to the lessor’s amortization term for the lessor’s property development loan with Mid Penn.  Mid Penn has the option to renew for two successive five-year terms.  This lease has an escalation clause effective after the end of the lessor’s original loan amortization, which increases the annual base rate by the change in the CPI during the year.

Minimum future rental payments under these operating leases as of December 31, 2015 are as follows:

(Dollars in thousands)
	Lease Obligation	Obligation to Related Parties
2016	715	319
2017	734	325
2018	745	329
2019	746	332
2020	438	335
thereafter	4,556	4,556
	$7,934	$6,196

Rental expense in connection with leases in 2015, 2014, and 2013 were $627,000, $151,000, and $121,000, respectively.

Litigation:

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(21)         Common Stock

Under Mid Penn’s amended and restated dividend reinvestment plan (“DRIP”), 330,750 of Mid Penn’s authorized but unissued common stock are reserved for issuance.  The DRIP also allows for voluntary cash payments within specified limits, for the purchase of additional shares.

On June 25, 2014, the 2014 Restricted Stock Plan was registered, which awards shall not exceed, in the aggregate 100,000 shares of common stock.  The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.  The Plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.  Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of December 31, 2015, 8,975 shares have been granted under the plan, which resulted in $27,000 in compensation expense in 2015, while there was no compensation expense in 2014 or 2013.  On August 27, 2015, 875 of the granted shares vested.  At December 31, 2015, there was $123,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost is expected to be recognized through July 2019.

(22)         Preferred Stock

Series B Preferred Stock

Between September 26, 2012 and January 3, 2013, Mid Penn issued, via a private placement, 5,000 shares of its 7% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B Preferred Stock, resulting in total gross proceeds of $5,000,000.  On December 9, 2015, Mid Penn, using a portion of the proceeds from the offering of the Notes, redeemed all of its issued and outstanding shares of Series B Preferred Stock at a price equal to $1,024.67 per share, which is equal to $1,020 per share plus an amount equal to declared but unpaid dividends on December 9, 2015, for a total redemption price of $5,123,000.

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

Small Business Lending Fund Preferred Shares

On March 1, 2015, Mid Penn assumed all of the issued and outstanding shares of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund and issued 1,750 shares of SBLF Preferred Shares that had a $1,000 liquidation preference per share, to the Treasury.  The SBLF Preferred Shares qualified as Tier 1 capital and had terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.  Mid Penn paid noncumulative dividends payable quarterly on January 1, April 1, July 1, and October 1.  The dividend rate was 1.00% per annum for payment dates up to January 19, 2016.

On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of the Notes, redeemed all of the outstanding shares of its SBLF Preferred Shares, which were held by the Treasury for an aggregate redemption price of $1,754,000, including accrued but unpaid dividends.

(23)          Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$564	$554
Equity investments	626	-
Investment in subsidiaries	76,334	59,217
Other assets	100	-
Total assets	$77,624	$59,771

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$7,500	$-
Other liabilities	56	641
Shareholders' equity	70,068	59,130
Total liabilities and shareholders' equity	$77,624	$59,771

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2015	2014	2013
Income
Dividends from subsidiaries	$5,662	$2,325	$1,237
Other income	19	-	-
Total Income	5,681	2,325	1,237

Expense
Other expenses	(695)	(716)	(184)
Total Expense	(695)	(716)	(184)

Income before income tax and equity in undistributed earnings (loss) of subsidiaries	4,986	1,609	1,053
Equity in undistributed earnings of subsidiaries	1,346	4,012	3,823

Income before income tax	6,332	5,621	4,876
Income tax benefit	196	80	63

Net income	6,528	5,701	4,939
Series A preferred stock dividends & discount accretion	-	-	14
Series B preferred stock dividends and redemption premium	473	350	309
Series C preferred stock dividends	17
Net income available to common shareholders	$6,038	$5,351	$4,616
Comprehensive income	$6,827	$8,086	$1,774

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,528	$5,701	$4,939
Equity in undistributed earnings of subsidiaries	(1,346)	(4,012)	(3,823)
(Increase) decrease in other assets	(14)	8	3
(Decrease) increase in other liabilities	(665)	292	334
Net cash provided by operating activities	4,503	1,989	1,453
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	(2,949)	-	-
Net cash used in investing activities	(2,949)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(2,175)	(1,925)	(1,181)
Series B preferred stock issuance, net of costs	-	-	120
Series B preferred stock redemption premium	(100)	-	-
Series B preferred stock redemption	(5,000)	-	-
Series C preferred stock redemption	(1,750)	-	-
Employee Stock Purchase Plan	66	53	55
Warrant repurchase	-	-	(58)
Deferred financing fees paid for subordinated debt issuance	(85)	-	-
Subordinated debt issuance	7,500	-	-
Net cash used in financing activities	(1,544)	(1,872)	(1,064)
Net increase in cash and cash equivalents	10	117	389
Cash and cash equivalents, beginning of year	554	437	48
Cash and cash equivalents, end of year	$564	$554	$437

(24)          Recent Accounting Pronouncements

ASU 2016-02:  The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02,  Leases.

In February 2016, the FASB issued ASU No. 2016-02,  Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing. If the lessor doesn’t convey risks and rewards or control, an operating lease results.

The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  A modified retrospective transition approach is also required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

Mid Penn is evaluating the effects this Update will have on its consolidated financial statements.

ASU 2016-01:  The FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.

This Update requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting.  The Update allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment.  The Update also requires public companies to use exit prices to measure the fair value of financial instruments, eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

amortized cost, and requires separate presentation of financials assets and liabilities based on form and measurement category.  In addition, for liabilities measured a fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI.  This Update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

Mid Penn is currently evaluating this Update to determine the impact on its consolidated financial statements.

ASU 2014-09:  The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Mid Penn is evaluating the effects this Update will have on its consolidated financial statements.

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

Mid Penn is evaluating the effects this Update will have on its consolidated financial statements.

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

The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

The adoption of this guidance was not material to the consolidated financial statements.

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

Mid Penn early adopted this guidance in 2015.  The adoption of this guidance was not material to the consolidated financial statements.

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

The adoption of this guidance was not material to the consolidated financial statements.

ASU 2014-04:  The FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).

MID PENN BANCORP, INC.                                     Notes to Consolidated Financial Statements

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

The adoption of this guidance was not material to the consolidated financial statements.

(25)         Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2015 and 2014.

(Dollars in thousands, except per share data)	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$8,158	$9,644	$9,339	$9,349
Interest Expense	1,120	1,158	1,150	1,179
Net Interest Income	7,038	8,486	8,189	8,170
Provision for Loan and Lease Losses	300	300	265	200
Net Interest Income After Provision for Loan Losses	6,738	8,186	7,924	7,970
Noninterest Income	949	1,093	1,085	960
Gain on sale / call of securities
Noninterest Expense	6,640	6,642	6,569	6,882
Income Before Provision for Income Taxes	1,047	2,637	2,440	2,048
Provision for Income Taxes	84	593	546	421
Net Income	963	2,044	1,894	1,627
Series B Preferred Stock Dividends and Redemption Premium	87	88	88	210
Series C Preferred Stock Dividends	-	4	4	9
Net Income Available to Common Shareholders	$876	$1,952	$1,802	$1,408
Per Share Data:
Basic Earnings Per Share	$0.23	$0.46	$0.43	$0.35
Diluted Earnings Per Share	0.23	0.46	0.43	0.35
Cash Dividends	0.10	0.10	0.12	0.12

(Dollars in thousands, except per share data)	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$7,380	$7,870	$7,633	$7,744
Interest Expense	1,108	1,119	1,089	1,111
Net Interest Income	6,272	6,751	6,544	6,633
Provision for Loan and Lease Losses	547	275	395	400
Net Interest Income After Provision for Loan Losses	5,725	6,476	6,149	6,233
Noninterest Income	894	774	741	839
Gain on sale / call of securities
Noninterest Expense	4,738	5,068	4,929	5,933
Income Before Provision for Income Taxes	1,881	2,182	1,961	1,139
Provision for Income Taxes	370	475	366	251
Net Income	1,511	1,707	1,595	888
Preferred Stock Dividends and Discount Accretion	87	88	88	87
Net Income Available to Common Shareholders	$1,424	$1,619	$1,507	$801
Per Share Data:
Basic Earnings Per Share	$0.41	$0.46	$0.43	$0.23
Diluted Earnings Per Share	0.41	0.46	0.43	0.23
Cash Dividends	0.05	0.10	0.10	0.20

MID PENN BANCORP, INC.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Interim Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2015.  Based upon that evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded, as of December 31, 2015,  that, Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2015.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Management has concluded that Mid Penn’s internal control over financial reporting, as of December 31, 2015, is effective based on those criteria.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,975	- (1)	91,025
Equity compensation plans not approved by security holders	-	-	-
Total	8,975	-	91,025

(1)

All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock.  Accordingly, they were not included in calculating the weighted-average exercise price as they are issued in the form shares of common stock for no consideration.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

MID PENN BANCORP, INC.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 3:  Ratification of the Appointment of BDO USA, LLP as the Corporation’s Independent Registered Public Accounting firm for 2016” of Mid Penn’s definitive proxy statement to be used in connection with the 2016 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

3.  The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)	The Registrant’s amended Articles of Incorporation.
3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2010.)
10.1	Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the SEC on March 10, 2008.)*
10.2	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)
10.3	Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan. (Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 27, 2014.)*
10.4	Form of Mid Penn Bancorp, Inc. Restricted Stock Agreement.*
10.5

Assignment and Assumption Agreement, dated as of March 1, 2015, by and among Mid Penn Bancorp, Inc., Phoenix Bancorp, Inc., the Secretary of the Treasury, and the related Small Business Lending Fund-Securities Purchase Agreement, effective July 19, 2011, by and between the U.S. Department of the Treasury and Phoenix Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on March 20, 2015)

11	Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)
12	Statements re: Computation of Ratios. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)
21	Subsidiaries of Registrant.
23	Consent of BDO USA, LLP.

MID PENN BANCORP, INC.

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
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Rory G. Ritrievi Rory G. Ritrievi President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2016
By: /s/ Edward P. Williams Edward P. Williams Interim Principal Financial and Accounting Officer	March 17, 2016
By: /s/ Robert A. Abel Robert A. Abel, Director	March 17, 2016
By: /s/ Steven T. Boyer Steven T. Boyer, Director	March 17, 2016
By: /s/ Matthew G. DeSoto Matthew G. DeSoto, Director	March 17, 2016
By: /s/ Robert C. Grubic Robert C. Grubic, Director	March 17, 2016
By: /s/ Gregory M. Kerwin Gregory M. Kerwin, Director	March 17, 2016
By: /s/ Robert E. Klinger Robert E. Klinger, Director	March 17, 2016
By: /s/ Vincent J. Land Vincent J. Land, Director	March 17, 2016
By: /s/ Robert J. Moisey Robert J. Moisey, Director	March 17, 2016
By: /s/ Theodore W. Mowery Theodore W. Mowery, Director	March 17, 2016
By: /s/ John E. Noone John E. Noone, Director	March 17, 2016
By:/s/ Noble C. Quandel, Jr. Noble C. Quandel, Jr., Director	March 17, 2016
By:/s/ William A. Specht, III William A. Specht, Director	March 17, 2016