Form 10-Q
period 2016-03-31
MID PENN BANCORP INC
filed 2016-05-12
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 12, 2016, the registrant had 4,227,981 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

TABLE OF CONTENTS

PART 1 – FINANCIAL INFORMATION	2
Item 1 – Financial Statements	2
Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited)	2
Consolidated Statements of Income for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)	3
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)	4
Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3 – Quantitative and Qualitative Disclosures about Market Risk	46
Item 4 – Controls and Procedures	46
PART II – OTHER INFORMATION	47
Item 1 – Legal Proceedings	47
Item 1A – Risk Factors	47
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3 – Defaults upon Senior Securities	47
Item 4 – Mine Safety Disclosures	46
Item 5 – Other Information	46
Item 6 – Exhibits	47
Signatures	48

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.                                                                    Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except share data)	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$9,707	$12,329
Interest-bearing balances with other financial institutions	1,490	955
Federal funds sold	2,125	-
Total cash and cash equivalents	13,322	13,284
Interest-bearing time deposits with other financial institutions	2,332	4,317
Investment securities available for sale	161,910	135,721
Loans and leases, net of unearned interest	746,452	739,191
Less: Allowance for loan and lease losses	(6,439)	(6,168)
Net loans and leases	740,013	733,023
Bank premises and equipment, net	13,728	13,993
Cash surrender value of life insurance	12,586	12,516
Restricted investment in bank stocks	2,871	4,266
Foreclosed assets held for sale	794	1,185
Accrued interest receivable	3,919	3,813
Deferred income taxes	1,466	1,821
Goodwill	3,918	3,918
Core deposit and other intangibles, net	627	665
Other assets	3,408	3,116
Total Assets	$960,894	$931,638
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$107,369	$103,721
Interest bearing demand	275,011	247,356
Money Market	224,656	208,386
Savings	59,147	56,731
Time	166,398	160,849
Total Deposits	832,581	777,043
Short-term borrowings	-	31,596
Long-term debt	40,250	40,305
Subordinated debt	7,407	7,414
Accrued interest payable	586	390
Other liabilities	8,848	4,822
Total Liabilities	889,672	861,570
Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares;
4,227,981 and 4,226,717 shares issued and outstanding at
March 31, 2016 and at December 31, 2015, respectively	4,228	4,227
Additional paid-in capital	40,585	40,559
Retained earnings	24,345	23,470
Accumulated other comprehensive income	2,064	1,812
Total Shareholders’ Equity	71,222	70,068
Total Liabilities and Shareholders' Equity	$960,894	$931,638

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                                        Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2016	2015
INTEREST INCOME
Interest & fees on loans and leases	$8,807	$7,154
Interest on interest-bearing balances	7	11
Interest and dividends on investment securities:
U.S. Treasury and government agencies	322	331
State and political subdivision obligations, tax-exempt	464	531
Other securities	94	131
Interest on federal funds sold and securities purchased under agreements to resell	3	-
Total Interest Income	9,697	8,158
INTEREST EXPENSE
Interest on deposits	1,039	914
Interest on short-term borrowings	13	11
Interest on long-term debt	230	195
Total Interest Expense	1,282	1,120
Net Interest Income	8,415	7,038
PROVISION FOR LOAN AND LEASE LOSSES	340	300
Net Interest Income After Provision for Loan and Lease Losses	8,075	6,738
NONINTEREST INCOME
Income from fiduciary activities	106	127
Service charges on deposits	155	150
Net gain on sales of investment securities	-	177
Earnings from cash surrender value of life insurance	70	56
Mortgage banking income	186	67
ATM debit card interchange income	200	155
Merchant services income	67	50
Net gain on sales of SBA loans	190	-
Other income	258	167
Total Noninterest Income	1,232	949
NONINTEREST EXPENSE
Salaries and employee benefits	3,723	3,195
Occupancy expense, net	547	454
Equipment expense	435	313
Pennsylvania Bank Shares tax expense	203	115
FDIC Assessment	153	139
Legal and professional fees	202	143
Director fees and benefits expense	89	83
Marketing and advertising expense	84	88
Software licensing	331	319
Telephone expense	142	123
Loss on sale/write-down of foreclosed assets	104	32
Intangible amortization	37	9
Loan collection costs	39	80
Merger and acquisition expense	-	762
Other expenses	893	785
Total Noninterest Expense	6,982	6,640
INCOME BEFORE PROVISION FOR INCOME TAXES	2,325	1,047
Provision for income taxes	520	84
NET INCOME	1,805	963
Series B preferred stock dividends	-	87
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,805	$876

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.43	$0.23
Cash Dividends	$0.22	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                            Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015

Net income	$1,805	$963

Other comprehensive income:

Unrealized gains arising during the period on available for sale
securities, net of income taxes of $189 and $244, respectively	366	475

Reclassification adjustment for net gain on sales of available for sale securities
included in net income, net of income taxes of $0 and ($60), respectively (a)	-	(117)

Change in defined benefit plans, net of income taxes of ($56) and $1, respectively (b)	(114)	3

Total other comprehensive income	252	361

Total comprehensive income	$2,057	$1,324

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income

(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.            Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, January 1, 2016	$-	$4,227	$40,559	$23,470	$1,812	$70,068
Net income	-	-	-	1,805	-	1,805
Total other comprehensive income, net of taxes	-	-	-	-	252	252
Employee Stock Purchase Plan (1,264 shares)	-	1	18	-	-	19
Common stock dividends	-	-	-	(930)	-	(930)
Restricted stock compensation expense	-	-	8	-	-	8
Balance, March 31, 2016	$-	$4,228	$40,585	$24,345	$2,064	$71,222

Balance, January 1, 2015	$5,000	$3,498	$29,902	$19,217	$1,513	$59,130
Net income	-	-	-	963	-	963
Total other comprehensive income, net of taxes	-	-	-	-	361	361
Employee Stock Purchase Plan (1,013 shares)	-	1	15	-	-	16
Common stock dividends	-	-	-	(350)	-	(350)
Series B preferred stock dividends	-	-	-	(87)	-	(87)
SBLF preferred stock in connection with Phoenix acquisition	1,750	-	-	-	-	1,750
Common stock issued to Phoenix shareholders	-	724	10,568	-	-	11,292
Restricted stock compensation expense	-	-	8	-	-	8
Balance, March 31, 2015	$6,750	$4,223	$40,493	$19,743	$1,874	$73,083

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.                                                 Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net Income	$1,805	$963
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan and lease losses	340	300
Depreciation	419	314
Amortization of intangibles	37	13
Net amortization of security premiums	665	384
Gain on sales of investment securities	-	(177)
Earnings on cash surrender value of life insurance	(70)	(56)
SBA loans originated for sale	(2,500)	-
Proceeds from sales of SBA loans originated for sale	2,690	-
Gain on sale of loans	(190)	-
Loss on sale / write-down of foreclosed assets	104	32
Restricted stock compensation expense	8	8
Deferred income tax expense (benefit)	53	(76)
(Increase) decrease in accrued interest receivable	(106)	52
Increase in other assets	(290)	(47)
Increase in accrued interest payable	196	117
Increase (decrease) in other liabilities	4,026	(40)
Net Cash Provided By Operating Activities	7,187	1,787
Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	1,985	103
Proceeds from the maturity of investment securities	3,045	2,594
Proceeds from the sale of investment securities	-	16,091
Purchases of investment securities	(29,345)	(8,065)
Net cash received from acquisition	-	8,118
Redemptions of restricted investment in bank stock	1,395	173
Net increase in loans and leases	(7,359)	(13,579)
Purchases of bank premises and equipment	(154)	(393)
Proceeds from sale of foreclosed assets	315	27
Net Cash (Used In) Provided By Investing Activities	(30,118)	5,069
Financing Activities:
Net increase (decrease) in deposits	55,538	(2,114)
Net (decrease) increase in short-term borrowings	(31,596)	43
Series B preferred stock dividend paid	-	(87)
Common stock dividend paid	(930)	(350)
Employee Stock Purchase Plan	19	16
Long-term debt repayment	(62)	(51)
Net Cash Provided By (Used In) Financing Activities	22,969	(2,543)
Net increase in cash and cash equivalents	38	4,313
Cash and cash equivalents, beginning of year	13,284	9,882
Cash and cash equivalents, end of year	$13,322	$14,195

MID PENN BANCORP, INC.                                                 Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,086	$971
Income taxes paid	$200	$100

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$28	$216

Assets, Liabilities, and Equity in Connection with Merger:

Assets Acquired:
Securities	$-	$11,331
Loans	-	110,707
Restricted stock	-	509
Property and equipment	-	1,792
Accrued interest receivable	-	388
Core deposit and other intangible assets	-	578
Bank-owned life insurance	-	3,673
Other assets	-	933
	$-	$129,911

Liabilities Assumed:
Deposits	$-	$123,238
Accrued interest payable	-	32
Long-term debt	-	3,570
Other liabilities	-	744
	$-	$127,584

Equity Acquired:
Preferred stock	$-	$1,750

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

Effective March 1, 2016, Mid Penn Insurance Services, LLC, an immaterial subsidiary of Mid Penn, was liquidated due to the lack of consistent profitability and growth.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the March 31, 2015 and December 31, 2015 balances have been reclassified, when, and if necessary, to conform to the 2016 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)           Mergers and Acquisitions

On March 1, 2015, Phoenix Bancorp, Inc. (“Phoenix”) merged with, and into, Mid Penn, with Mid Penn continuing as the surviving entity.  Simultaneously with the consummation of the foregoing merger, Miners Bank (“Miners”), a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, merged with and into the Bank.

As part of this transaction, Phoenix shareholders received either 3.167 shares of the Company’s common stock or $51.60 in cash in exchange for each share of Phoenix common stock.  Holders of contingent rights issued by Phoenix received approximately 0.414 shares of the Company’s common stock as settlement of such rights.  As a result, Mid Penn issued 723,851 shares of common stock with an acquisition date fair value of approximately $11,292,000 based on the closing stock price of Mid Penn’s common stock on February 27, 2015 of $15.60 and cash of $2,949,000.  Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $14,241,000.

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

Included in the purchase price was goodwill and a core deposit intangible of $2,902,000 and $578,000, respectively.  The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense projected for the succeeding five years beginning 2016 is estimated to be $96,000,  $86,000,  $75,000,  $65,000, and $54,000 per year, respectively, and $114,000 in total for years after 2020.

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

The following table summarizes the fair value of the assets acquired, and liabilities and equity assumed by Mid Penn through the Phoenix merger.

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

The following table presents pro forma information as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2014.  Supplemental pro forma earnings for 2015 were adjusted to exclude $762,000 of merger related costs incurred for the three months ended March 31, 2015.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.  The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

(Dollars in thousands)	March 31, 2015
Net interest income after loan loss provision	$7,374
Noninterest income	1,014
Noninterest expense	6,815
Net income available to common shareholders	1,276
Net income per common share	0.30

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

Mid Penn had no securities considered other than temporarily impaired as of March 31, 2016 or December 31, 2015, and did not record any securities impairment charges in the respective periods ended on these dates.

The amortized cost, fair value, and unrealized gains and losses on investment securities at March 31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,309	$1,076	$38	$27,347
Mortgage-backed U.S. government agencies	49,762	134	185	49,711
State and political subdivision obligations	79,647	2,162	156	81,653
Equity securities	3,266	24	91	3,199
	$158,984	$3,396	$470	$161,910

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,316	$729	$55	$26,990
Mortgage-backed U.S. government agencies	38,983	49	228	38,804
State and political subdivision obligations	64,780	1,914	77	66,617
Equity securities	3,271	82	43	3,310
	$133,350	$2,774	$403	$135,721

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $155,153,000 at March 31, 2016 and $130,298,000 at December 31, 2015, were pledged to secure public deposits and other borrowings.

Mid Penn realized gross gains of $0 and $177,000 on sales of securities available for sale during the three months ended March 31, 2016 and March 31, 2015.  Mid Penn realized no gross losses on the sale of securities available for sale during the three months ended March 31, 2016 and March 31, 2015.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2016	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	4	$3,817	$28	2	$1,320	$10	6	$5,137	$38
Mortgage-backed U.S. government agencies	16	22,011	125	10	6,248	60	26	28,259	185
State and political subdivision obligations	19	10,899	110	4	1,792	46	23	12,691	156
Equity securities	1	985	15	2	1,142	76	3	2,127	91
Total temporarily impaired available for sale securities	40	$37,712	$278	18	$10,502	$192	58	$48,214	$470

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2015	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	6	$6,259	$43	2	$1,383	$12	8	$7,642	$55
Mortgage-backed U.S. government agencies	13	12,759	124	11	6,282	104	24	19,041	228
State and political subdivision obligations	9	4,041	32	3	1,631	45	12	5,672	77
Equity securities	1	990	10	2	615	33	3	1,605	43
Total temporarily impaired available for sale securities	29	$24,049	$209	18	$9,911	$194	47	$33,960	$403

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

At March 31, 2016,  55 debt securities and 3 equity securities with unrealized losses totaling $470,000 were temporarily depreciated 0.97% from their amortized cost basis.  At March 31, 2016,  the majority of securities in an unrealized loss position were attributed to state and political subdivision obligations and mortgage-backed U.S. government agencies.  At December 31, 2015,  44 debt securities and 3 equity securities with unrealized losses totaling $403,000 were temporarily depreciated 1.19% from their amortized cost basis.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2015,  the majority of the unrealized losses on securities in an unrealized loss position were attributed to mortgage-backed U.S. government agencies.

The table below is the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	March 31, 2016
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$4,153	$4,208
Due after 1 year but within 5 years	39,196	40,527
Due after 5 years but within 10 years	54,222	55,940
Due after 10 years	8,385	8,325
	105,956	109,000
Mortgage-backed securities	49,762	49,711
Equity securities	3,266	3,199
	$158,984	$161,910

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

For all classes of loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days or more past due, or management has serious doubts about further collectability of principal or interest even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest is credited to income.  Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally, at least six consecutive months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

Commercial real estate and commercial real estate - construction

Commercial real estate and commercial real estate construction loans generally present a higher level of risk than loans secured by one-to-four family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.  In addition, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Residential mortgage

Mid Penn offers a wide array of residential mortgage loans for both permanent structures and those under construction.  The Bank’s residential mortgage originations are secured primarily by properties located in its primary market and surrounding areas.  Residential mortgage loans have terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price.  Private mortgage insurance is generally required in an amount sufficient to reduce the Bank’s exposure to at or below the 85% loan to value level.  Residential mortgage loans generally do not include prepayment penalties.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

Junior liens inherently have more credit risk by virtue of the fact that another financial institution may have a higher security position in the case of foreclosure liquidation of collateral to extinguish the debt.  Generally, foreclosure actions could become more prevalent if the real estate market weakens and property values deteriorate.

Allowance for Loan and Lease Losses

The allowance for credit losses consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $117,000 at March 31, 2016 and $94,500 at December 31, 2015.  The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures (including underwriting standards), changes in the mix and volume of loans originated, the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, shifting industry or portfolio concentrations, and other relevant factors.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Mid Penn generally considers a commercial loan (consisting of commercial and industrial, commercial real estate, commercial real estate-construction, and lease financing loan classes) to be impaired when it becomes 90 days or more past due and not in the process of collection or sooner when it is probable that Mid Penn will be unable to collect all contractual principal and interest due.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time the loan would generally be considered collateral dependent as the discounted cash flow method would generally indicate no operating income available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  These loans are accounted for under the ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows will require Mid Penn to evaluate the need for an additional allowance for credit losses.  Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which Mid Penn will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that meet the specific criteria of ASC 310-30 are individually evaluated each period to analyze expected cash flows.  To the extent that the expected cash flows of a loan have decreased due to credit deterioration, Mid Penn establishes an allowance.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The classes of the loan portfolio, summarized by the aggregate pass rating, net of deferred fees and costs of ($209,000) as of March 31, 2016 and ($178,000) as of December 31, 2015, and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of March 31, 2016 and December 31, 2015, are as follows:

(Dollars in thousands)		Special
March 31, 2016	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$160,227	$789	$1,402	$-	$162,418
Commercial real estate	382,438	5,105	7,090	-	394,633
Commercial real estate - construction	45,523	2,210	-	-	47,733
Lease financing	656	-	-	-	656
Residential mortgage	102,077	184	1,753	-	104,014
Home equity	33,431	246	187	-	33,864
Consumer	3,134	-	-	-	3,134
	$727,486	$8,534	$10,432	$-	$746,452

(Dollars in thousands)		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$158,302	$1,289	$670	$-	$160,261
Commercial real estate	359,859	2,088	7,517	-	369,464
Commercial real estate - construction	65,665	2,403	-	-	68,068
Lease financing	727	-	-	-	727
Residential mortgage	101,507	475	1,361	-	103,343
Home equity	32,928	261	222	-	33,411
Consumer	3,917	-	-	-	3,917
	$722,905	$6,516	$9,770	$-	$739,191

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$12	$49	$-	$14	$49	$-
Commercial real estate:
Commercial real estate	1,009	2,020	-	1,023	2,020	-
Acquired with credit deterioration	929	-	-	931	-	-
Residential mortgage:
Residential mortgage	1,332	1,421	-	1,329	1,434	-
Acquired with credit deterioration	361	-	-	400	-	-
Home equity	68	73	-	115	137	-

With an allowance recorded:
Commercial and industrial	$104	$128	$40	$113	$128	$51
Commercial real estate	1,835	1,889	428	1,947	1,981	429
Residential mortgage	-	-	-	32	32	23
Home equity	18	37	3	-	-	-

Total:
Commercial and industrial	$116	$177	$40	$127	$177	$51
Commercial real estate	3,773	3,909	428	3,901	4,001	429
Residential mortgage	1,693	1,421	-	1,761	1,466	23
Home equity	86	110	3	115	137	-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

Average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2016 and March 31, 2015 are summarized as follows:

	March 31, 2016		March 31, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$13	$-	$31	$-
Acquired with credit deterioration	-	-	55	-
Commercial real estate:
Commercial real estate	1,016	-	1,933	-
Acquired with credit deterioration	925	-	335	-
Residential mortgage:
Residential mortgage	1,325	2	932	-
Acquired with credit deterioration	372	4	85	-
Home equity:
Home equity	71	-	32	-
Acquired with credit deterioration	-	-	4	-

With an allowance recorded:
Commercial and industrial	$109	$-	$583	$-
Commercial real estate	1,845	-	5,177	-
Residential mortgage	-	-	16	-
Home equity	18	-	208	-

Total:
Commercial and industrial	$122	$-	$669	$-
Commercial real estate	3,786	-	7,445	-
Residential mortgage	1,697	6	1,033	-
Home equity	89	-	244	-

Nonaccrual loans by loan portfolio class as of March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Commercial and industrial	$56	$66
Commercial real estate	2,471	2,607
Residential mortgage	1,094	1,630
Home equity	86	115
	$3,707	$4,418

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)
March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$205	$-	$56	$261	$162,157	$162,418	$-
Commercial real estate:
Commercial real estate	9	170	1,349	1,528	392,176	393,704	-
Acquired with credit deterioration	-	-	56	56	873	929	56
Commercial real estate - construction	-	-	-	-	47,733	47,733	-
Lease financing	-	-	-	-	656	656	-
Residential mortgage:
Residential mortgage	350	-	186	536	103,117	103,653	-
Acquired with credit deterioration	72	-	214	286	75	361	-
Home equity	87	-	69	156	33,708	33,864	-
Consumer	4	-	-	4	3,130	3,134	-
Total	$727	$170	$1,930	$2,827	$743,625	$746,452	$56

(Dollars in thousands)
December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial	$55	$204	$66	$325	$159,936	$160,261	$-
Commercial real estate:
Commercial real estate	211	608	1,456	2,275	366,258	368,533	-
Acquired with credit deterioration	215	518	55	788	143	931	55
Commercial real estate - construction	-	-	-	-	68,068	68,068	-
Lease financing	-	-	-	-	727	727	-
Residential mortgage:
Residential mortgage	694	550	778	2,022	100,921	102,943	-
Acquired with credit deterioration	12	-	222	234	166	400	-
Home equity	-	50	23	73	33,338	33,411	-
Consumer	10	5	-	15	3,902	3,917	-
Total	$1,197	$1,935	$2,600	$5,732	$733,459	$739,191	$55

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the period ended, March 31, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	-	(96)	-	-	-	-	(3)	-	(99)
Recoveries	1	25	-	-	-	-	4	-	30
Provisions	33	296	(34)	-	(18)	(14)	(4)	81	340
Ending balance	1,427	3,777	119	1	516	303	9	287	6,439

Ending balance: individually evaluated for impairment	40	428	-	-	-	3	-	-	471
Ending balance: acquired with credit deterioration	-	-	-	-	-	-	-	-	-
Ending balance: collectively evaluated for impairment	$1,387	$3,349	$119	$1	$516	$300	$9	$287	$5,968

Loans receivables:
Ending balance	$162,418	$394,633	$47,733	$656	$104,014	$33,864	$3,134	$-	$746,452
Ending balance: individually evaluated for impairment	116	2,844	-	-	1,332	86	-	-	4,378
Ending balance: acquired with credit deterioration	-	929	-	-	361	-	-	-	1,290
Ending balance: collectively evaluated for impairment	$162,302	$390,860	$47,733	$656	$102,321	$33,778	$3,134	$-	$740,784

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of, and for the period ended, March 31, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	-	(450)	-	-	(1)	(29)	(5)	-	(485)
Recoveries	-	2	-	-	-	29	4	-	35
Provisions	246	149	2	(1)	95	(134)	3	(60)	300
Ending balance	1,639	3,626	35	1	544	519	37	165	6,566

Ending balance: individually evaluated for impairment	223	1,103	-	-	23	139	-	-	1,488
Ending balance: acquired with credit deterioration	-	-	-	-	-	-	-	-	-
Ending balance: collectively evaluated for impairment	$1,416	$2,523	$35	$1	$521	$380	$37	$165	$5,078

Loans receivables:
Ending balance	$160,254	$340,647	$60,386	$1,016	$97,533	$32,110	$3,207	$-	$695,153
Ending balance: individually evaluated for impairment	610	7,058	-	-	966	246	-	-	8,880
Ending balance: acquired with credit deterioration	272	1,675	-	-	425	21	-	-	2,393
Ending balance: collectively evaluated for impairment	$159,372	$331,914	$60,386	$1,016	$96,142	$31,843	$3,207	$-	$683,880

(Dollars in thousands)
December 31, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Ending balance: individually evaluated for impairment	51	429	-	-	23	-	-	-	503
Ending balance: collectively evaluated for impairment	$1,342	$3,123	$153	$1	$511	$317	$12	$206	$5,665

Loans receivable:
Ending balance	$160,261	$369,464	$68,068	$727	$103,343	$33,411	$3,917	$-	$739,191
Ending balance: individually evaluated for impairment	127	2,970	-	-	1,361	115	-	-	4,573
Ending balance: acquired with credit deterioration	-	931	-	-	400	-	-	-	1,331
Ending balance: collectively evaluated for impairment	$160,134	$365,563	$68,068	$727	$101,582	$33,296	$3,917	$-	$733,287

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at March 31, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2016	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$11
Commercial real estate	3,634	3,117	2,178
Residential mortgage	733	727	592
	$4,407	$3,879	$2,781

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2015	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$15
Commercial real estate	3,634	3,117	2,235
Residential mortgage	733	727	555
	$4,407	$3,879	$2,805

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at March 31, 2016 totaled $2,781,000, of which five loans totaling $960,000 represented accruing impaired loans in compliance with the terms of the modification.  Four of these loans totaling $587,000 are accruing impaired residential mortgages to unrelated borrowers, with one loan comprising $525,000 of this total.  The other loan is an accruing impaired commercial real estate loan for $373,000.  The remaining $1,821,000, representing eight loans among three relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $1,347,000 of the total $1,821,000 in nonaccrual impaired troubled debt restructured loans.

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

As a result of the evaluations at March 31, 2016 and March 31, 2015, any specific allocations and charge-offs have been taken as appropriate.  As of March 31, 2016 and March 31, 2015, there were no charge-offs associated with troubled debt restructured loans while under forbearance agreement and no troubled debt restructured loans that defaulted within twelve months of restructure.  As of March 31, 2016, one forbearance agreement was negotiated during 2008, nine forbearance agreements were negotiated during 2009, two forbearance agreements were negotiated in 2013, and one forbearance agreements were negotiated during 2014.

There were no new loans modified during the three months ended March 31, 2016 or 2015.

As of March 31, 2016, Mid Penn had $203,000 of residential real estate held in other real estate owned and no loans for which formal foreclosure proceedings were in process.  As of December 31, 2015, Mid Penn had $358,000 of residential real estate held in other real estate owned and no loans for which formal foreclosure proceedings were in process.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

The following table provides activity for the accretable yield of purchased impaired loans for the three months ended March 31, 2016.

(Dollars in thousands)
Accretable yield, January 1, 2016	$178
Accretable yield amortized to interest income	(34)
Reclassification from nonaccretable difference (a)	30
Accretable yield, March 31, 2016	$174

(a) Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2016.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$27,347	$-	$27,347	$-
Mortgage-backed U.S. government agencies	49,711	-	49,711	-
State and political subdivision obligations	81,653	-	81,653	-
Equity securities	3,199	1,142	2,057	-
	$161,910	$1,142	$160,768	$-

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$26,990	$-	$26,990	$-
Mortgage-backed U.S. government agencies	38,804	-	38,804	-
State and political subdivision obligations	66,617	-	66,617	-
Equity securities	3,310	1,240	2,070	-
	$135,721	$1,240	$134,481	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

Certain The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,958	$-	$-	$1,958
Foreclosed Assets Held for Sale	516	-	-	516
Mortgage Servicing Rights	162	-	-	162

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,088	$-	$-	$2,088
Foreclosed Assets Held for Sale	453	-	-	453
Mortgage Servicing Rights	174	-	-	174

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$1,958	Appraisal of collateral (a)	Appraisal adjustments (b)	10% - 60%	30%
Foreclosed Assets Held for Sale	516	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 31%	27%
Mortgage Servicing Rights	162	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	360%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,088	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 60%	30%
Foreclosed Assets Held for Sale	453	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 27%	26%
Mortgage Servicing Rights	174	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	360%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

(b)

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

(c)	Includes qualitative adjustments by management and estimated liquidation expenses.

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

Impaired Loans (included in “Net Loans and Leases” in the following tables):

Mid Penn’s rating system assumes any loans classified as substandard and nonaccrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until which time Mid Penn is in receipt of the updated valuation.

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

Long-term and Subordinated Debt:

The estimated fair values of long-term and subordinated debt were determined using discounted cash flow analysis, based on currently available borrowing rates for similar types of borrowing arrangements.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2016 and December 31, 2015.

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$13,322	$13,322	$13,284	$13,284
Interest-bearing time balances with other financial institutions	2,332	2,332	4,317	4,317
Investment securities	161,910	161,910	135,721	135,721
Net loans and leases	746,452	750,824	733,023	738,773
Restricted investment in bank stocks	2,871	2,871	4,266	4,266
Accrued interest receivable	3,919	3,919	3,813	3,813
Mortgage servicing rights	162	162	174	174

Financial liabilities:
Deposits	$832,581	$833,705	$777,043	$777,320
Short-term borrowings	-	-	31,596	31,596
Long-term debt	40,250	39,917	40,305	39,626
Subordinated debt	7,407	7,407	7,414	7,414
Accrued interest payable	586	586	390	390

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2016 and December 31, 2015.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$746,452	$750,824	$-	$-	$750,824

Financial instruments - liabilities
Deposits	$832,581	$833,705	$-	$833,705	$-
Long-term debt	40,250	39,917	-	39,917	-

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$733,023	$738,773	$-	$-	$738,773

Financial instruments - liabilities
Deposits	$777,043	$777,320	$-	$777,320	$-
Long-term debt	40,305	39,626	-	39,626	-

(6)          Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $13,821,000 and $15,805,000 standby letters of credit outstanding as of March 31, 2016 and December 31, 2015, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of March 31, 2016 for payment under standby letters of credit issued was not material.

(7)           Subordinated Debt

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of Subordinated Debt (“Notes”) due 2025.  The Notes are treated as Tier 2 capital for regulatory capital purposes.

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

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The debt issuance costs associated with the Notes were $93,000 at March 31, 2016 and $86,000 at December 31, 2015.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

(8)           Defined Benefit Plans

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$9	$8	$1	$3
Interest cost	12	11	6	8
Amortization of prior service cost	5	4	6	-
Net periodic benefit cost	$26	$23	$13	$11

(9)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain on Securities	Defined Benefit Plans Liabilities	Accumulated Other Comprehensive Income

Balance - March 31, 2016	$1,931	$133	$2,064

Balance - December 31, 2015	$1,565	$247	$1,812

(10)         Common Stock

On May 6, 2014, the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan (the “Plan”) was approved by shareholders.  The Plan provides that awards shall not exceed, in the aggregate 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors.  Current outstanding awards under the Plan require recipients to acquire specified ownership interest levels in Mid Penn in order for such award to vest, and thereby, encouraging them to contribute to the success of the company.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of March 31, 2016, 8,975 shares have been granted under the plan, which resulted in $8,000 in compensation expense for the three months ended March 31, 2016 and 2015.  On August 27, 2015, 875 of the granted shares vested, while the remaining granted shares remain unvested as of March 31, 2016.

(11)         Preferred Stock

Small Business Lending Fund Preferred Stock

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

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of its Notes, redeemed all of the outstanding shares of its SBLF Preferred Shares which were held by the Treasury for an aggregate redemption price of $1,754,000, including accrued but unpaid dividends.

Series B Preferred Stock

Between September 26, 2012 and January 3, 2013,  Mid Penn issued, via private placement, 5,000 shares of its 7% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) resulting in total gross proceeds of $5,000,000 for the offering.  On December 9, 2015, Mid Penn, using a portion of the proceeds from the offering of the Notes, redeemed all of its issued and outstanding shares of Series B Preferred Stock at a price equal to $1,024.67 per share, which is equal to $1,020 per share plus an amount equal to declared but unpaid dividends on December 9, 2015, for a total redemption price of $5,123,000.

(12)         Earnings per Common Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic and diluted earnings per share.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Net Income	$1,805	$963
Less: Dividends on Series B preferred stock	-	87
Net income available to common shareholders	$1,805	$876

Weighted average common shares outstanding	4,226,731	3,747,167
Basic earnings per common share	$0.43	$0.23

Mid Penn had no dilutive instruments outstanding as of March 31, 2016 and 2015.

(13)         Recent Accounting Pronouncements

ASU 2016-09:  The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.

ASU 2016-09 introduces targeted amendments intended to simplify the accounting for stock compensation.  Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise.  Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s).  The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.   The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur.

The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

Mid Penn is currently evaluating this ASU to determine the impact on its consolidated financial statements.

ASU 2016-08:  The FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance:

"	require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer;
"	illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer;
"

clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances; and

"	revise existing examples and add two new ones to more clearly depict how the guidance should be applied.

The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of Topic 606, which is described below under ASU 2015-14.

Mid Penn is currently evaluating this ASU to determine the impact on its consolidated financial statements.

ASU 2016-07:  The FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323):  Simplifying the Transition to the Equity Method of Accounting.

ASU 2016-07 requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee.  The ASU eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting.

The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.   The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the application of the equity method.  Early adoption is permitted.

Mid Penn is currently evaluating this ASU to determine the impact on its consolidated financial statements.

ASU 2016-02:  The FASB issued ASU 2016-02, Leases.

The new leases standard applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments.  For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability.  At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.

The new leases standard requires a lessor to classify leases as either sales-type, direct financing or operating, similar to existing U.S. GAAP.  Classification depends on the same five criteria used by lessees plus certain additional factors.  The subsequent accounting treatment for all three lease types is substantially equivalent to existing U.S. GAAP for sales-type leases, direct financing leases, and operating leases.  However, the new standard updates certain aspects of the lessor accounting model to align it with the new lessee accounting model, as well as with the new revenue standard under Topic 606.

Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The new leases standard addresses other considerations including identification of a lease, separating lease and nonlease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and remeasurement of lease payments. It also contains comprehensive implementation guidance with practical examples.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Specific transition requirements apply.

Mid Penn is currently evaluating the effects this ASU will have on its consolidated financial statements.

MID PENN BANCORP, INC.                                          Notes to Consolidated Financial Statements (Unaudited)

ASU 2016-01:  The FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.

This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting.  The ASU allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment.  The ASU also requires public companies to use exit prices to measure the fair value of financial instruments, eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost, and requires separate presentation of financials assets and liabilities based on form and measurement category.  In addition, for liabilities measured a fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI.

This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

Mid Penn is currently evaluating this ASU to determine the impact on its consolidated financial statements.

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

In addition, the amendments in the proposed ASU would require an entity to disclose (either on the face of the income statement or in the notes) the nature and amount of measurement-period adjustments recognized in the current period, including separately the amounts in current-period income statement line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015Early adoption is permitted.  The amendments in this ASU should be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU.

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

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2016, compared to year-end 2015, and the Results of Operations for the three months ended March 31, 2016, compared to the same period in 2015.  For comparative purposes, the March 31, 2015 and December 31, 2015 balances have been reclassified, when, and if necessary, to conform to the 2016 presentation.  Such reclassifications had no impact on net income.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee their accuracy.  Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the 2015 Annual Report and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

MID PENN BANCORP, INC.

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

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America GAAP and conform to general practices within the banking industry.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

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

Results of Operations

The comparability of the financial condition and results of operations as of and for the three months ended March 31, 2016 and 2015, in general, have been impacted by the acquisition of Phoenix; however, the three months ended March 31, 2015 contained only one month of Phoenix’s results of operations since the acquisition date was March 1, 2015.

Overview

Net income available to common shareholders was $1,805,000 or $0.43 per basic earnings per common share, for the quarter ended March 31, 2016, as compared to net income available to common shareholders of $876,000 or $0.23 per basic earnings per common share, for the quarter ended March 31, 2015.  Earnings per common share for the first quarter of 2016 increased 87.0% over the same period in 2015.  The results for the three months ended March 31, 2015 were impacted by $762,000 in non-recurring merger-related expenses associated  with Mid Penn’s acquisition of Phoenix on March 1, 2015.  Mid Penn’s earnings for the three months ended March 31, 2016 were 27.7% higher than adjusted earnings for the first quarter of 2015 of $1,413,000, which excluded the after-tax impact of the Phoenix merger-related expenses.

MID PENN BANCORP, INC.

Net income as a percent of average assets (return on average assets or “ROA”) and shareholders' equity (return on average equity or “ROE”) were as follows on an annualized basis:

	Three Months Ended March 31,
	2016	2015
Return on average assets	0.77%	0.49%
Return on average equity	10.22%	6.17%

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

Net interest income increased $1,377,000 or 19.6% to $8,415,000 for the quarter ended March 31, 2016 from $7,038,000 during the quarter ended March 31, 2015.  Net interest income was positively impacted by the core loan growth in the year beyond the first quarter of 2015, as well as the full quarter earnings on loans from the Phoenix acquisition.

For the three months ended March 31, 2016, Mid Penn’s taxable-equivalent net interest margin decreased to 3.95% from 3.97% for the three months ended March 31, 2015.  The decrease was predominantly the result of a lower investment portfolio yield, which declined from 3.65% during the first quarter of 2015 to 3.13% during the same period in 2016.  The yields on investments that matured or were called in the past year were higher than yields on recent investment purchases, reflecting the continued low market rates for fixed income securities.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first three months of 2016, and shifting collateral values from December 31, 2015 to March 31, 2016.

Following its model for loan and lease loss allowance adequacy, management recorded a $340,000 provision for the three months ended March 31, 2016 compared to a provision of $300,000 for the three months ended March 31, 2015.  The allowance for loan and lease losses as a percentage of total loans was 0.86% at March 31, 2016, compared to 0.83% at December 31, 2015.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC.

Noninterest Income

Noninterest income increased $283,000 or 29.8% during the first quarter of 2016 versus the same period in 2015.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2016	2015	$ Variance	% Variance
Net gain on sales of investment securities	$-	$177	$(177)	-100.0%
Mortgage banking income	186	67	119	177.6%
ATM debit card interchange income	200	155	45	29.0%
Net gain on sales of loans	190	-	190	NA
Other income	258	167	91	54.5%

Mid Penn has experienced significantly increased activity in Small Business Administration (“SBA”) loans during the first quarter of 2016 as more qualified borrowers have taken advantage of Mid Penn’s Preferred Lender status with the SBA.  Mid Penn recorded $190,000 in increased SBA gains during the quarter versus the same period in the prior year.  Mortgage banking income favorably increased $119,000 for the first quarter of 2016 over the first quarter of 2015.  Improved real estate activity throughout Mid Penn’s footprint, favorable interest rate conditions, and the addition of seasoned loan originators have contributed to increasing revenue from this business line.  ATM debit card interchange income increased $45,000 for the three months ended March 31, 2016 versus the same period in 2015 primarily due to increased transaction volume from demand deposit account growth, including the addition of the customer base from the Phoenix acquisition late in the first quarter of 2015.  Other income increased $91,000 for the three months ended March 31, 2016 over the three months ended March 31, 2015, primarily as a result of the $86,000 gain on the sale of insurance policies upon the dissolution of Mid Penn Insurance Services, LLC, the Bank’s wholly-owned subsidiary, effective March 1, 2016.  The decision was made to liquidate the subsidiary due to the lack of consistent profitability and growth.

During the first quarter of 2015, Mid Penn did some investment portfolio repositioning and took advantage of the increased fair values of certain holdings, thereby selling certain securities and realizing $177,000 of securities gains.  No investment sales or gains occurred during the first quarter of 2016.

Noninterest Expense

Noninterest expense increased $342,000 or 5.2% during the first quarter of 2016, versus the same period in 2015.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended March 31,
	2016	2015	$ Variance	% Variance
Salaries and employee benefits	$3,723	$3,195	$528	16.5%
Occupancy expense, net	547	454	93	20.5%
Equipment expense	435	313	122	39.0%
Pennsylvania Bank Shares tax expense	203	115	88	76.5%
Legal and professional fees	202	143	59	41.3%
Loss on sale/write-down of foreclosed assets	104	32	72	225.0%
Merger and acquisition expense	-	762	(762)	-100.0%
Other expenses	905	785	120	15.3%

Salaries and employee benefit expenses increased during the quarter ended March 31, 2016 by $528,000 versus the same period in 2015.  The increase was driven by the addition of the Phoenix employees to Mid Penn’s employee pool, an increase in staffing levels due to Mid Penn’s entry into the Mechanicsburg market, and an increase in lending personnel and support staff in alignment with Mid Penn’s core banking growth.  Occupancy expenses for the three months ended March 31, 2016 increased by $93,000 compared to the same period in 2015.  This increase was impacted by the inclusion of rent and other occupancy costs from the new Corporate Administration offices on North Front Street in Harrisburg, and the new Elizabethtown and Simpson Ferry Road branch offices.  Legal and professional fees increased $59,000 during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to $24,000 in recruitment services for the Bank’s two new agricultural lending officers, and $13,000 in realtor commissions to assist in the sublet of leased space acquired in the Phoenix transaction.  Loss on sale/write-down of foreclosed assets increased $72,000 during the first quarter of 2016 versus the same period in 2015 due to the sale and continued workout of certain holdings in the Bank’s portfolio of other real estate owned.  Merger-related expenses in connection with the acquisition of Phoenix were $762,000 in the first quarter of 2015, while no merger-related expenses were incurred in the first quarter of 2016.  Equipment expenses, Pennsylvania bank shares tax, and other expenses all saw increases for the first quarter of 2016 compared to the first quarter of 2015 related to the inclusion of certain Phoenix facilities, personnel, and other normal operating expenses to Mid Penn’s noninterest expense stream.

MID PENN BANCORP, INC.

Income Taxes

The provision for income taxes was $520,000 for the three months ended March 31, 2016, as compared to the provision for income taxes of $84,000 in the same period last year.  The effective tax rate for the three months ended March 31, 2016 was 22.4% compared to 8.1% for the three months ended March 31, 2015.  The low provision for the three months ended March 31, 2015 was caused by the $762,000 in merger-related expenses, of which $661,000 was deemed a deductible expense thereby substantially decreasing Mid Penn’s pre-tax income for the period.  Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets increased 29,256,000 or 3.1% to $960,894,000 at March 31, 2016 from $931,638,000 at December 31, 2015.  The increase in total assets was impacted by strong deposit growth, particularly in new retail customers, and increases in nonprofit and government deposits.  Increased public fund deposits required the Bank to purchase some additional investments for pledging purposes, contributing to the increase in the investment portfolio during the first quarter of 2016.  In addition, these increased deposits allowed the Bank to payoff short-term borrowings during the quarter.

Loans

During the first three months of 2016, Mid Penn experienced an increase in loans outstanding of $7,261,000 or 1.0%, mainly in the commercial real estate category.  Overall, commercial real estate, commercial and industrial, and residential mortgage loans accounted for the majority of Mid Penn’s loan growth as noted in the table below.

(Dollars in thousands)	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial and industrial	$162,418	21.8%	$160,261	21.7%
Commercial real estate	394,633	52.9%	369,464	50.0%
Commercial real estate - construction	47,733	6.4%	68,068	9.2%
Lease financing	656	0.1%	727	0.1%
Residential mortgage	104,014	13.9%	103,343	14.0%
Home equity	33,864	4.5%	33,411	4.5%
Consumer	3,134	0.4%	3,917	0.5%
	$746,452	100.0%	$739,191	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first three months of 2016, Mid Penn had net charge-offs of $69,000 compared to net charge-offs of $450,000 during the same period of 2015.  Loans charged off during the first three months of 2016 included six commercial real estate loans among five relationships totaling $96,000.  The remaining $3,000 was comprised of deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.

Changes in the allowance for loan and lease losses for the three months ended March 31, 2016 and 2015 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Average total loans outstanding (net of unearned interest)	$746,130	$615,607
Period ending total loans outstanding (net of unearned interest)	746,452	695,153
Alloance for loan and lease losses:
Balance, beginning of period	6,168	6,716

Loans charged off during period	(99)	(485)
Recoveries of loans previously charged off	30	35
Net charge-offs	(69)	(450)

Provision for loan and lease losses	340	300
Balance, end of period	$6,439	$6,566

Ratio of net loans charged off to average loans outstanding (annualized)	0.04%	0.30%

Ratio of allowance for loan losses to net loans at end of period	0.86%	0.94%

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

At March 31, 2016, total nonperforming loans amounted to $4,667,000 or 0.63% of loans and leases net of unearned income, compared to levels of $4,877,000 or 0.66% at December 31, 2015, and $9,411,000 or 1.35% at March 31, 2015.

(Dollars in thousands)
	March 31, 2016	December 31, 2015	March 31, 2015
Nonperforming Assets:
Nonaccrual loans	$3,707	$4,418	$7,417
Accruing troubled debt restructured loans	960	459	1,994
Total nonperforming loans	4,667	4,877	9,411

Foreclosed real estate	794	1,185	722
Total nonperforming assets	5,461	6,062	10,133

Accruing loans 90 days or more past due	56	55	50
Total risk elements	$5,517	$6,117	$10,183

Nonperforming loans as a % of total
loans outstanding	0.63%	0.66%	1.35%
Nonperforming assets as a % of total
loans outstanding and other real estate	0.73%	0.82%	1.46%
Ratio of allowance for loan losses
to nonperforming loans	137.97%	126.46%	69.77%

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

(Dollars in thousands)
	March 31, 2016	December 31, 2015
Period ending total loans outstanding (net of unearned interest)	$746,452	$739,191
Allowance for loan and lease losses	6,439	6,168
Total Nonperforming loans	4,667	4,877
Nonperforming and impaired loans with partial charge-offs	1,819	1,869

Ratio of nonperforming loans with partial charge-offs
to total loans	0.24%	0.25%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	38.98%	38.32%

Coverage ratio net of nonperforming loans with
partial charge-offs	226.09%	205.05%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.86%	0.84%

Mid Penn had no loans that received an addition al charge-offs for which a partial charge-off had originally been taken at March 31, 2016 or December 31, 2015.

Mid Penn considers a commercial loan or commercial real estate loan to be impaired when it becomes 90 days or more past due and not in the process of collection.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time the loan would be considered collateral dependent as the discounted cash flow method indicates no operating income is available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.

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

Excluding $1,290,000 in loans acquired with credit deterioration, of which none were subsequently impaired after being acquired as of March 31, 2016, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $4,378,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $1,957,000 for which specific allocations totaling $471,000 were included within the loan loss reserve for these loans.  The remaining $2,421,000 of loans required no specific allocation within the loan loss reserve.  The $4,378,000 pool of impaired loan relationships was comprised of $2,844,000 in commercial real estate relationships, $1,332,000 in residential relationships, $116,000 in commercial and industrial relationships, and $86,000 in home equity relationships.  There were specific loan loss reserve allocations of $428,000 against the commercial real estate relationships,  $40,000 against the commercial and industrial relationships, and $3,000 against home equity relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

The allowance for loan and lease losses is a reserve established in the form of a provision expense for loan and lease losses and is reduced by loan charge-offs net of recoveries.  In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risk on a monthly basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan and lease losses to the Board of Directors, indicating any changes in the allowance since the last review.  In making the evaluation, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan and lease losses an integral part of the examination process.  As part of the examination process, federal or state regulatory agencies may require Mid Penn to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,439,000 is adequate as of March 31, 2016 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major source of cash received in the first three months of 2016 came from the $55,538,000 net increase in deposits.

Major uses of cash in the first three months of 2016 were the $31,596,000 net decrease in short-term borrowings and the $29,345,000 in investment purchases.

Major sources of cash received in the first quarter of 2015 came from the sale of investment securities of $16,091,000 and the net cash received from acquisitions of $8,118,000.

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

Subordinated Debt

On November 9, 2015, Mid Penn entered into agreements with investors to purchase $7,500,000 aggregate principal amount of its Notes due 2025.  The Notes are treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2015.

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.0%.  Interest is paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.  The debt issuance costs associated with the Notes were $93,000 at March 31, 2016 and $86,000 at December 31, 2015.

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or Mid Penn Bank’s, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership, or similar event.

MID PENN BANCORP, INC.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The phase-in period for community banking organizations began January 1, 2015.  The final rules implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 at the 0.625% level.  A summary of the payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
> 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period.  The final rules called for the following minimum capital requirements to be considered “well-capitalized” (which include the impact of the capital conservation buffer effective January 1, 2016):

	As of January 1,
	2015	2016	2017	2018	2019
Minimum common equity Tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Common equity Tier 1 capital conservation buffer	N/A	0.625%	1.25%	1.875%	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity Tier 1 capital	40%	60%	80%	100%	100%
Minimum Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	N/A	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus capital conservation buffer	N/A	8.625%	9.25%	9.875%	10.5%

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

Mid Penn has assessed the impact of these changes on the regulatory ratios of Mid Penn and the Bank on the capital, operations, liquidity and earnings of Mid Penn and the Bank, and concluded that the new rules did not have a material negative effect on Mid Penn’s financial condition.

The Federal Reserve adopted a new policy statement, effective May 15, 2015, that changes the definition of “small bank holding company” from those under $500 million in total assets to those under $1 billion in total assets.  Small bank holding companies are not subject to holding company level capital requirements, although their subsidiary banks are still subject to all capital requirements.  Since Mid Penn is currently under $1 billion in total assets, this policy statement will give Mid Penn greater flexibility to issue instruments that do not qualify as capital under the Federal Reserve’s regulations, if it chooses to do so.

MID PENN BANCORP, INC.

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

Shareholders’ equity increased during the three months ended March 31, 2016 by $1,154,000 or 1.7% from December 31, 2015.  Capital was positively impacted by positive earnings of $1,805,000 and an increase in accumulated other comprehensive income of $252,000.  Capital was reduced by the payment of $930,000 in common stock dividends during the first quarter of 2016.    All of Mid Penn’s investment securities are classified as available for sale, making accumulated other comprehensive income sensitive to the changing market value of investments.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The new minimum capital to risk-adjusted assets requirements including the capital conservation buffers began on January 1, 2016 and are illustrated below.  At March 31, 2016, Mid Penn Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2016 and December 31, 2015:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of March 31, 2016:
Tier 1 Capital (to Average Assets)	$64,898	6.9%	$37,639	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,898	9.2%	36,111	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,898	9.2%	46,680	6.625%	N/A	N/A
Total Capital (to Risk Weighted Assets)	78,954	11.2%	60,773	8.625%	N/A	N/A

Bank
As of March 31, 2016:
Tier 1 Capital (to Average Assets)	$72,686	7.8%	$37,513	4.0%	$46,891	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	72,686	10.3%	36,080	5.125%	45,761	6.5%
Tier 1 Capital (to Risk Weighted Assets)	72,686	10.3%	46,641	6.625%	56,321	8.0%
Total Capital (to Risk Weighted Assets)	79,242	11.3%	60,721	8.625%	70,401	10.0%

Corporation
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$64,089	7.1%	$35,098	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	31,731	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	42,308	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	77,852	11.0%	56,410	8.0%	N/A	N/A

Bank
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$70,351	7.8%	$36,245	4.0%	$45,306	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	31,698	4.5%	45,786	6.5%
Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	42,264	6.0%	56,352	8.0%
Total Capital (to Risk Weighted Assets)	76,614	10.9%	56,352	8.0%	70,440	10.0%

MID PENN BANCORP, INC.

Series B Preferred Stock Redemption

Between September 26, 2012 and January 3, 2013, Mid Penn issued, via a private placement, 5,000 shares of its Series B Preferred Stock, resulting in total gross proceeds of $5,000,000.

On December 9, 2015, Mid Penn, using a portion of the proceeds from the offering of the Notes previously described on page 42, redeemed all of its issued and outstanding shares of Series B Preferred Stock at a price equal to $1,024.67 per share, which is equal to $1,020 per share plus an amount equal to declared but unpaid dividends on December 9, 2015, for a total redemption price of $5,123,000.

Small Business Lending Fund Program Redemption

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

On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of the Notes previously described on page 42, redeemed all of the outstanding shares of its SBLF Preferred Shares, which were held by the Treasury for an aggregate redemption price of $1,754,000, including accrued but unpaid dividends.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2015, as reported in Mid Penn’s Form 10-K filed with the SEC on March 17, 2016.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2016, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2016, there were no changes in Mid Penn’s internal control over financial reporting, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 to determine if there were material changes applicable to the three months ended March 31, 2016.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

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

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 12, 2016
By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	May 12, 2016