Form 10-Q
period 2016-06-30
MID PENN BANCORP INC
filed 2016-08-12
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, the registrant had 4,230,311 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.	Consolidated Balance Sheets (Unaudited)

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

(Dollars in thousands, except share data)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$14,625	$12,329
Interest-bearing balances with other financial institutions	1,232	955
Federal funds sold	25,103	-
Total cash and cash equivalents	40,960	13,284

Interest-bearing time deposits with other financial institutions	987	4,317
Investment securities available for sale	167,342	135,721
Loans and leases, net of unearned interest	769,153	739,191
Less: Allowance for loan and lease losses	(6,912)	(6,168)
Net loans and leases	762,241	733,023

Bank premises and equipment, net	13,492	13,993
Cash surrender value of life insurance	12,651	12,516
Restricted investment in bank stocks	2,643	4,266
Foreclosed assets held for sale	540	1,185
Accrued interest receivable	3,943	3,813
Deferred income taxes	618	1,821
Goodwill	3,918	3,918
Core deposit and other intangibles, net	594	665
Other assets	2,955	3,116
Total Assets	$1,012,884	$931,638
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$122,731	$103,721
Interest-bearing demand	297,838	247,356
Money Market	239,878	208,386
Savings	60,767	56,731
Time	172,226	160,849
Total Deposits	893,440	777,043

Short-term borrowings	-	31,596
Long-term debt	30,194	40,305
Subordinated debt	7,409	7,414
Accrued interest payable	698	390
Other liabilities	6,669	4,822
Total Liabilities	938,410	861,570

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares;
4,229,006 and 4,226,717 shares issued and outstanding at
June 30, 2016, and at December 31, 2015, respectively	4,229	4,227
Additional paid-in capital	40,609	40,559
Retained earnings	25,860	23,470
Accumulated other comprehensive income	3,776	1,812
Total Shareholders’ Equity	74,474	70,068
Total Liabilities and Shareholders' Equity	$1,012,884	$931,638

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$8,905	$8,743	$17,712	$15,897
Interest on interest-bearing balances	2	11	9	22
Interest and dividends on investment securities:
U.S. Treasury and government agencies	311	304	633	635
State and political subdivision obligations, tax-exempt	548	517	1,012	1,048
Other securities	78	68	172	199
Interest on federal funds sold and securities purchased under agreements to resell	15	1	18	1
Total Interest Income	9,859	9,644	19,556	17,802
INTEREST EXPENSE
Interest on deposits	1,092	980	2,131	1,894
Interest on short-term borrowings	12	11	25	22
Interest on long-term debt	222	167	452	362
Total Interest Expense	1,326	1,158	2,608	2,278
Net Interest Income	8,533	8,486	16,948	15,524
PROVISION FOR LOAN AND LEASE LOSSES	395	300	735	600
Net Interest Income After Provision for Loan and Lease Losses	8,138	8,186	16,213	14,924
NONINTEREST INCOME
Income from fiduciary activities	139	120	245	247
Service charges on deposits	158	167	313	317
Net gain on sales of investment securities	213	-	213	177
Earnings from cash surrender value of life insurance	65	71	135	127
Mortgage banking income	246	153	432	220
ATM debit card interchange income	209	196	409	351
Merchant services income	85	61	152	111
Net gain on sales of SBA loans	75	143	265	143
Other income	208	182	466	349
Total Noninterest Income	1,398	1,093	2,630	2,042
NONINTEREST EXPENSE
Salaries and employee benefits	3,723	3,440	7,446	6,760
Occupancy expense, net	499	496	1,046	950
Equipment expense	411	422	846	735
Pennsylvania Bank Shares tax expense	206	116	409	231
FDIC Assessment	147	165	300	304
Legal and professional fees	183	161	385	304
Marketing and advertising expense	139	147	223	235
Software licensing	334	404	665	723
Telephone expense	143	140	285	263
Loss (gain) on sale or write-down of foreclosed assets	28	(15)	132	17
Intangible amortization	34	29	71	43
Merger and acquisition expense	-	-	-	762
Other expenses	1,074	1,137	2,095	1,955
Total Noninterest Expense	6,921	6,642	13,903	13,282
INCOME BEFORE PROVISION FOR INCOME TAXES	2,615	2,637	4,940	3,684
Provision for income taxes	593	593	1,113	677
NET INCOME	2,022	2,044	3,827	3,007
Series B preferred stock dividends	-	88	-	175
Series C preferred stock dividend	-	4	-	4
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,022	$1,952	$3,827	$2,828

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.48	$0.46	$0.91	$0.71
Cash Dividends Distributed	$0.12	$0.10	$0.34	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,
	2016	2015

Net income	$2,022	$2,044

Other comprehensive (loss) income:

Unrealized gains (losses) arising during the period on available-for-sale
securities, net of income taxes of $955 and ($642), respectively	1,854	(1,245)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($73) and $0, respectively (a)	(140)	-

Change in defined benefit plans, net of income taxes of ($1) and $1, respectively (b)	(2)	2

Total other comprehensive income (loss)	1,712	(1,243)

Total comprehensive income	$3,734	$801

(Dollars in thousands)	Six Months Ended June 30,
	2016	2015

Net income	$3,827	$3,007

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available-for-sale
securities, net of income taxes of $1,144 and ($398), respectively	2,220	(770)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($73) and ($60), respectively (a)	(140)	(117)

Change in defined benefit plans, net of income taxes of ($60) and $2, respectively (b)	(116)	5

Total other comprehensive income (loss)	1,964	(882)

Total comprehensive income	$5,791	$2,125

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.

(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income	Equity
Balance, January 1, 2016	$-	$4,227	$40,559	$23,470	$1,812	$70,068
Net income	-	-	-	3,827	-	3,827
Total other comprehensive income, net of taxes	-	-	-	-	1,964	1,964
Employee Stock Purchase Plan (2,289 shares)	-	2	33	-	-	35
Common stock dividends	-	-	-	(1,437)	-	(1,437)
Restricted stock compensation expense	-	-	17	-	-	17
Balance, June 30, 2016	$-	$4,229	$40,609	$25,860	$3,776	$74,474

Balance, January 1, 2015	$5,000	$3,498	$29,902	$19,217	$1,513	$59,130
Net income	-	-	-	3,007	-	3,007
Total other comprehensive income (loss), net of taxes	-	-	-	-	(882)	(882)
Employee Stock Purchase Plan (1,002 shares)	-	2	29	-	-	31
Common stock dividends	-	-	-	(772)	-	(772)
Series B preferred stock dividends	-	-	-	(175)	-	(175)
Series C preferred stock dividend	-	-	-	(4)	-	(4)
SBLF preferred stock from Phoenix acquisition	1,750	-	-	-	-	1,750
Common stock issued to Phoenix shareholders	-	724	10,568	-	-	11,292
Restricted stock compensation expense	-	-	8	-	-	8
Balance, June 30, 2015	$6,750	$4,224	$40,507	$21,273	$631	$73,385

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net Income	$3,827	$3,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	735	600
Depreciation	820	708
Amortization of intangibles	71	30
Net amortization of security premiums	11,330	1,905
Gain on sales of investment securities	(213)	(177)
Earnings on cash surrender value of life insurance	(135)	(127)
SBA loans originated for sale	(3,318)	(1,897)
Proceeds from sales of SBA loans originated for sale	3,583	2,040
Gain on sale of loans	(265)	(143)
Loss on sale or write-down of foreclosed assets	132	17
Restricted stock compensation expense	17	8
Deferred income tax expense	16	69
Increase in accrued interest receivable	(130)	(19)
Decrease (increase) in other assets	161	(1,148)
Increase in accrued interest payable	308	160
Increase (decrease) in other liabilities	1,847	(504)
Net Cash Provided By Operating Activities	18,786	4,529

Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	3,330	103
Proceeds from the maturity or call of investment securities	6,264	4,964
Proceeds from the sale of investment securities	38,501	16,091
Purchases of investment securities	(84,352)	(8,312)
Net cash received from acquisition	-	8,095
Redemptions (purchases) of restricted investment in bank stock	1,623	(134)
Net increase in loans and leases	(30,054)	(24,202)
Purchases of bank premises and equipment	(319)	(1,035)
Proceeds from sale of foreclosed assets	614	262
Net Cash Used In Investing Activities	(64,393)	(4,168)

Financing Activities:
Net increase (decrease) in deposits	116,397	(7,235)
Net (decrease) increase in short-term borrowings	(31,596)	14,403
Series B preferred stock dividends paid	-	(175)
Series C preferred stock dividends paid	-	(4)
Common stock dividend paid	(1,437)	(772)
Employee Stock Purchase Plan	35	31
Long-term debt repayment	(10,116)	(5,110)
Net Cash Provided By Financing Activities	73,283	1,138

Net increase in cash and cash equivalents	27,676	1,499
Cash and cash equivalents, beginning of period	13,284	9,882
Cash and cash equivalents, end of period	$40,960	$11,381

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,300	$2,086
Income taxes paid	$565	$630

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$101	$481

Assets, Liabilities, and Equity in Connection with Merger:

(Dollars in thousands)

Assets Acquired:
Securities	$-	$11,331
Loans	-	110,363
Restricted stock	-	509
Property and equipment	-	1,792
Accrued interest receivable	-	388
Core deposit and other intangible assets	-	578
Bank-owned life insurance	-	3,673
Other assets	-	1,127
	$-	$129,761

Liabilities Assumed:
Deposits	$-	$123,238
Accrued interest payable	-	32
Long-term debt	-	3,570
Other liabilities	-	876
	$-	$127,716

Equity Acquired:
Preferred stock	$-	$1,750

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(1)          Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Mid Penn Bank (the “Bank”), and the Bank’s former wholly-owned subsidiary, Mid Penn Insurance Services, LLC (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Effective March 1, 2016, Mid Penn Insurance Services, LLC, an immaterial subsidiary of Mid Penn, was liquidated due to the lack of consistent profitability and growth.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the June 30, 2015 and December 31, 2015 balances have been reclassified, when, and if necessary, to conform to the 2016 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Additionally, as part of this transaction, on March 1, 2015, Mid Penn assumed all of the liabilities and obligations of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the United States Department of Treasury (“Treasury”) in connection with the Small Business Lending Fund and issued 1,750 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, having a $1,000 liquidation preference per share (the “SBLF Preferred Shares”), to the Treasury.  The SBLF Preferred Shares qualified as Tier 1 capital and had terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.  Subsequent to the acquisition, on December 15, 2015, Mid Penn redeemed all of the outstanding SBLF Preferred Shares for an aggregate redemption price of $1,754,000 including dividends payable at that date.

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

The following table summarizes the fair value of the assets acquired, and liabilities and equity assumed by Mid Penn through the Phoenix merger at March 1, 2015.

(Dollars in thousands)

Total purchase price	$14,241

Net assets acquired:
Cash and cash equivalents	11,044
Investment securities	11,331
Restricted stock	509
Loans	110,363
Bank owned life insurance	3,673
Premises and equipment	1,792
Deferred income taxes	503
Accrued interest receivable	388
Core deposit and other intangibles	578
Other assets	624
Deposits	(123,238)
FHLB borrowings	(3,570)
Accrued interest payable	(32)
Other liabilities	(876)
Preferred stock	(1,750)
11,339
Goodwill	$2,902

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents pro forma information as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2014.  Supplemental pro forma earnings for 2015 were adjusted to exclude $762,000 of merger related costs incurred for the three and six months ended June 30, 2015.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.  The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

(Dollars in thousands, except per share data)	June 30, 2015
	Three Months	Six Months
	Ended	Ended
Net interest income after loan loss provision	$8,186	$15,560
Noninterest income	1,093	2,107
Noninterest expense	6,642	13,582
Net income available to common shareholders	1,952	3,152
Net income per common share	0.46	0.75

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Mid Penn had no securities considered by management to be other than temporarily impaired as of June 30, 2016 or December 31, 2015, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

The amortized cost, fair value, and unrealized gains and losses on investment securities at June 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2016
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$43,604	$1,271	$-	$44,875
Mortgage-backed U.S. government agencies	25,974	403	-	26,377
State and political subdivision obligations	88,973	3,876	11	92,838
Equity securities	3,168	140	56	3,252
	$161,719	$5,690	$67	$167,342

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$26,316	$729	$55	$26,990
Mortgage-backed U.S. government agencies	38,983	49	228	38,804
State and political subdivision obligations	64,780	1,914	77	66,617
Equity securities	3,271	82	43	3,310
	$133,350	$2,774	$403	$135,721

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $161,564,000 at June 30, 2016 and $130,298,000 at December 31, 2015, were pledged to secure public deposits and other borrowings.

Mid Penn realized net gains of $213,000 on sales of securities available-for-sale during the three and six months ended June 30, 2016.  Mid Penn realized no gains on sales of securities available-for-sale during the three months ended June 30, 2015 and realized $177,000 of net gains on sales of securities available-for-sale during the six months ended June 30, 2015.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2016	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	1	$131	$-	0	$-	$-	1	$131	$-
State and political subdivision obligations	3	1,789	2	1	325	9	4	2,114	11
Equity securities	1	990	10	2	1,068	46	3	2,058	56
Total temporarily impaired available for sale securities	5	$2,910	$12	3	$1,393	$55	8	$4,303	$67

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2015	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	6	$6,259	$43	2	$1,383	$12	8	$7,642	$55
Mortgage-backed U.S. government agencies	13	12,759	124	11	6,282	104	24	19,041	228
State and political subdivision obligations	9	4,041	32	3	1,631	45	12	5,672	77
Equity securities	1	990	10	2	615	33	3	1,605	43
Total temporarily impaired available for sale securities	29	$24,049	$209	18	$9,911	$194	47	$33,960	$403

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

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  For the investment securities with an unrealized loss, Mid Penn has concluded, based on its analysis that the unrealized losses in the investments are primarily caused by the movement of interest rates.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2016,  five debt securities and three equity securities with unrealized losses totaling $67,000 were temporarily depreciated 1.56% from their amortized cost basis.  At June 30, 2016,  securities in an unrealized loss position were attributed to state and political subdivision obligations and equity securities.  At December 31, 2015,  44 debt securities and 3 equity securities with unrealized losses totaling $403,000 were temporarily depreciated 1.19% from their amortized cost basis.    At December 31, 2015,  the majority of the unrealized losses on securities in an unrealized loss position were attributed to mortgage-backed U.S. government agencies.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	June 30, 2016
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$20,259	$20,299
Due after 1 year but within 5 years	45,319	46,809
Due after 5 years but within 10 years	62,105	65,602
Due after 10 years	4,894	5,003
	132,577	137,713
Mortgage-backed securities	25,974	26,377
Equity securities	3,168	3,252
	$161,719	$167,342

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Allowance for Loan and Lease Losses

The allowance for credit losses consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $117,000 at June 30, 2016 and $94,500 at December 31, 2015.  The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

The classes of the loan portfolio, summarized by the pass rating, (net of deferred fees and costs of $200,000 as of June 30, 2016 and $178,000 as of December 31, 2015), and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of June 30, 2016 and December 31, 2015, are as follows:

(Dollars in thousands)		Special
June 30, 2016	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$158,254	$729	$1,295	$-	$160,278
Commercial real estate	398,805	4,254	7,727	-	410,786
Commercial real estate - construction	54,342	1,732	-	-	56,074
Lease financing	565	-	-	-	565
Residential mortgage	102,397	180	1,245	-	103,822
Home equity	34,166	167	246	-	34,579
Consumer	3,049	-	-	-	3,049
	$751,578	$7,062	$10,513	$-	$769,153

(Dollars in thousands)		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$158,302	$1,289	$670	$-	$160,261
Commercial real estate	359,859	2,088	7,517	-	369,464
Commercial real estate - construction	65,665	2,403	-	-	68,068
Lease financing	727	-	-	-	727
Residential mortgage	101,507	475	1,361	-	103,343
Home equity	32,928	261	222	-	33,411
Consumer	3,917	-	-	-	3,917
	$722,905	$6,516	$9,770	$-	$739,191

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$9	$44	$-	$14	$49	$-
Commercial real estate:
Commercial real estate	935	1,970	-	1,023	2,020	-
Acquired with credit deterioration	951	951	-	931	931	-
Residential mortgage:
Residential mortgage	824	870	-	1,329	1,434	-
Acquired with credit deterioration	370	370	-	400	400	-
Home equity	64	73	-	115	137	-

With an allowance recorded:
Commercial and industrial	$59	$63	$3	$113	$128	$51
Commercial real estate	2,722	2,783	769	1,947	1,981	429
Residential mortgage	-	-	-	32	32	23
Home equity	17	36	2	-	-	-

Total Impaired Loans:
Commercial and industrial	$68	$107	$3	$127	$177	$51
Commercial real estate	4,608	5,704	769	3,901	4,932	429
Residential mortgage	1,194	1,240	-	1,761	1,866	23
Home equity	81	109	2	115	137	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2016 and June 30, 2015 are summarized as follows:

	Three Months Ended
	June 30, 2016		June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$11	$-	$28	$-
Acquired with credit deterioration	-		194	105
Commercial real estate:
Commercial real estate	960	-	1,164	-
Acquired with credit deterioration	943	-	992	347
Residential mortgage:
Residential mortgage	831	7	956	-
Acquired with credit deterioration	377	-	428	-
Home equity	66	-	39

With an allowance recorded:
Commercial and industrial	$59	$-	$578	$-
Commercial real estate	2,201	-	5,090	-
Residential mortgage	-	-	31	-
Home equity	17	-	202	-

Total Impaired Loans:
Commercial and industrial	$70	$-	$800	$105
Commercial real estate	4,104	-	7,246	347
Residential mortgage	1,208	7	1,415	-
Home equity	83	-	241	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended
	June 30, 2016		June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$14	$-	$33	$-
Acquired with credit deterioration	-	-	78	105
Commercial real estate:
Commercial real estate	1,001	-	1,272	-
Acquired with credit deterioration	934	-	397	347
Residential mortgage:
Residential mortgage	777	9	817	-
Acquired with credit deterioration	375	4	171	-
Home equity	53	-	30	-

With an allowance recorded:
Commercial and industrial	$61	$-	$374	$-
Commercial real estate	1,851	-	5,118	-
Residential mortgage	-	-	13	-
Home equity	19	-	154	-

Total Impaired Loans:
Commercial and industrial	$75	$-	$485	$105
Commercial real estate	3,786	-	6,787	347
Residential mortgage	1,152	13	1,001	-
Home equity	72	-	184	-

Nonaccrual loans by loan portfolio class as of June 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Commercial and industrial	$9	$66
Commercial real estate	3,292	2,607
Residential mortgage	598	1,630
Home equity	96	115
	$3,995	$4,418

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2016 and December 31, 2015 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
June 30, 2016	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$-	$-	$9	$9	$160,269	$160,278	$-
Commercial real estate:
Commercial real estate	-	6	2,062	2,068	407,767	409,835	16
Acquired with credit deterioration	-	-	57	57	894	951	57
Commercial real estate - construction	-	-	-	-	56,074	56,074	-
Lease financing	-	-	-	-	565	565	-
Residential mortgage:
Residential mortgage	161	-	126	287	103,165	103,452	-
Acquired with credit deterioration	73	-	218	291	79	370	-
Home equity	-	7	79	86	34,493	34,579	-
Consumer	20	-	-	20	3,029	3,049	-
Total	$254	$13	$2,551	$2,818	$766,335	$769,153	$73

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2015	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$55	$204	$66	$325	$159,936	$160,261	$-
Commercial real estate:
Commercial real estate	211	608	1,456	2,275	366,258	368,533	-
Acquired with credit deterioration	215	518	55	788	143	931	55
Commercial real estate - construction	-	-	-	-	68,068	68,068	-
Lease financing	-	-	-	-	727	727	-
Residential mortgage:
Residential mortgage	694	550	778	2,022	100,921	102,943	-
Acquired with credit deterioration	12	-	222	234	166	400	-
Home equity	-	50	23	73	33,338	33,411	-
Consumer	10	5	-	15	3,902	3,917	-
Total	$1,197	$1,935	$2,600	$5,732	$733,459	$739,191	$55

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance for loan and lease losses and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the periods ended, June 30, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2016	$1,427	$3,777	$119	$1	$516	$303	$9	$287	$6,439
Charge-offs	-	(54)	-	-	-	(25)	(7)	-	(86)
Recoveries	1	136	-	-	25	-	2	-	164
Provisions	(56)	382	1	-	(20)	47	5	36	395
Ending balance,
June 30, 2016	$1,372	$4,241	$120	$1	$521	$325	$9	$323	$6,912

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2016	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	-	(150)	-	-	-	(25)	(10)	-	(185)
Recoveries	2	161	-	-	25	-	6	-	194
Provisions	(23)	678	(33)	-	(38)	33	1	117	735
Ending balance,
June 30, 2016	1,372	$4,241	$120	$1	$521	$325	$9	$323	$6,912
Ending balance:
individually evaluated for impairment	3	769	-	-	-	2	-	-	774
Ending balance:
collectively evaluated for impairment	$1,369	$3,472	$120	$1	$521	$323	$9	$323	$6,138

Loans receivables:
Ending balance	$160,278	$410,786	$56,074	$565	$103,822	$34,579	$3,049	$-	$769,153
Ending balance:
individually evaluated for impairment	68	3,657	-	-	824	81	-	-	4,630
Ending balance:
acquired with credit deterioration	-	951	-	-	370	-	-	-	1,321
Ending balance:
collectively evaluated for impairment	$160,210	$406,178	$56,074	$565	$102,628	$34,498	$3,049	$-	$763,202

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of, and for the periods ended, June 30, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2015	$1,639	$3,626	$35	$1	$544	$519	$37	$165	$6,566
Charge-offs	-	(55)	-	-	-	-	(6)	-	(61)
Recoveries	-	41	-	-	-	-	5	-	46
Provisions	109	279	5	1	(63)	92	4	(127)	300
Ending balance,
June 30, 2015	$1,748	$3,891	$40	$2	$481	$611	$40	$38	$6,851

	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2015	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	-	(505)	-	-	(1)	(29)	(11)	-	(546)
Recoveries	-	43	-	-	-	29	9	-	81
Provisions	355	428	7	-	32	(42)	7	(187)	600
Ending balance,
June 30, 2015	1,748	3,891	40	2	481	611	40	38	6,851
Ending balance:
individually evaluated for impairment	219	1,367	-	-	23	134	-	-	1,743
Ending balance:
collectively evaluated for impairment	$1,529	$2,524	$40	$2	$458	$477	$40	$38	$5,108

Loans receivables:
Ending balance	$162,783	$339,877	$66,477	$925	$98,833	$32,839	$3,418	$-	$705,152
Ending balance:
individually evaluated for impairment	603	6,197	-	-	1,008	237	-	-	8,045
Ending balance:
acquired with credit deterioration	198	929	-	-	430	-	-	-	1,557
Ending balance:
collectively evaluated for impairment	$161,982	$332,751	$66,477	$925	$97,395	$32,602	$3,418	$-	$695,550

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Ending balance:
individually evaluated for impairment	51	429	-	-	23	-	-	-	503
Ending balance:
collectively evaluated for impairment	$1,342	$3,123	$153	$1	$511	$317	$12	$206	$5,665

Loans receivable:
Ending balance	$160,261	$369,464	$68,068	$727	$103,343	$33,411	$3,917	$-	$739,191
Ending balance:
individually evaluated for impairment	127	2,970	-	-	1,361	115	-	-	4,573
Ending balance:
acquired with credit deterioration	-	931	-	-	400	-	-	-	1,331
Ending balance:
collectively evaluated for impairment	$160,134	$365,563	$68,068	$727	$101,582	$33,296	$3,917	$-	$733,287

The recorded investments in troubled debt restructured loans at June 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2016	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$9
Commercial real estate	3,634	3,117	2,107
Residential mortgage	733	727	584
	$4,407	$3,879	$2,700

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2015	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$15
Commercial real estate	3,634	3,117	2,235
Residential mortgage	733	727	555
	$4,407	$3,879	$2,805

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Mid Penn had troubled debt restructured loans at June 30, 2016 totaled $2,700,000.  Five loans totaling $932,000 represented accruing impaired loans in compliance with the terms of the modification.  Four of these loans totaling $582,000 are accruing impaired residential mortgages to unrelated borrowers, with one loan comprising $521,000 of this total.  Another loan is an accruing impaired commercial real estate loan for $350,000.  The remaining $1,768,000, representing eight loans among three relationships, are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $1,319,000 of the total $1,768,000 in nonaccrual impaired troubled debt restructured loans.

At December 31, 2015, Mid Penn’s troubled debt restructured loans totaled $2,805,000, of which four loans totaling $459,000, represented accruing impaired loans in compliance with the terms of the modification.  Of the $459,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $64,000 and the other one is an accruing impaired commercial real estate loan for $395,000.  The remaining $2,346,000, representing nine loans among four relationships, are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounts for $1,370,000 of the $2,346,000 nonaccrual impaired troubled debt restructured loan total.

As a result of management evaluations at June 30, 2016 and June 30, 2015, any specific allocations and charge-offs have been taken as appropriate.  As of June 30, 2016 and June 30, 2015, there were no charge-offs associated with troubled debt restructured loans under forbearance agreements.  There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three and six months ended June 30, 2016.  There were also no troubled debt restructured loans that defaulted within twelve months of restructure during the three months ended June 30, 2015; however, there were two troubled debt restructured loans to unrelated borrowers that defaulted within twelve months of restructuring totaling $3,411,000 during the six months ended June 30, 2015.  As of June 30, 2016, one forbearance agreement was negotiated during 2008, nine forbearance agreements were negotiated during 2009, two forbearance agreements were negotiated in 2013, and one forbearance agreement was negotiated during 2014.

There were no additional troubled debt restructured loans added during the three and six months ended June 30, 2016 or 2015.

As of June 30, 2016, Mid Penn had $177,000 of residential real estate held in other real estate owned, and no loans for which formal foreclosure proceedings were in process.  As of December 31, 2015, Mid Penn had $358,000 of residential real estate held in other real estate owned, and no loans for which formal foreclosure proceedings were in process.

The following table provides activity for the accretable yield of acquired impaired loans for the three and six months ended June 30, 2016.

(Dollars in thousands)

Accretable yield, April 1, 2016	$174
Accretable yield amortized to interest income	(31)
Reclassification from nonaccretable difference (a)	-
Accretable yield, June 30, 2016	$143

(Dollars in thousands)

Accretable yield, January 1, 2016	$178
Accretable yield amortized to interest income	(65)
Reclassification from nonaccretable difference (a)	30
Accretable yield, June 30, 2016	$143

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three and six months ended June 30, 2016.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$44,875	$-	$44,875	$-
Mortgage-backed U.S. government agencies	26,377	-	26,377	-
State and political subdivision obligations	92,838	-	92,838	-
Equity securities	3,252	1,088	2,164	-
	$167,342	$1,088	$166,254	$-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$26,990	$-	$26,990	$-
Mortgage-backed U.S. government agencies	38,804	-	38,804	-
State and political subdivision obligations	66,617	-	66,617	-
Equity securities	3,310	1,240	2,070	-
	$135,721	$1,240	$134,481	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,415	$-	$-	$2,415
Foreclosed Assets Held for Sale	474	-	-	474
Mortgage Servicing Rights	152	-	-	152

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,088	$-	$-	$2,088
Foreclosed Assets Held for Sale	453	-	-	453
Mortgage Servicing Rights	174	-	-	174

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,415	Appraisal of collateral (a)	Appraisal adjustments (b)	10% - 60%	30%
Foreclosed Assets Held for Sale	474	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 31%	25%
Mortgage Servicing Rights	152	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	360%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,088	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 60%	30%
Foreclosed Assets Held for Sale	453	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 27%	26%
Mortgage Servicing Rights	174	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	360%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2016 and December 31, 2015.

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$40,960	$40,960	$13,284	$13,284
Interest-bearing time balances with other financial institutions	987	987	4,317	4,317
Investment securities	167,342	167,342	135,721	135,721
Net loans and leases	762,241	778,031	733,023	738,773
Restricted investment in bank stocks	2,643	2,643	4,266	4,266
Accrued interest receivable	3,943	3,943	3,813	3,813
Mortgage servicing rights	152	152	174	174

Financial liabilities:
Deposits	$893,440	$895,257	$777,043	$777,320
Short-term borrowings	-	-	31,596	31,596
Long-term debt	30,194	30,093	40,305	39,626
Subordinated debt	7,409	7,409	7,414	7,414
Accrued interest payable	698	698	390	390

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2016 and December 31, 2015.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs.  These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$762,241	$778,031	$-	$-	$778,031

Financial instruments - liabilities
Deposits	$893,440	$895,257	$-	$895,257	$-
Long-term debt	30,194	30,093	-	30,093	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$733,023	$738,773	$-	$-	$738,773

Financial instruments - liabilities
Deposits	$777,043	$777,320	$-	$777,320	$-
Long-term debt	40,305	39,626	-	39,626	-

(6)          Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $13,845,000 and $15,805,000 standby letters of credit outstanding as of June 30, 2016 and December 31, 2015, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of June 30, 2016 for payment under standby letters of credit issued was not material.

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

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The debt issuance costs associated with the Notes were $91,000 at June 30, 2016 and $86,000 at December 31, 2015.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$8	$9	$1	$3
Interest cost	11	12	5	8
Amortization of prior service cost	8	3	6	-
Net periodic benefit cost	$27	$24	$12	$11

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$17	$17	$2	$6
Interest cost	23	23	11	16
Amortization of prior service cost	25	7	91	-
Net periodic benefit cost	$65	$47	$104	$22

(9)           Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

			Accumulated Other
(Dollars in thousands)	Unrealized Gain	Defined Benefit	Comprehensive
	on Securities	Plans Liabilities	Income

Balance - June 30, 2016	$3,645	$131	$3,776

Balance - December 31, 2015	$1,565	$247	$1,812

(10)         Common Stock

On May 6, 2014, the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan (the “Plan”) was approved by shareholders.  The Plan provides that awards shall not exceed, in the aggregate, 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors.  Current outstanding awards under the Plan require recipients to acquire specified ownership interest levels in Mid Penn in order for such award to vest, and thereby, encouraging them to contribute to the success of the company.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of June 30, 2016, 8,975 shares have been granted under the plan, which resulted in $8,000 in compensation expense for the three months ended June 30, 2016, while no expense was recorded for the three months ended June 30, 2015.  Compensation expense was $17,000 for the six months ended June 30, 2016 compared to $8,000 for the same period in 2015.  As of June 30, 2016, 875 of the granted shares were vested, while the remaining 8,100 granted shares remain unvested.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of its Subordinate Debt Notes (see Note 7), redeemed all of the outstanding shares of its SBLF Preferred Shares which were held by the Treasury for an aggregate redemption price of $1,754,000, including accrued but unpaid dividends.

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

(12)         Earnings per Common Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per common share.

The computations of basic earnings per common share are as follows:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$2,022	$2,044	$3,827	$3,007
Less: Dividends on Series B preferred stock	-	88	-	175
Dividends on Series C preferred stock	-	4	-	4
Net income available to common shareholders	$2,022	$1,952	$3,827	$2,828

Weighted average common shares outstanding	4,227,992	4,222,704	4,227,362	3,986,249
Basic earnings per common share	$0.48	$0.46	$0.91	$0.71

Mid Penn had no dilutive instruments outstanding during the periods ended June 30, 2016 and 2015.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(13)         Recent Accounting Pronouncements

ASU 2016-13:  The Financial Accounting Standards Board (“FASB”) issued ASU 2016-13; Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model).  Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance for credit losses is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis.  The subsequent accounting for PCD financial assets is the same expected loss model described above.

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale (AFS) debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  Certain incremental disclosures are required.

The Update has tiered effective dates, with early adoption permitted for all entities as of the fiscal year beginning after December 15, 2018.  For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.    For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

Mid Penn is currently evaluating this ASU to determine the future impact on its consolidated financial statements.

ASU 2016-12:  The FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.

The amendments do not alter the core principle of the new revenue standard, but make certain targeted changes to clarify the following:

•

Assessing collectability - The amendments add a “substantially all” threshold to the collectability criterion, and also clarify that the objective of the collectability assessment is to determine whether the contract is valid and represents a substantive transaction based on whether a customer has the ability and intent to pay for the goods or services that will be transferred to the customer, as opposed to all of the goods or services promised in the contract.  The ASU also clarifies how an entity may recognize as revenue consideration received in circumstances where a contract does not meet the criteria required at inception to apply the recognition guidance within the revenue standard.

•

Presenting sales taxes and other similar taxes collected from customers - The amendments provide an accounting policy election whereby an entity may exclude from the measurement of transaction price all taxes assessed by a taxing authority related to the specific transaction and which are collected from the customer.  Such amounts would be presented “net” under this option.

•

Noncash consideration - The amendments clarify that the fair value of noncash consideration is measured at contract inception, and specify how to account for subsequent changes in the fair value of noncash consideration.

•

Contract modifications at transition - The amendments provide a new practical expedient whereby an entity electing either the full or modified retrospective method of transition is permitted to reflect the aggregate effect of all prior period modifications (using hindsight) when identifying satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to satisfied and unsatisfied obligations.

•

Completed contracts at transition - The amendments include certain practical expedients in transition related to completed contracts. The amendments also clarify the definition of a completed contract.

•

Disclosing the accounting change in the period of adoption – ASU 2016-12 provides an exception to the requirement in Topic 250 to disclose the effect on the current period of retrospectively adopting a new accounting standard

The effective date and transition requirements for ASU 2016-12 are the same as the effective date and transition requirements of Topic 606.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Mid Penn is currently evaluating this ASU to determine the impact on its consolidated financial statements.

ASU 2016-10:  The FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.

The amendments in ASU 2016-10 provide more detailed guidance, including additional implementation guidance and examples in the following key areas of Topic 606:

Identifying performance obligations

The ASU more clearly articulates the guidance for assessing whether promises are separately identifiable in the overall context of the contract, which is one of two criteria for determining whether promises are distinct.  The ASU also clarifies the factors an entity should consider when assessing whether two or more promises are separately identifiable, and provide additional examples within the implementation guidance for assessing these factors.

The ASU further clarifies that an entity is not required to identify promised goods or services that are immaterial in the context of the contract, although customer options to purchase additional goods or services which represent a material right should not be designated as immaterial in the context of the contract.  It also provides an accounting policy election whereby an entity may account for shipping and handling activities as a fulfillment activity rather than as an additional promised service in certain circumstances.

Licenses of intellectual property

The ASU clarifies whether a license of intellectual property (IP) represents a right to use the IP, which is satisfied at a point in time, or a right to access the IP, which is satisfied over time, by categorizing the underlying IP as either functional or symbolic.  The ASU describes attributes of functional and symbolic IP and provides examples of each.  A promise to grant a license that is not a separate performance obligation must be considered in the context above (i.e., functional or symbolic), in order to determine whether the combined performance obligation is satisfied at a point in time or over time, and how to best measure progress toward completion if recognized over time.  Regardless of a license’s nature (i.e., functional or symbolic), an entity may not recognize revenue from a license of IP before 1) it provides or otherwise makes available a copy of the IP to the customer, and 2) the period during which the customer is able to use and benefit from the license has begun (i.e., the beginning of the license period).

Additionally, the ASU clarifies two aspects of the implementation guidance on when to recognize revenue for a sales-based or usage-based royalty promised in exchange for a license of IP.  Specifically: 1) an entity should not split a sales-based or usage-based royalty into a portion subject to the guidance on sales-based and usage-based royalties and a portion that is not subject to that guidance; and 2) the guidance on sales-based and usage-based royalties applies whenever the predominant item to which the royalty relates is a license of IP.  The amendments also distinguish contractual provisions requiring the transfer of additional rights to use or access IP that the customer does not already control from provisions that are attributes of a license (e.g., restrictions of time, geography, or use).  License attributes define the scope of the rights conveyed to the customer; they do not determine when the entity satisfies a performance obligation.

The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of Topic 606.

ASU 2016-08:  The FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net).

ASU 2016-08 updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard.  The updates to the principal versus agent guidance:

•	require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer;
•	illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer;
•

clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances; and

•	revise existing examples and add two new ones to more clearly depict how the guidance should be applied.

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

The ASU requires an investor to initially apply the equity method of accounting from the date it qualifies for that method, i.e., the date the investor obtains significant influence over the operating and financial policies of an investee.  It also eliminates the previous requirement to retroactively adjust the investment and record a cumulative catch up for the periods that the investment had been held, but did not qualify for the equity method of accounting.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Specific transition requirements apply.

Mid Penn is currently evaluating this ASU to determine the future impact on its consolidated financial statements.

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

Mid Penn is currently evaluating this ASU to determine the future impact on its consolidated financial statements.

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

Mid Penn is currently evaluating the effects this ASU to determine the future impact on its consolidated financial statements.

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2016, compared to year-end 2015, and the Results of Operations for the three and six months ended June 30, 2016, compared to the same periods in 2015.  For comparative purposes, the June 30, 2015 and December 31, 2015 balances have been reclassified, when, and if necessary, to conform to the 2016 presentation.  Such reclassifications had no impact on net income.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee their accuracy.  Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the 2015 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mid Penn to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect”, “anticipates”, “intend”, “plan”, “believe”, “estimate”, and similar expressions are intended to identify such forward-looking statements.

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

MID PENN BANCORP, INC.

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

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and conform to general practices within the banking industry.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

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

Results of Operations

The comparability of the financial condition and results of operations as of and for the three and six months ended June 30, 2016 and 2015, in general, have been impacted by the acquisition of Phoenix.

Overview

Net income available to common shareholders was $2,022,000 or $0.48 per common share, for the quarter ended June 30, 2016, as compared to net income available to common shareholders of $1,952,000 or $0.46 per common share, for the quarter ended June 30, 2015.    During the six months ended June 30, 2016, net income available to common shareholders was $3,827,000 or $0.91 per common share, versus $2,828,000 or $0.71 per common share, for the six months ended June 30, 2015.  The results for the six months ended June 30, 2015 were impacted by $762,000 in non-recurring merger-related expenses associated  with Mid Penn’s acquisition of Phoenix on March 1, 2015.

MID PENN BANCORP, INC.

Net income as a percent of average assets (return on average assets, or “ROA”) and shareholders' equity (return on average equity, or “ROE”) were as follows on an annualized basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Return on average assets	0.82%	0.91%	0.80%	0.71%
Return on average equity	11.28%	11.21%	10.75%	8.89%

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

Net interest income increased $47,000 or 0.6% to $8,533,000 for the quarter ended June 30, 2016 from $8,486,000 during the quarter ended June 30, 2015.  During the six months ended June 30, 2016, net interest income increased $1,424,000 or 9.2% to $16,948,000, from $15,524,000 during the six months ended June 30, 2015.  Net interest income in 2016 was positively impacted by core loan growth, as well as a full six months of income on the interest-earning assets from the Phoenix acquisition as compared to four months in 2015.

For the three months ended June 30, 2016, Mid Penn’s taxable-equivalent net interest margin was 3.85% compared to 4.22% for the three months ended June 30, 2015.  For the six months ended June 30, 2016, Mid Penn’s taxable-equivalent net interest margin was 3.90%, versus 4.10% for the six months ended June 30, 2015.  The higher net interest margin in 2015 was predominantly the result of the recognition of $452,000 of income in both the three and six months ended June 30, 2015 from the successful resolution of three legacy Phoenix loans acquired with credit deterioration.  Also, the investment portfolio had a lower yield during the three and six months ended June 30, 2016, versus the same periods in 2015, as several securities which matured or were called during 2016 had higher yields compared to replacement investments purchased in the persistent lower-yield bond market conditions.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in the simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Board of Governors of the Federal Reserve System.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first six months of 2016, and shifting collateral values from December 31, 2015 to June 30, 2016.

Based upon a determination of loan and lease loss allowance adequacy, management recorded a $395,000 provision for the three months ended June 30, 2016 compared to a provision of $300,000 for the three months ended June 30, 2015.  During the six months ended June 30, 2016, the provision for loan and lease losses was $735,000, compared to $600,000 for the six months ended June 30, 2015.  The allowance for loan and lease losses as a percentage of total loans was 0.90% at June 30, 2016, compared to 0.83% at December 31, 2015.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

MID PENN BANCORP, INC.

Noninterest Income

Noninterest income increased $305,000 or 27.9% during the second quarter of 2016 versus the same period in 2015.  During the six months ended June 30, 2016, noninterest income increased $588,000 or 28.8%, versus the same period in 2015.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2016	2015	$ Variance	% Variance
Net gain on sales of investment securities	$213	$-	$213	NA
Mortgage banking income	246	153	93	60.8%

(Dollars in Thousands)	Six Months Ended June 30,
	2016	2015	$ Variance	% Variance
Net gain on sales of investment securities	$213	$177	$36	20.3%
Mortgage banking income	432	220	212	96.4%
Net gain on sales of SBA loans	265	143	122	85.3%
Other income	466	349	117	33.5%

For the first half of 2016, mortgage banking income favorably increased $212,000 over the same period in 2015.  Increased residential real estate financing activity throughout Mid Penn’s footprint, favorably low mortgage market interest rates, and the addition of seasoned loan originators collectively contributed to the increased revenue from this business line.

Mid Penn also experienced increased origination and sales activity in Small Business Administration (“SBA”) loans, resulting in an increase of $122,000 of related loan sale gains during the first six months of 2016 compared to the same period in 2015.  More qualified borrowers continue to take advantage of Mid Penn’s Preferred Lender status with the SBA.

During the second quarter of 2016, Mid Penn took advantage of increased market values on several securities to reposition some of its investment portfolio, including selling a large volume of longer-term and rate-sensitive collateralized mortgage obligations (“CMOs”), as well as certain municipal bonds and agency notes.  Mid Penn realized $213,000 in securities gains in the first half of 2016 as a result of these investment management activities.  In comparison, during the first six months of 2015, Mid Penn realized $177,000 from gains on sales of securities.

Other noninterest income increased $117,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily as a result of the $86,000 gain on the sale of insurance policies upon the dissolution of Mid Penn Insurance Services, LLC, which was a wholly-owned subsidiary of Mid Penn Bank, effective March 1, 2016.  The decision was made to liquidate the subsidiary due to the lack of consistent profitability and growth.

Noninterest Expense

Noninterest expense increased $279,000 or 4.2% during the second quarter of 2016, versus the same period in 2015.  During the six months ended June 30, 2016, noninterest expenses increased $621,000, or 4.7%, versus the same period in 2015.  The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended June 30,
	2016	2015	$ Variance	% Variance
Salaries and employee benefits	$3,723	$3,440	$283	8.2%
Pennsylvania Bank Shares tax expense	206	116	90	77.6%

(Dollars in Thousands)	Six Months Ended June 30,
	2016	2015	$ Variance	% Variance
Salaries and employee benefits	$7,446	$6,760	$686	10.1%
Occupancy expense, net	1,046	950	96	10.1%
Equipment expense	846	735	111	15.1%
Pennsylvania Bank Shares tax expense	409	231	178	77.1%
Loss on sale/write-down of foreclosed assets	132	17	115	676.5%
Merger and acquisition expense	-	762	(762)	-100.0%
Other expenses	2,095	1,955	140	7.2%

MID PENN BANCORP, INC.

Salaries and employee benefit expenses increased $686,000 during the six months ended June 30, 2016 versus the same period in 2015.  The increase primarily was attributable to franchise expansion, including (i) the addition of employees from the Phoenix acquisition on March 1, 2015, (ii) staff added to serve in Mid Penn’s branch in the Mechanicsburg, PA market opened in June 2015, and (iii) an increase in lending personnel and credit support staff in alignment with Mid Penn’s core banking growth.

In connection with the acquisition of Phoenix in March 2015, Mid Penn incurred $762,000 of nonrecurring merger-related expenses in the first half of 2015, while no merger expenses were incurred in the first six months of 2016.

Mid Penn realized losses of $132,000 on the sale/write-down of foreclosed assets during the first half of 2016, as compared to $17,000 for the same period in 2015, reflecting the workout of certain holdings in the Bank’s portfolio of other real estate owned.

Occupancy expenses for the six months ended June 30, 2016 increased by $96,000 compared to the same period in 2015.  This increase was impacted by the inclusion of rent and other occupancy costs from the four acquired Phoenix branches and the addition of the Mechanicsburg, PA branch.  Equipment expenses, bank shares tax expense, and other expenses also saw increases for the first six months of 2016 compared to the same period of 2015 related primarily to franchise growth.

Income Taxes

The provision for income taxes was $593,000 for both the three months ended June 30, 2016 and the three months ended June 30, 2015.  The effective tax rate for the three months ended June 30, 2016 was 22.7% compared to 22.5% for the three months ended June 30, 2015.  The provision for income taxes for the six months ended June 30, 2016 was $1,113,000, compared to $677,000 during the same period in 2015.  The effective tax rate for the six months ended June 30, 2016 was 22.5%, compared to 18.4% for the six months ended June 30, 2015.  The lower provision for the six months ended June 30, 2015 was caused by the $762,000 in merger-related expenses, of which $101,000 was deemed a nondeductible expense.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and bank-owned life insurance, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets increased $81,246,000 or 8.7% to $1,012,884,000 at June 30, 2016 from $931,638,000 at December 31, 2015.  The increase in total assets was impacted by strong deposit growth, particularly in new retail customers, and nonprofit and government deposits.  Total deposits increased $116,397,000 to $893,440,000 at June 30, 2016 from $777,043,000 at December 31, 2015.  Growth in public fund deposits required Mid Penn to purchase additional investments for pledging purposes, contributing to the increase in the investment portfolio during the first half of 2016.  In addition, these deposits helped fund loan growth and allowed Mid Penn to payoff short-term borrowings in 2016.

Loans

During the first six months of 2016, Mid Penn experienced an increase in gross loans outstanding of $29,962,000 or 4.1%, mainly in the commercial real estate category, which accounted for the majority of Mid Penn’s loan growth as noted in the table below.

(Dollars in thousands)	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial and industrial	$160,278	20.8%	$160,261	21.7%
Commercial real estate	410,786	53.4%	369,464	50.0%
Commercial real estate - construction	56,074	7.3%	68,068	9.2%
Lease financing	565	0.1%	727	0.1%
Residential mortgage	103,822	13.5%	103,343	14.0%
Home equity	34,579	4.5%	33,411	4.5%
Consumer	3,049	0.4%	3,917	0.5%
	$769,153	100.0%	$739,191	100.0%

MID PENN BANCORP, INC.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first six months of 2016, Mid Penn had net recoveries of $9,000 compared to net charge-offs of $465,000 during the same period of 2015.  Loans charged off during the first six months of 2016 totaled $185,000 and included eight commercial real estate loans among six relationships totaling $150,000, one home equity loan for $25,000 and one consumer loan for $4,000.  Additional charge-offs of  $6,000 were predominantly comprised of deposit account charge-offs, as well as one residential mortgage.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for loan and lease losses for the six months ended June 30, 2016 and 2015 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$6,168	$6,716

Loans charged off during period	(185)	(546)
Recoveries of loans previously charged off	194	81
Net recoveries (charge-offs)	9	(465)

Provision for loan and lease losses	735	600
Balance, end of period	$6,912	$6,851

Ratio of net loans charged off to average loans outstanding (annualized)	0.00%	0.14%

Ratio of allowance for loan losses to net loans at end of period	0.90%	0.97%

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

MID PENN BANCORP, INC.

At June 30, 2016, total nonperforming loans amounted to $4,927,000 or 0.64% of loans and leases net of unearned income, compared to levels of $4,877,000 or 0.66% at December 31, 2015, and $8,574,000 or 1.22% at June 30, 2015.

(Dollars in thousands)
	June 30, 2016	December 31, 2015	June 30, 2015
Nonperforming Assets:
Nonaccrual loans	$3,995	$4,418	$6,636
Accruing troubled debt restructured loans	932	459	1,938
Total nonperforming loans	4,927	4,877	8,574

Foreclosed real estate	540	1,185	767
Other repossessed property	1	-	-
Total non-performing assets	5,468	6,062	9,341

Accruing loans 90 days or more past due	73	55	52
Total risk elements	$5,541	$6,117	$9,393

Nonperforming loans as a % of total
loans outstanding	0.64%	0.66%	1.22%
Nonperforming assets as a % of total
loans outstanding and other real estate	0.71%	0.82%	1.32%
Ratio of allowance for loan losses
to nonperforming loans	140.28%	126.46%	79.90%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

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

(Dollars in thousands)
	June 30, 2016	December 31, 2015
Period ending total loans outstanding (net of unearned interest)	$769,153	$739,191
Allowance for loan and lease losses	6,912	6,168
Total Nonperforming loans	4,927	4,877
Nonperforming and impaired loans with partial charge-offs	1,710	1,869

Ratio of nonperforming loans with partial charge-offs
to total loans	0.22%	0.25%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	34.71%	38.32%

Coverage ratio net of nonperforming loans with
partial charge-offs	214.86%	205.05%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.90%	0.84%

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

Excluding $1,321,000 in loans acquired with credit deterioration from the Phoenix acquisition, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $4,630,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $2,798,000 for which specific allocations totaling $774,000 were included within the loan loss reserve for these loans.  The remaining $1,832,000 of loans required no specific allocation within the loan loss reserve.  The $4,630,000 of impaired loan relationships were comprised of $3,657,000 in commercial real estate relationships, $824,000 in residential relationships, $81,000 in home equity relationships, and $68,000 in commercial and industrial relationships.  There were specific loan loss reserve allocations of $769,000 against the commercial real estate relationships,  $3,000 against the commercial and industrial relationships, and $2,000 against home equity relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $6,912,000 is adequate as of June 30, 2016 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major source of cash received in the first six months of 2016 came from the $116,397,000 net increase in deposits and the $38,501,000 in proceeds from the sale of investment securities.

Major uses of cash in the first six months of 2016 were $84,352,000 for investment purchases, $41,707,000 for the repayment of short- and long-term borrowings, and $30,054,000 for funding the increase in net loans and leases.

MID PENN BANCORP, INC.

Major sources of cash received in the first six months of 2015 came from the sale of investment securities of $16,091,000, the $14,403,000 increase in short-term borrowings, and the net cash received from the Phoenix acquisition of $8,095,000.

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

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.0%.  Interest is paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.  The debt issuance costs associated with the Notes were $91,000 at June 30, 2016 and $86,000 at December 31, 2015.

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

MID PENN BANCORP, INC.

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

Shareholders’ equity increased during the six months ended June 30, 2016 by $4,406,000 or 6.3% from December 31, 2015.  Capital was positively impacted by positive earnings of $3,827,000 and an increase in AOCI of $1,964,000.  Capital was reduced by the payment of $1,437,000 in common stock dividends during the first half of 2016.    All of Mid Penn’s investment securities are classified as available for sale, making accumulated other comprehensive income sensitive to the changing market value of investments.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The new minimum capital to risk-adjusted assets requirements including the capital conservation buffers began on January 1, 2016 and are illustrated below.  At June 30, 2016, Mid Penn Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2016 and December 31, 2015:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of June 30, 2016:
Tier 1 Capital (to Average Assets)	$67,873	6.9%	$39,402	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	67,873	9.2%	37,649	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	67,873	9.2%	48,669	6.625%	N/A	N/A
Total Capital (to Risk Weighted Assets)	82,311	11.2%	63,361	8.625%	N/A	N/A

Bank
As of June 30, 2016:
Tier 1 Capital (to Average Assets)	$74,343	7.6%	$39,229	4.0%	$49,036	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,343	10.1%	37,618	5.125%	47,710	6.5%
Tier 1 Capital (to Risk Weighted Assets)	74,343	10.1%	48,628	6.625%	58,721	8.0%
Total Capital (to Risk Weighted Assets)	81,372	11.1%	63,308	8.625%	73,401	10.0%

Corporation
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$64,089	7.1%	$35,098	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	31,731	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	42,308	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	77,852	11.0%	56,410	8.0%	N/A	N/A

Bank
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$70,351	7.8%	$36,245	4.0%	$45,306	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	31,698	4.5%	45,786	6.5%
Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	42,264	6.0%	56,352	8.0%
Total Capital (to Risk Weighted Assets)	76,614	10.9%	56,352	8.0%	70,440	10.0%

Series B Preferred Stock Redemption

Between September 26, 2012 and January 3, 2013, Mid Penn issued, via a private placement, 5,000 shares of its Series B Preferred Stock, resulting in total gross proceeds of $5,000,000.

On December 9, 2015, Mid Penn, using a portion of the proceeds from the offering of the Notes previously described on page 49, redeemed all of its issued and outstanding shares of Series B Preferred Stock at a price equal to $1,024.67 per share, which is equal to $1,020 per share plus an amount equal to declared but unpaid dividends on December 9, 2015, for a total redemption price of $5,123,000.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2016, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three and six months ended June 30, 2016, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, to determine if there were material changes applicable to the three and six months ended June 30, 2016.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

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

•	Exhibit 3(ii) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.)
•	Exhibit 11 – Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part I Item 1 of this Quarterly Report on Form 10-Q.)
•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase
•	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase
•	Exhibit 101.INS – XBRL Instance Document
•	Exhibit 101.SCH – XBRL Taxonomy Extension Schema
•	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase
•	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 12, 2016
By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	August 12, 2016