Form 10-Q
period 2016-09-30
MID PENN BANCORP INC
filed 2016-11-10
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 10, 2016, the registrant had 4,232,166 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$15,697	$12,329
Interest-bearing balances with other financial institutions	942	955
Federal funds sold	27,130	-
Total cash and cash equivalents	43,769	13,284

Interest-bearing time deposits with other financial institutions	-	4,317
Investment securities available for sale	173,444	135,721
Loans and leases, net of unearned interest	791,484	739,191
Less: Allowance for loan and lease losses	(7,482)	(6,168)
Net loans and leases	784,002	733,023

Bank premises and equipment, net	13,325	13,993
Cash surrender value of life insurance	12,716	12,516
Restricted investment in bank stocks	2,709	4,266
Foreclosed assets held for sale	501	1,185
Accrued interest receivable	4,032	3,813
Deferred income taxes	1,076	1,821
Goodwill	3,918	3,918
Core deposit and other intangibles, net	562	665
Other assets	2,633	3,116
Total Assets	$1,042,687	$931,638
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$128,013	$103,721
Interest-bearing demand	321,976	247,356
Money Market	249,204	208,386
Savings	59,302	56,731
Time	179,722	160,849
Total Deposits	938,217	777,043

Short-term borrowings	-	31,596
Long-term debt	13,638	40,305
Subordinated debt	7,411	7,414
Accrued interest payable	748	390
Other liabilities	7,588	4,822
Total Liabilities	967,602	861,570

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares;
4,232,166 and 4,226,717 shares issued and outstanding at
September 30, 2016, and at December 31, 2015, respectively	4,232	4,227
Additional paid-in capital	40,644	40,559
Retained earnings	27,253	23,470
Accumulated other comprehensive income	2,956	1,812
Total Shareholders’ Equity	75,085	70,068
Total Liabilities and Shareholders' Equity	$1,042,687	$931,638

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$9,134	$8,448	$26,846	$24,345
Interest on interest-bearing balances	2	12	11	34
Interest and dividends on investment securities:
U.S. Treasury and government agencies	339	293	972	928
State and political subdivision obligations, tax-exempt	550	484	1,562	1,532
Other securities	64	102	236	301
Interest on federal funds sold	36	-	54	1
Total Interest Income	10,125	9,339	29,681	27,141
INTEREST EXPENSE
Interest on deposits	1,162	987	3,293	2,881
Interest on short-term borrowings	-	14	15	36
Interest on long-term and subordinated debt	205	149	657	511
Total Interest Expense	1,367	1,150	3,965	3,428
Net Interest Income	8,758	8,189	25,716	23,713
PROVISION FOR LOAN AND LEASE LOSSES	585	265	1,320	865
Net Interest Income After Provision for Loan and Lease Losses	8,173	7,924	24,396	22,848
NONINTEREST INCOME
Income from fiduciary activities	104	120	349	367
Service charges on deposits	171	186	484	503
Net gain on sales of investment securities	200	138	413	315
Earnings from cash surrender value of life insurance	65	71	200	198
Mortgage banking income	266	106	698	326
ATM debit card interchange income	214	189	623	540
Merchant services income	89	64	241	175
Net gain on sales of SBA loans	89	73	354	216
Other income	221	138	687	487
Total Noninterest Income	1,419	1,085	4,049	3,127
NONINTEREST EXPENSE
Salaries and employee benefits	3,982	3,471	11,428	10,231
Occupancy expense, net	496	498	1,542	1,448
Equipment expense	412	346	1,258	1,081
Pennsylvania Bank Shares Tax expense	197	106	606	337
FDIC Assessment	134	166	434	470
Legal and professional fees	130	151	515	455
Marketing and advertising expense	146	137	369	372
Software licensing	350	380	1,015	1,103
Telephone expense	135	169	420	432
Loss on sale or write-down of foreclosed assets	26	47	158	64
Intangible amortization	31	36	102	79
Merger and acquisition expense	-	-	-	762
Other expenses	1,126	1,062	3,231	3,017
Total Noninterest Expense	7,165	6,569	21,078	19,851
INCOME BEFORE PROVISION FOR INCOME TAXES	2,427	2,440	7,367	6,124
Provision for income taxes	526	546	1,639	1,223
NET INCOME	1,901	1,894	5,728	4,901
Series B preferred stock dividends	-	88	-	263
Series C preferred stock dividends	-	4	-	8
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,901	$1,802	$5,728	$4,630

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.45	$0.43	$1.35	$1.14
Cash Dividends Paid	$0.12	$0.12	$0.46	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,
	2016	2015

Net income	$1,901	$1,894

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available-for-sale
securities, net of income taxes of ($349) and $464, respectively	(677)	898

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($68) and ($47), respectively (a)	(132)	(91)

Change in defined benefit plans, net of income taxes of ($6) and $2, respectively (b)	(11)	2

Total other comprehensive (loss) income	(820)	809

Total comprehensive income	$1,081	$2,703

(Dollars in thousands)	Nine Months Ended September 30,
	2016	2015

Net income	$5,728	$4,901

Other comprehensive income (loss):

Unrealized gains arising during the period on available-for-sale
securities, net of income taxes of $795 and $66, respectively	1,543	128

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($141) and ($107), respectively (a)	(272)	(208)

Change in defined benefit plans, net of income taxes of ($66) and $4, respectively (b)	(127)	7

Total other comprehensive income (loss)	1,144	(73)

Total comprehensive income	$6,872	$4,828

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2016	$-	$4,227	$40,559	$23,470	$1,812	$70,068
Net income	-	-	-	5,728	-	5,728
Total other comprehensive income, net of taxes	-	-	-	-	1,144	1,144
Employee Stock Purchase Plan (3,334 shares)	-	3	53	-	-	56
Common stock dividends	-	-	-	(1,945)	-	(1,945)
Restricted stock activity (2,115 shares)	-	2	32	-	-	34
Balance, September 30, 2016	$-	$4,232	$40,644	$27,253	$2,956	$75,085

Balance, January 1, 2015	$5,000	$3,498	$29,902	$19,217	$1,513	$59,130
Net income	-	-	-	4,901	-	4,901
Total other comprehensive income (loss), net of taxes	-	-	-	-	(73)	(73)
Employee Stock Purchase Plan (3,166 shares)	-	3	47	-	-	50
Common stock dividends	-	-	-	(1,278)	-	(1,278)
Series B preferred stock dividends	-	-	-	(263)	-	(263)
Series C preferred stock dividend	-	-	-	(8)	-	(8)
SBLF preferred stock from Phoenix acquisition	1,750	-	-	-	-	1,750
Common stock issued to Phoenix shareholders	-	724	10,568	-	-	11,292
Restricted stock activity (875 shares)	-	1	18	-	-	19
Balance, September 30, 2015	$6,750	$4,226	$40,535	$22,569	$1,440	$75,520

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net Income	$5,728	$4,901
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,320	865
Depreciation	1,238	1,082
Amortization of intangibles	103	66
Net amortization of security premiums	8,429	1,867
Gain on sales of investment securities	(413)	(315)
Earnings on cash surrender value of life insurance	(200)	(198)
SBA loans originated for sale	(4,436)	(2,915)
Proceeds from sales of SBA loans originated for sale	4,790	3,131
Gain on sale of loans	(354)	(216)
Loss on sale or write-down of foreclosed assets	158	64
Restricted stock compensation expense	34	19
Deferred income tax	(37)	(300)
(Increase) decrease in accrued interest receivable	(219)	31
Decrease in other assets	483	882
Increase in accrued interest payable	358	224
Increase in other liabilities	2,766	1,322
Net Cash Provided By Operating Activities	19,748	10,510

Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	4,317	459
Proceeds from the maturity or call of investment securities	14,983	8,080
Proceeds from the sale of investment securities	49,635	33,962
Purchases of investment securities	(108,431)	(24,446)
Net cash received from acquisition	-	8,095
Redemptions (purchases) of restricted investment in bank stock	1,557	(229)
Net increase in loans and leases	(52,517)	(38,671)
Purchases of bank premises and equipment	(570)	(1,261)
Proceeds from sale of foreclosed assets	744	396
Net Cash Used In Investing Activities	(90,282)	(13,615)

Financing Activities:
Net increase in deposits	161,174	13,990
Net (decrease) increase in short-term borrowings	(31,596)	5,134
Series B preferred stock dividends paid	-	(263)
Series C preferred stock dividends paid	-	(8)
Common stock dividend paid	(1,945)	(1,278)
Employee Stock Purchase Plan	56	50
Long-term debt repayment	(26,670)	(5,168)
Net Cash Provided By Financing Activities	101,019	12,457

Net increase in cash and cash equivalents	30,485	9,352
Cash and cash equivalents, beginning of period	13,284	9,882
Cash and cash equivalents, end of period	$43,769	$19,234

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,607	$3,173
Income taxes paid	$990	$930

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$218	$885

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

Assets, Liabilities, and Equity in Connection with Merger:

(Dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Assets Acquired:
Securities	$-	$11,331
Loans	-	110,363
Restricted stock	-	509
Property and equipment	-	1,792
Accrued interest receivable	-	388
Core deposit and other intangible assets	-	578
Bank-owned life insurance	-	3,673
Other assets	-	1,127
	$-	$129,761

Liabilities Assumed:
Deposits	$-	$123,238
Accrued interest payable	-	32
Long-term debt	-	3,570
Other liabilities	-	876
	$-	$127,716

Equity Acquired:
Preferred stock	$-	$1,750

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Mid Penn Bank (the “Bank”), and the Bank’s former wholly-owned subsidiary, Mid Penn Insurance Services, LLC (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Effective March 1, 2016, Mid Penn Insurance Services, LLC, an immaterial subsidiary of Mid Penn, was liquidated.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the September 30, 2015 and December 31, 2015 balances have been reclassified, when, and if necessary, to conform to the 2016 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

The following table presents pro forma information as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2014.  Supplemental pro forma earnings for 2015 were adjusted to exclude $0 and $762,000 of merger related costs incurred for the three and nine months ended September 30, 2015.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.  The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

(Dollars in thousands, except per share data)	September 30, 2015
	Three Months	Nine Months
	Ended	Ended
Net interest income after loan loss provision	$7,924	$23,484
Noninterest income	1,085	3,192
Noninterest expense	7,353	20,934
Net income available to common shareholders	1,251	4,403
Net income per common share	0.30	1.04

(3)	Investment Securities

Securities to be held for indefinite periods, but not intended to be held to maturity, are classified as available for sale and carried at fair value.  Securities held for indefinite periods include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to liquidity needs, changes in interest rates, resultant prepayment risk, and other factors related to effective portfolio management.

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

Mid Penn had no securities considered by management to be other than temporarily impaired as of September 30, 2016 or December 31, 2015, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to relate to changes in interest rates and not erosion of credit quality.

The amortized cost, fair value, and unrealized gains and losses on investment securities at September 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$50,046	$1,099	$(14)	$51,131
Mortgage-backed U.S. government agencies	25,426	369	(8)	25,787
State and political subdivision obligations	90,407	2,970	(83)	93,294
Equity securities	3,268	73	(109)	3,232
	$169,147	$4,511	$(214)	$173,444

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$26,316	$729	$(55)	$26,990
Mortgage-backed U.S. government agencies	38,983	49	(228)	38,804
State and political subdivision obligations	64,780	1,914	(77)	66,617
Equity securities	3,271	82	(43)	3,310
	$133,350	$2,774	$(403)	$135,721

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $168,085,000 at September 30, 2016 and $130,298,000 at December 31, 2015, were pledged to secure public deposits and certain other borrowings.

Mid Penn realized net gains on sales of securities available-for-sale of $200,000 and $138,000, respectively, during the three months ended September 30, 2016 and 2015.  Mid Penn realized net gains on sales of securities available-for-sale of $413,000 and $315,000, respectively, during the nine months ended September 30, 2016 and 2015.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables present gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
September 30, 2016	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	3	$7,486	$(14)	0	$-	$-	3	$7,486	$(14)
Mortgage-backed U.S. government agencies	3	2,029	(8)	0	-	-	3	2,029	(8)
State and political subdivision obligations	24	10,969	(83)	0	-	-	24	10,969	(83)
Equity securities	0	-	-	2	1,059	(109)	2	1,059	(109)
Total temporarily impaired available for sale securities	30	$20,484	$(105)	2	$1,059	$(109)	32	$21,543	$(214)

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2015	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	6	$6,259	$(43)	2	$1,383	$(12)	8	$7,642	$(55)
Mortgage-backed U.S. government agencies	13	12,759	(124)	11	6,282	(104)	24	19,041	(228)
State and political subdivision obligations	9	4,041	(32)	3	1,631	(45)	12	5,672	(77)
Equity securities	1	990	(10)	2	615	(33)	3	1,605	(43)
Total temporarily impaired available for sale securities	29	$24,049	$(209)	18	$9,911	$(194)	47	$33,960	$(403)

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

At September 30, 2016, thirty debt securities and two equity securities with unrealized losses totaling $214,000 were temporarily impaired approximately 1 percent from their amortized cost basis.  At September 30, 2016, the majority of the unrealized losses on securities in an unrealized loss position were attributed to obligations of state and political subdivisions.  At December 31, 2015, forty-four debt securities and three equity securities with unrealized losses totaling $403,000 were temporarily impaired approximately;;; 1 percent from their amortized cost basis.  At December 31, 2015, the majority of the unrealized losses on securities in an unrealized loss position were attributed to mortgage-backed U.S. government agencies.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	September 30, 2016
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$16,978	$17,001
Due after 1 year but within 5 years	46,261	47,617
Due after 5 years but within 10 years	71,216	73,815
Due after 10 years	5,998	5,992
	140,453	144,425
Mortgage-backed securities	25,426	25,787
Equity securities	3,268	3,232
	$169,147	$173,444

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

For all classes of loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days or more past due, or management has serious doubts about further collectability of principal or interest even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest is credited to income.  Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally, at least nine consecutive months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80 percent of the value of the collateral securing the loan.  The Bank’s commercial business lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present, and future cash flows is also an important aspect of the Bank’s current credit analysis.  Nonetheless, such loans are believed to carry higher credit risk than other extensions of credit.

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

Residential mortgage

Mid Penn offers a wide array of residential mortgage loans for both permanent structures and those under construction.  The Bank’s residential mortgage originations are secured primarily by properties located in its primary market and surrounding areas.  Residential mortgage loans have terms up to a maximum of 30 years and with loan-to-value ratios up to 100 percent of the lesser of the appraised value of the security property or the contract price.  Private mortgage insurance is generally required in an amount sufficient to reduce the Bank’s exposure to at or below the 85 percent loan to value level.  Residential mortgage loans generally do not include prepayment penalties.

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

The largest component of Mid Penn’s consumer loan portfolio consists of fixed rate home equity loans and variable rate home equity lines of credit.  Substantially all home equity loans and lines of credit are secured by second mortgages on principal residences.  The Bank will lend amounts, which, together with all prior liens, typically may be up to 85 percent of the appraised value of the property securing the loan.  Home equity term loans may have maximum terms up to 20 years while home equity lines of credit generally have maximum terms of five years.

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $120,000 at September 30, 2016 and $94,500 at December 31, 2015.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance.  The allowance is based on Mid Penn’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as substandard nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charging off a residential mortgage loan begins when a loan becomes delinquent for 90 days and is not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Consumer loans (including home equity loans and other consumer loans) are recommended for charge-off after reaching delinquency of 90 days and the loan is not in the process of collection.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Loans whose terms are modified are classified as troubled debt restructurings if the borrowers have been granted concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date.  Nonaccrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for nine consecutive months after modification.  Loans classified as troubled debt restructurings are designated as impaired.

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

In addition, Federal and State regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the existing related allowance for loan losses.  Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  These loans are accounted for under the ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows will require Mid Penn to evaluate the need for an additional allowance.  Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which Mid Penn will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

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

The classes of the loan portfolio, summarized by the pass rating, (net of deferred fees and costs of $203,000 as of September 30, 2016 and $178,000 as of December 31, 2015), and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of September 30, 2016 and December 31, 2015, are as follows:

(Dollars in thousands)		Special
September 30, 2016	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$165,931	$581	$1,563	$-	$168,075
Commercial real estate	410,158	3,876	7,418	-	421,452
Commercial real estate - construction	55,646	1,673	-	-	57,319
Lease financing	506	-	-	-	506
Residential mortgage	102,886	320	1,277	-	104,483
Home equity	36,028	195	228	-	36,451
Consumer	3,198	-	-	-	3,198
	$774,353	$6,645	$10,486	$-	$791,484

(Dollars in thousands)		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total

Commercial and industrial	$158,302	$1,289	$670	$-	$160,261
Commercial real estate	359,859	2,088	7,517	-	369,464
Commercial real estate - construction	65,665	2,403	-	-	68,068
Lease financing	727	-	-	-	727
Residential mortgage	101,507	475	1,361	-	103,343
Home equity	32,928	261	222	-	33,411
Consumer	3,917	-	-	-	3,917
	$722,905	$6,516	$9,770	$-	$739,191

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$6	$42	$-	$14	$49	$-
Commercial real estate:
Commercial real estate	773	1,825	-	1,023	2,020	-
Acquired with credit deterioration	972	972	-	931	931	-
Residential mortgage:
Residential mortgage	847	884	-	1,329	1,434	-
Acquired with credit deterioration	380	380	-	400	400	-
Home equity	60	73	-	115	137	-

With an allowance recorded:
Commercial and industrial	$879	$884	$828	$113	$128	$51
Commercial real estate	2,625	2,702	764	1,947	1,981	429
Residential mortgage	-	-	-	32	32	23
Home equity	30	49	2	-	-	-

Total Impaired Loans:
Commercial and industrial	$885	$926	$828	$127	$177	$51
Commercial real estate	4,370	5,499	764	3,901	4,932	429
Residential mortgage	1,227	1,264	-	1,761	1,866	23
Home equity	90	122	2	115	137	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended
	September 30, 2016		September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$8	$-	$18	$-
Acquired with credit deterioration	-	-	-	100
Commercial real estate:
Commercial real estate	797	-	991	14
Acquired with credit deterioration	965	-	926	-
Residential mortgage:
Residential mortgage	834	6	735	8
Acquired with credit deterioration	376	-	426	-
Home equity:
Home equity	62	-	21	-
Acquired with credit deterioration	-	-	-	3

With an allowance recorded:
Commercial and industrial	$469	$-	$124	$-
Commercial real estate	2,643	-	5,167	-
Residential mortgage	-	-	31	-
Home equity	31	-	182	-

Total Impaired Loans:
Commercial and industrial	$477	$-	$142	$100
Commercial real estate	4,405	-	7,084	14
Residential mortgage	1,210	6	1,192	8
Home equity	93	-	203	3

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2016		September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$12	$-	$22	$-
Acquired with credit deterioration	-	-	-	205
Commercial real estate:
Commercial real estate	865	-	1,072	14
Acquired with credit deterioration	944	-	947	347
Residential mortgage:
Residential mortgage	802	15	673	8
Acquired with credit deterioration	375	4	427	-
Home equity:
Home equity	59	-	22	-
Acquired with credit deterioration	-	-	-	3

With an allowance recorded:
Commercial and industrial	$224	$-	$127	$-
Commercial real estate	2,036	-	5,077	-
Residential mortgage	-	-	19	-
Home equity	33	-	178	-

Total Impaired Loans:
Commercial and industrial	$236	$-	$149	$205
Commercial real estate	3,845	-	7,096	361
Residential mortgage	1,177	19	1,119	8
Home equity	92	-	200	3

Nonaccrual loans by loan portfolio class as of September 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Commercial and industrial	$827	$66
Commercial real estate	3,070	2,607
Residential mortgage	634	1,630
Home equity	90	115
	$4,621	$4,418

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of September 30, 2016 and December 31, 2015 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
September 30, 2016	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$-	$821	$6	$827	$167,248	$168,075	$-
Commercial real estate:
Commercial real estate	157	1,510	2,360	4,027	416,453	420,480	500
Acquired with credit deterioration	-	-	57	57	915	972	57
Commercial real estate - construction	-	-	-	-	57,319	57,319	-
Lease financing	-	-	-	-	506	506	-
Residential mortgage:
Residential mortgage	170	88	159	417	103,686	104,103	-
Acquired with credit deterioration	40	-	194	234	146	380	-
Home equity	16	61	74	151	36,300	36,451	-
Consumer	2	-	-	2	3,196	3,198	-
Total	$385	$2,480	$2,850	$5,715	$785,769	$791,484	$557

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2015	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$55	$204	$66	$325	$159,936	$160,261	$-
Commercial real estate:
Commercial real estate	211	608	1,456	2,275	366,258	368,533	-
Acquired with credit deterioration	215	518	55	788	143	931	55
Commercial real estate - construction	-	-	-	-	68,068	68,068	-
Lease financing	-	-	-	-	727	727	-
Residential mortgage:
Residential mortgage	694	550	778	2,022	100,921	102,943	-
Acquired with credit deterioration	12	-	222	234	166	400	-
Home equity	-	50	23	73	33,338	33,411	-
Consumer	10	5	-	15	3,902	3,917	-
Total	$1,197	$1,935	$2,600	$5,732	$733,459	$739,191	$55

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the periods ended, September 30, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2016	$1,372	$4,241	$120	$1	$521	$325	$9	$323	$6,912
Charge-offs		(43)			(4)	-	(2)	-	(49)
Recoveries	1	29	-	-	-	-	4	-	34
Provisions	759	108	-	-	15	27	(1)	(323)	585
Ending balance,
September 30, 2016	$2,132	$4,335	$120	$1	$532	$352	$10	$-	$7,482

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2016	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	-	(193)	-	-	(4)	(25)	(12)	-	(234)
Recoveries	3	190	-	-	25	-	10	-	228
Provisions	736	786	(33)	-	(23)	60	-	(206)	1,320
Ending balance,
September 30, 2016	2,132	4,335	120	1	532	352	10	-	7,482
Ending balance:
individually evaluated for impairment	828	764	-	-	-	2	-	-	1,594
Ending balance:
collectively evaluated for impairment	$1,304	$3,571	$120	$1	$532	$350	$10	$-	$5,888

Loans receivables:
Ending balance	$168,075	$421,452	$57,319	$506	$104,483	$36,451	$3,198	$-	$791,484
Ending balance:
individually evaluated for impairment	885	3,398	-	-	847	90	-	-	5,220
Ending balance:
acquired with credit deterioration	-	972	-	-	380	-	-	-	1,352
Ending balance:
collectively evaluated for impairment	$167,190	$417,082	$57,319	$506	$103,256	$36,361	$3,198	$-	$784,912

(Dollars in thousands)
As of, and for the periods ended, September 30, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2015	$1,748	$3,891	$40	$2	$481	$611	$40	$38	$6,851
Charge-offs	(130)	-	-	-	(34)	(7)	(2)	-	(173)
Recoveries	10	5	-	-	23	-	3	-	41
Provisions	(67)	237	86	(1)	33	22	(7)	(38)	265
Ending balance,
September 30, 2015	$1,561	$4,133	$126	$1	$503	$626	$34	$-	$6,984

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2015	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	(130)	(505)	-	-	(35)	(36)	(13)	-	(719)
Recoveries	10	48	-	-	23	29	12	-	122
Provisions	288	665	93	(1)	65	(20)	-	(225)	865
Ending balance,
September 30, 2015	1,561	4,133	126	1	503	626	34	-	6,984
Ending balance:
individually evaluated for impairment	58	1,531	-	-	23	129	-	-	1,741
Ending balance:
collectively evaluated for impairment	$1,503	$2,602	$126	$1	$480	$497	$34	$-	$5,243

Loans receivables:
Ending balance	$161,421	$350,747	$68,952	$804	$101,085	$33,165	$2,911	$-	$719,085
Ending balance:
individually evaluated for impairment	140	6,324	-	-	801	185	-	-	7,450
Ending balance:
acquired with credit deterioration	-	927	-	-	419	-	-	-	1,346
Ending balance:
collectively evaluated for impairment	$161,281	$343,496	$68,952	$804	$99,865	$32,980	$2,911	$-	$710,289

(Dollars in thousands)
December 31, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Ending balance:
individually evaluated for impairment	51	429	-	-	23	-	-	-	503
Ending balance:
collectively evaluated for impairment	$1,342	$3,123	$153	$1	$511	$317	$12	$206	$5,665

Loans receivable:
Ending balance	$160,261	$369,464	$68,068	$727	$103,343	$33,411	$3,917	$-	$739,191
Ending balance:
individually evaluated for impairment	127	2,970	-	-	1,361	115	-	-	4,573
Ending balance:
acquired with credit deterioration	-	931	-	-	400	-	-	-	1,331
Ending balance:
collectively evaluated for impairment	$160,134	$365,563	$68,068	$727	$101,582	$33,296	$3,917	$-	$733,287

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at September 30, 2016 and December 31, 2015 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
September 30, 2016	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$6
Commercial real estate	3,634	3,117	2,030
Residential mortgage	691	689	575
	$4,365	$3,841	$2,611

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2015	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$15
Commercial real estate	3,634	3,117	2,235
Residential mortgage	733	727	555
	$4,407	$3,879	$2,805

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn had troubled debt restructured loans at September 30, 2016 totaled $2,611,000.  Five loans totaling $904,000 represented accruing impaired loans in compliance with the terms of the modification.  Four of these loans totaling $576,000 are accruing impaired residential mortgages to unrelated borrowers, with one loan comprising $516,000 of this total.  Another loan is an accruing impaired commercial real estate loan for $328,000.  The remaining $1,707,000, representing seven loans among two relationships, are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $1,284,000 of the total $1,707,000 in nonaccrual impaired troubled debt restructured loans.

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

As a result of management evaluations at September 30, 2016 and September 30, 2015, any specific allocations and charge-offs have been taken as appropriate.  As of September 30, 2016 and September 30, 2015, there were no charge-offs associated with troubled debt restructured loans under forbearance agreements.  There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three and nine months ended September 30, 2016.  There were also no troubled debt restructured loans that defaulted within twelve months of restructure during the three months ended September 30, 2015; however, there were two troubled debt restructured loans to unrelated borrowers that defaulted within twelve months of restructuring totaling $3,404,000 during the nine months ended September 30, 2015.  As of September 30, 2016, one forbearance agreement was negotiated during 2008, nine forbearance agreements were negotiated during 2009, one forbearance agreements were negotiated in 2013, and one forbearance agreement was negotiated during 2014.

There were no additional troubled debt restructured loans added during the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016, Mid Penn had $66,000 of residential real estate held in other real estate owned, and two loans totaling $215,000 for which formal foreclosure proceedings were in process.  As of December 31, 2015, Mid Penn had $358,000 of residential real estate held in other real estate owned, and no loans for which formal foreclosure proceedings were in process.

The following table provides activity for the accretable yield of acquired impaired loans for the three and nine months ended September 30, 2016.

(Dollars in thousands)

Accretable yield, July 1, 2016	$143
Accretable yield amortized to interest income	(32)
Reclassification from nonaccretable difference (a)	-
Accretable yield, September 30, 2016	$111

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Accretable yield, January 1, 2016	$178
Accretable yield amortized to interest income	(97)
Reclassification from nonaccretable difference (a)	30
Accretable yield, September 30, 2016	$111

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(5)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three and nine months ended September 30, 2016.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$51,131	$-	$51,131	$-
Mortgage-backed U.S. government agencies	25,787	-	25,787	-
State and political subdivision obligations	93,294	-	93,294	-
Equity securities	3,232	1,059	2,173	-
	$173,444	$1,059	$172,385	$-

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$26,990	$-	$26,990	$-
Mortgage-backed U.S. government agencies	38,804	-	38,804	-
State and political subdivision obligations	66,617	-	66,617	-
Equity securities	3,310	1,240	2,070	-
	$135,721	$1,240	$134,481	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,314	$-	$-	$2,314
Foreclosed Assets Held for Sale	318	-	-	318
Mortgage Servicing Rights	144	-	-	144

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,088	$-	$-	$2,088
Foreclosed Assets Held for Sale	453	-	-	453
Mortgage Servicing Rights	174	-	-	174

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,314	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 53%	28%
Foreclosed Assets Held for Sale	318	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 31%	26%
Mortgage Servicing Rights	144	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	360%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,088	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 60%	30%
Foreclosed Assets Held for Sale	453	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 27%	26%
Mortgage Servicing Rights	174	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	360%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2016 and December 31, 2015.

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$43,769	$43,769	$13,284	$13,284
Interest-bearing time balances with other financial institutions	-	-	4,317	4,317
Investment securities	173,444	173,444	135,721	135,721
Net loans and leases	784,002	809,356	733,023	738,773
Restricted investment in bank stocks	2,709	2,709	4,266	4,266
Accrued interest receivable	4,032	4,032	3,813	3,813
Mortgage servicing rights	144	144	174	174

Financial liabilities:
Deposits	$938,217	$939,690	$777,043	$777,320
Short-term borrowings	-	-	31,596	31,596
Long-term debt	13,638	13,637	40,305	39,626
Subordinated debt	7,411	7,411	7,414	7,414
Accrued interest payable	748	748	390	390

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2016 and December 31, 2015.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$784,002	$809,356	$-	$-	$809,356

Financial instruments - liabilities
Deposits	$938,217	$939,690	$-	$939,690	$-
Long-term debt	13,638	13,637	-	13,637	-

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2015	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$733,023	$738,773	$-	$-	$738,773

Financial instruments - liabilities
Deposits	$777,043	$777,320	$-	$777,320	$-
Long-term debt	40,305	39,626	-	39,626	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(6)	Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities, which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $11,491,000 and $15,805,000 standby letters of credit outstanding as of September 30, 2016 and December 31, 2015, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of September 30, 2016 for payment under standby letters of credit issued was not material.

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

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the Notes were $89,000 at September 30, 2016 and $86,000 at December 31, 2015.

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

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$9	$8	$1	$3
Interest cost	12	11	6	8
Amortization of prior service cost	8	4	3	-
Net periodic benefit cost	$29	$23	$10	$11

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Service cost	$26	$25	$3	$9
Interest cost	35	34	17	24
Amortization of prior service cost	33	11	94	-
Net periodic benefit cost	$94	$70	$114	$33

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(9)	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of taxes, are as follows:

			Accumulated Other
(Dollars in thousands)	Unrealized Gain	Defined Benefit	Comprehensive
	on Securities	Plans Liabilities	Income

Balance - September 30, 2016	$2,836	$120	$2,956

Balance - December 31, 2015	$1,565	$247	$1,812

(10)	Common Stock

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

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of September 30, 2016, 16,045 shares have been granted under the plan, which resulted in $17,000 in compensation expense for the three months ended September 30, 2016, while $11,000 expense was recorded for the three months ended September 30, 2015.  Compensation expense was $34,000 for the nine months ended September 30, 2016 compared to $19,000 for the same period in 2015.  As of September 30, 2016, 2,990 restricted shares have vested, while the remaining 13,055 granted shares remain unvested.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$1,901	$1,894	$5,728	$4,901
Less: Dividends on Series B preferred stock	-	88	-	263
Dividends on Series C preferred stock	-	4	-	8
Net income available to common shareholders	$1,901	$1,802	$5,728	$4,630

Weighted average common shares outstanding	4,230,181	4,224,040	4,228,308	4,066,384
Basic earnings per common share	$0.45	$0.43	$1.35	$1.14

Mid Penn had no dilutive instruments outstanding during the periods ended September 30, 2016 and 2015.

(13)	Recent Accounting Pronouncements

ASU 2016-15:  The Financial Accounting Standards Board (“FASB”) issued ASU 2016-15; Classification of Certain Cash Receipts and Cash Payments

The ASU clarifies how certain cash receipts and cash payments are  presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice.

•	Cash payments for debt prepayment or extinguishment costs will be classified in financing activities.
•

Upon settlement of zero-coupon bonds and bonds with insignificant cash coupons, the portion of the payment attributable to imputed interest will be classified as an operating activity, while the portion of the payment attributable to principal will be classified as a financing activity.

•

Cash paid by an acquirer that isn’t soon after a business combination for the settlement of a contingent consideration liability will be separated between financing activities and operating activities.  Cash payments up to the amount of the contingent consideration liability recognized at the acquisition date will be classified in financing activities; any excess will be classified in operating activities.  Cash paid soon after the business combination will be classified in investing activities.

•

Cash proceeds received from the settlement of insurance claims will be classified on the basis of the related insurance coverage (that is, the nature of the loss).  Cash proceeds from lump-sum settlements will be classified based on the nature of each loss included in the settlement.

•

Cash proceeds received from the settlement of corporate-owned life insurance (“COLI”) and bank-owned life insurance (“BOLI”) policies will be classified as cash inflows from investing activities.  Cash payments for premiums on COLI and BOLI may be classified as cash outflows for investing, operating, or a combination of both.

•

A transferor’s beneficial interest obtained in a securitization of financial assets will be disclosed as a noncash  activity, and cash received from beneficial interests will be classified in investing activities.

•	Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look- through approach as an accounting policy election.

The ASU contains additional guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus  when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance.

The amendments are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.

Mid Penn is currently evaluating this ASU to determine the future impact on its consolidated financial statements.

ASU 2016-13:  The FASB issued ASU 2016-13; Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis.  The subsequent accounting for PCD financial assets is the same expected loss model described above.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

Mid Penn is currently evaluating this ASU to determine the future impact on its consolidated financial statements.

ASU 2015-16:  The FASB issued ASU 2015-16, Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments).

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2016, compared to year-end 2015, and the Results of Operations for the three and nine months ended September 30, 2016, compared to the same periods in 2015.  For comparative purposes, the September 30, 2015 and December 31, 2015 balances have been reclassified, when, and if necessary, to conform to the 2016 presentation.  Such reclassifications had no impact on net income.

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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes;
•	our ability to implement business strategies, including our acquisition and organic branch expansion strategies;
•	our acquisition strategy may not be successful in locating advantageous targets or acquiring targets at advantageous prices;
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

MID PENN BANCORP, INC.

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

Management of the Corporation considers the accounting judgments relating to the allowance, the evaluation of the Corporation’s investment securities for other-than-temporary impairment, the valuation of the Corporation’s goodwill for impairment, and the valuation of assets acquired and liabilities assumed in business combinations, to be the accounting areas that require the most subjective and complex judgments.

The allowance represents management’s estimate of probable incurred credit losses inherent in the loan and lease portfolio.  Determining the amount of the allowance is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet.  Throughout the remainder of this report, the terms “loan” or “loans” refers to both loans and leases.

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

Results of Operations

The comparability of the financial condition and results of operations as of and for the three and nine months ended September 30, 2016 and 2015, in general, have been impacted by the acquisition of Phoenix effective March 1, 2015.  Accordingly, the results for the nine months ended September 30, 2016 include nine months of income and expenses from Phoenix acquired accounts, personnel, and facilities, while the results for the nine months ended September 30, 2015 include only seven months of Phoenix acquired elements.

Overview

Net income available to common shareholders was $1,901,000 or $0.45 per common share, for the quarter ended September 30, 2016, compared to net income available to common shareholders of $1,802,000 or $0.43 per common share, for the quarter ended September 30, 2015.  During the nine months ended September 30, 2016, net income available to common shareholders was $5,728,000 or $1.35 per common share, versus $4,630,000 or $1.14 per common share, for the nine months ended September 30, 2015.  The results for the nine months ended September 30, 2015 were impacted by $762,000 in non-recurring merger-related expenses associated with Mid Penn’s acquisition of Phoenix on March 1, 2015.

Net income as a percent of average assets (return on average assets, or “ROA”) and shareholders' equity (return on average equity, or “ROE”) were as follows on an annualized basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Return on average assets	0.73%	0.79%	0.77%	0.71%
Return on average equity	10.12%	9.60%	10.54%	8.79%

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

The following tables include average balances, rates interest income and expense, interest rate spread, and net interest margin for the three and nine months ended September 30, 2016 and 2015.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	September 30, 2016			September 30, 2015
	Average		Average	Average		Average
	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS:
Interest Bearing Balances	$1,813	$2	0.44%	$6,845	$12	0.70%
Investment Securities:
Taxable	77,960	379	1.93%	67,068	337	1.99%
Tax-Exempt	89,582	834	3.70%	67,629	734	4.31%
Total Securities	167,542	1,213	2.88%	134,697	1,071	3.15%

Federal Funds Sold	27,064	36	0.53%	360	-	0.00%
Loans and Leases, Net	784,669	9,277	4.70%	710,793	8,615	4.81%
Restricted Investment in Bank Stocks	2,648	24	3.61%	3,797	58	6.06%
Total Earning Assets	983,736	10,552	4.27%	856,492	9,756	4.52%

Cash and Due from Banks	13,472			11,410
Other Assets	31,861			35,389
Total Assets	$1,029,069			$903,291

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$305,490	262	0.34%	$232,204	192	0.33%
Money Market	240,913	338	0.56%	214,070	290	0.54%
Savings	60,922	9	0.06%	56,969	9	0.06%
Time	175,849	553	1.25%	158,839	496	1.24%
Total Interest-bearing Deposits	783,174	1,162	0.59%	662,082	987	0.59%

Short-term Borrowings	-	-	N/A	15,792	14	0.35%
Long-term Debt	24,607	106	1.71%	51,394	149	1.15%
Subordinated Debt	7,410	99	5.32%	-	-	N/A
Total Interest-bearing Liabilities	815,191	1,367	0.67%	729,268	1,150	0.63%

Noninterest-bearing Demand	131,217			92,257
Other Liabilities	7,950			7,277
Shareholders' Equity	74,711			74,489
Total Liabilities & Shareholders' Equity	$1,029,069			$903,291

Net Interest Income		$9,185			$8,606

Total Yield on Earning Assets			4.27%			4.52%
Rate on Supporting Liabilities			0.67%			0.63%
Average Interest Spread			3.60%			3.89%
Net Interest Margin			3.71%			3.99%

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended
(Dollars in thousands)	September 30, 2016			September 30, 2015
	Average		Average	Average		Average
	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS:
Interest Bearing Balances	$2,873	$11	0.51%	$6,714	$34	0.68%
Investment Securities:
Taxable	77,822	1,103	1.89%	66,985	1,025	2.05%
Tax-Exempt	80,289	2,367	3.94%	71,302	2,321	4.35%
Total Securities	158,111	3,470	2.93%	138,287	3,346	3.24%

Federal Funds Sold	14,450	54	0.50%	486	1	0.28%
Loans and Leases, Net	762,796	27,277	4.78%	677,160	24,841	4.90%
Restricted Investment in Bank Stocks	2,893	105	4.85%	3,742	204	7.29%
Total Earning Assets	941,123	30,917	4.39%	826,389	28,426	4.60%

Cash and Due from Banks	12,548			12,787
Other Assets	33,770			32,210
Total Assets	$987,441			$871,386

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$285,701	730	0.34%	$233,597	586	0.34%
Money Market	230,642	961	0.56%	210,081	847	0.54%
Savings	59,701	26	0.06%	51,682	25	0.06%
Time	169,514	1,576	1.24%	152,164	1,423	1.25%
Total Interest-bearing Deposits	745,558	3,293	0.59%	647,524	2,881	0.59%

Short-term Borrowings	3,166	15	0.63%	11,691	36	0.41%
Long-term Debt	33,465	360	1.44%	52,869	511	1.29%
Subordinated Debt	7,438	297	5.33%	-	-	N/A
Total Interest-bearing Liabilities	789,627	3,965	0.67%	712,084	3,428	0.64%

Noninterest-bearing Demand	116,782			82,441
Other Liabilities	8,441			6,468
Shareholders' Equity	72,591			70,393
Total Liabilities & Shareholders' Equity	$987,441			$871,386

Net Interest Income		$26,952			$24,998

Total Yield on Earning Assets			4.39%			4.60%
Rate on Supporting Liabilities			0.67%			0.64%
Average Interest Spread			3.72%			3.96%
Net Interest Margin			3.83%			4.04%

Net interest income increased $569,000 or 7 percent to $8,758,000 for the three months ended September 30, 2016 compared to $8,189,000 for the three months ended September 30, 2015.  Through the first nine months of 2016, net interest income was $25,716,000, an increase of $2,003,000 or 8 percent compared to net interest income of $23,713,000 during the same period in 2015.  Net interest income in 2016 was positively impacted by core loan growth funded by lower-cost deposits, as well as a full nine months of income on the interest-earning assets from the Phoenix acquisition as compared to seven months in 2015.

MID PENN BANCORP, INC.

For the three months ended September 30, 2016, Mid Penn’s tax-equivalent net interest margin was 3.71% compared to 3.99% for the three months ended September 30, 2015.  Included in the three months ended September 30, 2015 was $100,000 in income from the successful resolution of legacy Phoenix loans acquired with credit deterioration.  For the nine months ended September 30, 2016, Mid Penn’s tax-equivalent net interest margin was 3.83% versus 4.04% for the nine months ended September 30, 2015.  Included in the nine months ended September 30, 2015 was $552,000 in income from the successful resolution of four legacy Phoenix loans acquired with credit deterioration.  The investment portfolio also had a lower yield during the three and nine months ended September 30, 2016, versus the same periods in 2015, as several securities that matured or were called in the first nine months of 2016 had higher yields compared to replacement investments purchased in the persistent lower-yield bond market conditions.

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

Provision for Loan Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio.  Mid Penn’s provision for loan and lease losses is based upon management’s monthly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the markets Mid Penn serves.

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first nine months of 2016, and shifting collateral values from December 31, 2015 to September 30, 2016.

Based upon its analysis of loan and lease loss allowance adequacy, management recorded a $585,000 loan loss provision for the three months ended September 30, 2016, compared to a provision of $265,000 for the three months ended September 30, 2015.  During the nine months ended September 30, 2016, the provision for loan and lease losses was $1,320,000, compared to $865,000 for the nine months ended September 30, 2015.  The allowance as a percentage of total loans was 0.95% at September 30, 2016, compared to 0.83% at December 31, 2015.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

Noninterest income increased $334,000 or 31 percent to $1,419,000 during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  During the nine months ended September 30, 2016, noninterest income increased $922,000 or 30 percent to $4,049,000 versus the nine months ended September 30, 2015.  The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2016	2015	$ Variance	% Variance
Net gain on sales of investment securities	$200	$138	$62	45%
Mortgage banking income	266	106	160	151%

(Dollars in Thousands)	Nine Months Ended September 30,
	2016	2015	$ Variance	% Variance
Net gain on sales of investment securities	$413	$315	$98	31%
Mortgage banking income	698	326	372	114%
Net gain on sales of SBA loans	354	216	138	64%
Other income	687	487	200	41%

Through the first nine months of 2016, mortgage banking income favorably increased $372,000 to $698,000 over the same period in 2015.  Increased residential real estate financing activity throughout Mid Penn’s footprint, favorably low mortgage market interest rates, and the addition of seasoned loan originators collectively contributed to the increased revenue from this business line.

Mid Penn also experienced increased origination and sales activity in Small Business Administration (“SBA”) loans, resulting in an increase of $138,000 to $354,000 from related loan sale gains during the first nine months of 2016 compared to the same period in 2015.  More qualified borrowers continue to take advantage of Mid Penn’s Preferred Lender status with the SBA.

During the first nine months of 2016, Mid Penn took advantage of increased market values on several securities to reposition some of its investment portfolio, including selling a large volume of longer-term and rate-sensitive CMOs, as well as certain municipal bonds and agency notes.  Mid Penn realized $413,000 in securities gains in the first nine months of 2016 as a result of these investment management activities.  In comparison, during the first nine months of 2015, Mid Penn realized $315,000 from gains on sales of securities.

MID PENN BANCORP, INC.

Other noninterest income increased $200,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Included in 2016 Other Income was $86,000 from the gain on the sale of insurance policies upon the dissolution of Mid Penn Insurance Services, LLC, a wholly-owned subsidiary of Mid Penn Bank, effective March 1, 2016.  The decision was made to liquidate the subsidiary due to the lack of consistent profitability and growth.

Noninterest Expense

Noninterest expenses increased $596,000 or 9 percent to $7,165,000 during the three months ended September 30, 2016, versus the same period in 2015.  During the nine months ended September 30, 2016, noninterest expenses increased $1,227,000 or 6 percent to $21,078,000 versus the nine months ended September 30, 2015.

The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended September 30,
	2016	2015	$ Variance	% Variance
Salaries and employee benefits	$3,982	$3,471	$511	15%
Equipment expense	412	346	66	19%
Pennsylvania Bank Shares tax expense	197	106	91	86%

(Dollars in Thousands)	Nine Months Ended September 30,
	2016	2015	$ Variance	% Variance
Salaries and employee benefits	$11,428	$10,231	$1,197	12%
Equipment expense	1,258	1,081	177	16%
Pennsylvania Bank Shares tax expense	606	337	269	80%
Loss on sale/write-down of foreclosed assets	158	64	94	147%
Merger and acquisition expense	-	762	(762)	-100%

Salaries and employee benefit expenses increased $1,197,000 during the nine months ended September 30, 2016 versus the same period in 2015.  The increase primarily was attributable to franchise expansion, including (i) the addition of employees from the March 1, 2015 Phoenix acquisition, (ii) staff added to serve in Mid Penn’s branch in the Mechanicsburg, PA market, which opened in June 2015, and (iii) an increase in lending personnel, credit support staff, and executive management in alignment with Mid Penn’s core banking growth.

In connection with the acquisition of Phoenix, Mid Penn incurred $762,000 of nonrecurring merger-related expenses in the first nine months of 2015, while no merger expenses were incurred in the same period in 2016.

Pennsylvania bank shares tax expense increased $269,000 during the nine months ended September 30, 2016 versus the same period in 2015 due to the Phoenix acquisition and the resultant increase in the capital base used to determine the annual shares tax.

Equipment expense has increased $177,000 during the first nine months of 2016 versus the same period in 2015.  The increase is primarily attributable to both added facilities from the Phoenix acquisition and other franchise expansion, as well as increased depreciation expense on information technology related enhancements.

Mid Penn realized losses of $158,000 on the sale/write-down of foreclosed assets during the first nine months of 2016, as compared to $64,000 for the same period in 2015, reflecting the continued workout efforts on certain holdings in the Bank’s portfolio of other real estate owned.

Income Taxes

The provision for income taxes was $526,000 for the three months ended September 30, 2016 compared to $546,000 for the three months ended September 30, 2015.  The effective tax rate for the three months ended September 30, 2016 was 21.7% compared to 22.4% for the three months ended September 30, 2015.  The provision for income taxes for the nine months ended September 30, 2016 was $1,639,000, compared to $1,223,000 during the same period in 2015.  The effective tax rate for the nine months ended September 30, 2016 was 22.2%, compared to 20.0% for the nine months ended September 30, 2015.  The lower provision for the nine months ended September 30, 2015 was caused by the $762,000 in merger-related expenses, of which $101,000 was deemed a nondeductible expense.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and BOLI, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

MID PENN BANCORP, INC.

Financial Condition

Overview

Mid Penn’s total assets were $1,042,687,000 at September 30, 2016, an increase of over 11 percent compared to total assets of $931,638,000 at December 31, 2015.  The increase in total assets was impacted by strong deposit growth, particularly in new retail customers, and nonprofit and government deposits.  Total deposits increased $161,174,000 to $938,217,000 at September 30, 2016 from $777,043,000 at December 31, 2015.  Growth in public fund deposits required Mid Penn to purchase additional investments for pledging purposes, contributing to the increase in the investment portfolio during the first nine months of 2016.  In addition, these deposits helped fund loan growth and allowed Mid Penn to repay $58,263,000 in short- and long-term borrowings in 2016.

Loans

During the first nine months of 2016, Mid Penn experienced an increase in gross loans outstanding of $52,293,000 or 7 percent, mainly in commercial loans, including both commercial and industrial financing and commercial real estate credits, which accounted for the majority of Mid Penn’s loan growth as noted in the table below.

(Dollars in thousands)	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
Commercial and industrial	$168,075	21.2%	$160,261	21.7%
Commercial real estate	421,452	53.2%	369,464	50.0%
Commercial real estate - construction	57,319	7.2%	68,068	9.2%
Lease financing	506	0.1%	727	0.1%
Residential mortgage	104,483	13.2%	103,343	14.0%
Home equity	36,451	4.6%	33,411	4.5%
Consumer	3,198	0.5%	3,917	0.5%
	$791,484	100.0%	$739,191	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first nine months of 2016, Mid Penn had net charge-offs of $6,000 compared to net charge-offs of $597,000 during the same period of 2015.  Loans charged off during the first nine months of 2016 totaled $234,000 and included nine commercial real estate loans among eight relationships totaling $193,000, one home equity loan for $25,000, two residential mortgage loans among two relationships for $4,000, one consumer loan for $4,000, and $8,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the nine months ended September 30, 2016 and 2015 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$6,168	$6,716

Loans charged off during period	(234)	(719)
Recoveries of loans previously charged off	228	122
Net charge-offs	(6)	(597)

Provision for loan and lease losses	1,320	865
Balance, end of period	$7,482	$6,984

Ratio of net loans charged off to average loans outstanding (annualized)	0.00%	0.13%

Ratio of allowance for loan losses to net loans at end of period	0.95%	0.97%

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of September 30, 2016, December 31, 2015, and September 30, 2015.

(Dollars in thousands)
	September 30, 2016	December 31, 2015	September 30, 2015
Nonperforming Assets:
Nonaccrual loans	$4,621	$4,418	$7,290
Accruing troubled debt restructured loans	904	459	483
Total nonperforming loans	5,525	4,877	7,773

Foreclosed real estate	501	1,185	990
Total non-performing assets	6,026	6,062	8,763

Accruing loans 90 days or more past due	557	55	53
Total risk elements	$6,583	$6,117	$8,816

Nonperforming loans as a % of total
loans outstanding	0.70%	0.66%	1.08%
Nonperforming assets as a % of total
loans outstanding and other real estate	0.76%	0.82%	1.22%
Ratio of allowance for loan losses
to nonperforming loans	135.42%	126.46%	89.85%

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

(Dollars in thousands)
	September 30, 2016	December 31, 2015
Period ending total loans outstanding	$791,484	$739,191
Allowance for loan and lease losses	7,482	6,168
Total Nonperforming loans	5,525	4,877
Nonperforming and impaired loans with partial charge-offs	1,659	1,869

Ratio of nonperforming loans with partial charge-offs
to total loans	0.21%	0.25%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	30.02%	38.32%

Coverage ratio net of nonperforming loans with
partial charge-offs	193.51%	205.05%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.95%	0.84%

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

Mid Penn had $6,572,000 loans deemed impaired at September 30, 2016.  Excluding $1,352,000 in loans acquired with credit deterioration from the Phoenix acquisition, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $5,220,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $3,534,000 for which specific allocations totaling $1,594,000 were included within the loan loss reserve for these loans.  The remaining $1,686,000 of loans required no specific allocation within the loan loss reserve.  Of the $5,220,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix acquisition, $3,398,000 were commercial real estate relationships, $885,000 were commercial and industrial relationships, $847,000 were residential relationships, and $90,000 were home equity relationships.  There were specific loan loss reserve allocations of $828,000 against the commercial and industrial relationships, $764,000 against the commercial real estate relationships, and $2,000 against home equity relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

MID PENN BANCORP, INC.

The allowance is a reserve established in the form of a provision expense for loan and lease losses and is reduced by loan charge-offs net of recoveries.  In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risk on a monthly basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance to the Board of Directors, indicating any changes in the allowance since the last review.  In making the evaluation, management considers the results of recent regulatory examinations, which typically include a review of the allowance an integral part of the examination process.  As part of the examination process, federal or state regulatory agencies may require Mid Penn to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

While the allowance is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  Changes in these estimates may impact the provisions charged to expense in future periods.

Management believes, based on information currently available, that the allowance of $7,482,000 is adequate as of September 30, 2016 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first nine months of 2016 came from the $161,174,000 net increase in deposits and $49,635,000 in proceeds from the sales of investment securities.

Major uses of cash in the first nine months of 2016 were $108,431,000 for investment purchases, $58,266,000 for the repayment of short- and long-term borrowings, and $52,492,000 for funding the increase in net loans and leases.

Major sources of cash received in the first nine months of 2015 came from the sale of investment securities of $33,962,000 and the $13,990,000 net increase in deposits.

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

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.0%.  Interest is paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.  The debt issuance costs associated with the Notes were $89,000 at September 30, 2016 and $86,000 at December 31, 2015.

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or Mid Penn Bank’s, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership, or similar event.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The phase-in period for community banking organizations began January 1, 2015.  The final rules implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets at January 1, 2019.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 at the 0.625%.  A summary of the payout restrictions based on the capital conservation buffer is as follows:

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

MID PENN BANCORP, INC.

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

Shareholders’ equity increased $5,017,000 or 7 percent from $70,068,000 at December 31, 2015 to $75,085,000 at September 30, 2016.  Capital was positively impacted by positive earnings of $5,728,000 and an increase in AOCI of $1,144,000.  The primary source of AOCI is unrealized appreciation on available-for-sale investments.  Capital was reduced by the payment of $1,945,000 in common stock dividends during the first half of 2016.  All of Mid Penn’s investment securities are classified as available for sale, making accumulated other comprehensive income sensitive to the changing market value of investments.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The new minimum capital to risk-adjusted assets requirements, including the capital conservation buffers, began on January 1, 2016 and are illustrated below.  At September 30, 2016, Mid Penn Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2016 and December 31, 2015:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of September 30, 2016:
Tier 1 Capital (to Average Assets)	$69,259	6.7%	$41,053	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	69,259	9.2%	38,699	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	69,259	9.2%	50,026	6.625%	N/A	N/A
Total Capital (to Risk Weighted Assets)	84,272	11.2%	65,128	8.625%	N/A	N/A

Bank
As of September 30, 2016:
Tier 1 Capital (to Average Assets)	$75,822	7.4%	$40,835	4.0%	$51,044	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	75,822	10.0%	38,669	5.125%	49,044	6.5%
Tier 1 Capital (to Risk Weighted Assets)	75,822	10.0%	49,987	6.625%	60,362	8.0%
Total Capital (to Risk Weighted Assets)	83,424	11.1%	65,078	8.625%	75,453	10.0%

Corporation
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$64,089	7.1%	$35,098	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	31,731	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	42,308	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	77,852	11.0%	56,410	8.0%	N/A	N/A

Bank
As of December 31, 2015:
Tier 1 Capital (to Average Assets)	$70,351	7.8%	$36,245	4.0%	$45,306	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	31,698	4.5%	45,786	6.5%
Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	42,264	6.0%	56,352	8.0%
Total Capital (to Risk Weighted Assets)	76,614	10.9%	56,352	8.0%	70,440	10.0%

Series B Preferred Stock Redemption

Between September 26, 2012 and January 3, 2013, Mid Penn issued, via a private placement, 5,000 shares of its Series B Preferred Stock, resulting in total gross proceeds of $5,000,000.

On December 9, 2015, Mid Penn, using a portion of the proceeds from the offering of the Notes previously described in Note 7, redeemed all of its issued and outstanding shares of Series B Preferred Stock at a price equal to $1,024.67 per share, which is equal to $1,020 per share plus an amount equal to declared but unpaid dividends on December 9, 2015, for a total redemption price of $5,123,000.

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

On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of the Notes previously described in Note 7, redeemed all of the outstanding shares of its SBLF Preferred Shares, which were held by the Treasury for an aggregate redemption price of $1,754,000, including accrued but unpaid dividends.

MID PENN BANCORP, INC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2015, as reported in Mid Penn’s Form 10-K filed with the SEC on March 17, 2016.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2016, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three and nine months ended September 30, 2016, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, to determine if there were material changes applicable to the three and nine months ended September 30, 2016.  There are no material changes from the risk factors as previously disclosed in the Form 10-K.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	November 10, 2016

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	November 10, 2016