Form 10-K
period 2016-12-31
MID PENN BANCORP INC
filed 2017-03-23
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $15.91 per share, as reported by The NASDAQ Stock Market LLC (“NASDAQ”), on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $67,283,485.

As of March 1, 2017, the registrant had 4,233,297 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment.  At December 31, 2016, Mid Penn had total consolidated assets of $1,032,599,000 with total deposits of $935,373,000 and total shareholders’ equity of $70,467,000.

As of December 31, 2016, Mid Penn Bancorp, Inc. did not own or lease any properties.  Mid Penn Bank owns or leases the banking offices as identified in Part I, Item 2.

All Mid Penn employees are employed by the Bank.  At December 31, 2016, the Bank had 234 full-time and 23 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

Mid Penn Insurance Services, LLC was a wholly-owned subsidiary of Mid Penn Bank that provided a wide range of personal and commercial insurance products.  Due to the lack of activity within this subsidiary, the decision was made to exit this line of business, effective March 1, 2016.

Mid Penn Bank

Mid Penn Bank was organized in 1868 under a predecessor name, Millersburg Bank, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company.  In 1971, Millersburg Trust Company adopted the name “Mid Penn Bank”.  On March 1, 2015, in connection with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”) by Mid Penn, Phoenix’s wholly-owned banking subsidiary, Miners Bank, was merged with and into the Bank.  The Bank was the surviving charter, and Miners Bank’s four branches in Schuylkill and Luzerne Counties, Pennsylvania operate as “Miners Bank, a Division of Mid Penn Bank”.  The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”) supervise the Bank. Mid Penn’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.  The Bank presently has 21 full service retail banking properties located in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties, Pennsylvania.

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

Business Strategy

The Bank’s services are provided to small and middle-market businesses, consumers, nonprofit organizations, municipalities, and real estate investors through 21 full service retail banking properties, one loan production office, and a corporate administration office.  Mid Penn’s primary markets currently, and historically, have lower unemployment than the U.S. as a whole, due in part to a diversified manufacturing and services base and the presence of state government offices, which help shield the markets from national trends.  At December 31, 2016, the unadjusted unemployment rate for the Harrisburg/Carlisle and Lancaster areas, two of Mid Penn’s primary markets, were 3.9% and 3.7%, respectively, versus the seasonally adjusted national unemployment rate of 4.7%.  The unadjusted unemployment rate for Mid Penn’s other market, in the Scranton/Wilkes-Barre/Hazleton area, was 5.5% at December 31, 2016.

MID PENN BANCORP, INC.

The Bank seeks to develop long-term customer relationships, maintain high quality service, and provide quick responses to customer needs.  Mid Penn believes that an emphasis on local relationship building and its conservative approach to lending are important factors in the success and growth of Mid Penn.

The Bank seeks credit opportunities of sound quality within its target market.  Creditworthy customers exhibit positive historical repayment trends, stable cash flows and secondary sources of repayment from tangible collateral.  The Bank extends credit for the purpose of obtaining and continuing long-term relationships.  Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank, and must obtain appropriate approvals for credit extensions.  The Bank also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be mitigated or potential losses reduced.

Lending Activities

The Bank offers a variety of loan products to its customers, including loans secured by real estate and commercial and consumer loans.  The Bank’s primary lending objectives are as follows:

•	to establish a diversified loan portfolio; and
•

to provide a satisfactory return to Mid Penn’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2016, the Bank’s highest concentration of credit is in commercial real estate.  Most of the Bank’s business activity with customers is located in Central Pennsylvania, specifically in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties.

Investment Activities

Mid Penn’s securities portfolio is used to provide both liquidity and a secondary source of interest earning through investments in higher-yielding assets than overnight funding alternatives, while maintaining asset quality.  Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.

Mid Penn’s entire portfolio of investment securities as of December 31, 2016, was considered available for sale.  As such, the investments are recorded on the balance sheet at fair value.  Mid Penn’s investments include US Treasury, agency and municipal securities that derive fair values relative to investments of the same type with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of existing securities will change.  This difference between the amortized cost and fair value, or unrealized loss, amounted to $4,423,000 as of December 31, 2016.  A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no loss to the Bank.

For additional information with respect to Mid Penn’s business activities, see Part II, Item 7 of this report, which is incorporated herein by reference.

Sources of Funds

The Bank primarily uses retail deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities.  Borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and overnight borrowings from the Bank’s correspondent banks.  All borrowings, except for lines of credit with the Bank’s correspondent banks, require collateral in the form of loans or securities.  Collateral levels, therefore, limit borrowings and the available lines of credit extended by the Bank’s creditors.  As a result, generating and retaining retail deposits remain critical to the future funding and growth of the business.  Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies.  This competition may require financial institutions to adjust their product offerings and pricing to maintain and grow deposits.

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

Many competitors are larger than the Bank and have significantly greater financial resources, personnel and locations from which to conduct business.  In addition, the Bank is subject to banking regulations while certain competitors may not be.  For more information, see the “Supervision and Regulation” section below.

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

The flow of cash into mutual funds, much of which is made through tax deferred investment vehicles such as 401(k) plans, have historically been a popular savings vehicle for investors.  The recent economic conditions and persistent lower interest rates have impacted the returns on many investments and impacted the manner in which investors distribute their funds across investment alternatives.  The safety of traditional bank products has remained an attractive option during periods of market volatility.  Mid Penn’s ability to attract funds in the future will be impacted by the public’s appetite for the safety of insured or local investments versus the returns offered by alternative choices as part of their personal investment mix.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both Federal and state laws.  The regulation and supervision of Mid Penn and the Bank are focused on the protection of depositors, the DIF, and the monetary system, and not Mid Penn or its shareholders.  Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders.  If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated.  As of December 31, 2016, the Bank was not subject to any supervisory enforcement actions.

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank.  Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission (“SEC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities and the FDIC.  The descriptions below of, and references to, applicable statutes and regulations are not intended to be complete lists or reflective of all applicable provisions or their effects on Mid Penn or the Bank.  They are summaries only and are qualified in their entirety by reference to such statutes and regulations.

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

MID PENN BANCORP, INC.

Gramm-Leach-Bliley Financial Modernization Act

Under GLB, bank holding companies, such as Mid Penn, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies.  No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under GLB. Activities cited by GLB as being financial in nature include:

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

Bank Regulation

The Bank, a Pennsylvania-chartered institution, is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC.  The deposits of the Bank are insured by the FDIC to the maximum extent provided by law.  The FDIC assesses deposit insurance premiums, the amount of which depends in part on both the asset size and the condition of the Bank. Moreover, the FDIC may terminate deposit insurance of the Bank under certain circumstances.  The federal and state banking regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions is met.  In addition, the Bank is subject to a variety of local, state and federal laws that affect its operations.

Banking regulations include, but are not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans, compensation standards, payment of dividends, various bank account and bank service disclosures, and the safety and soundness of banking practices.

Capital Requirements

Under risk-based capital requirements for bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent.  Through December 31, 2016, at least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital”).  The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).  Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory “Total Capital”.

In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies.  These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5%.  The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the requirements indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  The Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.

MID PENN BANCORP, INC.

The Bank is subject to similar capital requirements adopted by the FDIC. The FDIC has not advised the Bank of any specific minimum leverage ratios.

The capital ratios of Mid Penn and the Bank are described in Note 18 to Mid Penn’s Consolidated Financial Statements, which are included herein.

Banking regulators continue to indicate their desire to further refine capital requirements applicable to banking organizations, including those discussed in the “Regulatory Capital Changes” section below.  Changes to capital requirements could materially affect the profitability of Mid Penn or the fair value of Mid Penn stock.

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

	Effective January 1,
	2016	2017
Common equity tier 1 capital to risk-weighted assets	5.125%	5.75%
Tier 1 capital to risk-weighted assets	6.625%	7.25%
Total capital to risk-weighted assets	8.625%	9.25%
Leverage ratio	4.0%	4.0%

The final rules established a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets applicable to all banking organizations.  If a banking organization fails to hold capital above the minimum capital ratios and the capital conservation buffer, it could be subject to certain restrictions on capital distributions and discretionary bonus payments.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 at the 0.625% level.  Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015, 60% on January 1, 2016 and an additional 20% per year thereafter).

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

Mid Penn has implemented these changes in determining and reporting the regulatory ratios of Mid Penn and the Bank, and has concluded that the new rules did not have a material negative effect on Mid Penn’s financial condition.

Safety and Soundness Standards

The federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards for depository institutions such as the Bank.  The guidelines establish general standards relating to management practices, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, liquidity, capital, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If the institution fails to submit an acceptable compliance plan or fails to implement an accepted plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, and requiring an increase in the institution’s ratio of tangible equity to assets.

Payment of Dividends and Other Restrictions

Mid Penn is a legal entity separate and distinct from its subsidiary, the Bank.  There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to, Mid Penn.  Specifically, dividends from the Bank are the principal source of Mid Penn’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks.  The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice.  The payment of dividends could, depending upon the financial condition of Mid Penn and the Bank, be deemed to constitute such an unsafe or unsound practice.  Mid Penn and the Bank were not subject to any such dividend prohibitions as of December 31, 2016.

Deposit Insurance

The FDIC insures deposits of the Bank through the DIF. The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon a variety of factors that include the level of assets and tangible equity, as well as the degree of risk the institution poses to the insurance fund.  The FDIC insures deposits up to $250,000.  The Bank pays an insurance premium into the DIF based on a regulatory defined assessment calculation.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution.  Finally, certain risk multipliers may be applied to the adjusted assessment.

MID PENN BANCORP, INC.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Act, the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity.   As the asset base of the banking industry is larger than the deposit base, the range of assessment rates is a low of 2.5 basis points and a high of 45 basis points, per $100 of assets.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the DIF to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  These new formulas did not affect the Bank as it was less than $10 billion in total assets size..  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

Consumer Protection Laws

A number of laws govern the relationship between the Bank and its customers.  For example, the Community Reinvestment Act is designed to encourage lending by banks to persons in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively.  Anti-tying restrictions (which prohibit conditioning the availability or terms of credit on the purchase of another banking product) further restrict the Bank’s relationships with its customers.  The Bank maintains a comprehensive compliance management program to promote its compliance with these and other applicable consumer protection laws and regulations.

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

The USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism.  The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state-chartered banks:

•	establish an anti-money laundering program that includes training and audit components;
•	comply with regulations regarding the verification of the identity of any person seeking to open an account;

MID PENN BANCORP, INC.

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

Dodd-Frank Act

The Dodd-Frank Act, which became law in July 2010, significantly changed regulation of financial institutions and the financial services industry.  Dodd-Frank created a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation, and centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which is responsible for implementing, examining and enforcing compliance with federal consumer financial laws.  Dodd-Frank also permanently raised the current standard maximum deposit insurance amount to $250,000, established strengthened capital standards for banks, disallowed certain trust preferred securities from qualifying as Tier 1 Capital (subject to certain grandfather provisions for existing trust preferred securities), established new minimum mortgage underwriting standards, granted the Federal Reserve the power to regulate debit card interchange fees, and implemented corporate governance changes.

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

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies.  Mid Penn cannot predict the likelihood of any major changes or the impact such changes might have on Mid Penn and/or the Bank.  Various congressional bills and other proposals have proposed a sweeping overhaul of the banking system, including provisions for: limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing the restrictions on bank underwriting activities; and changing the regulation of bank derivatives activities; and allowing commercial enterprises to own banks.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Whether any legislation will be enacted or additional regulations will be adopted, and how they might impact Mid Penn, cannot be determined at this time.

Mid Penn’s earnings are, and will be affected by, domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The monetary policies of the Federal Reserve have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Federal Reserve’s power to implement national monetary policy to, among other things, promote employment, control inflation or combat recession.  The Federal Reserve has a major impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Environmental Laws

Management does not anticipate that compliance with environmental laws and regulations will have any material effect on Mid Penn’s capital, expenditures, earnings, or competitive position.  However, environmentally related hazards have become a source of high risk and liability for some financial institutions.

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

Corporate Governance

The Sarbanes-Oxley Act of 2002 and related regulations adopted by the SEC and NASDAQ address the following issues:  corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information.  Mid Penn has established policies, procedures, and systems designed to promote compliance with these regulations.

Available Information

Mid Penn’s common stock is registered under Section 12(b) of the Securities Exchange Act of 1934 and is traded on NASDAQ under the trading symbol MPB.  Mid Penn is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the SEC.  The reports, proxy statements and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

MID PENN BANCORP, INC.

You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Mid Penn is an electronic filer with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is www.sec.gov.

Mid Penn’s headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061, and its telephone number is 1-866-642-7736.  Mid Penn’s website is midpennbank.com.  Mid Penn makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably possible after filing with the SEC.  Mid Penn has adopted a Code of Ethics that applies to all employees.  This document is also available on Mid Penn’s website.  The information included on our website is not considered a part of this document.

ITEM 1A. RISK FACTORS

Mid Penn is subject to interest rate risk

Mid Penn’s earnings and cash flows are largely dependent upon its net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond Mid Penn’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, including changes in interest rates, could influence not only the interest income Mid Penn receives on loans and securities and the amount of interest expense it pays on deposits and borrowings, but such changes could also affect (i) Mid Penn’s ability to originate loans and obtain deposits, (ii) the fair value of Mid Penn’s financial assets and liabilities, and (iii) the average duration of Mid Penn’s mortgage-backed securities portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Mid Penn’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and borrowings.

Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Mid Penn’s results of operations.  Any substantial, unexpected, prolonged, or rapid change in market interest rates could have a material adverse effect on Mid Penn’s financial condition and results of operations.

Mid Penn is subject to credit risk

As of December 31, 2016, approximately 70% of Mid Penn’s loan portfolio in Table 8 consisted of commercial, industrial and agricultural, construction, and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because Mid Penn’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

Mid Penn’s allowance for loan and lease losses may be insufficient

Mid Penn maintains an allowance for loan and lease losses, which is a reserve established that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for possible loan and lease losses inherently involves a high degree of subjectivity and requires Mid Penn to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of Mid Penn’s control, may require an increase in the allowance.  In addition, bank regulatory agencies periodically review Mid Penn’s allowance for possible loan and lease losses and may require an increase in the provision for possible loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance, Mid Penn may need additional provisions to increase the allowance for possible loan and lease losses.  Any increases in the allowance resulting from loan loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Mid Penn’s financial condition and results of operations.

MID PENN BANCORP, INC.

Competition from other financial institutions may adversely affect Mid Penn’s profitability

Mid Penn’s banking subsidiary faces substantial competition in originating both commercial and consumer loans.  This competition comes principally from other banks, credit unions, savings institutions, mortgage banking companies and other lenders.  Many of its loan competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.  This competition could reduce Mid Penn’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of Mid Penn’s deposit competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition, and more convenient branch locations.  These competitors may offer higher interest rates than Mid Penn, which could decrease the deposits that Mid Penn attracts or require Mid Penn to increase its rates to retain existing deposits or attract new deposits.  Increased deposit competition could adversely affect Mid Penn’s ability to generate the funds necessary for lending operations.  As a result, Mid Penn may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

Mid Penn’s banking subsidiary also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations, which may offer more favorable terms.  Some of its non-bank competitors are not subject to the same extensive and costly regulations that govern its banking operations.  As a result, such non-bank competitors may have advantages over Mid Penn’s banking subsidiary in providing certain products and services.  This competition may reduce or limit Mid Penn’s margins on banking services, reduce its market share and adversely affect its earnings and financial condition.

The Basel III capital requirements require us to maintain higher levels of capital, which could reduce our profitability

Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital.  Although the new capital requirements are phased in through January 1, 2019, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital.  The Basel III implementation activities and related regulatory capital targets require additional capital to support our business risk profile prior to final implementation of the Basel III standards.  Mid Penn may be required to maintain higher levels of capital, thus potentially reducing opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to Mid Penn, and adversely impact our financial condition and results of operations.

If Mid Penn’s information systems are interrupted or sustain a breach in security, those events may negatively affect Mid Penn’s financial performance and reputation

In conducting its business, Mid Penn relies heavily on its information systems.  Maintaining and protecting those systems and data is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems, whether due to acts or omissions by Mid Penn or by a third party, and whether intentional or not.  Any such failure, interruption, or breach could result in failures or disruptions in Mid Penn’s customer relationship management, general ledger, deposit, loan, and other systems.  A breach of Mid Penn’s information security may result from fraudulent activity committed against Mid Penn or its clients, resulting in financial loss to Mid Penn or its clients, or privacy breaches against Mid Penn’s clients.  Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, “phishing”, social engineering, identity theft, or other deceptive acts.  The policies, procedures, and technical safeguards put in place by Mid Penn to prevent or limit the effect of any failure, interruption, or security breach of its information systems and data may be insufficient to prevent or remedy the effects of any such occurrences.  The occurrence of any failures, interruptions, or security breaches of Mid Penn’s information systems and data could damage Mid Penn’s reputation, cause Mid Penn to incur additional expenses, result in online services or other businesses becoming inoperable, subject Mid Penn to regulatory sanctions or additional regulatory scrutiny, or expose Mid Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

Mid Penn’s business operations and interaction with customers are increasingly done via electronic means, and this has increased risks related to cyber security

Mid Penn is exposed to the risk of cyber-attacks in the normal course of business.  In general, cyber incidents can result from deliberate attacks or unintentional events.  An increased level of attention in the industry is focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information,

MID PENN BANCORP, INC.

corrupting data, or causing operational disruption.  To combat against these attacks, Mid Penn has policies and procedures in place to prevent or limit the effect of the possible security breach of its information systems and it has insurance against some cyber-risks and attacks.  While Mid Penn has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks.  Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that cyber-attacks may have caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

Mid Penn’s controls and procedures may fail or be circumvented

Management periodically reviews and updates Mid Penn’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on performance by personnel or certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of Mid Penn’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Mid Penn’s business, results of operations, and financial condition.

Mid Penn’s ability to pay dividends on its common stock, and principal and interest on its subordinated notes, depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

Mid Penn is a bank holding company and its operations are conducted by its subsidiaries, primarily the Bank.  Its ability to pay dividends on its common stock and subordinated notes, depends on its receipt of dividends from the Bank.  Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies.  The ability of the Bank to pay dividends is also subject to profitability, financial condition, liquidity, and capital management limits.  There is no assurance that Mid Penn’s subsidiaries will be able to pay dividends in the future or that Mid Penn will generate adequate cash flow to pay dividends in the future.  Federal Reserve policy, which applies to Mid Penn as a registered bank holding company, also provides that dividends by bank holding companies should generally be paid out of earnings from both the current period and a designated look-back period.  Mid Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

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

Mid Penn’s profitability depends significantly on economic conditions in Central Pennsylvania

Unlike larger or regional financial institutions that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in Central Pennsylvania, especially in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties, which are the counties and markets primarily served by Mid Penn.  The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control.  An economic recession or a delayed recovery over a prolonged period of time in Central Pennsylvania area could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure that adverse changes in the local economy would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

Mid Penn may not be able to attract and retain skilled personnel

Mid Penn’s success depends, in large part, on its ability to attract and retain qualified, key personnel.  Competition for the best personnel in most activities engaged in by Mid Penn can be intense, and Mid Penn may not be able to hire or retain them.  The unexpected loss of services of one or more of Mid Penn’s key personnel could have a material adverse impact on Mid Penn’s business because of their skills, knowledge of Mid Penn’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

MID PENN BANCORP, INC.

Mid Penn is subject to claims and litigation pertaining to fiduciary responsibility

From time to time, customers may make claims and take legal action pertaining to Mid Penn’s performance of its fiduciary responsibilities.  Whether customer claims and legal action related to Mid Penn’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to Mid Penn, the claims or related litigation processes may result in significant financial expense and liability, and/or adversely affect the market perception of Mid Penn and its products and services, as well as impact customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on Mid Penn’s business, which, in turn, could have a material adverse effect on Mid Penn’s financial condition and results of operations.

The trading volume in Mid Penn’s common stock is less than that of other larger financial services companies

Mid Penn’s common stock is listed for trading on NASDAQ; however, the trading volume in its common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of Mid Penn’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which Mid Penn has no control.  Given the generally lower trading volume of Mid Penn’s common stock, significant sales of Mid Penn’s common stock, or the expectation of these sales, could cause Mid Penn’s stock price to fall.

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

The potential exists for additional federal or state laws and regulations, or changes in policy, or changes in supervisory activities, to affect many aspects of Mid Penn’s operations, including capital levels, lending and funding practices, and liquidity standards.  New laws and regulations may increase costs of regulatory compliance and of doing business and otherwise affect operations, and may significantly affect the markets in which Mid Penn does business, the markets for and value of Mid Penn’s loans and investments, the ability to attract deposits at a reasonable cost, the fees charged, and ongoing operations, costs and profitability.

The soundness of other financial institutions may adversely affect Mid Penn

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  Mid Penn has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose Mid Penn to credit risk in the event of a default by a counterparty or client.  In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn.  Any such losses could have a material adverse effect on Mid Penn’s financial condition and results of operations.

Prior levels of market volatility were unprecedented and future volatility may have materially adverse effects on our liquidity and financial condition

In the recent past, the capital and credit markets experienced extreme volatility and disruption.  In some cases, the markets exerted downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength.  If such levels of market disruption and volatility return, there can be no assurance that Mid Penn will not experience adverse effects, which may materially affect its liquidity, financial condition, and profitability.

MID PENN BANCORP, INC.

Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings

Poor economic conditions and the resulting bank failures from the most recent recession have stressed the DIF and increased the costs of Mid Penn’s FDIC insurance assessments.  Additional bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments.  Mid Penn generally is unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance.  Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition, and our ability to continue to pay dividends on our common stock at the current rate or at all.

Pennsylvania Business Corporation Law and various anti-takeover provisions under our articles of incorporation and bylaws could impede the takeover of Mid Penn

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire Mid Penn, even if the acquisition would be advantageous to shareholders.  In addition, we have various anti-takeover measures in place under our articles of incorporation and bylaws, including a supermajority vote requirement for mergers, the staggered election of Mid Penn’s board of directors, and the absence of cumulative voting.  Any one or more of these laws or measures may impede the takeover of Mid Penn without the approval of our board of directors and may prevent our shareholders from taking part in a transaction in which they could realize a premium over the current market price of our common stock.

Mid Penn may need to, or be required to, raise additional capital in the future, and capital may not be available when needed and on terms favorable to current shareholders

Federal banking regulators require Mid Penn and its subsidiary bank to maintain adequate levels of capital to support their operations.  These capital levels are determined and dictated by law, regulation, and banking regulatory agencies.  In addition, capital levels are also determined by Mid Penn’s management and board of directors, based on capital levels that they believe are necessary to support Mid Penn’s business operations.

If Mid Penn raises capital through merger and acquisition activities, or through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock.  Furthermore, a capital raise through issuance of additional shares may have an adverse impact on Mid Penn’s stock price.  New investors also may have rights, preferences and privileges senior to Mid Penn’s current shareholders, which may adversely impact its current shareholders.

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

If we conclude that the decline in the value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings

Mid Penn reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value of individual securities or the portfolio as a whole is below the current carrying value.  When the fair value of any of its investment securities has declined below its carrying value, Mid Penn is required to assess whether the decline is other than temporary.  If Mid Penn concludes that the decline is other than temporary, it is required to write down the value of that security through a charge to earnings.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in Mid Penn concluding that impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value.  Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed, or lack thereof, may not accurately reflect the actual impairment in the future.

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

MID PENN BANCORP, INC.

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

Mid Penn’s financial performance may suffer if its information technology is unable to keep pace with its growth or industry developments

Effective and competitive delivery of Mid Penn’s products and services is increasingly dependent upon information technology resources and processes, both those provided internally as well as those provided through third party vendors.  In addition to better serving customers, the effective use of technology increases efficiency and enables Mid Penn to reduce costs.  Mid Penn’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in its operations.  Many of Mid Penn’s competitors have greater resources to invest in technological improvements.  Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for Mid Penn.  There can be no assurance that Mid Penn will be able to effectively, and could adversely affect its financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Bank owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as its headquarters and the executive and administrative offices of Mid Penn and the Bank.  The Bank also owns one building in Halifax, Pennsylvania that serves as an operational support facility.  In addition, the Bank leases two buildings in Harrisburg, Pennsylvania that serve as additional administrative and operational support offices.  Administrative space is also leased in Pottsville, Lancaster, and Chambersburg, Pennsylvania.  The Bank’s retail office network is comprised of 21 full service locations and two ATM only sites at December 31, 2016.  Eleven retail banking locations are located in Dauphin County, five in Schuylkill County, three in Cumberland County, two in Lancaster County, one in Northumberland County, and one in Luzerne County.  As of December 31, 2016, retail banking facilities at sixteen locations were owned, while seven were leased.  On January 20, 2017, the Bank consummated the sale of three retail banking properties held for sale.  Two of the properties are being leased back from the buyer, while the operations of the third location will be moved to a nearby leased facility.  All real estate owned is free and clear of encumbrances.  Mid Penn’s operating leases expire at various dates through the year 2035 and generally include options to renew.  For additional information regarding the lease commitments, refer to Part II, Item 8, Note 9 “Bank Premises and Equipment” in the Notes to Consolidated Financial Statements.

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

Not Applicable

MID PENN BANCORP, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is traded on NASDAQ under the symbol MPB.  The following table shows the range of high and low closing prices for one share of the Corporation’s common stock and cash dividends paid per share for the quarters indicated.

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2016	$16.99	$14.70	$0.22
June 30, 2016	16.23	14.88	0.12
September 30, 2016	19.49	15.72	0.12
December 31, 2016	24.00	18.50	0.12

March 31, 2015	$16.09	$15.35	$0.10
June 30, 2015	16.50	15.24	0.10
September 30, 2015	16.94	15.32	0.12
December 31, 2015	17.00	15.60	0.12

Transfer Agent:  Computershare, Attn: Shareholder Services, P.O. Box 30170, College Station, TX  77842-3170.  Phone:  1-800-368-5948.

Number of Shareholders:  As of March 1, 2017, there were approximately 1,714 shareholders of record of Mid Penn’s common stock.

Dividends:  In 2016, cash dividends of $0.58 were paid, while cash dividends of $0.68 were declared.  A special cash dividend of $0.10 was declared on December 21, 2016 and paid on January 17, 2017.  Cash dividends paid and declared were $0.44 in 2015 and $0.45 in 2014.  The declaration of cash dividends on Mid Penn’s common stock is at the discretion of its Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn is expected to be held at 10:00 a.m. on Tuesday, May 16, 2017, at the Halifax Area Ambulance and Rescue Association Building located at 31 Bunker Hill Road, Halifax, PA  17032.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Mid Penn Bancorp, Inc.	100.00	152.24	199.14	222.29	236.54	364.17
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
Mid-Atlantic Custom Peer Group*	100.00	117.25	137.31	148.21	162.20	154.25

*	Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Source:  SNL Financial, an offering of S&P Global Market Intelligence

© 2017

www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is filed with this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
INCOME:
Total Interest Income	$40,212	$36,490	$30,627	$28,983	$30,366
Total Interest Expense	5,367	4,607	4,427	5,057	7,125
Net Interest Income	34,845	31,883	26,200	23,926	23,241
Provision for Loan and Lease Losses	1,870	1,065	1,617	1,685	1,036
Noninterest Income	5,924	4,113	3,284	3,290	3,683
Noninterest Expense	28,818	26,759	20,704	19,391	19,693
Income Before Provision for Income Taxes	10,081	8,172	7,163	6,140	6,195
Provision for Income Taxes	2,277	1,644	1,462	1,201	1,244
Net Income	7,804	6,528	5,701	4,939	4,951
Series A Preferred Stock Dividends and Discount Accretion	—	—	—	14	514
Series B Preferred Stock Dividends and Redemption Premium	—	473	350	309	—
Series C Preferred Stock Dividends	—	17	—	—	—
Net Income Available to Common Shareholders	7,804	6,038	5,351	4,616	4,437

COMMON STOCK DATA PER SHARE:
Earnings Per Common Share (Basic)	$1.85	$1.47	$1.53	$1.32	$1.27
Earnings Per Common Share (Fully Diluted)	1.85	1.47	1.53	1.32	1.27
Cash Dividends Declared	0.68	0.44	0.45	0.25	0.25
Cash Dividends Paid	0.58	0.44	0.45	0.25	0.25
Book Value Per Common Share	16.65	16.58	15.48	13.71	13.57
Tangible Book Value Per Common Share (a)	15.59	15.49	15.13	13.35	13.19

AVERAGE SHARES OUTSTANDING (BASIC):	4,229,284	4,106,548	3,495,705	3,491,653	3,486,543
AVERAGE SHARES OUTSTANDING (FULLY DILUTED):	4,229,284	4,106,548	3,495,705	3,491,653	3,486,543

AT YEAR-END:
Available-For-Sale Investment Securities	$133,625	$135,721	$141,634	$122,803	$154,295
Loans and Leases, Net of Unearned Interest	813,924	736,513	571,533	546,462	484,220
Allowance for Loan and Lease Losses	7,183	6,168	6,716	6,317	5,509
Total Assets	1,032,599	931,638	755,657	713,125	705,200
Total Deposits	935,373	777,043	637,922	608,130	625,461
Short-term Borrowings	—	31,596	578	23,833	—
Long-term Debt	13,581	40,305	52,961	23,145	22,510
Subordinated Debt	7,414	7,414	—	—	—
Shareholders' Equity	70,467	70,068	59,130	52,916	52,220

RATIOS:
Return on Average Assets	0.78%	0.74%	0.78%	0.71%	0.69%
Return on Average Shareholders' Equity	10.71%	9.16%	9.95%	9.37%	8.78%
Cash Dividend Payout Ratio	31.43%	29.93%	29.41%	18.94%	19.69%
Allowance for Loan and Lease Losses to Loans and Leases at Year End	0.88%	0.83%	1.18%	1.16%	1.14%
Average Shareholders' Equity to Average Assets for the Year	7.28%	8.06%	7.80%	7.56%	7.98%

(a)	Tangible Book Value Per Common Share excludes goodwill and core deposits and other intangibles, net

.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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
•

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, Financial Accounting Standards Board, the SEC, and other accounting and reporting standard setters;

•

the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, the value of investment securities, and interest rate protection agreements;

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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes;
•	our ability to implement business strategies, including our acquisition strategy;
•	our ability to successfully locate advantageous acquisition or expansion targets (institutions or offices) at advantageous prices;
•

our ability to successfully integrate any banks, companies, offices, assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•

potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

•	our ability to attract and retain qualified management and personnel;
•	results of the regulatory examination and supervision process;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	our ability to maintain compliance with the exchange rules of NASDAQ;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	volatility in the securities markets;

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

•	disruptions due to flooding, severe weather, or other natural disasters or Acts of God;
•	acts of war or terrorism; and
•	slow economic conditions.

All written or oral forward-looking statements attributable to Mid Penn are expressly qualified in their entirety by these cautionary factors.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K.  The comparability of the results of operations for the year ended 2016 compared to 2015 and 2014, in general, have been impacted by the acquisition of Phoenix, which closed on March 1, 2015. For comparative purposes, some 2015 and 2014 balances have been reclassified to conform to the 2016 presentation.  Such reclassifications had no impact on net income available to common shareholders.

Mid Penn is not aware of any known trends, events, uncertainties or of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on Mid Penn’s liquidity, capital resources, or operations.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry for smaller reporting public companies.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the reported results of our operations.

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

Valuations for the investment portfolio are determined using quoted market prices, where available.  If quoted market prices are not available, investment valuation is based on pricing models, quotes for similar investment securities, and observable values based upon yield curves and spreads.  In addition to valuation, management must assess whether there are any declines in value below the carrying value of the investments that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of the loss in the consolidated statement of income.

Goodwill recorded in connection with acquisitions is tested annually for impairment.  If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Valuations of assets acquired and liabilities assumed in business combinations are measured at fair value as of the acquisition date.  In many cases, determining the fair value of the assets acquired and liabilities assumed requires Mid Penn to estimate the timing and amount of cash flows expected to result from these assets and liabilities and to discount these cash flows at appropriate rates of interest, which require the utilization of significant estimates and judgment in accounting for the acquisition.

Financial Summary

The comparability of the results of operations for the years ended 2016 and 2015, in general, have been impacted by the acquisition of Phoenix.  The reported results for the year ended December 31, 2015 included only ten months of operating results related to the Phoenix acquisition, which closed on March 1, 2015, versus 2016 including twelve months of Phoenix-related results.  The consolidated earnings of Mid Penn are derived primarily from the operations of its wholly owned subsidiary, Mid Penn Bank.

2016 versus 2015

Mid Penn’s net income available to common shareholders (“earnings”) of $7,804,000 for the year 2016 reflects an increase of $1,766,000 or 29 percent, over earnings of $6,038,000 for the year 2015.  This represents earnings in 2016 of $1.85 per common share, basic and diluted, compared to $1.47 per common share basic and diluted in 2015.

Total assets of Mid Penn grew $100,961,000 or 11 percent, in 2016 to close the year at $1,032,599,000 compared to total assets of $931,638,000 at the end of 2015.  This increase was impacted by strong growth in the loan portfolio, as well as in deposits, which led to an increase in Federal Funds Sold.  For the year ended December 31, 2016, total deposits increased $158,330,000 or 20 percent to $935,373,000 while the loan portfolio increased $77,411,000 or 11 percent, to $813,924,000 at December 31, 2016. Over the last twelve months, all deposit categories increased, mainly due to both strong retail branch deposit growth and cash management sales efforts.  Mid Penn was in a Federal Funds Sold position of $30,477,000 at December 31, 2016, while it was in a short-term borrowing position of $31,596,000 at December 31, 2015.

During the year ended December 31, 2016, long-term debt decreased by $26,724,000 or 66 percent, to $13,581,000 by the end of the year.  Mid Penn was able to take advantage of the growth in deposits as a lower cost funding source.  The growth in deposits also allowed Mid Penn the opportunity to prepay $16,500,000 in long-term FHLB Advances in 2016.

Mid Penn’s return on average shareholders’ equity, (“ROE”), a widely recognized performance indicator in the financial industry, was 10.71% in 2016 and 9.16% in 2015.  Return on average assets (“ROA”), another performance indicator, was 0.78% in 2016 and 0.74% in 2015.

Net interest margin was 3.82% in 2016 versus 4.03% in 2015.  Net interest income on a tax equivalent basis increased to $36,470,000 in 2016 from $33,806,000 in 2015.  Included in net interest income for the year ended December 31, 2016 was $167,000 in income from the successful resolution of two legacy Phoenix loans acquired with credit deterioration and $558,000 in income for the year ended December 31, 2015 from the successful resolution of six legacy Phoenix loans acquired with credit deterioration.  The income was the result of recognizing the remaining accretable and nonaccretable discounts on these loans.  Further discussion of net interest margin can be found in the Net Interest Income section below.

Total nonperforming assets decreased $303,000 from $6,062,000 at the end of 2015 to $5,759,000 at the end of 2016.  The decline of $961,000 in foreclosed real estate held for sale from $1,185,000 at December 31, 2015 to $224,000 at December 31, 2016 was the leading source of improvement in nonperforming assets.  Further discussion of these components can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

Net charge-offs decreased to $855,000 in 2016 from $1,613,000 during 2015.  Gross charge-offs decreased $677,000 from $1,784,000 in 2015 to $1,107,000 in 2016.  Mid Penn increased the provision for loan and lease losses from $1,065,000 in 2015 to $1,870,000 in 2016.  The increase in the loan loss provision for 2016 compared to 2015 was largely driven by the growth in the loan portfolio, as well as an increase in specific allocations on impaired loans.  Further discussion of these issues can be found in the Provision for Loan and Lease Losses section below.

Mid Penn’s Tier 1 Capital (to risk weighted assets) of $70,431,000 or 9.1%, and Total Capital (to risk weighted assets) of $85,148,000 or 11.0%, at December 31, 2016, are above the regulatory requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity. Total Capital also includes Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

2015 versus 2014

Mid Penn’s earnings of $6,038,000 for the year 2015 reflects an increase of $687,000 or 13 percent, over earnings of $5,351,000 for the year 2014.  This represents earnings in 2015 of $1.47 per common share compared to $1.53 per common share in 2014.

Total assets of Mid Penn grew $176,067,000 or 23 percent, in 2015 to close the year at $931,724,000 compared to $755,657,000 at the end of 2014.  This increase was impacted by the inclusion of Phoenix’s assets on Mid Penn’s balance sheet, as well as growth in the loan portfolio, which increased $164,980,000 or 29 percent, to $736,513,000.  Loans attributable to Phoenix included in the growth of the loan portfolio were $91,655,000.

Total deposits increased $139,121,000 or 22 percent, from $637,922,000 at the end of 2014 to $777,043,000 at December 31, 2015.  Over the last twelve months, all deposit categories increased, mainly due to the inclusion of Phoenix’s deposits, but also due to strong cash management and retail efforts.  Long-term debt decreased by $12,656,000 or 24 percent, to $40,305,000 by the end of 2015.  Mid Penn increased its short-term borrowing position by $31,018,000 to $31,596,000 at the end of 2015 as a low-cost funding source to fund the increased loan demand and to replace the long-term debt that matured in 2015.

Mid Penn’s ROE, a widely recognized performance indicator in the financial industry, was 9.16% in 2015 and 9.95% in 2014.  ROA, another performance indicator, was 0.74% in 2015 and 0.78% in 2014.

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

Total nonperforming assets decreased $5,445,000 from $11,507,000 in 2014 to $6,062,000 at the end of 2015.  Decreasing nonaccrual loans were the leading source of improvement in nonperforming assets.  Two nonaccrual troubled debt restructured loans to unrelated borrowers that totaled $4,680,000 at December 31, 2014, were resolved in 2015, further aiding in the reduction in nonperforming assets.  Further discussion of these components can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section.

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

Mid Penn’s Tier 1 Capital (to risk weighted assets) of $64,089,000 or 9.1%, and Total Capital (to risk weighted assets) of $77,852,000, or 11.0%, at December 31, 2015, are above the regulatory requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity. Total Capital also includes Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

Net Interest Income

Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings.  Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

	Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)	December 31, 2016				December 31, 2015				December 31, 2014
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$2,559	$12		0.47%	$6,377	$44		0.69%	$6,839	$41		0.60%
Investment Securities:
Taxable	79,277	1,515		1.91%	67,382	1,604		2.38%	62,214	1,501		2.41%
Tax-Exempt	80,451	3,130	(a)	3.89%	69,996	3,031	(a)	4.33%	74,508	3,303	(a)	4.43%
Total Securities	159,728				137,378				136,722

Federal Funds Sold	16,848	82		0.49%	535	2		0.37%	30	—		0.00%
Loans and Leases, Net	772,877	36,963	(b)	4.78%	689,870	33,483	(b)	4.85%	554,970	27,427	(b)	4.94%
Restricted Investment in Bank Stocks	2,751	135		4.91%	3,751	249		6.64%	3,063	123		4.02%
Total Earning Assets	954,763	41,837		4.38%	837,911	38,413		4.58%	701,624	32,395		4.62%

Cash and Due from Banks	12,791				13,263				8,460
Other Assets	33,898				32,754				24,152
Total Assets	$1,001,452				$883,928				$734,236

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$293,745	1,009		0.34%	$238,141	804		0.34%	$216,656	777		0.36%
Money Market	235,561	1,315		0.56%	208,693	1,122		0.54%	201,281	1,088		0.54%
Savings	59,615	34		0.06%	52,895	31		0.06%	30,953	16		0.05%
Time	172,657	2,156		1.25%	154,335	1,932		1.25%	127,071	1,971		1.55%
Total Interest-bearing Deposits	761,578	4,514			654,064	3,889			575,961	3,852

Short-term Borrowings	2,370	15		0.63%	13,184	47		0.36%	14,813	55		0.37%
Long-term Debt	28,474	442		1.55%	50,642	648		1.28%	30,889	520		1.68%
Subordinated Debt	7,431	396		5.33%	625	23		3.68%	—	—		NA
Total Interest-bearing Liabilities	799,853	5,367		0.67%	718,515	4,607		0.64%	621,663	4,427		0.71%

Noninterest-bearing Demand	120,244				87,474				49,814
Other Liabilities	8,462				6,691				5,491
Shareholders' Equity	72,893				71,248				57,268
Total Liabilities & Shareholders' Equity	$1,001,452				$883,928				$734,236

Net Interest Income		$36,470				$33,806				$27,968

Total Yield on Earning Assets				4.38%				4.58%				4.62%
Rate on Supporting Liabilities				0.67%				0.64%				0.71%
Average Interest Spread				3.71%				3.94%				3.91%
Net Interest Margin				3.82%				4.03%				3.99%

(a)	includes tax equivalent adjustments on tax-free municipal securities of $1,064,000, $1,031,000, and $1,123,000 for the years 2016, 2015, and 2014, respectively
(b)	includes tax equivalent adjustments on tax-free municipal loans of $561,000, $643,000, and $522,000 for the years 2016, 2015, and 2014, respectively

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Interest and average rates in Table 1 above are presented on a fully taxable-equivalent basis, using an effective tax rate of 34%.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.

Loan fees of $1,097,000, $666,000, and $749,000 are included with loan interest income in Table 1 above for the years 2016, 2015, and 2014, respectively.

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2016 Compared to 2015			2015 Compared to 2014
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(26)	$(6)	$(32)	$(3)	$6	$3
Investment Securities:
Taxable	283	(372)	(89)	125	(22)	103
Tax-Exempt	453	(354)	99	(200)	(72)	(272)
Total Investment Securities	736	(726)	10	(75)	(94)	(169)

Federal Funds Sold	61	19	80	—	2	2
Loans and Leases, Net	4,029	(549)	3,480	6,667	(611)	6,056
Restricted Investment Bank Stocks	(66)	(48)	(114)	28	98	126
Total Interest Income	4,734	(1,310)	3,424	6,617	(599)	6,018

INTEREST EXPENSE:
Interest Bearing Deposits:
NOW	188	17	205	77	(50)	27
Money Market	145	48	193	41	(7)	34
Savings	—	3	3	—	15	15
Time	229	(5)	224	422	(461)	(39)
Total Interest Bearing Deposits	562	63	625	540	(503)	37

Short-term Borrowings	(39)	7	(32)	(6)	(2)	(8)
Long-term Debt	(284)	78	(206)	333	(205)	128
Subordinated Debt	250	123	373	—	23	23
Total Interest Expense	489	271	760	867	(687)	180

NET INTEREST INCOME	$4,245	$(1,581)	$2,664	$5,750	$88	$5,838

The effect of changing volume and rate has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

During 2016, taxable equivalent net interest income increased $2,664,000 or 8 percent compared to 2015.  During 2015, taxable equivalent net interest income increased $5,838,000 or 21 percent compared to 2014, with much of this increase attributable to the impact of the Phoenix acquisition.  The average balances, effective interest differential, and interest yields for the years ended December 31, 2016, 2015, and 2014 and the components of net interest income, are presented in Table 1.  A comparative presentation of the changes in net interest income for 2016 compared to 2015, and 2015 compared to 2014, is provided in Table 2.  This analysis indicates the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets decreased to 4.38% in 2016 from 4.58% in 2015.  The yield on earning assets for 2014 was 4.62%.  The decline in the yield on earning assets in 2016 was softened by the increase in both investment and loan volume.  The increased volume helped offset the impact of the decline in the average rate.  The average rate on loans decreased from 4.85% in 2015 to 4.78% in 2016.  The average rates on investment securities also declined from 2015 to 2016.  Taxable investments decreased from 2.38% to 1.91% and tax-exempt investments decreased from 4.33% to 3.89%.  This decline in investment yields was generally the result of matured, called, and sold bond proceeds being reinvested at lower market rates.  The average “prime rate” for 2016 was 3.50%, while it was 3.25% in both 2015 and 2014.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Interest expense increased by $760,000 or 16 percent, in 2016 as compared to 2015.  For the year ending December 31, 2015, interest expense increased $180,000 or 4 percent, compared to 2014.  The cost of interest bearing liabilities increased to 0.67% in 2016 from 0.64% in 2015.  The cost of interest bearing liabilities for 2014 was 0.71%.  While the continued low interest rate environment, along with Mid Penn’s ability to replace higher-cost time deposits with lower-cost demand deposits, aided in maintaining a low cost of interest bearing liabilities in 2016, the increase in the volume of interest bearing liabilities of $81,338,000 for the year ended December 31, 2016, including a full year of the subordinated debt interest expense, led to the overall increase in interest expense.

Included in the net interest income for the year ended December 31, 2016 was $167,000 in income from the successful resolution of two legacy Phoenix loans acquired with credit deterioration.  Similarly, $558,000 in interest income for the year ended December 31, 2015 was realized from the successful resolution of six legacy Phoenix loans acquired with credit deterioration.  The income was the result of recognizing the remaining accretable and nonaccretable discounts on these loans.

Net interest margin, on a tax equivalent basis, was 3.82% in 2016 compared to 4.03% in 2015 and 3.99% in 2014.  The interest rate impact of earning assets and funding sources due to changes in interest rates can be reasonably estimated at current interest rate levels, however, the options selected by customers. The future mix of the loan, investment, and deposit products in the Bank's portfolios may significantly change the estimates used in the simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve.  Management continues to monitor the net interest margin closely.

Provision for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses in the loan and lease portfolio.  Mid Penn’s provision for loan and lease losses is based upon management’s monthly review of the loan portfolio.  The purpose of the review is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate actual and potential charge-offs and recoveries, and assess general economic conditions in the markets we serve.

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s assessment process, which took into consideration the risk characteristics of the loan and lease portfolio and shifting collateral values from December 31, 2015 to December 31, 2016.  For the year ended December 31, 2016, the provision for loan and lease losses was $1,870,000 compared to $1,065,000 for the year ended December 31, 2015.  The allowance for loan and lease losses as a percentage of total loans was 0.88% at December 31, 2016, compared to 0.83% at December 31, 2015 and 1.18% at December 31, 2014.  This ratio for December 31, 2015 and 2016 was impacted by the inclusion of the Phoenix loan portfolio in the calculation, coupled with the elimination of Phoenix’s allowance for loan and lease losses in conformity with GAAP purchase accounting treatment.

For the year ended December 31, 2016, Mid Penn had net charge-offs of $855,000 compared to net charge-offs of $1,613,000 during the year ended December 31, 2015.  Loans charged off during 2016 were comprised of one commercial and industrial loan for $820,000 and ten commercial real estate loans among eight relationships totaling $216,000.  In addition, there were charge-offs for three consumer loans to unrelated borrowers totaling $25,000, one home equity loan for $25,000, and three residential real estate loans among two relationships totaling $4,000.  The remaining $17,000 was comprised of deposit account charge-offs.  These charge-offs were offset by total recoveries of $252,000 realized during 2016.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Several factors contributed to the increase in the loan loss provision expense in 2016 compared to 2015.  The first element was the increase in specific allocations on criticized and classified assets during 2016.  While these categories of loans declined $2,299,000 or 14 percent from $16,286,000 at the end 2015 to $13,987,000 at December 31, 2016, the specific allocations required on this pool increased $355,000 from $503,000 at December 31, 2015 to $858,000 at the end of 2016.  The second element was an increase in both the special mention and substandard historical loss factors.  These elements of the allowance calculation increased to 4.5% and 4.8% at December 31, 2016 from 2.2% and 4.2% at the end of 2015.  The increased loss factors were the result of less favorable loss history during the look-back period.  Finally, the overall growth in the loan portfolio of $76,692,000 or 10 percent, drove increased levels of both quantitative and qualitative allocations of $47,000 and $578,000, respectively during 2016.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014	2013	2012
Balance, beginning of year	$6,168	$6,716	$6,317	$5,509	$6,772
Loans and leases charged off:
Commercial real estate, construction and land development	216	1,569	1,057	936	499
Commercial, industrial and agricultural	820	130	62	183	834
Real estate - residential	4	35	133	167	195
Consumer	67	50	76	187	860
Total loans and leases charged off	1,107	1,784	1,328	1,473	2,388

Recoveries on loans and leases previously charged off:
Commercial real estate, construction and land development	211	75	13	286	15
Commercial, industrial and agricultural	4	12	13	193	31
Real estate - residential	26	44	20	23	—
Consumer	11	40	64	92	43
Total loans and leases recovered	252	171	110	596	89

Net charge-offs	855	1,613	1,218	877	2,299
Provision for loan and lease losses	1,870	1,065	1,617	1,685	1,036
Balance, end of year	$7,183	$6,168	$6,716	$6,317	$5,509

	Years ended December 31,
	2016	2015	2014	2013	2012
Ratio of net charge-offs during the year to average loans and leases outstanding during the year, net of unearned discount	0.11%	0.23%	0.22%	0.17%	0.48%

Allowance for loan and lease losses as a percentage of total loans and leases at December 31	0.88%	0.83%	1.18%	1.16%	1.14%

Allowance for loan and lease losses as a percentage of non-performing assets at December 31	124.73%	101.75%	58.36%	49.84%	42.05%

Noninterest Income

2016 versus 2015

During the twelve months ended December 31, 2016, noninterest income (excluding net securities gains of $1,046,000) increased $1,090,000 or 29 percent, versus the twelve months ended December 31, 2015 (excluding net security gains of $325,000).  Items of particular note are detailed below.

During 2016, Mid Penn took advantage of increased market values on securities to reposition some of its investment portfolio, including selling a large volume of longer-term and rate-sensitive CMOs, as well as certain municipal bonds and agency notes.  Mid Penn realized $1,046,000 in net securities gains during 2016 as a result of these investment management activities.  In comparison, during 2015, Mid Penn realized $325,000 from net gains on sales of securities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mortgage banking income more than doubled to $922,000 during the twelve months ended December 31, 2016, as compared to $456,000 for the same period in 2015.  Increased residential real estate financing activity throughout Mid Penn’s footprint, favorably low mortgage market interest rates, and the addition of seasoned loan originators collectively contributed to the increased revenue from this business line.

Mid Penn also experienced increased origination and sales activity in Small Business Administration (“SBA”) loans, resulting in gains of $470,000 from related loan sale gains during the twelve months of 2016, an increase of $218,000 or 87 percent compared to SBA loan sales gains of $252,000 for the same period in 2015.  More qualified borrowers continue to take advantage of Mid Penn’s Preferred Lender status with the SBA.

Mid Penn also recognized $317,000 in merchant services income during the twelve months ended December 31, 2016, an increase of $82,000 or 35 percent compared to $235,000 of merchant services income for the same period in 2015.  This increase reflects the efforts of the commercial and retail sales team to continue enrolling new participating merchants throughout Mid Penn’s markets.

Other noninterest income increased $217,000 for the twelve months ended December 31, 2016 compared to the twelve months ended December 31, 2015.  Included in 2016 other income was $86,000 from the gain on the sale of insurance policies upon the dissolution of Mid Penn Insurance Services, LLC, a then wholly-owned subsidiary of Mid Penn Bank, effective March 1, 2016.  The decision was made to liquidate the subsidiary due to the lack of consistent profitability and growth.

2015 versus 2014

During the twelve months ended December 31, 2015, noninterest income, excluding securities gains of $325,000 increased $682,000 or 22 percent, versus the twelve months ended December 31, 2014, excluding security gains of $168,000.  The twelve months ended December 31, 2015 was positively impacted by the addition of Phoenix to the income stream.  Items of particular note are detailed below.

Income from fiduciary activities for 2015 was $466,000, an $86,000 or 16 percent decrease from $552,000 in 2014.  This is primarily attributable to a change in the commission structure on the sale of third-party mutual funds and annuities to the Bank’s retail and commercial customers.  Assets under management in the areas of Trust and Wealth Management decreased from $46,859,000 at the end of 2014 to $42,891,000 at the end of 2015 and are not a component of Mid Penn’s consolidated balance sheets.

Mid Penn recognized gains on sale of investment securities in 2015 of $325,000 as a result of efforts to better align the portfolio for a rising interest rate environment, up $157,000 from the $168,000 recorded in 2014.

Earnings on bank-owned life insurance increased $68,000 or 34 percent, to $269,000 during 2015 over earnings of $201,000 in 2014.  This increase was from the addition of a pool of employee split-dollar policies acquired in the Phoenix acquisition.

Mortgage banking activity increased $143,000 or 46 percent to $456,000 during 2014 from $313,000 in 2014.  Improved real estate activity throughout Mid Penn’s footprint and favorable interest rate conditions have contributed to increasing revenue from this business line.

Mid Penn has experienced significant activity in SBA loans during 2015 as more qualified borrowers have taken advantage of Mid Penn’s Preferred Lender status with the SBA.  During 2015, this business activity generated $252,000 in fee income, an increase of $133,000 or 112 percent versus the twelve months ended December 31, 2014.

An increase in Letter of Credit fees of $40,000 in 2015 aided in the increase in other income of $140,000 or 27 percent from 2014.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Income from fiduciary activities	$481	$466	$552
Service charges on deposits	684	690	584
Net gain on sales of investment securities	1,046	325	168
Earnings from cash surrender value of life insurance	264	269	201
Mortgage banking income	922	456	313
ATM debit card interchange income	844	741	544
Merchant services income	317	235	254
Gain on sales of SBA loans	470	252	119
Other income	896	679	549
Total Noninterest Income	$5,924	$4,113	$3,284

Noninterest Expense

2016 versus 2015

During the year ended December 31, 2016, noninterest expenses totaled $28,818,000, an increase of $2,059,000 or 8 percent compared to $26,759,000 for the year ended December 31, 2015.

Salaries and employee benefit expenses increased $1,521,000 during the twelve months ended December 31, 2016 versus the same period in 2015.  The increase primarily was attributable to franchise expansion, including (i) the addition of employees from the March 1, 2015 Phoenix acquisition, (ii) staff added to serve in Mid Penn’s branch in the Mechanicsburg, PA market, which opened in June 2015, and (iii) an increase in lending personnel, credit support staff, and executive management in alignment with Mid Penn’s core banking growth.

In connection with the acquisition of Phoenix, Mid Penn incurred $762,000 of nonrecurring merger-related expenses during 2015, while no merger-related expenses were incurred in 2016.

Pennsylvania bank shares tax expense increased $240,000 during the twelve months ended December 31, 2016 versus the same period in 2015 due to the Phoenix acquisition and the resultant increase in the capital base used to determine the annual shares tax.

Occupancy and Equipment expenses increased $329,000 during 2016 versus 2015.  The increase is primarily attributable to both added facilities from the Phoenix acquisition, newer offices in Mechanicsburg, PA and Lancaster County, PA, and increased depreciation expense on information technology related enhancements.

Mid Penn benefited from lower loan collection costs in 2016, which are reported in other expenses.  These loan collection costs were $306,000 during 2015, but decreased $128,000 or 42 percent to $178,000 during 2016 as the pool of nonperforming credits continued to decrease.

Included in other expenses in 2016 was a $142,000 impairment charge recorded on an asset held for sale and $17,000 in prepayment penalties on long-term FHLB Advances, while there were no impairment charges or prepayment penalties recorded in 2015.

2015 versus 2014

Noninterest expenses increased $6,065,000 or 29 percent, during the twelve months ended December 31, 2015, versus the same period in 2014.  Both periods were impacted by the addition of Phoenix to the expense stream or related merger expenses.  Items of particular note are detailed below.

Salaries and employee benefits increased during the year ended December 31, 2015 by $3,164,000 or 29 percent, versus 2014.  The increase was driven by the addition of the Phoenix employees to Mid Penn’s employee pool, an increase in staffing levels due to Mid Penn’s entry into the Lancaster County and Mechanicsburg markets, and an increase in lending personnel and support staff to augment the expanding reach of Mid Penn.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Occupancy expense increased $634,000 to $1,947,000 in 2015.  In addition to the occupancy expenses from the three leased and three owned properties acquired in the Phoenix transaction, this increase was impacted by the inclusion of rent for the new Corporate Administration offices on North Front Street in Harrisburg, and the new Elizabethtown and Simpson Ferry Road branch offices.

Legal and professional fees increased $72,000 or 14 percent, during the twelve months ended December 31, 2015 compared to the same period in 2014.  This was due to the increase in consultant fees incurred for cyber penetration testing of Mid Penn’s computer network, implementation of Mid Penn’s mobile banking app, routine legal fees generated through the normal conduct of business, and the periodic examination of potential merger and acquisition opportunities as they became available.

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

Merger and acquisition expenses in connection with the acquisition of Phoenix increased $189,000 to $762,000 in 2015 versus $573,000 in 2014.  All expenses in connection with the merger have been recognized.

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Salaries and employee benefits	$15,564	$14,043	$10,879
Occupancy expense, net	2,064	1,947	1,313
Equipment expense	1,689	1,477	1,205
Pennsylvania Bank Shares tax expense	648	408	365
FDIC Assessment	688	613	542
Legal and professional fees	711	588	516
Marketing and advertising expense	500	533	308
Software licensing	1,380	1,472	965
Telephone expense	548	569	467
Loss on sale/write-down of foreclosed assets	217	111	204
Intangible amortization	126	114	63
Merger and acquisition expense	—	762	573
ATM debit card processing expense	440	334	310
Internet banking expense	528	429	319
Director fees and benefits expense	340	363	377
Loan collection costs	178	306	288
Meals, travel, and lodging expense	428	399	273
Data processing	341	346	251
Insurance	178	186	141
OREO expense	248	255	172
Investor services	85	96	72
Other expenses	1,917	1,408	1,101
Total Noninterest Expense	$28,818	$26,759	$20,704

Investments

Mid Penn’s investment portfolio is utilized primarily to provide liquidity and collateral, while also being managed to provide additional interest income within reasonable risk parameters.

Mid Penn’s entire portfolio of investment securities at December 31, 2016 and December 31, 2015 were considered available for sale.  As such, the investments are recorded at fair value. The investments are valued at a market price relative to investments of the same type with similar maturity dates.  As the interest rate environment of these securities changes, the value of securities changes accordingly.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

At December 31, 2016, the unrealized loss on investment securities resulted in a decrease in shareholders’ equity of $2,919,000 (unrealized loss on securities of $4,423,000 less deferred income tax benefit of $1,504,000).  At December 31, 2015, the unrealized gain on investment securities resulted in an increase in shareholders’ equity of $1,565,000 (unrealized gain on securities of $2,371,000 less deferred income taxes of $806,000).  Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.  Table 6 provides a summary of our available-for-sale investment securities.

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2016	2015	2014
U.S. Treasury and U.S. government agencies	$47,012	$26,990	$27,066
Mortgage-backed U.S. government agencies	25,619	38,804	33,776
State and political subdivision obligations	58,838	66,617	79,171
Corporate debt securities	1,000	2,070	1,060
Equity securities	1,156	1,240	561
	$133,625	$135,721	$141,634

Maturity and yield information relating to debt securities is shown in Table 7.

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
	One Year	Year thru	Years thru	After Ten
As of December 31, 2016	and Less	Five Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	$—	$13,742	$30,834	$2,436	$47,012
Mortgage-backed U.S. government agencies	741	5,165	17,596	2,117	25,619
State and political subdivision obligations	1,305	4,729	33,061	19,743	58,838
Corporate debt securities	—	1,000	—	—	1,000
Equity securities	—	100	—	1,056	1,156
	$2,046	$24,736	$81,491	$25,352	$133,625

		After One	After Five
		Year thru	Years
	One Year	Five	thru	After Ten
Weighted Average Yields	and Less	Years	Ten Years	Years	Total
U.S. Treasury and U.S. government agencies	—	1.83%	2.00%	2.64%	1.98%
Mortgage-backed U.S. government agencies	4.22%	2.79%	2.14%	3.30%	2.43%
State and political subdivision obligations	5.22%	3.40%	4.35%	3.21%	3.91%
Corporate debt securities	—	4.75%	—	—	4.75%
Equity securities	—	2.03%	—	4.14%	3.96%
	4.86%	2.25%	2.98%	3.03%	2.88%

Loans

At December 31, 2016, loans and leases increased $77,411,000 to $813,924,000 or 11 percent, from December 31, 2015.  The main driver of Mid Penn’s loan growth was in the commercial loan area, specifically in commercial and industrial and commercial real estate loans.  Mid Penn has expanded its commercial lending scope over the past few years, including adding two agricultural lenders in 2016, and has a complete team of professional lenders who focus their efforts on developing and maintaining complete business relationships.

At December 31, 2016, loans, net of unearned income, represented 83 percent of earning assets, compared to 84 percent on December 31, 2015, and 79 percent on December 31, 2014.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The Bank's loan portfolio is diversified among individuals and small and medium-sized businesses generally located within the Bank's primary market area of Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties.  Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved.  Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured.  Residential real estate loans are secured by liens on the residential property.  Consumer loans include installment loans, lines of credit and home equity loans.  The Bank has no significant concentration of credit to any one borrower.  The Bank’s highest concentration of credit by loan type is in commercial real estate financings.

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, construction and land development	$397,547	48.8	$355,339	48.1	$289,378	50.6	$274,279	50.2	$255,231	52.7
Commercial, industrial and agricultural	171,985	21.1	160,988	21.8	120,326	21.0	107,492	19.7	79,228	16.4
Real estate - residential	240,418	29.5	216,269	29.6	159,004	27.8	160,294	29.3	143,243	29.6
Consumer	4,132	0.6	4,204	0.5	3,018	0.6	4,646	0.8	6,770	1.4
Total Loans	814,082	100.0	736,800	100.0	571,726	100.0	546,711	100.0	484,472	100.0
Unearned income	(158)		(287)		(193)		(249)		(252)
Loans net of unearned discount	813,924		736,513		571,533		546,462		484,220
Allowance for loan and lease losses	(7,183)		(6,168)		(6,716)		(6,317)		(5,509)
Net loans	$806,741		$730,345		$564,817		$540,145		$478,711

Mid Penn’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
	One Year	Year thru	After Five
As of December 31, 2016	and Less	Five Years	Years	Total
Commercial real estate, construction and land development	$34,478	$30,512	$332,557	$397,547
Commercial, industrial and agricultural	5,096	50,656	116,233	171,985
Real estate - residential mortgages	4,976	24,215	211,227	240,418
Consumer	105	1,064	2,805	3,974
	$44,655	$106,447	$662,822	$813,924

Rate Sensitivity
Predetermined rate	$21,637	$49,692	$123,959	$195,288
Floating or adjustable rate	23,019	56,756	538,861	618,636
	$44,656	$106,448	$662,820	$813,924

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

Other than as described herein, Mid Penn does not believe there are any significant credit-related trends, events or uncertainties relating to its loan portfolio that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Further, based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn continues to monitor the financial strength of these borrowers constantly and does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components, or perform commercial real estate or other type of

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2016	2015	2014	2013	2012
Nonperforming Assets:
Nonaccrual loans	$4,658	$4,418	$8,907	$10,877	$11,831
Accruing troubled debt restructured loans	877	459	2,035	833	426
Total nonperforming loans	5,535	4,877	10,942	11,710	12,257

Foreclosed real estate	224	1,185	565	965	843
Total nonperforming assets	5,759	6,062	11,507	12,675	13,100

Accruing loans 90 days or more past due	59	55	—	—	—
Total risk elements	$5,818	$6,117	$11,507	$12,675	$13,100

Nonperforming loans as a % of total loans outstanding	0.68%	0.66%	1.91%	2.14%	2.53%
Nonperforming assets as a % of total loans outstanding and other real estate	0.71%	0.82%	2.01%	2.32%	2.71%
Ratio of allowance for loan losses to nonperforming loans	129.78%	126.46%	61.37%	53.94%	44.95%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan.  Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  During 2016, nonperforming loans increased $658,000 from $4,877,000 at December 31, 2015, to $5,535,000 at December 31, 2016 while foreclosed real estate declined $961,000 to $224,000 at December 31, 2016.  The increase in nonperforming loans was offset by the decline in foreclosed real estate, causing total nonperforming assets to decrease by $303,000 to $5,759,000 at December 31, 2016 from $6,062,000 at December 31, 2015.  Increased accruing troubled debt restructured loans were the leading source of the increase in nonperforming assets.  The remaining improvement has primarily been the result of well-structured workout plans.

Mid Penn’s troubled debt restructured loans at December 31, 2016 totaled $3,515,000 of which $877,000 were accruing loans in compliance with the terms of the modification.  $2,638,000 of the troubled debt restructured loans are included in nonaccrual loans.  As a result of the evaluation, a specific allocation, and subsequently, charge-offs have been taken as appropriate.  Further discussion of troubled debt restructured loans can be found in Note 8 to Mid Penn’s Consolidated Financial Statements, which are included in Item 8.  As of December 31, 2016, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures, and these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and may include reductions in principal payments, reductions in interest rates, and/or repayment of the loan as collateral is sold.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The following table provides additional analysis of partially charged off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)	December 31, 2016	December 31, 2015
Period ending total loans outstanding (net of unearned income)	$813,924	$736,513
Allowance for loan and lease losses	7,183	6,168
Total Nonperforming loans	5,535	4,877
Nonperforming and impaired loans with partial charge-offs	1,604	1,869

Ratio of nonperforming loans with partial charge-offs to total loans	0.20%	0.25%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	28.97%	38.32%

Coverage ratio net of nonperforming loans with partial charge-offs	182.71%	205.05%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	0.88%	0.84%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate as soon as practically possible of the credit being classified as substandard non-accrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however no allowance recommendation will be made until such time as Mid Penn is in receipt of the updated valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

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

Mid Penn had $6,453,000 in loans deemed impaired at December 31, 2016.  Excluding $1,231,000 in loans acquired with credit deterioration from the Phoenix acquisition, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $5,222,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $2,915,000 for which specific allocations totaling $858,000 were included within the loan loss reserve for these loans.  The remaining $2,307,000 of loans required no specific allocation within the loan loss reserve.  Of the $5,222,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix acquisition, $3,246,000 were commercial real estate relationships, $916,000 were residential relationships, $860,000 were commercial real estate–construction relationships, $140,000 were home equity relationships, and $60,000 were commercial and industrial relationships.  There were specific loan loss reserve allocations of $711,000 against the commercial real estate relationships, $72,000 against commercial real estate-construction, $68,000 against residential mortgage, $6,000 against the commercial and industrial relationships, and $1,000 against home equity relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan and lease losses of $7,183,000 as of December 31, 2016 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2016	2015	2014	2013	2012
Commercial real estate, construction and land development	$4,467	$3,705	$3,958	$4,015	$3,122
Commercial, industrial and agricultural	1,581	1,394	1,395	1,187	1,299
Real estate - residential	541	534	450	581	635
Consumer	382	329	688	513	444
Unallocated	212	206	225	21	9
	$7,183	$6,168	$6,716	$6,317	$5,509

The growth in the loan portfolio during 2016, as well as an increase in specific allocations on impaired loans, resulted in a larger allowance in 2016.  See also the discussion in the Provision for Loan and Lease Losses section.

The allowance for loan and lease losses at December 31, 2016 was $7,183,000 or 0.88%, of total loans (less unearned discount) as compared to $6,168,000 or 0.83%, at December 31, 2014, and $6,716,000 or 1.18%, at December 31, 2014.  This ratio at December 31, 2015 and 2016 was impacted in 2015 by the inclusion of the Phoenix loan portfolio in the calculation, coupled with the elimination of Phoenix’s allowance for loan and lease losses in conformity with GAAP purchase accounting treatment.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Deposits and Other Funding Sources

Mid Penn's primary source of funds are deposits.  Total deposits at December 31, 2016 increased by $158,330,000 or 20 percent, over December 31, 2015, which increased by $139,121,000 or 22 percent, over December 31, 2014.  During 2016, all deposit categories increased, mainly due to both strong cash management and retail growth.  Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2016, 2015, and 2014 are presented in Table 13.

Average short-term borrowings for 2016 were $2,370,000 compared to $13,184,000 in 2015.  These short-term borrowings consisted of federal funds purchased.  As of December 31, 2016, Mid Penn had no short-term borrowings outstanding.

At December 31, 2016, the Bank had $13,567,000 in brokered time deposits, an increase of $2,399,000 or 21 percent, over December 31, 2015, which increased by $6,706,000 or 150.3%, over the same period in 2014.  The increase in brokered deposits in 2015 was mainly due to the brokered certificates of deposits Mid Penn acquired from Phoenix, which totaled $6,221,000 at December 31, 2015.

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	Years Ended December 31,
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$120,244	0.00%	$87,474	0.00%	$49,814	0.00%
Interest-bearing demand deposits	293,745	0.34%	238,141	0.34%	216,656	0.36%
Money market	235,561	0.56%	208,693	0.54%	201,281	0.54%
Savings	59,615	0.06%	52,895	0.06%	30,953	0.05%
Time	172,657	1.25%	154,335	1.25%	127,071	1.55%
	$881,822	0.51%	$741,538	0.53%	$625,775	0.62%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2016	2015	2014
Three months or less	$16,083	$8,986	$4,506
Over three months to twelve months	28,254	17,807	21,308
Over twelve months	41,822	37,233	22,604
	$86,159	$64,026	$48,418

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

Shareholders’ equity increased in 2016 by $399,000 or 1 percent, following an increase in 2015 of $10,938,000 or 18 percent, and an increase in 2014 of $6,214,000 or 12 percent.  Capital was positively impacted in 2016 by the net income available to common shareholders of $7,804,000 but this increase was offset by the other comprehensive loss of $4,665,000 and dividend payments of $2,875,000. The primary source of Mid Penn’s other comprehensive loss in 2016 was the change in unrealized losses on available-for-sale investments held primarily to support public deposit pledging requirements.  These unrealized losses are not other-than-temporary-impairments, but relate to the price changes of securities from significant yield curve increases which occurred during the fourth quarter of 2016.  In 2015 capital was positively impacted by the issuance of 723,851 shares of common stock valued at $11,292,000 as merger consideration in the Phoenix acquisition, as well as an increase in retained earnings from the normal operations of Mid Penn.  Mid Penn also used the $7,500,000 in net proceeds from the issuance and sale of its subordinated notes to redeem all of its Series B Preferred Stock for an aggregate redemption price of $5,123,000 and Series C Preferred Stock for an aggregate redemption price of $1,754,000.  These redemptions negatively impacted shareholders’ equity in 2015.  Capital was positively impacted in 2014 by the net income available to common shareholders of $5,701,000 and other comprehensive income of $2,385,000.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn’s current intent for dividend payout is to provide quarterly cash returns to shareholders and earnings retention at a level sufficient to finance future growth.  For additional information, see “Part II – Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities – Dividends”.  The dividends paid and declared on common shares totaled $0.58 and $0.68, respectively, for the year ended December 31, 2016.  Dividends paid and declared totaled $0.44 for the year ended December 31, 2015 and $0.45 for the year ended December 31, 2014.  The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 31.43% for 2016 and 29.93% for 2015.

Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2016, and 2015, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2016
Tier 1 Capital (to Average Assets)	$70,431	6.8%	$41,595	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	34,807	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	46,409	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	85,148	11.0%	61,879	8.0%	N/A	N/A

Bank
As of December 31, 2016
Tier 1 Capital (to Average Assets)	$77,026	7.4%	$41,568	4.0%	$51,960	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	34,781	4.5%	50,239	6.5%
Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	46,374	6.0%	61,832	8.0%
Total Capital (to Risk Weighted Assets)	84,329	10.9%	61,832	8.0%	77,291	10.0%

Corporation
As of December 31, 2015
Tier 1 Capital (to Average Assets)	$64,089	7.3%	$35,098	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	31,731	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	42,308	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	77,852	11.0%	56,410	8.0%	N/A	N/A

Bank
As of December 31, 2015
Tier 1 Capital (to Average Assets)	$70,351	7.8%	$36,245	4.0%	$45,306	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	31,698	4.5%	45,786	6.5%
Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	42,264	6.0%	56,352	8.0%
Total Capital (to Risk Weighted Assets)	76,614	10.9%	56,352	8.0%	70,440	10.0%

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Small Business Lending Fund Preferred Shares

On March 1, 2015, Mid Penn assumed all of the issued and outstanding shares of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund (“SBLF”) and issued 1,750 shares of SBLF Preferred Shares, having a $1,000 liquidation preference per share, to the Treasury.  The SBLF Preferred Shares qualified as Tier 1 Capital and had terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.  Mid Penn paid noncumulative dividends quarterly on January 1, April 1, July 1, and October 1.  The dividend rate was 1.00% per annum for payment dates up to its redemption.  On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of subordinated notes described below, redeemed all of the outstanding shares of its SBLF Preferred Shares held by the Treasury for an aggregate redemption price of $1,754,000 including accrued but unpaid dividends.

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

Federal Income Taxes

Federal income tax expense for 2016 was $2,277,000 compared to $1,644,000 in 2015 and $1,462,000 in 2014.  The effective tax rate was 23% in 2016 and 20% in both 2015 and 2014.  The increased effective tax rate was the result of higher pre-tax earnings and a larger amount in the higher incremental tax bracket.

Liquidity

Mid Penn's asset-liability management policy addresses the management of Mid Penn's liquidity position and its ability to raise sufficient funds to meet deposit withdrawals, fund loan growth and meet other operational needs.  Mid Penn utilizes its investments as a source of liquidity, along with deposit growth and increases in borrowings.  (See Deposits and Other Funding Sources which appears earlier in this discussion.)  Liquidity from investments is provided primarily through investment calls and sales, and from investments and interest-bearing balances with maturities of one year or less.

The Bank has short-term borrowing capacity from the FHLB for overnight borrowings up to the Bank’s unused borrowing capacity of $404,244,000 at December 31, 2016, upon satisfaction of any stock purchase requirements of the FHLB.  This line is collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with correspondent banks amounting to $15,000,000 at December 31, 2016.

Major sources of cash in 2016 came from the $111,390,000 proceeds from the sales of investments securities and the increase in deposits of $158,330,000.

Major uses of cash in 2016 were the purchases of investment securities of $142,861,000 and the increase in loans of $77,795,000.

Major sources of cash in 2015 came from the $37,142,000 proceeds from the sales of investments securities, the increase in short-term borrowings of $31,018,000 and the increase in deposits of $15,883,000, which excludes the deposits assumed in the Phoenix acquisition.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Major uses of cash in 2015 were the increase in loans of $60,043,000, excluding the loans acquired in the Phoenix acquisition, the purchases of investment securities of $35,858,000 and long-term debt repayments of $16,226,000.

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2016.

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Financial Statements Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	9	$10,393	$1,121	$2,231	$1,375	$5,666
Certificates of deposit	10	182,595	81,753	63,901	36,203	738
Long-term debt	12	13,581	1,016	10,000	—	2,565
Subordinated debt	13	7,500	386	773	773	5,568
Payments under benefit plans	15	1,396	167	317	292	620
Executive compensation payments	16	397	48	101	101	147
		$205,469	$83,370	$75,092	$37,369	$9,638

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

Information shown elsewhere in this Annual Report on Form 10-K will assist in the understanding of how Mid Penn is positioned to react to changing interest rates and inflationary trends.  In particular, the summary of net liabilities, as well as the composition of loans, investments and deposits should be considered.

Off-Balance Sheet Items

Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures.

As of December 31, 2016, commitments to extend credit amounted to $201,749,000 compared to $157,338,000 as of December 31, 2015.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit decreased to $14,000,000 at December 31, 2016, from $15,805,000 at December 31, 2015.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by Management.  At December 31, 2016, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2016			December 31, 2015
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	11.19%	≥ -20%	300	5.77%	≥ -20%
200	7.35%	≥ -15%	200	3.64%	≥ -15%
100	3.50%	≥ -10%	100	1.55%	≥ -10%
0			0
(100)	-4.75%	≥ -10%	(100)	-2.19%	≥ -10%
(200)	-10.79%	≥ -15%	(200)	-7.09%	≥ -15%
(300)	-16.63%	≥ -20%	(300)	-12.21%	≥ -20%

MID PENN BANCORP, INC.

ITEM 8.  FINANCIAL STATEMENTS

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries, (the “Corporation”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mid Penn Bancorp, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 23, 2017

MID PENN BANCORP, INC.	Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$13,493	$12,329
Interest-bearing balances with other financial institutions	2,003	955
Federal funds sold	30,477	—
Total cash and cash equivalents	45,973	13,284

Interest-bearing time deposits with other financial institutions	—	4,317
Investment securities available for sale	133,625	135,721
Loans held for sale	1,959	2,678
Loans and leases, net of unearned interest	813,924	736,513
Less: Allowance for loan and lease losses	(7,183)	(6,168)
Net loans and leases	806,741	730,345

Bank premises and equipment, net	11,074	13,993
Bank premises and equipment held for sale	1,894	—
Cash surrender value of life insurance	12,780	12,516
Restricted investment in bank stocks	2,443	4,266
Foreclosed assets held for sale	224	1,185
Accrued interest receivable	3,928	3,813
Deferred income taxes	4,286	1,821
Goodwill	3,918	3,918
Core deposit and other intangibles, net	539	665
Other assets	3,215	3,116
Total Assets	$1,032,599	$931,638
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$122,811	$103,721
Interest-bearing demand	317,533	247,356
Money Market	252,271	208,386
Savings	60,163	56,731
Time	182,595	160,849
Total Deposits	935,373	777,043

Short-term borrowings	—	31,596
Long-term debt	13,581	40,305
Subordinated debt	7,414	7,414
Accrued interest payable	515	390
Other liabilities	5,249	4,822
Total Liabilities	962,132	861,570

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares; 4,233,297 shares and 4,226,717 shares issued at December 31, 2016 and December 31, 2015, respectively	4,233	4,227
Additional paid-in capital	40,688	40,559
Retained earnings	28,399	23,470
Accumulated other comprehensive (loss) income	(2,853)	1,812
Total Shareholders’ Equity	70,467	70,068
Total Liabilities and Shareholders' Equity	$1,032,599	$931,638

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2016	2015	2014
INTEREST INCOME
Interest and fees on loans and leases	$36,402	$32,840	$26,905
Interest on interest-bearing balances	12	44	41
Interest and dividends on investment securities:
U.S. Treasury and government agencies	1,346	1,222	1,346
State and political subdivision obligations, tax-exempt	2,066	2,000	2,180
Other securities	304	382	155
Interest on federal funds sold	82	2	—
Total Interest Income	40,212	36,490	30,627
INTEREST EXPENSE
Interest on deposits	4,514	3,889	3,852
Interest on short-term borrowings	15	47	55
Interest on long-term and subordinated debt	838	671	520
Total Interest Expense	5,367	4,607	4,427
Net Interest Income	34,845	31,883	26,200
PROVISION FOR LOAN AND LEASE LOSSES	1,870	1,065	1,617
Net Interest Income After Provision for Loan and Lease Losses	32,975	30,818	24,583
NONINTEREST INCOME
Income from fiduciary activities	481	466	552
Service charges on deposits	684	690	584
Net gain on sales of investment securities	1,046	325	168
Earnings from cash surrender value of life insurance	264	269	201
Mortgage banking income	922	456	313
ATM debit card interchange income	844	741	544
Merchant services income	317	235	254
Net gain on sales of SBA loans	470	252	119
Other income	896	679	549
Total Noninterest Income	5,924	4,113	3,284
NONINTEREST EXPENSE
Salaries and employee benefits	15,564	14,043	10,879
Occupancy expense, net	2,064	1,947	1,313
Equipment expense	1,689	1,477	1,205
Pennsylvania Bank Shares Tax expense	648	408	365
FDIC Assessment	688	613	542
Legal and professional fees	711	588	516
Marketing and advertising expense	500	533	308
Software licensing	1,380	1,472	965
Telephone expense	548	569	467
Loss on sale or write-down of foreclosed assets	217	111	204
Intangible amortization	126	114	63
Merger and acquisition expense	—	762	573
Other expenses	4,683	4,122	3,304
Total Noninterest Expense	28,818	26,759	20,704
INCOME BEFORE PROVISION FOR INCOME TAXES	10,081	8,172	7,163
Provision for income taxes	2,277	1,644	1,462
NET INCOME	7,804	6,528	5,701
Series B preferred stock dividends and redemption premium	—	473	350
Series C preferred stock dividends	—	17	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,804	$6,038	$5,351

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$1.85	$1.47	$1.53
Cash Dividends Declared	0.68	0.44	0.45

The accompanying notes are an integral part of these consolidated financial statements

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
Net income	$7,804	$6,528	$5,701
Other comprehensive (loss) income:
Unrealized (losses) gains arising during the period on available-for-sale securities, net of income taxes of ($1,954), $80, and $1,280, respectively	(3,794)	154	2,482

Reclassification adjustment for net gain on sales of available-for-sale securities included in net income, net of income taxes of ($356), ($110), and ($57), respectively (a)	(690)	(215)	(111)

Change in defined benefit plans, net of income taxes of ($93), $185, and $7, respectively (b)	(181)	360	14
Total other comprehensive (loss) income	(4,665)	299	2,385
Total comprehensive income	$3,139	$6,827	$8,086

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income
(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2014	$5,000	$3,494	$29,853	$15,441	$(872)	$52,916
Net income	—	—	—	5,701	—	5,701
Total other comprehensive income, net of taxes	—	—	—	—	2,385	2,385
Common stock dividends	—	—	—	(1,575)	—	(1,575)
Employee Stock Purchase Plan (3,432 shares)	—	4	49	—	—	53
Series B preferred stock dividends	—	—	—	(350)	—	(350)
Balance, December 31, 2014	5,000	3,498	29,902	19,217	1,513	59,130
Net income	—	—	—	6,528	—	6,528
Total other comprehensive income, net of taxes	—	—	—	—	299	299
Common stock dividends	—	—	—	(1,785)	—	(1,785)
Employee Stock Purchase Plan (4,162 shares)	—	4	62	—	—	66
Series B preferred stock dividends	—	—	—	(373)	—	(373)
Series B preferred stock redemption	(5,000)	—	—		—	(5,000)
Series B preferred stock redemption premium	—	—	—	(100)	—	(100)
Series C preferred stock in connection with Phoenix acquisition	1,750	—	—	—	—	1,750
Series C preferred stock dividends	—	—	—	(17)	—	(17)
Series C preferred stock redemption	(1,750)	—	—	—	—	(1,750)
Common stock issued to Phoenix shareholders (723,851 shares)	—	724	10,568	—	—	11,292
Restricted stock activity (875 shares)	—	1	27	—	—	28
Balance, December 31, 2015	—	4,227	40,559	23,470	1,812	70,068
Net income	—	—	—	7,804	—	7,804
Total other comprehensive loss, net of taxes	—	—	—	—	(4,665)	(4,665)
Common stock dividends	—	—	—	(2,875)	—	(2,875)
Employee Stock Purchase Plan (4,465 shares)	—	4	78	—	—	82
Restricted stock activity (2,115 shares)	—	2	51	—	—	53
Balance, December 31, 2016	$0	$4,233	$40,688	$28,399	$(2,853)	$70,467

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net Income	$7,804	$6,528	$5,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,870	1,065	1,617
Depreciation	1,658	1,485	1,235
Amortization of intangibles	126	100	62
Net amortization of security premiums	11,709	4,251	1,250
Gain on sales of investment securities	(1,046)	(325)	(168)
Earnings on cash surrender value of life insurance	(264)	(269)	(201)
Mortgage loans originated for sale	(42,888)	(26,083)	(16,775)
Proceeds from sales of mortgage loans originated for sale	43,810	26,539	17,088
Gain on sale of mortgage loans	(922)	(456)	(313)
SBA loans originated for sale	(5,872)	(3,484)	(1,168)
Proceeds from sales of SBA loans originated for sale	6,342	3,736	1,287
Gain on sale of SBA loans	(470)	(252)	(119)
Loss on write-down/disposal of property, plant, and equipment	142	—	18
Loss on sale / write-down of foreclosed assets	217	111	204
Restricted stock compensation expense	53	27	—
Deferred income tax (benefit) expense	(336)	997	(112)
Increase in accrued interest receivable	(115)	(367)	(354)
(Increase) decrease in other assets	(99)	333	(547)
Increase (decrease) in accrued interest payable	125	9	(44)
Increase (decrease) in other liabilities	427	(771)	9
Net Cash Provided By Operating Activities	22,271	13,174	8,670

Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	4,317	1,455	1,741
Proceeds from the maturity of investment securities	16,110	11,940	13,585
Proceeds from the sale of investment securities	111,390	37,142	13,729
Purchases of investment securities	(142,861)	(35,858)	(43,633)
Net cash received from acquisition	—	8,095	—
Redemptions (purchases) of restricted investment in bank stocks	1,823	(576)	(212)
Net increase in loans and leases	(77,795)	(60,043)	(27,170)
Purchases of bank premises and equipment	(775)	(1,461)	(1,009)
Proceeds from sale of foreclosed assets	992	403	1,077
Net Cash Used In Investing Activities	(86,799)	(38,903)	(41,892)

Financing Activities:
Net increase in deposits	158,330	15,883	29,792
Net (decrease) increase in short-term borrowings	(31,596)	31,018	(23,255)
Series B preferred stock dividends and redemption premium paid	—	(473)	(350)
Series B preferred stock redemption	—	(5,000)	—
Series C preferred stock dividends paid	—	(17)	—
Series C preferred stock redemption	—	(1,750)	—
Common stock dividends paid	(2,875)	(1,785)	(1,575)
Employee Stock Purchase Plan	82	66	53
Long-term debt repayment	(26,724)	(16,226)	(184)
Proceeds from long-term debt borrowings	—	—	30,000
Deferred financing fees paid for subordinated debt issuance	—	(85)	—
Subordinated debt issuance	—	7,500	—
Net Cash Provided By Financing Activities	97,217	29,131	34,481

Net increase in cash and cash equivalents	32,689	3,402	1,259
Cash and cash equivalents, beginning of year	13,284	9,882	8,623
Cash and cash equivalents, end of year	$45,973	$13,284	$9,882

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,242	$4,566	$4,471
Income taxes paid	$1,700	$1,130	$1,520

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$248	$1,135	$881
Asset transfers to bank premises and equipment held for sale	$1,894	$—	$—
Common stock issued to Phoenix shareholders	$—	$11,292	$—

Assets, Liabilities, and Equity in Connection with Merger:

(Dollars in thousands)
Year Ended
Assets Acquired:	December 31, 2015
Securities	$11,331
Loans	110,363
Restricted stock	509
Property and equipment	1,792
Deferred income taxes	503
Accrued interest receivable	388
Core deposit and other intangible assets	578
Bank-owned life insurance	3,673
Other assets	624
$129,761

Liabilities Assumed:
Deposits	$123,238
Accrued interest payable	32
Long-term debt	3,570
Other liabilities	876
$127,716

Equity Acquired:
Preferred stock	$1,750

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements
(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiary Mid Penn Bank (the “Bank”), and the Bank’s former wholly-owned subsidiary Mid Penn Insurance Services, LLC, which was closed, effective March 1, 2016 (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Each of Mid Penn’s lines of business are part of the same reporting segment, community banking, whose operating results are regularly reviewed and managed by a centralized executive management group.  As a result, Mid Penn has only one reportable segment for financial reporting purposes.

The comparability of the results of operations for the year ended 2016 compared to 2015 and 2014, in general, have been impacted by the acquisition of Phoenix as further described in Note 4.  For comparative purposes, the 2015 and 2014 balances have been reclassified to conform to the 2016 presentation.  Such reclassifications had no impact on net income.

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

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its 21 retail banking offices located in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties.

A decision was made to close Mid Penn Insurance Services, LLC, effective March 1, 2016 due to a lack of activity within the subsidiary.  Mid Penn Insurance Services, LLC was an immaterial subsidiary of the Bank, and was immaterial to Mid Penn’s consolidated results.

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

(c)	Interest-bearing Time Deposits with Other Financial Institutions

Interest-bearing time deposits with other financial institutions consist of certificates of deposits in other financial institutions with maturities within one year.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(d)	Investment Securities

Available-for-sale securities include debt and equity securities.  Debt and equity securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported, net of deferred income taxes, as a component of accumulated other comprehensive income (loss) within shareholders’ equity.  Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method.  Realized gains and losses on sales of investment securities are computed on the basis of specific identification of the cost of each security.  Net gains on sales of investment securities were $1,046,000 in 2016, $325,000 in 2015, and $168,000 in 2014.  Mid Penn had no held-to-maturity securities in 2016 and 2015.

(e)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are included in loans held for sale and are carried at fair value, as determined by outstanding commitments from investors.  Gains and losses on sales of mortgage loans are included in the Consolidated Statements of Income in mortgage banking income.  Mortgage banking income was $922,000 in 2016, $456,000 in 2015, and $313,000 in 2014.

(f)	Loans and Allowance for Loan and Lease Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance.  Residential loans held for sale are carried at fair value and are included in loans held for sale on the balance sheet.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  These amounts are generally being amortized over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

The Bank underwrites residential mortgage loans to the standards established by the secondary mortgage market, i.e., Fannie Mae, Ginnie Mae, Freddie Mac, or Pennsylvania Housing Finance Agency standards, with the intention of selling the majority of residential mortgages originated into the secondary market.  In the event that the facts and circumstances surrounding a residential mortgage application do not meet all underwriting conditions of the secondary mortgage market, the Bank will evaluate the failed conditions and evaluate the potential risk of holding the residential mortgage in the Bank’s portfolio rather than rejecting the loan request.  In the event that the loan is held in the Bank’s portfolio, the interest rate on the residential mortgage typically would be increased to compensate for the added portfolio risk.

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

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet and was $120,000 at December 31, 2016 and $94,500 at December 31, 2015.  The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the DCF, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures, including underwriting standards, changes in the mix and volume of loans originated, the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, and shifting industry or portfolio concentrations.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(g)	Bank Premises and Equipment

Land is carried at cost.  Buildings, furniture, fixtures, equipment, land improvements, and leasehold improvements are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Building assets are depreciated using an estimated useful life of five to fifty years.  Furniture, fixtures, and equipment are depreciated using an estimated useful life of three to ten years.  Land improvements are depreciated over an estimated useful life of ten to twenty years.  Leasehold improvements are depreciated using an estimated useful life that is the lesser of the remaining life of the lease or ten to thirty years.  Maintenance and normal repairs are charged to expense when incurred, while major additions and improvements are capitalized.  Gains and losses on disposals are reflected in current operations.  Bank premises and equipment designated as held for sale are carried at the lower of cost or market value.

(h)	Restricted Investments in Bank Stocks

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks.  As a member of the FHLB and Atlantic Community Bankers Bank (“ACBB”), the Bank is required to own restricted stock investments in these correspondent banks, which is carried at cost.  The total amount of these restricted stock investments was $2,443,000 December 31, 2016 and $4,266,000 at December 31, 2015.  This reduction was attributed to the decline in Mid Penn’s FHLB long term advances and its shift from a short-term borrowing to a short-term selling position in 2016.  Total dividends received in 2016 and 2015 totaled $135,000 and $250,000, respectively.

(i)	Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less cost to sell at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of December 31, 2016, Mid Penn had $57,000 of residential real estate held in other real estate owned.  There was $426,000 in loans for which formal foreclosure proceedings were in process at December 31, 2016.  As of December 31, 2015, Mid Penn had $358,000 of residential real estate held in other real estate owned.  There were no loans for which formal foreclosure proceedings were in process at December 31, 2015.

(j)	Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in core deposit and other intangibles in the Consolidated Balance Sheets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $144,000 and $174,000 at December 31, 2016 and 2015, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in other income and was $30,000, $24,000, and $36,000 for the years 2016, 2015, and 2014, respectively.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized book value.

(k)	Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $321,000 at December 31, 2016 and $365,000 at December 31, 2015, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.  The partnership received $46,000 in low-income housing tax credits during 2016, 2015 and 2014.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(l)	Income Taxes

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

Mid Penn recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

(m)	Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The core deposit intangible is being amortized over a ten-year period using a sum of the year’s digits basis.  The core deposit intangible is subject to impairment testing whenever events or changes in circumstances indicate such testing.

(n)	Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions, including the 2015 Phoenix acquisition.  If certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2016 using a qualitative analysis.  In addition, Mid Penn did not identify any impairment in 2015 or 2014 using a qualitative and quantitative analysis, respectively, in accordance with ASC 350.

(o)	Bank Owned Life Insurance

Mid Penn is the owner and beneficiary of bank-owned life insurance (“BOLI”) policies on current and former directors, as well as select Miners Bank employees, which were acquired through the Phoenix acquisition.  The earnings from the BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs.  However, Mid Penn intends to hold these policies and, accordingly, Mid Penn has not provided deferred income taxes on the earnings from the increase in cash surrender value.

Mid Penn is also party to certain Split-Dollar Life Insurance Arrangements, and in accordance with GAAP, has accrued a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and a liability for the future death benefit.

(p)	Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(q)	Postretirement Benefit Plans

Mid Penn follows the guidance in ASC Topic 715, Compensation-Retirement Benefits, related to postretirement benefit plans.  This guidance requires additional disclosures about defined benefit pension plans and other postretirement defined benefit plans.

(r)	Other Benefit Plan

A funded contributory defined-contribution plan is maintained for substantially all employees.   The cost of the Mid Penn defined contribution plan is charged to current operating expenses and is funded annually.

(s)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank.  Trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.

(t)	Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income.  Mid Penn has an unfunded noncontributory defined benefit Plan for directors and other postretirement benefit Plans covering full-time employees.  These Plans utilize assumptions and methods to calculate the fair value of Plan assets and recognizing the overfunded and underfunded status of the Plans on its consolidated balance sheet.  Gains and losses, prior service costs and credits are recognized in other comprehensive income (loss), net of tax, until they are amortized, or immediately upon curtailment.

(u)	Restricted Stock

Mid Penn provides members of Senior Management who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn through the Restricted Stock Plan.  The restricted stock is non-voting and non-participating until the granted shares vest.  Once the shares vest, the recipient would have full voting rights and be entitled to any commons stock dividends.

(v)	Earnings Per Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per share.

(Dollars in thousands, except per share data)
	2016	2015	2014
Net Income	$7,804	$6,528	$5,701
Less:
Dividends on Series B preferred stock	—	373	350
Redemption premium on Series B preferred stock	—	100	—
Dividends on Series C preferred stock	—	17	—
Net income available to common shareholders	$7,804	$6,038	$5,351

Weighted average common shares outstanding	4,229,284	4,106,548	3,495,705
Basic earnings per common share	$1.85	$1.47	$1.53

Mid Penn had no dilutive instruments outstanding during the periods ended December 31, 2016, 2015, and 2014.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(4)	Mergers and Acquisitions

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

Included in the purchase price was goodwill and a core deposit intangible of $2,902,000 and $578,000, respectively.  The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis.  The goodwill is not taxable and will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense projected for the next five years beginning in 2017 is estimated to be $86,000, $75,000, $65,000, $54,000, and $44,000 per year, respectively, and $70,000 in total for years after 2021.

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

The following table presents unaudited pro forma information as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2014.  Supplemental pro forma earnings for 2015 were adjusted to exclude $762,000 of merger related costs incurred for the year ended December 31, 2015; the results for the year ended December 31, 2014 were adjusted to include these charges.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.  The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

	(Unaudited)
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

(5)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive (Loss) Income
Balance - December 31, 2016	$(2,919)	$66	$(2,853)
Balance - December 31, 2015	$1,565	$247	$1,812

(6)	Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia.  There was no required reserve balance at December 31, 2016 and December 31, 2015 because the Bank had sufficient vault cash available.

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

In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intent and ability to hold the securities until recovery of unrealized losses.  Mid Penn had no other-than-temporary impaired debt or equity securities in 2016, 2015, and 2014.

At December 31, 2016 and 2015, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$48,520	$34	$1,542	$47,012
Mortgage-backed U.S. government agencies	26,181	17	579	25,619
State and political subdivision obligations	61,079	91	2,332	58,838
Corporate debt securities	1,000	—	—	1,000
Equity securities	1,268	—	112	1,156
	$138,048	$142	$4,565	$133,625

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$26,316	$729	$55	$26,990
Mortgage-backed U.S. government agencies	38,983	49	228	38,804
State and political subdivision obligations	64,780	1,914	77	66,617
Corporate debt securities	2,000	80	10	2,070
Equity securities	1,271	2	33	1,240
	$133,350	$2,774	$403	$135,721

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $131,469,000 at December 31, 2016, and $130,298,000 at December 31, 2015, were pledged primarily to secure public deposits.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2016	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	23	$43,698	$1,542	0	$—	$—	23	$43,698	$1,542
Mortgage-backed U.S. government agencies	18	24,321	579	0	—	—	18	24,321	579
State and political subdivision obligations	108	50,582	2,332	0	—	—	108	50,582	2,332
Equity securities	0	—	—	2	1,056	112	2	1,056	112
Total temporarily impaired available for sale securities	149	$118,601	$4,453	2	$1,056	$112	151	$119,657	$4,565

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2015	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	6	$6,259	$43	2	$1,383	$12	8	$7,642	$55
Mortgage-backed U.S. government agencies	13	12,759	124	11	6,282	104	24	19,041	228
State and political subdivision obligations	9	4,041	32	3	1,631	45	12	5,672	77
Corporate debt securities	1	990	10	0	—	—	1	990	10
Equity securities	0	—	—	2	615	33	2	615	33
Total temporarily impaired available for sale securities	29	$24,049	$209	18	$9,911	$194	47	$33,960	$403

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

At December 31, 2016, Mid Penn had 149 debt securities and 2 equity securities with unrealized losses totaling $4,565,000 that depreciated 3.82% from their collective amortized cost basis.  At December 31, 2016, the majority of the unrealized losses on securities in an unrealized loss position were attributed to state and political subdivision obligations and U.S. Treasury and government agencies.  At December 31, 2015, Mid Penn had 45 debt securities and 2 equity securities with unrealized losses totaling $403,000 that depreciated 1.19% from their amortized cost basis.  At December 31, 2015, the majority of the unrealized losses on securities in an unrealized loss position were attributed to mortgage-backed U.S. government agencies.  Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

During 2016, Mid Penn realized gross gains on the sales of securities available for sale of $1,927,000 on 102 debt securities.  Mid Penn also realized $881,000 in gross losses on the sales of 56 debt securities available for sale during 2016.  Mid Penn realized gross gains of $325,000 and $168,000 on sales of securities available for sale during 2015 and 2014, respectively, while no gross losses were realized in 2015 and 2014.

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2016.

(Dollars in thousands)	December 31, 2016
	Amortized	Fair
	Cost	Value
Due in 1 year or less	$1,293	$1,305
Due after 1 year but within 5 years	19,656	19,471
Due after 5 years but within 10 years	66,084	63,895
Due after 10 years	23,566	22,179
	110,599	106,850
Mortgage-backed securities	26,181	25,619
Equity securities	1,268	1,156
	$138,048	$133,625

(8)	Loans and Allowance for Loan and Lease Losses

The classes of the loan portfolio, summarized by the aggregate pass rating, net of deferred fees and costs of $196,000 and $178,000 as of December 31, 2016 and 2015, respectively, and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2016  and 2015, are noted below:

(Dollars in thousands)

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$170,780	$937	$801	$—	$172,518
Commercial real estate	437,592	1,683	7,249	—	446,524
Commercial real estate - construction	52,888	202	1,286	—	54,376
Lease financing	425	—	—	—	425
Residential mortgage	97,994	107	1,356	—	99,457
Home equity	37,242	142	224	—	37,608
Consumer	3,016	—		—	3,016
	$799,937	$3,071	$10,916	$—	$813,924

(Dollars in thousands)

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$158,302	$1,289	$670	$—	$160,261
Commercial real estate	359,859	2,088	7,517	—	369,464
Commercial real estate - construction	65,665	2,403	—	—	68,068
Lease financing	727	—	—	—	727
Residential mortgage	101,507	475	1,361	—	100,665
Home equity	32,928	261	222	—	33,411
Consumer	3,917	—	—	—	3,917
	$722,905	$6,516	$9,770	$—	$736,513

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Impaired loans by loan portfolio class as of December 31, 2016 and 2015 are summarized as follows:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$4	$9	$—	$14	$49	$—
Commercial real estate:
Commercial real estate	726	1,792	—	1,023	2,020	—
Acquired with credit deterioration*	842	842	—	931	931	—
Commercial real estate - construction:
Commercial real estate - construction	618	618	—	—	—	—
Residential mortgage:
Residential mortgage	848	882	—	1,329	1,434	—
Acquired with credit deterioration*	389	389	—	400	400	—
Home equity:
Home equity	111	129	—	115	137	—

With an allowance recorded:
Commercial and industrial	$56	$62	$6	$113	$128	$51
Commercial real estate	2,520	2,646	711	1,947	1,981	429
Commercial real estate - construction	242	242	72	—	—	—
Residential mortgage	68	68	68	32	32	23
Home equity	29	49	1	—	—	—

Total:
Commercial and industrial	$60	$71	$6	$127	$177	$51
Commercial real estate	4,088	5,280	711	3,901	4,001	429
Commercial real estate - construction	860	860	72	—	—	—
Residential mortgage	1,305	1,339	68	1,761	1,466	23
Home equity	140	178	1	115	137	—

*	Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2016, 2015, and 2014 are summarized as follows:

	December 31, 2016		December 31, 2015		December 31, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial:
Commercial and industrial	$9	$—	$19	$—	$72	$—
Acquired with credit deterioration	—	—	—	205	—	—
Commercial real estate:
Commercial real estate	820	—	1,051	14	1,966	346
Acquired with credit deterioration	810	164	926	350	—	—
Commercial real estate - construction:
Commercial real estate - construction	124	—	—	—	—	—
Residential mortgage:
Residential mortgage	821	21	816	8	541	—
Acquired with credit deterioration	378	4	400	—	—	—
Home equity:
Home equity	75	—	107	—	29	—
Acquired with credit deterioration	—	—	—	3	—	—

With an allowance recorded:
Commercial and industrial	$59	$—	$123	$—	$93	$—
Commercial real estate	2,177	—	1,721	—	6,823	—
Commercial real estate - construction	48	—	—	—	—	—
Residential mortgage	14	—	25	—	—	—
Home equity	32	—	—	—	76	—

Total:
Commercial and industrial	$68	$—	$142	$205	$165	$—
Commercial real estate	3,807	164	3,698	364	8,789	346
Commercial real estate - construction	172	—	—	—	—	—
Residential mortgage	1,213	25	1,241	8	541	—
Home equity	107	—	107	3	105	—

Nonaccrual loans by loan portfolio class as of December 31, 2016 and 2015 are summarized as follows:

(Dollars in thousands)
	2016	2015
Commercial and industrial	$4	$66
Commercial real estate	2,939	2,607
Commercial real estate - construction	860	—
Residential mortgage	715	1,630
Home equity	140	115
	$4,658	$4,418

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $666,000, $778,000, and $798,000, in the years ended December 31, 2016, 2015, and 2014, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2016 and 2015 are summarized as follows:

(Dollars in thousands)
December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$164	$12	$4	$180	$172,338	$172,518	$—
Commercial real estate:
Commercial real estate	475	—	1,004	1,479	444,203	445,682	—
Acquired with credit deterioration	—	—	59	59	783	842	59
Commercial real estate - construction:
Commercial real estate - construction	—	404	84	488	53,888	54,376	—
Lease financing:
Lease financing	—	—	—	—	425	425	—
Residential mortgage:
Residential mortgage	548	124	237	909	98,159	99,068	—
Acquired with credit deterioration	—	—	238	238	151	389	—
Home equity:
Home equity	33	13	125	171	37,437	37,608	—
Consumer:
Consumer	—	—	—	—	3,016	3,016	—
Total	$1,220	$553	$1,751	$3,524	$810,400	$813,924	$59

(Dollars in thousands)
December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$55	$204	$66	$325	$159,936	$160,261	$—
Commercial real estate:
Commercial real estate	211	608	1,456	2,275	366,258	368,533	—
Acquired with credit deterioration	215	518	55	788	143	931	55
Commercial real estate - construction:
Commercial real estate - construction	—	—	—	—	68,068	68,068	—
Lease financing:
Lease financing	—	—	—	—	727	727	—
Residential mortgage:
Residential mortgage	694	550	778	2,022	98,243	100,265	—
Acquired with credit deterioration	12	—	222	234	166	400	—
Home equity:
Home equity	—	50	23	73	33,338	33,411	—
Consumer:
Consumer	10	5	—	15	3,902	3,917	—
Total	$1,197	$1,935	$2,600	$5,732	$730,781	$736,513	$55

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Activity in the allowance for loan and lease losses for the years ended December 31, 2016, 2015, and 2014, and the recorded investment in loans receivable as of December 31, 2016, 2015, and 2014 are as follows:

(Dollars in thousands)
December 31, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	(820)	(216)	—	—	(4)	(25)	(42)	—	(1,107)
Recoveries	4	211	—	—	26	—	11	—	252
Provisions	1,003	776	(9)	—	(15)	87	22	6	1,870
Ending balance	1,580	4,323	144	1	541	379	3	212	7,183
Ending balance: individually evaluated for impairment	6	711	72	—	68	1	—	—	858
Ending balance: collectively evaluated for impairment	$1,574	$3,612	$72	$1	$473	$378	$3	$212	$6,325

Loans receivable:
Ending balance	$172,518	$446,524	$54,376	$425	$99,457	$37,608	$3,016	$—	$813,924
Ending balance: individually evaluated for impairment	60	3,246	860	—	916	140	—	—	5,222
Ending balance: acquired with credit deterioration	—	842	—	—	389	—	—	—	1,231
Ending balance: collectively evaluated for impairment	$172,458	$442,436	$53,516	$425	$98,152	$37,468	$3,016	$—	$807,471

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(Dollars in thousands)
December 31, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	(130)	(1,569)	—	—	(35)	(36)	(14)	—	(1,784)
Recoveries	12	75	—	—	44	29	11	—	171
Provisions	118	1,121	120	(1)	75	(329)	(20)	(19)	1,065
Ending balance	1,393	3,552	153	1	534	317	12	206	6,168
Ending balance: individually evaluated for impairment	51	429	—	—	23	—	—	—	503
Ending balance: collectively evaluated for impairment	$1,342	$3,123	$153	$1	$511	$317	$12	$206	$5,665

Loans receivable:
Ending balance	$160,261	$369,464	$68,068	$727	$100,665	$33,411	$3,917	$—	$736,513
Ending balance: individually evaluated for impairment	127	2,970	—	—	1,361	115	—	—	4,573
Ending balance: acquired with credit deterioration	—	931	—	—	400	—	—	—	1,331
Ending balance: collectively evaluated for impairment	$160,134	$365,563	$68,068	$727	$98,904	33,296	$3,917	$—	$730,609

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(Dollars in thousands)
December 31, 2014	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$1,187	$4,006	$9	$—	$581	$441	$72	$21	$6,317
Charge-offs	(62)	(1,057)	—	—	(133)	(43)	(33)	—	(1,328)
Recoveries	13	13	—	—	20	1	63	—	110
Provisions	255	963	24	2	(18)	254	(67)	204	1,617
Ending balance	1,393	3,925	33	2	450	653	35	225	6,716
Ending balance: individually evaluated for impairment	137	1,382	—	—	—	115	—	—	1,634
Ending balance: collectively evaluated for impairment	$1,256	$2,543	$33	$2	$450	$538	$35	$225	$5,082

Loans receivable:
Ending balance	$119,010	$297,357	$56,076	$1,121	$66,442	$28,506	$3,021	$—	$571,533
Ending balance: individually evaluated for impairment	618	8,925	—	—	1,146	240	—	—	10,929
Ending balance: collectively evaluated for impairment	$118,392	$288,432	$56,076	$1,121	$65,296	$28,266	$3,021	$—	$560,604

The recorded investments in troubled debt restructured loans at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2016	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$5
Commercial real estate	4,569	4,031	2,871
Residential mortgage	759	757	639
	$5,368	$4,823	$3,515

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2015	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$15
Commercial real estate	3,634	3,117	2,235
Residential mortgage	733	727	555
	$4,407	$3,879	$2,805

At December 31, 2016, Mid Penn’s troubled debt restructured loans totaled $3,515,000, including five loans totaling $877,000 represented accruing impaired loans in compliance with the terms of the modification.  Of the $877,000, four are accruing impaired residential mortgages to unrelated borrowers totaling $571,000 and the other one is an accruing impaired commercial real estate loan for $306,000.  The remaining $2,638,000 of troubled debt restructured loans represent ten loans among four relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

loans.  Two large relationships account for $2,170,000 of the $2,638,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of December 31, 2016, there were no charge-offs associated with troubled debt restructured loans while under a forbearance agreement. As of December 31, 2016, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2016.  One forbearance agreement was negotiated during 2008, eight forbearance agreements were negotiated during 2009, two were negotiated during 2013, one was negotiated during 2014, and three were negotiated during 2016.

At December 31, 2015, Mid Penn’s troubled debt restructured loans totaled $2,805,000 of which four loans totaling $459,000 represented accruing impaired loans in compliance with the terms of the modification.  Of the $459,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $64,000 and the other one is an accruing impaired commercial real estate loan for $395,000.  The remaining $2,346,000, representing nine loans among four relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $1,370,000 of the $2,346,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of December 31, 2015, there were no charge-offs associated with troubled debt restructured loans while under a forbearance agreement.  As of December 31, 2015, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2015.  One forbearance agreement was negotiated during 2008, nine forbearance agreements were negotiated during 2009, two were negotiated during 2013, and one was negotiated during 2014.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

There were three loans modified in 2016 and no loans modified in 2015 that resulted in troubled debt restructurings.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2016.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2016	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	2	$934	$914	$914
Residential mortgage	1	68	68	68
	3	$1,002	$982	$982

The following table provides activity for the accretable yield of purchased impaired loans for the year ended December 31, 2016.

(Dollars in thousands)

Accretable yield, January 1, 2016	$178
Accretable yield amortized to interest income	(141)
Reclassification from nonaccretable difference (a)	30
Accretable yield, December 31, 2016	$67

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  The aggregate amount of these loans was $17,594,000 and $10,657,000 at December 31, 2016 and 2015, respectively.   During 2016, $14,479,000 of new loans and advances were extended and repayments totaled $7,542,000.  None of these loans were past due, in nonaccrual status, or restructured at December 31, 2016.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(9)	Bank Premises and Equipment

At December 31, 2016 and 2015, bank premises and equipment are as follows:

(Dollars in thousands)
	2016	2015
Land	$2,315	$2,906
Buildings	9,517	10,789
Furniture, fixtures, and equipment	8,184	8,742
Leasehold improvements	1,432	1,212
Construction in progress	89	18
Total cost	21,537	23,667
Less accumulated depreciation	(10,463)	(9,674)
Net book value of bank premises and equipment	11,074	13,993
Assets held for sale	1,894	—
Total bank premises and equipment	$12,968	$13,993

Depreciation expense was $1,658,000 in 2016, $1,485,000 in 2015, and $1,235,000 in 2014.

As of December 31, 2016, assets held-for-sale consisted of three full service retail banking properties.  These properties were transferred from land and buildings to assets held for sale due to Mid Penn’s intent to sell them during January 2017.  An impairment charge of $142,000 was recorded on one of the properties at December 31, 2016 and included in other expenses on the Consolidated Statements of Income.

On January 20, 2017, Mid Penn consummated the sale of the three properties for an aggregate sale price of $2,240,000, which exceeded Mid Penn’s combined carrying value by approximately $346,000.  Two of the properties are being leased back by Mid Penn for a period of at least 15 years, and the respective gains on the sales of those properties will be recognized over the life of the leases.

Operating Leases:

As of December 31, 2016, Mid Penn was obligated to utilize certain premises under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2035.  Many of these leases contain renewal options and certain leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in consumer or other price indices.  Four of Mid Penn’s operating leases are with related parties.  The rental expense paid to related parties was $348,000 in 2016, $279,000 in 2015, and $54,000 in 2014.  The future minimum payments to related parties are $346,000 (2017), $302,000 (2018), $304,000 (2019), $305,000 (2020), $213,000 (2021), and $2,118,000 thereafter.

In 2016, Mid Penn entered into two subleasing agreements with escalation clauses to two unrelated parties.  The first sublease agreement began on April 1, 2016, while the second sublease began on July 1, 2016.  Both subleases end on March 31, 2021.

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating leases as of December 31, 2016, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

(Dollars in thousands)
	Lease Obligation	Sublease Rental Income	Net Rental Expense
2017	$1,121	$74	$1,047
2018	1,115	79	1,036
2019	1,116	81	1,035
2020	793	81	712
2021	582	20	562
thereafter	5,666	—	5,666
	$10,393	$335	$10,058

Rental expense in connection with leases was $716,000 in 2016, $627,000 in 2015, and $151,000 in 2014.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(10)	Deposits

At December 31, 2016 and 2015, time deposits amounted to $182,595,000 and $160,849,000, respectively.  Interest expense on certificates of deposit amounted to $2,156,000, $1,920,000, and $1,971,000 for the years ended December 31, 2016, 2015 and 2014, respectively.  The aggregate amount of demand deposit overdrafts that were reclassified as loans were $285,000 at December 31, 2016, compared to $567,000 as of December 31, 2015.

Time deposits at December 31, 2016, mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $250,000	$250,000 or more
Maturing in 2017	$64,993	$16,760
Maturing in 2018	35,238	5,360
Maturing in 2019	20,094	3,209
Maturing in 2020	20,997	950
Maturing in 2021	13,953	303
Maturing thereafter	738	—
	$156,013	$26,582

Brokered deposits included in the time deposit totals equaled $13,567,000, at December 31, 2016 and $11,168,000 at December 31, 2015.  Deposits and other funds from related parties held by Mid Penn at December 31, 2016 and 2015 amounted to $19,279,000 and $17,163,000, respectively.

(11)	Short-term Borrowings

Short-term borrowings generally have original terms of less than a week.  Mid Penn’s short-term borrowings consist of federal funds purchased.  There were no short-term borrowings at December 31, 2016, and $31,596,000 with a rate of 0.40% at December 31, 2015.  The Bank also has short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $404,204,000 at December 31, 2016, upon satisfaction of any stock purchase requirements of the FHLB.  The Bank also has unused overnight lines of credit with correspondent banks amounting to $15,000,000 at December 31, 2016.

(12)	Long-term Debt

The Bank is a member of the FHLB and through its membership, the Bank can access a number of credit products, which are utilized to provide liquidity.  As of December 31, 2016 and 2015, the Bank had long-term debt outstanding in the amount of $13,581,000 and $40,305,000, respectively, consisting of:

(Dollars in thousands)	At December 31,
	2016	2015
Loans maturing in 2016 with rates ranging from 0.54% to 1.08%	$—	$26,521
Loans maturing in 2017 at a rate of 3.03%	1,016	1,016
Loan maturing in 2019 at a rate of 1.87%	10,000	10,000
Loan maturing in 2026 at a rate of 4.80%	2,504	2,703
Loan maturing in 2027 at a rate of 6.71%	61	65
	$13,581	$40,305

The aggregate principal amounts due on long-term debt subsequent to December 31, 2016 are $1,229,000 (2017), $223,000 (2018), $10,235,000 (2019), $246,000 (2020), $258,000 (2021), and $1,390,000 thereafter.

(13)	Subordinated Debt

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of its Notes due 2025.  The Notes are treated as Tier 2 capital for regulatory capital purposes.

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.0%.  Interest will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and began on January 1,

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or Mid Penn Bank, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership or similar event.  As of December 31, 2016, related parties held $1,930,000 of the Notes.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the years ended December 31, 2016 or 2015. The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$47,012	$1,864	$45,148	$—
Mortgage-backed U.S. government agencies	25,619	—	25,619	—
State and political subdivision obligations	58,838	—	58,838	—
Corporate debt securities	1,000	—	1,000	—
Equity securities	1,156	1,056	100	—
	$133,625	$2,920	$130,705	$—

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$26,990	$1,861	$25,129	$—
Mortgage-backed U.S. government agencies	38,804	—	38,804	—
State and political subdivision obligations	66,617	—	66,617	—
Corporate debt securities	2,070	—	2,070	—
Equity securities	1,240	1,240	—	—
	$135,721	$3,101	$132,620	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,404	$—	$—	$2,404
Foreclosed Assets Held for Sale	135	—	—	135
Mortgage Servicing Rights	144	—	—	144

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

		Fair value measurements at December 31, 2015 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,088	$—	$—	$2,088
Foreclosed Assets Held for Sale	453	—	—	453
Mortgage Servicing Rights	174	—	—	174

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,404	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 70%	30%
Foreclosed Assets Held for Sale	135	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	26% - 31%	27%
Mortgage Servicing Rights	144	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	365%

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2015	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,088	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 60%	30%
Foreclosed Assets Held for Sale	453	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 27%	26%
Mortgage Servicing Rights	174	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	360%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

Long-term Borrowings and Subordinated Debt:

The estimated fair values of long-term borrowings and subordinated debt were determined using discounted cash flow analysis, based on currently available borrowing rates for similar types of borrowing arrangements.

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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2016 and 2015.

(Dollars in thousands)	December 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$45,973	$45,973	$13,284	$13,284
Interest-bearing time balances with other financial institutions	—	—	4,317	4,317
Available for sale investment securities	133,625	133,625	135,721	135,721
Net loans and leases	806,741	824,293	730,345	738,773
Restricted investment in bank stocks	2,443	2,443	4,266	4,266
Accrued interest receivable	3,928	3,928	3,813	3,813
Mortgage servicing rights	144	144	174	174

Financial liabilities:
Deposits	$935,373	$935,075	$777,043	$777,320
Short-term borrowings	—	—	31,596	31,596
Long-term debt	13,581	13,614	40,305	39,626
Subordinated debt	7,414	7,534	7,500	7,500
Accrued interest payable	515	515	390	390

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2016 and 2015.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, short-term borrowings, and subordinated debt.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  The following tables exclude financial instruments for which the placement in the fair value hierarchy has been disclosed elsewhere or for which the carrying amount approximates fair value.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2016	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$806,741	$824,293	$—	$—	$824,293

Financial instruments - liabilities
Deposits	$935,373	$935,075	$—	$935,075	$—
Long-term debt	13,581	13,614	—	13,614	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2015	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$730,345	$738,773	$—	$—	$738,773

Financial instruments - liabilities
Deposits	$777,043	$777,320	$—	$777,320	$—
Long-term debt	40,305	39,626	—	39,626	—

(15)	Postretirement Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit Plan for directors.  The Plan provides defined benefits based on years of service.

Mid Penn also has other postretirement benefit Plans covering certain full-time employees.  These health care and life insurance Plans are noncontributory.

The significant aspects of each Plan are as follows:

(a)	Health Insurance

For full-time employees who retire at age 55 or later, after completion of at least 20 years of service, Mid Penn will reimburse up to $5,000 in premiums for major medical insurance for a period ending on the earlier of the date the participant obtains other employment where major medical coverage is available or the date of the participant's death; however, in all cases payment of medical premiums by Mid Penn will not exceed five years.  If the retiree becomes eligible for Medicare within the five-year period beginning on his/her retirement date, the Bank will reimburse up to $5,000 in premiums for Medicare Advantage or a similar supplemental coverage.  After the five-year period has expired, all Mid Penn paid benefits cease; however, the retiree may continue coverage through the Bank at his/her own expense.  This Plan was amended in 2008 to encompass only those employees that had achieved ten years of full-time continuous service to Mid Penn as of January 1, 2008.  Employees hired after that date and those that had not achieved the service requirements are not eligible for the Plan.

(b)	Life Insurance

For full-time employees who retire at age 55 or later, after completion of at least 20 years of service, Mid Penn will provide term life insurance.  The amount of coverage prior to age 65 will be three times the participant's annual salary at retirement or $50,000, whichever is less.  After age 65, the life insurance coverage amount will decrease by 10% per year, subject to a minimum amount of $5,000.

(c)	Directors’ Retirement Plan

Mid Penn has an unfunded defined benefit retirement Plan for directors with benefits based on years of service.  The adoption of this Plan generated unrecognized prior service cost of $274,000, which is being amortized over the expected future years of service of active directors.  The unamortized balance at December 31, 2016, was $43,000.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Health and Life

The following tables provide a reconciliation of the changes in the Plan’s health and life insurance benefit obligations and fair value of Plan assets for the years ended December 31, 2016 and 2015, and a statement of the funded status at December 31, 2016 and 2015.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2016	2015
Benefit obligations, January 1	$572	$861
Service cost	4	13
Interest cost	23	32
Change in experience	2	(24)
Change in assumptions	13	(4)
Change due to plan amendment	—	(244)
Benefit payments	(74)	(62)
Benefit obligations, December 31	$540	$572

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	74	62
Benefit payments	(74)	(62)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(540)	$(572)

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

The amount recognized in the consolidated balance sheet at December 31, 2016 and 2015, is as follows:

(Dollars in thousands)
	2016	2015
Accrued benefit liability	$540	$572

The amounts recognized in accumulated other comprehensive (loss) income consist of:

(Dollars in thousands)	December 31,
	2016	2015
Net gain, pretax	$(31)	$(47)
Net prior service cost, pretax	(209)	(244)

The accumulated benefit obligation for health and life insurance plans was $540,000 and $572,000 at December 31, 2016 and 2015, respectively.

There will be $34,898 in estimated prior service costs amortized from accumulated other comprehensive income into net periodic benefit cost during 2017.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The components of net periodic postretirement (income) benefit cost for 2016, 2015 and 2014 are as follows:

(Dollars in thousands)
	2016	2015	2014
Service cost	$4	$13	$13
Interest cost	23	32	38
Amortization of prior service cost	(35)	—	(1)
Net periodic postretirement (income) benefit cost	$(8)	$45	$50

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2016 and 2015 are as follows:

Weighted-average assumptions:	2016	2015
Discount rate	4.00%	4.25%
Rate of compensation increase	3.00%	3.25%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

Weighted-average assumptions:	2016	2015	2014
Discount rate	4.25%	4.00%	4.75%
Rate of compensation increase	3.25%	3.00%	3.75%

Assumed health care cost trend rates at December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Health care cost trend rate assumed for next year	6.00%	5.50%	6.50%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2018	2016	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care Plans.  At December 31, 2016, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	3	3

Mid Penn expects to contribute $73,000 to its life and health benefit Plans in 2017.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2017 to 12/31/2017	$73
1/1/2018 to 12/31/2018	64
1/1/2019 to 12/31/2019	61
1/1/2020 to 12/31/2020	56
1/1/2021 to 12/31/2021	30
1/1/2022 to 12/31/2026	156

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit Plan’s benefit obligations and fair value of Plan assets for the years ended December 31, 2016 and 2015 and a statement of the status at December 31, 2016 and 2015.  This Plan is unfunded.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2016	2015
Benefit obligations, January 1	$1,150	$1,186
Service cost	34	33
Interest cost	46	45
Actuarial gain	(13)	(8)
Change in assumptions	(4)	(16)
Benefit payments	(91)	(90)
Benefit obligations, December 31	$1,122	$1,150

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	91	90
Benefit payments	(91)	(90)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(1,122)	$(1,150)

Amounts recognized in the consolidated balance sheet at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)
	2016	2015
Accrued benefit liability	$1,122	$1,150

Amounts recognized in accumulated other comprehensive income (loss) consist of:

(Dollars in thousands)	December 31,
	2016	2015
Net prior service cost, pretax	$43	$64
Net loss, pretax	60	77

The accumulated benefit obligation for the retirement Plan was $1,122,000 at December 31, 2016 and $1,150,000 at December 31, 2015.

The estimated prior service costs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 is $21,525.

The components of net periodic retirement cost for 2016, 2015 and 2014 are as follows:

(Dollars in thousands)
	2016	2015	2014
Service cost	$34	$33	$33
Interest cost	46	45	51
Amortization of prior-service cost	22	22	22
Net periodic retirement cost	$102	$100	$106

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2016 and 2015 are as follows:

Weighted-average assumptions:	2016	2015
Discount rate	4.00%	4.25%
Change in consumer price index	2.00%	2.25%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2016, 2015 and 2014 are as follows:

Weighted-average assumptions:	2016	2015	2014
Discount rate	4.25%	4.00%	4.75%
Change in consumer price index	2.25%	2.25%	2.75%

Mid Penn expects to contribute $94,000 to its retirement Plan in 2017.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2017 to 12/31/2017	$94
1/1/2018 to 12/31/2018	96
1/1/2019 to 12/31/2019	96
1/1/2020 to 12/31/2020	98
1/1/2021 to 12/31/2021	108
1/1/2022 to 12/31/2026	464

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,834,000 and $3,764,000 at December 31, 2016 and 2015, respectively.

(16)	Other Benefit Plans
(a)	401(k) Plan

The Bank has a 401(k) plan that covers substantially all full-time employees.  The Plan allows employees to contribute a portion of their salaries and wages to the Plan.  The Plan provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the Plan was $362,000, $321,000, and $216,000 for the years ending December 31, 2016, 2015, and 2014, respectively.

(b)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees.  The Bank did not contribute to the Plan in 2016, 2015, or 2014.

(c)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows executive officers to defer compensation for a specified period in order to provide future retirement income.  The only participant in the Plan is a former executive officer.  The Bank accrued a liability for the Plan of approximately $143,000 at December 31, 2016 and $160,000 at December 31, 2015.  The expense related to the Plan was $6,000 in 2016, $9,000 in 2015, and $6,000 in 2014.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of fees for a specified period in order to provide future retirement income.  At December 31, 2016 and 2015, the Bank accrued a liability of approximately $606,000 and $523,000, respectively, for this Plan.  The expense related to the Plan was $21,000 in 2016,  $17,000 in 2015, and $16,000 in 2014.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(d)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2016 and 2015, the Bank accrued a liability of approximately $254,000 and $237,000, respectively, for the Agreement.  The expense related to the Agreement was $17,000 for 2016, $16,000 for 2015, and $15,000 for 2014.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which supports the funding of the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,284,000 and $1,253,000 at December 31, 2016 and 2015, respectively.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2016 and 2015, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,801,000 and $1,806,000, respectively.  Mid Penn also acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender value of $3,838,000 at December 31, 2016 and $3,749,000 at December 31, 2015.

(f)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The Plan allows employees to use a portion of their salaries and wages to purchase common shares of Mid Penn stock at the market value of shares at the end of each calendar quarter.

	2016	2015	2014
ESPP shares purchased	4,465	4,162	3,432
Average purchase price per share	$18.520	$15.865	$15.318

(17)	Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2016 and 2015.

(Dollars in thousands)	2016	2015
Deferred tax assets:
Allowance for loan and lease losses	$2,442	$2,097
Loan fees	82	79
Deferred compensation	906	313
Benefit plans	955	586
Unrealized loss on securities	1,504	—
Nonaccrual interest	—	554
Business combination adjustments	720	1,166
Other	177	170
	6,786	4,965

Deferred tax liabilities:
Depreciation	(1,175)	(1,074)
Bond accretion	(117)	(111)
Goodwill and intangibles	(500)	(472)
Unrealized gain on securities	—	(806)
Prepaid expenses	(312)	(240)
Business combination adjustments	(367)	(428)
Other	(29)	(13)
	(2,500)	(3,144)
Deferred tax asset, net	$4,286	$1,821

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

The provision for income taxes consists of the following:

(Dollars in thousands)	2016	2015	2014
Current expense	$2,613	$647	$1,574
Deferred (benefit) expense	(336)	997	(112)
Total provision for income taxes	$2,277	$1,644	$1,462

A reconciliation of income tax at the statutory rate of 34% to Mid Penn's effective rate is as follows:

(Dollars in thousands)	2016	2015	2014
Provision at the expected statutory rate	$3,428	$2,779	$2,435
Effect of tax-exempt income	(1,089)	(1,105)	(1,086)
Effect of investment in life insurance	(90)	(91)	(68)
Nondeductible interest	41	37	42
Nondeductible merger and acquisition expense	—	34	163
Other items	(13)	(10)	(24)
Provision for income taxes	$2,277	$1,644	$1,462

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2016, 2015, or 2014.  There were no amounts accrued for interest and penalties at December 31, 2016 or 2015.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania.  With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2013.

(18)	Regulatory Matters

Mid Penn Bancorp, Inc., is a bank holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 Capital to average assets and of Total Capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2016 and December 31, 2015, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The new minimum capital level requirements applicable to Mid Penn include: (i) a new common equity Tier I capital ratio of 4.5%; (ii) a Tier I capital ratio of 6.0% (increased from 4.0%); (iii) a Total Capital ratio of 8.0% (unchanged from current rules); and (iv) a Tier I leverage ratio of 4.0% for all institutions.  The amended rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier I capital ratio of 7.0%; (ii) a Tier I capital ratio of 8.5%; and (iii) a Total Capital ratio of 10.5%.  The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.  An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances.  The amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  At December 31, 2016, $5,311,000 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2016, and December 31, 2015, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2016
Tier 1 Capital (to Average Assets)	$70,431	6.8%	$41,595	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	34,807	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	46,409	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	85,148	11.0%	61,879	8.0%	N/A	N/A

Bank
As of December 31, 2016
Tier 1 Capital (to Average Assets)	$77,026	7.4%	$41,568	4.0%	$51,960	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	34,781	4.5%	50,239	6.5%
Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	46,374	6.0%	61,832	8.0%
Total Capital (to Risk Weighted Assets)	84,329	10.9%	61,832	8.0%	77,291	10.0%

Corporation
As of December 31, 2015
Tier 1 Capital (to Average Assets)	$64,089	7.3%	$35,098	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	31,731	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	64,089	9.1%	42,308	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	77,852	11.0%	56,410	8.0%	N/A	N/A

Bank
As of December 31, 2015
Tier 1 Capital (to Average Assets)	$70,351	7.8%	$36,245	4.0%	$45,306	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	31,698	4.5%	45,786	6.5%
Tier 1 Capital (to Risk Weighted Assets)	70,351	10.0%	42,264	6.0%	56,352	8.0%
Total Capital (to Risk Weighted Assets)	76,614	10.9%	56,352	8.0%	70,440	10.0%

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2016 and 2015 for guarantees under letters of credit issued is not material.

As of December 31, 2016, commitments to extend credit amounted to $201,749,000 and standby letters of credit amounted to $14,000,000.  As of December 31, 2015, commitments to extend credit amounted to $157,338,000 and standby letters of credit amounted to $15,805,000.

Additionally, Mid Penn has sold loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program).  Under the terms of the Program, there is limited recourse back to Mid Penn for loans that do not perform in accordance with the terms of the loan agreement.  Each loan that is sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB.  The Program can be terminated by either the FHLB or Mid Penn, without cause, by giving notice to the other party.  The FHLB has no obligation to commit to purchase any mortgage through, or from, Mid Penn.  The total balance of loans sold under the Program was $9,206,000 and $5,958,000 for the years ended December 31, 2016 and 2015.

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

As of December 31, 2016, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in Central Pennsylvania, specifically within the Bank's trading area made up of Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties.

The Bank's highest concentrations of credit within the loan portfolio is in commercial real estate financing (48.8%) as of December 31, 2016.

(20)	Contingencies

Litigation:

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(21)	Common Stock

Dividend Reinvestment Plan

Under Mid Penn’s amended and restated dividend reinvestment plan (“DRIP”), 330,750 of Mid Penn’s authorized but unissued common stock are reserved for issuance.  The DRIP also allows for voluntary cash payments within specified limits, for the purchase of additional shares.

Restricted Stock Plan

On June 25, 2014, the 2014 Restricted Stock Plan was registered under which awards shall not exceed, in the aggregate, 100,000 shares of common stock.  The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.  The Plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.  Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of December 31, 2016, 16,045 shares have been granted under the Plan.  Mid Penn granted 7,540 shares in 2016, 5,475 shares in 2015, and 3,500 shares in 2014.  In 2016, 470 of the granted shares were cancelled due to the exit of a plan participant.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statement of income.

(Dollars in thousands)	2016	2015	2014
Compensation expense	$53	$28	$—
Tax benefit	(18)	(10)	—
Net income effect	$35	$18	$—

At December 31, 2016, there was $215,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost is expected to be recognized through July 2020.

The following table presents information regarding the non-vested restricted stock for the year ended December 31, 2016.

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	8,100	$16.13
Vested	(2,115)	16.10
Cancelled	(470)	16.09
Granted	7,540	18.77
Non-vested at December 31, 2016	13,055	17.66

(22)	Preferred Stock

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

(23)	Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$780	$564
Equity investments	545	626
Investment in subsidiaries	77,029	76,334
Other assets	40	14
Total assets	$78,394	$77,538

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$7,414	$7,414
Other liabilities	513	56
Shareholders' equity	70,467	70,068
Total liabilities and shareholders' equity	$78,394	$77,538

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2016	2015	2014
Income
Dividends from subsidiaries	$2,871	$5,662	$2,325
Other income	33	19	—
Total Income	2,904	5,681	2,325
Expense
Other expenses	(606)	(695)	(716)
Total Expense	(606)	(695)	(716)
Income before income tax and equity in undistributed earnings (loss) of subsidiaries	2,298	4,986	1,609
Equity in undistributed earnings of subsidiaries	5,311	1,346	4,012
Income before income tax	7,609	6,332	5,621
Income tax benefit	195	196	80
Net income	7,804	6,528	5,701
Series B preferred stock dividends and redemption premium	—	473	350
Series C preferred stock dividends	—	17	—
Net income available to common shareholders	$7,804	$6,038	$5,351
Comprehensive income	$3,139	$6,827	$8,086

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,804	$6,528	$5,701
Equity in undistributed earnings of subsidiaries	(5,311)	(1,346)	(4,012)
Decrease (increase) in other assets	59	(14)	8
Increase (decrease) in other liabilities	457	(665)	292
Net cash provided by operating activities	3,009	4,503	1,989

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	—	(2,949)	—
Net cash used in investing activities	—	(2,949)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(2,875)	(2,175)	(1,925)
Series B preferred stock redemption premium	—	(100)	—
Series B preferred stock redemption	—	(5,000)	—
Series C preferred stock redemption	—	(1,750)	—
Employee Stock Purchase Plan	82	66	53
Deferred financing fees paid for subordinated debt issuance	—	(85)	—
Subordinated debt issuance	—	7,500	—
Net cash used in financing activities	(2,793)	(1,544)	(1,872)
Net increase in cash and cash equivalents	216	10	117
Cash and cash equivalents, beginning of year	564	554	437
Cash and cash equivalents, end of year	$780	$564	$554

(24)	Recent Accounting Pronouncements

ASU 2017-04:  The Financial Accounting Standards Board (“FASB”) issued ASU 2017-04; Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment

The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.  To simplify the subsequent measurement of goodwill, the Update eliminates Step 2 from the goodwill impairment test.  An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with it carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unity.  Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

The ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  Therefore, the same impairment assessment applies to all reporting units.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.

An entity should apply the amendments in this Update on a prospective basis.  A public business entity should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

Mid Penn elected to early adopt this ASU as it currently complies by comparing its fair value to its carrying value.  The adoption of this ASU did not have a material impact on Mid Penn’s consolidated financial statements.

ASU 2016-15:  The FASB issued ASU 2016-15; Classification of Certain Cash Receipts and Cash Payments

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

•

Cash proceeds received from the settlement of corporate-owned life insurance (“COLI”) and BOLI policies will be classified as cash inflows from investing activities.  Cash payments for premiums on COLI and BOLI may be classified as cash outflows for investing, operating, or a combination of both.

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

Mid Penn is currently evaluating this ASU, particularly related to cash payments for debt prepayment costs and cash proceeds received from the settlement of BOLI policies as these areas might affect Mid Penn in the future.  This ASU, however, is not expected to have a material impact on Mid Penn’s consolidated financial statements because the guidance only affects the classification within the statement of cash flows,

ASU 2016-13:  The FASB issued ASU 2016-13; Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (“CECL”) model).  Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

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

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  Certain incremental disclosures are required.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

Mid Penn is currently evaluating the details of this ASU and the impact the guidance will have on Mid Penn’s consolidated financial statements.  Mid Penn expects that it is possible that the ASU will result in an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities.  The amount of the increase in the allowance for credit losses resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

ASU 2016-09:  The FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.

The ASU introduces targeted amendments intended to simplify the accounting for stock compensation.  Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period.  That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise.  Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.”  The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows.

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

Mid Penn currently provides share-based stock compensation to members of its Senior Management team who have a responsibility for its growth as disclosed in Note 21.  Mid Penn expects the adoption of this ASU to have no material impact on its consolidated financial statements as the current.

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

Mid Penn currently does not have a material volume of equity method or joint venture investments; therefore, this ASU is not expected to have a material impact on its consolidated financial statements.

ASU 2016-02:  The FASB issued ASU 2016-02, Leases.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

The new leases standard applies a right-of-use (“ROU”) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments.  For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability.  At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification.

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

Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and remeasurement of lease payments. It also contains comprehensive implementation guidance with practical examples.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Specific transition requirements apply.

Mid Penn occupies certain offices under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  Mid Penn expects to recognize lease liabilities and ROU assets associated with these lease agreements; however, the extent of the impact on Mid Penn’s consolidated financial statements is currently under evaluation.

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

As of December 31, 2016, Mid Penn held $2,156,000 of equity investments (excluding restricted investments in bank stocks).  Mid Penn does not expect to make significant increases in the volume of its equity investments; therefore, the adoption of this ASU is not expected to be material to Mid Penn’s consolidated financial statements.

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

The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The amendments in this ASU should be applied prospectively to measurement-period adjustments that occur after the effective date of this ASU.

Mid Penn early adopted this guidance in 2015.  The adoption of this guidance was not material to the consolidated financial statements.  See Note 4 “Mergers and Acquisitions” regarding business combinations.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

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

In August 2015, the FASB issued ASU 2015-14, Revenue from contracts with Customers (Topic 606):  Deferral of the Effective Date.  This ASU defers the effective date of ASU 2014-09 for all entities by one year.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606):  Principal versus Agent Considerations (Reporting Revenue Gross versus Net), as an amendment to ASU 2014-09 to improve Topic 606, by reducing:  (i) the potential for diversity in practice arising from inconsistent and application of the principal versus agent guidance, and (ii) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, as an amendment to ASU 2014-09 to improve Topic 606, by reducing:  (i) the potential for diversity in practice at initial applications, and (ii) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.  The amendments in this ASU do not change the core principles of Topic 606.  These amendments affect only the narrow aspects of Topic 606:  (i) Collectability Criterion, (ii) Presentation of Sales Taxes and Other Similar Taxes Collected from Customers, (iii) Noncash Consideration, (iv) Contract Modifications at Transition, and (v) Completed Contracts at Transition.

ASU 2014-09, including transition requirements for all amendments, is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016.

Mid Penn’s implementation efforts include the identification of revenue within the scope of the guidance, particularly in regards to assessing collectability.  Mid Penn’s review is ongoing, and it will continue to evaluate any impact as additional guidance is issued and as its internal assessment progresses.

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

Mid Penn adopted this ASU in March of 2016.  The adoption of this guidance had no material impact on Mid Penn’s consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements

(25)	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2016 and 2015.

(Dollars in thousands, except per share data)	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$9,697	$9,859	$10,125	$10,531
Interest Expense	1,282	1,316	1,367	1,402
Net Interest Income	8,415	8,543	8,758	9,129
Provision for Loan and Lease Losses	340	395	585	550
Net Interest Income After Provision for Loan Losses	8,075	8,148	8,173	8,579
Noninterest Income	1,232	1,398	1,419	1,875
Noninterest Expense	6,982	6,931	7,165	7,740
Income Before Provision for Income Taxes	2,325	2,615	2,427	2,714
Provision for Income Taxes	520	593	526	638
Net Income Available to Common Shareholders	$1,805	$2,022	$1,901	$2,076
Per Share Data:
Basic Earnings Per Common Share	$0.43	$0.48	$0.45	$0.49
Cash Dividends Declared	0.22	0.12	0.12	0.22

(Dollars in thousands, except per share data)	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$8,158	$9,644	$9,339	$9,349
Interest Expense	1,120	1,158	1,150	1,179
Net Interest Income	7,038	8,486	8,189	8,170
Provision for Loan and Lease Losses	300	300	265	200
Net Interest Income After Provision for Loan Losses	6,738	8,186	7,924	7,970
Noninterest Income	949	1,093	1,085	960
Noninterest Expense	6,640	6,642	6,569	6,882
Income Before Provision for Income Taxes	1,047	2,637	2,440	2,048
Provision for Income Taxes	84	593	546	421
Net Income	963	2,044	1,894	1,627
Series B Preferred Stock Dividends and Redemption Premium	87	88	88	210
Series C Preferred Stock Dividends	—	4	4	9
Net Income Available to Common Shareholders	$876	$1,952	$1,802	$1,408
Per Share Data:
Basic Earnings Per Common Share	$0.23	$0.46	$0.43	$0.35
Cash Dividends Declared	0.10	0.10	0.12	0.12

MID PENN BANCORP, INC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2016.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2016, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

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

In order to ensure that the corporation’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2016.  This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Management has concluded that Mid Penn’s internal control over financial reporting, as of December 31, 2016, is effective based on those criteria.

This annual report does not include an attestation report of Mid Penn’s independent registered public accounting firm regarding internal control over financial reporting.  Mid Penn’s internal control over financial reporting was not subject to attestation by Mid Penn’s independent registered public accounting firm pursuant to rules of the SEC that permit Mid Penn to provide only management’s report in this annual report.

/s/ Rory G. Ritrievi	/s/ Michael D. Peduzzi, CPA

Rory G. Ritrievi	Michael D. Peduzzi, CPA
President and	Chief Financial Officer
Chief Executive Officer

ITEM 9B.  OTHER INFORMATION

None

MID PENN BANCORP, INC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	16,045	—	(1)	83,955
Equity compensation plans not approved by security holders	—	—		—
Total	16,045	—		83,955

(1)

All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock.  Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 3:  Ratification of the Appointment of BDO USA, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2017” of Mid Penn’s definitive proxy statement to be used in connection with the 2017 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

MID PENN BANCORP, INC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial statements are incorporated by reference in Part II, Item 8 hereof.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)  The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

(c)  The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)	The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) of Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017.)

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2010.)

10.1	Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the SEC on March 10, 2008.)*

10.2	The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

10.3	Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan. (Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 27, 2014.)*

10.4	Form of Mid Penn Bancorp, Inc. Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 of Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017.)*

10.5	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 4, 2016.)*

10.6

Employment Agreement, dated November 3, 2016, among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi.  (Incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on November 4, 2016.)*

10.7	Offer letter, dated March 4, 2016, between Michael D. Peduzzi and Mid Penn Bank.
11	Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part II, Item 8 of this Annual Report on Form 10-K.)

21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

99.1	Listing of Mid-Atlantic Custom Peer Group Banks.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Denotes a management contract or compensatory plan or arrangement.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 23, 2017
Rory G. Ritrievi
President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Michael D. Peduzzi, CPA	March 23, 2017
Michael D. Peduzzi, CPA
Chief Financial Officer

By:	/s/ Robert A. Abel	March 23, 2017
Robert A. Abel, Director

By:	/s/ Steven T. Boyer	March 23, 2017
Steven T. Boyer, Director

By:	/s/ Matthew G. DeSoto	March 23, 2017
Matthew G. DeSoto, Director

By:	/s/ Robert C. Grubic	March 23, 2017
Robert C. Grubic, Director

By:	/s/ Gregory M. Kerwin	March 23, 2017
Gregory M. Kerwin, Director

By:	/s/ Robert E. Klinger	March 23, 2017
Robert E. Klinger, Director

By:	/s/ Robert J. Moisey	March 23, 2017
Robert J. Moisey, Director

By:	/s/ Theodore W. Mowery	March 23, 2017
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 23, 2017
John E. Noone, Director

By:	/s/ Noble C. Quandel, Jr.	March 23, 2017
Noble C. Quandel, Jr., Director

By:	/s/ William A. Specht, III	March 23, 2017
William A. Specht, Director