Form 10-Q
period 2017-03-31
MID PENN BANCORP INC
filed 2017-05-15
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 15, 2017, the registrant had 4,234,280 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	March 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$22,613	$13,493
Interest-bearing balances with other financial institutions	1,943	2,003
Federal funds sold	8,551	30,477
Total cash and cash equivalents	33,107	45,973

Investment securities available for sale, at fair value	119,525	133,625
Investment securities held to maturity, at amortized cost (fair value $49,507 and $0)	49,654	—
Loans held for sale	2,035	1,959
Loans and leases, net of unearned interest	834,220	813,924
Less: Allowance for loan and lease losses	(7,620)	(7,183)
Net loans and leases	826,600	806,741

Bank premises and equipment, net	11,148	11,074
Bank premises and equipment held for sale	—	1,894
Cash surrender value of life insurance	12,845	12,780
Restricted investment in bank stocks	2,475	2,443
Foreclosed assets held for sale	127	224
Accrued interest receivable	3,901	3,928
Deferred income taxes	4,134	4,286
Goodwill	3,918	3,918
Core deposit and other intangibles, net	510	539
Other assets	2,959	3,215
Total Assets	$1,072,938	$1,032,599
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$136,847	$122,811
Interest-bearing demand	331,720	317,533
Money Market	255,259	252,271
Savings	63,129	60,163
Time	184,932	182,595
Total Deposits	971,887	935,373

Long-term debt	13,524	13,581
Subordinated debt	7,416	7,414
Accrued interest payable	621	515
Other liabilities	7,163	5,249
Total Liabilities	1,000,611	962,132

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares;
4,234,280 and 4,233,297 shares issued and outstanding at
March 31, 2017, and at December 31, 2016, respectively	4,234	4,233
Additional paid-in capital	40,733	40,688
Retained earnings	29,842	28,399
Accumulated other comprehensive loss	(2,482)	(2,853)
Total Shareholders’ Equity	72,327	70,467
Total Liabilities and Shareholders' Equity	$1,072,938	$1,032,599

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$9,702	$8,807
Interest on interest-bearing balances	2	7
Interest and dividends on investment securities:
U.S. Treasury and government agencies	445	322
State and political subdivision obligations, tax-exempt	316	464
Other securities	43	94
Interest on federal funds sold	51	3
Total Interest Income	10,559	9,697
INTEREST EXPENSE
Interest on deposits	1,204	1,039
Interest on short-term borrowings	—	13
Interest on long-term and subordinated debt	180	230
Total Interest Expense	1,384	1,282
Net Interest Income	9,175	8,415
PROVISION FOR LOAN AND LEASE LOSSES	125	340
Net Interest Income After Provision for Loan and Lease Losses	9,050	8,075
NONINTEREST INCOME
Income from fiduciary activities	196	106
Service charges on deposits	205	155
Net gain on sales of investment securities	8	—
Earnings from cash surrender value of life insurance	65	70
Mortgage banking income	191	186
ATM debit card interchange income	224	200
Merchant services income	74	67
Net gain on sales of SBA loans	284	190
Other income	189	258
Total Noninterest Income	1,436	1,232
NONINTEREST EXPENSE
Salaries and employee benefits	4,230	3,723
Occupancy expense, net	648	547
Equipment expense	381	435
Pennsylvania Bank Shares Tax expense	170	203
FDIC Assessment	194	153
Legal and professional fees	177	202
Marketing and advertising expense	107	84
Software licensing	329	331
Telephone expense	126	142
Loss on sale or write-down of foreclosed assets	82	104
Intangible amortization	29	37
Merger and acquisition expense	210	—
Other expenses	1,119	1,021
Total Noninterest Expense	7,802	6,982
INCOME BEFORE PROVISION FOR INCOME TAXES	2,684	2,325
Provision for income taxes	690	520
NET INCOME	$1,994	$1,805

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.47	$0.43
Cash Dividends Paid	$0.23	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Net income	$1,994	$1,805

Other comprehensive income (loss):

Unrealized gains arising during the period on available-for-sale
securities, net of income taxes of $195 and $189, respectively	379	366

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($3) and $0, respectively (a)	(5)	—

Change in defined benefit plans, net of income taxes of ($1) and ($56), respectively (b)	(3)	(114)

Total other comprehensive income	371	252

Total comprehensive income	$2,365	$2,057

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2017 and 2016

(Dollars in thousands)				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2017	$4,233	$40,688	$28,399	$(2,853)	$70,467
Net income	—	—	1,994	—	1,994
Total other comprehensive income, net of taxes	—	—	—	371	371
Employee Stock Purchase Plan (983 shares)	1	26	—	—	27
Common stock dividends	—	—	(551)	—	(551)
Restricted stock activity	—	19	—	—	19
Balance, March 31, 2017	$4,234	$40,733	$29,842	$(2,482)	$72,327

Balance, January 1, 2016	$4,227	$40,559	$23,470	$1,812	$70,068
Net income	—	—	1,805	—	1,805
Total other comprehensive income, net of taxes	—	—	—	252	252
Employee Stock Purchase Plan (1,264 shares)	1	18	—	—	19
Common stock dividends	—	—	(930)	—	(930)
Restricted stock activity	—	8	—	—	8
Balance, March 31, 2016	$4,228	$40,585	$24,345	$2,064	$71,222

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net Income	$1,994	$1,805
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	125	340
Depreciation	363	419
Amortization of intangibles	29	37
Net (accretion) amortization of security premiums	(1,554)	665
Gain on sales of investment securities	(8)	—
Earnings on cash surrender value of life insurance	(65)	(70)
Mortgage loans originated for sale	(11,076)	(7,731)
Proceeds from sales of mortgage loans originated for sale	11,191	7,917
Gain on sale of mortgage loans	(191)	(186)
SBA loans originated for sale	(3,795)	(2,500)
Proceeds from sales of SBA loans originated for sale	4,079	2,690
Gain on sale of SBA loans	(284)	(190)
Loss on disposal of property, plant, and equipment	26	—
Loss on sale or write-down of foreclosed assets	82	104
Restricted stock compensation expense	19	8
Deferred income tax (benefit) expense	(43)	53
Decrease (increase) in accrued interest receivable	27	(106)
Decrease (increase) in other assets	256	(290)
Increase in accrued interest payable	106	196
Increase in other liabilities	1,914	4,026
Net Cash Provided By Operating Activities	3,195	7,187

Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	—	1,985
Proceeds from the sale of available-for-sale securities	17,931	—
Proceeds from the maturity or call of available-for-sale securities	1,107	3,045
Purchases of available-for-sale securities	(3,538)	(29,345)
Purchases of held-to-maturity securities	(48,926)	—
(Purchases) redemptions of restricted investment in bank stock	(32)	1,395
Net increase in loans and leases	(19,984)	(7,359)
Proceeds from the sale of bank premises and equipment held for sale	2,201	—
Purchases of bank premises and equipment	(770)	(154)
Proceeds from the sale of foreclosed assets	15	315
Net Cash Used In Investing Activities	(51,996)	(30,118)

Financing Activities:
Net increase in deposits	36,514	55,538
Net decrease in short-term borrowings	—	(31,596)
Common stock dividend paid	(551)	(930)
Employee Stock Purchase Plan	27	19
Long-term debt repayment	(55)	(62)
Net Cash Provided By Financing Activities	35,935	22,969

Net (decrease) increase in cash and cash equivalents	(12,866)	38
Cash and cash equivalents, beginning of period	45,973	13,284
Cash and cash equivalents, end of period	$33,107	$13,322

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,278	$1,086
Income taxes paid	$-	$200

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$-	$28

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (the “Company”) and its wholly-owned subsidiaries, Mid Penn Bank (the “Bank”), and the Bank’s former wholly-owned subsidiary, Mid Penn Insurance Services, LLC (collectively, “Mid Penn”).  All material intercompany accounts and transactions have been eliminated in consolidation.

Effective March 1, 2016, Mid Penn Insurance Services, LLC, an immaterial subsidiary of the Bank, was liquidated.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the March 31, 2016 and December 31, 2016 balances have been reclassified, when, and if necessary, to conform to the 2017 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

On March 29, 2017, Mid Penn announced the signing of a definitive merger agreement with The Scottdale Bank and Trust Company (“Scottdale”).  Under the merger agreement, Scottdale will merge with and into Mid Penn Bank, with Mid Penn Bank as the surviving bank.  Before the merger is completed, the shareholders of Mid Penn and Scottdale must approve and adopt the merger agreement, and customary regulatory approvals must be received.  Refer to Note 12, Agreement and Plan of Merger, as well as Form 8-K filed on March 30, 2017, for more information.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)	Investment Securities

Securities to be held for indefinite periods, but not intended to be held to maturity, are classified as available-for-sale and carried at fair value.  Securities held for indefinite periods include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to liquidity needs, changes in interest rates, resultant prepayment risk, and other factors related to effective portfolio management.  Securities to be held to maturity are carried at amortized cost.

Realized gains and losses on dispositions are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method.  Unrealized gains and losses on investment securities are based on the difference between the amortized cost and fair value of each security.  These unrealized gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through Mid Penn’s consolidated statements of income.

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

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of March 31, 2017 or December 31, 2016, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to relate to changes in interest rates and not erosion of credit quality.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, fair value, and unrealized gains and losses on investment securities at March 31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$45,231	$-	$1,592	$43,639
Mortgage-backed U.S. government agencies	25,590	9	521	25,078
State and political subdivision obligations	50,293	50	1,711	48,632
Corporate debt securities	1,100	5	-	1,105
Equity securities	1,168	-	97	1,071
Total available-for-sale securities	123,382	64	3,921	119,525
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	10,984	-	24	10,960
Mortgage-backed U.S. government agencies	35,507	-	131	35,376
State and political subdivision obligations	3,163	11	3	3,171
Corporate debt securities	-	-	-	-
Equity securities	-	-	-	-
Total held-to-maturity securities	49,654	11	158	49,507
Total	$173,036	$75	$4,079	$169,032

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$48,520	$34	$1,542	$47,012
Mortgage-backed U.S. government agencies	26,181	17	579	25,619
State and political subdivision obligations	61,079	91	2,332	58,838
Corporate debt securities	1,100	-	-	1,100
Equity securities	1,168	-	112	1,056
Total available-for-sale securities	$138,048	$142	$4,565	$133,625

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $165,719,000 at March 31, 2017 and $131,469,000 at December 31, 2016, were pledged to secure public deposits and certain other borrowings.

Mid Penn realized gross gains of $123,000 and gross losses of $115,000 on sales of securities available-for-sale during the three months ended March 31, 2017.  There were no securities sold during the three months ended March 31, 2016.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables present gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2017	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	23	$43,639	$1,592	0	$-	$-	23	$43,639	$1,592
Mortgage-backed U.S. government agencies	18	24,573	521	0	-	-	18	24,573	521
State and political subdivision obligations	85	42,151	1,711	0	-	-	85	42,151	1,711
Equity securities	0	-	-	2	1,071	97	2	1,071	97
Total temporarily impaired available-for-sale securities	126	110,363	3,824	2	1,071	97	128	111,434	3,921
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	4	10,960	24	0	-	-	4	10,960	24
Mortgage-backed U.S. government agencies	19	32,780	131	0	-	-	19	32,780	131
State and political subdivision obligations	1	315	3	0	-	-	1	315	3
Total temporarily impaired held-to-maturity securities	24	44,055	158	0	-	-	24	44,055	158
Total	150	$154,418	$3,982	2	$1,071	$97	152	$155,489	$4,079

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2016	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	23	$43,698	$1,542	0	$-	$-	23	$43,698	$1,542
Mortgage-backed U.S. government agencies	18	24,321	579	0	-	-	18	24,321	579
State and political subdivision obligations	108	50,582	2,332	0	-	-	108	50,582	2,332
Equity securities	0	-	-	2	1,056	112	2	1,056	112
Total temporarily impaired available-for-sale securities	149	$118,601	$4,453	2	$1,056	$112	151	$119,657	$4,565

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

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  For the investment securities with an unrealized loss, Mid Penn has concluded, based on its analysis, that the unrealized losses in the investments are primarily caused by the movement of interest rates and not due to an erosion of credit quality.

At March 31, 2017, Mid Penn had 150 debt securities and 2 equity securities with unrealized losses totaling $4,079,000 that were temporarily impaired approximately 2.62% from their amortized cost basis.  The available-for-sale securities with unrealized losses

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

included in these totals at March 31, 2017 were 126 debt securities and 2 equity securities totaling $3,921,000, which were temporarily impaired by approximately 3.52% from their amortized cost basis.  There were also 24 held-to-maturity debt securities with unrealized losses included in these totals at March 31, 2017 totaling $158,000, or a 0.36% temporary impairment from their amortized cost basis.  At March 31, 2017, the majority of the unrealized losses on available-for-sale securities in an unrealized loss position were attributed to obligations of state and political subdivisions and U.S. Treasury and government agencies, while the majority of the unrealized losses on held-to-maturity securities in an unrealized loss position were attributed to mortgage-backed U.S. government agencies.  At December 31, 2016, 149 debt securities and 2 equity securities with unrealized losses totaling $4,565,000 were temporarily impaired by approximately 3.82% from their amortized cost basis.  At December 31, 2016, the majority of the unrealized losses on securities in an unrealized loss position were attributed state and political subdivision obligations and U.S. Treasury and government agencies.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
March 31, 2017	Cost	Value	Cost	Value
Due in 1 year or less	$787	$795	$-	$-
Due after 1 year but within 5 years	16,946	16,709	10,984	10,960
Due after 5 years but within 10 years	57,087	55,150	3,163	3,171
Due after 10 years	21,804	20,722	-	-
	96,624	93,376	14,147	14,131
Mortgage-backed securities	25,590	25,078	35,507	35,376
Equity securities	1,168	1,071	-	-
	$123,382	$119,525	$49,654	$49,507

(3)	Loans and Allowance for Loan and Lease Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans, generally being amortized over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

The loan portfolio is segmented into commercial and consumer loans.  Commercial loans consist of the following classes:  commercial and industrial, commercial real estate, commercial real estate-construction and lease financing.  Consumer loans consist of the following classes:  residential mortgage loans, home equity loans and other consumer loans.

For all classes of loans, the accrual of interest generally is discontinued when the contractual payment of principal or interest has become 90 days or more past due, or management has serious doubts about further collectability of principal or interest even though the loan is currently performing.  A loan past due 90 days or more may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest is credited to income.  Interest received on nonaccrual loans, including impaired loans, is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Nonaccrual loans may be restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally, at least nine consecutive months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The largest component of Mid Penn’s consumer loan portfolio consists of fixed rate home equity loans and variable rate home equity lines of credit.  Substantially all home equity loans and lines of credit are secured by junior lien mortgages on principal residences.  The Bank will lend amounts, which, together with all prior liens, typically may be up to 85 percent of the appraised value of the property securing the loan.  Home equity term loans may have maximum terms up to 20 years while home equity lines of credit generally have maximum terms of five years.

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $127,000 at March 31, 2017 and $120,000 at December 31, 2016.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as substandard nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charging off a residential mortgage loan begins when a loan becomes delinquent for 90 days and is not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Consumer loans (including home equity loans and other consumer loans) are recommended for charge-off after reaching delinquency of 90 days and the loan is not well-secured or otherwise not probable for collection.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

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

The classes of the loan portfolio, summarized by the pass rating, (net of deferred fees and costs of $274,000 as of March 31, 2017 and $196,000 as of December 31, 2016), and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of March 31, 2017 and December 31, 2016, are as follows:

(Dollars in thousands)		Special
March 31, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$174,898	$209	$1,212	$-	$176,319
Commercial real estate	454,710	2,184	7,183	-	464,077
Commercial real estate - construction	51,393	197	1,285	-	52,875
Lease financing	358	-	-	-	358
Residential mortgage	97,849	104	1,335	-	99,288
Home equity	38,227	132	179	-	38,538
Consumer	2,765	-	-	-	2,765
	$820,200	$2,826	$11,194	$-	$834,220

(Dollars in thousands)		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$170,780	$937	$801	$-	$172,518
Commercial real estate	437,592	1,683	7,249	-	446,524
Commercial real estate - construction	52,888	202	1,286	-	54,376
Lease financing	425	-	-	-	425
Residential mortgage	97,994	107	1,356	-	99,457
Home equity	37,242	142	224	-	37,608
Consumer	3,016	-	-	-	3,016
	$799,937	$3,071	$10,916	$-	$813,924

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1	$9	$-	$4	$9	$-
Commercial real estate:
Commercial real estate	387	884	-	726	1,792	-
Acquired with credit deterioration	788	788	-	842	842	-
Commercial real estate - construction	615	618		618	618
Residential mortgage:
Residential mortgage	880	909	-	848	882	-
Acquired with credit deterioration	332	332	-	389	389	-
Home equity	103	145	-	111	129	-

With an allowance recorded:
Commercial and industrial	$70	$83	$35	$56	$62	$6
Commercial real estate	2,833	2,993	957	2,520	2,646	711
Commercial real estate - construction	240	242	32	242	242	72
Residential mortgage	67	68	67	68	68	68
Home equity	-	-	-	29	49	1

Total Impaired Loans:
Commercial and industrial	$71	$92	$35	$60	$71	$6
Commercial real estate	4,008	4,665	957	4,088	5,280	711
Commercial real estate - construction	855	860	32	860	860	72
Residential mortgage	1,279	1,309	67	1,305	1,339	68
Home equity	103	145	-	140	178	1

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended
	March 31, 2017		March 31, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$2	$-	$13	$-
Commercial real estate:
Commercial real estate	403	279	1,016	-
Acquired with credit deterioration	831	-	925	-
Commercial real estate - construction	617	-	-	-
Residential mortgage:
Residential mortgage	864	11	1,325	2
Acquired with credit deterioration	373	-	372	4
Home equity	122	2	71	-

With an allowance recorded:
Commercial and industrial	$35	$-	$109	$-
Commercial real estate	2,676	-	1,845	-
Commercial real estate - construction	241	-	-	-
Residential mortgage	67	-	-	-
Home equity	-	-	18	-
Total Impaired Loans:
Commercial and industrial	$37	$-	$122	$-
Commercial real estate	3,910	279	3,786	-
Commercial real estate - construction	858	-	-	-
Residential mortgage	1,304	11	1,697	6
Home equity	122	2	89	-

Nonaccrual loans by loan portfolio class as of March 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Commercial and industrial	$71	$4
Commercial real estate	3,226	2,939
Commercial real estate - construction	855	860
Residential mortgage	664	715
Home equity	103	140
	$4,919	$4,658

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2017 and December 31, 2016 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
March 31, 2017	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,604	$-	$71	$1,675	$174,644	$176,319	$-
Commercial real estate:
Commercial real estate	145	791	2,093	3,029	460,260	463,289	-
Acquired with credit deterioration	-	-	58	58	730	788	58
Commercial real estate - construction	247	-	488	735	52,140	52,875	-
Lease financing	-	-	-	-	358	358	-
Residential mortgage:
Residential mortgage	455	13	266	734	98,222	98,956	-
Acquired with credit deterioration	34	-	193	227	105	332	-
Home equity	266	-	65	331	38,207	38,538	-
Consumer		9	-	9	2,756	2,765	-
Total	$2,751	$813	$3,234	$6,798	$827,422	$834,220	$58

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2016	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$164	$12	$4	$180	$172,338	$172,518	$-
Commercial real estate:
Commercial real estate	475	-	1,004	1,479	444,203	445,682	-
Acquired with credit deterioration	-	-	59	59	783	842	59
Commercial real estate - construction	-	404	84	488	53,888	54,376	-
Lease financing	-	-	-	-	425	425	-
Residential mortgage:
Residential mortgage	548	124	237	909	98,159	99,068	-
Acquired with credit deterioration	-	-	238	238	151	389	-
Home equity	33	13	125	171	37,437	37,608	-
Consumer	-	-	-	-	3,016	3,016	-
Total	$1,220	$553	$1,751	$3,524	$810,400	$813,924	$59

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the periods ended, March 31, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2017	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(12)	-	-	-	(18)	-	(6)	-	(36)
Recoveries	4	340	-	-	1	-	3	-	348
Provisions	58	52	(43)	-	8	(15)	3	62	125
Ending balance,
March 31, 2017	1,630	4,715	101	1	532	364	3	274	7,620
Ending balance:
individually evaluated for impairment	35	957	32	-	67	-	-	-	1,091
Ending balance:
collectively evaluated for impairment	$1,595	$3,758	$69	$1	$465	$364	$3	$274	$6,529

Loans receivables:
Ending balance	$176,319	$464,077	$52,875	$358	$99,288	$38,538	$2,765	$-	$834,220
Ending balance:
individually evaluated for impairment	72	3,220	855	-	946	103	-	-	5,196
Ending balance:
acquired with credit deterioration	-	788	-	-	332	-	-	-	1,120
Ending balance:
collectively evaluated for impairment	$176,247	$460,069	$52,020	$358	$98,010	$38,435	$2,765	$-	$827,904

(Dollars in thousands)
As of, and for the periods ended, March 31, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2016	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	-	(96)	-	-	-	-	(3)	-	(99)
Recoveries	1	25	-	-	-	-	4	-	30
Provisions	33	296	(34)	-	(18)	(14)	(4)	81	340
Ending balance,
March 31, 2016	1,427	3,777	119	1	516	303	9	287	6,439
Ending balance:
individually evaluated for impairment	40	428	-	-	-	3	-	-	471
Ending balance:
collectively evaluated for impairment	$1,387	$3,349	$119	$1	$516	$300	$9	$287	$5,968

Loans receivables:
Ending balance	$162,418	$394,633	$47,733	$656	$104,014	$33,864	$3,134	$-	$746,452
Ending balance:
individually evaluated for impairment	116	2,844	-	-	1,332	86	-	-	4,378
Ending balance:
acquired with credit deterioration	-	929	-	-	361	-	-	-	1,290
Ending balance:
collectively evaluated for impairment	$162,302	$390,860	$47,733	$656	$102,321	$33,778	$3,134	$-	$740,784

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Ending balance:
individually evaluated for impairment	6	711	72	-	68	1	-	-	858
Ending balance:
collectively evaluated for impairment	$1,574	$3,612	$72	$1	$473	$378	$3	$212	$6,325

Loans receivable:
Ending balance	$172,518	$446,524	$54,376	$425	$99,457	$37,608	$3,016	$-	$813,924
Ending balance:
individually evaluated for impairment	60	3,246	860	-	916	140	-	-	5,222
Ending balance:
acquired with credit deterioration	-	842	-	-	389	-	-	-	1,231
Ending balance:
collectively evaluated for impairment	$172,458	$442,436	$53,516	$425	$98,152	$37,468	$3,016	$-	$807,471

The recorded investments in troubled debt restructured loans at March 31, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2017	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$1
Commercial real estate	3,506	3,243	2,515
Residential mortgage	759	757	629
	$4,305	$4,035	$3,145

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2016	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$5
Commercial real estate	4,569	4,031	2,871
Residential mortgage	759	757	639
	$5,368	$4,823	$3,515

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn had troubled debt restructured loans at March 31, 2017 totaling $3,145,000.  Four loans totaling $563,000 represented accruing impaired residential loans to unrelated borrowers in compliance with the terms of the modification, with one loan comprising $508,000 of this total.  The remaining $2,582,000, representing ten loans among four relationships, are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $2,146,000 of the total $2,582,000 in nonaccrual impaired troubled debt restructured loans.

At December 31, 2016, Mid Penn’s troubled debt restructured loans totaled $3,515,000, of which five loans totaling $877,000 represented accruing impaired loans in compliance with the terms of the modification.  Of the $877,000, four are accruing impaired residential mortgages to unrelated borrowers totaling $571,000 and the other one is an accruing impaired commercial real estate loan for $306,000.  The remaining $2,638,000, representing ten loans among four relationships, are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships account for $2,170,000 of the $2,638,000 nonaccrual impaired troubled debt restructured loan total.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

As a result of management evaluations at March 31, 2017 and March 31, 2016, any specific allocations and charge-offs have been taken as appropriate.  As of March 31, 2017 and March 31, 2016, there were no charge-offs associated with troubled debt restructured loans under forbearance agreements.  There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three months ended March 31, 2017 and 2016.

There were no additional troubled debt restructured loans added during the three months ended March 31, 2017 and 2016.

As of March 31, 2017, Mid Penn had $27,000 of residential real estate held in other real estate owned, and two consumer mortgage loans secured by residential real estate properties totaling $60,000 for which formal foreclosure proceedings were in process.  As of December 31, 2016, Mid Penn had $57,000 of residential real estate held in other real estate owned, and no loans for which formal foreclosure proceedings were in process.

The following table provides activity for the accretable yield of acquired impaired loans for the three months ended March 31, 2017.

(Dollars in thousands)
Accretable yield, January 1, 2017	$67
Accretable yield amortized to interest income	(10)
Reclassification from nonaccretable difference (a)	23
Accretable yield, March 31, 2017	$80

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(4)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2017.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$43,639	$-	$43,639	$-
Mortgage-backed U.S. government agencies	25,078	-	25,078	-
State and political subdivision obligations	48,632	-	48,632	-
Corporate debt securities	1,105		1,105
Equity securities	1,071	1,071	-	-
Total	$119,525	$1,071	$118,454	$-

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$47,012	$1,864	$45,148	$-
Mortgage-backed U.S. government agencies	25,619	-	25,619	-
State and political subdivision obligations	58,838	-	58,838	-
Corporate debt securities	1,100	-	1,100
Equity securities	1,056	1,056	-	-
Total	$133,625	$2,920	$130,705	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,224	$-	$-	$2,224
Foreclosed Assets Held for Sale	127	-	-	127
Mortgage Servicing Rights	139	-	-	139

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,404	$-	$-	$2,404
Foreclosed Assets Held for Sale	135	-	-	135
Mortgage Servicing Rights	144	-	-	144

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,224	Appraisal of collateral (a)	Appraisal adjustments (b)	0% - 72%	31%
Foreclosed Assets Held for Sale	127	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 31%	26%
Mortgage Servicing Rights	139	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	365%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,404	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 70%	30%
Foreclosed Assets Held for Sale	135	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	26% - 31%	27%
Mortgage Servicing Rights	144	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	365%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

Securities Available-for-sale:

The fair value of securities classified as available-for-sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices.

Held-to-maturity securities:

The fair values of held-to-maturity securities are based on a market approach using observable inputs such as benchmark yields and securities, reported trades, issuer spreads, current bids and offers, monthly payment information and collateral performance.

Loans held for sale:

The fair values of mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2017 and December 31, 2016.

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$33,107	$33,107	$45,973	$45,973
Available-for-sale investment securities	119,525	119,525	133,625	133,625
Held-to-maturity investment securities	49,654	49,507	-	-
Loans held for sale	2,035	2,035	1,959	1,959
Net loans and leases	826,600	843,814	806,741	824,293
Restricted investment in bank stocks	2,475	2,475	2,443	2,443
Accrued interest receivable	3,901	3,901	3,928	3,928
Mortgage servicing rights	139	139	144	144

Financial liabilities:
Deposits	$971,887	$972,196	$935,373	$935,075
Long-term debt	13,524	13,557	13,581	13,614
Subordinated debt	7,416	7,488	7,414	7,534
Accrued interest payable	621	621	515	515

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2017 and December 31, 2016.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2017	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$49,654	$49,507	$-	$49,507	$-
Net loans and leases	826,600	843,814	-	-	843,814

Financial instruments - liabilities
Deposits	$971,887	$972,196	$-	$972,196	$-
Long-term debt	13,524	13,557	-	13,557	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$806,741	$824,293	$-	$-	$824,293

Financial instruments - liabilities
Deposits	$935,373	$935,075	$-	$935,075	$-
Long-term debt	13,581	13,614	-	13,614	-

(5)	Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $19,231,000 and $14,000,000 standby letters of credit outstanding as of March 31, 2017 and December 31, 2016, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The current amount of the liability as of March 31, 2017 for payment under standby letters of credit issued was not material.

(6)	Subordinated Debt

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of Subordinated Debt (“Notes”) due 2025.  The Notes are treated as Tier 2 capital for regulatory capital purposes.

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016. The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or Mid Penn Bank, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership or similar event.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the Notes were $84,000 at March 31, 2017 and $86,000 at December 31, 2016.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The components of net periodic benefit costs from these benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$9	$9	$1	$1
Interest cost	11	12	5	6
Amortization (accretion) of prior service cost	3	(16)	(6)	(98)
Net periodic benefit cost (benefit)	$23	$5	$-	$(91)

(8)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - March 31, 2017	$(2,545)	$63	$(2,482)

Balance - December 31, 2016	$(2,919)	$66	$(2,853)

(9)	Common Stock

On June 25, 2014, the 2014 Restricted Stock Plan (the “Plan”) provides awards that shall not exceed, in the aggregate, 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.  Current outstanding awards under the Plan require recipients to acquire specified ownership interest levels in Mid Penn in order for such award to vest, and thereby, encouraging them to contribute to the success of the company.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of March 31, 2017, 16,045 shares have been granted under the plan, which resulted in $19,000 in compensation expense for the three months ended March 31, 2017, while $8,000 expense was recorded for the three months ended March 31, 2016.  As of March 31, 2017, 2,990 restricted shares have vested, while the remaining 13,055 granted shares remain unvested.

(10)	Earnings per Common Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per common share.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2017	2016
Net income available to common shareholders	$1,994	$1,805

Weighted average common shares outstanding	4,233,308	4,226,731

Basic earnings per common share	$0.47	$0.43

Mid Penn had no dilutive instruments outstanding during the periods ended March 31, 2017 and 2016.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(11)	Recent Accounting Pronouncements

ASU 2017-08:  The Financial Accounting Standards Board (“FASB”) issued ASU 2017-08; Premium Amortization on Purchased Callable Debt Securities

The ASU shortens the amortization period for premiums on purchased callable debt securities to the earliest call date (i.e., yield-to-earliest call amortization), rather than amortizing over the full contractual term, but does not change the accounting for securities held at a discount.

The ASU applies to callable debt securities with explicit, noncontingent call features that are callable at fixed prices and on preset dates. If a security may be prepaid based upon prepayments of the underlying loans, not because the issuer exercised a date specific call option, it is excluded from the scope of the new standard. However, for instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the amendments. Further, it applies to all premiums on callable debt securities, regardless of how they were generated.

The ASU requires companies to reset the effective yield using the payment terms of the debt security if the call option is not exercised on the earliest call date. If the security has additional future call dates, any excess of the amortized cost basis over the amount repayable by the issuer at the next call date should be amortized to the next call date.

It is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. For all other entities, the amendments re effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

Mid Penn is currently evaluating the impact this ASU will have on its consolidated financial statements.

ASU 2017-07:  The FASB issued ASU 2017-07; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost.  Service cost must be presented in the same line item(s) as other employee compensation costs. These costs are generally included within income from continuing operations, but in some cases may be eligible for capitalization, if certain criteria are met.  All other components of net benefit cost must be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. These generally include interest cost, actual return on plan assets, amortization of prior service cost included in accumulated other comprehensive income, and gains or losses from changes in the value of the projected benefit obligation or plan assets. If a separate line item is used to present the other components of net benefit cost, it must be appropriately described. If a separate line item is not used, an entity must disclose the line item(s) in the income statement that includes the other components of net benefit cost. The ASU clarifies that these costs are not eligible for capitalization.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those years. For other entities, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period.

As disclosed in Note 7, Defined Benefit Plans, Mid Penn does disclose the service cost component of net benefit cost, but the related amounts are not material.  Accordingly, when this ASU is implemented as required, the impact to reported salaries and employee benefits expense for interim and annual periods is expected to be immaterial.

ASU 2017-05:  The FASB issued ASU 2017-05; Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

The ASU was issued to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. Moving forward, the new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances.  Specifically, it clarifies the scope of Subtopic 610-20 by defining the term in substance nonfinancial asset.  If substantially all of the fair value of the assets (recognized and unrecognized) promised to a counterparty in a contract is concentrated in nonfinancial assets, a financial asset in the same arrangement would still be considered part of an in substance nonfinancial asset. Also, nonfinancial assets may include nonfinancial assets contained within a legal entity that is transferred to a counterparty (e.g., through transfer of ownership interest). It clarifies also that derecognition of a business is not in scope of Subtopic 610-20, but rather, is governed by Topic 810.

In addition, the ASU indicates an entity should identify each distinct nonfinancial asset (e.g., real estate and inventory) or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Finally, the ASU adds guidance on accounting for partial sales of nonfinancial assets. It requires an entity to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when two criteria are met: 1) the entity does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Topic 810, and 2) the entity transfers control of the asset in accordance with Topic 606.

The effective date and transition requirements for the ASU are the same as the effective date and transition requirements of Topic 606, and must be applied at the same date that Topic 606 is initially applied. That is, the amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods, and for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Consistent with Topic 606, early adoption is permitted but no earlier than annual reporting periods beginning after December 15, 2016 for all entities.

Mid Penn is currently evaluating this ASU, but does not anticipate the adoption to have a material impact on its consolidated financial statements since it typically does not engage in partial sale transactions.

ASU 2017-04:  The FASB issued ASU 2017-04; Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment

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

Mid Penn plans to early adopt this ASU for its annual goodwill impairment test at the end of 2017 by comparing its fair value to its carrying value.  The adoption of this ASU is not expected to have a material impact on Mid Penn’s consolidated financial statements.

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

•	Distributions received from equity method investees will be classified using either a cumulative earnings approach or a look- through approach as an accounting policy election.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

As disclosed in Note 9, Common Stock, Mid Penn currently provides share-based stock compensation to members of its Senior Management team who have a responsibility for its growth.  Mid Penn adopted this ASU in the first quarter of 2017.  The adoption had no material impact on Mid Penn’s consolidated financial statements.

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

Mid Penn adopted this ASU in the first quarter of 2017.  Mid Penn currently does not have a material volume of equity method or joint venture investments; therefore, the adoption of this ASU did not have a material impact on its consolidated financial statements.

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

Mid Penn occupies certain offices under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  Mid Penn expects to recognize lease liabilities and ROU assets associated with these lease agreements as required by the ASU; however, the extent of the prospective impact on Mid Penn’s consolidated financial statements is currently under evaluation.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

As of March 31, 2017, Mid Penn held $1,171,000 of equity investments (excluding restricted investments in bank stocks).  Mid Penn does not expect to make significant increases in the volume of its equity investments; therefore, the adoption of this ASU is not expected to be material to Mid Penn’s consolidated financial statements.

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

Mid Penn’s implementation efforts include the identification of revenue within the scope of the guidance, particularly in regards to assessing collectability.  Mid Penn’s review is ongoing, and it will continue to evaluate any prospective impact as additional guidance is issued and as its internal assessment progresses.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(12)	Agreement and Plan of Merger

On March 29, 2017, Mid Penn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Scottdale Bank and Trust Company.  The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Scottdale will merge with and into Mid Penn Bank, with Mid Penn Bank as the surviving bank (the “Merger”).

If the merger is completed, Scottdale shareholders will have the right to receive for each share of Scottdale common stock they own, at their election, (i) $1,166 in cash or (ii) a fraction of a share (the “exchange ratio”) of Mid Penn common stock determined by dividing (y) $1,166 by (z) the 10 trading day per share volume-weighted average price for Mid Penn common stock ending on the date that is five business days prior to the closing of the merger (the “Average Price”), provided that in no event may the exchange ratio be less than 38.88 or greater than 44.86, respectively. Scottdale shareholders may also elect to receive a combination of cash and Mid Penn common stock. The Merger Agreement provides that 90% of the outstanding shares of Scottdale common stock will be converted into right to receive shares of Mid Penn common stock and the remainder of the outstanding shares of Scottdale common stock will be converted into the right to receive cash.  However, the percentage could be adjusted down to 85% in the event that shareholders perfecting their dissenters’ rights reach 15% of the outstanding shares of Scottdale common stock.

Completion of the Merger is subject to a number of customary conditions, including, among others, (i) the approval of the Merger Agreement by the shareholders of both Scottdale and Mid Penn, (ii) the effectiveness of the registration statement to be filed by Mid Penn with the SEC relating to the Mid Penn common stock to be issued in the Merger, (iii) approval of the listing on The Nasdaq Stock Market of the shares of Mid Penn common stock to be issued in the Merger, (iv) the absence of any order or other legal restriction prohibiting the closing of the Merger, (v) receipt of required regulatory approvals without the imposition of any condition or requirement, excluding standard conditions that are normally imposed by the regulatory authorities in bank merger transactions, that would, in the good faith reasonable judgment of the Board of Directors of either Mid Penn or Scottdale, materially and adversely affect the business, operations, financial condition, property or assets of the combined enterprise or materially impair the value of Scottdale to Mid Penn or the value of Mid Penn to Scottdale, and (vi) Lawrence J Kiefer and Mid Penn Bank entering into a mutually acceptable employment agreement effective as of the closing.  Each party’s obligations to complete the Merger is also subject to certain additional customary conditions, including:  (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) performance in all material respects by the other party of its obligations under the Merger Agreement, (c) not more than 15% of the outstanding shares of Scottdale common stock have properly effected their dissenters rights, (d) the absence of any material adverse effect (as such term is defined in the Merger Agreement) with respect to the other party, and (e) the receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2017, compared to year-end 2016, and the Results of Operations for the three months ended March 31, 2017, compared to the same period in 2016.  For comparative purposes, the March 31, 2016 and December 31, 2016 balances have been reclassified, when, and if necessary, to conform to the 2017 presentation.  Such reclassifications had no impact on net income.

This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee their accuracy.  Actual results may differ materially from those expressed in these forward-looking statements due to a number of uncertainties and risks, including the risks described in the 2016 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Management of the Company considers the accounting judgments relating to the allowance, the evaluation of the Company’s investment securities for other-than-temporary impairment, the valuation of the Corporation’s goodwill for impairment, and the valuation of assets acquired and liabilities assumed in business combinations, to be the accounting areas that require the most subjective and complex judgments.

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

Results of Operations

Overview

Net income was $1,994,000 or $0.47 per common share, for the quarter ended March 31, 2017, compared to net income of $1,805,000 or $0.43 per common share, for the quarter ended March 31, 2016.

Net income as a percent of average assets (return on average assets, or “ROA”) and shareholders' equity (return on average equity, or “ROE”) were as follows on an annualized basis:

	Three Months Ended March 31,
	2017	2016
Return on average assets	0.77%	0.77%
Return on average equity	11.33%	10.22%

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

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended March 31, 2017 and 2016.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	March 31, 2017				March 31, 2016
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$2,257	$2		0.36%	$4,308	$7		0.65%
Investment Securities:
Taxable	96,536	466		1.96%	75,118	370		1.98%
Tax-Exempt	54,996	478	(a)	3.52%	68,607	704	(a)	4.13%
Total Securities	151,532	944		2.53%	143,725	1,074		3.01%

Federal Funds Sold	23,267	51		0.89%	1,939	2		0.41%
Loans and Leases, Net	824,286	9,824	(b)	4.83%	746,130	8,948	(b)	4.82%
Restricted Investment in Bank Stocks	2,331	23		4.00%	3,184	46		5.81%
Total Earning Assets	1,003,673	10,844		4.38%	899,286	10,077		4.51%

Cash and Due from Banks	15,532				11,867
Other Assets	34,713				33,923
Total Assets	$1,053,918				$945,076

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$323,611	276		0.35%	$264,516	227		0.35%
Money Market	250,870	348		0.56%	218,445	302		0.56%
Savings	61,528	8		0.05%	57,615	8		0.06%
Time	184,235	572		1.26%	163,579	502		1.23%
Total Interest-bearing Deposits	820,244	1,204		0.60%	704,155	1,039		0.59%

Short-term Borrowings	14	-		N/A	8,129	13		0.64%
Long-term Debt	13,553	81		2.42%	40,278	131		1.31%
Subordinated Debt	7,415	99		5.41%	7,474	99		5.33%
Total Interest-bearing Liabilities	841,226	1,384		0.67%	760,036	1,282		0.68%

Noninterest-bearing Demand	129,527				105,722
Other Liabilities	11,803				7,762
Shareholders' Equity	71,362				71,556
Total Liabilities & Shareholders' Equity	$1,053,918				$945,076

Net Interest Income		$9,460				$8,795

Total Yield on Earning Assets				4.38%				4.51%
Rate on Supporting Liabilities				0.67%				0.68%
Average Interest Spread				3.71%				3.83%
Net Interest Margin				3.82%				3.93%

(a)	includes tax equivalent adjustments on tax-free municipal securities of $163,000 and $239,000 for the three months ended March 31, 2017 and 2016, respectively
(b)	includes tax equivalent adjustments on tax-free municipal loans of $122,000 and $141,000 for the three months ended March 31, 2017 and 2016, respectively

Taxable-equivalent net interest income was $9,460,000 for the three months ended March 31, 2017, an increase of $665,000 or 8 percent compared to the three months ended March 31, 2016.  Net interest income in the first quarter of 2017 was positively impacted by core loan growth funded by lower-cost deposits, as well as the recognition of $279,000 of loan income from the successful workout of loan relationship that included a previous charge-off in 2010.

MID PENN BANCORP, INC.

For the three months ended March 31, 2017, Mid Penn’s tax-equivalent net interest margin was 3.82% compared to 3.93% for the three months ended March 31, 2016.  The decrease in the quarterly net interest margin was primarily attributed to the lower yield impact of the investment portfolio yield.  For the first quarter of 2017, the overall investment portfolio yield was 2.53%, compared to an investment portfolio yield of 3.01% for the same period in 2016.  The reduction was attributed to Mid Penn establishing, in the first quarter of 2017, a $49,654,000 held-to-maturity investment pool comprised primarily of lower-risk and lower-yielding U.S. Treasury notes and U.S. agency mortgage-backed securities.  The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposit pledging requirements.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first three months of 2017, and shifting collateral values from December 31, 2016 to March 31, 2017.

Based upon its analysis of loan and lease loss allowance adequacy, management recorded a $125,000 loan loss provision for the three months ended March 31, 2017, compared to a provision of $340,000 for the three months ended March 31, 2016.  The amount of the loan loss provision for the first quarter of 2017 was less than the same period in 2016 as Mid Penn had net loan recoveries of $312,000 in the first three months of 2017 which substantially increased the allowance for loan loss balance.  The allowance as a percentage of total loans was 0.91% at March 31, 2017, compared to 0.88% at December 31, 2016.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended March 31, 2017, noninterest income was $1,436,000 reflecting an increase of $204,000 or 17 percent compared to noninterest income of $1,232,000 for the three months ended March 31, 2016.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2017	2016	$ Variance	% Variance
Income from fiduciary activities	$196	$106	$90	85%
Service charges on deposits	205	155	50	32%
Net gain on sales of SBA loans	284	190	94	49%
Other income	189	258	(69)	-27%

Mid Penn experienced increased origination and sales activity in Small Business Administration (“SBA”) loans, resulting in gains of $284,000 from related loan sales during the first three months of 2017, an increase of $94,000 or 49 percent compared to SBA loan sales gains of $190,000 for the same period in 2016.  More qualified small business borrowers continue to take advantage of Mid Penn’s Preferred Lender status with the SBA.

Income from fiduciary activities was $196,000 for the first quarter of 2017, a significant increase of $90,000 or 85 percent compared to fiduciary income of $106,000 during the same period in 2016.  These additional revenues were attributed to wealth management assets under management nearly doubling since March 2016 as a result of successful business development efforts by Mid Penn’s expanded team of trust and retail investment officers.

For the quarter ended March 31, 2017, service charges on deposits were $205,000, an increase of $50,000 or 32 percent, compared to service charges of $155,000 for the quarter ended March 31, 2016.  This increase was driven by an increase in the volume of transactional deposit accounts, and by an increase in overdraft charges collected.

Other noninterest income declined $69,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  Included in first quarter 2016 other noninterest income was $86,000 from the gain on the sale of insurance policies upon the dissolution of Mid Penn Insurance Services, LLC, a then wholly-owned subsidiary of the Bank.

MID PENN BANCORP, INC.

Noninterest Expense

During the three months ended March 31, 2017, noninterest expenses totaled $7,802,000, an increase of $820,000 or 12 percent compared to noninterest expenses of $6,982,000 for the three months ended March 31, 2016.

The changes were primarily a result of the following components of noninterest expense:

(Dollars in Thousands)	Three Months Ended March 31,
	2017	2016	$ Variance	% Variance
Salaries and employee benefits	$4,230	$3,723	$507	14%
Pennsylvania Bank Shares tax expense	170	203	(33)	-16%
FDIC Assessment	194	153	41	27%
Merger and acquisition expense	210	-	210	N/A

Salaries and employee benefits expense increased $507,000 during the first quarter of 2017 versus the same period in 2016, with the increase attributable to (i) the addition of lending personnel, credit support staff, and executive management in alignment with Mid Penn’s core banking growth; (ii) added retail staff for the Oregon Pike office opened in December of 2016, and (iii) increased healthcare costs from Mid Penn’s self-funded medical plan during the first quarter of 2017.

During the three months ended March 31, 2017, Mid Penn recorded $210,000 in merger-related expenses for costs associated with due diligence activities, and legal and investment banking services, associated with the proposed Scottdale merger, while no merger-related expenses were recorded during the three months ended March 31, 2016.

Mid Penn’s FDIC assessment increased by $41,000 or 27 percent from $153,000 during the quarter ended March 31, 2016, to $194,000 during the quarter ended March 31, 2017, due to the Company’s growing deposits and assets, which increased the base amount used to determine the FDIC insurance assessment.

Pennsylvania bank shares tax expense decreased $33,000 during the three months ended March 31, 2017 versus the same period in 2016, due to the additional Pennsylvania-eligible tax credits generated from Mid Penn’s donations to support education and economic development throughout the markets it serves.

Income Taxes

The provision for income taxes was $690,000 for the three months ended March 31, 2017 compared to $520,000 for the three months ended March 31, 2016.  The effective tax rate for the three months ended March 31, 2017 was 25.7% compared to 22.4% for the three months ended March 31, 2016.  Affecting the effective tax rate for the first quarter of 2017, a portion of Mid Penn’s merger-related expenses on $210,000 are nondeductible for federal income tax purposes.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and BOLI, as well as the impact of tax credits.  The realization of deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully utilize deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $1,072,938,000 at March 31, 2017, an increase of $40,339,000 or 4 percent compared to total assets of $1,032,599,000 as of December 31, 2016.  In the first quarter of 2017, Mid Penn realized favorable loan growth, primarily in commercial relationships, of $20,296,000 or over 2 percent since December 31, 2016.  This asset and loan growth was substantially funded by an increase in deposits of $36,514,000 or 4 percent since year-end 2016.

MID PENN BANCORP, INC.

Loans

Total loans at March 31, 2017 were $834,220,000 compared to $813,924,000 at December 31, 2016, an increase of $20,296,000 or over 2 percent.  The main driver of Mid Penn’s loan growth continues to be commercial loans, including both commercial and industrial financing, and commercial real estate credits as noted in the table below.

(Dollars in thousands)	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial and industrial	$176,319	21.1%	$172,518	21.2%
Commercial real estate	464,077	55.6%	446,524	54.9%
Commercial real estate - construction	52,875	6.3%	54,376	6.7%
Lease financing	358	0.0%	425	0.1%
Residential mortgage	99,288	11.9%	99,457	12.2%
Home equity	38,538	4.6%	37,608	4.6%
Consumer	2,765	0.5%	3,016	0.3%
	$834,220	100.0%	$813,924	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

During the first quarter of 2017, Mid Penn had net recoveries of $312,000 compared to net charge-offs of $69,000 during the same period of 2016.  Mid Penn recovered $318,000 of principal, as well as $279,000 in interest income, in the first quarter of 2017 from the successful workout of a commercial real estate relationship partially charged-off in 2010.  Loans charged off during the first three months of 2017 totaled $36,000 and included two residential mortgage loans among one relationship for $18,000, one commercial and industrial loan for $12,000, and $6,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the three months ended March 31, 2017 and 2016 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$7,183	$6,168

Loans charged off during period	(36)	(99)
Recoveries of loans previously charged off	348	30
Net recoveries (charge-offs)	312	(69)

Provision for loan and lease losses	125	340
Balance, end of period	$7,620	$6,439

Ratio of net loans (recovered)/charged off to average loans outstanding (annualized)	-0.15%	0.04%

Ratio of allowance for loan losses to net loans at end of period	0.91%	0.86%

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of March 31, 2017, December 31, 2016, and March 31, 2016.

(Dollars in thousands)
	March 31, 2017	December 31, 2016	March 31, 2016
Nonperforming Assets:
Nonaccrual loans	$4,919	$4,658	$3,707
Accruing troubled debt restructured loans	563	877	960
Total nonperforming loans	5,482	5,535	4,667

Foreclosed real estate	127	224	794
Total non-performing assets	5,609	5,759	5,461

Accruing loans 90 days or more past due	58	59	56
Total risk elements	$5,667	$5,818	$5,517

Nonperforming loans as a % of total
loans outstanding	0.66%	0.68%	0.63%
Nonperforming assets as a % of total
loans outstanding and other real estate	0.67%	0.71%	0.73%
Ratio of allowance for loan losses
to nonperforming loans	139.00%	129.78%	137.97%

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

(Dollars in thousands)
	March 31, 2017	December 31, 2016
Period ending total loans outstanding	$834,220	$813,924
Allowance for loan and lease losses	7,620	7,183
Total Nonperforming loans	5,482	5,535
Nonperforming and impaired loans with partial charge-offs	1,329	1,604

Ratio of nonperforming loans with partial charge-offs
to total loans	0.16%	0.20%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	24.24%	28.97%

Coverage ratio net of nonperforming loans with
partial charge-offs	183.48%	182.71%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.91%	0.88%

Mid Penn considers a commercial loan or commercial real estate loan to be impaired when it becomes 90 days or more past due and not well-secured or otherwise not probable for collection.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time the loan would be considered collateral dependent as the discounted cash flow method indicates no operating income is available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.

MID PENN BANCORP, INC.

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variation in value.  A specific allocation of allowance is made for any anticipated collateral shortfall.  The balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Consumer loans are recommended for charge-off after reaching delinquency of 90 days and the loan is not well-secured or otherwise not probable for collection.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

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

Mid Penn had $6,316,000 loans deemed impaired at March 31, 2017.  Excluding $1,120,000 in loans acquired with credit deterioration from the Phoenix acquisition, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $5,196,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $3,210,000 for which specific allocations totaling $1,091,000 were included within the loan loss reserve for these loans.  The remaining $1,986,000 of loans required no specific allocation within the loan loss reserve.  Of the $5,196,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix acquisition, $3,220,000 were commercial real estate relationships, $946,000 were residential relationships, $855,000 were commercial real estate – construction relationships, $103,000 were home equity relationships, and $72,000 were commercial and industrial relationships.  There were specific loan loss reserve allocations of $957,000 against the commercial real estate relationships, $67,000 against the residential real estate relationships, $35,000 against the commercial and industrial relationships, and $32,000 against the commercial real estate – construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance of $7,620,000 is adequate as of March 31, 2017 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first three months of 2017 came from the $36,514,000 net increase in deposits and $17,931,000 in proceeds from the sales of available-for-sale investment securities.

Major uses of cash in the first three months of 2017 were $52,464,000 for investment purchases and $20,060,000 for funding the increase in net loans and leases.

Major sources of cash received in the first three months of 2016 came from the $55,538,000 net increase in deposits.

Major uses of cash in the first three months of 2016 were the decrease in short-term borrowings of $31,596,000 and the purchases of investment securities of $29,345,000.

MID PENN BANCORP, INC.

Mid Penn believes its core deposits are generally stable even in periods of changing interest rates.  Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends.  These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy.  Other than the trends of continued competitive pressures and volatile interest rates, there are no known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.0%.  Interest is paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.  The debt issuance costs associated with the Notes were $84,000 at March 31, 2017 and $86,000 at December 31, 2016.

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

Implementation of the deductions and other adjustments to common equity tier 1 capital began on January 1, 2015 and will be phased-in over a three-year period.  The final rules called for the following minimum capital requirements to be considered “well-capitalized” (which include the impact of the capital conservation buffer that was effective January 1, 2016):

	As of January 1,
	2016	2017	2018	2019
Minimum common equity Tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%
Common equity Tier 1 capital conservation buffer	0.625%	1.25%	1.875%	2.5%
Minimum common equity Tier 1 capital ratio plus capital conservation buffer	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity Tier 1 capital	60%	80%	100%	100%
Minimum Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%
Minimum Tier 1 capital ratio plus capital conservation buffer	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus capital conservation buffer	8.625%	9.25%	9.875%	10.5%

MID PENN BANCORP, INC.

The final rules allowed community banks to make a one-time election not to include the additional components of accumulated other comprehensive income (“AOCI”) in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital.  Mid Penn made the election not to include the additional components of AOCI in regulatory capital.

The final rules permanently grandfathered non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets less than $15 billion as of December 31, 2009 and banking organizations that were mutual holding companies as of May 19, 2010.

Consistent with the Dodd-Frank Act, the new rules replaced the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures.  Alternatively, banking organizations may use the existing gross-ups approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250% risk weight.

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

Shareholders’ equity increased by $1,860,000 or 3 percent, from $70,467,000 at December 31, 2016 to $72,327,000 at March 31, 2017.  The increase was attributed to the increase in net income and other comprehensive income during the first quarter of 2017.  The increase from earnings was partially offset by common stock dividends paid during the quarter.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The new minimum capital to risk-adjusted assets requirements, including the capital conservation buffers, began on January 1, 2016 and are illustrated below.  At March 31, 2017, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action and the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2017 and December 31, 2016:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of March 31, 2017:
Tier 1 Capital (to Average Assets)	$71,825	6.8%	$42,223	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	71,825	8.8%	41,872	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	71,825	8.8%	54,127	6.625%	N/A	N/A
Total Capital (to Risk Weighted Assets)	86,988	10.6%	70,467	8.625%	N/A	N/A

Bank
As of March 31, 2017:
Tier 1 Capital (to Average Assets)	$78,588	7.4%	$42,196	4.0%	$52,745	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	78,588	9.6%	41,836	5.125%	53,060	6.5%
Tier 1 Capital (to Risk Weighted Assets)	78,588	9.6%	54,080	6.625%	65,304	8.0%
Total Capital (to Risk Weighted Assets)	86,335	10.6%	70,406	8.625%	81,631	10.0%

Corporation
As of December 31, 2016:
Tier 1 Capital (to Average Assets)	$70,431	6.8%	$41,595	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	34,807	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	46,409	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	85,148	11.0%	61,879	8.0%	N/A	N/A

Bank
As of December 31, 2016:
Tier 1 Capital (to Average Assets)	$77,026	7.4%	$41,568	4.0%	$51,960	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	34,781	4.5%	50,239	6.5%
Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	46,374	6.0%	61,832	8.0%
Total Capital (to Risk Weighted Assets)	84,329	10.9%	61,832	8.0%	77,291	10.0%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2016, as reported in Mid Penn’s Form 10-K filed with the SEC on March 23, 2017.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2017, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2017, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, to determine if there were material changes applicable to the three months ended March 31, 2017.  There are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

•

Exhibit 2.1 – Agreement and Plan of Merger, dated as of March 29, 2017, by and among Mid Penn Bancorp, Inc., Mid Penn Bank, and The Scottdale Bank and Trust Company (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-13677) filed with the SEC on March 30, 2017.)

•

Exhibit 3(i) – The Registrant’s amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Registration Statement on Form S-4 (File No. 333-199740) filed with the SEC on October 31, 2014.)

•	Exhibit 3(ii) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2010.)
•	Exhibit 11 – Statement re: Computation of Per Share Earnings. (Incorporated by reference to Part I Item 1 of this Quarterly Report on Form 10-Q.)
•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 101.INS – XBRL Instance Document
•	Exhibit 101.SCH – XBRL Taxonomy Extension Schema
•	Exhibit 101.CAL – XBRL Taxonomy Extension Calculation Linkbase
•	Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase
•	Exhibit 101.LAB – XBRL Taxonomy Extension Label Linkbase
•	Exhibit 101.PRE – XBRL Taxonomy Extension Presentation Linkbase

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 15, 2017

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	May 15, 2017