Form 10-Q
period 2017-06-30
MID PENN BANCORP INC
filed 2017-08-11
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 11, 2017, the registrant had 4,238,423 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$25,246	$13,493
Interest-bearing balances with other financial institutions	2,813	2,003
Federal funds sold	1,120	30,477
Total cash and cash equivalents	29,179	45,973

Investment securities available for sale, at fair value	111,353	133,625
Investment securities held to maturity, at amortized cost (fair value $71,199 and $0)	71,096	—
Loans held for sale	2,369	1,959
Loans and leases, net of unearned interest	862,307	813,924
Less: Allowance for loan and lease losses	(7,713)	(7,183)
Net loans and leases	854,594	806,741

Bank premises and equipment, net	11,190	11,074
Bank premises and equipment held for sale	—	1,894
Cash surrender value of life insurance	12,911	12,780
Restricted investment in bank stocks	3,985	2,443
Foreclosed assets held for sale	—	224
Accrued interest receivable	3,991	3,928
Deferred income taxes	3,396	4,286
Goodwill	3,918	3,918
Core deposit and other intangibles, net	486	539
Other assets	3,408	3,215
Total Assets	$1,111,876	$1,032,599
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$140,837	$122,811
Interest-bearing demand	339,057	317,533
Money Market	240,107	252,271
Savings	63,232	60,163
Time	204,235	182,595
Total Deposits	987,468	935,373

Short-term borrowings	21,468	—
Long-term debt	13,467	13,581
Subordinated debt	7,419	7,414
Accrued interest payable	788	515
Other liabilities	5,630	5,249
Total Liabilities	1,036,240	962,132

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares;
4,235,237 and 4,233,297 shares issued and outstanding at
June 30, 2017, and at December 31, 2016, respectively	4,235	4,233
Additional paid-in capital	40,775	40,688
Retained earnings	31,637	28,399
Accumulated other comprehensive loss	(1,011)	(2,853)
Total Shareholders’ Equity	75,636	70,467
Total Liabilities and Shareholders' Equity	$1,111,876	$1,032,599

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$9,949	$8,905	$19,651	$17,712
Interest on interest-bearing balances	5	2	7	9
Interest and dividends on investment securities:
U.S. Treasury and government agencies	574	311	1,019	633
State and political subdivision obligations, tax-exempt	264	548	580	1,012
Other securities	64	78	107	172
Interest on federal funds sold	23	15	74	18
Total Interest Income	10,879	9,859	21,438	19,556
INTEREST EXPENSE
Interest on deposits	1,277	1,092	2,481	2,131
Interest on short-term borrowings	13	12	13	25
Interest on long-term and subordinated debt	179	222	359	452
Total Interest Expense	1,469	1,326	2,853	2,608
Net Interest Income	9,410	8,533	18,585	16,948
PROVISION FOR LOAN AND LEASE LOSSES	100	395	225	735
Net Interest Income After Provision for Loan and Lease Losses	9,310	8,138	18,360	16,213
NONINTEREST INCOME
Income from fiduciary activities	200	139	396	245
Service charges on deposits	174	158	379	313
Net gain on sales of investment securities	12	213	20	213
Earnings from cash surrender value of life insurance	66	65	131	135
Mortgage banking income	225	246	416	432
ATM debit card interchange income	232	209	456	409
Merchant services income	92	85	166	152
Net gain on sales of SBA loans	157	75	441	265
Other income	204	208	393	466
Total Noninterest Income	1,362	1,398	2,798	2,630
NONINTEREST EXPENSE
Salaries and employee benefits	4,159	3,723	8,389	7,446
Occupancy expense, net	593	499	1,241	1,046
Equipment expense	370	411	751	846
Pennsylvania bank shares tax expense	160	206	330	409
FDIC Assessment	194	147	388	300
Legal and professional fees	189	183	366	385
Marketing and advertising expense	131	139	238	223
Software licensing	370	334	699	665
Telephone expense	133	143	259	285
Loss on sale or write-down of foreclosed assets	6	28	88	132
Intangible amortization	24	34	53	71
Merger and acquisition expense	14	—	224	—
Other expenses	1,215	1,074	2,334	2,095
Total Noninterest Expense	7,558	6,921	15,360	13,903
INCOME BEFORE PROVISION FOR INCOME TAXES	3,114	2,615	5,798	4,940
Provision for income taxes	769	593	1,459	1,113
NET INCOME	$2,345	$2,022	$4,339	$3,827

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.55	$0.48	$1.02	$0.91
Cash Dividends Paid	$0.13	$0.12	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,
	2017	2016
Net income	$2,345	$2,022

Other comprehensive income:

Unrealized gains arising during the period on available-for-sale
securities, net of income taxes of $763 and $955, respectively	1,480	1,854

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($4) and ($73), respectively (a)	(8)	(140)

Change in defined benefit plans, net of income taxes of ($1) and ($1), respectively (b)	(1)	(2)

Total other comprehensive income	1,471	1,712

Total comprehensive income	$3,816	$3,734

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
Net income	$4,339	$3,827

Other comprehensive income:

Unrealized gains arising during the period on available-for-sale
securities, net of income taxes of $958 and $1,144, respectively	1,859	2,220

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($7) and ($73), respectively (a)	(13)	(140)

Change in defined benefit plans, net of income taxes of ($2) and ($60), respectively (b)	(4)	(116)

Total other comprehensive income	1,842	1,964

Total comprehensive income	$6,181	$5,791

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2017	$4,233	$40,688	$28,399	$(2,853)	$70,467
Net income	—	—	4,339	—	4,339
Total other comprehensive income, net of taxes	—	—	—	1,842	1,842
Employee Stock Purchase Plan (1,940 shares)	2	50	—	—	52
Common stock dividends	—	—	(1,101)	—	(1,101)
Restricted stock activity	—	37	—	—	37
Balance, June 30, 2017	$4,235	$40,775	$31,637	$(1,011)	$75,636

Balance, January 1, 2016	$4,227	$40,559	$23,470	$1,812	$70,068
Net income	—	—	3,827	—	3,827
Total other comprehensive income, net of taxes	—	—	—	1,964	1,964
Employee Stock Purchase Plan (2,289 shares)	2	33	—	—	35
Common stock dividends	—	—	(1,437)	—	(1,437)
Restricted stock activity	—	17	—	—	17
Balance, June 30, 2016	$4,229	$40,609	$25,860	$3,776	$74,474

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net Income	$4,339	$3,827
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	225	735
Depreciation	715	820
Amortization of intangibles	53	71
Net (accretion) amortization of security discounts/premiums	(742)	11,330
Gain on sales of investment securities	(20)	(213)
Earnings on cash surrender value of life insurance	(131)	(135)
Mortgage loans originated for sale	(23,234)	(7,731)
Proceeds from sales of mortgage loans originated for sale	23,240	8,163
Gain on sale of mortgage loans	(416)	(432)
SBA loans originated for sale	(5,605)	(3,318)
Proceeds from sales of SBA loans originated for sale	6,046	3,583
Gain on sale of SBA loans	(441)	(265)
Loss on disposal of property, plant, and equipment	26	—
Loss on sale or write-down of foreclosed assets	88	132
Restricted stock compensation expense	37	17
Deferred income tax (benefit) expense	(65)	16
Increase in accrued interest receivable	(63)	(130)
(Increase) decrease in other assets	(193)	161
Increase in accrued interest payable	273	308
Increase in other liabilities	381	1,847
Net Cash Provided By Operating Activities	4,513	18,786

Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	—	3,330
Proceeds from the sale of available-for-sale securities	37,667	38,501
Proceeds from the maturity or call of available-for-sale securities	3,579	6,264
Purchases of available-for-sale securities	(13,827)	(84,352)
Purchases of held-to-maturity securities	(72,684)	—
(Purchases) redemptions of restricted investment in bank stock	(1,542)	1,623
Net increase in loans and leases	(48,078)	(30,054)
Proceeds from the sale of bank premises and equipment held for sale	2,201	—
Purchases of bank premises and equipment	(1,164)	(319)
Proceeds from the sale of foreclosed assets	136	614
Net Cash Used In Investing Activities	(93,712)	(64,393)

Financing Activities:
Net increase in deposits	52,095	116,397
Net increase (decrease) in short-term borrowings	21,468	(31,596)
Common stock dividend paid	(1,101)	(1,437)
Employee Stock Purchase Plan	52	35
Long-term debt repayment	(109)	(10,116)
Net Cash Provided By Financing Activities	72,405	73,283

Net (decrease) increase in cash and cash equivalents	(16,794)	27,676
Cash and cash equivalents, beginning of period	45,973	13,284
Cash and cash equivalents, end of period	$29,179	$40,960

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,580	$2,300
Income taxes paid	$2,190	$565

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$-	$101

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

Effective March 1, 2016, Mid Penn Insurance Services, LLC, an immaterial subsidiary of the Bank, was liquidated.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the June 30, 2016 and December 31, 2016 balances have been reclassified, when, and if necessary, to conform to the 2017 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)	Investment Securities

Securities to be held for indefinite periods, but not intended to be held to maturity, are classified as available-for-sale and carried at fair value.  Securities held for indefinite periods include securities that management intends to use as part of its asset and liability management strategy and that may be sold in response to liquidity needs, changes in interest rates, resultant prepayment risk, pledging requirements, and other factors related to effective portfolio management.  Securities to be held to maturity are carried at amortized cost.

Realized gains and losses on dispositions are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method.  Unrealized gains and losses on investment securities are based on the difference between the amortized cost and fair value of each security as of the respective reporting date. Unrealized gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through Mid Penn’s consolidated statements of income for the respective period.

ASC Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess, in addition to the credit condition of the underlying issuer, whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.

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

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of June 30, 2017,  December 31, 2016, or June 30, 2016, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to relate to changes in interest rates, and not erosion of credit quality.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, fair value, and unrealized gains and losses on investment securities at June 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$42,629	$-	$858	$41,771
Mortgage-backed U.S. government agencies	28,543	3	307	28,239
State and political subdivision obligations	39,539	70	514	39,095
Corporate debt securities	1,100	5	-	1,105
Equity securities	1,168	15	40	1,143
Total available-for-sale securities	112,979	93	1,719	111,353
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	10,984	24	5	11,003
Mortgage-backed U.S. government agencies	51,248	72	99	51,221
State and political subdivision obligations	8,864	120	9	8,975
Corporate debt securities	-	-	-	-
Equity securities	-	-	-	-
Total held-to-maturity securities	71,096	216	113	71,199
Total	$184,075	$309	$1,832	$182,552

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$48,520	$34	$1,542	$47,012
Mortgage-backed U.S. government agencies	26,181	17	579	25,619
State and political subdivision obligations	61,079	91	2,332	58,838
Corporate debt securities	1,100	-	-	1,100
Equity securities	1,168	-	112	1,056
Total available-for-sale securities	$138,048	$142	$4,565	$133,625

There were no held-to-maturity securities as of December 31, 2016.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note (4) – Fair Value Measurement for more information on the fair value of investment securities.

Investment securities having a fair value of $126,032,000 at June 30, 2017 and $131,469,000 at December 31, 2016, were pledged to secure public deposits and certain other borrowings.

Mid Penn realized gross gains and losses of $77,000 and ($65,000), respectively, on sales of securities available for sale during the three months ended June 30, 2017, while gross gains and losses of $200,000 and ($180,000), respectively, were realized on sales of securities available for sale during the six months ended June 30, 2017.  Mid Penn realized gross gains and losses of $450,000 and ($237,000), respectively, on sales of securities available for sale during the six months ended June 30, 2016.

The following tables present gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2017	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	21	$39,077	$852	1	$2,694	$6	22	$41,771	$858
Mortgage-backed U.S. government agencies	18	26,466	291	1	535	16	19	27,001	307
State and political subdivision obligations	48	24,121	381	7	3,845	133	55	27,966	514
Equity securities	0	-	-	1	550	40	1	550	40
Total temporarily impaired available-for-sale securities	87	89,664	1,524	10	7,624	195	97	97,288	1,719
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	2	4,991	5	0	-	-	2	4,991	5
Mortgage-backed U.S. government agencies	14	22,879	99	0	-	-	14	22,879	99
State and political subdivision obligations	3	1,536	9	0	-	-	3	1,536	9
Total temporarily impaired held-to-maturity securities	19	29,406	113	0	-	-	19	29,406	113
Total	106	$119,070	$1,637	10	$7,624	$195	116	$126,694	$1,832

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2016	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	23	$43,698	$1,542	0	$-	$-	23	$43,698	$1,542
Mortgage-backed U.S. government agencies	18	24,321	579	0	-	-	18	24,321	579
State and political subdivision obligations	108	50,582	2,332	0	-	-	108	50,582	2,332
Equity securities	0	-	-	2	1,056	112	2	1,056	112
Total temporarily impaired available-for-sale securities	149	$118,601	$4,453	2	$1,056	$112	151	$119,657	$4,565

There were no held-to-maturity securities as of December 31, 2016.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than amortized cost and the financial condition and near term prospects of the issuer.  In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis.  For equity securities, management considers the intent and ability to hold securities until recovery of unrealized losses.

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  For the investment securities with an unrealized loss, Mid Penn has concluded, based on its analysis, that the unrealized losses were primarily caused by the movement of interest rates and not due to an erosion of credit quality of the underlying issuers.

At June 30, 2017,             the majority of the unrealized losses on available-for-sale securities in an unrealized loss position were attributed to obligations of state and political subdivisions and U.S. Treasury and government agencies, while the majority of the unrealized losses on held-to-maturity securities in an unrealized loss position were attributed to mortgage-backed U.S. government agencies.  At December 31, 2016,     the majority of the unrealized losses on securities in an unrealized loss position were attributed to state and political subdivision obligations and U.S. Treasury and government agencies.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of June 30, 2017.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
June 30, 2017	Cost	Value	Cost	Value
Due in 1 year or less	$1,293	$1,292	$-	$-
Due after 1 year but within 5 years	20,311	20,178	14,486	14,546
Due after 5 years but within 10 years	47,618	46,801	5,362	5,432
Due after 10 years	14,046	13,700	-	-
	83,268	81,971	19,848	19,978
Mortgage-backed securities	28,543	28,239	51,248	51,221
Equity securities	1,168	1,143	-	-
	$112,979	$111,353	$71,096	$71,199

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $127,000 at June 30, 2017 and $120,000 at December 31, 2016.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance is maintained at a level considered by management to be adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance.  The allowance is based on Mid Penn’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measureable through either the specific and general components. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.

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

The classes of the loan portfolio, summarized by the pass rating (net of deferred fees and costs of $435,000 as of June 30, 2017 and $196,000 as of December 31, 2016), and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of June 30, 2017 and December 31, 2016, are as follows:

(Dollars in thousands)		Special
June 30, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$175,700	$4,385	$1,283	$-	$181,368
Commercial real estate	473,078	1,757	7,306	-	482,141
Commercial real estate - construction	52,543	191	571	-	53,305
Lease financing	307	-	-	-	307
Residential mortgage	101,186	102	1,349	-	102,637
Home equity	38,154	124	393	-	38,671
Consumer	3,878	-	-	-	3,878
	$844,846	$6,559	$10,902	$-	$862,307

(Dollars in thousands)		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$170,780	$937	$801	$-	$172,518
Commercial real estate	437,592	1,683	7,249	-	446,524
Commercial real estate - construction	52,888	202	1,286	-	54,376
Lease financing	425	-	-	-	425
Residential mortgage	97,994	107	1,356	-	99,457
Home equity	37,242	142	224	-	37,608
Consumer	3,016	-	-	-	3,016
	$799,937	$3,071	$10,916	$-	$813,924

Impaired loans by loan portfolio class as of June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$-	$18	$-	$4	$9	$-
Commercial real estate:
Commercial real estate	900	1,390	-	726	1,792	-
Acquired with credit deterioration	573	573	-	842	842	-
Commercial real estate - construction	331	334		618	618
Residential mortgage:
Residential mortgage	902	931	-	848	882	-
Acquired with credit deterioration	324	324	-	389	389	-
Home equity	327	369	-	111	129	-

With an allowance recorded:
Commercial and industrial	$-	$-	$-	$56	$62	$6
Commercial real estate	2,751	2,915	893	2,520	2,646	711
Commercial real estate - construction	240	242	70	242	242	72
Residential mortgage	66	68	66	68	68	68
Home equity	-	-	-	29	49	1

Total Impaired Loans:
Commercial and industrial	$-	$18	$-	$60	$71	$6
Commercial real estate	4,224	4,878	893	4,088	5,280	711
Commercial real estate - construction	571	576	70	860	860	72
Residential mortgage	1,292	1,323	66	1,305	1,339	68
Home equity	327	369	-	140	178	1

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended
	June 30, 2017		June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$36	$-	$11	$-
Commercial real estate:
Commercial real estate	644	-	960	-
Acquired with credit deterioration	644	110	943	-
Commercial real estate - construction	473	-	-	-
Lease financing	-
Residential mortgage:
Residential mortgage	860	7	831	7
Acquired with credit deterioration	326	2	377
Home equity:			66	-
Home equity	90	-	-	-
Acquired with credit deterioration	-	-	-	-
Consumer	-	-	-	-

With an allowance recorded:
Commercial and industrial	$-	$-	$59	$-
Commercial real estate	2,792	-	2,201	-
Commercial real estate - construction	240	-	-	-
Lease financing	-	-	-	-
Residential mortgage	66	-	-	-
Home equity	-	-	17	-
Consumer	-	-	-	-

Total Impaired Loans:
Commercial and industrial	$36	$-	$70	$-
Commercial real estate	4,080	110	4,104	-
Commercial real estate - construction	713	-	-	-
Lease financing	-	-	-	-
Residential mortgage	1,252	9	1,208	7
Home equity	90	-	83	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended
	June 30, 2017		June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$18	$-	$14	$-
Commercial real estate:
Commercial real estate	524	279	1,001	-
Acquired with credit deterioration	738	110	934	-
Commercial real estate - construction	313	-	-	-
Lease financing	-	-	-	-
Residential mortgage:
Residential mortgage	843	18	777	9
Acquired with credit deterioration	350	-	375	4
Home equity	101	2	53	-
Consumer	-

With an allowance recorded:
Commercial and industrial	$-	$-	$61	$-
Commercial real estate	2,660	-	1,851	-
Commercial real estate - construction	144	-	-	-
Lease financing	-	-	-	-
Residential mortgage	40	-	-	-
Home equity	-	-	19	-
Consumer	-	-	-	-

Total Impaired Loans:
Commercial and industrial	$18	$-	$75	$-
Commercial real estate	3,922	389	3,786	-
Commercial real estate - construction	457	-	-	-
Lease financing	-	-	-	-
Residential mortgage	1,233	18	1,152	13
Home equity	101	2	72	-

Nonaccrual loans by loan portfolio class as of June 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Commercial and industrial	$-	$4
Commercial real estate	3,630	2,939
Commercial real estate - construction	571	860
Residential mortgage	690	715
Home equity	327	140
	$5,218	$4,658

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2017 and December 31, 2016 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
June 30, 2017	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$101	$4,083	$-	$4,184	$177,184	$181,368	$-
Commercial real estate:
Commercial real estate	250	43	2,502	2,795	478,773	481,568	-
Acquired with credit deterioration	516	-	57	573	-	573	57
Commercial real estate - construction	371	120	451	942	52,363	53,305	-
Lease financing	-	-	-	-	307	307	-
Residential mortgage:
Residential mortgage	174	-	299	473	101,840	102,313	-
Acquired with credit deterioration	32	-	226	258	66	324	-
Home equity	13	-	298	311	38,360	38,671	-
Consumer	-	-	-	-	3,878	3,878	-
Total	$1,457	$4,246	$3,833	$9,536	$852,771	$862,307	$57

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2016	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$164	$12	$4	$180	$172,338	$172,518	$-
Commercial real estate:
Commercial real estate	475	-	1,004	1,479	444,203	445,682	-
Acquired with credit deterioration	-	-	59	59	783	842	59
Commercial real estate - construction	-	404	84	488	53,888	54,376	-
Lease financing	-	-	-	-	425	425	-
Residential mortgage:
Residential mortgage	548	124	237	909	98,159	99,068	-
Acquired with credit deterioration	-	-	238	238	151	389	-
Home equity	33	13	125	171	37,437	37,608	-
Consumer	-	-	-	-	3,016	3,016	-
Total	$1,220	$553	$1,751	$3,524	$810,400	$813,924	$59

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, June 30, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2017	$1,630	$4,715	$101	$1	$532	$364	$3	$274	$7,620
Charge-offs	-	(30)	-	-	-	-	(10)	-	(40)
Recoveries	3	22	-	-	2	5	1	-	33
Provisions	(5)	274	39	-	5	35	10	(258)	100
Ending balance,
June 30, 2017	$1,628	$4,981	$140	$1	$539	$404	$4	$16	$7,713

(Dollars in thousands)
As of, and for the six months ended, June 30, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2017	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(12)	(30)	-	-	(18)	-	(16)	-	(76)
Recoveries	7	361	-	-	4	5	4	-	381
Provisions	53	327	(4)	-	12	20	13	(196)	225
Ending balance,
June 30, 2017	1,628	4,981	140	1	539	404	4	16	7,713
Ending balance:
individually evaluated for impairment	-	893	70	-	66	-	-	-	1,029
Ending balance:
collectively evaluated for impairment	$1,628	$4,088	$70	$1	$473	$404	$4	$16	$6,684

Loans receivables:
Ending balance	$181,368	$482,141	$53,305	$307	$102,637	$38,671	$3,878	$-	$862,307
Ending balance:
individually evaluated for impairment	-	3,651	571	-	968	327	-	-	5,517
Ending balance:
acquired with credit deterioration	-	573	-	-	324	-	-	-	897
Ending balance:
collectively evaluated for impairment	$181,368	$477,917	$52,734	$307	$101,345	$38,344	$3,878	$-	$855,893

(Dollars in thousands)
As of, and for the three months ended, June 30, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2016	$1,427	$3,777	$119	$1	$516	$303	$9	$287	$6,439
Charge-offs	-	(54)	-	-	-	(25)	(7)	-	(86)
Recoveries	1	136	-	-	25	-	2	-	164
Provisions	(56)	382	1	-	(20)	47	5	36	395
Ending balance,
June 30, 2016	$1,372	$4,241	$120	$1	$521	$325	$9	$323	$6,912

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of, and for the six months ended, June 30, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2016	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	-	(150)	-	-	-	(25)	(10)	-	(185)
Recoveries	2	161	-	-	25	-	6	-	194
Provisions	(23)	678	(33)	-	(38)	33	1	117	735
Ending balance,
June 30, 2016	1,372	4,241	120	1	521	325	9	323	6,912
Ending balance:
individually evaluated for impairment	3	769	-	-	-	2	-	-	774
Ending balance:
collectively evaluated for impairment	$1,369	$3,472	$120	$1	$521	$323	$9	$323	$6,138

Loans receivables:
Ending balance	$160,278	$410,786	$56,074	$565	$103,822	$34,579	$3,049	$-	$769,153
Ending balance:
individually evaluated for impairment	68	3,657	-	-	824	81	-	-	4,630
Ending balance:
acquired with credit deterioration	-	951	-	-	370	-	-	-	1,321
Ending balance:
collectively evaluated for impairment	$160,210	$406,178	$56,074	$565	$102,628	$34,498	$3,049	$-	$763,202

(Dollars in thousands)
December 31, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Ending balance:
individually evaluated for impairment	6	711	72	-	68	1	-	-	858
Ending balance:
collectively evaluated for impairment	$1,574	$3,612	$72	$1	$473	$378	$3	$212	$6,325

Loans receivable:
Ending balance	$172,518	$446,524	$54,376	$425	$99,457	$37,608	$3,016	$-	$813,924
Ending balance:
individually evaluated for impairment	60	3,246	860	-	916	140	-	-	5,222
Ending balance:
acquired with credit deterioration	-	842	-	-	389	-	-	-	1,231
Ending balance:
collectively evaluated for impairment	$172,458	$442,436	$53,516	$425	$98,152	$37,468	$3,016	$-	$807,471

The recorded investments in troubled debt restructured loans at June 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2017	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	$3,457	$4,003	$2,407
Residential mortgage	759	743	623
	$4,216	$4,746	$3,030

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2016	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$5
Commercial real estate	4,569	4,031	2,871
Residential mortgage	759	757	639
	$5,368	$4,823	$3,515

Mid Penn entered into forbearance or modification agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn had troubled debt restructured loans at June 30, 2017 totaling $3,030,000.  Four loans totaling $557,000 represented accruing impaired residential loans to unrelated borrowers in compliance with the terms of the modification, with one loan comprising $503,000 of this total.  The remaining $2,473,000 representing ten loans among four relationships are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $2,057,000 of the total $2,473,000 in nonaccrual impaired troubled debt restructured loans.

At December 31, 2016, Mid Penn’s troubled debt restructured loans totaled $3,515,000, of which five loans totaling $877,000 represented accruing impaired loans in compliance with the terms of the modification.  Of the $877,000, four are accruing impaired residential mortgages to unrelated borrowers totaling $571,000 and the other one is an accruing impaired commercial real estate loan for $306,000.  The remaining $2,638,000 representing ten loans among four relationships are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships account for $2,170,000 of the $2,638,000 nonaccrual impaired troubled debt restructured loan total.

As a result of management evaluations at June 30, 2017, June 30, 2016, and December 31, 2016, any specific allocations and charge-offs have been taken as appropriate. During the periods ended June 30, 2017 and June 30, 2016, there were no charge-offs associated with troubled debt restructured loans under forbearance agreements.  There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three and six months ended June 30, 2017 and 2016.

There were no additional troubled debt restructured loans added during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, Mid Penn had no residential real estate held in other real estate owned. There were three consumer mortgage loans secured by residential real estate properties totaling $140,000 for which formal foreclosure proceedings were in process.  As of December 31, 2016, Mid Penn had $57,000 of residential real estate held in other real estate owned, and no loans for which formal foreclosure proceedings were in process.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables provide activity for the accretable yield of acquired impaired loans for the three and six months ended June 30, 2017.

(Dollars in thousands)
Accretable yield, April 1, 2017	$80
Accretable yield amortized to interest income	(12)
Reclassification from nonaccretable difference (a)	-
Accretable yield, June 30, 2017	$68

(Dollars in thousands)

Accretable yield, January 1, 2017	$67
Accretable yield amortized to interest income	(22)
Reclassification from nonaccretable difference (a)	23
Accretable yield, June 30, 2017	$68

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(4)	Fair Value Measurement

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

Inputs to valuation techniques refer to the assumptions that market participants would use in measuring the fair value of an asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own belief about the assumptions market participants would use in pricing the asset or liability based upon the best information available in the circumstances.  Fair value measurement and disclosure guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  An asset’s or liability’s placement in the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement or disclosure.  The fair value hierarchy is as follows:

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

There were no transfers of assets between fair value Level 1 and Level 2 for the six months ended June 30, 2017 and 2016.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$41,771	$-	$41,771	$-
Mortgage-backed U.S. government agencies	28,239	-	28,239	-
State and political subdivision obligations	39,095	-	39,095	-
Corporate debt securities	1,105		1,105
Equity securities	1,143	1,143	-	-
Total	$111,353	$1,143	$110,210	$-

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$47,012	$1,864	$45,148	$-
Mortgage-backed U.S. government agencies	25,619	-	25,619	-
State and political subdivision obligations	58,838	-	58,838	-
Corporate debt securities	1,100	-	1,100
Equity securities	1,056	1,056	-	-
Total	$133,625	$2,920	$130,705	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,061	$-	$-	$2,061
Foreclosed Assets Held for Sale	-	-	-	-
Mortgage Servicing Rights	135	-	-	135

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,404	$-	$-	$2,404
Foreclosed Assets Held for Sale	135	-	-	135
Mortgage Servicing Rights	144	-	-	144

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,061	Appraisal of collateral (a)	Appraisal adjustments (b)	26% - 43%	35%
Foreclosed Assets Held for Sale	-	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	0% - 0%	0%
Mortgage Servicing Rights	135	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	365%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,404	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 70%	30%
Foreclosed Assets Held for Sale	135	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	26% - 31%	27%
Mortgage Servicing Rights	144	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	365%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

Impaired Loans (included in “Net Loans and Leases” in the following tables):

Mid Penn’s rating system assumes any loans classified as substandard and nonaccrual to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral dependent.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance for loan loss issues; however no allowance recommendation will be made until Mid Penn is in receipt of the updated valuation.

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

Mid Penn actively monitors the values of collateral on impaired loans.  This monitoring may require the modification of collateral values, either in a positive or negative way, due to the passage of time or some other change in one or more valuation inputs.  Collateral values for impaired loans will be reassessed by management at least every 12 months for possible revaluation by an independent third party.

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

Deposits:

The fair value for demand deposits (e.g., interest and noninterest checking, savings, and money market deposit accounts) is, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts).  Fair value for fixed-rate certificates of deposit was estimated using a discounted cash flow calculation by combining all fixed-rate certificates into a pool with a weighted average yield and a weighted average maturity for the pool and comparing the pool with interest rates currently being offered on a similar maturity.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2017 and December 31, 2016.

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$29,179	$29,179	$45,973	$45,973
Available-for-sale investment securities	111,353	111,353	133,625	133,625
Held-to-maturity investment securities	71,096	71,199	-	-
Loans held for sale	2,369	2,369	1,959	1,959
Net loans and leases	854,594	874,192	806,741	824,293
Restricted investment in bank stocks	3,985	3,985	2,443	2,443
Accrued interest receivable	3,991	3,991	3,928	3,928
Mortgage servicing rights	135	135	144	144

Financial liabilities:
Deposits	$987,468	$988,200	$935,373	$935,075
Short-term borrowings	21,468	21,468	-	-
Long-term debt	13,467	12,149	13,581	13,614
Subordinated debt	7,419	7,420	7,414	7,534
Accrued interest payable	788	788	515	515

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2017 and December 31, 2016.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2017	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$71,096	$71,199	$-	$71,199	$-
Net loans and leases	854,594	874,192	-	-	874,192

Financial instruments - liabilities
Deposits	$987,468	$988,200	$-	$988,200	$-
Short-term borrowings	21,468	21,468		21,468
Long-term debt	13,467	12,149	-	12,149	-
Subordinated debt	7,419	7,420	-	7,420	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$806,741	$824,293	$-	$-	$824,293

Financial instruments - liabilities
Deposits	$935,373	$935,075	$-	$935,075	$-
Long-term debt	13,581	13,614	-	13,614	-
Subordinated debt	$7,414	$7,534		$7,534

(5)	Guarantees and Commitments

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $23,595,000 and $14,000,000 standby letters of credit outstanding as of June 30, 2017 and December 31, 2016, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of June 30, 2017 and December 31, 2016 for payment under standby letters of credit issued was not material.

As of June 30, 2017, Mid Penn had entered into fixed asset acquisition commitments related to (i) purchasing a commercial building in Harrisburg, PA for $2,100,000; (ii) purchasing two vacant and undeveloped lots adjacent to the commercial building for approximately $462,000; and (iii) purchasing vacant land in Halifax, PA for approximately $504,000. The commercial building and adjacent lots in Harrisburg, PA will be renovated at some future time to serve as an administrative center for the Company. The Halifax land will be the site upon which Mid Penn Bank will construct a new retail office (the Company has received all required bank regulatory approvals for this branch). The purchase of the building and lots were closed and settlement payments made in July 2017.  The properties are not expected to have related construction or renovations and improvements completed until late 2017 or possibly beginning in 2018; therefore, any additional costs incurred related to these properties in 2017 are not expected to have a material impact on the 2017 financial statements.

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

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the Notes were $81,000 at June 30, 2017 and $86,000 at December 31, 2016.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$9	$8	$1	$1
Interest cost	11	11	5	5
Amortization (accretion) of prior service cost	4	8	(6)	6
Net periodic benefit cost	$24	$27	$-	$12

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$18	$17	$2	$2
Interest cost	22	23	10	11
Amortization (accretion) of prior service cost	7	25	(12)	91
Net periodic benefit cost	$47	$65	$-	$104

(8)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - June 30, 2017	$(1,073)	$62	$(1,011)

Balance - December 31, 2016	$(2,919)	$66	$(2,853)

(9)	Common Stock

On June 25, 2014, the 2014 Restricted Stock Plan (the “Plan”) provides awards that shall not exceed, in the aggregate, 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of June 30, 2017, a total of 16,045 restricted shares were granted under the plan, with 2,990 of the granted shares being vested, while the remaining 13,055 granted shares remain unvested.  The Plan grants and vesting  resulted in $19,000 in compensation expense for the three months ended June 30, 2017, while $8,000 expense was recorded for the three months ended June 30, 2016.  Compensation expense related to the Plan was $37,000 for the six months ended June 30, 2017, while it was $17,000 for the same period in 2016.

(10)	Earnings per Common Share

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per common share.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017		2016
Net income	$2,345	$2,022	$	$4,339	$3,827

Weighted average common shares outstanding	4,234,291	4,227,992		4,234,525	4,227,362

Basic earnings per common share	$0.55	$0.48	$	$1.02	$0.91

Mid Penn had no dilutive instruments outstanding during the periods ended June 30, 2017 and 2016.

(11)	Recent Accounting Pronouncements

ASU 2017-08:  The Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities.

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

It is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those years. For all other entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

Mid Penn has early adopted this standard, and the financial statements as of and for the three month and six month periods ended June 30, 2017, reflect the impact of premium amortization on callable debt securities to the earliest call date.   The adoption of this ASU did not have a material impact on Mid Penn’s consolidated financial statements.

ASU 2017-07:  The FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

ASU 2017-05:  The FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.

The ASU was issued to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. Moving forward, the new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances.  Specifically, it clarifies the scope of Subtopic 610-20 by defining the term “in substance nonfinancial asset”.  If substantially all of the fair value of the assets (recognized and unrecognized) promised to a counterparty in a contract is concentrated in nonfinancial assets, a financial asset in the same arrangement would still be considered part of an in substance nonfinancial asset. Also, nonfinancial assets may include nonfinancial assets contained within a legal entity that is transferred to a counterparty (e.g., through transfer of ownership interest). It clarifies also that derecognition of a business is not in scope of Subtopic 610-20, but rather, is governed by Topic 810.

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

Mid Penn has evaluated this ASU and does not anticipate the adoption to have a material impact on its consolidated financial statements since Mid Penn typically does not engage in partial sale transactions.

ASU 2017-04:  The FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.

The amendments in this ASU are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.  To simplify the subsequent measurement of goodwill, the Update eliminates Step 2 from the goodwill impairment test.  An entity should now perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

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

ASU 2016-15:  The FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments.

The ASU clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are intended to reduce diversity in practice.

•	Cash payments for debt prepayment or extinguishment costs will be classified in financing activities.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Mid Penn is currently evaluating this ASU, particularly related to cash payments for debt prepayment costs and cash proceeds received from the settlement of BOLI policies as these areas might affect Mid Penn in the future.  This ASU, however, is not expected to have a material impact on Mid Penn’s operating results and consolidated financial statements because the guidance only affects the classification within the statement of cash flows.

ASU 2016-13:  The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”) should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis.  The subsequent accounting for PCD financial assets is the same expected loss model described above.

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

As disclosed in Note 9, Common Stock, Mid Penn currently provides share-based stock compensation to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.   Mid Penn adopted this ASU in the first quarter of 2017 and the adoption had no material impact on Mid Penn’s consolidated financial statements.

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

Mid Penn occupies certain offices under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  Mid Penn expects to recognize lease liabilities and ROU assets associated with these lease agreements as required by the ASU; however, the extent of the prospective impact on Mid Penn’s consolidated financial statements and the materiality will be dependent upon the extent and type of lease arrangements involving Mid Penn at the time of the adoption of this standard.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

ASU 2016-01:  The FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.

This ASU requires equity investments to be measured at fair value with changes in fair value recognized in net income, excluding equity investments that are consolidated or accounted for under the equity method of accounting.  The ASU allows equity investments without readily determinable fair values to be measured at cost minus impairment, with a qualitative assessment required to identify impairment.  The ASU also requires public companies to use exit prices to measure the fair value of financial instruments, eliminates the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost, and requires separate presentation of financial assets and liabilities based on form and measurement category.  In addition, for liabilities measured at fair value under the fair value option, the changes in fair value due to changes in instrument-specific credit risk should be recognized in OCI.

This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.

As of June 30, 2017, Mid Penn held $1,171,000 of equity investments (excluding restricted investments in bank stocks).  Mid Penn does not expect to make significant increases in the volume of its equity investments; therefore, the adoption of this ASU is not expected to be material to Mid Penn’s consolidated financial statements.

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

If the merger is completed, Scottdale shareholders will have the right to receive for each share of Scottdale common stock they own, at their election, (i) $1,166 in cash or (ii) a fraction of a share (the “exchange ratio”) of Mid Penn common stock determined by dividing (y) $1,166 by (z) the 10 trading day per share volume-weighted average price for Mid Penn common stock ending on the date that is five business days prior to the closing of the merger (the “Average Price”), provided that in no event may the exchange ratio be less than 38.88 or greater than 44.86, respectively. Scottdale shareholders may also elect to receive a combination of cash and Mid Penn common stock. The Merger Agreement provides that not less than 90% of the outstanding shares of Scottdale common stock will be converted into the right to receive shares of Mid Penn common stock and the remainder of the outstanding shares of Scottdale common stock will be converted into the right to receive cash.  However, the percentage of Scottdale common stock converted to the right to receive Mid Penn common stock could be adjusted down to 85% in the event that shareholders perfecting their dissenters’ rights reach 15% of the outstanding shares of Scottdale common stock.

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

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2017, compared to year-end 2016, and the Results of Operations for the three and six months ended June 30, 2017, compared to the same periods in 2016.  For comparative purposes, the June 30, 2016 and December 31, 2016 balances have been reclassified, when, and if necessary, to conform to the 2017 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements.  Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in the 2016 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of potentially slowing or volatile future economic conditions on Mid Penn and its customers;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•	an increase in the Pennsylvania Bank Shares Tax to which Mid Penn Bank’s capital stock is currently subject, or imposition of any additional taxes on Mid Penn or Mid Penn Bank;
•	impacts of the capital and liquidity requirements imposed by the Basel III standards and other regulatory pronouncements and rules;
•

the effect of changes in accounting policies and practices, as may be adopted by the supervisory agencies, as well as the Public Company Accounting Oversight Board, Financial Accounting Standards Board, and other accounting standard setters;

•

the risks of changes in interest rates on the level and composition of deposits and other funding sources, loan demand and yields, values of loan collateral, securities and yields, and interest rate protection agreements;

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
•

our ability to implement business strategies, including our proposed acquisition of The Scottdale Bank and Trust Co. (Scottdale), and other business acquisition activities and organic branch, product and service expansion strategies;

•	our current and future acquisition strategies may not be successful in locating or acquiring advantageous targets at favorable prices;
•

our ability to successfully integrate any banks, companies, assets, liabilities, customers, systems and management personnel we acquire into our operations, including those related to our proposed acquisition of Scottdale, and our ability to realize related revenue synergies and cost savings within expected time frames;

•

potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

•	our ability to attract and retain qualified management and personnel;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	results of regulatory examination and supervision processes;
•	our ability to maintain compliance with the exchange rules of The NASDAQ Stock Market LLC;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	acts of war or terrorism;
•	disruptions due to flooding, severe weather, or other natural disasters of Acts of God; and
•	volatilities in the securities markets.

The above list of factors that may affect future performance is illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with this understanding of inherent uncertainty.

MID PENN BANCORP, INC.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and conform to general practices within the banking industry.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates that we used are also based on historical experiences and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

Management of the Company considers the accounting judgments relating to the allowance, the evaluation of the Company’s investment securities for other-than-temporary impairment, the valuation of the Company’s goodwill for impairment, and the valuation of assets acquired and liabilities assumed in business combinations, to be the accounting areas that require the most subjective and complex judgments.

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

Valuations for the investment portfolio are determined using quoted market prices, where available.  If quoted market prices are not available, investment valuation is based on pricing models, quotes for similar investment securities, and observable yield curves and spreads.  In addition to securities valuation, management must assess whether there are any declines in value below the carrying value of the investments that should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of the loss in the consolidated statement of income.

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

Results of Operations

Overview

Net income was $2,345,000 or $0.55 per common share, for the quarter ended June 30, 2017, compared to net income of $2,022,000 or $0.48 per common share, for the quarter ended June 30, 2016.  During the six months ended June 30, 2017, net income was $4,339,000 or $1.02 per common share, versus $3,827,000 or $0.91 per common share, for the six months ended June 30, 2016.

Net income as (i) a percent of average assets (return on average assets, or “ROA”) and (ii) shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Return on average assets	0.86%	0.82%	0.82%	0.80%
Return on average equity	12.74%	11.28%	12.05%	10.75%

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

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended June 30, 2017 and 2016.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	June 30, 2017				June 30, 2016
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$2,663	$5		0.75%	$1,067	$2		0.75%
Investment Securities:
Taxable	122,661	604		1.98%	81,829	353		1.74%
Tax-Exempt	50,052	401	(a)	3.21%	82,576	829	(a)	4.04%
Total Securities	172,713	1,005		2.33%	164,405	1,182		2.89%

Federal Funds Sold	8,766	23		1.05%	14,207	15		0.42%
Loans and Leases, Net	848,980	10,060	(b)	4.75%	753,734	9,053	(b)	4.83%
Restricted Investment in Bank Stocks	2,702	33		4.90%	2,851	36		5.08%
Total Earning Assets	1,035,824	11,126		4.31%	936,264	10,288		4.42%

Cash and Due from Banks	21,728				12,296
Other Assets	33,831				39,248
Total Assets	$1,091,383				$987,808

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$335,556	294		0.35%	$286,879	241		0.34%
Money Market	249,928	357		0.57%	232,455	321		0.56%
Savings	63,372	10		0.06%	60,554	9		0.06%
Time	193,688	616		1.28%	169,047	521		1.24%
Total Interest-bearing Deposits	842,544	1,277		0.61%	748,935	1,092		0.59%

Short-term Borrowings	4,472	13		1.17%	1,405	12		3.44%
Long-term Debt	13,496	80		2.38%	35,607	123		1.39%
Subordinated Debt	7,417	99		5.35%	7,430	99		5.36%
Total Interest-bearing Liabilities	867,929	1,469		0.68%	793,377	1,326		0.67%

Noninterest-bearing Demand	138,423				113,249
Other Liabilities	11,188				6,380
Shareholders' Equity	73,843				74,802
Total Liabilities & Shareholders' Equity	$1,091,383				$987,808

Net Interest Income		$9,657				$8,962

Total Yield on Earning Assets				4.31%				4.42%
Rate on Supporting Liabilities				0.68%				0.67%
Average Interest Spread				3.63%				3.75%
Net Interest Margin				3.74%				3.85%

(a)	includes tax-equivalent adjustments on interest from tax-free municipal securities of $136,000 and $282,000 for the three months ended June 30, 2017 and 2016, respectively
(b)	includes tax equivalent adjustments on interest from tax-free municipal loans of $111,000 and $147,000 for the three months ended June 30, 2017 and 2016, respectively

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended
(Dollars in thousands)	June 30, 2017				June 30, 2016
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$2,462	$7		0.57%	$1,109	$9		1.63%
Investment Securities:
Taxable	109,670	1,070		1.97%	80,053	723		1.82%
Tax-Exempt	52,511	879	(a)	3.38%	75,592	1,533	(a)	4.08%
Total Securities	162,181	1,949		2.42%	155,645	2,256		2.91%

Federal Funds Sold	15,976	74		0.93%	8,073	18		0.45%
Loans and Leases, Net	836,702	19,885	(b)	4.79%	748,494	18,001	(b)	4.84%
Restricted Investment in Bank Stocks	2,518	56		4.48%	3,017	82		5.47%
Total Earning Assets	1,019,839	21,971		4.34%	916,338	20,366		4.47%

Cash and Due from Banks	18,647				12,081
Other Assets	34,268				38,023
Total Assets	$1,072,754				$966,442

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$329,617	570		0.35%	$275,697	468		0.34%
Money Market	250,396	705		0.57%	225,450	623		0.56%
Savings	62,455	18		0.06%	59,084	17		0.06%
Time	188,988	1,188		1.27%	166,313	1,023		1.24%
Total Interest-bearing Deposits	831,456	2,481		0.60%	726,544	2,131		0.59%

Short-term Borrowings	2,256	13		1.16%	4,767	25		1.05%
Long-term Debt	13,525	161		2.40%	37,943	254		1.35%
Subordinated Debt	7,416	198		5.38%	7,452	198		5.34%
Total Interest-bearing Liabilities	854,653	2,853		0.67%	769,254	2,608		0.68%

Noninterest-bearing Demand	134,000				109,482
Other Liabilities	11,492				14,486
Shareholders' Equity	72,609				73,220
Total Liabilities & Shareholders' Equity	$1,072,754				$966,442

Net Interest Income		$19,118				$17,758

Total Yield on Earning Assets				4.34%				4.47%
Rate on Supporting Liabilities				0.67%				0.68%
Average Interest Spread				3.67%				3.79%
Net Interest Margin				3.78%				3.90%

(a)	includes tax equivalent adjustments on interest from tax-free municipal securities of $299,000 and $520,000 for the six months ended June 30, 2017 and 2016, respectively

(b)	includes tax equivalent adjustments on interest from tax-free municipal loans of $234,000 and $289,000 for the six months ended June 30, 2017 and 2016, respectively

MID PENN BANCORP, INC.

Taxable-equivalent net interest income was $9,657,000 for the three months ended June 30, 2017, an increase of $695,000 or 8 percent compared to the three months ended June 30, 2016.  During the six months ended June 30, 2017, taxable-equivalent net interest income increased $1,360,000 or 8 percent to $19,118,000 from $17,758,000 during the six months ended June 30, 2016.  Net interest income in the first half of 2017 was positively impacted by core loan growth funded by lower-cost deposits, as well as the recognition of $279,000 of loan income from the successful workout of a loan relationship that included a previous charge-off in 2010.

For the three months ended June 30, 2017, Mid Penn’s tax-equivalent net interest margin was 3.74% compared to 3.85% for the three months ended June 30, 2016.  For the six months ended June 30, 2017, Mid Penn’s tax-equivalent net interest margin was 3.78% versus 3.90% for the six months ended June 30, 2016.  The decrease in the net interest margin year over year was primarily attributed to the lower yield earned on the investment portfolio.  For the first six months of 2017, the overall investment portfolio yield was 2.42%, compared to an investment portfolio yield of 2.91% for the same period in 2016.  The reduction was attributed to Mid Penn establishing, in the first half of 2017, a $71,096,000 held-to-maturity investment portfolio comprised primarily of lower-risk and lower-yielding U.S. Treasury notes and U.S. agency mortgage-backed securities.  The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposit pledging requirements.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in Mid Penn’s asset and liability management and related interest rate risk simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Board of Governors of the Federal Reserve System.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first six months of 2017, and shifting collateral values from December 31, 2016 to June 30, 2017.

Based upon its analysis of loan and lease loss allowance adequacy, management recorded a $100,000 loan loss provision for the three months ended June 30, 2017, compared to a provision of $395,000 for the three months ended June 30, 2016.  During the six months ended June 30, 2017, the provision for loan and lease losses was $225,000 compared to $735,000 for the six months ended June 30, 2016.  The amount of the loan loss provision for the first six months of 2017 was less than the same period in 2016 as Mid Penn had net loan recoveries of $305,000 in the first six months of 2017 which substantially increased the allowance for loan loss balance.  The allowance as a percentage of total loans was 0.89% at June 30, 2017, compared to 0.88% at December 31, 2016.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended June 30, 2017, noninterest income was $1,362,000 reflecting a decrease of $36,000 or 3 percent compared to noninterest income of $1,398,000 for the three months ended June 30, 2016.  For the six months ended June 30, 2017, noninterest income totaled $2,798,000, an increase of $168,000 or 6 percent, compared to noninterest income of $2,630,000 for the same period in 2016.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance
Income from fiduciary activities	$200	$139	$61	44%
Service charges on deposits	174	158	16	10%
Net gain on sales of investment securities	12	213	(201)	-94%
Net gain on sales of SBA loans	157	75	82	109%
Other income	204	208	(4)	-2%

(Dollars in Thousands)	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance
Income from fiduciary activities	$396	$245	$151	62%
Service charges on deposits	379	313	66	21%
Net gain on sales of investment securities	20	213	(193)	-91%
Net gain on sales of SBA loans	441	265	176	66%
Other income	393	466	(73)	-16%

MID PENN BANCORP, INC.

Income from fiduciary activities was $396,000 for the first six months of 2017, an increase of $151,000 or 62 percent compared to fiduciary income of $245,000 during the same period in 2016.  These additional revenues were attributed to wealth management assets under management significantly increasing over the past twelve months as a result of successful business development efforts by Mid Penn’s expanded team of trust and retail investment officers.

For the six months ended June 30, 2017, service charges on deposits were $379,000, an increase of $66,000 or 21 percent, compared to service charges of $313,000 for the six months ended June 30, 2016.  This increase was driven by an increase in the volume of transactional deposit accounts, and by an increase in overdraft charges collected.

Net gains on sales of securities was $20,000 for the first six months of 2017, a decrease of $193,000 or 91 percent compared to net gains on sales of securities of $213,000 during the same period ended June 30, 2016.  During the second quarter of 2016, Mid Penn took advantage of favorable market conditions and increased fair values on several securities to reposition some of its investment portfolio, including selling a large volume of longer-term and rate-sensitive CMOs, as well as certain municipal bonds and agency notes.  The securities sales in the first half of 2017 also involved strategic portfolio management, but were fewer in both volume and net gain impact compared to securities sales in the first half of 2016.

Mid Penn experienced increased origination and sales activity in Small Business Administration (“SBA”) loans, resulting in gains of $441,000 from related loan sales during the first six months of 2017.  The gains on SBA loan sales for the first half of 2017 reflected an increase of $176,000 or 66 percent compared to SBA loan sales gains of $265,000 for the first six months of 2016.  More qualified small business borrowers continue to take advantage of Mid Penn’s Preferred Lender status with the SBA.

Other noninterest income declined $73,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  The decrease was attributed to Mid Penn realizing an $86,000 from the gain on the sale of insurance policies during the first half of 2016.  The sale of the insurance policies occurred upon the dissolution of Mid Penn Insurance Services, LLC, a then wholly-owned subsidiary of Mid Penn Bank.

Noninterest Expense

During the three months ended June 30, 2017, noninterest expenses totaled $7,558,000, an increase of $637,000 or 9 percent compared to noninterest expenses of $6,921,000 for the three months ended June 30, 2016.  Noninterest expenses for the six months ended June 30, 2017 totaled $15,360,000, an increase of $1,457,000 or 10 percent compared to noninterest expenses of $13,903,000 for the first six months of 2016.

The changes were primarily a result of the following components of noninterest expense which had notable variances when comparing results for periods ending in 2017 versus the similar periods in 2016:

(Dollars in Thousands)	Three Months Ended June 30,
	2017	2016	$ Variance	% Variance
Salaries and employee benefits	$4,159	$3,723	$436	12%
Occupancy expense, net	593	499	94	19%
Pennsylvania bank shares tax expense	160	206	(46)	-22%
FDIC Assessment	194	147	47	32%
Other expenses	1,215	1,074	141	13%

(Dollars in Thousands)	Six Months Ended June 30,
	2017	2016	$ Variance	% Variance
Salaries and employee benefits	$8,389	$7,446	$943	13%
Occupancy expense, net	1,241	1,046	195	19%
Pennsylvania bank shares tax expense	330	409	(79)	-19%
FDIC Assessment	388	300	88	29%
Other expenses	2,334	2,095	239	11%

Salaries and employee benefits expense increased $943,000 during the first six months of 2017 versus the same period in 2016, with the increase attributable to (i) the addition of lending personnel, credit support staff, and executive management in alignment with Mid Penn’s core banking growth; (ii) added retail staff for the Oregon Pike, New Holland, and Orwigsburg offices opened after June of 2016, and (iii) increased healthcare costs from Mid Penn’s self-funded medical plan during the first half of 2017.

Occupancy expenses for the six months ended June 30, 2017 increased $195,000 or 19 percent compared to the same period in 2016, primarily due to the facility operating costs associated with Mid Penn opening three new branch offices and loan production offices in Lancaster and Franklin Counties in Pennsylvania, during the past twelve months.

Pennsylvania bank shares tax expense decreased $79,000 during the six months ended June 30, 2017 versus the same period in 2016, due to tax credits generated from Mid Penn’s increased level of Pennsylvania tax-credit-eligible donations to support education and economic development throughout the markets it serves.

MID PENN BANCORP, INC.

Mid Penn’s FDIC assessment increased by $88,000 or 29 percent from $300,000 during the six months ended June 30, 2016, to $388,000 during the six months ended June 30, 2017, due to the Company’s growing deposits and assets, which increased the base amount used to determine the FDIC insurance assessment.

Other expenses for the three months ended June 30, 2017 increased $141,000 or 13 percent compared to the same period in 2016.  Other expenses increased by $239,000 or 11 percent from $2,095,000 during the six months ended June 30, 2016 to $2,334,000 for the six months ended June 30, 2017.  The change is primarily attributable to franchise expansion and an increase in the number of operating locations and the overall number of Company personnel, resulting in increased non-compensation employee expenses including travel, business meals, and other employee management expenses.  Also contributing to the increase in other expenses was an increase in the amount and volume of charitable donations across the extended Company footprint, with many of these donations generating tax credits which, depending upon the credit, reduced either Pennsylvania bank shares tax or federal income tax liabilities.

Income Taxes

The provision for income taxes was $769,000 for the three months ended June 30, 2017 compared to $593,000 for the three months ended June 30, 2016.  The effective tax rate for the three months ended June 30, 2017 was 24.7% compared to 22.7% for the three months ended June 30, 2016.   The provision for income taxes for the six months ended June 30, 2017 was $1,459,000 compared to $1,113,000 during the same period in 2016.  The effective tax rate for the six months ended June 30, 2017 was 25.2% compared to 22.5% for the six months ended June 30, 2016.   In addition to the increased pre-tax income in 2017, contributing to the increase in the effective tax rates for 2017, a portion of Mid Penn’s merger-related expenses of $224,000 are nondeductible for federal income tax purposes.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and BOLI, as well as the impact of tax credits.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $1,111,876,000 as of June 30, 2017, an increase of $79,277,000 or 8 percent compared to total assets of $1,032,599,000 as of December 31, 2016.  In the first six months of 2017, Mid Penn realized favorable loan growth, primarily in commercial relationships, of $47,853,000 or 6 percent since December 31, 2016.  This asset and loan growth was substantially funded by an increase in deposits of $52,095,000 or over 5 percent since year-end 2016.

Loans

Total portfolio loans (excluding loans held for sale) at June 30, 2017 were $862,307,000 compared to $813,924,000 at December 31, 2016, an increase of $48,383,000 or 6 percent (or an annualized loan growth rate of 12 percent).  The main driver of Mid Penn’s loan growth continues to be commercial loans, including both commercial and industrial financing, and commercial real estate credits as noted in the table below.

(Dollars in thousands)	June 30, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial and industrial	$181,368	21.0%	$172,518	21.2%
Commercial real estate	482,141	55.9%	446,524	54.9%
Commercial real estate - construction	53,305	6.2%	54,376	6.7%
Lease financing	307	0.0%	425	0.1%
Residential mortgage	102,637	11.9%	99,457	12.2%
Home equity	38,671	4.5%	37,608	4.6%
Consumer	3,878	0.5%	3,016	0.3%
	$862,307	100.0%	$813,924	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

For the first six months ended June 30, 2017, Mid Penn had net recoveries of $305,000 compared to net recoveries of $9,000 during the same period of 2016.  The primary reason for this favorable net recoveries amount was that, during the first half of 2017, Mid Penn recovered $318,000 of principal, as well as collected $279,000 in interest income from the successful workout of a commercial real estate relationship that was partially charged-off in 2010.  Similar recoveries were not recognized during the six months ended June 30, 2016.

Loans charged off during the first six months of 2017 totaled $76,000 and included two residential mortgage loans from one relationship for $18,000, one commercial and industrial loan for $12,000, one commercial real estate loan for $30,000 and $16,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.

Changes in the allowance for the three months ended June 30, 2017 and 2016 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
Balance, beginning of period	$7,183	$6,168

Loans charged off during period	(76)	(185)
Recoveries of loans previously charged off	381	194
Net recoveries	305	9

Provision for loan and lease losses	225	735
Balance, end of period	$7,713	$6,912

Ratio of net loans (recovered)/charged off to average loans outstanding, annualized	-0.07%	0.00%

Ratio of allowance for loan losses to net loans at end of period	0.89%	0.90%

Other than as described herein, Mid Penn does not believe there are any trends or events at this time that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Further, based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn continues to monitor closely the financial strength of these borrowers.  Mid Penn does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components.  Mid Penn has not in the past performed any commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

The following table presents the change in nonperforming asset categories as of June 30, 2017, December 31, 2016, and June 30, 2016.

(Dollars in thousands)
	June 30, 2017	December 31, 2016	June 30, 2016
Nonperforming Assets:
Nonaccrual loans	$5,218	$4,658	$3,995
Accruing troubled debt restructured loans	557	877	932
Total nonperforming loans	5,775	5,535	4,927

Foreclosed real estate	-	224	540
Other repossessed property	-	-	1
Total non-performing assets	5,775	5,759	5,468

Accruing loans 90 days or more past due	57	59	73
Total risk elements	$5,832	$5,818	$5,541

Nonperforming loans as a % of total
loans outstanding	0.67%	0.68%	0.64%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.67%	0.71%	0.71%

Ratio of allowance for loan losses
to nonperforming loans	133.56%	129.78%	140.28%

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

(Dollars in thousands)
	June 30, 2017	December 31, 2016
Period ending total loans outstanding	$862,307	$813,924
Allowance for loan and lease losses	7,713	7,183
Total Nonperforming loans	5,775	5,535
Nonperforming and impaired loans with partial charge-offs	1,223	1,604

Ratio of nonperforming loans with partial charge-offs
to total loans	0.14%	0.20%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	21.18%	28.97%

Coverage ratio net of nonperforming loans with
partial charge-offs	169.44%	182.71%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.90%	0.88%

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

MID PENN BANCORP, INC.

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

Mid Penn had $6,414,000 loans deemed impaired at June 30, 2017.  Excluding $897,000 in loans acquired with credit deterioration from the Phoenix Bancorp, Inc. (“Phoenix”) acquisition, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $5,517,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $3,057,000 for which specific allocations totaling $1,029,000 were included within the loan loss reserve for these loans.  The remaining $2,460,000 of loans required no specific allocation within the loan loss reserve.  Of the $5,517,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix acquisition, $3,651,000 were commercial real estate relationships, $968,000 were residential relationships, $571,000 were commercial real estate – construction relationships, and $327,000 were home equity relationships.  There were specific loan loss reserve allocations of $893,000 against the commercial real estate relationships, $66,000 against the residential real estate relationships, and $70,000 against the commercial real estate – construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

MID PENN BANCORP, INC.

While the allowance is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific and general components. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors. Changes from these various other uncertainties and considerations may impact the provisions charged to expense in future periods.

Management believes, based on information currently available, that the allowance of $7,713,000 is adequate as of June 30, 2017 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Liquidity

Mid Penn’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.  Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding corporate operations.  Sources of liquidity are as follows:

•	a growing core deposit base;
•	proceeds from the sale or maturity of investment securities;
•	proceeds from interest-bearing time deposits with other financial institutions;
•	payments received on loans and mortgage-backed securities;
•	overnight correspondent bank borrowings on various credit lines; and
•	borrowing capacity available from the FHLB, the Federal Reserve Discount Window, and other lines of credit currently available to Mid Penn.

The major sources of cash received in the first six months of 2017 came from the $52,095,000 net increase in deposits and $37,667,000 in proceeds from the sales of available-for-sale investment securities.

Major uses of cash in the first six months of 2017 were $86,511,000 for investment purchases and $48,078,000 for funding the increase in net loans and leases.

Major sources of cash received in the first six months of 2016 came from the $116,397,000 net increase in deposits and the $38,501,000 in proceeds from the sale of investment securities.

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

MID PENN BANCORP, INC.

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest is paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.  The unamortized debt issuance costs associated with the Notes were $81,000 at June 30, 2017 and $86,000 at December 31, 2016.

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

MID PENN BANCORP, INC.

Mid Penn has implemented these changes in determining and reporting the regulatory ratios of Mid Penn and the Bank, and has concluded that the new rules did not have a material negative effect on Mid Penn’s financial condition.

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets.  The greater a corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses.  Too much capital, however, indicates that not enough of the corporation’s earnings have been invested in the continued growth of the business or paid to shareholders.  An excess capital position may make it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward.  For these reasons capital adequacy and capital management have been, and will continue to be, of paramount importance.

Shareholders’ equity increased by $5,169,000 or 7 percent, from $70,467,000 at December 31, 2016 to $75,636,000 at June 30, 2017.  The increase was attributed to both retained earnings, and from an increase in other comprehensive income during the first six months of 2017 primarily from the unrealized appreciation (on an after-tax basis) of the available-for-sale investment portfolio since December 31, 2016.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-adjusted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At June 30, 2017, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2017 and December 31, 2016:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of June 30, 2017:
Tier 1 Capital (to Average Assets)	$73,842	6.8%	$43,662	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	73,842	8.7%	48,610	5.75%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	73,842	8.7%	61,291	7.25%	N/A	N/A
Total Capital (to Risk Weighted Assets)	89,102	10.5%	78,199	9.25%	N/A	N/A

Bank
As of June 30, 2017:
Tier 1 Capital (to Average Assets)	$80,345	7.4%	$43,635	4.0%	$54,544	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	80,345	9.5%	48,573	5.75%	54,908	6.5%
Tier 1 Capital (to Risk Weighted Assets)	80,345	9.5%	61,244	7.25%	67,580	8.0%
Total Capital (to Risk Weighted Assets)	88,185	10.4%	78,139	9.25%	84,475	10.0%

Corporation
As of December 31, 2016:
Tier 1 Capital (to Average Assets)	$70,431	6.8%	$41,595	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	34,807	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	46,409	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	85,148	11.0%	61,879	8.0%	N/A	N/A

Bank
As of December 31, 2016:
Tier 1 Capital (to Average Assets)	$77,026	7.4%	$41,568	4.0%	$51,960	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	34,781	4.5%	50,239	6.5%
Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	46,374	6.0%	61,832	8.0%
Total Capital (to Risk Weighted Assets)	84,329	10.9%	61,832	8.0%	77,291	10.0%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2016, as reported in Mid Penn’s Form 10-K filed with the SEC on March 23, 2017.

MID PENN BANCORP, INC.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2017, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three and six months ended June 30, 2017, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, to determine if there were material changes applicable to the three and six months ended June 30, 2017.  There are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 11, 2017

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	August 11, 2017