Form 10-Q
period 2017-09-30
MID PENN BANCORP INC
filed 2017-11-08
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017, the registrant had 4,240,754 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$25,122	$13,493
Interest-bearing balances with other financial institutions	2,490	2,003
Federal funds sold	28,572	30,477
Total cash and cash equivalents	56,184	45,973

Investment securities available for sale, at fair value	96,513	133,625
Investment securities held to maturity, at amortized cost (fair value $82,716 and $0)	82,625	—
Loans held for sale	1,778	1,959
Loans and leases, net of unearned interest	877,386	813,924
Less: Allowance for loan and lease losses	(7,502)	(7,183)
Net loans and leases	869,884	806,741

Bank premises and equipment, net	14,260	11,074
Bank premises and equipment held for sale	—	1,894
Cash surrender value of life insurance	12,977	12,780
Restricted investment in bank stocks	3,735	2,443
Foreclosed assets held for sale	33	224
Accrued interest receivable	4,159	3,928
Deferred income taxes	2,321	4,286
Goodwill	3,918	3,918
Core deposit and other intangibles, net	460	539
Other assets	4,526	3,215
Total Assets	$1,153,373	$1,032,599
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$155,574	$122,811
Interest-bearing demand	359,236	317,533
Money Market	242,077	252,271
Savings	62,258	60,163
Time	207,530	182,595
Total Deposits	1,026,675	935,373

Short-term borrowings	20,000	—
Long-term debt	13,409	13,581
Subordinated debt	7,421	7,414
Accrued interest payable	940	515
Other liabilities	7,537	5,249
Total Liabilities	1,075,982	962,132

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares;
4,240,754 and 4,233,297 shares issued and outstanding at
September 30, 2017, and at December 31, 2016, respectively	4,241	4,233
Additional paid-in capital	40,846	40,688
Retained earnings	33,334	28,399
Accumulated other comprehensive loss	(1,030)	(2,853)
Total Shareholders’ Equity	77,391	70,467
Total Liabilities and Shareholders' Equity	$1,153,373	$1,032,599

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$10,213	$9,134	$29,864	$26,846
Interest on interest-bearing balances	5	2	12	11
Interest on federal funds sold	23	36	97	54
Interest and dividends on investment securities:
U.S. Treasury and government agencies	617	339	1,636	972
State and political subdivision obligations, tax-exempt	240	550	820	1,562
Other securities	52	64	159	236
Total Interest Income	11,150	10,125	32,588	29,681
INTEREST EXPENSE
Interest on deposits	1,425	1,162	3,906	3,293
Interest on short-term borrowings	30	—	43	15
Interest on long-term and subordinated debt	179	205	538	657
Total Interest Expense	1,634	1,367	4,487	3,965
Net Interest Income	9,516	8,758	28,101	25,716
PROVISION FOR LOAN AND LEASE LOSSES	—	585	225	1,320
Net Interest Income After Provision for Loan and Lease Losses	9,516	8,173	27,876	24,396
NONINTEREST INCOME
Income from fiduciary activities	217	104	613	349
Service charges on deposits	175	171	554	484
Net gain on sales of investment securities	22	200	42	413
Earnings from cash surrender value of life insurance	65	65	196	200
Mortgage banking income	230	266	646	698
ATM debit card interchange income	233	214	689	623
Merchant services income	84	89	250	241
Net gain on sales of SBA loans	262	89	703	354
Other income	276	221	669	687
Total Noninterest Income	1,564	1,419	4,362	4,049
NONINTEREST EXPENSE
Salaries and employee benefits	4,277	3,982	12,666	11,428
Occupancy expense, net	631	496	1,872	1,542
Equipment expense	398	412	1,149	1,258
Pennsylvania bank shares tax expense	170	197	500	606
FDIC Assessment	197	134	585	434
Legal and professional fees	218	130	584	515
Marketing and advertising expense	139	146	377	369
Software licensing	397	350	1,096	1,015
Telephone expense	120	135	379	420
Loss on sale or write-down of foreclosed assets	—	26	88	158
Intangible amortization	25	31	78	102
Merger and acquisition expense	243	—	467	—
Other expenses	1,145	1,126	3,479	3,231
Total Noninterest Expense	7,960	7,165	23,320	21,078
INCOME BEFORE PROVISION FOR INCOME TAXES	3,120	2,427	8,918	7,367
Provision for income taxes	871	526	2,330	1,639
NET INCOME	$2,249	$1,901	$6,588	$5,728

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.53	$0.45	$1.56	$1.35
Cash Dividends Paid	$0.13	$0.12	$0.49	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,
	2017	2016
Net income	$2,249	$1,901

Other comprehensive loss:

Unrealized losses arising during the period on available-for-sale
securities, net of income taxes of ($1) and ($349), respectively	(1)	(677)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($7) and ($68), respectively (a)	(15)	(132)

Change in defined benefit plans, net of income taxes of ($2) and ($6), respectively (b)	(3)	(11)

Total other comprehensive loss	(19)	(820)

Total comprehensive income	$2,230	$1,081

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Net income	$6,588	$5,728

Other comprehensive income (loss):

Unrealized gains arising during the period on available-for-sale
securities, net of income taxes of $956 and $795, respectively	1,858	1,543

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($14) and ($141), respectively (a)	(28)	(272)

Change in defined benefit plans, net of income taxes of ($2) and ($66), respectively (b)	(7)	(127)

Total other comprehensive income	1,823	1,144

Total comprehensive income	$8,411	$6,872

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands)				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2017	$4,233	$40,688	$28,399	$(2,853)	$70,467
Net income	—	—	6,588	—	6,588
Total other comprehensive income, net of taxes	—	—	—	1,823	1,823
Employee Stock Purchase Plan (2,747 shares)	3	73	—	—	76
Director Stock Purchase Plan (714 shares)	1	20	—	—	21
Common stock dividends	—	—	(1,653)	—	(1,653)
Restricted stock activity (3,996 shares)	4	65	—	—	69
Balance, September 30, 2017	$4,241	$40,846	$33,334	$(1,030)	$77,391

Balance, January 1, 2016	$4,227	$40,559	$23,470	$1,812	$70,068
Net income	—	—	5,728	—	5,728
Total other comprehensive income, net of taxes	—	—	—	1,144	1,144
Employee Stock Purchase Plan (3,334 shares)	3	53	—	—	56
Common stock dividends	—	—	(1,945)	—	(1,945)
Restricted stock activity (2,115 shares)	2	32	—	—	34
Balance, September 30, 2016	$4,232	$40,644	$27,253	$2,956	$75,085

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net Income	$6,588	$5,728
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	225	1,320
Depreciation	1,075	1,238
Amortization of intangibles	78	103
Net (accretion) amortization of security discounts/premiums	(770)	8,429
Gain on sales of investment securities	(42)	(413)
Earnings on cash surrender value of life insurance	(196)	(200)
Mortgage loans originated for sale	(33,500)	(58,766)
Proceeds from sales of mortgage loans originated for sale	34,327	59,464
Gain on sale of mortgage loans	(646)	(698)
SBA loans originated for sale	(8,902)	(4,436)
Proceeds from sales of SBA loans originated for sale	9,604	4,790
Gain on sale of SBA loans	(703)	(354)
Gain on disposal of property, plant, and equipment	(10)	—
Loss on sale or write-down of foreclosed assets	88	158
Stock compensation expense	69	34
Deferred income tax expense (benefit)	1,016	(37)
Increase in accrued interest receivable	(231)	(219)
(Increase) decrease in other assets	(1,311)	483
Increase in accrued interest payable	425	358
Increase in other liabilities	2,288	2,766
Net Cash Provided By Operating Activities	9,472	19,748

Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	—	4,317
Proceeds from the sale of available-for-sale securities	52,314	14,983
Proceeds from the maturity or call of available-for-sale securities	7,046	49,635
Purchases of available-for-sale securities	(15,196)	(108,431)
Purchases of held-to-maturity securities	(86,092)	—
(Purchases) redemptions of restricted investment in bank stock	(1,292)	1,557
Net increase in loans and leases	(63,400)	(52,517)
Proceeds from the sale of bank premises and equipment held for sale	2,201	—
Purchases of bank premises and equipment	(4,558)	(570)
Proceeds from the sale of foreclosed assets	136	744
Net Cash Used In Investing Activities	(108,841)	(90,282)

Financing Activities:
Net increase in deposits	91,302	161,174
Net increase (decrease) in short-term borrowings	20,000	(31,596)
Common stock dividends paid	(1,653)	(1,945)
Employee Stock Purchase Plan	76	56
Director Stock Purchase Plan	21	—
Long-term debt repayment	(166)	(26,670)
Net Cash Provided By Financing Activities	109,580	101,019

Net increase in cash and cash equivalents	10,211	30,485
Cash and cash equivalents, beginning of period	45,973	13,284
Cash and cash equivalents, end of period	$56,184	$43,769

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,062	$3,607
Income taxes paid	$3,165	$990

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$33	$218

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

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

Effective March 1, 2016, Mid Penn Insurance Services, LLC, an immaterial subsidiary of the Bank, was liquidated.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the September 30, 2016 and December 31, 2016 balances have been reclassified, when, and if necessary, to conform to the 2017 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2017, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

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

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of September 30, 2017,  December 31, 2016, or September 30, 2016, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to relate to changes in interest rates, and not erosion of credit quality.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, fair value, and unrealized gains and losses on investment securities at September 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$40,133	$-	$880	$39,253
Mortgage-backed U.S. government agencies	27,370	11	335	27,046
State and political subdivision obligations	28,393	35	450	27,978
Corporate debt securities	1,000	5	-	1,005
Equity securities	1,268	2	39	1,231
Total available-for-sale securities	98,164	53	1,704	96,513
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	10,984	21	7	10,998
Mortgage-backed U.S. government agencies	51,326	96	102	51,320
State and political subdivision obligations	20,315	124	41	20,398
Corporate debt securities	-	-	-	-
Equity securities	-	-	-	-
Total held-to-maturity securities	82,625	241	150	82,716
Total	$180,789	$294	$1,854	$179,229

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$48,520	$34	$1,542	$47,012
Mortgage-backed U.S. government agencies	26,181	17	579	25,619
State and political subdivision obligations	61,079	91	2,332	58,838
Corporate debt securities	1,100	-	-	1,100
Equity securities	1,168	-	112	1,056
Total available-for-sale securities	$138,048	$142	$4,565	$133,625

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

Investment securities having a fair value of $154,448,000 at September 30, 2017 and $131,469,000 at December 31, 2016, were pledged to secure public deposits and certain other borrowings.

Gross realized gains and losses on sales of available-for-sale securities for the three and nine months ended September 30, 2017 and 2016 are shown in the table below.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Realized gains	$46	$203	$246	$652
Realized losses	(24)	(3)	(204)	(239)
Net gains	$22	$200	$42	$413

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables present gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
September 30, 2017	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	7	$15,790	$237	14	$23,462	$643	21	$39,252	$880
Mortgage-backed U.S. government agencies	11	18,279	141	9	9,718	194	20	27,997	335
State and political subdivision obligations	12	6,855	41	35	16,428	409	47	23,283	450
Equity securities	0	-	-	1	511	39	1	511	39
Total temporarily impaired available-for-sale securities	30	40,924	419	59	50,119	1,285	89	91,043	1,704

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	2	4,989	7	0	-	-	2	4,989	7
Mortgage-backed U.S. government agencies	11	18,676	102	0	-	-	11	18,676	102
State and political subdivision obligations	20	7,555	41	0	-	-	20	7,555	41
Total temporarily impaired held-to-maturity securities	33	31,220	150	0	-	-	33	31,220	150
Total	63	$72,144	$569	59	$50,119	$1,285	122	$122,263	$1,854

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2016	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	23	$43,698	$1,542	0	$-	$-	23	$43,698	$1,542
Mortgage-backed U.S. government agencies	18	24,321	579	0	-	-	18	24,321	579
State and political subdivision obligations	108	50,582	2,332	0	-	-	108	50,582	2,332
Equity securities	0	-	-	2	1,056	112	2	1,056	112
Total temporarily impaired available-for-sale securities	149	$118,601	$4,453	2	$1,056	$112	151	$119,657	$4,565

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

At September 30, 2017, the majority of the unrealized losses on available-for-sale securities in an unrealized loss position were attributed to obligations of state and political subdivisions and U.S. Treasury and government agencies, while the majority of the unrealized losses on held-to-maturity securities in an unrealized loss position were attributed to mortgage-backed U.S. government agencies.  At December 31, 2016, the majority of the unrealized losses on securities in an unrealized loss position were attributed to state and political subdivision obligations and U.S. Treasury and government agencies.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of September 30, 2017.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
September 30, 2017	Cost	Value	Cost	Value
Due in 1 year or less	$596	$596	$-	$-
Due after 1 year but within 5 years	12,542	12,446	19,332	19,421
Due after 5 years but within 10 years	46,306	45,375	11,967	11,975
Due after 10 years	10,082	9,819	-	-
	69,526	68,236	31,299	31,396
Mortgage-backed securities	27,370	27,046	51,326	51,320
Equity securities	1,268	1,231	-	-
	$98,164	$96,513	$82,625	$82,716

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

The maximum term for loans extended on machinery and equipment is based on the projected useful life of such machinery and equipment.  Generally, the maximum term on non-mortgage lines of credit is one year.  The loan-to-value ratio on such loans and lines of credit generally may not exceed 80 percent of the value of the collateral securing the loan.  The Bank’s commercial business lending policy includes credit file documentation and analysis of the borrower’s character, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of conditions affecting the borrower.  Analysis of the borrower’s past, present, and future cash flows is also an important aspect of the Bank’s current credit analysis.  Nonetheless, such loans are believed to carry higher credit risk than other extensions of credit.

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

The largest component of Mid Penn’s consumer loan portfolio consists of fixed rate home equity loans and variable rate home equity lines of credit.  Substantially all home equity loans and lines of credit are secured by junior lien mortgages on principal residences.  The Bank will lend amounts, which, together with all prior liens, typically may be up to 85 percent of the appraised value of the property securing the loan.  Home equity term loans may have maximum terms up to 20 years, while home equity lines of credit generally have maximum terms of five years.

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $127,000 at September 30, 2017 and $120,000 at December 31, 2016.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate as soon as practically possible following the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation, Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until such time Mid Penn is in receipt of the updated valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

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

For impaired loans with no valuation allowance required, Mid Penn’s practice of obtaining independent third party market valuations on the subject property as soon as practically possible following the credit being placed on nonaccrual status sometimes indicates that the loan to value ratio is sufficient to obviate the need for a specific allocation in spite of significant deterioration in real estate values in Mid Penn’s primary market area.  These circumstances are determined on a case by case analysis of the impaired loans.

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

The classes of the loan portfolio, summarized by the pass rating (net of deferred fees and costs of $430,000 as of September 30, 2017 and $196,000 as of December 31, 2016), and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of September 30, 2017 and December 31, 2016, are as follows:

(Dollars in thousands)		Special
September 30, 2017	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$176,801	$489	$5,567	$-	$182,857
Commercial real estate	480,258	1,745	8,600	-	490,603
Commercial real estate - construction	57,400	187	487	-	58,074
Lease financing	259	-	-	-	259
Residential mortgage	99,746	99	1,228	-	101,073
Home equity	39,919	114	317	-	40,350
Consumer	4,170	-	-	-	4,170
	$858,553	$2,634	$16,199	$-	$877,386

(Dollars in thousands)		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
Commercial and industrial	$170,780	$937	$801	$-	$172,518
Commercial real estate	437,592	1,683	7,249	-	446,524
Commercial real estate - construction	52,888	202	1,286	-	54,376
Lease financing	425	-	-	-	425
Residential mortgage	97,994	107	1,356	-	99,457
Home equity	37,242	142	224	-	37,608
Consumer	3,016	-	-	-	3,016
	$799,937	$3,071	$10,916	$-	$813,924

Impaired loans by loan portfolio class as of September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$-	$15	$-	$4	$9	$-
Commercial real estate:
Commercial real estate	603	1,288	-	726	1,792	-
Acquired with credit deterioration	569	569	-	842	842	-
Commercial real estate - construction	-	-		618	618
Residential mortgage:
Residential mortgage	790	826	-	848	882	-
Acquired with credit deterioration	315	315	-	389	389	-
Home equity	261	296	-	111	129	-

With an allowance recorded:
Commercial and industrial	$4,460	$4,460	$150	$56	$62	$6
Commercial real estate	1,545	1,691	375	2,520	2,646	711
Commercial real estate - construction	487	492	100	242	242	72
Residential mortgage	66	68	66	68	68	68
Home equity	-	-	-	29	49	1

Total Impaired Loans:
Commercial and industrial	$4,460	$4,475	$150	$60	$71	$6
Commercial real estate	2,717	3,548	375	4,088	5,280	711
Commercial real estate - construction	487	492	100	860	860	72
Residential mortgage	1,171	1,209	66	1,305	1,339	68
Home equity	261	296	-	140	178	1

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended
	September 30, 2017		September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$8	$-
Commercial real estate:
Commercial real estate	751	-	797	-
Acquired with credit deterioration	-	-	965	-
Commercial real estate - construction	42	-	-	-
Lease financing	-
Residential mortgage:
Residential mortgage	847	-	834	6
Acquired with credit deterioration	-	-	376
Home equity:
Home equity	294	3	62	-
Acquired with credit deterioration	-	-	-	-
Consumer	-	-	-	-

With an allowance recorded:
Commercial and industrial	$2,230	$-	$469	$-
Commercial real estate	2,148	-	2,643	-
Commercial real estate - construction	487	-	-	-
Lease financing	-	-	-	-
Residential mortgage	66	-	-	-
Home equity	-	-	31	-
Consumer	-	-	-	-

Total Impaired Loans:
Commercial and industrial	$2,230	$-	$477	$-
Commercial real estate	2,899	-	4,405	-
Commercial real estate - construction	529	-	-	-
Lease financing	-	-	-	-
Residential mortgage	913	-	1,210	6
Home equity	294	3	93	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2017		September 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$16	$-	$12	$-
Commercial real estate:
Commercial real estate	551	279	865	-
Acquired with credit deterioration	-	110	944	-
Commercial real estate - construction	164	-	-	-
Lease financing	-	-	-	-
Residential mortgage:
Residential mortgage	852	18	802	15
Acquired with credit deterioration	-	-	375	4
Home equity	184	5	59	-
Consumer	-

With an allowance recorded:
Commercial and industrial	$892	$-	$224	$-
Commercial real estate	2,446	-	2,036	-
Commercial real estate - construction	390	-	-	-
Lease financing	-	-	-	-
Residential mortgage	53	-	-	-
Home equity	-	-	33	-
Consumer	-	-	-	-

Total Impaired Loans:
Commercial and industrial	$908	$-	$236	$-
Commercial real estate	2,997	389	3,845	-
Commercial real estate - construction	554	-	-	-
Lease financing	-	-	-	-
Residential mortgage	905	18	1,177	19
Home equity	184	5	92	-

Nonaccrual loans by loan portfolio class as of September 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Commercial and industrial	$4,460	$4
Commercial real estate	2,148	2,939
Commercial real estate - construction	487	860
Residential mortgage	583	715
Home equity	261	140
	$7,939	$4,658

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of September 30, 2017 and December 31, 2016 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
September 30, 2017	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$8	$-	$-	$8	$182,849	$182,857	$-
Commercial real estate:
Commercial real estate	117	28	902	1,047	488,987	490,034	-
Acquired with credit deterioration	-	-	56	56	513	569	56
Commercial real estate - construction	-	-	487	487	57,587	58,074	-
Lease financing	-	-	-	-	259	259	-
Residential mortgage:
Residential mortgage	7	67	197	271	100,487	100,758	-
Acquired with credit deterioration	22	10	193	225	90	315	-
Home equity	-	-	250	250	40,100	40,350	-
Consumer	-	-	-	-	4,170	4,170	-
Total	$154	$105	$2,085	$2,344	$875,042	$877,386	$56

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2016	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$164	$12	$4	$180	$172,338	$172,518	$-
Commercial real estate:
Commercial real estate	475	-	1,004	1,479	444,203	445,682	-
Acquired with credit deterioration	-	-	59	59	783	842	59
Commercial real estate - construction	-	404	84	488	53,888	54,376	-
Lease financing	-	-	-	-	425	425	-
Residential mortgage:
Residential mortgage	548	124	237	909	98,159	99,068	-
Acquired with credit deterioration	-	-	238	238	151	389	-
Home equity	33	13	125	171	37,437	37,608	-
Consumer	-	-	-	-	3,016	3,016	-
Total	$1,220	$553	$1,751	$3,524	$810,400	$813,924	$59

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2017	$1,628	$4,981	$140	$1	$539	$404	$4	$16	$7,713
Charge-offs	-	(207)	-	-	(7)	(20)	(5)	-	(239)
Recoveries	5	22	-	-	-	-	1	-	28
Provisions	166	(326)	36	(1)	7	53	5	60	-
Ending balance,
September 30, 2017	$1,799	$4,470	$176	$-	$539	$437	$5	$76	$7,502

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2017	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(12)	(237)	-	-	(25)	(20)	(21)	-	(315)
Recoveries	11	383	-	-	4	5	6	-	409
Provisions	220	1	32	(1)	19	73	17	(136)	225
Ending balance,
September 30, 2017	1,799	4,470	176	-	539	437	5	76	7,502
Ending balance:
individually evaluated for impairment	150	375	100	-	66	-	-	-	691
Ending balance:
collectively evaluated for impairment	$1,649	$4,095	$76	$-	$473	$437	$5	$76	$6,811

Loans receivables:
Ending balance	$182,857	$490,603	$58,074	$259	$101,073	$40,350	$4,170	$-	$877,386
Ending balance:
individually evaluated for impairment	4,460	2,148	487	-	856	261	-	-	8,212
Ending balance:
acquired with credit deterioration	-	569	-	-	315	-	-	-	884
Ending balance:
collectively evaluated for impairment	$178,397	$487,886	$57,587	$259	$99,902	$40,089	$4,170	$-	$868,290

(Dollars in thousands)
As of, and for the three months ended, September 30, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2016	$1,372	$4,241	$120	$1	$521	$325	$9	$323	$6,912
Charge-offs	-	(43)	-	-	(4)	-	(2)	-	(49)
Recoveries	1	29	-	-	-	-	4	-	34
Provisions	759	108	-	-	15	27	(1)	(323)	585
Ending balance,
September 30, 2016	$2,132	$4,335	$120	$1	$532	$352	$10	$-	$7,482

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2016	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	-	(193)	-	-	(4)	(25)	(12)	-	(234)
Recoveries	3	190	-	-	25	-	10	-	228
Provisions	736	786	(33)	-	(23)	60	-	(206)	1,320
Ending balance,
September 30, 2016	2,132	4,335	120	1	532	352	10	-	7,482
Ending balance:
individually evaluated for impairment	828	764	-	-	-	2	-	-	1,594
Ending balance:
collectively evaluated for impairment	$1,304	$3,571	$120	$1	$532	$350	$10	$-	$5,888

Loans receivables:
Ending balance	$168,075	$421,452	$57,319	$506	$104,483	$36,451	$3,198	$-	$791,484
Ending balance:
individually evaluated for impairment	885	3,398	-	-	847	90	-	-	5,220
Ending balance:
acquired with credit deterioration	-	972	-	-	380	-	-	-	1,352
Ending balance:
collectively evaluated for impairment	$167,190	$417,082	$57,319	$506	$103,256	$36,361	$3,198	$-	$784,912

(Dollars in thousands)
December 31, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Ending balance:
individually evaluated for impairment	6	711	72	-	68	1	-	-	858
Ending balance:
collectively evaluated for impairment	$1,574	$3,612	$72	$1	$473	$378	$3	$212	$6,325

Loans receivable:
Ending balance	$172,518	$446,524	$54,376	$425	$99,457	$37,608	$3,016	$-	$813,924
Ending balance:
individually evaluated for impairment	60	3,246	860	-	916	140	-	-	5,222
Ending balance:
acquired with credit deterioration	-	842	-	-	389	-	-	-	1,231
Ending balance:
collectively evaluated for impairment	$172,458	$442,436	$53,516	$425	$98,152	$37,468	$3,016	$-	$807,471

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at September 30, 2017 and December 31, 2016 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
September 30, 2017	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,460
Commercial real estate	$2,885	$2,731	$1,792
Residential mortgage	759	757	616
	$7,754	$7,948	$6,868

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2016	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$5
Commercial real estate	4,569	4,031	2,871
Residential mortgage	759	757	639
	$5,368	$4,823	$3,515

Mid Penn entered into forbearance or modification agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn had troubled debt restructured loans at September 30, 2017 totaling $6,868,000.  Four loans totaling $551,000 represented accruing impaired residential loans to unrelated borrowers in compliance with the terms of the modification, with one loan comprising $499,000 of this total.  The remaining $6,317,000 representing eight loans among five relationships are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  Four large relationships accounted for $6,252,000 of the total $6,317,000 in nonaccrual impaired troubled debt restructured loans.

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

As a result of management evaluations at September 30, 2017, September 30, 2016, and December 31, 2016, any specific allocations and charge-offs have been taken as appropriate. During the three and nine months ended September 30, 2017 there were charge-offs of $139,000 associated with one troubled debt restructured loan relationship, which was paid off during the third quarter of 2017.  There were no charge-offs associated with existing troubled debt restructured loan relationships for the three and nine months ended September 30, 2016. There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three and nine months ended September 30, 2017 and 2016.

Two troubled debt restructured loans were added during the three and nine months ended September 30, 2017.  One nonaccrual impaired commercial and industrial troubled debt restructured loan was added as a result of the consolidation of four existing Mid Penn Bank loans with a pre-modification outstanding recorded investment of $4,110,000 as well as other obligations of $350,000 with the same borrower.  This loan had a post-modification recorded investment of $4,460,000, and a September 30, 2017 recorded investment amount of $4,460,000.  No charge-offs were taken at the time of modification.  One nonaccrual impaired commercial real estate loan was added with a pre-modification outstanding recorded investment of $362,000, a post-modification recorded investment of $300,000, and a September 30, 2017 recorded investment amount of $299,000. This modification consolidated two existing Mid Penn Bank loans.  A charge-off of $62,000 was taken at the time of modification.  No troubled debt restructured loans were added during the three and nine months ended September 30, 2016.

As of September 30, 2017, Mid Penn had $33,000 of residential real estate held in other real estate owned. There were four consumer mortgage loans secured by residential real estate properties totaling $546,000 for which formal foreclosure proceedings were in process.  As of December 31, 2016, Mid Penn had $57,000 of residential real estate held in other real estate owned, and no loans for which formal foreclosure proceedings were in process.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables provide activity for the accretable yield of acquired impaired loans for the three and nine months ended September 30, 2017.

(Dollars in thousands)
Accretable yield, July 1, 2017	$68
Accretable yield amortized to interest income	(3)
Reclassification from nonaccretable difference (a)	-
Accretable yield, September 30, 2017	$65

(Dollars in thousands)

Accretable yield, January 1, 2017	$67
Accretable yield amortized to interest income	(25)
Reclassification from nonaccretable difference (a)	23
Accretable yield, September 30, 2017	$65

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(4)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 for the nine months ended September 30, 2017 and 2016.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$39,253	$-	$39,253	$-
Mortgage-backed U.S. government agencies	27,046	-	27,046	-
State and political subdivision obligations	27,978	-	27,978	-
Corporate debt securities	1,005		1,005
Equity securities	1,231	1,231	-	-
Total	$96,513	$1,231	$95,282	$-

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$47,012	$1,864	$45,148	$-
Mortgage-backed U.S. government agencies	25,619	-	25,619	-
State and political subdivision obligations	58,838	-	58,838	-
Corporate debt securities	1,100	-	1,100
Equity securities	1,056	1,056	-	-
Total	$133,625	$2,920	$130,705	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,186	$-	$-	$6,186
Foreclosed Assets Held for Sale	33	-	-	33
Mortgage Servicing Rights	131	-	-	131

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,404	$-	$-	$2,404
Foreclosed Assets Held for Sale	135	-	-	135
Mortgage Servicing Rights	144	-	-	144

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,186	Appraisal of collateral (a)	Appraisal adjustments (b)	6% - 84%	46%
Foreclosed Assets Held for Sale	33	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	28% - 28%	28%
Mortgage Servicing Rights	131	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	365%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,404	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 70%	30%
Foreclosed Assets Held for Sale	135	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	26% - 31%	27%
Mortgage Servicing Rights	144	Multiple of annual service fee	Estimated prepayment speed based on rate and term	210% - 400%	365%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

Deposits:

The fair value for demand deposits (e.g., interest and noninterest checking, savings, and money market deposit accounts) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair value for fixed-rate certificates of deposit was estimated using a discounted cash flow calculation by combining all fixed-rate certificates into a pool with a weighted average yield and a weighted average maturity for the pool and comparing the pool with interest rates currently being offered on a similar maturity.

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

Commitments to Extend Credit and Letters of Credit:

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present creditworthiness of the counterparties.  The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2017 and December 31, 2016.

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$56,184	$56,184	$45,973	$45,973
Available-for-sale investment securities	96,513	96,513	133,625	133,625
Held-to-maturity investment securities	82,625	82,716	-	-
Loans held for sale	1,778	1,778	1,959	1,959
Net loans and leases	869,884	886,174	806,741	824,293
Restricted investment in bank stocks	3,735	3,735	2,443	2,443
Accrued interest receivable	4,159	4,159	3,928	3,928
Mortgage servicing rights	131	131	144	144

Financial liabilities:
Deposits	$1,026,675	$1,027,081	$935,373	$935,075
Short-term borrowings	20,000	20,000	-	-
Long-term debt	13,409	12,894	13,581	13,614
Subordinated debt	7,421	7,405	7,414	7,534
Accrued interest payable	940	940	515	515

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2017 and December 31, 2016.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2017	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$82,625	$82,716	$-	$82,716	$-
Net loans and leases	869,884	886,174	-	-	886,174

Financial instruments - liabilities
Deposits	$1,026,675	$1,027,081	$-	$1,027,081	$-
Short-term borrowings	20,000	20,000		20,000
Long-term debt	13,409	12,894	-	12,894	-
Subordinated debt	7,421	7,405	-	7,405	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2016	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$806,741	$824,293	$-	$-	$824,293

Financial instruments - liabilities
Deposits	$935,373	$935,075	$-	$935,075	$-
Long-term debt	13,581	13,614	-	13,614	-
Subordinated debt	$7,414	$7,534		$7,534

(5)	Guarantees and Commitments

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $20,904,000 and $14,000,000 standby letters of credit outstanding as of September 30, 2017 and December 31, 2016, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of September 30, 2017 and December 31, 2016 for payment under standby letters of credit issued was not material.

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

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the Notes were $79,000 at September 30, 2017 and $86,000 at December 31, 2016.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$9	$9	$1	$1
Interest cost	11	12	5	5
Amortization (accretion) of prior service cost	4	8	(6)	3
Net periodic benefit cost	$24	$29	$-	$9

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Service cost	$26	$26	$3	$3
Interest cost	32	35	15	17
Amortization (accretion) of prior service cost	11	33	(17)	94
Net periodic benefit cost	$69	$94	$1	$114

(8)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - September 30, 2017	$(1,089)	$59	$(1,030)

Balance - December 31, 2016	$(2,919)	$66	$(2,853)

(9)	Restricted Common Stock

On June 25, 2014, the 2014 Restricted Stock Plan (the “Plan”) provides awards that shall not exceed, in the aggregate, 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of September 30, 2017, a total of 26,485 restricted shares were granted under the plan, with 6,986 of the granted shares being vested, while the remaining 19,499 granted shares remain unvested.  The Plan grants and vestings resulted in $30,000 in compensation expense for the three months ended September 30, 2017, while $17,000 expense was recorded for the three months ended September 30, 2016.  Compensation expense related to the Plan was $69,000 for the nine months ended September 30, 2017, while it was $34,000 for the same period in 2016.

(10)	Earnings per Common Share

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per common share.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Net income	$2,249	$1,901	$	$6,588	$5,728

Weighted average common shares outstanding	4,237,965	4,230,181		4,236,604	4,228,308

Basic earnings per common share	$0.53	$0.45	$	$1.56	$1.35

Mid Penn had no dilutive instruments outstanding during the periods ended September 30, 2017 and 2016.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(11)	Recent Accounting Pronouncements

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

The ASU applies to callable debt securities with explicit, non-contingent call features that are callable at fixed prices and on preset dates. If a security may be prepaid based upon prepayments of the underlying loans, not because the issuer exercised a date specific call option, it is excluded from the scope of the new standard. However, for instruments with contingent call features, once the contingency is resolved and the security is callable at a fixed price and preset date, the security is within the scope of the amendments. Further, it applies to all premiums on callable debt securities, regardless of how they were generated.

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

Mid Penn has early adopted this standard, and the financial statements as of and for the three and nine month periods ended September 30, 2017, reflect the impact of premium amortization on callable debt securities to the earliest call date.   The adoption of this ASU did not have a material impact on Mid Penn’s consolidated financial statements.

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

The ASU was issued to clarify the scope of Subtopic 610-20 and to add guidance for partial sales of nonfinancial assets, including partial sales of real estate. Historically, U.S. GAAP contained several different accounting models to evaluate whether the transfer of certain assets qualified for sale treatment. Moving forward, the new standard reduces the number of potential accounting models that might apply and clarifies which model does apply in various circumstances.  Specifically, it clarifies the scope of Subtopic 610-20 by defining the term “in substance nonfinancial asset”.  If substantially all of the fair value of the assets (recognized and unrecognized) promised to a counterparty in a contract is concentrated in nonfinancial assets, a financial asset in the same arrangement would still be considered part of an in substance nonfinancial asset. Also, nonfinancial assets may include nonfinancial assets contained within a legal entity that is transferred to a counterparty (e.g., through transfer of ownership interest). It clarifies also that derecognition of a business is not within the scope of Subtopic 610-20, but rather, is governed by Topic 810.

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

Mid Penn plans to early adopt this ASU for its annual goodwill impairment test as of year-end 2017 by comparing its fair value to its carrying value at that time.  The adoption of this ASU is not expected to have a material impact on Mid Penn’s consolidated financial statements.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Mid Penn is currently evaluating the details of this ASU and the impact the guidance will have on Mid Penn’s consolidated financial statements.  Mid Penn expects that it is possible that the ASU may result in an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities.  The amount of the change in the allowance for credit losses, if any, resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.

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

Lessees and lessors are required to provide certain qualitative and quantitative disclosures to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.  The new leases standard addresses other considerations including identification of a lease, separating lease and non-lease components of a contract, sale and leaseback transactions, modifications, combining contracts, reassessment of the lease term, and re-measurement of lease payments. It also contains comprehensive implementation guidance with practical examples.

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

As of September 30, 2017, Mid Penn held $1,231,000 of equity investments (excluding restricted investments in bank stocks).  Mid Penn does not expect to make significant increases in the volume of its equity investments; therefore, the adoption of this ASU is not expected to be material to Mid Penn’s consolidated financial statements.

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

Mid Penn’s implementation efforts include the identification of revenue within the scope of the guidance, and our preliminary assessment indicates that certain non-interest income financial statement line items fall within the scope of this ASU.  We expect to adopt this standard in the first quarter of 2018 using the modified retrospective approach, which requires a cumulative-effect adjustment to opening retained earnings in the period of adoption.  Mid Penn does not expect the adoption of this accounting guidance to have a significant impact on our results of operation; however, we are still in the process of performing the quantitative analysis, including the review of certain contracts associated with in scope revenue streams.  We expect the adoption will require additional qualitative and quantitative disclosure requirements related to revenue recognition within our quarterly and annual reports.  Mid Penn’s review is ongoing, and it will continue to evaluate any prospective impact as additional guidance is issued and as its internal assessment progresses.

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

Mid Penn and Scottdale have been working to obtain the required regulatory and shareholder approvals to move forward with the transaction and integration activities contemplated by the merger agreement.  Both banks are holding special shareholder meetings on November 17, 2017, to vote to adopt the merger agreement.  The meeting of Mid Penn shareholders will be held beginning at 9:00 a.m., local time, at the Halifax Area Ambulance and Rescue Association, Inc., 31 Bunker Hill Road, Halifax, Pennsylvania.  The meeting of Scottdale shareholders will be held at 2:00 p.m., local time, at the Pleasant Valley Country Club, 440 Pleasant Valley Road, Connellsville, Pennsylvania.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2017, compared to year-end 2016, and the Results of Operations for the three and nine months ended September 30, 2017, compared to the same periods in 2016.  For comparative purposes, the September 30, 2016 and December 31, 2016 balances have been reclassified, when, and if necessary, to conform to the 2017 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

MID PENN BANCORP, INC.

Important Additional Information and Where to Find It

In connection with the Merger, Mid Penn has filed with the SEC a Registration Statement on Form S-4 (SEC File No. 333-220020) that includes a Joint Proxy Statement of Mid Penn and Scottdale and a Prospectus of Mid Penn (the “Joint Proxy Statement/Prospectus”), as well as other relevant documents concerning the proposed transaction. The S-4 has been declared effective and the Joint Proxy Statement/Prospectus has been mailed to shareholders of Mid Penn and Scottdale. SHAREHOLDERS OF MID PENN AND SCOTTDALE ARE URGED TO READ THE REGISTRATION STATEMENT AND THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY CONTAIN IMPORTANT INFORMATION.

A free copy of the Joint Proxy Statement/Prospectus, as well as other filings containing information about Mid Penn, may be obtained at the SEC’s Internet site (http://www.sec.gov). You may also obtain these documents, free of charge, from Mid Penn at www.midpennbank.com under the heading “Investors” and then under the heading “SEC Filings”. Copies of the Joint Proxy Statement/Prospectus can also be obtained, free of charge, by directing a request to Mid Penn Bank, 349 Union Street, Millersburg, Pennsylvania 17061, Attention: Chief Financial Officer, Telephone: (866)-642-7736, or to The Scottdale Bank & Trust Company, 150 Pittsburgh Street, Scottdale, Pennsylvania 15683, Attention: Corporate Secretary, Telephone: (724) 887-8330.

Mid Penn and certain of its directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of Mid Penn and Scottdale in connection with the proposed merger. Information about the directors and executive officers of Mid Penn and their ownership of Mid Penn common stock is set forth in the Joint Proxy Statement/Prospectus. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the Joint Proxy Statement/Prospectus regarding the Merger. Free copies of this document may be obtained as described in the preceding paragraph.

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

Results of Operations

Overview

Net income was $2,249,000 or $0.53 per common share, for the quarter ended September 30, 2017, compared to net income of $1,901,000 or $0.45 per common share, for the quarter ended September 30, 2016.  During the nine months ended September 30, 2017, net income was $6,588,000 or $1.56 per common share, versus $5,728,000 or $1.35 per common share, for the nine months ended September 30, 2016.

Net income as a percent of (i) average assets (return on average assets, or “ROA”) and (ii) shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Return on average assets	0.81%	0.73%	0.81%	0.77%
Return on average equity	11.75%	10.12%	11.94%	10.54%

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

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three and nine months ended September 30, 2017 and 2016.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	September 30, 2017				September 30, 2016
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$2,751	$5		0.72%	$1,813	$2		0.44%
Investment Securities:
Taxable	132,926	639		1.91%	77,960	379		1.93%
Tax-Exempt	46,903	363	(a)	3.07%	89,582	834	(a)	3.70%
Total Securities	179,829	1,002		2.21%	167,542	1,213		2.88%

Federal Funds Sold	7,998	23		1.14%	27,064	36		0.53%
Loans and Leases, Net	866,972	10,314	(b)	4.72%	784,669	9,277	(b)	4.70%
Restricted Investment in Bank Stocks	3,173	31		3.88%	2,648	24		3.61%
Total Earning Assets	1,060,723	11,375		4.25%	983,736	10,552		4.27%

Cash and Due from Banks	24,227				13,472
Other Assets	35,241				31,861
Total Assets	$1,120,191				$1,029,069

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$337,379	370		0.44%	$305,490	262		0.34%
Money Market	242,485	364		0.60%	240,913	338		0.56%
Savings	63,159	9		0.06%	60,922	9		0.06%
Time	206,483	682		1.31%	175,849	553		1.25%
Total Interest-bearing Deposits	849,506	1,425		0.67%	783,174	1,162		0.59%

Short-term Borrowings	9,378	30		1.27%	-	-		-
Long-term Debt	13,439	80		2.36%	24,607	106		1.71%
Subordinated Debt	7,420	99		5.29%	7,410	99		5.32%
Total Interest-bearing Liabilities	879,743	1,634		0.74%	815,191	1,367		0.67%

Noninterest-bearing Demand	156,274				131,217
Other Liabilities	7,348				7,950
Shareholders' Equity	76,826				74,711
Total Liabilities & Shareholders' Equity	$1,120,191				$1,029,069

Net Interest Income (taxable equivalent basis)		$9,741				$9,185
Taxable Equivalent Adjustment		(225)				(427)
Net Interest Income		$9,516				$8,758

Total Yield on Earning Assets				4.25%				4.27%
Rate on Supporting Liabilities				0.74%				0.67%
Average Interest Spread				3.51%				3.60%
Net Interest Margin				3.64%				3.71%

(a)	Includes tax-equivalent adjustments on interest from tax-free municipal securities of $124,000 and $283,000 for the three months ended September 30, 2017 and 2016, respectively.
(b)	Includes tax-equivalent adjustments on interest from tax-free municipal loans of $101,000 and $144,000 for the three months ended September 30, 2017 and 2016, respectively.

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended
(Dollars in thousands)	September 30, 2017				September 30, 2016
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$2,559	$12		0.63%	$2,873	$11		0.51%
Investment Securities:
Taxable	117,507	1,709		1.94%	77,822	1,103		1.89%
Tax-Exempt	50,621	1,242	(a)	3.28%	80,289	2,367	(a)	3.94%
Total Securities	168,128	2,951		2.35%	158,111	3,470		2.93%

Federal Funds Sold	13,288	97		0.98%	14,450	54		0.50%
Loans and Leases, Net	846,903	30,199	(b)	4.77%	762,796	27,277	(b)	4.78%
Restricted Investment in Bank Stocks	2,738	87		4.25%	2,893	105		4.85%
Total Earning Assets	1,033,616	33,346		4.31%	941,123	30,917		4.39%

Cash and Due from Banks	20,528				12,548
Other Assets	34,596				33,770
Total Assets	$1,088,740				$987,441

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$332,233	940		0.38%	$285,701	730		0.34%
Money Market	247,730	1,069		0.58%	230,642	961		0.56%
Savings	62,693	27		0.06%	59,701	26		0.06%
Time	194,884	1,870		1.28%	169,514	1,576		1.24%
Total Interest-bearing Deposits	837,540	3,906		0.62%	745,558	3,293		0.59%

Short-term Borrowings	4,656	43		1.23%	3,166	15		0.63%
Long-term Debt	13,496	241		2.39%	33,465	360		1.44%
Subordinated Debt	7,417	297		5.35%	7,438	297		5.33%
Total Interest-bearing Liabilities	863,109	4,487		0.70%	789,627	3,965		0.67%

Noninterest-bearing Demand	141,506				116,782
Other Liabilities	10,095				8,441
Shareholders' Equity	74,030				72,591
Total Liabilities & Shareholders' Equity	$1,088,740				$987,441

Net Interest Income (taxable equivalent basis)		$28,859				$26,952
Taxable Equivalent Adjustment		(758)				(1,236)
Net Interest Income		$28,101				$25,716

Total Yield on Earning Assets				4.31%				4.39%
Rate on Supporting Liabilities				0.70%				0.67%
Average Interest Spread				3.61%				3.72%
Net Interest Margin				3.73%				3.83%

(a)	Includes tax-equivalent adjustments on interest from tax-free municipal securities of $423,000 and $805,000 for the nine months ended September 30, 2017 and 2016, respectively.

(b)	Includes tax-equivalent adjustments on interest from tax-free municipal loans of $335,000 and $431,000 for the nine months ended September 30, 2017 and 2016, respectively.

MID PENN BANCORP, INC.

Taxable-equivalent net interest income was $9,741,000 for the three months ended September 30, 2017, an increase of $556,000 or 6 percent compared to the three months ended September 30, 2016.  During the nine months ended September 30, 2017, taxable-equivalent net interest income increased $1,907,000 or 7 percent to $28,859,000 as compared to $26,952,000 for the nine months ended September 30, 2016.  Net interest income in the first nine months of 2017 was positively impacted by core loan growth funded by lower-cost deposits, as well as the recognition of $279,000 of loan income from the successful workout of a loan relationship that included a previous charge-off in 2010.

For the three months ended September 30, 2017, Mid Penn’s tax-equivalent net interest margin was 3.64% compared to 3.71% for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, Mid Penn’s tax-equivalent net interest margin was 3.73% versus 3.83% for the nine months ended September 30, 2016.  The decrease in the net interest margin year over year was primarily attributed to the lower yield earned on the investment portfolio.  For the first nine months of 2017, the overall investment portfolio yield was 2.35%, compared to an investment portfolio yield of 2.93% for the same period in 2016.  The reduction was attributed to Mid Penn establishing an $82,625,000 held-to-maturity investment portfolio including lower-risk and lower-yielding U.S. Treasury notes and U.S. agency mortgage-backed securities in the first quarter of 2017.  The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposit pledging requirements.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the interest-bearing product and pricing options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in Mid Penn’s asset and liability management and related interest rate risk simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Board of Governors of the Federal Reserve System.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first nine months of 2017, and shifting collateral values from December 31, 2016 to September 30, 2017.

Management performs a monthly evaluation of the adequacy of the loan and lease loss allowance and based on this evaluation, no loan loss provision was recorded for the three months ended September 30, 2017, compared to a loan loss provision of $585,000 for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, the recorded loan loss provision was $225,000 compared to a loan loss provision of $1,320,000 for the nine months ended September 30, 2016.  The significant net principal recoveries during the nine months ended September 30, 2017 added $94,000 to the allowance for loan loss balance.  Additionally, during the nine months ended September 30, 2017, Mid Penn had favorable workouts of certain impaired credits which reduced the amount of required specific allocations in the allowance.  The allowance for loan and lease losses as a percentage of total loans was 0.86% at September 30, 2017, compared to 0.88% at December 31, 2016, and 0.95% at September 30, 2016.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended September 30, 2017, noninterest income was $1,564,000 reflecting an increase of $145,000 or 10 percent compared to noninterest income of $1,419,000 for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, noninterest income totaled $4,362,000, an increase of $313,000 or 8 percent, compared to noninterest income of $4,049,000 for the same period in 2016.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance
Income from fiduciary activities	$217	$104	$113	109%
Service charges on deposits	175	171	4	2%
Net gain on sales of investment securities	22	200	(178)	-89%
Mortgage banking income	230	266	(36)	-14%
ATM debit card interchange income	233	214	19	9%
Net gain on sales of SBA loans	262	89	173	194%
Other income	276	221	55	25%

MID PENN BANCORP, INC.

(Dollars in Thousands)	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance

Income from fiduciary activities	$613	$349	$264	76%
Service charges on deposits	554	484	70	14%
Net gain on sales of investment securities	42	413	(371)	-90%
Mortgage banking income	646	698	(52)	-7%
ATM debit card interchange income	689	623	66	11%
Net gain on sales of SBA loans	703	354	349	99%
Other income	669	687	(18)	-3%

Mid Penn increased its origination and sales activities related to Small Business Administration (“SBA”) loans, resulting in gains of $703,000 from related loan sales during the first nine months of 2017, an increase of $349,000 or 99 percent compared to SBA loan sales gains of $354,000 for the first nine months of 2016.  More qualified small business borrowers continue to take advantage of Mid Penn’s Preferred Lender status with the SBA.

Income from fiduciary activities was $613,000 for the first nine months of 2017, an increase of $264,000 or 76 percent compared to fiduciary income of $349,000 during the same period in 2016.  These additional revenues were attributed to trust assets under management significantly increasing over the past twelve months as a result successful business development efforts by Mid Penn’s expanded team of trust and retail investment officers.

For the nine months ended September 30, 2017, service charges on deposits were $554,000, an increase of $70,000 or 14 percent, compared to service charges of $484,000 for the nine months ended September 30, 2016.  This upturn was driven by an increase in the volume of transactional deposit accounts, and by an increase in charges collected, including overdraft fees.

ATM debit card interchange income was $689,000 for the nine months ended September 30, 2017, an increase of $66,000 or 11 percent compared to interchange income of $623,000 for the same period in 2016.  The additional income is a result of an increased volume of transactional checking accounts and an increase in Mid Penn Bank ATM debit card transactions across our market area.

Other noninterest income increased $55,000 for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the recognition of certain incentive fees for check book purchases, which vary in timing and amount each year, and from gains on sales of fixed assets.

Net gains on sales of securities were $42,000 for the first nine months of 2017, a decrease of $371,000 or 90 percent compared to net gains on sales of securities of $413,000 during the same period ended September 30, 2016.  During the first nine months of 2016, Mid Penn took advantage of favorable fixed income investment market conditions and increased fair values on several securities to reposition some of its investment portfolio, including selling a large volume of longer-term and rate-sensitive CMOs, as well as certain municipal bonds and agency notes.

Noninterest Expense

During the three months ended September 30, 2017, noninterest expenses totaled $7,960,000, an increase of $795,000 or 11 percent compared to noninterest expenses of $7,165,000 for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, noninterest expenses totaled $23,320,000, an increase of $2,242,000 or 11 percent compared to noninterest expenses of $21,078,000 for the first nine months in 2016.

The changes were primarily a result of the following components of noninterest expense, which had notable variances when comparing results for periods ending in 2017 versus the similar periods in 2016:

(Dollars in Thousands)	Three Months Ended September 30,
	2017	2016	$ Variance	% Variance
Salaries and employee benefits	$4,277	$3,982	$295	7%
Occupancy expense, net	631	496	135	27%
Pennsylvania bank shares tax expense	170	197	(27)	-14%
FDIC Assessment	197	134	63	47%
Legal and professional fees	218	130	88	68%
Software licensing	397	350	47	13%
Telephone expense	120	135	(15)	-11%

MID PENN BANCORP, INC.

(Dollars in Thousands)	Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance

Salaries and employee benefits	$12,666	$11,428	$1,238	11%
Occupancy expense, net	1,872	1,542	330	21%
Pennsylvania bank shares tax expense	500	606	(106)	-17%
FDIC Assessment	585	434	151	35%
Legal and professional fees	584	515	69	13%
Software licensing	1,096	1,015	81	8%
Telephone expense	379	420	(41)	-10%

Salaries and employee benefits expense increased $1,238,000 or 11 percent during the first nine months of 2017 versus the same period in 2016, with the increase attributable to (i) the addition of lending personnel, credit support staff, and executive management in alignment with Mid Penn’s core banking growth, (ii) added retail staff for three new branch offices at Oregon Pike, New Holland, and Orwigsburg, all of which opened after September 30, 2016, and (iii) increased healthcare costs from Mid Penn’s self-funded medical plan during the first nine months of 2017.

Occupancy expenses for the nine months ended September 30, 2017 increased $330,000 or 21 percent compared to the same period in 2016.  In the twelve months since September 30, 2016, Mid Penn added facility operating costs associated with opening the above-noted three new branch offices, as well as loan production offices in Lancaster and Franklin Counties in Pennsylvania.

Mid Penn’s FDIC assessment increased by $151,000 or 35 percent from $434,000 during the nine months ended September 30, 2016, to $585,000 during the nine months ended September 30, 2017, due to the Company’s growing deposits and assets, which increased the base amount used to determine the FDIC insurance assessment.

Legal and professional fees for the nine months ended September 30, 2017 increased by $69,000 or 13 percent compared to the same period in 2016 due to increased legal and professional fees for wealth management, audit, and public relations activities.

Software licensing fees increased by $81,000 or 8 percent from $1,015,000 during the nine months ended September 30, 2016, to $1,096,000 during the nine months ended September 30, 2017.  The increase is a result of additional costs to upgrade internal systems to better serve our customers, as well as increases in per-transaction and per-account data processing fees as our customer base and transaction volume grow.

Pennsylvania bank shares tax expense decreased $106,000 or 17 percent during the nine months ended September 30, 2017 versus the same period in 2016, due to the additional Pennsylvania-eligible tax credits generated from Mid Penn’s donations to support education and economic development throughout the markets it serves.

Telephone expense was $379,000 for the nine months ended September 30, 2017, a $41,000 decrease from the $420,000 recognized during the nine months ended September 30, 2016.  This decrease is attributable to modifications to the company-wide telephone system intended to reduce costs.

Income Taxes

The provision for income taxes was $871,000 for the three months ended September 30, 2017 compared to $526,000 for the three months ended September 30, 2016.  The effective tax rate for the three months ended September 30, 2017 was 27.9% compared to 21.7% for the three months ended September 30, 2016.   The provision for income taxes for the nine months ended September 30, 2017 was $2,330,000 compared to $1,639,000 during the same period in 2016.  The effective tax rate for the nine months ended September 30, 2017 was 26.1% compared to 22.2% for the nine months ended September 30, 2016.   In addition to the increased pre-tax income in 2017, the higher effective tax rates for 2017 were impacted by a relatively lower volume of tax-exempt income on municipal loans and investments, and from a portion of Mid Penn’s merger-related expenses of $467,000 being nondeductible for federal income tax purposes.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and BOLI, as well as the impact of tax credits.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $1,153,373,000 as of September 30, 2017, an increase of $120,774,000 or 12 percent compared to total assets of $1,032,599,000 as of December 31, 2016.  In the first nine months of 2017, Mid Penn realized favorable loan growth, primarily in commercial relationships, of $63,462,000 or 8 percent since December 31, 2016.  This asset and loan growth was principally funded by an increase in deposits of $91,302,000 or 10 percent since year-end 2016.

MID PENN BANCORP, INC.

Loans

Total loans at September 30, 2017 were $877,386,000 compared to $813,924,000 at December 31, 2016, an increase of $63,462,000 or 8 percent (or 10 percent on an annualized basis).  The main driver of Mid Penn’s loan growth continues to be commercial loans, including both commercial and industrial financing, and commercial real estate credits.

(Dollars in thousands)	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Commercial and industrial	$182,857	20.8%	$172,518	21.2%
Commercial real estate	490,603	55.9%	446,524	54.9%
Commercial real estate - construction	58,074	6.6%	54,376	6.7%
Lease financing	259	0.0%	425	0.1%
Residential mortgage	101,073	11.5%	99,457	12.2%
Home equity	40,350	4.6%	37,608	4.6%
Consumer	4,170	0.5%	3,016	0.3%
	$877,386	100.0%	$813,924	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

For the nine months ended September 30, 2017, Mid Penn had net recoveries of $94,000 compared to net losses of $6,000 during the same period of 2016.  The primary reason for this favorable net recoveries amount was that, during the first half of 2017, Mid Penn recovered $318,000 of principal, as well as collected $279,000 in interest income, from the successful workout of a commercial real estate relationship that was partially charged-off in 2010.  Similar recoveries were not recognized during the nine months ended September 30, 2016.

Loans charged off during the first nine months of 2017 totaled $315,000 and included two residential mortgage loans from two relationships for $25,000, one commercial and industrial loan for $12,000, four commercial real estate loan relationships for $237,000, one home equity loan for $20,000, and $21,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the nine months ended September 30, 2017 and 2016 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Balance, beginning of period	$7,183	$6,168

Loans charged off during period	(315)	(234)
Recoveries of loans previously charged off	409	228
Net recoveries	94	(6)

Provision for loan and lease losses	225	1,320
Balance, end of period	$7,502	$7,482

Ratio of net loans (recovered)/charged off to average loans outstanding, annualized	-0.01%	0.00%

Ratio of allowance for loan losses to net loans at end of period	0.86%	0.95%

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of September 30, 2017, December 31, 2016, and September 30, 2016.

(Dollars in thousands)
	September 30, 2017	December 31, 2016	September 30, 2016
Nonperforming Assets:
Nonaccrual loans	$7,939	$4,658	$4,621
Accruing troubled debt restructured loans	551	877	904
Total nonperforming loans	8,490	5,535	5,525

Foreclosed real estate	33	224	501
Total non-performing assets	8,523	5,759	6,026

Accruing loans 90 days or more past due	56	59	557
Total risk elements	$8,579	$5,818	$6,583

Nonperforming loans as a % of total
loans outstanding	0.97%	0.68%	0.70%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.97%	0.71%	0.76%

Ratio of allowance for loan losses
to nonperforming loans	88.36%	129.78%	135.42%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.  The increase in nonperforming assets is primarily due to one larger loan relationship totaling $4.5 million, with a $150,000 specific allowance allocation, being placed on nonaccrual status during the third quarter of 2017.

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

(Dollars in thousands)
	September 30, 2017	December 31, 2016
Period ending total loans outstanding	$877,386	$813,924
Allowance for loan and lease losses	7,502	7,183
Total Nonperforming loans	8,490	5,535
Nonperforming and impaired loans with partial charge-offs	1,782	1,604

Ratio of nonperforming loans with partial charge-offs
to total loans	0.20%	0.20%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	20.99%	28.97%

Coverage ratio net of nonperforming loans with
partial charge-offs	111.84%	182.71%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.86%	0.88%

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

Mid Penn had $9,096,000 loans deemed impaired at September 30, 2017.  Excluding $884,000 in loans acquired with credit deterioration from the Phoenix Bancorp, Inc. (“Phoenix”) acquisition, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $8,212,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $6,558,000 for which specific allocations totaling $691,000 were included within the loan loss reserve for these loans.  The remaining $1,654,000 of loans required no specific allocation within the loan loss reserve.  Of the $8,212,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix acquisition, $4,460,000 were commercial and industrial relationships, $2,148,000 were commercial real estate relationships, $856,000 were residential relationships, $487,000 were commercial real estate – construction relationships, and $261,000 were home equity relationships.  There were specific loan loss reserve allocations of $150,000 against the commercial and industrial relationships, $375,000 against the commercial real estate relationships, $66,000 against the residential real estate relationships, and $100,000 against the commercial real estate – construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance of $7,502,000 is adequate as of September 30, 2017 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

MID PENN BANCORP, INC.

The major sources of cash received in the first nine months of 2017 came from the $91,302,000 net increase in deposits and $52,314,000 in proceeds from the sales of available-for-sale investment securities.

Major uses of cash in the first nine months of 2017 were $101,288,000 for investment purchases and $63,400,000 for funding the increase in net loans and leases.

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

The Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest is paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the subordinated notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.  The unamortized debt issuance costs associated with the Notes were $79,000 at September 30, 2017 and $86,000 at December 31, 2016.

Holders of the Notes may not accelerate the maturity of the Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership, or similar event.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The phase-in period for community banking organizations began January 1, 2016.  The final rules implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements, which amount (when fully phased in) must be greater than 2.5% of total risk-weighted assets at January 1, 2019.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 at the initial rate of 0.625%.  A summary of the payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
> 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

MID PENN BANCORP, INC.

Implementation of the deductions and other adjustments to common equity Tier 1 capital began on January 1, 2016 and will be phased-in over a three-year period.  The final rules called for the following minimum capital requirements to be considered “well-capitalized” (which include the impact of the capital conservation buffer that was effective January 1, 2016):

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

Mid Penn has implemented these changes in determining and reporting the regulatory ratios of Mid Penn and the Bank, and has concluded that the new rules did not have a material adverse effect on Mid Penn’s financial condition.

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

Shareholders’ equity increased by $6,924,000 or 10 percent, from $70,467,000 at December 31, 2016 to $77,391,000 at September 30, 2017.  The increase during the first nine months of 2017 was attributed to both (i) growth in retained earnings through an increase in year-to-date net income and (ii) other comprehensive income, primarily due to the after-tax unrealized appreciation in the value of the available-for-sale investment portfolio since December 31, 2016.  Regulatory capital ratios for both Mid Penn and the Bank exceeded regulatory “well-capitalized” levels at both September 30, 2017 and December 31, 2016.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At September 30, 2017, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2017 and December 31, 2016:

MID PENN BANCORP, INC.

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of September 30, 2017:
Tier 1 Capital (to Average Assets)	$75,637	6.8%	$44,760	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	75,637	8.9%	48,755	5.75%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	75,637	8.9%	61,474	7.25%	N/A	N/A
Total Capital (to Risk Weighted Assets)	90,687	10.7%	78,432	9.25%	N/A	N/A

Bank
As of September 30, 2017:
Tier 1 Capital (to Average Assets)	$82,353	7.4%	$44,732	4.0%	$55,915	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	82,353	9.7%	48,715	5.75%	55,069	6.5%
Tier 1 Capital (to Risk Weighted Assets)	82,353	9.7%	61,423	7.25%	67,777	8.0%
Total Capital (to Risk Weighted Assets)	89,982	10.6%	78,367	9.25%	84,722	10.0%

Corporation
As of December 31, 2016:
Tier 1 Capital (to Average Assets)	$70,431	6.8%	$41,595	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	34,807	4.5%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	46,409	6.0%	N/A	N/A
Total Capital (to Risk Weighted Assets)	85,148	11.0%	61,879	8.0%	N/A	N/A

Bank
As of December 31, 2016:
Tier 1 Capital (to Average Assets)	$77,026	7.4%	$41,568	4.0%	$51,960	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	34,781	4.5%	50,239	6.5%
Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	46,374	6.0%	61,832	8.0%
Total Capital (to Risk Weighted Assets)	84,329	10.9%	61,832	8.0%	77,291	10.0%

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in market risk since December 31, 2016, as reported in Mid Penn’s Form 10-K filed with the SEC on March 23, 2017.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2017, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three and nine months ended September 30, 2017, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

MID PENN BANCORP, INC.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Management is not aware of any litigation that would reasonably be expected to have a material adverse effect on the consolidated financial position of Mid Penn or its subsidiaries taken as a whole.  There are no proceedings pending other than ordinary routine litigation occurring in the normal course of business. In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn or any of its properties.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, to determine if there were material changes applicable to the three and nine months ended September 30, 2017.  There are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	November 8, 2017

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	November 8, 2017