Form 10-K
period 2017-12-31
MID PENN BANCORP INC
filed 2018-03-13
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $27.00 per share, as reported by The NASDAQ Stock Market LLC (“NASDAQ”), on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $114,351,399.

As of March 1, 2018, the registrant had 6,121,043 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

MID PENN BANCORP, INC.

FORM 10-K

MID PENN BANCORP, INC.

PART I

ITEM 1. BUSINESS

The disclosures set forth in this Item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” contained in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and other cautionary statements set forth elsewhere in this report.

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

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of Mid Penn Bank, which is managed as a single business segment.  At December 31, 2017, Mid Penn had total consolidated assets of $1,170,354,000 with total deposits of $1,023,568,000 and total shareholders’ equity of $75,703,000.

As of December 31, 2017, Mid Penn Bancorp, Inc. did not own or lease any properties.  Mid Penn Bank owns or leases the banking offices as identified in Part I, Item 2.

All Mid Penn employees are employed by the Bank, with a shared services agreement to support the holding company.  At December 31, 2017, the Bank had 255 full-time and 22 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

Mid Penn Insurance Services, LLC, a wholly-owned subsidiary of Mid Penn Bank that provided a wide range of personal and commercial insurance products, ceased operations effective March 1, 2016 due to a lack of activity within this subsidiary.

Mid Penn Bank

Mid Penn Bank was organized in 1868 under a predecessor name, Millersburg Bank, and became a state chartered bank in 1931, obtaining trust powers in 1935, at which time its name was changed to Millersburg Trust Company.  In 1971, Millersburg Trust Company adopted the name “Mid Penn Bank”.  On March 1, 2015, in connection with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”) by Mid Penn, Phoenix’s wholly-owned banking subsidiary, Miners Bank, was merged with and into the Bank.  The Bank was the surviving charter, and Miners Bank’s five branches in Schuylkill and Luzerne Counties, Pennsylvania operate as “Miners Bank, a Division of Mid Penn Bank”.  The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”) supervise the Bank. Mid Penn’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.  The Bank presently has twenty-three full service retail banking properties located in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties, Pennsylvania.

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

Business Strategy

The Bank’s services are provided to small and middle-market businesses, consumers, nonprofit organizations, municipalities, and real estate investors. At December 31, 2017, the Bank operated through twenty-three full service retail banking properties, one loan production office, a corporate administration office, and two operations facilities.

Subsequent to year-end 2017, Mid Penn completed its acquisition of The Scottdale Bank and Trust Company (“Scottdale”) through the merger of Scottdale with and into Mid Penn Bank (the “Scottdale Merger”). Effective January 8, 2018, the Scottdale Merger resulted in the addition of five offices in Westmoreland and Fayette Counties in Western Pennsylvania operating as “Scottdale Bank & Trust, a Division of Mid Penn Bank”. Additional information related to the Scottdale Merger can be found in Note 26 to the Consolidated Financial Statements contained in Item 8 of this report.

MID PENN BANCORP, INC.

On January 16, 2018, Mid Penn entered into an Agreement and Plan of Merger (the “First Priority Merger Agreement”) with First Priority Financial Corp. (“First Priority”) pursuant to which First Priority will merge with and into Mid Penn (the “First Priority Merger”), with Mid Penn being the surviving corporation in the First Priority Merger. Expected to close in the third quarter of 2018, pending required regulatory and shareholder approvals and the satisfaction of other conditions, the First Priority Merger will broaden our geographic markets into demographically attractive markets predominantly located in the Southeastern Pennsylvania counties of Berks, Bucks, Chester and Montgomery. When completed, the First Priority Merger will result in the addition of approximately $609.9 million in assets and eight branches in southeastern Pennsylvania. Additional information related to the First Priority Merger can be found in Note 26 to the Consolidated Financial Statements contained in Item 8 of this report.

Also in January 2018, Mid Penn opened a new full-service office in Halifax, PA.

Mid Penn’s primary markets currently, and historically, have lower unemployment than the U.S. as a whole, due in part to a diversified manufacturing and services base and the presence of state government offices, which help shield the markets from national trends. At December 31, 2017, the unadjusted unemployment rate for the Harrisburg/Carlisle and Lancaster areas, two of Mid Penn’s primary markets, were 3.8% and 3.3%, respectively, versus the seasonally adjusted national unemployment rate of 4.1%. The unadjusted unemployment rate for Mid Penn’s Scranton/Wilkes- Barre/Hazleton market area was 5.0% at December 31, 2017.

The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing quick responses to customer needs.  Mid Penn believes that local relationship building and its conservative approach to lending are important factors in the success and growth of Mid Penn.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2017, the Bank’s highest concentration of credit is in commercial real estate.  Most of the Bank’s business activity with customers is located in Central Pennsylvania, specifically in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties.

Investment Activities

Mid Penn’s securities portfolio is used to provide both liquidity and a secondary source of interest earning through investments in higher-yielding assets than overnight funding alternatives, while maintaining asset quality.  Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.

MID PENN BANCORP, INC.

In addition to an available-for-sale portfolio, during the first quarter of 2017, Mid Penn established a held-to-maturity investment portfolio comprised primarily of lower-risk and lower-yielding U.S. Treasury notes, U.S. agency mortgage-backed securities, and investment-grade municipal securities. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposit pledging requirements. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value, while the available-for-sale securities are recorded on the balance sheet at fair value.  Mid Penn’s available-for-sale investments include agency notes, agency mortgage-backed securities, and municipal securities.  These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of securities will change.  This difference between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $2,733,000 as of December 31, 2017.  On an after-tax basis, this unrealized loss on available-for-sale securities resulted in a reduction to shareholders’ equity, through the accumulated other comprehensive loss component, of $2,159,000.  A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no loss to the Bank.

For additional information with respect to Mid Penn’s business activities, see Part II, Item 7 of this report, which is incorporated herein by reference.

Sources of Funds

The Bank primarily uses retail deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities.  Wholesale borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and overnight borrowings from the Bank’s other correspondent banking relationships.  All borrowings, except for lines of credit with the Bank’s correspondent banks, require collateral in the form of loans or securities.  Collateral levels, therefore, limit the extent of borrowings and the available lines of credit extended by the Bank’s creditors.  As a result, generating and retaining retail deposits remain critical to the future funding and growth of the business.  Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies.  This competition may require financial institutions to adjust their product offerings and pricing to maintain and grow deposits.

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

Many competitors are larger than the Bank and have significantly greater financial resources, personnel and locations from which to conduct business.  In addition, the Bank is subject to banking regulations while certain competitors may not be.  For more information, see the “Supervision and Regulation”, section below and Item 1A. – “Risk Factors”.

Mid Penn has been able to compete effectively with other financial institutions by emphasizing customer service.  Mid Penn’s customer service model is based on convenient hours, efficient and friendly employees, local decision making, and quality products.

Additionally, the safety of traditional bank deposit products has remained an attractive option during periods of market volatility.  Mid Penn’s ability to attract retail funds in the future will continue to be impacted by the public’s appetite for the safety of insured or local investments versus the returns offered by alternative choices as part of their personal investment mix.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state laws.  The regulation and supervision of Mid Penn and the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests.  Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders.  If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated.  As of December 31, 2017, the Bank was not subject to any supervisory enforcement actions.

MID PENN BANCORP, INC.

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

The BHCA requires Mid Penn to file an annual report with the Federal Reserve regarding the holding company and its subsidiary bank.  The Federal Reserve Board also makes examinations of the holding company.  The Bank is not a member of the Federal Reserve System; however, the Federal Reserve possesses cease-and-desist powers over bank holding companies and their subsidiaries where actions would constitute an unsafe or unsound practice or violation of law.  The Federal Reserve Board also makes policy that guides the declaration and distribution of dividends by bank holding companies.

The BHCA restricts a bank holding company’s ability to acquire control of additional banks.  In addition, the BHCA restricts the activities in which bank holding companies may engage directly or through non-bank subsidiaries.

Gramm-Leach-Bliley Financial Modernization Act

Under the Gramm-Leach-Bliley Financial Modernization Act (“GLB”), bank holding companies, such as Mid Penn, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies.  No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities permitted under GLB. Activities cited by GLB as being financial in nature include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;
•	merchant banking activities; and
•	activities that the Federal Reserve has determined to be closely related to banking.

In addition to permitting financial holding companies entry into new lines of business, the law allows companies the freedom to streamline existing operations and to potentially reduce costs.  The Act may increase both opportunity as well as competition.

A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Improvement Act’s prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act.  The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements.  Many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services including insurance and brokerage services.  Mid Penn has not elected to become a financial holding company at this time.

Bank Regulation

The Bank, a Pennsylvania-chartered institution, is subject to supervision, regulation and examination by both the Pennsylvania Department of Banking and Securities and the FDIC.  The deposits of the Bank are insured by the FDIC to the maximum extent provided by law.  The FDIC assesses deposit insurance premiums, the amount of which depends in part on both the asset size and the condition of the Bank. Moreover, the FDIC may terminate deposit insurance of the Bank under certain circumstances.  The federal and state banking regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions is met.  In addition, the Bank is subject to a variety of local, state and federal laws that affect its operations.

MID PENN BANCORP, INC.

Banking regulations include, but are not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans, compensation standards, payment of dividends, various bank account and bank service disclosures, and the safety and soundness of banking practices.

Capital Requirements

Under risk-based capital requirements for bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent.  Through December 31, 2017, at least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital”).  The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).  Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory “Total Capital”.

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

Banking regulators may further refine capital requirements applicable to banking organizations, including those discussed in the “Regulatory Capital Changes” section below.  Changes to capital requirements could materially affect the profitability of Mid Penn or the fair value of Mid Penn stock.

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

	Effective January 1,
	2018	2019
Common equity tier 1 capital to risk-weighted assets	6.375%	7.0%
Tier 1 capital to risk-weighted assets	7.875%	8.5%
Total capital to risk-weighted assets	9.875%	10.5%
Leverage ratio	4.0%	4.0%

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

Mid Penn implemented these changes in determining and reporting the regulatory ratios of Mid Penn and the Bank.  The new rules did not have a material negative effect on Mid Penn’s financial condition or capital management activities for any period since the changes were implemented.

Safety and Soundness Standards

The federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards for depository institutions such as the Bank.  The guidelines establish general standards relating to management practices, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, liquidity, capital, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, and requiring an increase in the institution’s ratio of tangible equity to assets.  For the periods reported in this Form 10-K and in the period subsequent to December 31, 2017, up to the date of the filing of this Form 10-K, Mid Penn was currently not subject to any such bank regulatory orders.

MID PENN BANCORP, INC.

Payment of Dividends and Other Restrictions

Mid Penn is a legal entity separate and distinct from its subsidiary, the Bank.  There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to, Mid Penn.  Specifically, dividends from the Bank are the principal source of Mid Penn’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks.  The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice.  The payment of dividends could, depending upon the financial condition of Mid Penn and the Bank, be deemed to constitute such an unsafe or unsound practice.  Mid Penn and the Bank were not subject to any such dividend prohibitions as of December 31, 2017.

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

Beginning with the second quarter of 2011 and as applicable continuously through to the current period, as mandated by the Dodd-Frank Act, the assessment base that the FDIC uses to calculate assessment premiums is a bank’s average assets minus average tangible equity.   As the asset base of the banking industry is larger than the deposit base, the range of assessment rates is a low of 2.5 basis points and a high of 45 basis points, per $100 of assets.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the DIF to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2.0%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  These new formulas did not affect the Bank as it was less than $10 billion in total assets size.  Under the Dodd-Frank Act, the FDIC is authorized to make reimbursements from the insurance fund to banks if the reserve ratio exceeds 1.50%, but the FDIC has adopted the “designated reserve ratio” of 2.0% and has announced that any reimbursements from the fund are indefinitely suspended.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

Tax Cuts and Jobs Act

On December 22, 2017, President Donald J. Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), a tax reform law that included a significant provision reducing the corporate tax rate applicable to Mid Penn, for tax years beginning after 2017, to a flat 21 percent rate.  Though the reduced rate will provide tax savings to Mid Penn in future periods after 2017, the reduction resulted in the $1,169,000 write-down of Mid Penn’s deferred tax asset in December 2017, because the deferred tax asset was previously valued based upon the projection of Mid Penn realizing a 34 percent future corporate tax rate benefit.  This write-down was included in Mid Penn’s income tax provision for the year ended December 31, 2017, as further discussed in Note 17 (Federal Income Taxes) to the consolidated financial statements.

Other significant provisions of the TCJA that could affect Mid Penn include (i) for tax years beginning after Dec. 31, 2017, the corporate AMT is repealed, and (ii) for property placed in service in tax years beginning after Dec. 31, 2017, the maximum amount Mid Penn may expense under Internal Revenue Code Sec. 179 is increased to $1 million, and the deduction phase-out threshold amount for all qualifying purchases in a year is increased to $2.5 million (with these amounts being indexed for inflation beginning for tax years after 2018).

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law.  The JOBS Act is aimed at facilitating capital raising by smaller companies, banks, and bank holding companies.  Certain changes implemented by the JOBS Act that impact Mid Penn include (i) raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holdings companies from 500 to 2,000 holders of record, and (ii) raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record.

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

From time to time, legislation is enacted that has the effect of increasing the compliance and operations requirements and the cost of doing business, changing the tax structure applicable to Mid Penn, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies.  Mid Penn cannot predict the likelihood of any major changes or the impact such changes might have on Mid Penn and/or the Bank.  Congressional bills and other proposals could result in additional significant changes to the banking system, including but not limited to provisions for limitations on deposit insurance coverage, changing the timing and method financial institutions use to pay for deposit insurance, expanding the power of banks by removing the restrictions on bank underwriting activities, changing the regulation of bank derivatives activities, and allowing commercial enterprises to own banks.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.  Whether any future legislation will be enacted or additional regulations will be adopted, and how they might impact Mid Penn, cannot be determined at this time.

MID PENN BANCORP, INC.

Mid Penn’s earnings are, and will be affected by, domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The monetary policies of the Federal Reserve have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Federal Reserve’s power to implement national monetary policy to, among other things, promote employment, control inflation or combat recession.  The Federal Reserve has a major impact on the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to reasonably predict the nature, amount, frequency, and impact of future changes in monetary and fiscal policies.

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

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) and related regulations adopted by the SEC and NASDAQ addressed the following issues:  corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information.  Mid Penn has established policies, procedures, and systems designed to promote compliance with these regulations. Section 404 of SOX requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. Effective December 31, 2017, Mid Penn is subject to the independent attestation requirement under Section 404 of the SOX.  The Bank remains subject to independent auditor attestation under FDIC regulation 363.3(b), which is a similar independent attestation requirement at the Bank level.

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

Mid Penn’s headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061, and its telephone number is 1-866-642-7736.  Mid Penn’s website is midpennbank.com and  Mid Penn makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably possible after filing with the SEC.  Mid Penn has adopted a Code of Ethics that applies to all employees.  This document is also available on Mid Penn’s website.  The information included on our website is not considered a part of this document.

MID PENN BANCORP, INC.

ITEM 1A. RISK FACTORS

Before investing in Mid Penn common stock, an investor should carefully consider the risk factors described below, which are not intended to be all inclusive, and to review other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing the Mid Penn. Additional risks and uncertainties that we are not aware of, or that we currently deem less significant, or that we are otherwise not specifically focused on, may also impact our business, results of operations, and our common stock. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and an investor could lose all or part of his or her investment in Mid Penn.

Unless the context otherwise requires, references to “we,” “us,” “our,” “Mid Penn,” or “Mid Penn Bancorp, Inc.,” collectively refer to Mid Penn Bancorp, Inc. and its banking subsidiary, and specific references to the “Bank” refer to Mid Penn Bank, the wholly-owned banking subsidiary of Mid Penn Bancorp, Inc.

Risks Related to Our Primary Business and Industry

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

Mid Penn is subject to credit risk

As of December 31, 2017, approximately 83 percent of Mid Penn’s loan portfolio in Table 8 of Management’s Discussion and Analysis consisted of commercial, industrial and agricultural, construction, and commercial real estate loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because Mid Penn’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

MID PENN BANCORP, INC.

Competition from other financial institutions may adversely affect Mid Penn’s profitability

Mid Penn’s banking subsidiary faces substantial competition in originating both commercial and consumer loans.  This competition comes principally from other banks, credit unions, savings institutions, mortgage banking companies and other lenders.  Many of its larger competitors who offer loans enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.  This competition could reduce Mid Penn’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, its banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of Mid Penn’s larger competitors who accept deposits enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition, and more convenient branch locations.  These competitors may offer higher interest rates than Mid Penn, which could decrease the deposits that Mid Penn attracts or require Mid Penn to increase its rates to retain existing deposits or attract new deposits.  Increased deposit competition could adversely affect Mid Penn’s ability to generate the funds necessary for lending operations.  As a result, Mid Penn may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

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

The Basel III capital requirements require us to maintain higher levels of capital, which could reduce our profitability

Basel III targets higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital.  Although the new capital requirements are continuing to be phased in through January 1, 2019, Basel III signals a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital.  The Basel III implementation activities and related regulatory capital targets require additional capital to support our business risk profile prior to final implementation of the Basel III standards.  Mid Penn may be required to maintain higher levels of capital, thus potentially reducing opportunities to invest capital into interest-earning assets, which could limit the profitable business operations available to Mid Penn, and adversely impact our financial condition and results of operations.

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

We are required to make a number of judgments in applying generally accepted accounting standards, and different estimates and assumptions in the application of these accounting standards could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations

Generally accepted accounting standards involving estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the fair value of certain financial instruments including investment securities, income tax assets or liabilities (including deferred tax assets and any related valuation allowance), and share-based compensation. While we have identified critical accounting policies and have procedures and processes in place to support making the related judgments and estimates, changes to the processes, assumptions, or models in the application of these generally accepted accounting standards, and the impact to the related judgments and estimates could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.   From time to time, the Financial Accounting Standards Board and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of Mid Penn’s financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Mid Penn’s profitability depends significantly on economic conditions in Pennsylvania

Unlike larger or regional financial institutions that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in Pennsylvania, especially in the central part of the State including Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties, which were the counties and markets primarily served by Mid Penn in the years up to and including 2017.  In addition, with the acquisition of The Scottdale Bank and Trust Company effective January 8, 2018, Mid Penn has begun to serve customers in Western Pennsylvania with five offices located in Westmoreland and Fayette Counties.  The banking industry is affected by general economic conditions including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control.  An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the areas in the State served by Mid Penn, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure that adverse changes in the local economy would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

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

Growing By Acquisition Entails Certain Risks

On January 8, 2018, we completed a merger acquisition The Scottdale Bank & Trust Company and on January 16, 2018, we entered into an agreement providing for the acquisition of First Priority Financial Corp., which transaction is expected to close in the third quarter of 2018, pending receipt of required regulatory and shareholder approvals and the satisfaction of other conditions. Growth by acquisition involves risks. The success of our acquisitions may depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the acquired company with our businesses in a manner that does not result in decreased revenues resulting from disruption of existing customer relationships of the acquired company. If we are not able to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully or at all or may take longer to realize than planned.

MID PENN BANCORP, INC.

Further, the asset quality or other financial characteristics of a company we plan to acquire may deteriorate between the date a merger or other acquisition agreement is entered into and the transaction is completed. Depending upon the terms we negotiate in the related merger or acquisition agreement, the deterioration may not allow us to fail to close the proposed transaction, such that we may be required to close the proposed transaction with such a company to the detriment of our future financial condition.

Additionally, if a pending acquisition is not completed due to the failure to satisfy certain conditions or otherwise, expenses incurred in connection therewith could have a material adverse impact on our financial condition because we would not have realized the expected benefits.

Difficulties in integrating past or future acquisitions could adversely affect our business

We have spent and may continue to spend significant resources identifying businesses to acquire. The efficient and effective integration of any businesses we acquire into our organization is critical to our growth. The Scottdale Merger, the First Priority Merger, and any future mergers or acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to successfully integrate the operations of Scottdale and First Priority could also harm our business, results of operations and cash flows.

We plan to pursue a growth strategy and there are risks associated with rapid growth

We intend to pursue a growth plan consistent with our prior business strategy, including growth by acquisition, as well as leveraging our existing branch network and adding new branch locations in current and adjacent markets we choose to serve. The Scottdale Merger and First Priority Merger were part of our growth strategy.

Our ability to manage growth successfully will depend on our ability to attract qualified personnel and maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

The interest rate on our subordinated notes will remain fixed until December 2020, when some will begin to float to Prime plus 0.50%

The per annum interest rate on the $7.5 million of our subordinated notes issued in December 2015 is fixed at 5.15%, until December 2020 when the interest rate will float at the Wall Street Journal’s Prime rate plus 0.50%, provided that the interest rate applicable will at no time be less than 4.0%.  The per annum interest rate on the $10 million of our subordinated notes issued in December 2017 is fixed at 5.25% until December 2022, when it will float at the Wall Street Journal’s Prime rate plus 0.50%, provided that the interest rate applicable will at no time be less than 5.0%.  Depending on Mid Penn’s financial condition at the time of these rates changing from fixed to variable, an increase in the interest rate on our subordinated debt could have a material adverse effect on Mid Penn’s liquidity and results of operations.

Risks Related to Mid Penn Common Stock

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

The market price of Mid Penn common stock may fluctuate significantly, and this may make it difficult for investors to resell shares of common stock owned by them at times or at prices they find attractive

The market price of our common stock as reported on NASDAQ is subject to constant change during business trading hours. We expect that the market price of Mid Penn common stock will continue to fluctuate and there can be no assurance about the stability or trend of market prices for Mid Penn common stock.  Stock price volatility may make it difficult for investors to resell their Mid Penn common stock when they want and at times or prices that they find attractive. Mid Penn’s stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include those described elsewhere in this entire “Risk Factors” section, in this document, and our other filings with the SEC.

MID PENN BANCORP, INC.

Mid Penn’s ability to pay dividends on its common stock, and principal and interest on its subordinated notes, depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

Mid Penn is a bank holding company and its operations are conducted by its subsidiaries, primarily the Bank.  Its ability to pay dividends on its common stock and principal and interest on its subordinated notes depends on its receipt of dividends from the Bank.  Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies.  The ability of the Bank to pay dividends is also subject to profitability, financial condition, liquidity, and capital management limits.  There is no assurance that Mid Penn’s subsidiaries will be able to pay dividends in the future or that Mid Penn will generate adequate cash flow to pay dividends in the future.  Federal Reserve policy, which applies to Mid Penn as a registered bank holding company, also provides that dividends by bank holding companies should generally be paid out of earnings from both the current period and a designated look-back period.  Mid Penn’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Mid Penn may need to, or be required to, raise additional capital in the future, and capital may not be available when needed and on terms favorable to current stockholders

Federal banking regulators require Mid Penn and its subsidiary bank to maintain adequate levels of capital to support their operations.  These capital levels are determined and dictated by law, regulation, and banking regulatory agencies.  In addition, capital levels are also determined by Mid Penn’s management and board of directors, based on capital levels that they believe are necessary to support Mid Penn’s business operations.

If Mid Penn raises capital through merger and acquisition activities, or through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock.  Furthermore, a capital raise through issuance of additional shares may have an adverse impact on Mid Penn’s stock price.  New investors also may have rights, preferences and privileges senior to Mid Penn’s current   common stockholders, which may adversely impact its current common stockholders.

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

Offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock

We may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

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

Our common stock is not insured by any governmental entity

Although Mid Penn and the Bank are regulated by governmental agencies, Mid Penn common stock is not a deposit account or other obligation of the Bank or any other bank and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, any other governmental entity or by any other public or private entity. Investment in Mid Penn common stock is inherently risky for the reasons described elsewhere in this entire “Risk Factors” section, in this document, and our other filings with the SEC.  Mid Penn common stock is also subject to the same market forces that affect the price of common stock in any other public traded company. As a result, investors who acquire Mid Penn common stock may lose some or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Bank owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as its headquarters and the executive and administrative offices of Mid Penn and the Bank.  The Bank also owns one building in Halifax, Pennsylvania that serves as an operational support facility.  In addition, the Bank leases two buildings in Harrisburg, Pennsylvania that serve as additional administrative and operational support offices.  Administrative space is also leased in Pottsville, Lancaster, and Chambersburg, Pennsylvania.  The Bank’s retail office network is comprised of twenty-three full service locations and two ATM only sites at December 31, 2017.  Eleven retail banking locations are located in Dauphin County, five in Schuylkill County, three in Cumberland County, three in Lancaster County, one in Northumberland County, and one in Luzerne County.  As of December 31, 2017, retail banking facilities at twelve locations were owned, while eleven were leased.  All real estate owned is free and clear of encumbrances.  Mid Penn’s operating leases expire at various dates through the year 2035 and generally include options to renew.  For additional information regarding the lease commitments, refer to Part II, Item 8, Note 9 “Bank Premises and Equipment” in the Notes to Consolidated Financial Statements.

Subsequent to year-end 2017, Mid Penn acquired The Scottdale Bank and Trust Company effective January 8, 2018, and added five additional offices in Westmoreland and Fayette Counties in Western Pennsylvania operating as “Scottdale Bank & Trust, a Division of Mid Penn Bank”, all of which are owned free and clear of encumbrances.  Also in January 2018, Mid Penn opened a new full-service office in Halifax, PA.

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

	High	Low	Cash Dividends Paid
Quarter Ended:
March 31, 2017	$28.95	$23.15	$0.23
June 30, 2017	27.95	25.10	0.13
September 30, 2017	29.96	25.71	0.13
December 31, 2017	35.75	29.00	0.13

March 31, 2016	$16.99	$14.70	$0.22
June 30, 2016	16.23	14.88	0.12
September 30, 2016	19.49	15.72	0.12
December 31, 2016	24.00	18.50	0.12

Transfer Agent:  Computershare, Attn: Shareholder Services, P.O. Box 30170, College Station, TX  77842-3170.  Phone:  1-800-368-5948.

Number of Shareholders:  As of March 1, 2018, there were approximately 1,862 shareholders of record of Mid Penn’s common stock.

Dividends:  In 2017, cash dividends of $0.62 were paid, while cash dividends of $0.77 were declared.  A special cash dividend of $0.10 was declared on November 21, 2017 and paid on January 5, 2018.  Cash dividends of $0.58 and $0.68 were paid and declared, respectively, in 2016.  Cash dividends paid and declared were $0.44 in 2015.  The declaration of cash dividends on Mid Penn’s common stock is at the discretion of its Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn is expected to be held at 10:00 a.m. on Tuesday, May 8, 2018, at the Halifax Area Ambulance and Rescue Association Building located at 31 Bunker Hill Road, Halifax, PA  17032.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  www.midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Mid Penn Bancorp, Inc.	100.00	130.80	146.01	155.37	239.20	340.28
Russell 3000	100.00	133.55	150.32	151.04	170.28	206.26
Mid-Atlantic Custom Peer Group*	100.00	117.06	126.84	137.95	154.90	186.90

*	Mid-Atlantic Custom Peer Group consists of Mid-Atlantic commercial banks with assets less than $1B.

Source:  SNL Financial, an offering of S&P Global Market Intelligence

© 2017

www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is filed with this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Selected Financial Data

(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
INCOME:
Total Interest Income	$43,892	$40,212	$36,490	$30,627	$28,983
Total Interest Expense	6,304	5,367	4,607	4,427	5,057
Net Interest Income	37,588	34,845	31,883	26,200	23,926
Provision for Loan and Lease Losses	325	1,870	1,065	1,617	1,685
Noninterest Income	5,693	5,924	4,113	3,284	3,290
Noninterest Expense	31,367	28,818	26,759	20,704	19,391
Income Before Provision for Income Taxes	11,589	10,081	8,172	7,163	6,140
Provision for Income Taxes	4,500	2,277	1,644	1,462	1,201
Net Income	7,089	7,804	6,528	5,701	4,939
Series A Preferred Stock Dividends and Discount Accretion	—	—	—	—	14
Series B Preferred Stock Dividends and Redemption Premium	—	—	473	350	309
Series C Preferred Stock Dividends	—	—	17	—	—
Net Income Available to Common Shareholders	7,089	7,804	6,038	5,351	4,616

COMMON STOCK DATA PER SHARE:
Earnings Per Common Share (Basic)	$1.67	$1.85	$1.47	$1.53	$1.32
Earnings Per Common Share (Fully Diluted)	1.67	1.85	1.47	1.53	1.32
Cash Dividends Declared	0.77	0.68	0.44	0.45	0.25
Cash Dividends Paid	0.62	0.58	0.44	0.45	0.25
Book Value Per Common Share	17.85	16.65	16.58	15.48	13.71
Tangible Book Value Per Common Share (a)	16.82	15.59	15.49	15.13	13.35

AVERAGE SHARES OUTSTANDING (BASIC):	4,236,616	4,229,284	4,106,548	3,495,705	3,491,653
AVERAGE SHARES OUTSTANDING (FULLY DILUTED):	4,236,616	4,229,284	4,106,548	3,495,705	3,491,653

AT YEAR-END:
Available-For-Sale Investment Securities	$93,465	$133,625	$135,721	$141,634	$122,803
Held-to-Maturity Investment Securities	101,356	—	—	—	—
Loans and Leases, Net of Unearned Interest	910,404	813,924	736,513	571,533	546,462
Allowance for Loan and Lease Losses	7,606	7,183	6,168	6,716	6,317
Total Assets	1,170,354	1,032,599	931,638	755,657	713,125
Total Deposits	1,023,568	935,373	777,043	637,922	608,130
Short-term Borrowings	34,611	—	31,596	578	23,833
Long-term Debt	12,352	13,581	40,305	52,961	23,145
Subordinated Debt	17,338	7,414	7,414	—	—
Shareholders' Equity	75,703	70,467	70,068	59,130	52,916

RATIOS:
Return on Average Assets	0.64%	0.78%	0.74%	0.78%	0.71%
Return on Average Shareholders' Equity	9.48%	10.71%	9.16%	9.95%	9.37%
Cash Dividend Payout Ratio	37.13%	31.35%	29.93%	29.41%	18.94%
Allowance for Loan and Lease Losses to Loans and Leases at Year End	0.84%	0.88%	0.83%	1.18%	1.16%
Average Shareholders' Equity to Average Assets for the Year	6.78%	7.28%	8.06%	7.80%	7.56%

(a)	Tangible Book Value Per Common Share excludes goodwill and core deposits and other intangibles, net

.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

•	an increase in the Pennsylvania Bank Shares Tax to which Mid Penn Bank’s capital stock is currently subject, or imposition of any additional taxes on the capital stock of Mid Penn or Mid Penn Bank;
•	impacts of the capital and liquidity requirements imposed by bank regulatory agencies;
•

the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, Financial Accounting Standards Board, the SEC, and other accounting and reporting standard setters;

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes;
•	our ability to implement business strategies, including our acquisition strategy;
•	our ability to successfully expand our franchise, including acquiring institutions or establishing new offices at advantageous prices
•

our ability to successfully integrate any banks, companies, offices, assets, labilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•

potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

•	our ability to attract and retain qualified management and personnel;
•	results of the regulatory examination and supervision process;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	our ability to maintain compliance with the listing rules of NASDAQ;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	volatility in the securities markets;
•	disruptions due to flooding, severe weather, or other natural disasters or Acts of God; and
•	acts of war or terrorism.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

All written or oral forward-looking statements attributable to Mid Penn are expressly qualified in their entirety by these cautionary factors.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K.  The comparability of the results of operations for the years ended 2017 and 2016, compared to 2015, in general, have been impacted by the acquisition of Phoenix, which closed on March 1, 2015. For comparative purposes, some 2016 and 2015 balances have been reclassified to conform to the 2017 presentation.  Such reclassifications had no impact on net income available to common shareholders or shareholders’ equity.

Mid Penn is not aware of any current trends, events, uncertainties or any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on Mid Penn’s liquidity, capital resources, or operations.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Financial Summary

2017 versus 2016

Mid Penn’s net income available to common shareholders (“earnings”) of $7,089,000 for the year 2017 reflects a decrease of $715,000 or 9 percent, as compared to earnings of $7,804,000 for the year 2016.  This represents earnings in 2017 of $1.67 per common share, basic and diluted, compared to $1.85 per common share basic and diluted in 2016.  Earnings for the year 2017 were negatively impacted by a non-cash reduction in the value of Mid Penn’s deferred tax asset, which resulted in a charge of $1,169,000 included in the provision for income taxes. This income tax adjustment was a result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, which lowered Mid Penn’s future maximum corporate tax rate from 34 percent to 21 percent. Though the reduced rate will provide tax savings to Mid Penn in future periods, the reduction resulted in the $1,169,000 write-down of Mid Penn’s deferred tax asset, which was previously valued based upon the projection of a 34 percent future tax benefit.

Total assets of Mid Penn grew $137,755,000 or 13 percent, in 2017 to close the year at $1,170,354,000 compared to total assets of $1,032,599,000 at the end of 2016.  Mid Penn realized favorable loan growth, primarily in commercial relationships, of $96,480,000 or over 11 percent since December 31, 2016. This asset and loan growth was principally funded by an increase in deposits of $88,195,000 or over 9 percent since year-end 2016, with $40,903,000 of the deposit growth being in noninterest-bearing accounts.  Mid Penn was in a short-term borrowing position of $34,611,000 at December 31, 2017, while it was in a Federal Funds Sold position of $30,477,000 at December 31, 2016.

During the year ended December 31, 2017, long-term debt decreased by $1,229,000 or 9 percent, to $12,352,000 by the end of the year as previous higher-cost borrowings matured and Mid Penn was able to replace them with lower-cost funding sources.

Mid Penn’s return on average shareholders’ equity (“ROE”), a widely recognized performance indicator in the financial industry, was 9.48% in 2017 and 10.71% in 2016.  Return on average assets (“ROA”), another performance indicator, was 0.64% in 2017 and 0.78% in 2016.

Net interest margin was 3.68% in 2017 versus 3.82% in 2016.  Net interest income on a tax equivalent basis increased to $38,597,000 in 2017 from $36,470,000 in 2016.  The decrease in the net interest margin for 2017 compared to 2016 was primarily the result of a lower realized yield on the relatively shorter-term and lower-risk securities in the held-to-maturity investment portfolio established in 2017.  Included in net interest income for the year ended December 31, 2016 was $167,000 in income from the successful resolution of two legacy Phoenix loans acquired with credit deterioration. The income was the result of recognizing the remaining accretable and nonaccretable discounts on these loans.  Further discussion of net interest margin can be found in the Net Interest Income section below.

Total nonperforming assets increased $5,549,000 from $5,759,000 at the end of 2016 to $11,308,000 at the end of 2017.  The increase in nonperforming assets is primarily due to two loan relationships totaling $7.3 million, with a combined $136,000 specific allowance allocation, being placed on nonaccrual status during the latter six months of 2017.   Further discussion of these components can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

Mid Penn had net loan recoveries of $98,000 for the twelve months ended December 31, 2017, compared to net loan charge-offs of $855,000 during the same period of 2016. The net recoveries were a result of Mid Penn’s successful collection and workout efforts on previously impaired loan relationships.  Gross charge-offs decreased $610,000 from $1,107,000 in 2016 to $497,000 in 2017.  Mid Penn decreased the provision for loan and lease losses from $1,870,000 in 2016 to $325,000 in 2017.  The significant net principal recoveries during the twelve months ended December 31, 2017 added $98,000 to the allowance for loan loss balance. Also, as a result of favorable workout activities of certain impaired credits, the amount of required specific allocations in the allowance was reduced as of December 31, 2017 as compared to the prior year end.  Further discussion of these issues can be found in the Provision for Loan and Lease Losses section below.

Mid Penn’s regulatory capital measures of Tier 1 Capital (to risk weighted assets) of $74,417,000 or 8.4%, and Total Capital (to risk weighted assets) of $99,466,000 or 11.3%, at December 31, 2017, are above the regulatory “well capitalized” requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity net of the accumulated other comprehensive income/loss component. Total Capital includes the Tier 1 Capital as well as Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

2016 versus 2015

The comparability of the results of operations for the years ended 2016 and 2015, in general, have been impacted by the acquisition of Phoenix.  The reported results for the year ended December 31, 2015 included only ten months of operating results related to the Phoenix acquisition, which closed on March 1, 2015, versus 2016 including twelve months of Phoenix-related results.

Mid Penn’s earnings of $7,804,000 for the year 2016 reflects an increase of $1,766,000 or 29 percent, over earnings of $6,038,000 for the year 2015.  This represents earnings in 2016 of $1.85 per common share, basic and diluted, compared to $1.47 per common share basic and diluted in 2015.

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

Mid Penn’s ROE was 10.71% in 2016 and 9.16% in 2015.  ROA was 0.78% in 2016 and 0.74% in 2015.

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

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

	Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)	December 31, 2017				December 31, 2016				December 31, 2015
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$2,621	$18		0.69%	$2,559	$12		0.47%	$6,377	$44		0.69%
Investment Securities:
Taxable	121,050	2,376		1.96%	79,277	1,515		1.91%	67,382	1,604		2.38%
Tax-Exempt	52,919	1,687	(a)	3.19%	80,451	3,130	(a)	3.89%	69,996	3,031	(a)	4.33%
Total Securities	173,969	4,063		2.34%	159,728	4,645		2.91%	137,378	4,635		3.37%

Federal Funds Sold	11,220	115		1.02%	16,848	82		0.49%	535	2		0.37%
Loans and Leases, Net	857,259	40,591	(b)	4.73%	772,877	36,963	(b)	4.78%	689,870	33,483	(b)	4.85%
Restricted Investment in Bank Stocks	2,955	114		3.86%	2,751	135		4.91%	3,751	249		6.64%
Total Earning Assets	1,048,024	44,901		4.28%	954,763	41,837		4.38%	837,911	38,413		4.58%

Cash and Due from Banks	20,323				12,791				13,263
Other Assets	35,092				33,898				32,754
Total Assets	$1,103,439				$1,001,452				$883,928

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$335,859	1,410		0.42%	$293,745	1,009		0.34%	$238,141	804		0.34%
Money Market	247,337	1,448		0.59%	235,561	1,315		0.56%	208,693	1,122		0.54%
Savings	62,500	35		0.06%	59,615	34		0.06%	52,895	31		0.06%
Time	197,154	2,570		1.30%	172,657	2,156		1.25%	154,335	1,932		1.25%
Total Interest-bearing Deposits	842,850	5,463			761,578	4,514			654,064	3,889

Short-term Borrowings	7,961	111		1.39%	2,370	15		0.63%	13,184	47		0.36%
Long-term Debt	13,321	318		2.39%	28,474	442		1.55%	50,642	648		1.28%
Subordinated Debt	7,746	412		5.32%	7,431	396		5.33%	625	23		3.68%
Total Interest-bearing Liabilities	871,878	6,304		0.72%	799,853	5,367		0.67%	718,515	4,607		0.64%

Noninterest-bearing Demand	146,683				120,244				87,474
Other Liabilities	10,094				8,462				6,691
Shareholders' Equity	74,784				72,893				71,248
Total Liabilities & Shareholders' Equity	$1,103,439				$1,001,452				$883,928

Net Interest Income		$38,597				$36,470				$33,806

Total Yield on Earning Assets				4.28%				4.38%				4.58%
Rate on Supporting Liabilities				0.72%				0.67%				0.64%
Average Interest Spread				3.56%				3.71%				3.94%
Net Interest Margin				3.68%				3.82%				4.03%

(a)	includes tax equivalent adjustments of $574,000, $1,064,000, and $1,031,000 for the years 2017, 2016, and 2015, respectively, resulting from tax-free municipal securities in the investment portfolio.
(b)	includes tax equivalent adjustments of $435,000, $561,000, and $643,000 for the years 2017, 2016, and 2015, respectively, resulting from the tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Interest and average rates in Table 1 above are presented on a fully taxable-equivalent basis, using an effective tax rate of 34%.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.  Loan fees of $921,000, $1,097,000, and $666,000 are included with loan interest income in Table 1 above for the years 2017, 2016, and 2015, respectively.

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2017 Compared to 2016			2016 Compared to 2015
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$1	$5	$6	$(26)	$(6)	$(32)
Investment Securities:
Taxable	798	63	861	283	(372)	(89)
Tax-Exempt	(1,071)	(372)	(1,443)	453	(354)	99
Total Securities	(273)	(309)	(582)	736	(726)	10

Federal Funds Sold	(27)	60	33	61	19	80
Loans and Leases, Net	4,036	(408)	3,628	4,029	(549)	3,480
Restricted Investment Bank Stocks	10	(31)	(21)	(66)	(48)	(114)
Total Interest Income	3,747	(683)	3,064	4,734	(1,310)	3,424

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	145	256	401	188	17	205
Money Market	66	67	133	145	48	193
Savings	—	1	1	—	3	3
Time	306	108	414	229	(5)	224
Total Interest Bearing Deposits	517	432	949	562	63	625

Short-term Borrowings	35	61	96	(39)	7	(32)
Long-term Debt	(235)	111	(124)	(284)	78	(206)
Subordinated Debt	17	(1)	16	250	123	373
Total Interest Expense	334	603	937	489	271	760

NET INTEREST INCOME	$3,413	$(1,286)	$2,127	$4,245	$(1,581)	$2,664

The effect of changing volume and rate which cannot be segregated has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis assuming a federal income tax rate of 34%.

During 2017, taxable equivalent net interest income increased $2,127,000 or 6 percent compared to 2016.  During 2016, taxable equivalent net interest income increased $2,664,000 or 8 percent compared to 2015.    The average balances, effective interest differential, and interest yields for the years ended December 31, 2017, 2016, and 2015 and the components of net interest income, are presented in Table 1.  Table 2 provides a comparative presentation of the changes in net interest income for 2017 compared to 2016, and 2016 compared to 2015.  Table 2 presents the changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

The yield on earning assets decreased to 4.28% in 2017 from 4.38% in 2016.  The yield on earning assets for 2015 was 4.58%.  The decline in the yield on earning assets in 2017 was softened by the increase in both investment and loan volume.  The increased volume helped offset the impact of the decline in the average rate.  The average rate on loans decreased from 4.78% in 2016 to 4.73% in 2017.  The average rates on investment securities also declined from 2016 to 2017 as a decrease in the yield on tax-exempt investments from 3.89% to 3.19% more than offset the impact of the yield on taxable investments increasing slightly from 1.91% to 1.96%.  This decline in investment yields was generally the result of matured, called, and sold bond proceeds being reinvested at less favorable market rates and from held-to-maturity purchases of lower-risk and lower-yielding bonds.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Interest expense increased by $937,000 or 17 percent in 2017, as compared to 2016.  For the year ending December 31, 2016, interest expense increased $760,000 or 16 percent, compared to 2015.  The cost of interest bearing liabilities increased to 0.72% in 2017 from 0.67% in 2016.  The cost of interest bearing liabilities for 2015 was 0.64%.  While the continued low interest rate environment, along with Mid Penn’s ability to replace higher-cost time deposits with lower-cost demand deposits, aided in maintaining a low cost of interest bearing liabilities in 2017, the increase in the volume of interest bearing liabilities of $72,025,000 for the year ended December 31, 2017 led to the overall increase in interest expense.

Included in the net interest income for the year ended December 31, 2016 was $167,000 in income from the successful resolution of two legacy Phoenix loans acquired with credit deterioration.  The income was the result of recognizing the remaining accretable and nonaccretable discounts on these loans.

Net interest margin, on a tax equivalent basis, was 3.68% in 2017 compared to 3.82% in 2016 and 4.03% in 2015.  The decrease in the net interest margin for 2017 compared to 2016, and from 2016 compared to 2015, was primarily the result of a lower realized yield on securities purchased for the investment portfolio, including the impact of the lower-risk and lower yielding held-to-maturity portfolio established in 2017.  Further changes to the future mix of the loan, investment, and deposit products in the Bank's portfolios, and the volume of variable rate and fixed rate instruments based upon new loan originations and investment purchases, may significantly change the net interest margin and the yields on earning-assets and the costs of interest-bearing liabilities.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve.  Management continues to monitor the net interest margin closely.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s portfolio credit risk and potential loss assessment process, which took into consideration the risk characteristics of the loan and lease portfolio and shifting collateral values from December 31, 2016 to December 31, 2017.  For the year ended December 31, 2017, the provision for loan and lease losses was $325,000 compared to $1,870,000 for the year ended December 31, 2016.  The allowance for loan and lease losses as a percentage of total loans was 0.84% at December 31, 2017, compared to 0.88% at December 31, 2016 and 0.83% at December 31, 2015.

For the year ended December 31, 2017, Mid Penn had net recoveries of $98,000 compared to net charge-offs of $855,000 during the year ended December 31, 2016.  Loans charged off during 2017 were comprised of eight commercial real estate loans among five relationships totaling $322,000 and two commercial and industrial loans for $25,000.  In addition, there were charge-offs for three consumer loans to unrelated borrowers totaling $4,000, one home equity loan for $20,000, and five residential real estate loans among four relationships totaling $102,000.  The remaining $24,000 was comprised of deposit account charge-offs.  These charge-offs were more than offset by total recoveries of $595,000 realized during 2017, primarily comprised of three commercial real estate loans among two relationships totaling $454,000.

Several factors contributed to the decrease in the loan loss provision expense in 2017 compared to 2016.  The significant net principal recoveries during the twelve months ended December 31, 2017 added $98,000 to the allowance for loan loss balance. Additionally, during the year ended December 31, 2017, Mid Penn had favorable workouts of certain impaired credits, which reduced the amount of required specific allocations in the allowance as compared to the prior year end.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015	2014	2013
Balance, beginning of year	$7,183	$6,168	$6,716	$6,317	$5,509
Loans and leases charged off:
Commercial real estate, construction and land development	322	216	1,569	1,057	936
Commercial, industrial and agricultural	25	820	130	62	183
Real estate - residential	102	4	35	133	167
Consumer	48	67	50	76	187
Total loans and leases charged off	497	1,107	1,784	1,328	1,473

Recoveries on loans and leases previously charged off:
Commercial real estate, construction and land development	553	211	75	13	286
Commercial, industrial and agricultural	26	4	12	13	193
Real estate - residential	4	26	44	20	23
Consumer	12	11	40	64	92
Total loans and leases recovered	595	252	171	110	596

Net (recoveries) charge-offs	(98)	855	1,613	1,218	877
Provision for loan and lease losses	325	1,870	1,065	1,617	1,685
Balance, end of year	$7,606	$7,183	$6,168	$6,716	$6,317

	Years ended December 31,
	2017	2016	2015	2014	2013
Ratio of net (recoveries) charge-offs during the year to average loans and leases outstanding during the year, net of unearned discount	-0.01%	0.11%	0.23%	0.22%	0.17%

Allowance for loan and lease losses as a percentage of total loans and leases at December 31	0.84%	0.88%	0.83%	1.18%	1.16%

Allowance for loan and lease losses as a percentage of non-performing assets at December 31	67.26%	124.73%	101.75%	58.36%	49.84%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Income from fiduciary activities	$845	$481	$466
Service charges on deposits	721	684	690
Net gain on sales of investment securities	42	1,046	325
Earnings from cash surrender value of life insurance	262	264	269
Mortgage banking income	872	922	456
ATM debit card interchange income	937	844	741
Merchant services income	335	317	235
Net gain on sales of SBA loans	800	470	252
Other income	879	896	679
Total Noninterest Income	$5,693	$5,924	$4,113

Noninterest Income

2017 versus 2016

During the twelve months ended December 31, 2017, noninterest income (excluding net securities gains of $42,000) increased $773,000 or 16 percent, versus the twelve months ended December 31, 2016 (excluding net security gains of $1,046,000).  Items of particular note are detailed below.

Mid Penn increased its origination and sales activities related to SBA loans, resulting in gains of $800,000 from related loan sales during the year ended December 31, 2017, an increase of $330,000 or 70 percent compared to SBA loan sales gains of $470,000 for the twelve months ended December 31, 2016. More qualified small business borrowers continue to take advantage of Mid Penn’s Preferred Lender status with the SBA.

Income from fiduciary activities was $845,000 for the twelve months ended December 31, 2017, an increase of $364,000 or 76 percent compared to fiduciary income of $481,000 for the year ended December 31, 2016. These additional revenues were attributed to trust assets under management significantly increasing over the past twelve months as a result of successful business development efforts by Mid Penn’s expanded team of trust and retail investment officers.

ATM debit card interchange income was $937,000 for the twelve months ended December 31, 2017, an increase of $93,000 or 11 percent compared to interchange income of $844,000 for the same period in 2016. The additional income is a result of an increased volume of transactional checking accounts and an increase in Mid Penn Bank ATM debit card transactions across our market area.

Net gains on sales of securities were $42,000 for the twelve months ended December 31, 2017, a decrease of $1,004,000 or 96 percent compared to net gains on sales of securities of $1,046,000 during the year ended December 31, 2016. During 2016, Mid Penn took advantage of favorable fixed income investment market conditions and increased fair values on several securities to reposition some of its investment portfolio, including selling a large volume of longer-term and rate-sensitive CMOs, as well as certain municipal bonds and agency notes.

Other noninterest income decreased $17,000 for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016.  Included in 2016 other income was $86,000 from the gain on the sale of insurance policies upon the dissolution of Mid Penn Insurance Services, LLC, a then wholly-owned subsidiary of Mid Penn Bank, effective March 1, 2016.  The decision was made to liquidate the subsidiary due to the lack of consistent profitability and growth.

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

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Salaries and employee benefits	$16,929	$15,564	$14,043
Occupancy expense, net	2,512	2,064	1,947
Equipment expense	1,536	1,689	1,477
Pennsylvania Bank Shares tax expense	451	648	408
FDIC Assessment	792	688	613
Legal and professional fees	802	711	588
Marketing and advertising expense	516	500	533
Software licensing	1,458	1,380	1,472
Telephone expense	497	548	569
Loss on sale/write-down of foreclosed assets	88	217	111
Intangible amortization	104	126	114
Merger and acquisition expense	619	-	762
ATM debit card processing expense	448	440	334
Internet banking expense	593	528	429
Director fees and benefits expense	465	340	363
Loan collection costs	148	178	306
Meals, travel, and lodging expense	544	428	399
Data processing	420	341	346
Insurance	216	178	186
OREO expense	79	248	255
Investor services	115	85	96
Other expenses	2,035	1,917	1,408
Total Noninterest Expense	$31,367	$28,818	$26,759

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Noninterest Expense

2017 versus 2016

During the year ended December 31, 2017, noninterest expenses totaled $31,367,000, an increase of $2,549,000 or 9 percent compared to $28,818,000 for the year ended December 31, 2016.

Salaries and employee benefits expense increased $1,365,000 or 9 percent during the twelve months ended December 31, 2017, versus the same period in 2016, with the increase attributable to (i) the addition of commercial lending personnel and credit support staff in alignment with Mid Penn’s core banking growth and expanding markets, (ii) retail staff additions at the New Holland and Orwigsburg locations, which opened in 2017, and the Oregon Pike location, which opened in late 2016, and (iii) an increased volume of covered employees and healthcare claims as Mid Penn maintains a self-funded medical plan as part of a consortium.

In connection with the acquisition of Scottdale, Mid Penn incurred $619,000 of merger related expenses during 2017, while no merger related expenses were incurred in 2016.

Occupancy expenses increased $448,000 or 22 percent during the year ended December 31, 2017 compared to the same period in 2016. In the twelve months since December 31, 2016, Mid Penn added facility operating costs associated with opening the above-noted three new branch offices, as well as incurring full-year costs for loan production offices opened during 2016 in Lancaster and Franklin Counties in Pennsylvania.

Mid Penn’s FDIC assessment costs were $792,000 during the twelve months ended December 31, 2017, an increase of $104,000 or 15 percent compared to the FDIC assessment of $688,000 for the twelve months ended December 31, 2016. The increase is due to Mid Penn’s growth in deposits and assets, which increased the base amount used to determine the FDIC insurance assessment.

Legal and professional fees for the twelve months ended December 31, 2017 increased by $91,000 or 13 percent compared to the same period in 2016 due to increased third-party services for wealth management, audit, and public relations activities.

Pennsylvania bank shares tax expense decreased $197,000 or 30 percent during the twelve months ended December 31, 2017 versus the same period in 2016, due to the additional Pennsylvania-eligible tax credits generated from Mid Penn’s increased level of charitable donations to support education and community development organizations throughout the markets it serves. The increased amount of charitable contributions supported part of the increase in Other Expenses.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Investments

Mid Penn’s investment portfolio is utilized primarily to provide liquidity and collateral, while also being managed to provide additional interest income within reasonable risk parameters.

During 2017, Mid Penn added a held-to-maturity pool to its overall investment portfolio, and as of December 31, 2017, had $101,356,000 of held-to-maturity securities recorded at amortized cost. No securities were designated as held-to-maturity at December 31, 2016. Mid Penn’s total available-for-sale securities portfolio decreased $40,160,000 or 30 percent, from $133,625,000 at December 31, 2016 to $93,465,000 at December 31, 2017, as some available-for-sale investments were sold to fund both the held-to-maturity pool and loan growth. Mid Penn’s available for sale portfolio is recorded at fair value, meaning the investments are valued at a market price relative to investments of the same type with similar maturity dates.  As the interest rate environment of these securities changes, the fair value of securities changes accordingly.

At December 31, 2017, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $2,159,000 (unrealized loss on securities of $2,733,000 less deferred income tax benefit of $574,000).  At December 31, 2016, the unrealized losses on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $2,919,000 (unrealized loss on securities of $4,423,000 less a deferred income tax benefit of $1,504,000).  Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.  Table 6 provides a summary of our investment securities.

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2017	2016	2015
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$38,730	$47,012	$26,990
Mortgage-backed U.S. government agencies	25,831	25,619	38,804
State and political subdivision obligations	27,043	58,838	66,617
Corporate debt securities	1,005	1,000	2,070
Equity securities	856	1,156	1,240
Total available-for-sale securities	93,465	133,625	135,721
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	$10,894	$—	$—
Mortgage-backed U.S. government agencies	52,949	—	—
State and political subdivision obligations	36,640	—	—
Corporate debt securities	—	—	—
Equity securities	—	—	—
Total held-to-maturity securities	100,483	—	—
Total	$193,948	$133,625	$135,721

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Maturity and yield information relating to debt securities is shown in Table 7.

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
	One Year	Year thru	Years thru	After Ten
As of December 31, 2017	and Less	Five Years	Ten Years	Years	Total
Available for sale securities:
U.S. Treasury and U.S. government agencies	$—	$10,570	$28,160	$—	$38,730
Mortgage-backed U.S. government agencies	—	65	11,334	14,432	25,831
State and political subdivision obligations	—	—	16,619	10,424	27,043
Corporate debt securities	—	—	1,005	—	1,005
Equity securities	100	250	—	506	856
	$100	$10,885	$57,118	$25,362	$93,465
Held to maturity securities:
U.S. Treasury and U.S. government agencies	$2,001	$8,983	$—	$—	$10,984
Mortgage-backed U.S. government agencies	—	—	9,706	43,766	53,472
State and political subdivision obligations	—	449	35,940	511	36,900
Corporate debt securities	—	—	—	—	—
Equity securities	—	—	—	—	—
	$2,001	$9,432	$45,646	$44,277	$101,356

		After One	After Five
		Year thru	Years
	One Year	Five	thru	After Ten
Weighted Average Yields	and Less	Years	Ten Years	Years	Total
Available for sale securities:
U.S. Treasury and U.S. government agencies	—	1.93%	2.14%	—	2.08%
Mortgage-backed U.S. government agencies	—	4.11%	2.97%	2.57%	2.75%
State and political subdivision obligations	—	—	3.56%	3.18%	3.41%
Corporate debt securities	—	—	4.75%	—	4.75%
Equity securities	4.75%	1.50%	—	2.72%	2.60%
	4.75%	1.93%	2.76%	2.82%	2.69%
Held to maturity securities:
U.S. Treasury and U.S. government agencies	1.25%	1.67%	—	—	1.59%
Mortgage-backed U.S. government agencies	—	—	3.01%	2.78%	2.82%
State and political subdivision obligations	—	3.38%	3.11%	4.15%	3.13%
Corporate debt securities	—	—	—	—	—
Equity securities	—	—	—	—	—
	1.25%	1.75%	3.09%	2.80%	2.80%

Loans

Total loans at December 31, 2017 were $910,404,000 compared to $813,924,000 at December 31, 2016, an increase of $96,480,000 or over 11 percent. The majority of Mid Penn’s loan portfolio and growth continues to be in commercial loans, including both commercial and industrial financing, and commercial real estate credits.

At December 31, 2017 and 2016, loans, net of unearned income, represented 83 percent of earning assets, compared to 84 percent on December 31, 2015.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, construction and land development	$465,122	51.1	$397,547	48.8	$355,339	48.1	$289,378	50.6	$274,279	50.2
Commercial, industrial and agricultural	188,262	20.7	171,985	21.1	160,988	21.8	120,326	21.0	107,492	19.7
Real estate - residential	253,152	27.8	240,418	29.5	216,269	29.6	159,004	27.8	160,294	29.3
Consumer	3,954	0.4	4,132	0.6	4,204	0.5	3,018	0.6	4,646	0.8
Total Loans	910,490	100.0	814,082	100.0	736,800	100.0	571,726	100.0	546,711	100.0
Unearned income	(86)		(158)		(287)		(193)		(249)
Loans net of unearned discount	910,404		813,924		736,513		571,533		546,462
Allowance for loan and lease losses	(7,606)		(7,183)		(6,168)		(6,716)		(6,317)
Net loans	$902,798		$806,741		$730,345		$564,817		$540,145

Mid Penn’s maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
	One Year	Year thru	After Five
As of December 31, 2017	and Less	Five Years	Years	Total
Commercial real estate, construction and land development	$23,027	$41,047	$401,048	$465,122
Commercial, industrial and agricultural	8,464	54,822	124,976	188,262
Real estate - residential mortgages	6,583	24,903	221,666	253,152
Consumer	76	1,045	2,747	3,868
	$38,150	$121,817	$750,437	$910,404

Rate Sensitivity
Predetermined rate	$11,204	$66,528	$129,833	$207,565
Floating or adjustable rate	26,946	55,289	620,604	702,839
	$38,150	$121,817	$750,437	$910,404

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

Other than as described herein, Mid Penn does not believe there are any current significant credit-related trends, events or uncertainties relating to its loan portfolio that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Mid Penn recognizes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn continues to monitor the financial strength of borrowers constantly and does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components, or perform commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2017	2016	2015	2014	2013
Nonperforming Assets:
Nonaccrual loans	$10,575	$4,658	$4,418	$8,907	$10,877
Accruing troubled debt restructured loans	544	877	459	2,035	833
Total nonperforming loans	11,119	5,535	4,877	10,942	11,710

Foreclosed real estate	189	224	1,185	565	965
Total nonperforming assets	11,308	5,759	6,062	11,507	12,675

Accruing loans 90 days or more past due	—	59	55	—	—
Total risk elements	$11,308	$5,818	$6,117	$11,507	$12,675

Nonperforming loans as a % of total loans outstanding	1.22%	0.68%	0.66%	1.91%	2.14%

Nonperforming assets as a % of total loans outstanding and other real estate	1.24%	0.71%	0.82%	2.01%	2.32%

Ratio of allowance for loan losses to nonperforming loans	68.41%	129.78%	126.46%	61.37%	53.94%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to charging down or charging off the loan.  Once the charge down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  During 2017, nonperforming loans increased $5,584,000 from $5,535,000 at December 31, 2016, to $11,119,000 at December 31, 2017, while foreclosed real estate declined $35,000 to $189,000 at December 31, 2017.  The increase in nonperforming loans caused total nonperforming assets to increase by $5,490,000 to $11,308,000 at December 31, 2017 from $5,818,000 at December 31, 2016.  The increase in nonperforming assets is primarily due to two loan relationships totaling $7,311,000 being placed on nonaccrual status during the latter six months of 2017.  These loans account for 66 percent of the nonperforming assets total and are discussed in more detail below.

Loan no. 1 – At December 31, 2017, the outstanding principal balance of this loan relationship was $4,461,000.  A $136,000 specific allowance allocation was assigned to this relationship. As part of the workout process this loan has been modified as a troubled debt restructured loan during 2017.  Management is pursuing diligent workout efforts, including proceeds from the sale of pledged collateral not associated with the primary operation of the business to restore the loan to current status and to collect the remaining outstanding balance.

Loan no. 2 – At December 31, 2017, the outstanding principal balance of this loan relationship was $2,850,000 and was comprised of eight loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  Given that the fair value of the collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  As part of the workout process, this loan was modified as a troubled debt restructured loan during 2017.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

Mid Penn’s troubled debt restructured loans at December 31, 2017 totaled $9,571,000 of which $544,000 were accruing loans in compliance with the terms of the modification and $9,027,000 are included in nonaccrual loans.  As a result of the evaluation, a specific allocation, and subsequently, charge-offs have been taken as appropriate.  Further discussion of troubled debt restructured loans can be found in Note 8 to Mid Penn’s Consolidated Financial Statements, which are included in Item 8.  As of December 31, 2017, there were no defaulted troubled debt restructured loans as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructured loans, and these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and may include reductions in principal payments, reductions in interest rates, and/or repayment of the loan as collateral is sold.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The following table provides additional analysis of partially charged off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)	December 31, 2017	December 31, 2016
Period ending total loans outstanding (net of unearned income)	$910,404	$813,924
Allowance for loan and lease losses	7,606	7,183
Total Nonperforming loans	11,119	5,535
Nonperforming and impaired loans with partial charge-offs	1,701	1,604

Ratio of nonperforming loans with partial charge-offs to total loans	0.19%	0.20%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	15.30%	28.97%

Coverage ratio net of nonperforming loans with partial charge-offs	80.76%	182.71%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	0.84%	0.88%

Mid Penn has not experienced any additional charge-offs on loans for which a partial charge-off had originally been taken during the periods presented.

Mid Penn considers a commercial loan or commercial real estate loan to be impaired when it becomes 90 days or more past due and not in the process of collection, or sooner when it is probable that Mid Penn will be unable to collect all contractual principal and interest due.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time, the loan would likely be considered collateral dependent as the discounted cash flow (“DCF”) method would indicate no operating income is available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.

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

As noted above, Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans.  The balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In addition, Mid Penn takes a preemptive step when any commercial loan or commercial real estate loan becomes classified under its internal classification system.  A preliminary collateral evaluation in accordance with the guidance on impaired loans is prepared using the existing collateral information in the loan file.  This process allows Mid Penn to review both the credit and documentation files to determine the status of the information needed to make a collateral evaluation.  This collateral evaluation is preliminary, but allows Mid Penn to determine if any potential collateral shortfalls exist.

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

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate as soon as practicable following the credit being classified as substandard non-accrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until such time as Mid Penn is in receipt of the updated valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

In some instances Mid Penn is not holding real estate as collateral and is relying on business assets (personal property) for repayment.  In these circumstances, a collateral inspection is performed by Mid Penn personnel to determine an estimated value.  The value is based on net book value, as provided by the financial statements, and discounted accordingly based on determinations made by management.  Occasionally, Mid Penn will employ an outside service to provide a fair estimate of value based on auction or private sales.  Management reviews the estimates of these third parties and discounts them accordingly based on management’s judgment, if deemed necessary.

For impaired loans with no valuation allowance required, Mid Penn’s practice of obtaining independent third party market valuations on the subject property as soon as practicable following being placed on nonaccrual status sometimes indicates that the loan to value ratio is sufficient to obviate the need for a specific allocation, despite significant deterioration in real estate values in Mid Penn’s primary market area.  These circumstances are determined on a case by case analysis of the impaired loans.

Mid Penn actively monitors the values of collateral on impaired loans.  This monitoring may require the modification of collateral values over time or changing circumstances by some factor, either positive or negative, from the original values.  All collateral values will be assessed by management at least every 12 months for possible revaluation by an independent third party.

Mid Penn had $11,649,000 in loans deemed impaired at December 31, 2017.  Excluding $861,000 in loans acquired with credit deterioration from the Phoenix acquisition, Mid Penn had certain loan relationships deemed impaired with an aggregate carrying balance of $10,788,000.  Impaired loans included a group of loans with an aggregate carrying balance of $6,344,000 for which specific allocations totaling $529,000 were included within the loan loss reserve for these loans.  The remaining $4,444,000 of loans required no specific allocation within the loan loss reserve.  Of the $10,788,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix acquisition, $4,847,000 were commercial real estate relationships, $4,434,000 were commercial and industrial relationships, $760,000 were residential relationships, $487,000 were commercial real estate–construction relationships, and $260,000 were home equity relationships.  There were specific loan loss reserve allocations of $293,000 against the commercial real estate relationships, $136,000 against the commercial and industrial relationships, and $100,000 against the commercial real estate-construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

The allowance for loan losses is a reserve established in the form of a provision expense for loan and lease losses and is reduced by loan charge-offs net of recoveries.  In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risk on a monthly basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan and lease losses to the Board of Directors, indicating any changes in the allowance since the last review.  In making the evaluation, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan and lease losses as an integral part of the examination process.  As part of the examination process, federal or state regulatory agencies may require Mid Penn to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

While the allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  Changes in these estimates may impact the provisions charged to expense in future periods.  Management believes, based on information currently available, that the allowance for loan and lease losses of $7,606,000 as of December 31, 2017 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12: ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2017	2016	2015	2014	2013
Commercial real estate, construction and land development	$4,613	$4,467	$3,705	$3,958	$4,015
Commercial, industrial and agricultural	1,795	1,581	1,394	1,395	1,187
Real estate - residential	428	541	534	450	581
Consumer	426	382	329	688	513
Unallocated	344	212	206	225	21
	$7,606	$7,183	$6,168	$6,716	$6,317

The growth in the loan portfolio during 2017, as well as an increase in specific allocations on impaired loans, resulted in a larger allowance in 2017.  See also the discussion in the Provision for Loan and Lease Losses section.

The allowance for loan and lease losses at December 31, 2017 was $7,606,000 or 0.84% of total loans (less unearned discount), as compared to $7,183,000 or 0.88% at December 31, 2016, and $6,168,000 or 0.83% at December 31, 2015.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are deposits.  Total deposits at December 31, 2017 increased by $88,195,000 or 9 percent over December 31, 2016, which increased by $158,330,000 or 20 percent over December 31, 2015.  During 2017, non-interest bearing demand, interest bearing demand, savings, and time deposit categories increased, more than offsetting a small decrease in money market deposits.  Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2017, 2016, and 2015 are presented in Table 13.

Short-term borrowings, consisting of federal funds purchased, totaled $34,611,000 as of December 31, 2017.  As of December 31, 2016, Mid Penn had no short-term borrowings outstanding.

At December 31, 2017, the Bank had $19,447,000 in brokered time deposits, an increase of $5,880,000 or 43 percent over December 31, 2016, which increased by $2,399,000 or 21 percent over 2015.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	Years Ended December 31,
	2017		2016		2015
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$146,683	0.00%	$120,244	0.00%	$87,474	0.00%
Interest-bearing demand deposits	335,859	0.42	293,745	0.34	238,141	0.34
Money market	247,337	0.59	235,561	0.56	208,693	0.54
Savings	62,500	0.06	59,615	0.06	52,895	0.06
Time	197,154	1.30	172,657	1.25	154,335	1.25
	$989,533	0.55%	$881,822	0.51%	$741,538	0.53%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2017	2016	2015
Three months or less	$38,563	$16,083	$8,986
Over three months to twelve months	27,295	28,254	17,807
Over twelve months	39,883	41,822	37,233
	$105,741	$86,159	$64,026

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

Shareholders’ equity increased in 2017 by $5,236,000 or 7 percent, following an increase in 2016 of $399,000 or 1 percent, and an increase in 2015 of $1,938,000 or 18 percent.  In 2017, capital was positively impacted by the net income available to common shareholders of $7,089,000 and other comprehensive income of $1,120,000. These increases were partially offset by dividend declarations of $3,264,000.  Capital was positively impacted in 2016 by the net income available to common shareholders of $7,804,000 but this increase was offset by the other comprehensive loss of $4,665,000 and dividend declarations of $2,875,000. The primary source of Mid Penn’s other comprehensive loss in 2016 was the change in unrealized losses on available-for-sale investments held primarily to support public deposit pledging requirements.  These unrealized losses are not other-than-temporary-impairments, but relate to the price changes of securities from significant yield curve increases which occurred during the fourth quarter of 2016.  In 2015 capital was positively impacted by the issuance of 723,851 shares of common stock valued at $11,292,000 as merger consideration in the Phoenix acquisition, as well as an increase in retained earnings from the normal operations of Mid Penn.  Also in 2015, Mid Penn used the net proceeds from the issuance and sale of $7,500,000 of subordinated notes to redeem all of (i) its Series B Preferred Stock for an aggregate redemption price of $5,123,000, including declared but unpaid dividends and (ii) Series C Preferred Stock for an aggregate redemption price of $1,750,000.  These redemptions negatively impacted total shareholders’ equity in 2015.

Mid Penn’s current intent for dividend payout is to provide reasonable quarterly cash returns to shareholders while still retaining sufficient earnings to finance future growth and maintain sound capital levels.  For additional information, see “Part II – Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities – Dividends”.  The dividends paid and declared on common shares totaled $0.62 and $0.77, respectively, for the year ended December 31, 2017.  Dividends paid and declared, respectively, totaled $0.58 and $0.68, respectively, for the year ended December 31, 2016, and $0.44 and $0.44 for the year ended December 31, 2015.  The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 37.13% for 2017 and 31.35% for 2016.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2017, and 2016, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2017
Tier 1 Capital (to Average Assets)	$74,417	6.5%	$45,857	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	50,661	5.75%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	63,877	7.25%	N/A	N/A
Total Capital (to Risk Weighted Assets)	99,466	11.3%	81,498	9.25%	N/A	N/A

Bank
As of December 31, 2017
Tier 1 Capital (to Average Assets)	$88,294	7.7%	$45,846	4.00%	$57,308	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	50,661	5.75%	57,269	6.5%
Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	63,877	7.25%	70,485	8.0%
Total Capital (to Risk Weighted Assets)	96,005	10.9%	81,498	9.25%	88,106	10.0%

Corporation
As of December 31, 2016
Tier 1 Capital (to Average Assets)	$70,431	6.8%	$41,595	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	39,641	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	51,244	6.625%	N/A	N/A
Total Capital (to Risk Weighted Assets)	85,148	11.0%	66,714	8.625%	N/A	N/A

Bank
As of December 31, 2016
Tier 1 Capital (to Average Assets)	$77,026	7.4%	$41,568	4.00%	$51,960	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	39,611	5.125%	50,239	6.5%
Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	51,205	6.625%	61,832	8.0%
Total Capital (to Risk Weighted Assets)	84,329	10.9%	66,663	8.625%	77,291	10.0%

(1)  Minimum amounts and ratios as of December 31, 2017 include the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework.  At December 31, 2016, the minimum amounts and ratios included the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework.

Series B Preferred Stock

Between September 26, 2012 and January 3, 2013, Mid Penn issued, via a private placement, 5,000 shares of its 7% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), resulting in total gross proceeds of $5,000,000.  On December 9, 2015, Mid Penn, used a portion of the proceeds from an offering of the subordinated notes described below, to redeem all of its issued and outstanding shares of Series B Preferred Stock at a price equal to $1,024.67 per share, which is equal to $1,020 per share plus declared but unpaid dividends on December 9, 2015, for a total redemption price of $5,123,000.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Small Business Lending Fund Preferred Shares

On March 1, 2015, Mid Penn assumed all of the issued and outstanding shares of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund (“SBLF”) and issued 1,750 shares of SBLF Preferred Shares, having a $1,000 liquidation preference per share, to the Treasury.  The SBLF Preferred Shares qualified as Tier 1 Capital and had terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.  Mid Penn paid noncumulative dividends quarterly on January 1, April 1, July 1, and October 1.  The dividend rate was 1.00% per annum for payment dates up to its redemption.  On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of subordinated notes described below, redeemed all of the outstanding SBLF Preferred Shares held by the Treasury for an aggregate redemption price of $1,754,000 including accrued but unpaid dividends.

Subordinated Debt

Subordinated Debt Issued December 2017

On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10,000,000 aggregate principal amount of its Subordinated Notes due 2028 (the “2017 Notes”). The 2017 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2017.

The 2017 Notes will bear interest at a rate of 5.25% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 5.0%. Interest will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018, for the first five years after issuance and will be payable quarterly in arrears thereafter on January 15, April 15, July 15, and October 15. The 2017 Notes will mature on January 1, 2028 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 21, 2022, and prior to January 1, 2028. Additionally, Mid Penn may redeem the 2017 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if: (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2017 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2017 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended. In the event of a redemption described in the previous sentence, Mid Penn will redeem the 2017 Notes at 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn entered into agreements with investors to purchase $7,500,000 aggregate principal amount of its Subordinated Notes (the “2015 Notes”) due 2025.  The 2015 Notes are treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2015.

The 2015 Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest is paid quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.  The 2015 Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the 2015 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2015 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2015 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership, or similar event.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Federal Income Taxes

Federal income tax expense for 2017 was $4,500,000 compared to $2,277,000 in 2016 and $1,644,000 in 2015.  During the year ended December 31, 2017, federal income tax expense was negatively impacted by a non-cash reduction in the value of Mid Penn’s deferred tax asset, which resulted in a charge of $1,169,000. This income tax adjustment was a result of the Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017, which lowered Mid Penn’s future maximum corporate tax rate from 34 percent to 21 percent. Though the reduced rate will provide tax savings to Mid Penn in future periods, the reduction resulted in the $1,169,000 write-down of Mid Penn’s deferred tax asset, which was previously valued based upon the projection of a 34 percent future tax benefit. The effective tax rate (excluding the one-time deferred tax adjustment) was 29% in 2017, 23% in 2016 and 20% in 2015.  The increased effective tax rate was due to the majority of merger-related expenses being nondeductible, higher pre-tax earnings and a lower level of tax exempt interest income in 2017 when compared to 2016 and 2015.

Liquidity

Mid Penn's asset-liability management policy addresses the management of Mid Penn's liquidity position and its ability to raise sufficient funds to meet deposit withdrawals, fund loan growth and meet other operational needs.  Mid Penn utilizes its investments as a source of liquidity, along with deposit growth and increases in borrowings.  For additional information, see Deposits and Other Funding Sources, which appears earlier in this discussion.  Liquidity from investments is provided primarily through investment calls and sales, and from investments and interest-bearing balances with maturities of one year or less.

The Bank has short-term borrowing capacity with the FHLB for overnight borrowings up to the Bank’s unused borrowing capacity of $436,821,000 at December 31, 2017, upon satisfaction of any stock purchase requirements of the FHLB.  This line is collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with correspondent banks amounting to $15,000,000 at December 31, 2017.

Major sources of cash in 2017 came from the increase in deposits of $88,195,000, $52,932,000 of proceeds from the sales of investments securities and $34,611,000 from the increase in short-term borrowings.

Major uses of cash in 2017 were the purchases of investment securities of $124,738,000 and the increase in loans of $96,570,000.

Major sources of cash in 2016 came from the $111,390,000 proceeds from the sales of investments securities and the increase in deposits of $158,330,000.

Major uses of cash in 2016 were the purchases of investment securities of $142,861,000 and the increase in loans of $77,795,000.

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2017.

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Financial Statements Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	9	$9,230	$1,171	$1,765	$1,181	$5,113
Certificates of deposit	10	201,623	104,040	68,886	27,732	965
Long-term debt	12	12,352	—	10,000	—	2,352
Subordinated debt	13	17,500	—	—	—	17,500
Payments under benefit plans	15	1,309	155	307	274	573
Executive compensation payments	16	371	50	101	101	119
		$233,155	$104,245	$79,294	$28,107	$21,509

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

Information included elsewhere in this Report will assist in the understanding of how Mid Penn is positioned to react to changing interest rates and inflationary trends.  In particular, the summary of net liabilities, as well as the composition of loans, investments and deposits, should be considered.

Off-Balance Sheet Items

Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures.

As of December 31, 2017, commitments to extend credit amounted to $199,240,000 compared to $201,749,000 as of December 31, 2016.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit increased to $20,496,000 at December 31, 2017, from $14,000,000 at December 31, 2016.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At December 31, 2017, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2017			December 31, 2016
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	7.83%	≥ -20%	300	11.19%	≥ -20%
200	5.12%	≥ -15%	200	7.35%	≥ -15%
100	2.41%	≥ -10%	100	3.50%	≥ -10%
0			0
(100)	-1.49%	≥ -10%	(100)	-4.75%	≥ -10%
(200)	-6.19%	≥ -15%	(200)	-10.79%	≥ -15%
(300)	-11.37%	≥ -20%	(300)	-16.63%	≥ -20%

MID PENN BANCORP, INC.

ITEM 8.  FINANCIAL STATEMENTS

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Michael D. Peduzzi, CPA

Rory G. Ritrievi	Michael D. Peduzzi, CPA
President and	Chief Financial Officer
Chief Executive Officer
March 13, 2018	March 13, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Corporation's auditor since 2013.

Harrisburg, Pennsylvania

March 13, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Mid Penn Bancorp, Inc. and subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management Report on Internal Controls over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 13, 2018

MID PENN BANCORP, INC.	Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$19,795	$13,493
Interest-bearing balances with other financial institutions	3,028	2,003
Federal funds sold	691	30,477
Total cash and cash equivalents	23,514	45,973

Investment securities available for sale	93,465	133,625
Investment securities held to maturity, at amortized cost (fair value $100,483 and $0)	101,356	—
Loans held for sale	1,040	1,959
Loans and leases, net of unearned interest	910,404	813,924
Less: Allowance for loan and lease losses	(7,606)	(7,183)
Net loans and leases	902,798	806,741

Bank premises and equipment, net	16,168	11,074
Bank premises and equipment held for sale	—	1,894
Cash surrender value of life insurance	13,042	12,780
Restricted investment in bank stocks	4,384	2,443
Foreclosed assets held for sale	189	224
Accrued interest receivable	4,564	3,928
Deferred income taxes	1,888	4,286
Goodwill	3,918	3,918
Core deposit and other intangibles, net	434	539
Other assets	3,594	3,215
Total Assets	$1,170,354	$1,032,599
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$163,714	$122,811
Interest-bearing demand	349,241	317,533
Money Market	246,220	252,271
Savings	62,770	60,163
Time	201,623	182,595
Total Deposits	1,023,568	935,373

Short-term borrowings	34,611	—
Long-term debt	12,352	13,581
Subordinated debt	17,338	7,414
Accrued interest payable	645	515
Other liabilities	6,137	5,249
Total Liabilities	1,094,651	962,132

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares; 4,242,216 and 4,233,297 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	4,242	4,233
Additional paid-in capital	40,970	40,688
Retained earnings	32,565	28,399
Accumulated other comprehensive loss	(2,074)	(2,853)
Total Shareholders’ Equity	75,703	70,467
Total Liabilities and Shareholders' Equity	$1,170,354	$1,032,599

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2017	2016	2015
INTEREST INCOME
Interest and fees on loans and leases	$40,156	$36,402	$32,840
Interest on interest-bearing balances	18	12	44
Interest and dividends on investment securities:
U.S. Treasury and government agencies	2,273	1,346	1,222
State and political subdivision obligations, tax-exempt	1,113	2,066	2,000
Other securities	217	304	382
Interest on federal funds sold	115	82	2
Total Interest Income	43,892	40,212	36,490
INTEREST EXPENSE
Interest on deposits	5,463	4,514	3,889
Interest on short-term borrowings	111	15	47
Interest on long-term and subordinated debt	730	838	671
Total Interest Expense	6,304	5,367	4,607
Net Interest Income	37,588	34,845	31,883
PROVISION FOR LOAN AND LEASE LOSSES	325	1,870	1,065
Net Interest Income After Provision for Loan and Lease Losses	37,263	32,975	30,818
NONINTEREST INCOME
Income from fiduciary activities	845	481	466
Service charges on deposits	721	684	690
Net gain on sales of investment securities	42	1,046	325
Earnings from cash surrender value of life insurance	262	264	269
Mortgage banking income	872	922	456
ATM debit card interchange income	937	844	741
Merchant services income	335	317	235
Net gain on sales of SBA loans	800	470	252
Other income	879	896	679
Total Noninterest Income	5,693	5,924	4,113
NONINTEREST EXPENSE
Salaries and employee benefits	16,929	15,564	14,043
Occupancy expense, net	2,512	2,064	1,947
Equipment expense	1,536	1,689	1,477
Pennsylvania Bank Shares Tax expense	451	648	408
FDIC Assessment	792	688	613
Legal and professional fees	802	711	588
Marketing and advertising expense	516	500	533
Software licensing	1,458	1,380	1,472
Telephone expense	497	548	569
Loss on sale or write-down of foreclosed assets	88	217	111
Intangible amortization	104	126	114
Merger and acquisition expense	619	-	762
Other expenses	5,063	4,683	4,122
Total Noninterest Expense	31,367	28,818	26,759
INCOME BEFORE PROVISION FOR INCOME TAXES	11,589	10,081	8,172
Provision for income taxes	4,500	2,277	1,644
NET INCOME	7,089	7,804	6,528
Series B preferred stock dividends and redemption premium	—	—	473
Series C preferred stock dividends	—	—	17
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,089	$7,804	$6,038

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$1.67	$1.85	$1.47
Cash Dividends Declared	$0.77	$0.68	$0.44

The accompanying notes are an integral part of these consolidated financial statements

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015
Net income	$7,089	$7,804	$6,528
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available for sale securities, net of income taxes of $589, ($1,954), and $80, respectively	1,143	(3,794)	154

Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($14), ($356), and ($110), respectively (a)	(28)	(690)	(215)

Change in defined benefit plans, net of income taxes of $3, ($93), and $185, respectively (b)	5	(181)	360
Total other comprehensive income (loss)	1,120	(4,665)	299
Total comprehensive income	$8,209	$3,139	$6,827

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income
(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2015	$5,000	$3,498	$29,902	$19,217	$1,513	$59,130
Net income	—	—	—	6,528	—	6,528
Total other comprehensive income, net of taxes	—	—	—	—	299	299
Common stock dividends	—	—	—	(1,785)	—	(1,785)
Employee Stock Purchase Plan (4,162 shares)	—	4	62	—	—	66
Series B preferred stock dividends	—	—	—	(373)	—	(373)
Series B preferred stock redemption	(5,000)	—	—		—	(5,000)
Series B preferred stock redemption premium	—	—	—	(100)	—	(100)
Series C preferred stock in connection with Phoenix acquisition	1,750	—	—	—	—	1,750
Series C preferred stock dividends	—	—	—	(17)	—	(17)
Series C preferred stock redemption	(1,750)	—	—	—	—	(1,750)
Common stock issued to Phoenix shareholders (723,851 shares)	—	724	10,568	—	—	11,292
Restricted stock activity (875 shares)	—	1	27	—	—	28
Balance, December 31, 2015	—	4,227	40,559	23,470	1,812	70,068
Net income	—	—	—	7,804	—	7,804
Total other comprehensive loss, net of taxes	—	—	—	—	(4,665)	(4,665)
Common stock dividends	—	—	—	(2,875)	—	(2,875)
Employee Stock Purchase Plan (4,465 shares)	—	4	78	—	—	82
Restricted stock activity (2,115 shares)	—	2	51	—	—	53
Balance, December 31, 2016	—	4,233	40,688	28,399	(2,853)	70,467
Net income	—	—	—	7,089	—	7,089
Total other comprehensive income, net of taxes	—	—	—	—	1,120	1,120
Common stock dividends	—	—	—	(3,264)	—	(3,264)
Employee Stock Purchase Plan (3,578 shares)	—	4	100	—	—	104
Director Stock Purchase Plan (1,345 shares)	—	1	41	—	—	42
Restricted stock activity (3,996 shares)	—	4	141	—	—	145
Tax rate adjustment impact	—	—	—	341	(341)	—
Balance, December 31, 2017	$0	$4,242	$40,970	$32,565	$(2,074)	$75,703

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net Income	$7,089	$7,804	$6,528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	325	1,870	1,065
Depreciation	1,464	1,658	1,485
Amortization of intangibles	105	126	100
Net amortization of security premiums	1,280	11,709	4,251
Gain on sales of investment securities	(42)	(1,046)	(325)
Earnings on cash surrender value of life insurance	(262)	(264)	(269)
Mortgage loans originated for sale	(44,010)	(42,888)	(26,083)
Proceeds from sales of mortgage loans originated for sale	45,801	43,810	26,539
Gain on sale of mortgage loans	(872)	(922)	(456)
SBA loans originated for sale	(10,282)	(5,872)	(3,484)
Proceeds from sales of SBA loans originated for sale	11,082	6,342	3,736
Gain on sale of SBA loans	(800)	(470)	(252)
Loss on write-down/disposal of property, plant, and equipment	14	142	—
Loss on sale / write-down of foreclosed assets	88	217	111
Restricted stock compensation expense	145	53	27
Deferred income tax expense (benefit)	1,828	(336)	997
Increase in accrued interest receivable	(636)	(115)	(367)
(Increase) decrease in other assets	(380)	(99)	333
Increase in accrued interest payable	130	125	9
(Decrease) increase in other liabilities	(172)	4	(771)
Net Cash Provided By Operating Activities	11,895	21,848	13,174

Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	—	4,317	1,455
Proceeds from the maturity of investment securities	11,062	16,110	11,940
Proceeds from the sale of investment securities	52,932	111,390	37,142
Purchases of investment securities	(124,738)	(142,861)	(35,858)
Net cash received from acquisition	—	—	8,095
(Purchases) redemptions of restricted investment in bank stocks	(1,941)	1,823	(576)
Net increase in loans and leases	(96,570)	(77,795)	(60,043)
Purchases of bank premises and equipment	(6,879)	(775)	(1,461)
Proceeds from sale of bank premises and equipment	2,201	—	—
Proceeds from sale of foreclosed assets	136	992	403
Net Cash Used In Investing Activities	(163,797)	(86,799)	(38,903)

Financing Activities:
Net increase in deposits	88,195	158,330	15,883
Net increase (decrease) in short-term borrowings	34,611	(31,596)	31,018
Series B preferred stock dividends and redemption premium paid	—	—	(473)
Series B preferred stock redemption	—	—	(5,000)
Series C preferred stock dividends paid	—	—	(17)
Series C preferred stock redemption	—	—	(1,750)
Common stock dividends paid	(2,204)	(2,452)	(1,785)
Employee Stock Purchase Plan share issuance	104	82	66
Director Stock Purchase Plan share issuance	42	—	—
Long-term debt repayment	(1,220)	(26,724)	(16,226)
Deferred financing fees paid for subordinated debt issuance	(85)	—	(85)
Subordinated debt issuance	10,000	—	7,500
Net Cash Provided By Financing Activities	129,443	97,640	29,131

Net (decrease) increase in cash and cash equivalents	(22,459)	32,689	3,402
Cash and cash equivalents, beginning of year	45,973	13,284	9,882
Cash and cash equivalents, end of year	$23,514	$45,973	$13,284

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,174	$5,242	$4,566
Income taxes paid	$3,890	$1,700	$1,130

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$189	$248	$1,135
Asset transfers to bank premises and equipment held for sale	$—	$1,894	$—
Common stock issued to Phoenix shareholders	$—	$—	$11,292

Assets, Liabilities, and Equity in Connection with the Phoenix Bancorp, Inc. Merger:

(Dollars in thousands)

Assets Acquired:
Securities	$—	$—	$11,331
Loans	—	—	110,363
Restricted stock	—	—	509
Property and equipment	—	—	1,792
Deferred income taxes	—	—	503
Accrued interest receivable	—	—	388
Core deposit and other intangible assets	—	—	578
Bank-owned life insurance	—	—	3,673
Other assets	—	—	624
	$—	$—	$129,761

Liabilities Assumed:
Deposits	$—	$—	$123,238
Accrued interest payable	—	—	32
Long-term debt	—	—	3,570
Other liabilities	—	—	876
	$—	$—	$127,716

Equity Acquired:
Preferred stock	$—	$—	$1,750

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements
(1)	Basis of Presentation

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

The comparability of the results of operations for the year ended 2017 compared to 2016 and 2015, in general, have been impacted by the acquisition activities of Mid Penn as further described in Note 4.  For comparative purposes, the 2016 and 2015 balances have been reclassified to conform to the 2017 presentation.  Such reclassifications had no impact on net income.

(2)	Nature of Business

Mid Penn, through operations conducted by the Bank, engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans and various types of time and demand deposits, including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and IRAs.  In addition, the Bank provides a full range of trust services through its Trust Department.  Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its 23 retail banking offices located in Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties.

A former subsidiary of the Bank, Mid Penn Insurance Services, LLC, was closed effective March 1, 2016 due to a lack of activity within the subsidiary.  Mid Penn Insurance Services, LLC was an immaterial subsidiary of the Bank, and was immaterial to Mid Penn’s consolidated results.

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

MID PENN BANCORP, INC.

(d)	Investment Securities

Available-for-sale securities include debt and equity securities which are reported at fair value, with unrealized holding gains and losses excluded from earnings being reported, net of deferred income taxes, as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

During 2017, Mid Penn added a held-to-maturity pool to its overall investment portfolio of debt securities, which are reported at amortized cost.  Unrealized holding gains and losses on held-to-maturity securities are excluded from earnings, and are not a component of accumulated other comprehensive income (loss) within shareholders’ equity.  As of December 31, 2017, Mid Penn had $101,356,000 of held-to-maturity securities recorded at amortized cost. Mid Penn had no held-to-maturity securities in 2016 and 2015.

Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method.  Realized gains and losses on sales of investment securities are computed on the basis of specific identification of the cost of each security.  Net gains on sales of investment securities were $42,000 in 2017, $1,046,000 in 2016, and $325,000 in 2015.

(e)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are included in loans held for sale and are carried at fair value, as determined by outstanding commitments from investors.  Gains and losses on sales of mortgage loans are included in the Consolidated Statements of Income in mortgage banking income.  Mortgage banking income was $872,000 in 2017, $922,000 in 2016, and $456,000 in 2015.

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

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. Mid Penn also estimates a reserve for unfunded lending commitments, which represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded loan commitments was $105,000 at December 31, 2017 and $120,000 at December 31, 2016.  The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows (“DCF”), collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures, including underwriting standards, changes in the mix and volume of loans originated, the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, and shifting industry or portfolio concentrations.

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

MID PENN BANCORP, INC.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measureable through either the specific and general components. For example, we believe that we could face credit risks and uncertainties, not reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to unexpected changes to specific-credit or general portfolio cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.

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

MID PENN BANCORP, INC.

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

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks.  As a member of the FHLB and Atlantic Community Bankers Bank (“ACBB”), the Bank is required to own restricted stock investments in these correspondent banks, which is carried at cost.  The total amount of these restricted stock investments was $4,384,000 December 31, 2017 and $2,443,000 at December 31, 2016.  This increase was attributed to Mid Penn’s shift from a short-term selling position to a short-term borrowing position in 2017.  Total dividends received in 2017 and 2016 totaled $114,000 and $135,000, respectively.

(i)	Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less cost to sell at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of December 31, 2017, Mid Penn had $42,000 of residential real estate held in other real estate owned.  There was $308,000 in loans for which formal foreclosure proceedings were in process at December 31, 2017.  As of December 31, 2016, Mid Penn had $57,000 of residential real estate held in other real estate owned.  There was $426,000 in loans for which formal foreclosure proceedings were in process at December 31, 2016.

MID PENN BANCORP, INC.

(j)	Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in core deposit and other intangibles in the Consolidated Balance Sheets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $126,000 and $144,000 at December 31, 2017 and 2016, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in other income and was $18,000, $30,000, and $24,000 for the years 2017, 2016, and 2015, respectively.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized carrying value.

(k)	Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $277,000 at December 31, 2017 and $321,000 at December 31, 2016, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.  The partnership received $46,000 in low-income housing tax credits during 2017, 2016 and 2015.

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

On December 22, 2017, President Donald J. Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), a tax reform law that included a significant provision reducing the corporate tax rate applicable to Mid Penn, for tax years beginning after 2017, to a flat 21 percent rate.  Though the reduced rate will provide tax savings to Mid Penn in future periods after 2017, the reduction resulted in the $1,169,000 write-down of Mid Penn’s deferred tax asset in December 2017, because the deferred tax asset was previously valued based upon the projection of Mid Penn realizing a 34 percent future corporate tax rate benefit.  This write-down was included in Mid Penn’s income tax provision for the year ended December 31, 2017, as further discussed in Note 17 (Federal Income Taxes) to the consolidated financial statements.

MID PENN BANCORP, INC.

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

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions, including the 2015 Phoenix acquisition.  The recorded value of goodwill as of December 31, 2017, does not include any amount related to the acquisition of The Scottdale Bank and Trust Company as the legal close of that acquisition did not occur until January 8, 2018. Goodwill is evaluated annually for impairment; however, if certain events occur, which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this goodwill potential impairment assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of December 31, 2017 using a qualitative analysis.  In addition, Mid Penn did not identify any impairment in 2016 using a qualitative analysis or in 2015 using a qualitative and quantitative analyses in accordance with ASC 350.

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

Mid Penn provides members of senior management who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn through its Restricted Stock Plan.  The restricted stock is non-voting and non-participating until the granted shares vest.  Once the shares vest, the recipient would have full voting rights and be entitled to any common stock dividends.

(v)	Earnings Per Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per share.

(Dollars in thousands, except per share data)
	2017	2016	2015
Net Income	$7,089	$7,804	$6,528
Less:
Dividends on Series B preferred stock	—	—	373
Redemption premium on Series B preferred stock	—	—	100
Dividends on Series C preferred stock	—	—	17
Net income available to common shareholders	$7,089	$7,804	$6,038

Weighted average common shares outstanding	4,236,616	4,229,284	4,106,548
Basic earnings per common share	$1.67	$1.85	$1.47

Mid Penn had no dilutive instruments outstanding during the periods ended December 31, 2017, 2016, and 2015.

(4)	Mergers and Acquisitions

On January 8, 2018, Mid Penn announced the successful completion of the acquisition of The Scottdale Bank & Trust Company (“Scottdale”).  On January 16, 2018, Mid Penn entered into an Agreement and Plan of Merger with First Priority Financial Corp. (“First Priority”).  More information on these transactions can be found in Item 1 – Business and Note 26 – Subsequent Events.

Phoenix Bancorp, Inc.

On March 1, 2015, Phoenix Bancorp, Inc. (“Phoenix”) merged with, and into, Mid Penn, with Mid Penn continuing as the surviving entity.  Simultaneously with the consummation of the foregoing merger, Miners Bank (“Miners”), a Pennsylvania-state chartered bank and wholly-owned subsidiary of Phoenix, merged with and into the Bank.

As part of this transaction, Phoenix shareholders received either 3.167 shares of Mid Penn common stock or $51.60 in cash in exchange for each share of Phoenix common stock.  Holders of contingent rights issued by Phoenix received approximately 0.414 shares of Mid Penn common stock as settlement of such rights.  As a result, Mid Penn issued 723,851 shares of common stock with an acquisition date fair value of approximately $11,292,000, based on the closing stock price of Mid Penn common stock on February 27, 2015 of $15.60, and cash of $2,949,000.  Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $14,241,000.

MID PENN BANCORP, INC.

Additionally, as part of this transaction, on March 1, 2015, Mid Penn assumed all of the liabilities and obligations of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the United States Treasury (“Treasury”) in connection with the Small Business Lending Fund and issued 1,750 shares of its own Senior Non-Cumulative Perpetual Preferred Stock, Series C that had a $1,000 liquidation preference per share (the “SBLF Preferred Shares”), to the Treasury.  The SBLF Preferred Shares qualified as Tier 1 Capital and had terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.

The assets and liabilities of Miners and Phoenix were recorded on the consolidated balance sheet at their estimated fair value as of March 1, 2015, and their results of operations have been included in the consolidated income statement since that date.

Included in the purchase price was goodwill and a core deposit intangible of $2,902,000 and $578,000, respectively.  The core deposit intangible will be amortized over a ten-year period using a sum of the year’s digits basis.  The goodwill is not taxable and will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense projected for the next five years beginning in 2018 is estimated to be $75,000, $65,000, $54,000, $44,000, and $33,000 per year, respectively, and $37,000 in total for years after 2022.

The allocation of the purchase price of the Phoenix acquisition is as follows:

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

MID PENN BANCORP, INC.

The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed with the Phoenix acquisition.

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

The fair value of the financial assets acquired from Phoenix included loans receivable with a gross amortized cost basis of $112,816,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

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

MID PENN BANCORP, INC.

The following table presents unaudited pro forma information about the merger between Mid Penn and Phoenix.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Phoenix at the beginning of 2015.  Supplemental pro forma earnings for 2015 were adjusted to exclude $762,000 of merger related costs. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.  The pro forma data is intended for informational purposes and is not indicative of the future results of operations.

The following table presents the unaudited pro forma information for the year ended December 31, 2015, as if the merger between Mid Penn and Phoenix had been completed on January 1, 2014.

(Dollars in thousands, except per share data)

Net interest income after loan loss provision	$31,454
Noninterest income	4,152
Noninterest expense	27,817
Net income available to common shareholders	5,811
Net income per common share	1.38

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

(5)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive (Loss) Income
Balance - December 31, 2017	$(2,159)	$85	$(2,074)
Balance - December 31, 2016	$(2,919)	$66	$(2,853)

(6)	Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia.  There was no required reserve balance at December 31, 2017 and December 31, 2016 because the Bank had sufficient vault cash available.

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

In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intent and ability to hold the securities until recovery of unrealized losses.  Mid Penn had no other-than-temporary impaired debt or equity securities in 2017, 2016, and 2015.

At December 31, 2017 and 2016, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$40,125	$—	$1,395	$38,730
Mortgage-backed U.S. government agencies	26,398	2	569	25,831
State and political subdivision obligations	27,775	7	739	27,043
Corporate debt securities	1,000	5	—	1,005
Equity securities	900	—	44	856
Total available for sale securities	96,198	14	2,747	93,465
Held to maturity securities:
U.S. Treasury and U.S. government agencies	$10,984	$—	$90	$10,894
Mortgage-backed U.S. government agencies	53,472	—	523	52,949
State and political subdivision obligations	36,900	41	301	36,640
Corporate debt securities	—	—	—	—
Equity securities	—	—	—	—
Total held to maturity securities	101,356	41	914	100,483
Total	$197,554	$55	$3,661	$193,948

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$48,520	$34	$1,542	$47,012
Mortgage-backed U.S. government agencies	26,181	17	579	25,619
State and political subdivision obligations	61,079	91	2,332	58,838
Corporate debt securities	1,000	—	—	1,000
Equity securities	1,268	—	112	1,156
	$138,048	$142	$4,565	$133,625

There were no held-to-maturity securities as of December 31, 2016.

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Investment securities having a fair value of $141,465,000 at December 31, 2017, and $131,469,000 at December 31, 2016, were pledged primarily to secure public deposits.

MID PENN BANCORP, INC.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2017	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	3	$5,008	$184	18	$33,722	$1,211	21	$38,730	$1,395
Mortgage-backed U.S. government agencies	4	5,267	75	15	20,497	494	19	25,764	569
State and political subdivision obligations	11	6,144	102	40	19,091	637	51	25,235	739
Corporate debt securities	0	—	—	0	—	—	0	—	—
Equity securities	0	—	—	1	506	44	1	506	44
Total temporarily impaired available for sale securities	18	16,419	361	74	73,816	2,386	92	90,235	2,747

Held to maturity securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	4	$10,894	$90	4	$10,894	$90
Mortgage-backed U.S. government agencies	0	—	—	35	52,949	523	35	52,949	523
State and political subdivision obligations	0	—	—	77	29,976	301	77	29,976	301
Corporate debt securities	0	—	—	0	—	—	0	—	—
Equity securities	0	—	—	0	—	—	0	—	—
Total temporarily impaired held to maturity securities	0	—	—	116	93,819	914	116	93,819	914
Total	18	$16,419	$361	190	$167,635	$3,300	208	$184,054	$3,661

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2016	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	23	$43,698	$1,542	0	$—	$—	23	$43,698	$1,542
Mortgage-backed U.S. government agencies	18	24,321	579	0	—	—	18	24,321	579
State and political subdivision obligations	108	50,582	2,332	0	—	—	108	50,582	2,332
Corporate debt securities	0	—	—	0	—	—	0	—	—
Equity securities	0	—	—	2	1,056	112	2	1,056	112
Total temporarily impaired available for sale securities	149	$118,601	$4,453	2	$1,056	$112	151	$119,657	$4,565

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

MID PENN BANCORP, INC.

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

At December 31, 2017, the majority of the unrealized losses on securities in an unrealized loss position were attributed to state and political subdivision obligations and mortgage-back U.S. government agencies.  At December 31, 2016, the majority of the unrealized losses on securities in an unrealized loss position were attributed to state and political subdivision obligations and U.S. Treasury and government agencies.  Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate to changes in interest rates and not erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 2017, 2016, and 2015 are shown in the table below.

(Dollars in thousands)	For the year ended December 31,
	2017	2016	2015
Realized gains	$246	$1,927	$325
Realized losses	(204)	(881)	—
Net gains	$42	$1,046	$325

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2017.

(Dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2017	Cost	Value	Cost	Value
Due in 1 year or less	$100	$100	$2,001	$1,989
Due after 1 year but within 5 years	12,072	11,825	9,431	9,357
Due after 5 years but within 10 years	46,307	44,779	35,941	35,679
Due after 10 years	10,771	10,424	511	509
	69,250	67,128	47,884	47,534
Mortgage-backed securities	26,398	25,831	53,472	52,949
Equity securities	550	506	—	—
	$96,198	$93,465	$101,356	$100,483

(8)	Loans and Allowance for Loan and Lease Losses

The classes of the loan portfolio, summarized by the aggregate pass rating, net of deferred fees and costs of $464,000 and $196,000 as of December 31, 2017 and 2016, respectively, and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2017  and 2016, are noted below:

(Dollars in thousands)

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$182,168	$453	$5,412	$—	$188,033
Commercial real estate	505,397	1,435	8,180	—	515,012
Commercial real estate - construction	61,667	182	487	—	62,336
Lease financing	229	—	—	—	229
Residential mortgage	97,814	157	1,062	—	99,033
Home equity	41,479	105	309	—	41,893
Consumer	3,868	—	—	—	3,868
	$892,622	$2,332	$15,450	$—	$910,404

MID PENN BANCORP, INC.

(Dollars in thousands)

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$170,780	$937	$801	$—	$172,518
Commercial real estate	437,592	1,683	7,249	—	446,524
Commercial real estate - construction	52,888	202	1,286	—	54,376
Lease financing	425	—	—	—	425
Residential mortgage	97,994	107	1,356	—	99,457
Home equity	37,242	142	224	—	37,608
Consumer	3,016	—	—	—	3,016
	$799,937	$3,071	$10,916	$—	$813,924

Impaired loans by loan portfolio class as of December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$13	$—	$4	$9	$—
Commercial real estate	3,424	4,056	—	726	1,792	—
Commercial real estate - construction	—	—	—	618	618	—
Lease financing	—	—	—	—	—	—
Residential mortgage	760	877	—	848	882	—
Home equity	260	295	—	111	129	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	555	555	—	842	842	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	306	306	—	389	389	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,434	$4,460	$136	$56	$62	$6
Commercial real estate	1,423	1,589	293	2,520	2,646	711
Commercial real estate - construction	487	492	100	242	242	72
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	68	68	68
Home equity	—	—	—	29	49	1
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$4,434	$4,473	$136	$60	$71	$6
Commercial real estate	5,402	6,200	293	4,088	5,280	711
Commercial real estate - construction	487	492	100	860	860	72
Lease financing	—	—	—	—	—	—
Residential mortgage	1,066	1,183	—	1,305	1,339	68
Home equity	260	295	—	140	178	1
*	Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2017, 2016, and 2015 are summarized as follows:

	December 31, 2017		December 31, 2016		December 31, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$15	$—	$9	$—	$19	$—
Commercial real estate	1,915	279	820	—	1,051	14
Commercial real estate - construction	164	—	124	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	890	18	821	21	816	8
Home equity	218	6	75	—	107	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—	$—	$205
Commercial real estate	651	110	810	164	926	350
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	332	—	378	4	400	—
Home equity	—	—	—	—	—	3
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$1,779	$—	$59	$—	$123	$—
Commercial real estate	1,446	—	2,177	—	1,721	—
Commercial real estate - construction	488	—	48	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	14	—	25	—
Home equity	—	—	32	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$1,794	$—	$68	$—	$142	$205
Commercial real estate	4,012	389	3,807	164	3,698	364
Commercial real estate - construction	652	—	172	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	1,222	18	1,213	25	1,241	8
Home equity	218	6	107	—	107	3

Nonaccrual loans by loan portfolio class as of December 31, 2017 and 2016 are summarized as follows:

(Dollars in thousands)
	2017	2016
Commercial and industrial	$4,434	$4
Commercial real estate	4,902	2,939
Commercial real estate - construction	487	860
Residential mortgage	492	715
Home equity	260	140
	$10,575	$4,658

MID PENN BANCORP, INC.

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $780,000, $778,000, and $798,000, in the years ended December 31, 2017, 2016, and 2015, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2017 and 2016 are summarized as follows:

(Dollars in thousands)
December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$4,439	$16	$—	$4,455	$183,578	$188,033	$—
Commercial real estate:
Commercial real estate	—	—	3,669	3,669	510,788	514,457	—
Acquired with credit deterioration	500	—	55	555	-	555	—
Commercial real estate - construction:
Commercial real estate - construction	—	—	487	487	61,849	62,336	—
Lease financing:
Lease financing	—	—	—	—	229	229	—
Residential mortgage:
Residential mortgage	310	467	177	954	97,773	98,727	—
Acquired with credit deterioration	—	31	193	224	82	306	—
Home equity:
Home equity	54	98	250	402	41,491	41,893	—
Consumer:
Consumer	3	—	—	3	3,865	3,868	—
Total	$5,306	$612	$4,831	$10,749	$899,655	$910,404	$—

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$164	$12	$4	$180	$172,338	$172,518	$—
Commercial real estate:
Commercial real estate	475	—	1,004	1,479	444,203	445,682	—
Acquired with credit deterioration	—	—	59	59	783	842	59
Commercial real estate - construction:
Commercial real estate - construction	—	404	84	488	53,888	54,376	—
Lease financing:
Lease financing	—	—	—	—	425	425	—
Residential mortgage:
Residential mortgage	548	124	237	909	98,159	99,068	—
Acquired with credit deterioration	—	—	238	238	151	389	—
Home equity:
Home equity	33	13	125	171	37,437	37,608	—
Consumer:
Consumer	—	—	—	—	3,016	3,016	—
Total	$1,220	$553	$1,751	$3,524	$810,400	$813,924	$59

MID PENN BANCORP, INC.

Activity in the allowance for loan and lease losses for the years ended December 31, 2017, 2016, and 2015, and the recorded investment in loans receivable as of December 31, 2017, 2016, and 2015 are as follows:

(Dollars in thousands)
December 31, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(25)	(322)	—	—	(102)	(20)	(28)	—	(497)
Recoveries	26	553	—	—	4	5	7	—	595
Provisions	214	(119)	34	(1)	(15)	59	21	132	325
Ending balance	1,795	4,435	178	—	428	423	3	344	7,606
Ending balance: individually evaluated for impairment	136	293	100	—	—	—	—	—	529
Ending balance: collectively evaluated for impairment	$1,659	$4,142	$78	$-	$428	$423	$3	$344	$7,077

Loans receivable:
Ending balance	$188,033	$515,012	$62,336	$229	$99,033	$41,893	$3,868	$—	$910,404
Ending balance: individually evaluated for impairment	4,434	4,847	487	—	760	260	—	—	10,788
Ending balance: acquired with credit deterioration	—	555	—	—	306	—	—	—	861
Ending balance: collectively evaluated for impairment	$183,599	$509,610	$61,849	$229	$97,967	$41,633	$3,868	$—	$898,755

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	(820)	(216)	—	—	(4)	(25)	(42)	—	(1,107)
Recoveries	4	211	—	—	26	-	11	—	252
Provisions	1,003	776	(9)	-	(15)	87	22	6	1,870
Ending balance	1,580	4,323	144	1	541	379	3	212	7,183
Ending balance: individually evaluated for impairment	6	711	72	—	68	1	—	—	858
Ending balance: collectively evaluated for impairment	$1,574	$3,612	$72	$1	$473	$378	$3	$212	$6,325

Loans receivable:
Ending balance	$172,518	$446,524	$54,376	$425	$99,457	$37,608	$3,016	$—	$813,924
Ending balance: individually evaluated for impairment	60	3,246	860	—	916	140	—	—	5,222
Ending balance: acquired with credit deterioration	—	842	—	—	389	—	—	—	1,231
Ending balance: collectively evaluated for impairment	$172,458	$442,436	$53,516	$425	$98,152	37,468	$3,016	$—	$807,471

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2015	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$1,393	$3,925	$33	$2	$450	$653	$35	$225	$6,716
Charge-offs	(130)	(1,569)	—	—	(35)	(36)	(14)	—	(1,784)
Recoveries	12	75	—	—	44	29	11	—	171
Provisions	118	1,121	120	(1)	75	(329)	(20)	(19)	1,065
Ending balance	1,393	3,552	153	1	534	317	12	206	6,168
Ending balance: individually evaluated for impairment	51	429	—	—	23	—	—	—	503
Ending balance: collectively evaluated for impairment	$1,342	$3,123	$153	$1	$511	$317	$12	$206	$5,665

Loans receivable:
Ending balance	$160,261	$369,464	$68,068	$727	$100,665	$33,411	$3,917	$—	$736,513
Ending balance: individually evaluated for impairment	127	2,970	—	—	1,361	115	—	—	4,573
Ending balance: acquired with credit deterioration	—	931	—	—	400	—	—	—	1,331
Ending balance: collectively evaluated for impairment	$160,134	$365,563	$68,068	$727	$98,904	33,296	$3,917	$—	$730,609

The recorded investments in troubled debt restructured loans at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2017	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,434
Commercial real estate	5,735	5,581	4,593
Residential mortgage	691	689	544
	$10,536	$10,730	$9,571

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2016	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$40	$35	$5
Commercial real estate	4,569	4,031	2,871
Residential mortgage	759	757	639
	$5,368	$4,823	$3,515

MID PENN BANCORP, INC.

At December 31, 2017, Mid Penn’s troubled debt restructured loans totaled $9,571,000, and included four loans, totaling $544,000, representing accruing impaired loans in compliance with the terms of the modification.  Of the $544,000, three are accruing impaired residential mortgages to unrelated borrowers totaling $540,000 and the other one is an accruing impaired home equity loan of $4,000.  The remaining $9,027,000 of troubled debt restructured loans represent fifteen loans among seven relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $7,284,000 of the $9,027,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of December 31, 2017, there was $66,000 of charge-offs associated with troubled debt restructured loans while under a forbearance agreement.  As of December 31, 2017, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2017.  One forbearance agreement was negotiated during 2008, six forbearance agreements were negotiated during 2009, one was negotiated during 2013, one was negotiated during 2014, and ten were negotiated during 2017.

At December 31, 2016, Mid Penn’s troubled debt restructured loans totaled $3,515,000, and included five loans, totaling $877,000, representing accruing impaired loans in compliance with the terms of the modification.  Of the $877,000, four were accruing impaired residential mortgages to unrelated borrowers totaling $571,000 and the other one was an accruing impaired commercial real estate loan for $306,000.  The remaining $2,638,000 of troubled debt restructured loans represent ten loans among four relationships, were nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $2,170,000 of the $2,638,000 nonaccrual impaired troubled debt restructured loan total.  As a result of the evaluation, a specific allocation and, subsequently, charge-offs have been taken as appropriate.  As of December 31, 2016, there were no charge-offs associated with troubled debt restructured loans while under a forbearance agreement.  As of December 31, 2016, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2016.  One forbearance agreement was negotiated during 2008, eight forbearance agreements were negotiated during 2009, two were negotiated during 2013, one was negotiated during 2014, and three were negotiated during 2016.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructurings and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

There were ten loans modified in 2017 and three loans modified in 2016 that resulted in troubled debt restructurings.  There were no loans modified in 2015 that resulted in troubled debt restructurings.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2017.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2017	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	1	$4,110	$4,460	$4,434
Commercial real estate	9	3,212	3,150	3,140
	10	$7,322	$7,610	$7,574

The following table provides activity for the accretable yield of purchased impaired loans for the year ended December 31, 2017.

(Dollars in thousands)

Accretable yield, January 1, 2017	$67
Accretable yield amortized to interest income	(23)
Reclassification from nonaccretable difference (a)	23
Accretable yield, December 31, 2017	$67

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

MID PENN BANCORP, INC.

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  The aggregate amount of these loans was $15,163,000 and $17,634,000 at December 31, 2017 and 2016, respectively.   During 2017, $2,178,000 of new loans and advances were extended and repayments totaled $4,649,000.  None of these loans were past due, in nonaccrual status, or restructured at December 31, 2017.

(9)	Bank Premises and Equipment

At December 31, 2017 and 2016, bank premises and equipment are as follows:

(Dollars in thousands)
	2017	2016
Land	$3,564	$2,315
Buildings	8,632	9,517
Furniture, fixtures, and equipment	8,262	8,184
Leasehold improvements	1,126	1,432
Construction in progress	4,467	89
Total cost	26,051	21,537
Less accumulated depreciation	(9,883)	(10,463)
Net book value of bank premises and equipment	16,168	11,074
Assets held for sale	-	1,894
Total bank premises and equipment	$16,168	$12,968

There were no premises and equipment classified as held for sale as of December 31, 2017.  As of December 31, 2016, assets held-for-sale consisted of three full service retail banking properties.  These properties were transferred from land and buildings to assets held for sale during 2016 due to Mid Penn’s intent to sell them during January 2017.  An impairment charge of $142,000 was recorded on one of the properties at December 31, 2016 and included as a separate component in noninterest expense on the Consolidated Statements of Income.  On January 20, 2017, Mid Penn consummated the sale of the three properties for an aggregate purchase price of $2,240,000, which exceeds Mid Penn’s combined carrying value by approximately $346,000.  Two of the properties are being leased back by Mid Penn for a period of at least 15 years, and the respective gains on the sales of those properties will be recognized over the life of the leases.

As of December 31, 2017, construction in process included (i) a commercial building and related improvements in Harrisburg, (ii) two vacant and undeveloped lots adjacent to the commercial building; and (iii) land, building, and improvements related to a newly constructed branch in Halifax, PA. The commercial building and adjacent lots in Harrisburg, PA were being renovated as of December 31, 2017 to serve as an administrative center for the Company, replacing two administrative offices which were previously leased.  The renovations were substantially completed in February 2018, and Mid Penn employees took occupancy at that time. The new full-service office in Halifax, PA opened on January 8, 2018.

Depreciation expense was $1,464,000 in 2017, $1,658,000 in 2016, and $1,485,000 in 2015.

Operating Leases:

As of December 31, 2017, Mid Penn was obligated to utilize certain premises under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2035.  Many of these leases contain renewal options and certain leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in consumer or other price indices.  Four of Mid Penn’s operating leases are with related parties.  The rental expense paid to related parties was $352,000 in 2017, $348,000 in 2016, and $279,000 in 2015.  The future minimum payments to related parties are  $328,000 (2018), $304,000 (2019), $305,000 (2020), $213,000 (2021), $182,000 (2022) and $1,937,000 thereafter.

In 2016, Mid Penn entered into two subleasing agreements with escalation clauses to two unrelated parties.  The first sublease agreement began on April 1, 2016, while the second sublease began on July 1, 2016.  Both subleases end on March 31, 2021.

MID PENN BANCORP, INC.

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating leases as of December 31, 2017, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

(Dollars in thousands)
	Lease Obligation	Sublease Rental Income	Net Rental Expense
2018	1,171	79	1,092
2019	975	81	894
2020	790	81	709
2021	617	20	597
2022	564	—	564
thereafter	5,113	—	5,113
	$9,230	$261	$8,969

Rental expense in connection with leases was $1,087,000 in 2017, $716,000 in 2016, and $627,000 in 2015.

(10)	Deposits

At December 31, 2017 and 2016, time deposits amounted to $201,623,000 and $182,595,000, respectively.  Interest expense on certificates of deposit amounted to $2,570,000, $2,156,000, and $1,920,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  The aggregate amount of demand deposit overdrafts that were reclassified as loans were $136,000 at December 31, 2017, compared to $285,000 as of December 31, 2016.

Time deposits at December 31, 2017, mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $250,000	$250,000 or more
Maturing in 2018	$74,304	$29,736
Maturing in 2019	38,810	4,811
Maturing in 2020	24,380	885
Maturing in 2021	16,987	309
Maturing in 2022	8,984	1,452
Maturing thereafter	965	—
	$164,430	$37,193

Brokered deposits included in the time deposit totals equaled $19,447,000 at December 31, 2017 and $13,567,000 at December 31, 2016.  Deposits and other funds from related parties held by Mid Penn at December 31, 2017 and 2016 amounted to $20,262,000 and $19,279,000, respectively.

(11)	Short-term Borrowings

Short-term borrowings generally have original terms of less than thirty days.  Mid Penn’s short-term borrowings totaled $34,611,000 at December 31, 2017 and consisted entirely of federal funds purchased with a rate of 1.54%.  There were no short-term borrowings at December 31, 2016.  The Bank also has short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $436,821,000 at December 31, 2017, upon satisfaction of any stock purchase requirements of the FHLB.  The Bank also has unused overnight lines of credit with other correspondent banks amounting to $15,000,000 at December 31, 2017.

MID PENN BANCORP, INC.

(12)	Long-term Debt

The Bank is a member of the FHLB and through its membership, the Bank can access a number of credit products, which are utilized to provide liquidity.  As of December 31, 2017 and 2016, the Bank had long-term debt outstanding in the amount of $12,352,000 and $13,581,000, respectively, consisting of:

(Dollars in thousands)	At December 31,
	2017	2016
Loans maturing in 2017 at a rate of 3.03%	$—	$1,016
Loan maturing in 2019 at a rate of 1.87%	10,000	10,000
Loan maturing in 2026 at a rate of 4.80%	2,295	2,504
Loan maturing in 2027 at a rate of 6.71%	57	61
	$12,352	$13,581

The aggregate principal amounts due on long-term debt subsequent to December 31, 2017 are $223,000 (2018), $10,235,000 (2019), $246,000 (2020), $258,000 (2021), $271,000 (2022)and $1,119,000 thereafter.

(13)	Subordinated Debt

Subordinated Debt Issued December 2017

On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10,000,000 aggregate principal amount of its Subordinated Notes due 2028 (the “2017 Notes”). The 2017 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2017.

The 2017 Notes will bear interest at a rate of 5.25% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 5.0%. Interest will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018, for the first five years after issuance and will be payable quarterly in arrears thereafter on January 15, April 15, July 15, and October 15. The 2017 Notes will mature on January 1, 2028 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 21, 2022, and prior to January 1, 2028. Additionally, Mid Penn may redeem the 2017 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if: (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2017 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2017 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended. In the event of a redemption described in the previous sentence, Mid Penn will redeem the 2017 Notes at 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  As of December 31, 2017, related parties held $1,450,000 of the 2017 Notes.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of its Subordinated Notes due 2025 (the “2015 Notes”).  The 2015 Notes are treated as Tier 2 capital for regulatory capital purposes.

The 2015 Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 4.0%.  Interest will be payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, and began on January 1, 2016. The 2015 Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the 2015 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2015 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2015 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

MID PENN BANCORP, INC.

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership or similar event.  As of December 31, 2017, related parties held $1,930,000 of the 2015 Notes.

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

MID PENN BANCORP, INC.

There were no transfers of assets between fair value Level 1 and Level 2 for the years ended December 31, 2017 or 2016. The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$38,730	$—	$38,730	$—
Mortgage-backed U.S. government agencies	25,831	—	$25,831	—
State and political subdivision obligations	27,043	—	$27,043	—
Corporate debt securities	1,005	—	$1,005	—
Equity securities	856	856	—	—
	$93,465	$856	$92,609	$—

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury and U.S. government agencies	$47,012	$1,864	$45,148	$—
Mortgage-backed U.S. government agencies	25,619	—	25,619	—
State and political subdivision obligations	58,838	—	58,838	—
Corporate debt securities	1,000	—	1,000	—
Equity securities	1,156	1,056	100	—
	$133,625	$2,920	$130,705	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,090	$—	$—	$6,090
Foreclosed Assets Held for Sale	—	—	—	—
Mortgage Servicing Rights	126	—	—	126

MID PENN BANCORP, INC.

		Fair value measurements at December 31, 2016 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$2,404	$—	$—	$2,404
Foreclosed Assets Held for Sale	135	—	—	135
Mortgage Servicing Rights	144	—	—	144

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,090	Appraisal of collateral (a)	Appraisal adjustments (b)	6% - 51%	28%
Foreclosed Assets Held for Sale	—	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	0% - 0%	0%
Mortgage Servicing Rights	126	Multiple of annual service fee	Estimated prepayment speed based on rate and term	70% - 100%	98%

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2016	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$2,404	Appraisal of collateral (a)	Appraisal adjustments (b)	11% - 70%	30%
Foreclosed Assets Held for Sale	135	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	26% - 31%	27%
Mortgage Servicing Rights	144	Multiple of annual service fee	Estimated prepayment speed based on rate and term	70% - 100%	98%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2017 and 2016.

(Dollars in thousands)	December 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$23,514	$23,514	$45,973	$45,973
Available for sale investment securities	93,465	93,465	133,625	133,625
Held to maturity investment securities	101,356	100,483	—	—
Net loans and leases	902,798	917,081	806,741	824,293
Restricted investment in bank stocks	4,384	4,384	2,443	2,443
Accrued interest receivable	4,564	4,564	3,928	3,928
Mortgage servicing rights	126	126	144	144

Financial liabilities:
Deposits	$1,023,568	$1,026,830	$935,373	$935,075
Short-term borrowings	34,611	34,611	—	—
Long-term debt	12,352	11,692	13,581	13,614
Subordinated debt	17,338	17,358	7,414	7,534
Accrued interest payable	645	645	515	515

Off-balance sheet financial instruments:
Commitments to extend credit	$—	$—	$—	$—
Financial standby letters of credit	—	—	—	—

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2017 and 2016.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  The following tables exclude financial instruments for which the placement in the fair value hierarchy has been disclosed elsewhere or for which the carrying amount approximates fair value.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2017	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$902,798	$917,081	$—	$—	$917,081

Financial instruments - liabilities
Deposits	$1,023,568	$1,026,830	$—	$1,026,830	$—
Long-term debt	12,352	11,692	—	11,692	—
Subordinated debt	17,338	17,358	—	—	17,358

MID PENN BANCORP, INC.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2016	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Net loans and leases	$806,741	$824,293	$—	$—	$824,293

Financial instruments - liabilities
Deposits	$935,373	$935,075	$—	$935,075	$—
Long-term debt	13,581	13,614	—	13,614	—
Subordinated debt	7,414	7,534	—	—	7,534

(15)	Postretirement Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit plan for directors, which provides defined benefits based on the respective director’s years of service.

Mid Penn also has other postretirement healthcare and life insurance benefit plans, which are noncontributory, covering certain full-time employees.

The significant aspects of each of these plans are as follows:

(a)	Health Insurance

Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits.  Employees who retired prior to December 31, 2015 may elect the least expensive single coverage in the employer’s group medical plan.  If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank will pay, at its discretion, premiums for single 65-special coverage or similar supplemental coverage.  For those employees who retired between September 18, 2015 and December 31, 2015, the Bank will only pay up to $5,000 towards such medical coverage.  Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank will reimburse the retiree for up to $5,000 in medical costs.

(b)	Life Insurance

Full-time employees who had at least ten years of service as of January 1, 2008 and retire with the Bank after age 55 and at least 20 years of service are eligible for term life insurance coverage.  The insurance amount will be $50,000 until age 65.  After age 65, the insurance amount will decrease by $5,000 per year until age 74.  Thereafter, the insurance amount will be $5,000.

(c)	Directors’ Retirement Plan

Mid Penn has an unfunded defined benefit retirement plan for directors with benefits based on years of service.  The adoption of this plan generated unrecognized prior service cost of $274,000, which is being amortized over the expected future years of service of active directors.  The unamortized balance at December 31, 2017, was $22,000.

The accrued benefit liability and related income statement impacts of the postretirement healthcare and life insurance benefit plans, as well as the Director’s retirement plan, are detailed in the tables below.

MID PENN BANCORP, INC.

Health and Life

The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2017 and 2016, and a statement of the funded status at December 31, 2017 and 2016.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2017	2016
Benefit obligations, January 1	$540	$572
Service cost	4	4
Interest cost	20	23
Change in experience	(11)	2
Change in assumptions	20	13
Change due to plan amendment	—	—
Benefit payments	(65)	(74)
Benefit obligations, December 31	$508	$540

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	65	74
Benefit payments	(65)	(74)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(508)	$(540)

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

The amount recognized in the consolidated balance sheets at December 31, 2017 and 2016, is as follows:

(Dollars in thousands)
	2017	2016
Accrued benefit liability	$508	$540

The amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2017	2016
Net gain, pretax	$(22)	$(31)
Net prior service cost, pretax	(174)	(209)

The accumulated benefit obligation for health and life insurance plans was $508,000 and $540,000 at December 31, 2017 and 2016, respectively.

There will be $25,000 in estimated prior service costs amortized from accumulated other comprehensive income into net periodic benefit cost during 2018.

MID PENN BANCORP, INC.

The components of net periodic postretirement benefit (income) cost for 2017, 2016 and 2015 are as follows:

(Dollars in thousands)
	2017	2016	2015
Service cost	$4	$4	$13
Interest cost	20	23	32
Amortization of prior service cost	(35)	(35)	-
Net periodic postretirement benefit (income) cost	$(11)	$(8)	$45

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2017 and 2016 are as follows:

Weighted-average assumptions:	2017	2016
Discount rate	3.50%	4.00%
Rate of compensation increase	2.50%	3.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows:

Weighted-average assumptions:	2017	2016	2015
Discount rate	4.00%	4.25%	4.00%
Rate of compensation increase	3.00%	3.25%	3.00%

Assumed health care cost trend rates at December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Health care cost trend rate assumed for next year	6.00%	6.00%	5.50%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.40%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2024	2018	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  At December 31, 2017, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$2
Effect on accumulated postretirement benefit obligation	3	4

Mid Penn expects to contribute $60,000 to its life and health benefit plans in 2018.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2018 to 12/31/2018	$60
1/1/2019 to 12/31/2019	61
1/1/2020 to 12/31/2020	55
1/1/2021 to 12/31/2021	31
1/1/2022 to 12/31/2022	32
1/1/2023 to 12/31/2027	160

MID PENN BANCORP, INC.

Retirement Plan

The following tables provide a reconciliation of the changes in the directors’ defined benefit plan’s benefit obligations and fair value of plan assets for the years ended December 31, 2017 and 2016, and a statement of the status at December 31, 2017 and 2016.  This Plan is unfunded.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2017	2016
Benefit obligations, January 1	$1,122	$1,150
Service cost	35	34
Interest cost	43	46
Actuarial gain (loss)	6	(13)
Change in assumptions	2	(4)
Benefit payments	(92)	(91)
Benefit obligations, December 31	$1,116	$1,122

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	92	91
Benefit payments	(92)	(91)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(1,116)	$(1,122)

Amounts recognized in the consolidated balance sheet at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)
	2017	2016
Accrued benefit liability	$1,116	$1,122

Amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2017	2016
Net prior service cost, pretax	$22	$43
Net loss, pretax	67	60

The accumulated benefit obligation for the retirement plan was $1,116,000 at December 31, 2017 and $1,122,000 at December 31, 2016.

The estimated prior service costs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 is $22,000.

The components of net periodic retirement cost for 2017, 2016 and 2015 are as follows:

(Dollars in thousands)
	2017	2016	2015
Service cost	$35	$34	$33
Interest cost	43	46	45
Amortization of prior-service cost	22	22	22
Net periodic retirement cost	$100	$102	$100

MID PENN BANCORP, INC.

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2017 and 2016 are as follows:

Weighted-average assumptions:	2017	2016
Discount rate	3.50%	4.00%
Change in consumer price index	1.50%	2.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows:

Weighted-average assumptions:	2017	2016	2015
Discount rate	4.00%	4.25%	4.00%
Change in consumer price index	2.00%	2.25%	2.25%

Mid Penn expects to contribute $95,000 to its retirement plan in 2018.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2018 to 12/31/2018	$95
1/1/2019 to 12/31/2019	95
1/1/2020 to 12/31/2020	96
1/1/2021 to 12/31/2021	107
1/1/2022 to 12/31/2022	104
1/1/2023 to 12/31/2027	413

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,905,000 and $3,834,000 at December 31, 2017 and 2016, respectively.

(16)	Other Benefit Plans
(a)	401(k) Plan

The Bank has a 401(k) plan that covers substantially all full-time employees.  The plan allows employees to contribute a portion of their salaries and wages to the plan and provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the 401(k) Plan was $383,000, $362,000, and $321,000 for the years ending December 31, 2017, 2016, and 2015, respectively.

(b)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees.  The Bank did not contribute to the plan in 2017, 2016, or 2015.

MID PENN BANCORP, INC.

(c)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows executive officers to defer compensation for a specified period in order to provide future retirement income.  The only participant in the Plan is a former executive officer.  The Bank accrued a liability for the plan of approximately $125,000 at December 31, 2017 and $143,000 at December 31, 2016.  The expense related to the plan was $5,000 in 2017, $6,000 in 2016, and $9,000 in 2015.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of director fees for a specified period in order to provide future retirement income.  At December 31, 2017 and 2016, the Bank accrued a liability of $683,000 and $606,000, respectively, for this plan.  The expense related to the plan was $25,000 in 2017,  $21,000 in 2016, and $17,000 in 2015.

(d)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2017 and 2016, the Bank accrued a liability of approximately $246,000 and $254,000, respectively, for the Agreement.  The expense related to the Agreement was $17,000 for 2017, $17,000 for 2016, and $16,000 for 2015.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which supports the funding of the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,317,000 and $1,284,000 at December 31, 2017 and 2016, respectively.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2017 and 2016, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,375,000 and $1,360,000, respectively.  Mid Penn also acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender value of $3,924,000 at December 31, 2017 and $3,838,000 at December 31, 2016.

(f)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The plan allows employees to use a portion of their salaries and wages to purchase common shares of Mid Penn stock at the market value of shares at the end of each calendar quarter.

	2017	2016	2015
ESPP shares purchased	3,578	4,465	4,162
Average purchase price per share	$29.027	$18.520	$15.865
(g)	Director Stock Purchase Plan

On May 24, 2017, the Board of Directors of Mid Penn approved the Director Stock Purchase Plan (“DSPP”).  The purpose of the Plan is to provide non-employee directors of Mid Penn with a convenient means to purchase Corporation common stock at fair market value on the last day of each calendar quarter.  The plan was effective beginning July 1, 2017.  Participants purchased 1,345 shares at an average purchase price per share of $31.136 during the year ended December 31, 2017.

MID PENN BANCORP, INC.

(17)	Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2017 and 2016.

(Dollars in thousands)	2017	2016
Deferred tax assets:
Allowance for loan and lease losses	$1,597	$2,442
Loan fees	105	82
Deferred compensation	221	341
Benefit plans	320	565
Unrealized loss on securities	574	1,504
Nonaccrual interest	—	955
Business combination adjustments	358	720
Sale/leaseback adjustment	72	—
Other	108	177
	3,355	6,786

Deferred tax liabilities:
Depreciation	(619)	(1,175)
Bond accretion	(9)	(117)
Goodwill and intangibles	(329)	(500)
Prepaid expenses	(333)	(312)
Business combination adjustments	(176)	(367)
Other	(1)	(29)
	(1,467)	(2,500)
Deferred tax asset, net	$1,888	$4,286

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

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law reducing the federal tax rate to 21% beginning on January 1, 2018.  The revaluation of net deferred tax assets as of December 22, 2017 resulted in $1,169,000 of additional tax expense on the date of enactment included in deferred expense in the tables below.

The provision for income taxes consists of the following:

(Dollars in thousands)	2017	2016	2015
Current expense	$2,672	$2,613	$647
Deferred expense (benefit)	1,828	(336)	997
Total provision for income taxes	$4,500	$2,277	$1,644

MID PENN BANCORP, INC.

A reconciliation of income tax at the statutory rate of 34% to Mid Penn's effective rate is as follows:

(Dollars in thousands)	2017	2016	2015
Provision at the expected statutory rate	$3,940	$3,428	$2,779
Effect of tax-exempt income	(668)	(1,089)	(1,105)
Effect of investment in life insurance	(89)	(90)	(91)
Nondeductible interest	30	41	37
Nondeductible merger and acquisition expense	191	—	34
Rate change adjustment	1,169	—	—
Other items	(73)	(13)	(10)
Provision for income taxes	$4,500	$2,277	$1,644

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2017, 2016, or 2015.  There were no amounts accrued for interest and penalties at December 31, 2017 or 2016.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania.  With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2014.

(18)	Regulatory Matters

Mid Penn Bancorp, Inc., is a bank holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 Capital to average assets and of Total Capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2017 and December 31, 2016, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

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

MID PENN BANCORP, INC.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances.  The amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  At December 31, 2017, $5,259,000 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2017, and December 31, 2016, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2017
Tier 1 Capital (to Average Assets)	$74,417	6.5%	$45,857	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	50,661	5.75%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	63,877	7.25%	N/A	N/A
Total Capital (to Risk Weighted Assets)	99,466	11.3%	81,498	9.25%	N/A	N/A

Bank
As of December 31, 2017
Tier 1 Capital (to Average Assets)	$88,294	7.7%	$45,846	4.00%	$57,308	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	50,661	5.75%	57,269	6.5%
Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	63,877	7.25%	70,485	8.0%
Total Capital (to Risk Weighted Assets)	96,005	10.9%	81,498	9.25%	88,106	10.0%

Corporation
As of December 31, 2016
Tier 1 Capital (to Average Assets)	$70,431	6.8%	$41,595	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	39,641	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	70,431	9.1%	51,244	6.625%	N/A	N/A
Total Capital (to Risk Weighted Assets)	85,148	11.0%	66,714	8.625%	N/A	N/A

Bank
As of December 31, 2016
Tier 1 Capital (to Average Assets)	$77,026	7.4%	$41,568	4.00%	$51,960	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	39,611	5.125%	50,239	6.5%
Tier 1 Capital (to Risk Weighted Assets)	77,026	10.0%	51,205	6.625%	61,832	8.0%
Total Capital (to Risk Weighted Assets)	84,329	10.9%	66,663	8.625%	77,291	10.0%

(1)  Minimum amounts and ratios as of December 31, 2017 include the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework.  At December 31, 2016, the minimum amounts and ratios included the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework.

MID PENN BANCORP, INC.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2017 and 2016 for guarantees under letters of credit issued is not material.

As of December 31, 2017, commitments to extend credit amounted to $199,240,000 and standby letters of credit amounted to $20,496,000.  As of December 31, 2016, commitments to extend credit amounted to $201,749,000 and standby letters of credit amounted to $14,000,000.

Additionally, Mid Penn has sold loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program).  Under the terms of the Program, there is limited recourse back to Mid Penn for loans that do not perform in accordance with the terms of the loan agreement.  Each loan that is sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB.  The Program can be terminated by either the FHLB or Mid Penn, without cause, by giving notice to the other party.  The FHLB has no obligation to commit to purchase any mortgage through, or from, Mid Penn.  The total balance of loans sold under the Program was $7,314,000 and $9,206,000 for the years ended December 31, 2017 and 2016.

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

As of December 31, 2017, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in Central Pennsylvania, specifically within the Bank's trading area made up of Cumberland, Dauphin, Lancaster, Luzerne, Northumberland, and Schuylkill Counties.

The Bank's highest concentrations of credit within the loan portfolio is in commercial real estate financing (51.1%) as of December 31, 2017.

(20)	Contingencies

Litigation:

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

MID PENN BANCORP, INC.

(21)	Common Stock

Dividend Reinvestment Plan

Under Mid Penn’s amended and restated dividend reinvestment plan (“DRIP”), 330,750 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance.  The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.

Restricted Stock Plan

On June 25, 2014, the 2014 Restricted Stock Plan was registered under which awards shall not exceed, in the aggregate, 100,000 shares of common stock.  The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.  The plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.    As of December 31, 2017, 26,955 shares have been granted under the Plan.  During 2017, Mid Penn granted 10,440 restricted shares, 6,040 of which were granted to employees while 4,400 were granted to directors.  Mid Penn granted 7,540 restricted shares to employees in 2016 and 5,475 restricted shares to employees in 2015.  In 2016, 470 of the granted shares were forfeited to Mid Penn due to the termination of employment of a plan participant.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  Restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over a four year vesting period.  Restricted shares granted to directors have a twelve month vesting period.  The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statement of income.

(Dollars in thousands)	2017	2016	2015
Compensation expense	$145	$53	$28
Tax benefit	(49)	(18)	(10)
Net income effect	$96	$35	$18

At December 31, 2017, there was $440,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost is expected to be recognized through July 2021.  Mid Penn recognizes the impact of forfeitures as of the forfeiture date.

The following table presents information regarding the non-vested restricted stock for the year ended December 31, 2017.

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	13,055	$17.66
Vested	(3,996)	17.38
Cancelled	—	—
Granted	10,440	26.65
Non-vested at December 31, 2017	19,499	22.54

(22)	Preferred Stock

Series B Preferred Stock

Between September 26, 2012 and January 3, 2013, Mid Penn issued, via a private placement, 5,000 shares of its 7% Non-Cumulative Non-Voting Non-Convertible Perpetual Preferred Stock, Series B Preferred Stock, resulting in total gross proceeds of $5,000,000. On December 9, 2015, Mid Penn, using a portion of the proceeds from the offering of the 2015 Notes, redeemed all of its issued and outstanding shares of Series B Preferred Stock at a price equal to $1,024.67 per share, which is equal to $1,020 per share plus declared but unpaid dividends on December 9, 2015, for a total redemption price of $5,123,000.

MID PENN BANCORP, INC.

Small Business Lending Fund Preferred Shares

On March 1, 2015, Mid Penn assumed all of the issued and outstanding shares of Phoenix with respect to 1,750 shares of Phoenix’s preferred stock issued to the Treasury in connection with the Small Business Lending Fund and issued 1,750 shares of its own SBLF Preferred Shares that had a $1,000 liquidation preference per share, to the Treasury.  The SBLF Preferred Shares qualified as Tier 1 Capital and had terms and conditions identical to those shares of preferred stock issued by Phoenix to the Treasury.  Mid Penn paid noncumulative dividends payable quarterly on January 1, April 1, July 1, and October 1.  The dividend rate was 1.00% per annum for payment dates up to January 19, 2016.

On December 15, 2015, Mid Penn, using a portion of the proceeds from the offering of the 2015 Notes, redeemed all of the outstanding shares of its SBLF Preferred Shares, which were held by the Treasury, for an aggregate redemption price of $1,754,000, including accrued but unpaid dividends.

(23)	Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$4,686	$780
Equity investments	—	545
Investment in subsidiaries	89,581	77,029
Other assets	—	40
Total assets	$94,267	$78,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$17,338	$7,414
Other liabilities	1,226	513
Shareholders' equity	75,703	70,467
Total liabilities and shareholders' equity	$94,267	$78,394

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2017	2016	2015
Income
Dividends from subsidiaries	$9,657	$2,871	$5,662
Other income	19	33	19
Total Income	9,676	2,904	5,681
Expense
Other expenses	(1,899)	(606)	(695)
Total Expense	(1,899)	(606)	(695)
Income before income tax and equity in undistributed (loss) earnings of subsidiaries	7,777	2,298	4,986
Equity in undistributed (loss) earnings of subsidiaries	(1,136)	5,311	1,346
Income before income tax	6,641	7,609	6,332
Income tax benefit	448	195	196
Net income	7,089	7,804	6,528
Series B preferred stock dividends and redemption premium	—	—	473
Series C preferred stock dividends	—	—	17
Net income available to common shareholders	$7,089	$7,804	$6,038
Comprehensive income	$8,209	$3,139	$6,827

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,089	$7,804	$6,528
Equity in undistributed loss (earnings) of subsidiaries	1,136	(5,311)	(1,346)
Decrease (increase) in other assets	240	59	(14)
Increase (decrease) in other liabilities	626	457	(665)
Net cash provided by operating activities	9,091	3,009	4,503

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	—	—	(2,949)
Proceeds from the sale of investment securities	618	—	—
Investment in subsidiary	(12,600)	—	—
Net cash used in investing activities	(11,982)	—	(2,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(3,264)	(2,875)	(2,175)
Series B preferred stock redemption premium	—	—	(100)
Series B preferred stock redemption	—	—	(5,000)
Series C preferred stock redemption	—	—	(1,750)
Employee Stock Purchase Plan	104	82	66
Director Stock Purchase Plan	42	—	—
Deferred financing fees paid for subordinated debt issuance	(85)	—	(85)
Subordinated debt issuance	10,000	—	7,500
Net cash provided by (used in) financing activities	6,797	(2,793)	(1,544)
Net increase in cash and cash equivalents	3,906	216	10
Cash and cash equivalents, beginning of year	780	564	554
Cash and cash equivalents, end of year	$4,686	$780	$564

(24)	Recent Accounting Pronouncements

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

Mid Penn has early adopted this standard, and the financial statements as of and for the year ended December 31, 2017 reflect the impact of premium amortization on callable debt securities to the earliest call date.   The adoption of this ASU did not have a material impact on Mid Penn’s consolidated financial statements.

MID PENN BANCORP, INC.

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

Mid Penn adopted this ASU in the first quarter of 2018.  The adoption will not have a material impact on its consolidated financial statements as Mid Penn typically does not engage in partial sale transactions.

MID PENN BANCORP, INC.

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

Mid Penn early adopted this ASU for its annual goodwill impairment test as of year-end 2017 by comparing its fair value to its carrying value at that time.  The adoption of this ASU did not to have a material impact on Mid Penn’s consolidated financial statements.

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

MID PENN BANCORP, INC.

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

As of December 31, 2017, Mid Penn held $856,000 of equity investments (excluding restricted investments in bank stocks).  Mid Penn does not expect to make significant increases in the volume of its equity investments; therefore, the adoption of this ASU is not expected to be material to Mid Penn’s consolidated financial statements.

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

MID PENN BANCORP, INC.

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

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403.  The ASU adds guidance to the existing Staff Bulletin No. 116 stating that SAB Topic 13 (Revenue Recognition) and SAB Topic 8 (Retail Companies) are no longer applicable once a registrant adopts Topic 606.

ASU 2014-09, including transition requirements for all amendments, is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016.

Mid Penn completed its internal assessment procedure related to this Standard during the fourth quarter of 2017 and fully adopted the standard in the first quarter of 2018.  Through our assessment, we identified certain non-interest income financial statement line items that met the criteria of this Standard and worked through the five step assessment process for each line item within the scope of the Standard.    Mid Penn has concluded that the adoption of the Standard using the modified retrospective approach will have no financial statement impact as the current financial statement line items within the scope of this Standard are in compliance with the new guidance, however, we expect the adoption will require additional qualitative and quantitative disclosure requirements related to revenue recognition within our quarterly and annual reports.  We will continue to evaluate any prospective impact as additional guidance is issued and will update our internal assessment at least annually, or more frequently if necessary.

ASU 2018-02:  The FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

This ASU provides guidance related to the stranded income tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act by providing financial statement preparers with the option to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings in every period wherein the impact of the new corporate income tax rate in the new tax law (or portion thereof) is recognized.

As a result of the new guidance, financial statement preparers must provide a description of the accounting policy for reclassifying income tax effects from accumulated other comprehensive income. Preparers are also required to disclose whether they will reclassify the stranded income tax effects from tax reform, and provide information on the other reclassified tax effects.

Mid Penn has early adopted ASU 2018-02 effective December 31, 2017.  Mid Penn had $341,000 of stranded income tax effects in accumulated other comprehensive loss within the capital section on the balance sheet as a result of the Tax Cuts and Jobs Act.  The majority of this amount was derived from the accumulated other comprehensive loss on available-for-sale investment securities, while the remaining balance is attributable to Mid Penn’s post-retirement benefit plans.  The adoption of ASU 2018-02 resulted in the transfer of the $341,000 of stranded income tax effects out of accumulated other comprehensive income and into retained earnings with no impact to total shareholders’ equity or net income.

MID PENN BANCORP, INC.

(25)	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2017 and 2016.

(Dollars in thousands, except per share data)	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$10,559	$10,879	$11,150	$11,304
Interest Expense	1,384	1,469	1,634	1,817
Net Interest Income	9,175	9,410	9,516	9,487
Provision for Loan and Lease Losses	125	100	—	100
Net Interest Income After Provision for Loan Losses	9,050	9,310	9,516	9,387
Noninterest Income	1,436	1,362	1,564	1,331
Noninterest Expense	7,802	7,558	7,960	8,047
Income Before Provision for Income Taxes	2,684	3,114	3,120	2,671
Provision for Income Taxes	690	769	871	2,170
Net Income Available to Common Shareholders	$1,994	$2,345	$2,249	$501
Per Share Data:
Basic Earnings Per Common Share	$0.47	$0.55	$0.53	$0.12
Cash Dividends Declared	0.13	0.13	0.13	0.38

(Dollars in thousands, except per share data)	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$9,697	$9,859	$10,125	$10,531
Interest Expense	1,282	1,316	1,367	1,402
Net Interest Income	8,415	8,543	8,758	9,129
Provision for Loan and Lease Losses	340	395	585	550
Net Interest Income After Provision for Loan Losses	8,075	8,148	8,173	8,579
Noninterest Income	1,232	1,398	1,419	1,875
Noninterest Expense	6,982	6,931	7,165	7,740
Income Before Provision for Income Taxes	2,325	2,615	2,427	2,714
Provision for Income Taxes	520	593	526	638
Net Income Available to Common Shareholders	$1,805	$2,022	$1,901	$2,076
Per Share Data:
Basic Earnings Per Common Share	$0.43	$0.48	$0.45	$0.49
Cash Dividends Declared	0.22	0.12	0.12	0.22

MID PENN BANCORP, INC.

(26)	Subsequent Events

The Scottdale Bank & Trust Company

On January 8, 2018, Mid Penn completed its acquisition of The Scottdale Bank & Trust Company, a Pennsylvania bank and trust company (“Scottdale”), through the merger of Scottdale with and into Mid Penn Bank pursuant to that certain previously announced Agreement and Plan of Merger, dated as of March 29, 2017, among Mid Penn, Mid Penn Bank and Scottdale.  Pursuant to the Merger Agreement, each share of Scottdale common stock issued and outstanding immediately prior to January 8, 2018 converted into the right to receive (i) $1,166 in cash without interest or (ii) 38.88 shares of Mid Penn common stock.  As a result, Mid Penn issued approximately 1.9 million shares of Mid Penn common stock and cash of approximately $2.8 million.  The transaction was valued at approximately $66,972,000. At December 31, 2017, and eight days prior to the acquisition transaction, Scottdale reported total assets of $260,735,000, total loans of $69,328,000, and total deposits of $210,658,000 on a Call Report filed with federal banking regulators.

Given that the initial purchase accounting for the acquisition in accordance with generally accepted accounting principles for this business combination is not yet completed, Mid Penn is not yet able to disclose the preliminary fair value of the Scottdale assets acquired and liabilities assumed.

First Priority Financial Corp.

On January 16, 2018, Mid Penn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Priority Financial Corp. (“First Priority”) pursuant to which First Priority will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. The acquisition will expand Mid Penn’s footprint into southeastern Pennsylvania, including Chester, Berks, Montgomery, and Bucks counties. On a pro forma basis, the combined company will have over $2 billion in total assets. Under the terms of the Merger Agreement, shareholders of First Priority will receive 0.3481 shares of Mid Penn common stock for each share of First Priority common stock they own. Subject to customary closing conditions including regulatory and shareholder approvals, it is expected that the Merger will be completed in the third quarter of 2018.

MID PENN BANCORP, INC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2017.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2017, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management’s Report on Internal Controls over Financial Reporting is located on page 49 of this report, and is incorporated herein by reference.

Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of Mid Penn’s internal control over financial reporting as of December 31, 2017.  BDO USA, LLP’s attestation report appears in Part II, Item 8, “Financial Statements and Supplemental Data.”

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank.  The Corporation amended the Code of Ethics on March 17, 2013.  A copy is posted under Governance Documents in the Corporate Information section under the Investors link on the Corporation’s website, www.midpennbank.com.  The Corporation’s Code of Ethics may be viewed on the Mid Penn website at www.midpennbank.com or requested from the Corporate Secretary by telephone at 1-866-642-7736.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

MID PENN BANCORP, INC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	19,499	—	(1)	73,515
Equity compensation plans not approved by security holders	—	—		—
Total	19,499	—		73,515

(1)

All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock.  Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 3:  Ratification of the Appointment of BDO USA, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2018” of Mid Penn’s definitive proxy statement to be used in connection with the 2018 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

2(i)

Agreement and Plan of Merger, dated as of March 29, 2017, by and among Mid Penn Bancorp, Inc., Mid Penn Bank, and The Scottdale Bank and Trust Company (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-13677) filed with the SEC on March 30, 2017.)

2(ii)

Agreement and Plan of Merger, dated as of January 16, 2018, by and between Mid Penn Bancorp, Inc. and First Priority Financial Corp. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-13677) filed with the SEC on January 16, 2018.)

3(i)

The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) of Registrant’s Registration Statement on Form S-4 (File No. 333-199740) filed with the SEC on October 31, 2014.)

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3(ii) of Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2010.)

10.1	Mid Penn Bank’s Retirement Plan. (Incorporated by reference to Exhibit 10.1 of Registrant’s Annual Report on form 10-K filed with the SEC on March 10, 2008.)*

10.2

The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

10.3	Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan. (Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 27, 2014.)*

10.4	Form of Mid Penn Bancorp, Inc. Restricted Stock Agreement.*

10.5	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 4, 2016.)*

10.6	The Registrant’s Director Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8, filed with the SEC on June 8, 2017.)

10.7

Employment Agreement, dated November 3, 2016, among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 4, 2016.)*

10.8

Offer letter, dated March 4, 2016, between Michael D. Peduzzi and Mid Penn Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017.)*

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
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 13, 2018
Rory G. Ritrievi
President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Michael D. Peduzzi, CPA	March 13, 2018
Michael D. Peduzzi, CPA
Chief Financial Officer

By:	/s/ Robert A. Abel	March 13, 2018
Robert A. Abel, Director

By:	/s/ Steven T. Boyer	March 13, 2018
Steven T. Boyer, Director

By:	/s/ Matthew G. DeSoto	March 13, 2018
Matthew G. DeSoto, Director

By:	/s/ Robert C. Grubic	March 13, 2018
Robert C. Grubic, Director

By:	/s/ Gregory M. Kerwin	March 13, 2018
Gregory M. Kerwin, Director

By:	/s/ Donald F. Kiefer	March 13, 2018
Donald F. Kiefer, Director

By:	/s/ Robert E. Klinger	March 13, 2018
Robert E. Klinger, Director

By:	/s/ Robert J. Moisey	March 13, 2018
Robert J. Moisey, Director

By:	/s/ Theodore W. Mowery	March 13, 2018
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 13, 2018
John E. Noone, Director

By:	/s/ Noble C. Quandel, Jr.	March 13, 2018
Noble C. Quandel, Jr., Director

By:	/s/ William A. Specht, III	March 13, 2018
William A. Specht, Director