Form 10-Q
period 2018-03-31
MID PENN BANCORP INC
filed 2018-05-09
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One).

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

As of May 8, 2018, the registrant had 6,122,717 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$20,866	$19,795
Interest-bearing balances with other financial institutions	5,346	3,028
Federal funds sold	32,963	691
Total cash and cash equivalents	59,175	23,514

Investment securities available for sale, at fair value	122,342	93,465
Investment securities held to maturity, at amortized cost (fair value $128,352 and $100,483)	131,293	101,356
Loans held for sale	1,348	1,040
Loans and leases, net of unearned interest	1,007,138	910,404
Less: Allowance for loan and lease losses	(7,666)	(7,606)
Net loans and leases	999,472	902,798

Bank premises and equipment, net	20,015	16,168
Cash surrender value of life insurance	13,106	13,042
Restricted investment in bank stocks	2,759	4,384
Foreclosed assets held for sale	745	189
Accrued interest receivable	5,079	4,564
Deferred income taxes	3,821	1,888
Goodwill	22,528	3,918
Core deposit and other intangibles, net	5,126	434
Other assets	4,408	3,594
Total Assets	$1,391,217	$1,170,354
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$195,330	$163,714
Interest-bearing demand	355,939	349,241
Money Market	270,489	246,220
Savings	174,920	62,770
Time	215,745	201,623
Total Deposits	1,212,423	1,023,568

Short-term borrowings	—	34,611
Long-term debt	12,297	12,352
Subordinated debt	17,335	17,338
Accrued interest payable	922	645
Other liabilities	9,116	6,137
Total Liabilities	1,252,093	1,094,651

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares; 6,122,717 and 4,242,216
shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6,123	4,242
Additional paid-in capital	103,382	40,970
Retained earnings	33,525	32,565
Accumulated other comprehensive loss	(3,906)	(2,074)
Total Shareholders’ Equity	139,124	75,703
Total Liabilities and Shareholders' Equity	$1,391,217	$1,170,354

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans and leases	$11,337	$9,702
Interest on interest-bearing balances	9	2
Interest on federal funds sold	168	51
Interest and dividends on investment securities:
U.S. Treasury and government agencies	752	445
State and political subdivision obligations, tax-exempt	542	316
Other securities	172	43
Total Interest Income	12,980	10,559
INTEREST EXPENSE
Interest on deposits	1,780	1,204
Interest on short-term borrowings	12	—
Interest on long-term and subordinated debt	310	180
Total Interest Expense	2,102	1,384
Net Interest Income	10,878	9,175
PROVISION FOR LOAN AND LEASE LOSSES	125	125
Net Interest Income After Provision for Loan and Lease Losses	10,753	9,050
NONINTEREST INCOME
Income from fiduciary activities	240	196
Service charges on deposits	203	205
Net gain on sales of investment securities	98	8
Earnings from cash surrender value of life insurance	64	65
Mortgage banking income	156	191
ATM debit card interchange income	265	224
Merchant services income	78	74
Net gain on sales of SBA loans	257	284
Other income	286	189
Total Noninterest Income	1,647	1,436
NONINTEREST EXPENSE
Salaries and employee benefits	5,064	4,230
Occupancy expense, net	797	648
Equipment expense	408	381
Pennsylvania bank shares tax expense	171	170
FDIC Assessment	228	194
Legal and professional fees	224	177
Marketing and advertising expense	189	107
Software licensing	514	329
Telephone expense	147	126
Loss on sale or write-down of foreclosed assets	2	82
Intangible amortization	248	29
Merger and acquisition expense	1,694	210
Other expenses	1,497	1,119
Total Noninterest Expense	11,183	7,802
INCOME BEFORE PROVISION FOR INCOME TAXES	1,217	2,684
Provision for income taxes	213	690
NET INCOME	$1,004	$1,994

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.17	$0.47
Cash Dividends Paid	$0.25	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Net income	$1,004	$1,994

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available-for-sale
securities, net of income tax impact of ($475) and $195, respectively	(1,788)	379

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income tax impact of $20 and $3, respectively (a)	(78)	(5)

Change in defined benefit plans, net of income tax impact of $0 and ($1), respectively (b)	(1)	(3)

Total other comprehensive (loss) income	(1,867)	371

Total comprehensive (loss) income	$(863)	$2,365

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2018	$4,242	$40,970	$32,565	$(2,074)	$75,703
Impact of adoption of new accounting standard (a)	—	—	(44)	35	(9)
Balance at January 1, 2018, adjusted	4,242	40,970	32,521	(2,039)	75,694
Net income	—	—	1,004	—	1,004
Total other comprehensive loss, net of taxes	—	—	—	(1,867)	(1,867)
Common stock issued to Scottdale shareholders (1,878,827 shares)	1,879	62,302	—	—	64,181
Employee Stock Purchase Plan (736 shares)	1	23	—	—	24
Director Stock Purchase Plan (938 shares)	1	29	—	—	30
Restricted stock activity	—	58	—	—	58
Balance, March 31, 2018	$6,123	$103,382	$33,525	$(3,906)	$139,124

Balance, January 1, 2017	$4,233	$40,688	$28,399	$(2,853)	$70,467
Net income	—	—	1,994	—	1,994
Total other comprehensive income, net of taxes	—	—	—	371	371
Employee Stock Purchase Plan (1,264 shares)	1	26	—	—	27
Common stock dividends	—	—	(551)	—	(551)
Restricted stock activity	—	19	—	—	19
Balance, March 31, 2017	$4,234	$40,733	$29,842	$(2,482)	$72,327

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 13 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net Income	$1,004	$1,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	125	125
Depreciation	423	363
Amortization of intangibles	248	29
Net amortization (accretion) of security discounts/premiums	199	(1,554)
Gain on sales of investment securities	(98)	(8)
Earnings on cash surrender value of life insurance	(64)	(65)
Mortgage loans originated for sale	(10,152)	(11,076)
Proceeds from sales of mortgage loans originated for sale	10,000	11,191
Gain on sale of mortgage loans	(156)	(191)
SBA loans originated for sale	(3,114)	(3,795)
Proceeds from sales of SBA loans originated for sale	3,371	4,079
Gain on sale of SBA loans	(257)	(284)
Loss on disposal of property, plant, and equipment	—	26
Loss on sale or write-down of foreclosed assets	2	82
Stock compensation expense	58	19
Deferred income tax benefit	(826)	(43)
Decrease in accrued interest receivable	474	27
(Increase) decrease in other assets	(52)	256
Increase in accrued interest payable	261	106
Increase in other liabilities	1,437	1,914
Net Cash Provided By Operating Activities	2,883	3,195

Investing Activities:
Proceeds from the sale of available-for-sale securities	97,218	17,931
Proceeds from the maturity or call of available-for-sale securities	5,806	1,107
Purchases of available-for-sale securities	(20,708)	(3,538)
Proceeds from the maturity or call of held-to-maturity securities	2,346	—
Purchases of held-to-maturity securities	(32,396)	(48,926)
Net cash received from acquisition	65,025	—
Redemptions (purchases) of restricted investment in bank stock	1,722	(32)
Net increase in loans and leases	(26,814)	(19,984)
Proceeds from the sale of bank premises and equipment held for sale	—	2,201
Purchases of bank premises and equipment	(2,774)	(770)
Proceeds from the sale of foreclosed assets	154	15
Net Cash Provided by (Used In) Investing Activities	89,579	(51,996)

Financing Activities:
Net (decrease) increase in deposits	(21,126)	36,514
Net decrease in short-term borrowings	(34,611)	—
Common stock dividends paid	(1,060)	(551)
Employee Stock Purchase Plan	24	27
Director Stock Purchase Plan	30	—
Long-term debt repayment	(58)	(55)
Net Cash (Used In) Provided By Financing Activities	(56,801)	35,935

Net increase (decrease) in cash and cash equivalents	35,661	(12,866)
Cash and cash equivalents, beginning of period	23,514	45,973
Cash and cash equivalents, end of period	$59,175	$33,107

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,825	$1,278
Income taxes paid	$—	$—

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$701	$—

Assets, Liabilities, and Equity in Connection with Merger:

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Assets Acquired:
Securities	$114,039	$-
Loans	70,686	-
Restricted stock	97	-
Property and equipment	1,496	-
Foreclosed assets	11
Deferred income taxes	621
Accrued interest receivable	989	-
Core deposit intangible	4,940	-
Other assets	266	-
	$193,145	$-

Liabilities Assumed:
Deposits	$209,981	$-
Accrued interest payable	16	-
Other liabilities	2,602	-
	$212,599	$-

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Mid Penn Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the March 31, 2017 and December 31, 2017 balances have been reclassified, when, and if necessary, to conform to the 2018 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 8, 2018, Mid Penn completed its acquisition of The Scottdale Bank & Trust Company (“Scottdale”), a Pennsylvania bank and trust company, through the merger of Scottdale with and into Mid Penn Bank pursuant to that certain previously announced Agreement and Plan of Merger, dated as of March 29, 2017, among Mid Penn, Mid Penn Bank and Scottdale.  Refer to Note 2, Merger, as well as the Form 8-K filed on January 8, 2018, for more information. The comparability of the financial condition and results of operations as of and for the three months ended March 31, 2018 and 2017, in general, have been impacted by the acquisition of Scottdale.

On January 16, 2018, Mid Penn entered into an Agreement and Plan of Merger with First Priority Financial Corp. (“First Priority”) pursuant to which First Priority will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. Refer to Note 13, Agreement and Plan of Merger, as well as the Form 8-K filed on January 16, 2018, for more information.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)	Merger

On January 8, 2018, The Scottdale Bank & Trust Company, (“Scottdale”) merged with and into Mid Penn Bank, with Mid Penn Bank continuing as the surviving entity.

Pursuant to the Merger Agreement, each share of Scottdale common stock issued and outstanding immediately prior to January 8, 2018 converted into the right to receive (i) $1,166 in cash without interest or (ii) 38.88 shares of Mid Penn common stock.  As a result, Mid Penn issued 1,878,827 shares of Mid Penn common stock with an acquisition date fair value of approximately $64,181,000, based on the closing stock price of Mid Penn’s common stock on January 8, 2018 of $34.16, and cash of $2,792,000.  Including an insignificant amount of cash paid in lieu of fractional shares, the fair value of total consideration paid was $66,973,000.

The assets and liabilities of Scottdale were recorded on the consolidated balance sheet of the Company at their estimated fair value as of January 8, 2018, and their results of operations have been included in the consolidated income statement of the Company since such date.  Scottdale has been fully integrated into Mid Penn, therefore the amount of revenue and earnings of Scottdale included in the consolidated income statement since the acquisition date is impracticable to provide.

Included in the purchase price was goodwill of $18,610,000 and a core deposit intangible of $4,940,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense related to the Scottdale acquisition for the five years beginning 2018 through 2022 is estimated to be $898,000, $808,000, $719,000, $629,000, and $539,000 per year, respectively, and $1,347,000 in total for the five years after 2022.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The allocation of the purchase price is as follows:

(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$67,817
Investment securities	114,039
Restricted stock	97
Loans	70,686
Goodwill	18,610
Core deposit intangible	4,940
Premises and equipment	1,496
Foreclosed assets	11
Deferred income taxes	621
Accrued interest receivable	989
Other assets	266
Total assets acquired	279,572
Liabilities assumed:
Deposits	209,981
Accrued interest payable	16
Other liabilities	2,602
Total liabilities assumed	212,599

Consideration paid	$66,973

Cash paid	$2,792
Fair value of common stock issued	64,181

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date.    The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities and equity assumed.

(Dollars in thousands)

Total purchase price	$66,973

Net assets acquired:
Cash and cash equivalents	67,817
Investment securities	114,039
Restricted stock	97
Loans	70,686
Core deposit intangible	4,940
Premises and equipment	1,496
Foreclosed assets	11
Deferred income taxes	621
Accrued interest receivable	989
Other assets	266
Deposits	(209,981)
Accrued interest payable	(16)
Other liabilities	(2,602)
48,363
Goodwill	$18,610

In general, factors contributing to goodwill recognized as a result of the Scottdale acquisition include expected cost savings from combined operations, opportunities to expand into several new markets, and growth and profitability potential from the repositioning of short-term investments into higher-yielding loans.  The goodwill acquired as a result of the Scottdale acquisition is not tax deductible.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The fair value of the financial assets acquired included loans receivable with a gross amortized cost basis of $70,686,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(Dollars in thousands)

Gross amortized cost basis at January 8, 2018	$71,809
Market rate adjustment	601
Credit fair value adjustment on pools of homogeneous loans	(1,078)
Credit fair value adjustment on impaired loans	(646)
Fair value of purchased loans at January 8, 2018	$70,686

The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans.  The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from loan inception to the acquisition date.  The credit adjustment on impaired loans is derived in accordance with ASC 310-30-30 and represents the portion of the loan balance that has been deemed uncollectible based on our expectations of future cash flows for each respective loan.

The information about the acquired Scottdale impaired loan portfolio as of January 8, 2018 is as follows:

(Dollars in thousands)

Contractually required principal and interest at acquisition	$2,587
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,010)
Expected cash flows at acquisition	1,577
Interest component of expected cash flows (accretable discount)	(305)
Fair value of acquired loans	$1,272

The following table presents pro forma information as if the merger between Mid Penn and Scottdale had been completed on January 1, 2017.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Scottdale at the beginning of 2017.  The supplemental pro forma earnings for 2018 reflect actual first quarter earnings, as the amount of Scottdale related income for eight days is immaterial, adjusted to exclude $1,273,000 of merger related costs incurred for the Scottdale acquisition. The results for the three months ended March 31, 2017 were adjusted to include the $1,273,000 of merger related costs.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Net interest income after loan loss provision	$10,753	$10,498
Noninterest income	1,647	1,585
Noninterest expense	9,910	10,346
Net income	2,054	1,268
Net income per common share	0.34	0.21

(3)	Investment Securities

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

For available-for-sale debt securities, realized gains and losses on dispositions are based on the net proceeds and the amortized cost of the securities sold, using the specific identification method.  Unrealized gains and losses on debt securities are based on the difference between the amortized cost and fair value of each security as of the respective reporting date. Unrealized gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through Mid Penn’s consolidated statements of income for the respective period.

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

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of March 31, 2018,  December 31, 2017, or March 31, 2017, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to relate to changes in interest rates, and not erosion of credit quality.

Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value within other assets on the balance sheet, with realized and unrealized gains and losses reported in other expense on the income statement. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value within investment securities available-for-sale on the balance sheet, with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss, net of tax. Equity securities without readily determinable fair values are recorded at cost less any impairment.

The amortized cost, fair value, and unrealized gains and losses on investment securities at March 31, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$40,604	$3	$2,082	$38,525
Mortgage-backed U.S. government agencies	45,710	6	1,077	44,639
State and political subdivision obligations	38,222	34	1,941	36,315
Corporate debt securities	2,848	15	—	2,863
Total available-for-sale debt securities	127,384	58	5,100	122,342
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	10,984	—	174	10,810
Mortgage-backed U.S. government agencies	69,901	18	1,345	68,575
State and political subdivision obligations	50,408	36	1,477	48,967
Corporate debt securities	—	—	—	—
Total held-to-maturity debt securities	131,293	54	2,996	128,352
Total	$258,677	$112	$8,096	$250,694

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$40,125	$—	$1,395	$38,730
Mortgage-backed U.S. government agencies	26,398	2	569	25,831
State and political subdivision obligations	27,775	7	739	27,043
Corporate debt securities	1,350	5	—	1,355
Total available-for-sale debt securities	95,648	14	2,703	92,959
Available-for-sale equity securities:
Equity securities	550	—	44	506
Total available-for-sale equity securities	550	—	44	506
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	10,984	—	90	10,894
Mortgage-backed U.S. government agencies	53,472	—	523	52,949
State and political subdivision obligations	36,900	41	301	36,640
Corporate debt securities	—	—	—	—
Total held-to-maturity debt securities	101,356	41	914	100,483
Total	$197,554	$55	$3,661	$193,948

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note (5) – Fair Value Measurement, for more information on the fair value of investment securities.

Equity securities consist of Community Reinvestment Act funds and, as of March 31, 2018 and December 31, 2017, Mid Penn had $496,000 and $506,000 respectively in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss, net of tax.  At December 31, 2017, net unrealized gains of $44,000 had been recognized in accumulated other comprehensive loss. On January 1, 2018, these unrealized gains and losses were reclassified out of accumulated other comprehensive loss and into retained earnings and subsequent changes in fair value are now recognized in net income.  No equity securities were sold during the three months ended March 31, 2018.

Investment securities having a fair value of $146,897,000 at March 31, 2018 and $141,465,000 at December 31, 2017 were pledged to secure public deposits and certain other borrowings.

Gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2018 and 2017 are shown in the table below.

(Dollars in thousands)	Three Months Ended March 31,

	2018	2017
Realized gains	$100	$123
Realized losses	(2)	(115)
Net gains	$98	$8

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2018	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	3	$4,925	$267	18	$33,110	$1,815	21	$38,035	$2,082
Mortgage-backed U.S. government agencies	13	20,127	258	15	19,597	819	28	39,724	1,077
State and political subdivision obligations	14	8,049	338	41	18,521	1,603	55	26,570	1,941
Total temporarily impaired available-for-sale debt securities	30	33,101	863	74	71,228	4,237	104	104,329	5,100

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	3	8,822	161	1	1,988	13	4	10,810	174
Mortgage-backed U.S. government agencies	37	55,999	1,299	2	2,065	46	39	58,064	1,345
State and political subdivision obligations	103	40,903	1,477	0	-	-	103	40,903	1,477
Total temporarily impaired held-to-maturity debt securities	143	105,724	2,937	3	4,053	59	146	109,777	2,996
Total	173	$138,825	$3,800	77	$75,281	$4,296	250	$214,106	$8,096

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2017	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	3	$5,008	$184	18	$33,722	$1,211	21	$38,730	$1,395
Mortgage-backed U.S. government agencies	4	5,267	75	15	20,497	494	19	25,764	569
State and political subdivision obligations	11	6,144	102	40	19,091	637	51	25,235	739
Corporate debt securities	0	—	—	0	—	—	0	—	—
Equity securities	0	—	—	1	506	44	1	506	44
Total temporarily impaired available-for-sale securities	18	$16,419	$361	74	$73,816	$2,386	92	$90,235	$2,747
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	0	—	—	4	10,894	90	4	10,894	90
Mortgage-backed U.S. government agencies	0	—	—	35	52,949	523	35	52,949	523
State and political subdivision obligations	0	—	—	77	29,976	301	77	29,976	301
Corporate debt securities	0	—	—	0	—	—	0	—	—
Equity securities	0	—	—	0	—	—	0	—	—
Total temporarily impaired held to maturity securities	0	—	—	116	93,819	914	116	93,819	914
Total	18	$16,419	$361	190	$167,635	$3,300	208	$184,054	$3,661

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

At both March 31, 2018 and December 31, 2017, the majority of the unrealized losses on both available-for-sale securities and held-to-maturity securities in an unrealized loss position were attributed to obligations of state and political subdivisions, U.S. Treasury and agency securities, and mortgage-backed U.S. government agencies.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of March 31, 2018.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
March 31, 2018	Cost	Value	Cost	Value
Due in 1 year or less	$10,428	$10,453	$2,001	$1,988
Due after 1 year but within 5 years	12,758	12,414	10,025	9,859
Due after 5 years but within 10 years	48,223	45,478	46,560	45,162
Due after 10 years	10,265	9,358	2,806	2,768
	81,674	77,703	61,392	59,777

Mortgage-backed securities	45,710	44,639	69,901	68,575
	$127,384	$122,342	$131,293	$128,352

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $107,000 at March 31, 2018 and $105,000 at December 31, 2017.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if Mid Penn expects to fully collect the new carrying value (i.e. fair value) of the loans.  As such, Mid Penn may no longer consider the loan to be nonaccrual or nonperforming and may accrue interest on these loans, including the impact of any accretable discount.  In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The classes of the loan portfolio, summarized by the pass rating (net of deferred fees and costs of $515,000 as of March 31, 2018 and $464,000 as of December 31, 2017), and the classified ratings of special mention and substandard within Mid Penn’s internal risk rating system as of March 31, 2018 and December 31, 2017, are as follows:

(Dollars in thousands)		Special
March 31, 2018	Pass	Mention	Substandard	Total
Commercial and industrial	$192,713	$793	$5,277	$198,783
Commercial real estate	548,118	1,532	11,126	560,776
Commercial real estate - construction	73,092	177	487	73,756
Lease financing	194	—	—	194
Residential mortgage	122,185	153	1,355	123,693
Home equity	44,794	100	271	45,165
Consumer	4,771	—	—	4,771
	$985,867	$2,755	$18,516	$1,007,138

(Dollars in thousands)		Special
December 31, 2017	Pass	Mention	Substandard	Total
Commercial and industrial	$182,168	$453	$5,412	$188,033
Commercial real estate	505,397	1,435	8,180	515,012
Commercial real estate - construction	61,667	182	487	62,336
Lease financing	229	—	—	229
Residential mortgage	97,814	157	1,062	99,033
Home equity	41,479	105	309	41,893
Consumer	3,868	—	—	3,868
	$892,622	$2,332	$15,450	$910,404

Mid Penn had no loans classified as doubtful as of March 31, 2018 and December 31, 2017.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Impaired loans by loan portfolio class as of March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$12	$—	$—	$13	$—
Commercial real estate	3,588	4,233	—	3,424	4,056	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	669	790	—	760	877	—
Home equity	183	294	—	260	295	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$23	$23	$—	$—	$—	$—
Commercial real estate	1,443	1,443	—	555	555	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	689	689	—	306	306	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,374	$4,460	$265	$4,434	$4,460	$136
Commercial real estate	1,389	1,577	281	1,423	1,589	293
Commercial real estate - construction	487	492	93	487	492	100
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$4,397	$4,495	$265	$4,434	$4,473	$136
Commercial real estate	6,420	7,253	281	5,402	6,200	293
Commercial real estate - construction	487	492	93	487	492	100
Lease financing	—	—	—	—	—	—
Residential mortgage	1,358	1,479	—	1,066	1,183	—
Home equity	183	294	—	260	295	—

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended
	March 31, 2018		March 31, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$-	$-	$2	$-
Commercial real estate	3,506	-	403	279
Commercial real estate - construction	-	-	617	-
Lease financing	-	-	-	-
Residential mortgage	714	-	864	11
Home equity	222	-	122	2
Consumer	-	-	-	-

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	17	-	-	-
Commercial real estate	936	-	831	-
Commercial real estate - construction	-	-	-	-
Lease financing	-	-	-	-
Residential mortgage	443	-	373	-
Home equity	-	-	-	-
Consumer	-	-	-	-

With an allowance recorded:
Commercial and industrial	$4,404	$-	$35	$-
Commercial real estate	1,406	-	2,676	-
Commercial real estate - construction	487	-	241	-
Lease financing	-	-	-	-
Residential mortgage	-	-	67	-
Home equity	-	-	-	-
Consumer	-	-	-	-

Total Impaired Loans:
Commercial and industrial	$4,421	$-	$37	$-
Commercial real estate	5,848	-	3,910	279
Commercial real estate - construction	487	-	858	-
Lease financing	-	-	-	-
Residential mortgage	1,157	-	1,304	11
Home equity	222	-	122	2

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Nonaccrual loans by loan portfolio class as of March 31, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Commercial and industrial	$4,397	$4,434
Commercial real estate	5,914	4,902
Commercial real estate - construction	487	487
Residential mortgage	1,352	492
Home equity	183	260
	$12,333	$10,575

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  As of March 31, 2018 and December 31, 2017 Mid Penn had no accruing loans past due greater than 90 days. The classes of the loan portfolio summarized by the past due status as of March 31, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total Past
March 31, 2018	Due	Due	Days	Due	Current	Total Loans
Commercial and industrial	$4,378	$-	$-	$4,378	$194,382	$198,760
Commercial real estate	544	-	960	1,504	557,829	559,333
Commercial real estate - construction	-	-	487	487	73,269	73,756
Lease financing	-	-	-	-	194	194
Residential mortgage	458	12	651	1,121	121,883	123,004
Home equity	201	-	174	375	44,790	45,165
Consumer	6	9	-	15	4,756	4,771
Loans acquired with credit deterioration:
Commercial and industrial	-	-	23	23	-	23
Commercial real estate	506	-	909	1,415	28	1,443
Commercial real estate - construction	-	-	-	-	-	-
Lease financing	-	-	-	-	-	-
Residential mortgage	183	-	389	572	117	689
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$6,276	$21	$3,593	$9,890	$997,248	$1,007,138

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total Past
December 31, 2017	Due	Due	Days	Due	Current	Total Loans
Commercial and industrial	$4,439	$16	$-	$4,455	$183,578	$188,033
Commercial real estate	-	-	3,669	3,669	510,788	514,457
Commercial real estate - construction	-	-	487	487	61,849	62,336
Lease financing	-	-	-	-	229	229
Residential mortgage	310	467	177	954	97,773	98,727
Home equity	54	98	250	402	41,491	41,893
Consumer	3	-	-	3	3,865	3,868
Loans acquired with credit deterioration:
Commercial and industrial	-	-	-	-	-	-
Commercial real estate	500	-	55	555	-	555
Commercial real estate - construction	-	-	-	-	-	-
Lease financing	-	-	-	-	-	-
Residential mortgage	-	31	193	224	82	306
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$5,306	$612	$4,831	$10,749	$899,655	$910,404

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, March 31, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2018	$1,795	$4,435	$178	$-	$428	$423	$3	$344	$7,606
Charge-offs	-	-	-	-	(2)	(76)	(6)	-	(84)
Recoveries	-	17	-	-	-	-	2	-	19
Provisions	182	201	5	-	26	44	5	(338)	125
Ending balance,
March 31, 2018	1,977	4,653	183	-	452	391	4	6	7,666
Ending balance:
individually evaluated for impairment	265	281	93	-	-	-	-	-	639
Ending balance:
collectively evaluated for impairment	$1,712	$4,372	$90	$-	$452	$391	$4	$6	$7,027

Loans receivables:
Ending balance	$198,783	$560,776	$73,756	$194	$123,693	$45,165	$4,771	$-	$1,007,138
Ending balance:
individually evaluated for impairment	4,374	4,977	487	-	669	183	-	-	10,690
Ending balance:
acquired with credit deterioration	23	1,443	-	-	689	-	-	-	2,155
Ending balance:
collectively evaluated for impairment	$194,386	$554,356	$73,269	$194	$122,335	$44,982	$4,771	$-	$994,293

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)
December 31, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$1,795	$4,435	$178	$-	$428	$423	$3	$344	$7,606
Ending balance:
individually evaluated for impairment	136	293	100	-	-	-	-	-	529
Ending balance:
collectively evaluated for impairment	$1,659	$4,142	$78	$-	$428	$423	$3	$344	$7,077

Loans receivable:
Ending balance	$188,033	$515,012	$62,336	$229	$99,033	$41,893	$3,868	$-	$910,404
Ending balance:
individually evaluated for impairment	4,434	4,847	487	-	760	260	-	-	10,788
Ending balance:
acquired with credit deterioration	-	555	-	-	306	-	-	-	861
Ending balance:
collectively evaluated for impairment	$183,599	$509,610	$61,849	$229	$97,967	$41,633	$3,868	$-	$898,755

(Dollars in thousands)
As of, and for the three months ended, March 31, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2017	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(12)	-	-	-	(18)	-	(6)	-	(36)
Recoveries	4	340	-	-	1	-	3	-	348
Provisions	58	52	(43)	-	8	(15)	3	62	125
Ending balance,
March 31, 2017	1,630	4,715	101	1	532	364	3	274	7,620
Ending balance:
individually evaluated for impairment	35	957	32	-	67	-	-	-	1,091
Ending balance:
collectively evaluated for impairment	$1,595	$3,758	$69	$1	$465	$364	$3	$274	$6,529

Loans receivables:
Ending balance	$176,319	$464,077	$52,875	$358	$99,288	$38,538	$2,765	$-	$834,220
Ending balance:
individually evaluated for impairment	72	3,220	855	-	946	103	-	-	5,196
Ending balance:
acquired with credit deterioration	-	788	-	-	332	-	-	-	1,120
Ending balance:
collectively evaluated for impairment	$176,247	$460,069	$52,020	$358	$98,010	$38,435	$2,765	$-	$827,904

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The recorded investments in troubled debt restructured loans at March 31, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2018	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,374
Commercial real estate	5,735	5,581	4,535
Residential mortgage	677	675	534
Home equity	14	14	3
	$10,536	$10,730	$9,446

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2017	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,434
Commercial real estate	5,735	5,581	4,593
Residential mortgage	691	689	544
	$10,536	$10,730	$9,571

Mid Penn entered into forbearance or modification agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn had troubled debt restructured loans at March 31, 2018 totaling $9,446,000.  Four loans totaling $537,000 represented accruing impaired residential loans to unrelated borrowers in compliance with the terms of the modification, with one loan comprising $490,000 of this total.  The remaining $8,909,000 representing fifteen loans among five relationships are nonaccrual impaired loans based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $7,224,000 of the total $8,909,000 in nonaccrual impaired troubled debt restructured loans.

At December 31, 2017, Mid Penn’s troubled debt restructured loans totaled $9,571,000, and included four loans, totaling $544,000, representing accruing impaired loans in compliance with the terms of the modification.  Of the $544,000, three were accruing impaired residential mortgages to unrelated borrowers totaling $540,000 and the other one was an accruing impaired home equity loan of $4,000.  The remaining $9,027,000 of troubled debt restructured loans represent fifteen loans among seven relationships, are nonaccrual impaired loans, and resulted in a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $7,284,000 of the $9,027,000 nonaccrual impaired troubled debt restructured loan total.  As of December 31, 2017, there was $66,000 of charge-offs associated with troubled debt restructured loans while under a forbearance agreement.  As of December 31, 2017, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2017.

There were no troubled debt restructured loans added during the three months ended March 31, 2018 and 2017.  As a result of management evaluations at March 31, 2018, March 31, 2017, and December 31, 2017, any specific allocations and charge-offs have been taken as appropriate. There were no charge-offs associated with existing troubled debt restructured loan relationships for the three months ended March 31, 2018 or 2017. There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three months ended March 31, 2018 and 2017.

As of March 31, 2018, Mid Penn had $734,000 of residential real estate held in other real estate owned. There were five consumer mortgage loans secured by residential real estate properties totaling $415,000 for which formal foreclosure proceedings were in process.  As of December 31, 2017, Mid Penn had $42,000 of residential real estate held in other real estate owned, and $308,000 in loans for which formal foreclosure proceedings were in process.

The following tables provide activity for the accretable yield of acquired impaired loans from both the Phoenix and Scottdale acquisitions for the three months ended March 31, 2018.

(Dollars in thousands)
Accretable yield, January 1, 2018	$67
Acquisition of impaired loans	305
Accretable yield amortized to interest income	(36)
Reclassification from nonaccretable difference (a)	-
Accretable yield, March 31, 2018	$336

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(5)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 for the three months ended March 31, 2018 or 2017.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$38,525	$-	$38,525	$-
Mortgage-backed U.S. government agencies	44,639	-	44,639	-
State and political subdivision obligations	36,315	-	36,315	-
Corporate debt securities	2,863	-	2,863	-
Total	$122,342	$-	$122,342	$-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$38,730	$-	$38,730	$-
Mortgage-backed U.S. government agencies	25,831	-	25,831	-
State and political subdivision obligations	27,043	-	27,043	-
Corporate debt securities	1,355	-	1,355
Equity securities	506	506	-	-
Total	$93,465	$506	$92,959	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$5,917	$-	$-	$5,917
Foreclosed Assets Held for Sale	-	-	-	-
Mortgage Servicing Rights	116	-	-	116

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,090	$-	$-	$6,090
Foreclosed Assets Held for Sale	-	-	-	-
Mortgage Servicing Rights	126	-	-	126

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$5,917	Appraisal of collateral (a)	Appraisal adjustments (b)	6% - 63%	24%
Foreclosed Assets Held for Sale	-	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	0% - 0%	0%
Mortgage Servicing Rights	116	Multiple of annual service fee	Estimated prepayment speed based on rate and term	70% - 100%	99%

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,090	Appraisal of collateral (a)	Appraisal adjustments (b)	6% - 51%	28%
Foreclosed Assets Held for Sale	-	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	0% - 0%	0%
Mortgage Servicing Rights	126	Multiple of annual service fee	Estimated prepayment speed based on rate and term	70% - 100%	98%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

Mid Penn uses the following methodologies and assumptions to estimate the fair value of certain assets and liabilities.

Cash and Cash Equivalents:

The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value.

Interest-bearing Balances with other Financial Institutions:

The estimate of fair value was determined by comparing the present value of quoted interest rates on like deposits with the weighted average yield and weighted average maturity of the balances.

Securities Available for Sale:

The fair value of securities classified as available-for-sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, relying on the securities’ relationship to other benchmark quoted prices.

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

Loans:

For March 31, 2018, loan fair values are estimated using an exit price approach, which incorporates discounts for credit risk and prepayment risk and considers the value indicated by current market expectations in the estimated fair value of the loan portfolio.

Loan fair values as of December 31, 2017 were calculated using the entrance price approach.  Under this approach, variable rate loans that reprice frequently and which entail no significant changes in credit risk had a fair value approximating carrying value.  The fair value of other loans was estimated by calculating the present value of the cash flow difference between the current rate and the market rate, for the average maturity, discounted quarterly at the market rate.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2018 and December 31, 2017.

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$59,175	$59,175	$23,514	$23,514
Available-for-sale investment securities	122,342	122,342	93,465	93,465
Held-to-maturity investment securities	131,293	128,352	101,356	100,483
Loans held for sale	1,348	1,348	1,040	1,040
Net loans and leases	999,472	1,010,774	902,798	917,081
Restricted investment in bank stocks	2,759	2,759	4,384	4,384
Accrued interest receivable	5,079	5,079	4,564	4,564
Mortgage servicing rights	116	116	126	126

Financial liabilities:
Deposits	$1,212,423	$1,212,434	$1,023,568	$1,026,830
Short-term borrowings	-	-	34,611	34,611
Long-term debt	12,297	11,986	12,352	11,692
Subordinated debt	17,335	17,264	17,338	17,358
Accrued interest payable	922	922	645	645

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2018 and December 31, 2017.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2018	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$131,293	$128,352	$-	$128,352	$-
Net loans and leases	999,472	1,010,774	-	-	1,010,774

Financial instruments - liabilities
Deposits	$1,212,423	$1,212,434	$-	$1,212,434	$-
Long-term debt	12,297	11,986	-	11,986	-
Subordinated debt	17,335	17,264	-	17,264	-

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2017	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$101,356	$100,483	$-	$100,483	$-
Net loans and leases	902,798	917,081	-	-	917,081

Financial instruments - liabilities
Deposits	$1,023,568	$1,026,830	$-	$1,026,830	$-
Long-term debt	12,352	11,692	-	11,692	-
Subordinated debt	17,338	17,358		17,358

(6)	Guarantees and Commitments

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $17,803,000 and $20,496,000 standby letters of credit outstanding as of March 31, 2018 and December 31, 2017, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of March 31, 2018 and December 31, 2017 for payment under standby letters of credit issued was not material.

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

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due 2025.  The 2015 Notes are treated as Tier 2 capital for regulatory capital purposes.

The 2015 Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest will be

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 and 2017 Notes were $165,000 at March 31, 2018 and $162,000 at December 31, 2017.

(8)	Defined Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit retirement plan for directors.  The plan provides defined benefits based on years of service.  Mid Penn also sponsors a defined benefit health care plan that provides post-retirement medical benefits and life insurance to qualifying full-time employees.  These health care and life insurance plans are noncontributory.  Also, as a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  A December 31 measurement date for the plans is used.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$9	$9	$1	$1
Interest cost	9	11	4	5
Amortization (accretion) of prior service cost	4	3	(5)	(6)
Net periodic benefit cost	$22	$23	$-	$-

(9)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - March 31, 2018	$(3,990)	$84	$(3,906)

Balance - December 31, 2017	$(2,159)	$85	$(2,074)

(10)	Restricted Common Stock

On May 6, 2014, Mid Penn shareholders approved the 2014 Restricted Stock Plan (the “Plan”), which authorizes the issuance of awards that shall not exceed, in the aggregate, 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company and the Bank selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of March 31, 2018, a total of 26,485 restricted shares were granted under the Plan, with 6,986 of the granted shares being vested, while the remaining 19,499 granted shares remain unvested.  The Plan grants and vestings resulted in $58,000 in compensation expense for the three months ended March 31, 2018, while $19,000 of expense was recorded for the three months ended March 31, 2017.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

(11)	Revenue Recognition

Mid Penn recognizes revenues when earned based upon (i) contractual terms as transactions occur, or (ii) as related services are provided and collectability is reasonably assured. The largest source of revenue for Mid Penn is interest income, which is primarily recognized on an accrual basis according to a written contract, such as loan and lease agreements or investment securities contracts.  Mid Penn earns noninterest income through a variety of financial and transactional services such as trust and wealth management services, deposit account transaction fees, ATM debit card fees, and mortgage banking fees.  Revenue is recorded for noninterest income based on the contractual terms for the service or transaction performed. In certain circumstances, noninterest income is reported net of associated expenses.

On January 1, 2018, Mid Penn adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU establishes principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods and services to customers.  ASU 2014-09 applies primarily to transactional-based non-interest income revenue streams and excludes mortgage banking income, earnings from cash surrender value of life insurance, and gains on SBA loans.

Mid Penn’s non-interest income revenue streams of income from fiduciary activities, service charges on deposits, ATM debit charge interchange income, merchant service fees and components of other income are in-scope of Topic 606.  Within these various non-interest income streams, Mid Penn enters into business contracts with customers to perform a variety of services. These services include but not limited to (i) agreed-upon tasks (e.g. initiating a wire transfer or trust and investment management services), (ii) service of standing ready to provide goods and services (e.g. letter of credit arrangements), and (iii) arranging for another party to transfer goods or services to a customer (e.g. check order fees).  Typically, contracts are approved in writing, but can also be approved in accordance with other customary business practices.  The majority of the performance obligations at Mid Penn are distinct and are satisfied at a point in time and typically the transaction prices are fixed and are documented in either a fee schedule, such as non-sufficient funds fees or wire fees, or calculated as a percentage of assets under management for trust and wealth management income streams.  The transaction price is not recognized in revenue until the service has occurred, or monthly in arrears for assets under management.  Mid Penn does not exercise significant judgements in the recognition of income, as typically income is not recognized until the performance obligation has been satisfied.  Mid Penn has not recognized any assets from the costs to obtain or fulfill a contract with customers for revenue streams that fall within the guidance of Topic 606.

(12)	Earnings per Common Share

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per common share.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Net income	$1,004	$1,994

Weighted average common shares outstanding	5,974,949	4,233,308

Basic and diluted earnings per common share	$0.17	$0.47

The increase in the weighted average shares outstanding at March 31, 2018 was impacted by the issuance of 1,878,827 shares of Mid Penn common stock on January 8, 2018 in connection with the Scottdale acquisition.  Mid Penn had no dilutive instruments outstanding during the periods ended March 31, 2018 and 2017.

(13)	Recent Accounting Pronouncements

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

Mid Penn adopted this ASU in the first quarter of 2018.  Mid Penn discloses the service cost component of net benefit cost in Note 8, Defined Benefit Plans, and the related amounts are not material.  The impact to reported salaries and employee benefits expense as a result of the adoption of this standard was immaterial for the period ending March 31, 2018.

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

The effective date and transition requirements for the ASU are the same as the effective date and transition requirements of Topic 606, and must be applied at the same date that Topic 606 is initially applied. That is, the amendments are effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those periods, and for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Consistent with Topic 606, early adoption is permitted, but no earlier than annual reporting periods beginning after December 15, 2016 for all entities.

Mid Penn adopted this ASU in the first quarter of 2018.  The adoption did not have a material impact on its consolidated financial statements as Mid Penn typically does not engage in partial sale transactions.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

Mid Penn adopted the amendments in the first quarter of 2018.  As a result of the adoption of this standard, there were no changes required to cash flow presentation and no impact on Mid Penn’s operating results.  Mid Penn will continue to monitor for transactions that may be impacted by this standard, particularly related to cash payments for debt prepayment costs and cash proceeds received from the settlement of BOLI policies as these areas might affect Mid Penn in the future.

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

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements (Unaudited)

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

This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and was adopted by Mid Penn effective January 1, 2018.  The adoption resulted in a one-time cumulative-effect adjustment on January 1, 2018 that decreased retained earnings by $44,000, increased accumulated other comprehensive loss by $35,000, and decreased the deferred tax asset by $9,000.  The impact on net income as a result of the adoption of this standard was immaterial for the period ending March 31, 2018.

Additionally, the adoption of this ASU resulted in the refinement of our loan fair value calculation to comply with the exit price measurement requirement.  The adoption of the the exit price measurement requirement portion of this ASU did not have a material impact on  Mid Penn’s fair value disclosures.

In February 2018, the FASB issued ASU 2018-03, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain amendments included in ASU 2016-01 primarily related to measurement of equity securities without a readily determinable fair value and financial liabilities for which the fair value option was elected.  This ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and was adopted by Mid Penn effective January 1, 2018.  Mid Penn’s equity securities have a determinable fair value and, as of March 31, 2018, we do not have any financial liabilities for which the fair value option was elected; therefore, the adoption of this ASU did not have a material impact on the results of operations.

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

Mid Penn adopted the standard effective January 1, 2018.  Through our assessment, we identified certain non-interest income financial statement revenue streams that met the criteria of this Standard and worked through the five step assessment process for each revenue stream within the scope of the Standard.    Mid Penn has concluded that the adoption of the Standard using the modified retrospective approach will have no financial statement impact as the current financial statement line items within the scope of this Standard are in compliance with the new guidance.  As a result of the adoption of this standard, additional qualitative disclosures related to revenue recognition can be found in Note 11, Revenue Recognition. We will update our internal assessment at least annually, or more frequently if necessary.

(14)	Agreement and Plan of Merger

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

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2018, compared to year-end 2017, and the Results of Operations for the three months ended March 31, 2018, compared to the same period in 2017.  For comparative purposes, the March 31, 2018 and December 31, 2017 balances have been reclassified, when, and if necessary, to conform to the 2018 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements.  Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in the 2017 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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
•

our ability to implement business strategies, including our proposed acquisition of First Priority Financial Corp. (“First Priority”), and other business acquisition activities and organic branch, product and service expansion strategies;

•	our current and future acquisition strategies may not be successful in locating or acquiring advantageous targets at favorable prices;
•

our ability to successfully integrate any banks, companies, assets, liabilities, customers, systems and management personnel we acquire into our operations, including those related to our proposed acquisition of First Priority, and our ability to realize related revenue synergies and cost savings within expected time frames;

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

MID PENN BANCORP, INC.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and conform to general practices within the banking industry.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates that we used are also based on historical experiences and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  Management of the Company considers the accounting judgments relating to the allowance, the evaluation of the Company’s investment securities for other-than-temporary impairment, the valuation of the Company’s goodwill and other merger-related intangible assets for impairment, and the valuation of assets acquired and liabilities assumed in business combinations, to be the accounting areas that require the most subjective and complex judgments.

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

Certain intangible assets generated in connection with acquisitions are periodically assessed for impairment.  Goodwill is tested annually for impairment, and if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  Similarly, the amortized basis of the core deposit intangible asset is periodically assessed for impairment.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of core deposit intangible and goodwill impairment.  Changes in economic and operating conditions could result in goodwill and core deposit intangible impairment in future periods.

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

Results of Operations

Overview

Net income was $1,004,000 or $0.17 per common share, for the quarter ended March 31, 2018, compared to net income of $1,994,000 or $0.47 per common share, for the quarter ended March 31, 2017.

Net income as a percent of (i) average assets (return on average assets, or “ROA”) and (ii) shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended March 31,
	2018	2017
Return on average assets	0.30%	0.77%
Return on average equity	2.78%	11.33%

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three months ended March 31, 2018 and 34 percent for the three months ended March 31, 2017.  The decrease in the statutory rate to 21 percent, which became effective January 1, 2018, was a result of the Tax Cuts and Jobs Act enacted December 22, 2017.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended March 31, 2018 and 2017.

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	March 31, 2018				March 31, 2017
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$3,792	$9		0.96%	$2,257	$2		0.36%
Investment Securities:
Taxable	153,515	838		2.21%	96,536	466		1.96%
Tax-Exempt	95,419	687	(a)	2.92%	54,996	478	(a)	3.52%
Total Securities	248,934	1,525		2.48%	151,532	944		2.53%

Federal Funds Sold	44,430	168		1.53%	23,267	51		0.89%
Loans and Leases, Net	977,832	11,397	(b)	4.73%	824,286	9,824	(b)	4.83%
Restricted Investment in Bank Stocks	2,924	86		11.93%	2,331	23		4.00%
Total Earning Assets	1,277,912	13,185		4.18%	1,003,673	10,844		4.38%

Cash and Due from Banks	34,721				15,532
Other Assets	66,605				34,713
Total Assets	$1,379,238				$1,053,918

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$363,345	493		0.55%	$323,611	276		0.35%
Money Market	255,095	494		0.79%	250,870	348		0.56%
Savings	168,363	75		0.18%	61,528	8		0.05%
Time	207,558	718		1.40%	184,235	572		1.26%
Total Interest-bearing Deposits	994,361	1,780		0.73%	820,244	1,204		0.60%

Short-term Borrowings	3,039	12		1.60%	14	-		0.00%
Long-term Debt	12,324	75		2.47%	13,553	81		2.42%
Subordinated Debt	17,334	235		5.50%	7,415	99		5.41%
Total Interest-bearing Liabilities	1,027,058	2,102		0.83%	841,226	1,384		0.67%

Noninterest-bearing Demand	191,964				129,527
Other Liabilities	13,887				11,803
Shareholders' Equity	146,329				71,362
Total Liabilities & Shareholders' Equity	$1,379,238				$1,053,918

Net Interest Income (taxable equivalent basis)		$11,083				$9,460
Taxable Equivalent Adjustment		(205)				(285)
Net Interest Income		$10,878				$9,175

Total Yield on Earning Assets				4.18%				4.38%
Rate on Supporting Liabilities				0.83%				0.67%
Average Interest Spread				3.35%				3.71%
Net Interest Margin				3.52%				3.82%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $145,000 and $163,000 for the three months ended March 31, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at March 31, 2018 and 2017, respectively.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $60,000 and $122,000 for the three months ended March 31, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at March 31, 2018 and 2017, respectively.

MID PENN BANCORP, INC.

Taxable-equivalent net interest income was $11,083,000 for the three months ended March 31, 2018, an increase of $1,623,000 or 17 percent compared to the three months ended March 31, 2017.  Net interest income in the first three months of 2018 was positively impacted by $71,809,000 of loans and $114,039,000 of investment securities assumed in the Scottdale acquisition on January 8, 2018.

For the three months ended March 31, 2018, Mid Penn’s tax-equivalent net interest margin was 3.52% compared to 3.82% for the three months ended March 31, 2017. The decrease in the net interest margin year over year was attributed to both an increase in the cost of funds and a lower yield earned on the loan portfolio. The cost of funds increased to 0.83% for the first quarter of 2018, versus 0.67% for the first quarter of 2017, primarily as a result of the impact of the FOMC rate increases in the past twelve months.  For the three months ended March 31, 2018, the overall loan portfolio yield was 4.73%, compared to a loan portfolio yield of 4.83% for the same period in 2017.  The loan yield for the first quarter of 2018 reflects the impact of Scottdale loans acquired at fair value on January 8, 2018.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first three months of 2018, and shifting collateral values from December 31, 2017 to March 31, 2018.

Management performs a monthly evaluation of the adequacy of the loan and lease loss allowance and based on these evaluations during the respective quarters, a loan loss provision of $125,000 was recorded for both the three months ended March 31, 2018 and 2017.  The allowance for loan and lease losses as a percentage of total loans was 0.76% at March 31, 2018, compared to 0.84% at December 31, 2017, and 0.91% at March 31, 2017.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended March 31, 2018, noninterest income was $1,647,000 reflecting an increase of $211,000 or 15 percent compared to noninterest income of $1,436,000 for the three months ended March 31, 2017.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance

Income from fiduciary activities	$240	$196	$44	22%
Net gain on sales of investment securities	98	8	90	1125%
Mortgage banking income	156	191	(35)	-18%
ATM debit card interchange income	265	224	41	18%
Other income	286	189	97	51%

Income from fiduciary activities was $240,000 for the three months ended March 31, 2018, an increase of $44,000 or 22 percent compared to fiduciary income of $196,000 for the three months ended March 31, 2017. These additional revenues were attributed to continued growth in trust assets under management as a result of successful business development efforts by Mid Penn’s wealth management team.

Net gains on sales of securities were $98,000 for the three months ended March 31, 2018, an increase of $90,000 compared to net gains on sales of securities of $8,000 during the same period of 2017. Some investment securities acquired from Scottdale were subsequently sold to ensure the overall portfolio was in greater alignment with Mid Penn’s investment management objectives.

ATM debit card interchange income was $265,000 for the three months ended March 31 2018, an increase of $41,000 or 18 percent compared to interchange income of $224,000 for the same period in 2017. The additional income is a result of an increased volume of checking accounts, and an increase in Mid Penn Bank ATM and debit card activity, which included an increase in transaction volume from the Scottdale acquisition.

Other income was $286,000 for the three months ended March 31, 2018, an increase of $97,000 or 51 percent compared to other income of $189,000 for the same period of 2017.  The increase in other income was primarily driven by increases in letter of credit renewal fees.

MID PENN BANCORP, INC.

Mortgage banking income was $156,000 for the three months ended March 31, 2018, a decrease of $35,000 or 18 percent compared to the three months ended March 31, 2017. Rising longer-term interest rates have resulted in a lower volume of mortgage refinance activity in the first quarter of 2018 when compared to the same period in 2017.

Noninterest Expense

During the three months ended March 31, 2018, noninterest expenses totaled $11,183,000, an increase of $3,381,000 or 43 percent compared to noninterest expenses of $7,802,000 for the three months ended March 31, 2017.

The changes were primarily a result of the following components of noninterest expense, which had notable variances when comparing results for periods ending in 2018 versus the similar period in 2017:

(Dollars in Thousands)	Three Months Ended March 31,
	2018	2017	$ Variance	% Variance

Salaries and employee benefits	$5,064	$4,230	$834	20%
Occupancy expense, net	797	648	149	23%
Marketing and advertising expense	189	107	82	77%
Software licensing	514	329	185	56%
Intangible amortization	248	29	219	755%
Merger and acquisition expense	1,694	210	1,484	707%
Other expenses	1,497	1,119	378	34%

During the first quarter of 2018, merger and acquisition expenses of $1,694,000 were incurred in connection with (i) the completed acquisition of Scottdale on January 8, 2018 and the subsequent systems conversion activities, with such expenses including severance costs, legal and professional fees, investment banking fees, and information technology costs; and (ii) the planned acquisition of First Priority, with such expenses including primarily investment banking fees and merger-related legal expenses.  Merger and acquisition expenses of $210,000 recorded during the first quarter of 2017 were investment banking and legal fees related to the initial stages of the Scottdale acquisition.

Salaries and employee benefits expense increased $834,000 or 20 percent during the three months ended March 31, 2018, versus the same period in 2017, with the increase attributable to (i) the retail staff additions at the five retail locations added through the Scottdale acquisition and the opening of the Halifax, PA branch, all effective January 8, 2018, and (ii) the addition of commercial lending personnel and credit support staff in alignment with Mid Penn’s core banking growth.

Occupancy expenses increased $149,000 or 23 percent during the three months ended March 31, 2018 compared to the same period in 2017.  This increase was driven by the facility operating costs associated with the addition of the above-noted Scottdale market and Halifax, PA branch offices.

Marketing and advertising expense increased 77 percent, from $107,000 for the three months ended March 31, 2017 to $189,000 for the same period in 2018.  The increased costs were a result of increased marketing and branding initiatives related to the Scottdale acquisition.

Software licensing costs were $514,000 during the three months ended March 31, 2018, an increase of $185,000 or 56 percent compared to $329,000 for the three months ended March 31, 2017. The increase is a result of additional costs to license all the Scottdale locations and new branches, upgrades to internal systems to enhance data management and storage capabilities given the larger company profile, and increases in certain core processing fees as our customer base and transaction volume continues to grow.

Intangible amortization increased from $29,000 during the three months ended March 31, 2017 to $248,000 during the three months ended March 31, 2018. As a result of the Scottdale acquisition, Mid Penn added a core deposit intangible (CDI) asset of $4,940,000 which will amortize using the sum of the years digit method over a ten year period.  The resulting additional amortization recorded during the first quarter of 2018, related to the Scottdale CDI, was $220,000.

MID PENN BANCORP, INC.

Other expense was $1,497,000 during the three months ended March 31, 2018, an increase of $378,000 or 34 percent compared to other expense of $1,119,000 for the same period in 2017.  Several categories within other expense drove the overall increase to this line item, including but not limited to: (i) increases to stationary and supplies, printing, postage, and insurance costs as a result of additional branches added since March 31, 2017;  (ii) increased loan collection costs and foreclosed real estate expenses as Mid Penn’s non-performing assets have increased since March 31, 2017; and (iii) higher subscription, travel and lodging, and employee relations costs, as both the Scottdale acquisition and organic growth have increased the organization’s geographic profile and employee base.

Income Taxes

The provision for income taxes was $213,000 for the three months ended March 31, 2018 compared to $690,000 for the three months ended March 31, 2017.  The effective tax rate for the three months ended March 31, 2018 was 17.5% compared to 25.7% for the three months ended March 31, 2017.   The decrease in the provision for income taxes was largely driven by the decrease in the statutory tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act enacted December 22, 2017.  The statutory rate change was effective January 1, 2018.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and BOLI, as well as the impact of tax credits.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $1,391,217,000 as of March 31, 2018, an increase of $220,863,000 or 19 percent compared to total assets of $1,170,354,000 as of December 31, 2017.  Asset growth during the first quarter of 2018 includes the acquired loans, investments, cash, facilities, goodwill and core deposit intangible recorded from the legal closing of the Scottdale transaction.

Loans

Total loans at March 31, 2018 were $1,007,138,000 compared to $910,404,000 at December 31, 2017, an increase of $96,734,000 or over 10 percent since year-end 2017.  As a result of the Scottdale acquisition, on January 8, 2018, Mid Penn added to its loan portfolio, primarily within the residential mortgage and commercial real estate mortgage categories.  As of March 31, 2018, the outstanding balance of Scottdale acquired loans was $63,957,000.  The majority of Mid Penn’s organic loan growth in legacy markets continues to be commercial loans, including both commercial and industrial financing, and commercial real estate credits.

(Dollars in thousands)	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial and industrial	$198,783	19.7%	$188,033	20.7%
Commercial real estate	560,776	55.7%	515,012	56.6%
Commercial real estate - construction	73,756	7.3%	62,336	6.8%
Lease financing	194	0.0%	229	0.0%
Residential mortgage	123,693	12.3%	99,033	10.9%
Home equity	45,165	4.5%	41,893	4.6%
Consumer	4,771	0.5%	3,868	0.3%
	$1,007,138	100.0%	$910,404	100.0%

MID PENN BANCORP, INC.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

For the three months ended March 31, 2018, Mid Penn had net charge-offs of $65,000 compared to net recoveries of $312,000 during the same period of 2017.  During the first quarter of 2017, Mid Penn recovered $318,000 of principal, as well as collected $279,000 in interest income, from the successful workout of a commercial real estate relationship that was partially charged-off in 2010.  Similar recoveries were not recognized during the three months ended March 31, 2018.

Loans charged off during the first three months of 2018 totaled $84,000 and included one residential mortgage loan for $2,000, one consumer loan for $3,000, one home equity loan for $76,000, and $3,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the three months ended March 31, 2018 and 2017 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$7,606	$7,183

Loans charged off during period	(84)	(36)
Recoveries of loans previously charged off	19	348
Net (charge-offs) recoveries	(65)	312

Provision for loan and lease losses	125	125
Balance, end of period	$7,666	$7,620

Ratio of net loans charged off/(recovered) to average loans outstanding, annualized	0.03%	(0.15%)

Ratio of allowance for loan losses to net loans at end of period	0.76%	0.91%

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of March 31, 2018, December 31, 2017, and March 31, 2017.

(Dollars in thousands)
	March 31, 2018	December 31, 2017	March 31, 2017
Nonperforming Assets:
Nonaccrual loans	$12,333	$10,575	$4,919
Accruing troubled debt restructured loans	537	544	563
Total nonperforming loans	12,870	11,119	5,482

Foreclosed real estate	745	189	127
Total non-performing assets	13,615	11,308	5,609

Accruing loans 90 days or more past due	-	-	58
Total risk elements	$13,615	$11,308	$5,667

Nonperforming loans as a % of total
loans outstanding	1.28%	1.22%	0.66%

Nonperforming assets as a % of total
loans outstanding and other real estate	1.35%	1.24%	0.67%

Ratio of allowance for loan losses
to nonperforming loans	59.56%	68.41%	139.00%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.  The increase in nonperforming assets is primarily due to certain loan relationships being placed on nonaccrual status.  Two loan relationships which account for $7,224,000 of the non-performing loan balance are discussed in more detail below.

Loan no. 1 – At March 31, 2018, the contractual outstanding principal balance of this loan relationship was $4,461,000.  A $265,000 specific allowance allocation was assigned to this relationship. As part of the workout process this loan has been modified as a troubled debt restructured loan during 2017.  Management is pursuing diligent workout efforts, including proceeds from the sale of pledged collateral not associated with the primary operation of the business to restore the loan to current status and to collect the remaining outstanding balance.

Loan no. 2 – At March 31, 2018, the contractual outstanding principal balance of this loan relationship was $2,850,000 and was comprised of eight loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  Given that the fair value of the collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  As part of the workout process, this loan was modified as a troubled debt restructured loan during 2017.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

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

(Dollars in thousands)
	March 31, 2018	December 31, 2017
Period ending total loans outstanding	$1,007,138	$910,404
Allowance for loan and lease losses	7,666	7,606
Total Nonperforming loans	12,870	11,119
Nonperforming and impaired loans with partial charge-offs	1,731	1,701

Ratio of nonperforming loans with partial charge-offs
to total loans	0.17%	0.19%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	13.45%	15.30%

Coverage ratio net of nonperforming loans with
partial charge-offs	68.82%	80.76%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.76%	0.84%

MID PENN BANCORP, INC.

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

Mid Penn had $12,845,000 loans deemed impaired at March 31, 2018.  Excluding $2,155,000 in loans acquired with credit deterioration from the Phoenix Bancorp, Inc. (“Phoenix”) and Scottdale acquisitions, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $10,690,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $6,250,000 for which specific allocations totaling $639,000 were included within the loan loss reserve for these loans.  The remaining $4,440,000 of loans required no specific allocation within the loan loss reserve.  Of the $10,690,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix and Scottdale acquisitions, $4,374,000 were commercial and industrial relationships, $4,977,000 were commercial real estate relationships, $669,000 were residential relationships, $487,000 were commercial real estate – construction relationships, and $183,000 were home equity relationships.  There were specific loan loss reserve allocations of $265,000 against the commercial and industrial relationships, $281,000 against the commercial real estate relationships, and $93,000 against the commercial real estate – construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance of $7,666,000 is adequate as of March 31, 2018 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

MID PENN BANCORP, INC.

The major sources of cash received in the first three months of 2018 came from the $97,218,000 in proceeds from the sales of available-for-sale investment securities and the $65,025,000 in net cash received from the acquisition of Scottdale.

Major uses of cash in the first three months of 2018 were $34,611,000 to pay down short-term borrowings and $32,396,000 for investment purchases.

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

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due 2025.  The 2015 Notes are treated as Tier 2 capital for regulatory capital purposes.

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

MID PENN BANCORP, INC.

Shareholders’ equity increased by $63,421,000 or 84 percent, from $75,703,000 at December 31, 2017 to $139,124,000 at March 31, 2018.  The increase during the three months ended March 31, 2018 was attributed to (i) the issuance of 1,878,827 shares of Mid Penn common stock in connection with the acquisition of Scottdale, and (ii) growth in retained earnings through year-to-date net income.  These increases were partially offset by other comprehensive loss primarily due to the after-tax impact of the unrealized loss within the available-for-sale investment portfolio since December 31, 2017.  Regulatory capital ratios for both Mid Penn and the Bank exceeded regulatory “well-capitalized” levels at both March 31, 2018 and 2017.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At March 31, 2018, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2018 and December 31, 2017:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of March 31, 2018:
Tier 1 Capital (to Average Assets)	$115,484	8.5%	$54,413	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	115,484	11.6%	63,539	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	115,484	11.6%	78,489	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	140,592	14.1%	98,423	9.875%	N/A	N/A

Bank
As of March 31, 2018:
Tier 1 Capital (to Average Assets)	$130,935	9.7%	$54,239	4.000%	$67,799	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	130,935	13.1%	63,536	6.375%	64,782	6.5%
Tier 1 Capital (to Risk Weighted Assets)	130,935	13.1%	78,486	7.875%	79,732	8.0%
Total Capital (to Risk Weighted Assets)	138,708	13.9%	98,419	9.875%	99,665	10.0%

Corporation
As of December 31, 2017:
Tier 1 Capital (to Average Assets)	$74,417	6.5%	$45,857	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	50,661	5.750%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	6,377	7.250%	N/A	N/A
Total Capital (to Risk Weighted Assets)	99,466	11.3%	81,498	9.250%	N/A	N/A

Bank
As of December 31, 2017:
Tier 1 Capital (to Average Assets)	$88,294	7.7%	$45,846	4.000%	$57,308	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	50,661	5.750%	57,269	6.5%
Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	63,877	7.250%	70,485	8.0%
Total Capital (to Risk Weighted Assets)	96,005	10.9%	81,498	9.250%	88,106	10.0%

(1) The minimum amounts and ratios as of March 31, 2018 include the third year phase in of the capital conservation buffer of 1.875% required by the Basel III framework.  At December 31, 2017, the minimum amounts and ratios included the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At March 31, 2018, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

March 31, 2018			December 31, 2017
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	12.08%	≥ -20%	300	7.83%	≥ -20%
200	8.04%	≥ -15%	200	5.12%	≥ -15%
100	3.98%	≥ -10%	100	2.41%	≥ -10%
0			0
(100)	-3.43%	≥ -10%	(100)	-1.49%	≥ -10%
(200)	-8.47%	≥ -15%	(200)	-6.19%	≥ -15%
(300)	-13.41%	≥ -20%	(300)	-11.37%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2018, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2018, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, to determine if there were material changes applicable to the three months ended March 31, 2018.  There are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

•

Exhibit 2.1 – Agreement and Plan of Merger, dated as of January 16, 2018, by and between First Priority Financial Corp. and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-13677) filed with the SEC on January 16, 2018.)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 9, 2018

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	May 9, 2018