Form 10-Q
period 2018-06-30
MID PENN BANCORP INC
filed 2018-08-07
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the registrant had 8,450,893 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$25,436	$19,795
Interest-bearing balances with other financial institutions	4,775	3,028
Federal funds sold	9,196	691
Total cash and cash equivalents	39,407	23,514

Investment securities available for sale, at fair value	111,691	93,465
Investment securities held to maturity, at amortized cost (fair value $150,016 and $100,483)	153,321	101,356
Loans held for sale	1,185	1,040
Loans and leases, net of unearned interest	1,036,479	910,404
Less: Allowance for loan and lease losses	(8,189)	(7,606)
Net loans and leases	1,028,290	902,798

Bank premises and equipment, net	23,905	16,168
Cash surrender value of life insurance	13,171	13,042
Restricted investment in bank stocks	2,765	4,384
Foreclosed assets held for sale	912	189
Accrued interest receivable	5,372	4,564
Deferred income taxes	2,540	1,888
Goodwill	23,107	3,918
Core deposit and other intangibles, net	4,878	434
Other assets	5,103	3,594
Total Assets	$1,415,647	$1,170,354

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$207,013	$163,714
Interest-bearing demand	349,109	349,241
Money Market	273,215	246,220
Savings	171,845	62,770
Time	235,336	201,623
Total Deposits	1,236,518	1,023,568

Short-term borrowings	—	34,611
Long-term debt	12,241	12,352
Subordinated debt	17,342	17,338
Accrued interest payable	1,186	645
Other liabilities	6,585	6,137
Total Liabilities	1,273,872	1,094,651

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares; 6,124,517 and 4,246,216
shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6,125	4,242
Additional paid-in capital	103,498	40,970
Retained earnings	35,386	32,565
Accumulated other comprehensive loss	(3,234)	(2,074)
Total Shareholders’ Equity	141,775	75,703
Total Liabilities and Shareholders' Equity	$1,415,647	$1,170,354

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans and leases	$12,073	$9,949	$23,410	$19,651
Interest on interest-bearing balances	17	5	26	7
Interest on federal funds sold	153	23	321	74
Interest and dividends on investment securities:
U.S. Treasury and government agencies	884	574	1,636	1,019
State and political subdivision obligations, tax-exempt	517	264	1,059	580
Other securities	76	64	248	107
Total Interest Income	13,720	10,879	26,700	21,438
INTEREST EXPENSE
Interest on deposits	1,997	1,277	3,777	2,481
Interest on short-term borrowings	—	13	12	13
Interest on long-term and subordinated debt	309	179	619	359
Total Interest Expense	2,306	1,469	4,408	2,853
Net Interest Income	11,414	9,410	22,292	18,585
PROVISION FOR LOAN AND LEASE LOSSES	—	100	125	225
Net Interest Income After Provision for Loan and Lease Losses	11,414	9,310	22,167	18,360
NONINTEREST INCOME
Income from fiduciary activities	286	200	526	396
Service charges on deposits	222	174	425	379
Net gain on sales of investment securities	4	12	102	20
Earnings from cash surrender value of life insurance	65	66	129	131
Mortgage banking income	205	225	361	416
ATM debit card interchange income	326	232	591	456
Merchant services income	93	92	171	166
Net gain on sales of SBA loans	152	157	409	441
Other income	206	204	492	393
Total Noninterest Income	1,559	1,362	3,206	2,798
NONINTEREST EXPENSE
Salaries and employee benefits	4,542	4,159	9,606	8,389
Occupancy expense, net	870	593	1,667	1,241
Equipment expense	544	370	952	751
Pennsylvania bank shares tax expense	171	160	342	330
FDIC Assessment	93	194	321	388
Legal and professional fees	256	189	480	366
Marketing and advertising expense	230	131	419	238
Software licensing	512	370	1,026	699
Telephone expense	156	133	303	259
Loss on sale or write-down of foreclosed assets	1	6	3	88
Intangible amortization	248	24	496	53
Merger and acquisition expense	222	14	1,916	224
Other expenses	1,897	1,215	3,394	2,334
Total Noninterest Expense	9,742	7,558	20,925	15,360
INCOME BEFORE PROVISION FOR INCOME TAXES	3,231	3,114	4,448	5,798
Provision for income taxes	452	769	665	1,459
NET INCOME	$2,779	$2,345	$3,783	$4,339

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.45	$0.55	$0.63	$1.02
Cash Dividends Paid	$0.15	$0.13	$0.40	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,
	2018	2017

Net income	$2,779	$2,345

Other comprehensive (loss) income:

Unrealized losses arising during the period on available-for-sale
securities, net of income taxes of ($88) and $763, respectively	(333)	1,480

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($1) and ($4), respectively (a)	(3)	(8)

Change in defined benefit plans, net of income taxes of $277 and ($1), respectively (b)	1,043	(1)

Total other comprehensive income	707	1,471

Total comprehensive income	$3,486	$3,816

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017

Net income	$3,783	$4,339

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available-for-sale
securities, net of income tax impact of ($564) and $958, respectively	(2,156)	1,859

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income tax impact of $(21) and $(7), respectively (a)	(81)	(13)

Change in defined benefit plans, net of income tax impact of $277 and ($2), respectively (b)	1,042	(4)

Total other comprehensive (loss) income	(1,195)	1,842

Total comprehensive income	$2,588	$6,181

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)

Amounts are included in the computation of net periodic benefit cost and are included in salaries and employee benefits on the Consolidated Statements of Income as a separate element within total noninterest expense.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2018 and 2017

(Dollars in thousands)				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2018	$4,242	$40,970	$32,565	$(2,074)	$75,703
Impact of adoption of new accounting standard (a)	—	—	(44)	35	(9)
Balance at January 1, 2018, adjusted	4,242	40,970	32,521	(2,039)	75,694
Net income	—	—	3,783	—	3,783
Total other comprehensive loss, net of taxes	—	—	—	(1,195)	(1,195)
Common stock issued to Scottdale shareholders (1,878,827 shares) (b)	1,879	62,302	—	—	64,181
Employee Stock Purchase Plan (1,655 shares)	2	54	—	—	56
Director Stock Purchase Plan (1,819 shares)	2	59	—	—	61
Common stock dividends declared	—	—	(918)	—	(918)
Restricted stock activity	—	113	—	—	113
Balance, June 30, 2018	$6,125	$103,498	$35,386	$(3,234)	$141,775

Balance, January 1, 2017	$4,233	$40,688	$28,399	$(2,853)	$70,467
Net income	—	—	4,339	—	4,339
Total other comprehensive income, net of taxes	—	—	—	1,842	1,842
Employee Stock Purchase Plan (1,940 shares)	2	50	—	—	52
Common stock dividends declared	—	—	(1,101)	—	(1,101)
Restricted stock activity	—	37	—	—	37
Balance, June 30, 2017	$4,235	$40,775	$31,637	$(1,011)	$75,636

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 3 to the consolidated financial statements for more information.
(b)	Shares issued on January 8, 2018 as a result of the acquisition of The Scottdale Bank & Trust Company (“Scottdale”). See Note 2 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net Income	$3,783	$4,339
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	125	225
Depreciation	1,000	715
Amortization of intangibles	496	53
Net amortization (accretion) of security discounts/premiums	451	(742)
Gain on sales of investment securities	(102)	(20)
Earnings on cash surrender value of life insurance	(129)	(131)
Mortgage loans originated for sale	(22,596)	(23,234)
Proceeds from sales of mortgage loans originated for sale	22,812	23,240
Gain on sale of mortgage loans	(361)	(416)
SBA loans originated for sale	(5,056)	(5,605)
Proceeds from sales of SBA loans originated for sale	5,465	6,046
Gain on sale of SBA loans	(409)	(441)
Loss on disposal of property, plant, and equipment	64	26
Loss on sale or write-down of foreclosed assets	3	88
Stock compensation expense	113	37
Deferred income tax benefit (expense)	1,981	(65)
Decrease (increase) in accrued interest receivable	181	(63)
Increase in other assets	(1,242)	(193)
Increase in accrued interest payable	525	273
(Decrease) increase in other liabilities	(2,186)	381
Net Cash Provided By Operating Activities	4,918	4,513

Investing Activities:
Proceeds from the sale of available-for-sale securities	102,816	37,667
Proceeds from the maturity or call of available-for-sale securities	5,654	3,579
Purchases of available-for-sale securities	(21,533)	(13,827)
Proceeds from the maturity or call of held-to-maturity securities	11,625	—
Purchases of held-to-maturity securities	(57,850)	(72,684)
Net cash received from acquisition	65,025	—
Redemptions (purchases) of restricted investment in bank stock	1,716	(1,542)
Net increase in loans and leases	(55,732)	(48,078)
Proceeds from the sale of bank premises and equipment held for sale	—	2,201
Purchases of bank premises and equipment	(7,305)	(1,164)
Proceeds from the sale of foreclosed assets	169	136
Net Cash Provided by (Used In) Investing Activities	44,585	(93,712)

Financing Activities:
Net increase in deposits	2,969	52,095
Net (decrease) increase in short-term borrowings	(34,611)	21,468
Common stock dividends paid	(1,978)	(1,101)
Employee Stock Purchase Plan	56	52
Director Stock Purchase Plan	61	—
Long-term debt repayment	(107)	(109)
Net Cash (Used In) Provided By Financing Activities	(33,610)	72,405

Net increase (decrease) in cash and cash equivalents	15,893	(16,794)
Cash and cash equivalents, beginning of period	23,514	45,973
Cash and cash equivalents, end of period	$39,407	$29,179

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,867	$2,580
Income taxes paid	$1,425	$2,190

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$884	$—

Assets, Liabilities, and Equity in Connection with Merger:

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Assets Acquired:
Securities	$114,039	$—
Loans	70,769	—
Restricted stock	97	—
Property and equipment	1,496	—
Foreclosed assets	11	—
Deferred income taxes	1,050	—
Accrued interest receivable	989	—
Core deposit intangible	4,940	—
Other assets	266	—
	$193,657	$—

Liabilities Assumed:
Deposits	$209,981	$—
Accrued interest payable	16	—
Other liabilities	3,693	—
	$213,690	$—

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Mid Penn Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the June 30, 2017 and December 31, 2017 balances have been reclassified, when, and if necessary, to conform to the 2018 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On January 8, 2018, Mid Penn completed its acquisition of The Scottdale Bank & Trust Company (“Scottdale”), a Pennsylvania bank and trust company, through the merger of Scottdale with and into Mid Penn Bank pursuant to the previously announced Agreement and Plan of Merger, dated as of March 29, 2017, among Mid Penn, Mid Penn Bank and Scottdale.  Refer to Note 2, Merger, as well as the Company’s Current Report on Form 8-K filed on January 8, 2018, for more information. The comparability of the financial condition and results of operations as of and for the three and six months ended June 30, 2018 and 2017, in general, have been impacted by the acquisition of Scottdale.

On January 16, 2018, Mid Penn entered into an Agreement and Plan of Merger with First Priority Financial Corp. (“First Priority”) pursuant to which First Priority would merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. On July 31, 2018, Mid Penn completed its acquisition of First Priority. Refer to Note 14, Subsequent Events, as well as the Company’s Current Report on Form 8-K filed on August 1, 2018, for more information.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)	Merger

On January 8, 2018, The Scottdale Bank & Trust Company (“Scottdale”) merged with and into Mid Penn Bank, with Mid Penn Bank continuing as the surviving entity.

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

Included in the purchase price was goodwill of $19,189,000 and a core deposit intangible of $4,940,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense related to the Scottdale acquisition for the five years beginning 2018 through 2022 is estimated to be $898,000, $808,000, $719,000, $629,000, and $539,000 per year, respectively, and $1,347,000 in total for the five years after 2022.

MID PENN BANCORP, INC.

The allocation of the purchase price is as follows:

(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$67,817
Investment securities	114,039
Restricted stock	97
Loans	70,769
Goodwill	19,189
Core deposit intangible	4,940
Premises and equipment	1,496
Foreclosed assets	11
Deferred income taxes	1,050
Accrued interest receivable	989
Other assets	266
Total assets acquired	280,663
Liabilities assumed:
Deposits	209,981
Accrued interest payable	16
Other liabilities	3,693
Total liabilities assumed	213,690

Consideration paid	$66,973

Cash paid	$2,792
Fair value of common stock issued	64,181

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date.  The goodwill recorded related to the Scottdale acquisition was adjusted in the second quarter of 2018 by $579,000, primarily to reflect updated acquisition date deferred tax asset amounts as a substantial portion of the final tax return preparation for Scottdale was completed by June 30, 2018. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities and equity assumed.

(Dollars in thousands)

Total purchase price	$66,973

Net assets acquired:
Cash and cash equivalents	67,817
Investment securities	114,039
Restricted stock	97
Loans	70,769
Core deposit intangible	4,940
Premises and equipment	1,496
Foreclosed assets	11
Deferred income taxes	1,050
Accrued interest receivable	989
Other assets	266
Deposits	(209,981)
Accrued interest payable	(16)
Other liabilities	(3,693)
47,784
Goodwill	$19,189

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

MID PENN BANCORP, INC.

The fair value of the financial assets acquired included loans receivable with a net amortized cost basis of $70,769,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(Dollars in thousands)

Gross amortized cost basis at January 8, 2018	$71,809
Market rate adjustment	601
Credit fair value adjustment on pools of homogeneous loans	(995)
Credit fair value adjustment on impaired loans	(646)
Fair value of purchased loans at January 8, 2018	$70,769

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

The information about the acquired Scottdale impaired loan portfolio as of January 8, 2018 is as follows:

(Dollars in thousands)

Contractually required principal and interest at acquisition	$2,586
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,010)
Expected cash flows at acquisition	1,576
Interest component of expected cash flows (accretable discount)	(305)
Fair value of acquired loans	$1,271

The following table presents pro forma information as if the merger between Mid Penn Bank and Scottdale had been completed on January 1, 2017.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn Bank merged with Scottdale at the beginning of 2017.  The supplemental pro forma earnings for six months ended June 30, 2018 exclude both (i) adjustments to estimate the eight day impact of Scottdale due to immateriality and impracticality and (ii) $1,262,000 of merger related costs incurred in 2018 related to the Scottdale acquisition, which included approximately $518,000 of severance and retention bonus expenses. The results for the six months ended June 30, 2017 were adjusted to include $1,262,000 of merger related costs which would have been incurred if the merger had been completed January 1, 2017.  The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income after loan loss provision	$11,414	$10,883	$22,167	$1,448
Noninterest income	1,559	1,486	3,206	1,585
Noninterest expense	9,753	10,275	19,663	2,544
Net income	2,768	1,529	4,831	357
Net income per common share	0.45	0.25	0.79	0.06

(3)	Investment Securities

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

MID PENN BANCORP, INC.

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

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of June 30, 2018,  December 31, 2017, or June 30, 2017, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to relate to changes in interest rates, and not erosion of credit quality.

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

The amortized cost, fair value, and unrealized gains and losses on investment securities at June 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$40,597	$—	$2,257	$38,340
Mortgage-backed U.S. government agencies	43,713	1	1,288	42,426
State and political subdivision obligations	31,551	3	1,980	29,574
Corporate debt securities	1,350	1	—	1,351
Total available-for-sale debt securities	117,211	5	5,525	111,691
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	10,985	—	201	10,784
Mortgage-backed U.S. government agencies	66,512	4	1,649	64,867
State and political subdivision obligations	75,824	57	1,516	74,365
Total held-to-maturity debt securities	153,321	61	3,366	150,016
Total	$270,532	$66	$8,891	$261,707

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$40,125	$—	$1,395	$38,730
Mortgage-backed U.S. government agencies	26,398	2	569	25,831
State and political subdivision obligations	27,775	7	739	27,043
Corporate debt securities	1,350	5	—	1,355
Total available-for-sale debt securities	95,648	14	2,703	92,959
Available-for-sale equity securities:
Equity securities	550	—	44	506
Total available-for-sale equity securities	550	—	44	506
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	10,984	—	90	10,894
Mortgage-backed U.S. government agencies	53,472	—	523	52,949
State and political subdivision obligations	36,900	41	301	36,640
Total held-to-maturity debt securities	101,356	41	914	100,483
Total	$197,554	$55	$3,661	$193,948

MID PENN BANCORP, INC.

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note 5, Fair Value Measurement, for more information on the fair value of investment securities.

Equity securities consist of Community Reinvestment Act funds and, as of June 30, 2018 and December 31, 2017, Mid Penn had $492,000 and $506,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss, net of tax.  At December 31, 2017, net unrealized gains of $44,000 had been recognized in accumulated other comprehensive loss. On January 1, 2018, with the adoption of ASU 2016-01, these unrealized gains and losses were reclassified out of accumulated other comprehensive loss and into retained earnings and subsequent changes in fair value are now recognized in net income and the fair value of securities is presented in other assets.  No equity securities were sold during the three and six months ended June 30, 2018.

Investment securities having a fair value of $158,363,000 at June 30, 2018 and $141,465,000 at December 31, 2017 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.

Gross realized gains and losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2018 and 2017 are shown in the table below.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Realized gains	$11	$77	$111	$200
Realized losses	(7)	(65)	(9)	(180)
Net gains	$4	$12	$102	$20

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2018	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	3	$4,453	$231	19	$33,887	$2,026	22	$38,340	$2,257
Mortgage-backed U.S. government agencies	15	23,474	407	15	18,916	881	30	42,390	1,288
State and political subdivision obligations	15	8,094	356	41	18,486	1,624	56	26,580	1,980
Total temporarily impaired available-for-sale debt securities	33	36,021	994	75	71,289	4,531	108	107,310	5,525

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	3	8,793	191	1	1,991	10	4	10,784	201
Mortgage-backed U.S. government agencies	37	54,276	1,324	7	8,825	325	44	63,101	1,649
State and political subdivision obligations	134	53,362	1,461	3	1,486	55	137	54,848	1,516
Total temporarily impaired held-to-maturity debt securities	174	116,431	2,976	11	12,302	390	185	128,733	3,366
Total	207	$152,452	$3,970	86	$83,591	$4,921	293	$236,043	$8,891

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2017	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	3	$5,008	$184	18	$33,722	$1,211	21	$38,730	$1,395
Mortgage-backed U.S. government agencies	4	5,267	75	15	20,497	494	19	25,764	569
State and political subdivision obligations	11	6,144	102	40	19,091	637	51	25,235	739
Equity securities	0	—	—	1	506	44	1	506	44
Total temporarily impaired available-for-sale securities	18	$16,419	$361	74	$73,816	$2,386	92	$90,235	$2,747
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	0	—	—	4	10,894	90	4	10,894	90
Mortgage-backed U.S. government agencies	0	—	—	35	52,949	523	35	52,949	523
State and political subdivision obligations	0	—	—	77	29,976	301	77	29,976	301
Total temporarily impaired held to maturity securities	0	—	—	116	93,819	914	116	93,819	914
Total	18	$16,419	$361	190	$167,635	$3,300	208	$184,054	$3,661

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

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  For the investment securities with an unrealized loss, Mid Penn has concluded that, based on its analysis, the unrealized losses were primarily caused by the movement of interest rates and not due to an erosion of credit quality of the underlying issuers.

At both June 30, 2018 and December 31, 2017, the majority of available-for-sale securities and held-to-maturity securities in an unrealized loss position were obligations of state and political subdivisions, U.S. Treasury and agency securities, and mortgage-backed U.S. government agencies.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of June 30, 2018.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
June 30, 2018	Cost	Value	Cost	Value
Due in 1 year or less	$1,460	$1,460	$2,001	$1,991
Due after 1 year but within 5 years	18,711	18,050	11,705	11,494
Due after 5 years but within 10 years	43,730	41,041	71,195	69,796
Due after 10 years	9,597	8,714	1,909	1,868
	73,498	69,265	86,810	85,149

Mortgage-backed securities	43,713	42,426	66,511	64,867
	$117,211	$111,691	$153,321	$150,016

(4)	Loans and Allowance for Loan and Lease Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $108,000 at June 30, 2018 and $105,000 at December 31, 2017.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

The classes of the loan portfolio, summarized by the pass rating (net of deferred fees and costs of $479,000 as of June 30, 2018 and $464,000 as of December 31, 2017), and the classified ratings of special mention and substandard within Mid Penn’s internal risk rating system as of June 30, 2018 and December 31, 2017, are as follows:

(Dollars in thousands)		Special
June 30, 2018	Pass	Mention	Substandard	Total
Commercial and industrial	$197,102	$2,420	$5,202	$204,724
Commercial real estate	565,517	1,807	8,632	575,956
Commercial real estate - construction	82,323	—	367	82,690
Lease financing	153	—	—	153
Residential mortgage	118,779	262	1,219	120,260
Home equity	47,732	4	79	47,815
Consumer	4,881	—	—	4,881
	$1,016,487	$4,493	$15,499	$1,036,479

(Dollars in thousands)		Special
December 31, 2017	Pass	Mention	Substandard	Total
Commercial and industrial	$182,168	$453	$5,412	$188,033
Commercial real estate	505,397	1,435	8,180	515,012
Commercial real estate - construction	61,667	182	487	62,336
Lease financing	229	—	—	229
Residential mortgage	97,814	157	1,062	99,033
Home equity	41,479	105	309	41,893
Consumer	3,868	—	—	3,868
	$892,622	$2,332	$15,450	$910,404

Mid Penn had no loans classified as doubtful as of June 30, 2018 and December 31, 2017.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$13	$—
Commercial real estate	1,711	2,357	—	3,424	4,056	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	728	852	—	760	877	—
Home equity	8	107	—	260	295	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$23	$23	$—	$—	$—	$—
Commercial real estate	1,466	1,466	—	555	555	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	493	493	—	306	306	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,324	$4,410	$282	$4,434	$4,460	$136
Commercial real estate	550	602	238	1,423	1,589	293
Commercial real estate - construction	367	370	54	487	492	100
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$4,347	$4,433	$282	$4,434	$4,473	$136
Commercial real estate	3,727	4,425	238	5,402	6,200	293
Commercial real estate - construction	367	370	54	487	492	100
Lease financing	—	—	—	—	—	—
Residential mortgage	1,221	1,345	—	1,066	1,183	—
Home equity	8	107	—	260	295	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended
	June 30, 2018		June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$36	$—
Commercial real estate	2,650	3	644	110
Commercial real estate - construction	—	—	473	—
Lease financing	—	—	—	—
Residential mortgage	699	7	860	7
Home equity	95	—	90	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$23	$—	$—	$—
Commercial real estate	1,455	7	644	110
Commercial real estate - construction	—	—	326	2
Lease financing	—	—	—	—
Residential mortgage	639	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,349	$—	$—	$—
Commercial real estate	1,029	—	2,792	—
Commercial real estate - construction	367	—	240	—
Lease financing	—	—	—	—
Residential mortgage	—	—	66	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$4,372	$—	$36	$—
Commercial real estate	5,134	10	4,080	220
Commercial real estate - construction	367	—	1,039	2
Lease financing	—	—	—	—
Residential mortgage	1,338	7	926	7
Home equity	95	—	90	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Six Months Ended
	June 30, 2018		June 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$18	$—
Commercial real estate	2,306	3	524	279
Commercial real estate - construction	17	—	313	—
Lease financing	—	—	—	—
Residential mortgage	796	14	843	18
Home equity	208	—	101	2
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$20	$—	$—	$—
Commercial real estate	2,001	14	738	110
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	1,086	—	350	—
Home equity	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$3,519	$—	$—	$—
Commercial real estate	1,367	—	2,660	—
Commercial real estate - construction	366	—	144	—
Lease financing	—	—	—	—
Residential mortgage	—	—	40	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$3,539	$—	$18	$—
Commercial real estate	5,674	17	3,922	389
Commercial real estate - construction	383	—	457	—
Lease financing	—	—	—	—
Residential mortgage	1,882	14	1,233	18
Home equity	208	—	101	2
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class as of June 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Commercial and industrial	$4,347	$4,434
Commercial real estate	3,215	4,902
Commercial real estate - construction	367	487
Residential mortgage	675	492
Home equity	8	260
	$8,612	$10,575

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  As of June 30, 2018 and December 31, 2017 Mid Penn had no accruing loans past due greater than 90 days. The classes of the loan portfolio summarized by the past due status as of June 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total Past
June 30, 2018	Due	Due	Days	Due	Current	Total Loans
Commercial and industrial	$193	$5	$4,324	$4,522	$200,179	$204,701
Commercial real estate	757	1,468	276	2,501	571,989	574,490
Commercial real estate - construction	859	-	367	1,226	81,464	82,690
Lease financing	-	-	-	-	153	153
Residential mortgage	183	62	164	409	119,358	119,767
Home equity	35	-	-	35	47,780	47,815
Consumer	-	9	-	9	4,872	4,881
Loans acquired with credit deterioration:
Commercial and industrial	-	23	-	23	-	23
Commercial real estate	-	25	901	926	540	1,466
Commercial real estate - construction	-	-	-	-	-	-
Lease financing	-	-	-	-	-	-
Residential mortgage	20	10	198	228	265	493
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$2,047	$1,602	$6,230	$9,879	$1,026,600	$1,036,479

(Dollars in thousands)	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total Past
December 31, 2017	Due	Due	Days	Due	Current	Total Loans
Commercial and industrial	$4,439	$16	$-	$4,455	$183,578	$188,033
Commercial real estate	-	-	3,669	3,669	510,788	514,457
Commercial real estate - construction	-	-	487	487	61,849	62,336
Lease financing	-	-	-	-	229	229
Residential mortgage	310	467	177	954	97,773	98,727
Home equity	54	98	250	402	41,491	41,893
Consumer	3	-	-	3	3,865	3,868
Loans acquired with credit deterioration:
Commercial and industrial	-	-	-	-	-	-
Commercial real estate	500	-	55	555	-	555
Commercial real estate - construction	-	-	-	-	-	-
Lease financing	-	-	-	-	-	-
Residential mortgage	-	31	193	224	82	306
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$5,306	$612	$4,831	$10,749	$899,655	$910,404

MID PENN BANCORP, INC.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, June 30, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2018	$1,977	$4,653	$183	$-	$452	$391	$4	$6	$7,666
Charge-offs	(129)	-	(40)	-	(3)	(91)	(4)	-	(267)
Recoveries	-	788	-	-	-	-	2	-	790
Provisions	272	(718)	3	-	(8)	120	2	329	-
Ending balance,
June 30, 2018	$2,120	$4,723	$146	$-	$441	$420	$4	$335	$8,189

(Dollars in thousands)
As of, and for the six months ended, June 30, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2018	$1,795	$4,435	$178	$-	$428	$423	$3	$344	$7,606
Charge-offs	(129)	-	(40)	-	(5)	(167)	(10)	-	(351)
Recoveries	-	805	-	-	-	-	4	-	809
Provisions	454	(517)	8	-	18	164	7	(9)	125
Ending balance,
June 30, 2018	2,120	4,723	146	-	441	420	4	335	8,189
Individually evaluated for impairment	282	238	54	-	-	-	-	-	574
Ending balance:
Collectively evaluated for impairment	$1,838	$4,485	$92	$-	$441	$420	$4	$335	$7,615

Loans receivables:
Ending balance	$204,724	$575,956	$82,690	$153	$120,260	$47,815	$4,881	$-	$1,036,479
Ending balance: Individually evaluated for impairment	4,324	2,261	367	-	728	8	-	-	7,688
Ending balance: Acquired with credit deterioration	23	1,466	-	-	493	-	-	-	1,982
Ending balance: Collectively evaluated for impairment	$200,377	$572,229	$82,323	$153	$119,039	$47,807	$4,881	$-	$1,026,809

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2017	$1,795	$4,435	$178	$-	$428	$423	$3	$344	$7,606
Ending balance: Individually evaluated for impairment	136	293	100	-	-	-	-	-	529
Ending balance:
Collectively evaluated for impairment	$1,659	$4,142	$78	$-	$428	$423	$3	$344	$7,077

Loans receivable:
Beginning balance,
January 1, 2017	$188,033	$515,012	$62,336	$229	$99,033	$41,893	$3,868	$-	$910,404
Ending balance: Individually evaluated for impairment	4,434	4,847	487	-	760	260	-	-	10,788
Ending balance: Acquired with credit deterioration	-	555	-	-	306	-	-	-	861
Ending balance:
Collectively evaluated for impairment	$183,599	$509,610	$61,849	$229	$97,967	$41,633	$3,868	$-	$898,755

MID PENN BANCORP, INC.

(Dollars in thousands)
As of, and for the three months ended, June 30, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2017	$1,630	$4,715	$101	$1	$532	$364	$3	$274	$7,620
Charge-offs	-	(30)	-	-	-	-	(10)	-	(40)
Recoveries	3	22	-	-	2	5	1	-	33
Provisions	(5)	274	39	-	5	35	10	(258)	100
Ending balance,
June 30, 2017	$1,628	$4,981	$140	$1	$539	$404	$4	$16	$7,713

(Dollars in thousands)
As of, and for the six months ended, June 30, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2017	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(12)	(30)	-	-	(18)	-	(16)	-	(76)
Recoveries	7	361	-	-	4	5	4	-	381
Provisions	53	327	(4)	-	12	20	13	(196)	225
Ending balance,
June 30, 2017	1,628	4,981	140	1	539	404	4	16	7,713
Ending balance: Individually evaluated for impairment	-	893	70	-	66	-	-	-	1,029
Ending balance:
Collectively evaluated for impairment	$1,628	$4,088	$70	$1	$473	$404	$4	$16	$6,684

Loans receivables:
Ending balance	$181,368	$482,141	$53,305	$307	$102,637	$38,671	$3,878	$-	$862,307
Ending balance: Individually evaluated for impairment	-	3,651	571	-	968	327	-	-	5,517
Ending balance: Acquired with credit deterioration	-	573	-	-	324	-	-	-	897
Ending balance: Collectively evaluated for impairment	$181,368	$477,917	$52,734	$307	$101,345	$38,344	$3,878	$-	$855,893

MID PENN BANCORP, INC.

The recorded investments in troubled debt restructured loans at June 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2018	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,324
Commercial real estate	2,670	2,571	1,984
Residential mortgage	677	675	528
Home equity	14	14	3
	$7,471	$7,720	$6,839

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2017	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,434
Commercial real estate	5,735	5,581	4,593
Residential mortgage	677	675	540
Home equity	14	14	4
	$10,536	$10,730	$9,571

Mid Penn entered into forbearance or modification agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn had troubled debt restructured loans at June 30, 2018 totaling $6,839,000, and included four loans totaling $531,000 representing accruing impaired loans to unrelated borrowers in compliance with the terms of the modification, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $528,000 and one loan being an accruing impaired home equity loan of $3,000.  The remaining $6,308,000 of troubled debt restructurings is attributable to nine loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $5,747,000 of the total $6,308,000 in nonaccrual impaired troubled debt restructured loans.

At December 31, 2017, Mid Penn’s troubled debt restructured loans totaled $9,571,000, and included four loans totaling $544,000 representing accruing impaired loans in compliance with the terms of the modification, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $540,000, and one loan being an accruing impaired home equity loan of $4,000.  The remaining $9,027,000 of troubled debt restructured loans is attributable to fifteen loans among seven relationships, which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $7,284,000 of the $9,027,000 in nonaccrual impaired troubled debt restructured loans.  As of December 31, 2017, there was $66,000 of charge-offs associated with troubled debt restructured loans while under a forbearance agreement.  As of December 31, 2017, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2017.

There were no troubled debt restructured loans added during the three or six months ended June 30, 2018 and 2017.  As a result of management evaluations at June 30, 2018, June 30, 2017, and December 31, 2017, any specific allocations and charge-offs have been taken as appropriate. There were no charge-offs associated with existing troubled debt restructured loan relationships for the three or six months ended June 30, 2018 or 2017. There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018, Mid Penn had $912,000 of residential real estate held in other real estate owned. There were four consumer mortgage loans secured by residential real estate properties totaling $274,000 for which formal foreclosure proceedings were in process.  As of December 31, 2017, Mid Penn had $42,000 of residential real estate held in other real estate owned, and $308,000 in loans for which formal foreclosure proceedings were in process.

MID PENN BANCORP, INC.

The following tables provide activity for the accretable yield of acquired impaired loans from both the Phoenix Bancorp, Inc. (2015) and Scottdale (2018) acquisitions for the three and six months ended June 30, 2018.

(Dollars in thousands)
Accretable yield, April 1, 2018	$336
Accretable yield amortized to interest income	(36)
Reclassification from nonaccretable difference (a)	-
Accretable yield, June 30, 2018	$300

(Dollars in thousands)

Accretable yield, January 1, 2018	$67
Acquisition of impaired loans	$305
Accretable yield amortized to interest income	(72)
Reclassification from nonaccretable difference (a)	-
Accretable yield, June 30, 2018	$300

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(5)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2018 or 2017.

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$38,340	$-	$38,340	$-
Mortgage-backed U.S. government agencies	42,426	-	42,426	-
State and political subdivision obligations	29,574	-	29,574	-
Corporate debt securities	1,351	-	1,351	-
Other assets:
Equity securities	492	492	-	-
Loans held for sale	1,185	1,185	-	-
Total	$113,368	$1,677	$111,691	$-

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$38,730	$-	$38,730	$-
Mortgage-backed U.S. government agencies	25,831	-	25,831	-
State and political subdivision obligations	27,043	-	27,043	-
Corporate debt securities	1,355	-	1,355	-
Other assets:
Equity securities	506	506	-	-
Loans held for sale	1,040	1,040	-	-
Total	$94,505	$1,546	$92,959	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,689	$-	$-	$4,689
Foreclosed Assets Held for Sale	29	-	-	29
Mortgage Servicing Rights	111	-	-	111

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,090	$-	$-	$6,090
Foreclosed Assets Held for Sale	-	-	-	-
Mortgage Servicing Rights	126	-	-	126

MID PENN BANCORP, INC.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,689	Appraisal of collateral (a)	Appraisal adjustments (b)	16% - 63%	27%
Foreclosed Assets Held for Sale	29	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	29% - 29%	29%
Mortgage Servicing Rights	111	Multiple of annual service fee	Estimated prepayment speed based on rate and term	70% - 100%	99%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,090	Appraisal of collateral (a)	Appraisal adjustments (b)	6% - 51%	28%
Foreclosed Assets Held for Sale	-	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	0% - 0%	0%
Mortgage Servicing Rights	126	Multiple of annual service fee	Estimated prepayment speed based on rate and term	70% - 100%	98%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

MID PENN BANCORP, INC.

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

Loans:

Loan fair values as of June 30, 2018 are estimated using an exit price approach, which incorporates discounts for credit risk and prepayment risk and considers the value indicated by current market expectations in the estimated fair value of the loan portfolio.

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

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2018 and December 31, 2017.

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$39,407	$39,407	$23,514	$23,514
Available-for-sale investment securities	111,691	111,691	93,465	93,465
Held-to-maturity investment securities	153,321	150,016	101,356	100,483
Loans held for sale	1,185	1,185	1,040	1,040
Net loans and leases	1,028,290	1,034,131	902,798	917,081
Restricted investment in bank stocks	2,765	2,765	4,384	4,384
Accrued interest receivable	5,372	5,372	4,564	4,564
Mortgage servicing rights	111	111	126	126

Financial liabilities:
Deposits	$1,236,518	$1,236,604	$1,023,568	$1,026,830
Short-term borrowings	-	-	34,611	34,611
Long-term debt	12,241	11,978	12,352	11,692
Subordinated debt	17,342	17,245	17,338	17,358
Accrued interest payable	1,186	1,186	645	645

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2018 and December 31, 2017.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2018	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$153,321	$150,016	$-	$150,016	$-
Net loans and leases	1,028,290	1,034,131	-	-	1,034,131

Financial instruments - liabilities
Deposits	$1,236,518	$1,236,604	$-	$1,236,604	$-
Long-term debt	12,241	11,978	-	11,978	-
Subordinated debt	17,342	17,245	-	17,245	-

MID PENN BANCORP, INC.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2017	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$101,356	$100,483	$-	$100,483	$-
Net loans and leases	902,798	917,081	-	-	917,081

Financial instruments - liabilities
Deposits	$1,023,568	$1,026,830	$-	$1,026,830	$-
Long-term debt	12,352	11,692	-	11,692	-
Subordinated debt	17,338	17,358		17,358

(6)	Guarantees and Commitments

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $20,647,000 and $20,496,000 standby letters of credit outstanding as of June 30, 2018 and December 31, 2017, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of June 30, 2018 and December 31, 2017 for payment under standby letters of credit issued was not material.

As of June 30, 2018, Mid Penn had entered into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units will qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,593,000 which will be paid in installments over the course of construction of the low-income housing facilities.  The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten year period.  The project has been conditionally awarded $863,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,629,000 to be delivered to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing document, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.

(7)	Subordinated Debt

Subordinated Debt Issued December 2017

On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10,000,000 aggregate principal amount of its Subordinated Notes due 2028 (the “2017 Notes”). The 2017 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2017.

The 2017 Notes bear interest at a rate of 5.25% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 5.0%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018, for the first five years after issuance and will be payable quarterly in arrears thereafter on January 15, April 15, July 15, and October 15. The 2017 Notes will mature on January 1, 2028 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 21, 2022, and prior to January 1, 2028. Additionally, Mid Penn may redeem the 2017 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if: (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2017 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2017 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended. In the event of a redemption described in the previous sentence, Mid Penn will redeem the 2017 Notes at 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

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

The 2015 Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016. The 2015 Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the 2015 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2015 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2015 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $158,000 at June 30, 2018 and $162,000 at December 31, 2017.

(8)	Defined Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit retirement plan for directors.  The plan provides defined benefits based on years of service.  Mid Penn also sponsors a defined benefit health care plan that provides post-retirement medical benefits and life insurance to qualifying full-time employees.  These health care and life insurance plans are noncontributory and each plan uses a December 31 measurement date.

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn estimates it will contribute $600,000 to the defined benefit pension plan in 2018.  A December 31 measurement date for the plan is used.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$153	$9	$1	$1
Interest cost	205	11	5	5
Expected return on plan assets	(211)	-	-	-
Amortization (accretion) of prior service cost	4	4	(5)	(6)
Settlement gain	(380)	-	-	-
Net periodic benefit (income) expense	$(229)	$24	$1	$-

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$161	$18	$2	$2
Interest cost	215	22	9	10
Expected return on plan assets	(211)	-	-	-
Amortization (accretion) of prior service cost	8	7	(10)	(12)
Settlement gain	(380)	-	-	-
Net periodic benefit (income) expense	$(207)	$47	$1	$-

MID PENN BANCORP, INC.

(9)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - June 30, 2018	$(4,361)	$1,127	$(3,234)

Balance - December 31, 2017	$(2,159)	$85	$(2,074)

(10)	Restricted Common Stock

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

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of June 30, 2018, a total of 25,995 restricted shares were granted under the Plan, with 6,986 of the granted shares being vested, while the remaining 19,009 granted shares remain unvested.  490 shares were forfeited due to voluntary termination of an employee during the three and six months ended June 30, 2018, while no shares were forfeited during the same periods in 2017.  The Plan shares granted and vested resulted in $55,000 in compensation expense for the three months ended June 30, 2018, while $19,000 of share-based compensation expense was recorded for the three months ended June 30, 2017.  Compensation expense related to the Plan was $113,000 for the six months ended June 30, 2018, while it was $37,000 for the same period in 2017.

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

Mid Penn’s non-interest income revenue streams of income from fiduciary activities, service charges on deposits, ATM debit charge interchange income, merchant service fees and components of other income are within the scope of Topic 606.  Within these various non-interest income streams, Mid Penn enters into business contracts with customers to perform a variety of services. These services include but not limited to (i) agreed-upon tasks (e.g. initiating a wire transfer or trust and investment management services), (ii) service of standing ready to provide goods and services (e.g. letter of credit arrangements), and (iii) arranging for another party to transfer goods or services to a customer (e.g. check order fees).  Typically, contracts are approved in writing, but can also be approved in accordance with other customary business practices.  The majority of the performance obligations at Mid Penn are distinct and are satisfied at a point in time and typically the transaction prices are fixed and are documented in either a fee schedule, such as non-sufficient funds fees or wire fees, or calculated as a percentage of assets under management for trust and wealth management income streams.  The transaction price is not recognized in revenue until the service has occurred, or monthly in arrears for assets under management.  Mid Penn does not exercise significant judgements in the recognition of income, as typically income is not recognized until the performance obligation has been satisfied.  Mid Penn has not recognized any assets from the costs to obtain or fulfill a contract with customers for revenue streams that fall within the guidance of Topic 606.

MID PENN BANCORP, INC.

(12)	Earnings per Common Share

Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per common share.

The computations of basic earnings per common share follow:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018		2017
Net income	$2,779	$2,345	$	$3,783	$4,339

Weighted average common shares outstanding	6,122,757	4,234,291		6,049,261	4,234,525

Basic and diluted earnings per common share	$0.45	$0.55	$	$0.63	$1.02

The increase in the weighted average shares outstanding at June 30, 2018 was impacted by the issuance of 1,878,827 shares of Mid Penn common stock on January 8, 2018 in connection with the Scottdale acquisition.  Mid Penn had no dilutive instruments outstanding during the periods ended June 30, 2018 and 2017.

(13)

Recent Accounting Pronouncements

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

MID PENN BANCORP, INC.

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

On July 30, 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an option to apply the transition provisions of the new standard at the adoption date instead of the earliest comparative period presented.  Additionally, the ASU provides a practical expedient permitting lessors to not separate non-lease components from the associated lease component if certain conditions are met.

The amendments for both ASUs are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Specific transition requirements apply.

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

ASU 2018-07: The FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

The ASU makes certain changes to the accounting for nonemployee awards to alight the accounting for share-based payment awards issued to employees and nonemployees.  The changes require that the compensation expense associated with nonemployee equity awards with performance conditions be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition.  Additionally, the new ASU requires that equity-classified share-based payment awards issued to nonemployees be measured on the grant date, versus the previous GAAP requirement to re-measure the awards through the performance completion date.  The current requirement to reassess the classification (equity or liability) for the nonemployee awards upon vesting will be eliminated.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, including interim periods.

Mid Penn currently issues restricted stock awards to nonemployee directors through the 2014 Restricted Stock Plan (the “Plan”).  The single performance condition of the award is that the individual remain a director of Mid Penn through the duration of the vesting period.  Mid Penn is currently evaluating the details of this ASU and expects that the adoption of this ASU will not have a material impact on our consolidated financial statements as the compensation expense related to nonemployee equity awards is immaterial to Mid Penn’s overall financial condition.

(14)	Subsequent Events

Merger – First Priority Financial Corp.

After the close of business on July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. (“First Priority”), through the merger of First Priority with and into Mid Penn pursuant to the previously announced Agreement and Plan of Merger (the “Merger Agreement”), dated as of January 16, 2018, between Mid Penn and First Priority. In connection with this acquisition, First Priority Bank, First Priority’s wholly owned bank subsidiary, was merged with and into Mid Penn Bank.  Pursuant to the Merger Agreement, shareholders of First Priority received 0.3481 shares of Mid Penn common stock for each share of First Priority common stock they owned. Additionally, in accordance with the Merger Agreement, outstanding options to purchase First Priority common stock at the time of the merger were converted to the right to receive cash at a per-option value of $11.07 less the exercise price, without interest.  As a result of the acquisition, Mid Penn’s fulfillment of the merger consideration requirements resulted in the issuance of approximately 2.3 million shares of Mid Penn common stock, and the payment of cash related to options of approximately $3.9 million.  Mid Penn also issued 3,404 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a fixed dividend rate of 9 percent per annum, in exchange for the 3,404 shares of First Priority preferred shares outstanding as of the closing of the merger.  The acquisition expands Mid Penn’s footprint into southeastern Pennsylvania, including Chester, Berks, Montgomery, and Bucks counties. Based upon the total merger consideration from Mid Penn, the transaction was valued at approximately $79,904,000. At June 30, 2018, and thirty days prior to the acquisition transaction, First Priority Bank reported total assets of $627,428,000, total loans of $522,036,000, and total deposits of $513,582,000 on a Call Report filed with federal banking regulators.

MID PENN BANCORP, INC.

Given that the initial purchase accounting for the acquisition in accordance with generally accepted accounting principles for this business combination is not yet completed, Mid Penn is not yet able to disclose the preliminary fair value of the First Priority assets acquired and liabilities assumed.

Litigation

In connection with the merger acquisition of First Priority (the “Merger”), on May 31, 2018, Mid Penn and First Priority filed with the Securities and Exchange Commission (the “SEC”) a Joint Proxy Statement/Prospectus on Form S-4 (SEC File No. 333- 225304) that was declared effective by the SEC on June 19, 2018 (the “Joint Proxy Statement/Prospectus”). The Joint Proxy Statement/Prospectus was first mailed to the shareholders of First Priority on or about June 20, 2018.

On July 13, 2018, counsel for Mid Penn and First Priority received notification that a complaint was filed in the Court of Common Pleas of Chester County, Pennsylvania, against members of the board of directors of First Priority, First Priority and Mid Penn. The lawsuit, which is captioned Parshall v. Sparks, et al., Case No. 2018-07025-MJ, alleges claims brought directly by one First Priority shareholder, Paul Parshall, but purports to state class claims on behalf of all First Priority shareholders. The lawsuit is based on allegations that the First Priority directors breached their fiduciary duty through material misstatements and/or omissions in the proxy statement/prospectus distributed to shareholders of First Priority and Mid Penn in connection with the pending merger of First Priority with and into Mid Penn. The lawsuit further alleges that the merger consideration is inadequate. Mid Penn is alleged to have aided and abetted the First Priority directors’ alleged breaches of their fiduciary duties. The lawsuit seeks, among other remedies, to enjoin the merger or, in the event the merger is completed, rescission of the merger or rescissory damages; unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees. Mid Penn believes that the lawsuit is without merit as there are substantial legal and factual defenses to the claims asserted and intends to vigorously defend the lawsuit.  It is not possible at this time to estimate reasonably possible losses, or even a range of reasonably possible losses, in connection with the litigation.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of June 30, 2018, compared to year-end 2017, and the Results of Operations for the three and six months ended June 30, 2018, compared to the same period in 2017.  For comparative purposes, the June 30, 2018 and December 31, 2017 balances have been reclassified, when, and if necessary, to conform to the 2018 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Caution About Forward-Looking Statements

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements.  Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2017 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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
•

our ability to implement business strategies, including our acquisitions of First Priority Financial Corp. (“First Priority”) and The Scottdale Bank and Trust Company (“Scottdale”), and other business acquisition activities and organic branch, product and service expansion strategies;

•	our current and future acquisition strategies may not be successful in locating or acquiring advantageous targets at favorable prices;
•

our ability to successfully integrate any banks, companies, assets, liabilities, customers, systems and management personnel we acquire into our operations, including those related to our acquisitions of First Priority and Scottdale, and our ability to realize related revenue synergies and cost savings within expected time frames;

•

potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

•	our ability to attract and retain qualified management and personnel;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	results of regulatory examination and supervision processes;
•	our ability to maintain compliance with the exchange rules of The NASDAQ Stock Market LLC;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	acts of war or terrorism; disruptions due to flooding, severe weather, or other natural disasters or Acts of God; and
•	volatility in the securities markets.

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

Results of Operations

Overview

Net income was $2,779,000 or $0.45 per common share, for the quarter ended June 30, 2018, compared to net income of $2,345,000 or $0.55 per common share, for the quarter ended June 30, 2017.  During the six months ended June 30, 2018, net income was $3,783,000,000 or $0.63 per common share, versus $4,339,000 or $1.02 per common share, for the six months ended June 30, 2017.

Net income as a percent of (i) average assets (return on average assets, or “ROA”) and (ii) shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Return on average assets	0.79%	0.86%	0.55%	0.82%
Return on average equity	7.90%	12.74%	5.34%	12.05%

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three and six months ended June 30, 2018 and 34 percent for the three and six months ended June 30, 2017.  The decrease in the statutory rate to 21 percent, which became effective January 1, 2018, was a result of the Tax Cuts and Jobs Act enacted December 22, 2017.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three and six months ended June 30, 2018 and 2017.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	June 30, 2018				June 30, 2017
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$4,755	$17		1.43%	$2,663	$5		0.75%
Investment Securities:
Taxable	163,247	913		2.24%	122,661	604		1.98%
Tax-Exempt	95,868	695	(a)	2.91%	50,052	401	(a)	3.21%
Total Securities	259,116	1,608		2.49%	172,713	1,005		2.33%

Federal Funds Sold	34,137	153		1.80%	8,766	23		1.05%
Loans and Leases, Net	1,017,666	12,137	(b)	4.78%	848,980	10,060	(b)	4.75%
Restricted Investment in Bank Stocks	2,825	47		6.67%	2,702	33		4.90%
Total Earning Assets	1,318,499	13,962		4.25%	1,035,824	11,126		4.31%

Cash and Due from Banks	23,112				21,728
Other Assets	70,354				33,831
Total Assets	$1,411,965				$1,091,383

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$358,192	527		0.59%	$335,556	294		0.35%
Money Market	275,320	587		0.86%	249,928	357		0.57%
Savings	172,815	75		0.17%	63,372	10		0.06%
Time	223,744	808		1.45%	193,688	616		1.28%
Total Interest-bearing Deposits	1,030,071	1,997		0.78%	842,544	1,277		0.61%

Short-term Borrowings	—	—		0.00%	4,472	13		1.17%
Long-term Debt	12,269	74		2.42%	13,496	80		2.38%
Subordinated Debt	17,339	235		5.44%	7,417	99		5.35%
Total Interest-bearing Liabilities	1,059,679	2,306		0.87%	867,929	1,469		0.68%

Noninterest-bearing Demand	199,299				138,423
Other Liabilities	13,353				11,188
Shareholders' Equity	139,634				73,843
Total Liabilities & Shareholders' Equity	$1,411,965				$1,091,383

Net Interest Income (taxable equivalent basis)		$11,656				$9,657
Taxable Equivalent Adjustment		(242)				(247)
Net Interest Income		$11,414				$9,410

Total Yield on Earning Assets				4.25%				4.31%
Rate on Supporting Liabilities				0.87%				0.68%
Average Interest Spread				3.37%				3.63%
Net Interest Margin				3.55%				3.74%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $178,000 and $136,000 for the three months ended June 30, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at June 30, 2018 and 2017, respectively.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $64,000 and $111,000 for the three months ended June 30, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at June 30, 2018 and 2017, respectively.

MID PENN BANCORP, INC.

	Three months ended
	June 30, 2018 vs. 2017
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$4	$8	$12
Investment Securities:
Taxable	200	109	309
Tax-Exempt	367	(73)	294
Total Securities	567	36	603

Federal Funds Sold	67	63	130
Loans and Leases, Net	1,999	78	2,077
Restricted Investment Bank Stocks	2	12	14
Total Interest Income	2,639	197	2,836

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	80	153	233
Money Market	145	85	230
Savings	69	(4)	65
Time	383	(191)	192
Total Interest Bearing Deposits	677	43	720

Short-term Borrowings	(52)	39	(13)
Long-term Debt	(29)	23	(6)
Subordinated Debt	531	(395)	136
Total Interest Expense	1,127	(290)	837

NET INTEREST INCOME	$1,512	$487	$1,999

Taxable-equivalent net interest income was $11,656,000 for the three months ended June 30, 2018, an increase of $1,999,000 or 21 percent compared to the three months ended June 30, 2017.  Net interest income in the second quarter of 2018 was positively impacted by $71,809,000 of loans and $114,039,000 of investment securities acquired in the purchase of Scottdale on January 8, 2018.

For the three months ended June 30, 2018, Mid Penn’s tax-equivalent net interest margin was 3.55% compared to 3.74% for the three months ended June 30, 2017. The decrease in the net interest margin year over year was attributed to both an increase in the cost of funds and a lower yield earned on the loan portfolio. The cost of funds increased to 0.87% for the second quarter of 2018, versus 0.68% for the second quarter of 2017, primarily as a result of the impact of the Federal Open Market Committee (“FOMC”) rate increases in the past twelve months.  For the three months ended June 30, 2018, the overall loan portfolio yield was 4.78%, compared to a loan portfolio yield of 4.75% for the same period in 2017.  The loan yield for the second quarter of 2018 reflects the impact of Scottdale loans acquired at fair value on January 8, 2018.

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended
(Dollars in thousands)	June 30, 2018				June 30, 2017
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$4,273	$26		1.23%	$2,462	$7		0.57%
Investment Securities:
Taxable	158,381	1,751		2.23%	109,670	1,070		1.97%
Tax-Exempt	95,644	1,341	(a)	2.83%	52,511	879	(a)	3.38%
Total Securities	254,025	3,092		2.45%	162,181	1,949		2.42%

Federal Funds Sold	39,284	321		1.65%	15,976	74		0.93%
Loans and Leases, Net	997,749	23,534	(b)	4.76%	836,702	19,885	(b)	4.79%
Restricted Investment in Bank Stocks	2,875	133		9.33%	2,518	56		4.48%
Total Earning Assets	1,298,206	27,106		4.21%	1,019,839	21,971		4.34%

Cash and Due from Banks	28,916				18,647
Other Assets	68,297				34,268
Total Assets	$1,395,546				$1,072,754

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$360,768	1,020		0.57%	$329,617	570		0.35%
Money Market	265,208	1,081		0.82%	250,396	705		0.57%
Savings	170,589	150		0.18%	62,455	18		0.06%
Time	215,651	1,526		1.43%	188,988	1,188		1.27%
Total Interest-bearing Deposits	1,012,216	3,777		0.75%	831,456	2,481		0.60%

Short-term Borrowings	1,518	12		1.59%	2,256	13		1.16%
Long-term Debt	12,297	149		2.44%	13,525	161		2.40%
Subordinated Debt	17,337	470		5.47%	7,416	198		5.38%
Total Interest-bearing Liabilities	1,043,368	4,408		0.85%	854,653	2,853		0.67%

Noninterest-bearing Demand	195,597				134,000
Other Liabilities	13,472				11,492
Shareholders' Equity	142,982				72,609
Total Liabilities & Shareholders' Equity	$1,395,546				$1,072,754

Net Interest Income (taxable equivalent basis)		$22,698				$19,118
Taxable Equivalent Adjustment		(406)				(533)
Net Interest Income		$22,292				$18,585

Total Yield on Earning Assets				4.21%				4.34%
Rate on Supporting Liabilities				0.85%				0.67%
Average Interest Spread				3.36%				3.67%
Net Interest Margin				3.53%				3.78%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $281,000 and $299,000 for the six months ended June 30, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at June 30, 2018 and 2017, respectively.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $124,000 and $234,000 for the six months ended June 30, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at June 30, 2018 and 2017, respectively.

MID PENN BANCORP, INC.

	Six months ended
	June 30, 2018 vs. 2017
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$5	$14	$19
Investment Securities:
Taxable	476	205	681
Tax-Exempt	723	(261)	462
Total Securities	1,199	(56)	1,143

Federal Funds Sold	107	140	247
Loans and Leases, Net	3,825	(176)	3,649
Restricted Investment Bank Stocks	8	69	77
Total Interest Income	5,144	(9)	5,135

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	54	396	450
Money Market	42	334	376
Savings	32	100	132
Time	168	170	338
Total Interest Bearing Deposits	296	1,000	1,296

Short-term Borrowings	(4)	3	(1)
Long-term Debt	(15)	3	(12)
Subordinated Debt	265	7	272
Total Interest Expense	542	1,013	1,555

NET INTEREST INCOME	$4,602	$(1,022)	$3,580

During the six months ended June 30, 2018, taxable-equivalent net interest income increased $3,580,000 or 19 percent to $22,698,000 from $19,118,000 during the six months ended June 30, 2017.  Net interest income in the first half of 2018 was positively impacted by $70,769,000 of loans and $114,039,000 of investment securities acquired in the Scottdale acquisition on January 8, 2018.

For the six months ended June 30, 2018, Mid Penn’s tax-equivalent net interest margin was 3.53% compared to 3.78% for the six months ended June 30, 2017. The decrease in the net interest margin year over year was attributed to both an increase in the cost of funds and a lower yield earned on the loan portfolio. The cost of funds increased to 0.85% for the first half of 2018, versus 0.67% for the first half of 2017, primarily as a result of the impact of the FOMC rate increases in the past twelve months.  For the six months ended June 30, 2018, the overall loan portfolio yield was 4.76%, compared to a loan portfolio yield of 4.79% for the same period in 2017.  The loan yield for the first quarter of 2018 reflects the impact of Scottdale loans acquired at fair value on January 8, 2018.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the interest-bearing product and pricing options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in Mid Penn’s asset and liability management and related interest rate risk simulation models.  In addition, our net interest income may be impacted by further interest rate actions of FOMC.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first six months of 2018, and shifting collateral values from December 31, 2017 to June 30, 2018.

MID PENN BANCORP, INC.

Management performs a monthly evaluation of the adequacy of the loan and lease loss allowance and based on this evaluation, no loan loss provision was recorded for the three months ended June 30, 2018, compared to a loan loss provision of $100,000 for the three months ended June 30, 2017. During the six months ended June 30, 2018, the provision for loan and lease losses was $125,000 compared to $225,000 for the six months ended June 30, 2017.  The amount of loan loss provision for the first six months of 2018 was less than the same period in 2017 as Mid Penn had net loan recoveries of $458,000 in the first six months of 2018 which substantially increased the allowance for loan loss balance.  The allowance for loan and lease losses as a percentage of total loans was 0.79% at June 30, 2018, compared to 0.84% at December 31, 2017, and 0.89% at June 30, 2017.  This ratio reflects the impact of the entire portfolio of Scottdale loans being added at fair value with no accompanying loan and lease loss allowance in accordance with purchase accounting GAAP.  For further discussion of factors affecting the provision for loan and lease losses please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended June 30, 2018, noninterest income was $1,559,000 reflecting an increase of $197,000 or 14 percent compared to noninterest income of $1,362,000 for the three months ended June 30, 2017.  For the six months ended June 30, 2018, noninterest income totaled $3,206,000, an increase of $408,000 or 15 percent, compared to noninterest income of $2,798,000 for the same period in 2017.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance
Income from fiduciary activities	$286	$200	$86	43%
Service charges on deposits	222	174	48	28%
Net gain on sales of investment securities	4	12	(8)	-67%
Mortgage banking income	205	225	(20)	-9%
ATM debit card interchange income	326	232	94	41%

(Dollars in Thousands)	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance

Income from fiduciary activities	$526	$396	$130	33%
Service charges on deposits	425	379	46	12%
Net gain on sales of investment securities	102	20	82	410%
Mortgage banking income	361	416	(55)	-13%
ATM debit card interchange income	591	456	135	30%
Other income	492	393	99	25%

Income from fiduciary activities was $526,000 for the six months ended June 30, 2018, an increase of $130,000 or 33 percent compared to fiduciary income of $396,000 for the six months ended June 30, 2017. These additional revenues were attributed to continued growth in trust assets under management as a result of successful business development efforts by Mid Penn’s wealth management team.

For the six months ended June 30, 2018, service charges on deposits were $425,000, an increase of $46,000 or 12 percent, compared to service charges of $379,000 for the six months ended June 30, 2017.  This increase was driven by an increase in the volume of transactional deposit accounts, including acquired deposit accounts from the Scottdale acquisition, and an increase in charges collected.

Net gains on sales of securities were $102,000 for the six months ended June 30, 2018, an increase of $82,000 compared to net gains on sales of securities of $20,000 during the same period of 2017. Some investment securities acquired from Scottdale were subsequently sold to ensure the overall portfolio was in greater alignment with Mid Penn’s investment management objectives.

ATM debit card interchange income was $591,000 for the six months ended June 30, 2018, an increase of $135,000 or 30 percent compared to interchange income of $456,000 for the same period in 2017. The additional income is a result of an increased volume of checking accounts, and an increase in Mid Penn Bank ATM and debit card activity, which included an increase in transaction volume resulting from accounts added from the Scottdale acquisition.

Other income was $492,000 for the six months ended June 30, 2018, an increase of $99,000 or 25 percent compared to other income of $393,000 for the same period of 2017.  The increase in other income was primarily driven by increases in letter of credit renewal fees and other service fees.

Mortgage banking income was $361,000 for the six months ended June 30, 2018, a decrease of $55,000 or 13 percent compared to the six months ended June 30, 2017. Rising longer-term interest rates have resulted in a lower volume of mortgage refinance activity in the first half of 2018 when compared to the same period in 2017.

MID PENN BANCORP, INC.

Noninterest Expense

During the three months ended June 30, 2018, noninterest expenses totaled $9,742,000, an increase of $2,184,000 or 29 percent compared to noninterest expenses of $7,558,000 for the three months ended June 30, 2017.  Noninterest expense for the six months ended June 30, 2018 totaled $20,925,000, an increase of $5,565,000 or 36 percent compared to noninterest expenses of $15,360,000 for the first six months of 2017.

The changes were primarily a result of the following components of noninterest expense, which had notable variances when comparing results for periods ending in 2018 versus the similar period in 2017:

(Dollars in Thousands)	Three Months Ended June 30,
	2018	2017	$ Variance	% Variance
Salaries and employee benefits	$4,542	$4,159	$383	9%
Occupancy expense, net	870	593	277	47%
Equipment expense	544	370	174	47%
FDIC Assessment	93	194	(101)	-52%
Legal and professional fees	256	189	67	35%
Marketing and advertising expense	230	131	99	76%
Software licensing	512	370	142	38%
Telephone expense	156	133	23	17%
Intangible amortization	248	24	224	933%
Merger and acquisition expense	222	14	208	1486%
Other expenses	1,897	1,215	682	56%

(Dollars in Thousands)	Six Months Ended June 30,
	2018	2017	$ Variance	% Variance

Salaries and employee benefits	$9,606	$8,389	$1,217	15%
Occupancy expense, net	1,667	1,241	426	34%
Equipment expense	952	751	201	27%
FDIC Assessment	321	388	(67)	-17%
Legal and professional fees	480	366	114	31%
Marketing and advertising expense	419	238	181	76%
Software licensing	1,026	699	327	47%
Telephone expense	303	259	44	17%
Intangible amortization	496	53	443	836%
Merger and acquisition expense	1,916	224	1,692	755%
Other expenses	3,394	2,334	1,060	45%

During the first half of 2018, merger and acquisition expenses of $1,916,000 were incurred in connection with (i) the completed acquisition of Scottdale on January 8, 2018 and the subsequent systems conversion activities, with such expenses including severance costs, legal and professional fees, investment banking fees, and information technology costs; and (ii) the planned acquisition of First Priority, with such expenses including primarily investment banking fees, merger-related legal expenses, and professional fees related to the preparation and filing of merger documents.  Merger and acquisition expenses of $224,000 recorded during the first half of 2017 were investment banking and legal fees related to the initial stages of the Scottdale acquisition.

Salaries and employee benefits expense increased $1,217,000 or 15 percent during the six months ended June 30, 2018, versus the same period in 2017, with the increase attributable to (i) the retail staff additions at the five retail locations added through the Scottdale acquisition and the opening of the Halifax, PA branch, all effective January 8, 2018, and (ii) the addition of commercial lending personnel and credit support staff in alignment with Mid Penn’s core banking growth.

Occupancy expenses increased $426,000 or 34 percent during the first six months of 2018 compared to the same period in 2017.  Similarly, equipment expense increased $201,000 or 27 percent during the first six months of 2018 compared to the first six months of 2017.  These increases were driven by (i) the facility operating costs and increased depreciation expense for building, furniture, and equipment associated with the addition of the above-noted Scottdale market and Halifax, PA branch offices, and (ii) depreciation and occupancy costs related to Mid Penn’s move to new administrative facilities in the Capital Region.

FDIC assessment expense was $321,000 for the six months ended June 30, 2018, a decrease of $67,000 or 17 percent compared to $388,000 for the six months ended June 30, 2017.  As a result of the Scottdale acquisition and successful workouts of non-performing assets, Mid Penn has reported more favorable capital and asset quality ratios, resulting in a lower FDIC Assessment rate for the second quarter of 2018.

Legal and professional fees for the six months ended June 30, 2018 increased by $114,000 or 31 percent compared to the same period in 2017 due to increased third-party services for wealth management, audit, and public relations activities.

MID PENN BANCORP, INC.

Marketing and advertising expense increased 76 percent, from $238,000 for the six months ended June 30, 2017 to $419,000 for the same period in 2018.  The increased costs were a result of increased marketing and branding initiatives related to the Scottdale acquisition, and market-specific business development promotions across Mid Penn’s footprint.

Software licensing costs were $1,026,000 during the six months ended June 30, 2018, an increase of $327,000 or 47 percent compared to $699,000 for the six months ended June 30, 2017. The increase is a result of additional costs to license all the Scottdale locations and new branches, upgrades to internal systems to enhance data management and storage capabilities given the larger company profile, and increases in certain core processing fees as our customer base and transaction volume continues to grow.

Intangible amortization increased from $53,000 during the six months ended June 30, 2017 to $496,000 during the same period in 2018. As a result of the Scottdale acquisition, Mid Penn added a core deposit intangible (CDI) asset of $4,940,000 which will amortize using the sum of the years’ digit method over a ten year period.  The resulting additional amortization recorded during the first half of 2018, related to the Scottdale CDI, was $449,000.

Other expense was $3,394,000 during the six months ended June 30, 2018, an increase of $1,060,000 or 45 percent compared to other expense of $2,334,000 for the same period in 2017.  Several categories within other expense drove this overall increase, including but not limited to: (i) increases to stationary and supplies, printing, postage, and insurance costs as a result of additional branches added since June 30, 2017;  (ii) increased loan collection costs and foreclosed real estate expenses; and (iii) higher subscription, travel and lodging, and employee relations costs, as both the Scottdale acquisition and organic growth have increased the organization’s geographic profile and employee base.

Income Taxes

The provision for income taxes was $452,000 for the three months ended June 30, 2018 compared to $769,000 for the three months ended June 30, 2017.  The effective tax rate for the three months ended June 30, 2018 was 14.0 percent compared to 24.7 percent for the three months ended June 30, 2017.   The provision for income taxes was $665,000 for the six months ended June 30, 2018 compared to $1,459,000 for the six months ended June 30, 2017.  The effective tax rate for the six months ended June 30, 2018 was 15.0 percent compared to 25.2 percent for the six months ended June 30, 2017.   The decrease in the provision for income taxes was largely driven by the decrease in the statutory tax rate from 34 percent to 21 percent as a result of the Tax Cuts and Jobs Act enacted December 22, 2017.  The statutory rate change was effective January 1, 2018.  Contributing to the decrease in the provision for income taxes was a one-time income tax benefit of $92,000 recorded in the second quarter of 2018 as a result of amended 2014 through 2016 tax returns, as corrected K-1 statements were received related to Mid Penn’s investment in a limited partnership which provides low-income housing in Enola, Pennsylvania.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and BOLI, as well as the impact of tax credits.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $1,415,647,000 as of June 30, 2018, an increase of $245,293,000 or 21 percent compared to total assets of $1,170,354,000 as of December 31, 2017.  Asset growth during the first half of 2018 includes the acquired loans, investments, cash, facilities, goodwill and core deposit intangible recorded from the legal closing of the Scottdale transaction.

Loans

Total loans at June 30, 2018 were $1,036,479,000 compared to $910,404,000 at December 31, 2017, an increase of $126,075,000 or over 13 percent since year-end 2017.  As a result of the Scottdale acquisition, on January 8, 2018, Mid Penn added to its loan portfolio, primarily within the residential mortgage and commercial real estate mortgage categories.  As of June 30, 2018, the outstanding balance of Scottdale acquired loans was $65,231,000.  The majority of Mid Penn’s organic loan growth in legacy markets continues to be commercial loans, including both commercial and industrial financing, and commercial real estate credits.

(Dollars in thousands)	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial and industrial	$204,724	19.8%	$188,033	20.7%
Commercial real estate	575,956	55.6%	515,012	56.6%
Commercial real estate - construction	82,690	8.0%	62,336	6.8%
Lease financing	153	0.0%	229	0.0%
Residential mortgage	120,260	11.6%	99,033	10.9%
Home equity	47,815	4.6%	41,893	4.6%
Consumer	4,881	0.5%	3,868	0.3%
	$1,036,479	100.0%	$910,404	100.0%

MID PENN BANCORP, INC.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

For the six months ended June 30, 2018, Mid Penn had net recoveries of $458,000 compared to net recoveries of $305,000 during the same period of 2017.  The primary reason for this favorable net recovery amount was that, during the second quarter of 2018, Mid Penn recovered $777,000 of principal from the successful workout of a commercial real estate relationship that originally had a partial charge-off in 2009.  Similarly, during the first quarter of 2017, Mid Penn recovered $318,000 of principal, as well as collected $279,000 in interest income, from the successful workout of a commercial real estate relationship that was partially charged-off in 2010.

Loans charged off during the first six months of 2018 totaled $351,000 and included two home equity loans for $167,000, one commercial and industrial loan for $129,000, one commercial real estate (construction) loan for $40,000, one residential mortgage loan for $5,000, one consumer loan for $3,000, and $7,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the six months ended June 30, 2018 and 2017 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Balance, beginning of period	$7,606	$7,183

Loans charged off during period	(351)	(76)
Recoveries of loans previously charged off	809	381
Net recoveries	458	305

Provision for loan and lease losses	125	225
Balance, end of period	$8,189	$7,713

Ratio of net loans recovered to average loans outstanding, annualized	-0.09%	-0.07%

Ratio of allowance for loan losses to net loans at end of period	0.79%	0.89%

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of June 30, 2018, December 31, 2017, and June 30, 2017.

(Dollars in thousands)
	June 30, 2018	December 31, 2017	June 30, 2017
Nonperforming Assets:
Nonaccrual loans	$8,612	$10,575	$5,218
Accruing troubled debt restructured loans	531	544	557
Total nonperforming loans	9,143	11,119	5,775

Foreclosed real estate	912	189	-
Total non-performing assets	10,055	11,308	5,775

Accruing loans 90 days or more past due	-	-	57
Total risk elements	$10,055	$11,308	$5,832

Nonperforming loans as a % of total
loans outstanding	0.88%	1.22%	0.67%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.97%	1.24%	0.67%

Ratio of allowance for loan losses
to nonperforming loans	89.57%	68.41%	133.56%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.  The decrease in nonperforming assets is primarily due to (i) the successful workout of one nonaccrual loan relationship during the second quarter which decreased the total nonaccrual loan pool by $1,094,000 and (ii) the sale of some collateral in an existing nonaccrual loan relationship resulting in total principal pay-down of $1,393,000.  Two loan relationships which account for $5,746,000 of the non-performing loan balance are discussed in more detail below.

Loan relationship no. 1 – At June 30, 2018, the contractual outstanding principal balance of this loan relationship was $4,410,000.  A $282,000 specific allowance allocation was assigned to this relationship. As part of the workout process, this loan was modified as a troubled debt restructured loan during 2017.  Management is pursuing diligent workout efforts, including proceeds from the sale of pledged collateral not associated with the primary operation of the business, to restore the loan to current status and to collect the remaining outstanding balance.

Loan relationship no. 2 – At June 30, 2018, the contractual outstanding principal balance of this loan relationship was $1,423,000 and was comprised of five loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  As part of the workout process, the loans in this relationship were modified as a troubled debt restructured loans during 2017.  During the second quarter of 2018, collateral was sold resulting in the principal payoff of three loans within this loan relationship totaling $1,393,000.  Given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

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

(Dollars in thousands)
	June 30, 2018	December 31, 2017
Period ending total loans outstanding	$1,036,479	$910,404
Allowance for loan and lease losses	8,189	7,606
Total Nonperforming loans	9,143	11,119
Nonperforming and impaired loans with partial charge-offs	315	1,701

Ratio of nonperforming loans with partial charge-offs
to total loans	0.03%	0.19%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	3.45%	15.30%

Coverage ratio net of nonperforming loans with
partial charge-offs	92.76%	80.76%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.79%	0.84%

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

Mid Penn had $9,670,000 loans deemed impaired at June 30, 2018.  Excluding $1,982,000 in loans acquired with credit deterioration from the Phoenix Bancorp, Inc. (“Phoenix”) and Scottdale acquisitions, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $7,688,000.  This pool of loans was further broken down into a group of loans with an aggregate carrying balance of $5,241,000 for which specific allocations totaling $574,000 were included within the loan loss reserve for these loans.  The remaining $2,447,000 of loans required no specific allocation within the loan loss reserve.  Of the $7,688,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix and Scottdale acquisitions, $4,324,000 were commercial and industrial relationships, $2,261,000 were commercial real estate relationships, $728,000 were residential relationships, $367,000 were commercial real estate – construction relationships, and $8,000 were home equity relationships.  There were specific loan loss reserve allocations of $282,000 against the commercial and industrial relationships, $238,000 against the commercial real estate relationships, and $54,000 against the commercial real estate – construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance of $8,189,000 is adequate as of June 30, 2018 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first six months of 2018 came from the $102,816,000 in proceeds from the sales of available-for-sale investment securities and the $65,025,000 in net cash received from the acquisition of Scottdale.

Major uses of cash in the first six months of 2018 were $79,383,000 for investment purchases, $55,732,000 to fund loan growth, and $34,611,000 to pay down short-term borrowings.

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

On a quarterly basis, a comprehensive liquidity analysis is reviewed by the Asset Liability Committee and Board of Directors.  The analysis provides a summary of the current liquidity measurements, projections, and future liquidity positions given various levels of liquidity stress.  Management also maintains a detailed Contingency Funding Plan designed to respond to overall stress in the financial condition of the banking industry or a liquidity problem specific to Mid Penn.

MID PENN BANCORP, INC.

Subordinated Debt

Subordinated Debt Issued December 2017

On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10,000,000 aggregate principal amount of its Subordinated Notes due 2028 (the “2017 Notes”). The 2017 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2017.

The 2017 Notes bear interest at a rate of 5.25% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 5.0%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018, for the first five years after issuance and will be payable quarterly in arrears thereafter on January 15, April 15, July 15, and October 15. The 2017 Notes will mature on January 1, 2028 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 21, 2022, and prior to January 1, 2028. Additionally, Mid Penn may redeem the 2017 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if: (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2017 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2017 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended. In the event of a redemption described in the previous sentence, Mid Penn will redeem the 2017 Notes at 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

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

The 2015 Notes bear interest at a rate of 5.15% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016. The 2015 Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the 2015 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2015 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2015 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

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

Mid Penn has implemented these changes in determining and reporting the regulatory ratios of Mid Penn and the Bank, and has concluded that the new rules do not have a material adverse effect on Mid Penn’s financial condition.

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

Shareholders’ equity increased by $66,072,000 or 87 percent, from $75,703,000 at December 31, 2017 to $141,775,000 at June 30, 2018.  The increase during the six months ended June 30, 2018 was attributed to (i) the issuance of 1,878,827 shares of Mid Penn common stock in connection with the acquisition of Scottdale, and (ii) growth in retained earnings through year-to-date net income.  These increases were partially offset by other comprehensive losses primarily due to the after-tax impact of the overall net unrealized decline in fair value of the available-for-sale investment portfolio since December 31, 2017.  Regulatory capital ratios for both Mid Penn and the Bank exceeded regulatory “well-capitalized” levels at both June 30, 2018 and 2017.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At June 30, 2018, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2018 and December 31, 2017:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required (1):		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of June 30, 2018:
Tier 1 Capital (to Average Assets)	$117,137	8.4%	$55,582	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	117,137	11.4%	65,734	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	117,137	11.4%	81,201	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	142,776	13.8%	101,823	9.875%	N/A	N/A

Bank
As of June 30, 2018:
Tier 1 Capital (to Average Assets)	$132,632	9.5%	$55,567	4.000%	$69,458	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	132,632	12.9%	65,723	6.375%	67,012	6.5%
Tier 1 Capital (to Risk Weighted Assets)	132,632	12.9%	81,187	7.875%	82,476	8.0%
Total Capital (to Risk Weighted Assets)	140,929	13.7%	101,806	9.875%	103,095	10.0%

Corporation
As of December 31, 2017:
Tier 1 Capital (to Average Assets)	$74,417	6.5%	$45,857	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	50,661	5.750%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	6,377	7.250%	N/A	N/A
Total Capital (to Risk Weighted Assets)	99,466	11.3%	81,498	9.250%	N/A	N/A

Bank
As of December 31, 2017:
Tier 1 Capital (to Average Assets)	$88,294	7.7%	$45,846	4.000%	$57,308	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	50,661	5.750%	57,269	6.5%
Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	63,877	7.250%	70,485	8.0%
Total Capital (to Risk Weighted Assets)	96,005	10.9%	81,498	9.250%	88,106	10.0%

(1) The minimum amounts and ratios as of June 30, 2018 include the third year phase in of the capital conservation buffer of 1.875% required by the Basel III framework.  At December 31, 2017, the minimum amounts and ratios included the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At June 30, 2018, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

June 30, 2018			December 31, 2017
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	10.09%	≥ -20%	300	7.83%	≥ -20%
200	6.69%	≥ -15%	200	5.12%	≥ -15%
100	3.30%	≥ -10%	100	2.41%	≥ -10%
0			0
(100)	-2.84%	≥ -10%	(100)	-1.49%	≥ -10%
(200)	-7.65%	≥ -15%	(200)	-6.19%	≥ -15%
(300)	-12.71%	≥ -20%	(300)	-11.37%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2018, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three and six months ended June 30, 2018, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

MID PENN BANCORP, INC.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 14, Subsequent Events, Litigation, under Part I, Item 1, Notes to Consolidated Financial Statements (Unaudited) and incorporated herein by reference.  At the time and based on information currently available, management is not aware of any litigation that would reasonably be expected to have a material adverse effect on the consolidated financial position of Mid Penn or its subsidiaries taken as a whole.  In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn or any of its properties.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, to determine if there were material changes applicable to the six months ended June 30, 2018.  In addition tothe risk factors previously disclosed in the Annual Report on Form 10-K, investors should consider the following:

Mid Penn may be unable to successfully integrate First Priority’s operations and retain First Priority’s employees.

The merger acquisition of First Priority involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include, among other things: integrating personnel with diverse business backgrounds; combining different corporate cultures; and retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of First Priority who are expected to be retained by Mid Penn. Mid Penn may not be successful in retaining these employees for the time period necessary to successfully integrate First Priority’s operations with those of Mid Penn. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of Mid Penn following the merger.

Additionally, Mid Penn may not be able to successfully achieve the level of cost savings and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of First Priority to the extent anticipated, or it may take longer, or be more difficult or expensive than expected to achieve these goals. This could have an adverse effect on Mid Penn’s business, results of operation and stock price.

The recently completed First Priority and Scottdale acquisitions may increase the risks associated with each of these mergers, as well as place a strain on Mid Penn’s financial and personnel resources that could adversely impact Mid Penn’s business.

On January 8, 2018, Mid Penn completed its acquisition of Scottdale and on July 31, 2018, Mid Penn completed its acquisition of First Priority. The recent completion mergers will cause Mid Penn to continue to incur significant expenditures and will require substantial attention and effort from Mid Penn’s management and other personnel. Mid Penn’s current and planned operations, personnel, facility size and configuration, systems and internal procedures and controls might be inefficient or inadequate to support these efforts at the same time. The increased risks and obligations associated with the mergers could place a strain on Mid Penn’s financial position and personnel resources, which may adversely affect Mid Penn’s stock price, revenues, results of operations and/or financial condition.

We may fail to realize all of the anticipated benefits of the First Priority merger.

The success of the First Priority merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Mid Penn and First Priority. However, to realize these anticipated benefits and cost savings, which include increased Mid Penn lending limits and access to stable core deposits, we must successfully combine the businesses of Mid Penn and First Priority. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all, or may take longer to realize than expected.

Another expected benefit from the merger is an expected increase in the revenues of the combined company from anticipated sales of Mid Penn’s greater variety of financial products, and from increased lending out of Mid Penn’s substantially larger capital base, to former First Priority customers and to new customers in First Priority’s market area who may be attracted by the combined company’s enhanced offerings. An inability to successfully market Mid Penn’s products to First Priority’s customer base could cause the earnings of the combined company to be less than anticipated.

Unanticipated costs relating to the First Priority merger could reduce Mid Penn’s future earnings per share.

Mid Penn believes that it has reasonably estimated the likely incremental costs of the combined operations of Mid Penn and First Priority following the merger. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as unanticipated costs to integrate the two businesses, increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, including negative changes in the value of the legacy First Priority loan portfolio, could have a material adverse effect on the results of operations and financial condition of Mid Penn following the merger. In addition, if actual costs are materially different than expected costs, the merger could have a significant dilutive effect on Mid Penn’s earnings per share.

MID PENN BANCORP, INC.

Pending litigation relating to the merger could require us to incur significant costs and suffer management distraction.

Mid Penn is not currently able to predict the outcome of any suit arising out of or relating to the First Priority merger that is currently pending or may be filed in the future.

Mid Penn is currently, and could be subject to additional, demands or litigation related to the merger. Such actions may create additional uncertainty relating to the merger, and responding to such demands and defending such actions may be costly and distracting to management. Although there can be no assurance as to the ultimate outcome of any pending or threatened demand or litigation related to the First Priority merger, based on information available to Mid Penn management at this time, Mid Penn believes that the resolution of such demands or litigation will not have a material adverse effect on its respective financial position, results of operations or cash flows.

For additional information regarding pending litigation related to the First Priority merger, refer to Note 14, Subsequent Events, Litigation, under Part I, Item 1, Notes to Consolidated Financial Statements (Unaudited) included in this filing.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 7, 2018

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	August 7, 2018