Form 10-Q
period 2018-09-30
MID PENN BANCORP INC
filed 2018-11-08
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, the registrant had 8,457,023 shares of common stock outstanding.

MID PENN BANCORP, INC.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$31,110	$19,795
Interest-bearing balances with other financial institutions	5,241	3,028
Federal funds sold	25,734	691
Total cash and cash equivalents	62,085	23,514

Investment securities available for sale, at fair value	110,527	93,465
Investment securities held to maturity, at amortized cost (fair value $167,120 and $100,483)	171,521	101,356
Loans held for sale	3,181	1,040
Loans and leases, net of unearned interest	1,567,286	910,404
Less: Allowance for loan and lease losses	(8,229)	(7,606)
Net loans and leases	1,559,057	902,798

Bank premises and equipment, net	25,467	16,168
Cash surrender value of life insurance	16,610	13,042
Restricted investment in bank stocks	3,373	4,384
Foreclosed assets held for sale	1,101	189
Accrued interest receivable	7,491	4,564
Deferred income taxes	4,432	1,888
Goodwill	62,767	3,918
Core deposit and other intangibles, net	7,708	434
Other assets	8,960	3,594
Total Assets	$2,044,280	$1,170,354

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$271,142	$163,714
Interest-bearing demand	438,928	349,241
Money Market	356,729	246,220
Savings	224,746	62,770
Time	470,920	201,623
Total Deposits	1,762,465	1,023,568

Short-term borrowings	1,771	34,611
Long-term debt	18,064	12,352
Subordinated debt	27,088	17,338
Accrued interest payable	2,262	645
Other liabilities	10,795	6,137
Total Liabilities	1,822,445	1,094,651

Shareholders' Equity:
Series D preferred stock, par value $1.00; liquidation value $1,000; authorized 3,404 shares;
9% cumulative dividend; 3,404 and 0 shares issued and outstanding at September 30, 2018
and December 31, 2017, respectively	3,404	—
Common stock, par value $1.00; authorized 10,000,000 shares; 8,457,023 and 4,246,216
shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	8,457	4,242
Additional paid-in capital	177,421	40,970
Retained earnings	36,244	32,565
Accumulated other comprehensive loss	(3,691)	(2,074)
Total Shareholders’ Equity	221,835	75,703
Total Liabilities and Shareholders' Equity	$2,044,280	$1,170,354

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans and leases	$17,715	$10,213	$41,125	$29,864
Interest on interest-bearing balances	26	5	52	12
Interest on federal funds sold	78	23	399	97
Interest and dividends on investment securities:
U.S. Treasury and government agencies	965	617	2,601	1,636
State and political subdivision obligations, tax-exempt	636	240	1,695	820
Other securities	163	52	411	159
Total Interest Income	19,583	11,150	46,283	32,588
INTEREST EXPENSE
Interest on deposits	3,183	1,425	6,960	3,906
Interest on short-term borrowings	38	30	50	43
Interest on long-term and subordinated debt	451	179	1,070	538
Total Interest Expense	3,672	1,634	8,080	4,487
Net Interest Income	15,911	9,516	38,203	28,101
PROVISION FOR LOAN AND LEASE LOSSES	100	—	225	225
Net Interest Income After Provision for Loan and Lease Losses	15,811	9,516	37,978	27,876
NONINTEREST INCOME
Income from fiduciary activities	325	217	851	613
Service charges on deposits	242	175	667	554
Net gain on sales of investment securities	30	22	132	42
Earnings from cash surrender value of life insurance	76	65	205	196
Mortgage banking income	197	230	558	646
ATM debit card interchange income	317	233	908	689
Merchant services income	90	84	261	250
Net gain on sales of SBA loans	68	262	477	703
Other income	820	276	1,312	669
Total Noninterest Income	2,165	1,564	5,371	4,362
NONINTEREST EXPENSE
Salaries and employee benefits	6,680	4,277	16,286	12,666
Occupancy expense, net	1,063	631	2,730	1,872
Equipment expense	579	398	1,531	1,149
Pennsylvania bank shares tax expense	131	170	473	500
FDIC Assessment	187	197	508	585
Legal and professional fees	272	218	752	584
Marketing and advertising expense	274	139	693	377
Software licensing	602	397	1,628	1,096
Telephone expense	177	120	480	379
Loss on sale or write-down of foreclosed assets	45	—	48	88
Intangible amortization	341	25	837	78
Merger and acquisition expense	3,039	243	4,955	467
Other expenses	1,874	1,145	5,268	3,479
Total Noninterest Expense	15,264	7,960	36,189	23,320
INCOME BEFORE PROVISION FOR INCOME TAXES	2,712	3,120	7,160	8,918
Provision for income taxes	548	871	1,213	2,330
NET INCOME	$2,164	$2,249	$5,947	$6,588
Series D preferred stock dividends	38	—	38	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,126	$2,249	$5,909	$6,588

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.28	$0.53	$0.89	$1.56
Cash Dividends Paid	$0.15	$0.13	$0.55	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,
	2018	2017

Net income	$2,164	$2,249

Other comprehensive (loss) income:

Unrealized losses arising during the period on available-for-sale
securities, net of income taxes of ($157) and ($1), respectively	(589)	(1)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($6) and ($7), respectively (a)	(23)	(15)

Change in defined benefit plans, net of income taxes of $66 and ($2), respectively (b)	247	(3)

Reclassification adjustment for settlement gains on benefit plans, net of income taxes
of ($25) and $0, respectively (c)	(92)	—

Total other comprehensive (loss)	(457)	(19)

Total comprehensive income	$1,707	$2,230

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017

Net income	$5,947	$6,588

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available-for-sale
securities, net of income tax impact of ($730) and $956, respectively	(2,746)	1,858

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income tax impact of $(28) and $(14), respectively (a)	(104)	(28)

Change in defined benefit plans, net of income tax impact of $423 and ($2), respectively (b)	1,591	(7)

Reclassification adjustment for settlement gains on benefit plans, net of income taxes
of ($104) and $0, respectively (c)	(393)	—

Total other comprehensive (loss) income	(1,652)	1,823

Total comprehensive income	$4,295	$8,411

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)

The change in defined benefit plans includes several components of net periodic benefit costs, including service costs, interest costs, expected return on plan assets, and amortization of prior service costs.  Please reference Note 9 – Defined Benefit Plans, for the classification of these components on Consolidated Statements of Income.

(c)	Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2018 and 2017

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2018	$—	$4,242	$40,970	$32,565	$(2,074)	$75,703
Impact of adoption of new accounting standard (a)	—	—	—	(44)	35	(9)
Balance at January 1, 2018, adjusted	—	4,242	40,970	32,521	(2,039)	75,694
Net income	—	—	—	5,947	—	5,947
Total other comprehensive loss, net of taxes	—	—	—	—	(1,652)	(1,652)
Series D preferred stock issued in connection with the First Priority acquisition	3,404	—	—	—	—	3,404
Series D preferred stock dividends	—	—	—	(38)		(38)
Common stock dividends declared	—	—	—	(2,186)	—	(2,186)
Common stock issued to Scottdale shareholders (1,878,827 shares) (b)	—	1,879	62,302	—	—	64,181
Common stock issued to First Priority shareholders (2,320,800 shares) (c)	—	2,321	73,801	—	—	76,122
Employee Stock Purchase Plan (2,640 shares)	—	2	82	—	—	84
Director Stock Purchase Plan (2,893 shares)		3	89	—	—	92
Restricted stock activity (9,647 shares)	—	10	177	—	—	187
Balance, September 30, 2018	$3,404	$8,457	$177,421	$36,244	$(3,691)	$221,835

Balance, January 1, 2017	$—	$4,233	$40,688	$28,399	$(2,853)	$70,467
Net income	—	—	—	6,588	—	6,588
Total other comprehensive income, net of taxes	—	—	—	—	1,823	1,823
Common stock dividends declared	—	—	—	(1,653)	—	(1,653)
Employee Stock Purchase Plan (2,747 shares)	—	3	73	—	—	76
Director Stock Purchase Plan (714 shares)		1	20	—	—	21
Restricted stock activity (3,996 shares)	—	4	65	—	—	69
Balance, September 30, 2017	$—	$4,241	$40,846	$33,334	$(1,030)	$77,391

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 4 to the consolidated financial statements for more information.
(b)	Shares issued on January 8, 2018 as a result of the acquisition of The Scottdale Bank & Trust Company (“Scottdale”). See Note 3 to the consolidated financial statements for more information.
(c)	Shares issued on July 31, 2018 as a result of the acquisition of First Priority Financial Corp. (“First Priority”). See Note 2 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net Income	$5,947	$6,588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	225	225
Depreciation	1,671	1,075
Amortization of intangibles	837	78
Net amortization (accretion) of security discounts/premiums	308	(770)
Gain on sales of investment securities	(132)	(42)
Earnings on cash surrender value of life insurance	(205)	(196)
Mortgage loans originated for sale	(35,437)	(33,500)
Proceeds from sales of mortgage loans originated for sale	33,854	34,327
Gain on sale of mortgage loans	(558)	(646)
SBA loans originated for sale	(6,061)	(8,902)
Proceeds from sales of SBA loans originated for sale	6,539	9,604
Gain on sale of SBA loans	(477)	(703)
Loss (gain) on disposal of property, plant, and equipment	70	(10)
Loss on sale or write-down of foreclosed assets	48	88
Stock compensation expense	187	69
Deferred income tax benefit	3,526	1,016
Decrease (increase) in accrued interest receivable	355	(231)
Increase in other assets	(4,400)	(1,311)
Increase in accrued interest payable	528	425
(Decrease) increase in other liabilities	(535)	2,288
Net Cash Provided By Operating Activities	6,290	9,472

Investing Activities:
Proceeds from the sale of available-for-sale securities	155,626	52,314
Proceeds from the maturity or call of available-for-sale securities	15,483	7,046
Purchases of available-for-sale securities	(21,142)	(15,196)
Proceeds from the maturity or call of held-to-maturity securities	8,961	—
Purchases of held-to-maturity securities	(72,877)	(86,092)
Net cash received from acquisitions	72,616	—
Redemptions (purchases) of restricted investment in bank stock	3,345	(1,292)
Net increase in loans and leases	(75,111)	(63,400)
Proceeds from the sale of bank premises and equipment held for sale	—	2,201
Purchases of bank premises and equipment	(8,397)	(4,558)
Proceeds from the sale of foreclosed assets	194	136
Net Cash Provided by (Used In) Investing Activities	78,698	(108,841)

Financing Activities:
Net increase in deposits	23,970	91,302
Net (decrease) increase in short-term borrowings	(67,165)	20,000
Common stock dividends paid	(3,246)	(1,653)
Employee Stock Purchase Plan	84	76
Director Stock Purchase Plan	92	21
Long-term debt repayment	(152)	(166)
Net Cash (Used In) Provided By Financing Activities	(46,417)	109,580

Net increase in cash and cash equivalents	38,571	10,211
Cash and cash equivalents, beginning of period	23,514	45,973
Cash and cash equivalents, end of period	$62,085	$56,184

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,463	$4,062
Income taxes paid	$225	$3,165

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$1,018	$33

Assets, Liabilities, and Equity in Connection with Mergers (a):

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017
Assets Acquired:
Securities	$177,016	$—
Loans	582,392	—
Restricted stock	2,334	—
Property and equipment	2,643	—
Foreclosed assets	136	—
Deferred income taxes	4,168	—
Accrued interest receivable	3,282	—
Core deposit intangible	7,976	—
Cash surrender value of life insurance	3,363
Other assets	1,100	—
	$784,410	$—

Liabilities Assumed:
Deposits	$714,927	$—
Borrowings	$49,939
Accrued interest payable	1,089	—
Other liabilities	6,213	—
	$772,168	$—

Equity Assumed:
Preferred stock	$3,404	$—
	$3,404	$—

(a)

This disclosure includes the impact of both the acquisition of The Scottdale Bank and Trust Company, effective January 8, 2018, and the acquisition of First Priority Financial Corp., effective July 31, 2018.  Please reference Notes 2 and 3 for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Company”) and its wholly-owned subsidiary, Mid Penn Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the September 30, 2017 and December 31, 2017 balances have been reclassified, when, and if necessary, to conform to the 2018 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. (“First Priority”), pursuant to the previously announced Agreement and Plan of Merger dated as of January 16, 2018. First Priority was merged with and into Mid Penn, with Mid Penn being the surviving corporation. Refer to Note 2, Acquisition of First Priority Financial Corp., as well as the Company’s Current Report on Form 8-K filed on August 1, 2018, for more information.

On January 8, 2018, Mid Penn completed its acquisition of The Scottdale Bank & Trust Company (“Scottdale”), a Pennsylvania bank and trust company, through the merger of Scottdale with and into Mid Penn Bank pursuant to the previously announced Agreement and Plan of Merger, dated as of March 29, 2017, among Mid Penn, Mid Penn Bank and Scottdale.  Refer to Note 3, Acquisition of The Scottdale Bank & Trust Company, as well as the Company’s Current Report on Form 8-K filed on January 8, 2018, for more information.

The comparability of the financial condition and results of operations as of and for the three and nine months ended September 30, 2018 and 2017, in general, have been materially impacted by the acquisitions of First Priority and Scottdale.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

(2)	Acquisition of First Priority Financial Corp.

On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp., through the merger of First Priority with and into Mid Penn.   In connection with this acquisition, First Priority Bank, First Priority’s wholly owned bank subsidiary, was merged with and into Mid Penn Bank.

Pursuant to the merger agreement between Mid Penn and First Priority, the common shareholders of First Priority received 0.3481 shares of Mid Penn common stock for each share of First Priority common stock owned.  Additionally, outstanding options to purchase First Priority common stock at the time of the merger were converted into the right to receive cash at a per-option value of $11.07 less the applicable exercise price, without interest.  As a result of the acquisition, Mid Penn’s fulfillment of the merger consideration requirements resulted in (i) the issuance of 2,320,800 shares of Mid Penn common stock, (ii) the payment $3,801,000 related to cashing out the stock options, and (iii) cash paid of $6,000 in lieu of fractional shares, resulting in a combined fair value of total consideration paid of $79,929,000.

The assets and liabilities of First Priority were recorded on the consolidated balance sheet of the Company at their estimated fair value as of July 31, 2018, and their results of operations have been included in the consolidated income statement of the Company since such date.  First Priority has been fully integrated into Mid Penn; therefore, the amount of revenue and earnings of First Priority included in the consolidated income statement since the acquisition date is impracticable to provide.

Included in the purchase price was $39,659,000 of goodwill, a core deposit intangible of $2,832,000, and a trade name intangible of $205,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense related to the First Priority acquisition for the five years beginning 2018 through 2022 is estimated to be $215,000, $493,000, $442,000, $390,000, and $339,000 per year, respectively, and $953,000 in total for the five years after 2022.

MID PENN BANCORP, INC.

The allocation of the purchase price is as follows:

(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$11,398
Investment securities	62,977
Restricted stock	2,237
Loans	511,623
Goodwill	39,659
Core deposit intangible	2,832
Trade name intangible	205
Premises and equipment	1,147
Foreclosed assets	125
Deferred income taxes	3,118
Accrued interest receivable	2,293
Other assets	4,197
Total assets acquired	641,811
Liabilities assumed:
Deposits	504,946
Borrowings	49,939
Accrued interest payable	1,073
Other liabilities	2,520
Total liabilities assumed	558,478
Equity acquired:
Preferred stock	3,404
Total equity acquired and liabilities assumed	561,882

Consideration paid	$79,929

Cash paid	$3,807
Fair value of common stock issued	76,122

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date.  The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities and equity assumed in the First Priority transaction.

(Dollars in thousands)

Total purchase price (consideration paid)	$79,929

Net assets acquired:
Cash and cash equivalents	11,398
Investment securities	62,977
Restricted stock	2,237
Loans	511,623
Core deposit intangible	2,832
Trade name intangible	205
Premises and equipment	1,147
Foreclosed assets	125
Deferred income taxes	3,118
Accrued interest receivable	2,293
Other assets	4,197
Deposits	(504,946)
Borrowings	(49,939)
Accrued interest payable	(1,073)
Other liabilities	(2,520)
Preferred stock	(3,404)
40,270
Goodwill	$39,659

MID PENN BANCORP, INC.

In general, factors contributing to goodwill recognized as a result of the First Priority acquisition include expected cost savings from combined operations, opportunities to expand into several new markets, and growth and profitability potential from the repositioning of short-term investments into higher-yielding loans.  The goodwill acquired as a result of the First Priority acquisition is not tax deductible.

The fair value of the financial assets acquired included loans receivable with a net amortized cost basis of $511,623,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(Dollars in thousands)

Gross amortized cost basis at January 8, 2018	$521,644
Market rate adjustment	(3,023)
Credit fair value adjustment on pools of homogeneous loans	(6,742)
Credit fair value adjustment on impaired loans	(256)
Fair value of purchased loans at January 8, 2018	$511,623

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

The information about the acquired First Priority impaired loan portfolio as of July 31, 2018 is as follows:

(Dollars in thousands)

Contractually required principal and interest at acquisition	$1,855
Contractual cash flows not expected to be collected (nonaccretable discount)	(858)
Expected cash flows at acquisition	997
Interest component of expected cash flows (accretable discount)	(125)
Fair value of acquired loans	$872

The following table presents pro forma information as if the merger between Mid Penn and First Priority had been completed on January 1, 2017.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with First Priority at the beginning of 2017.  The supplemental pro forma earnings for nine months ended September 30, 2018 excludes $3,661,000 of merger related costs related to the First Priority acquisition, which included approximately $1,475,000 of severance and retention bonus expenses. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net interest income after loan loss provision	$17,373	$11,089	$48,914	$41,480
Noninterest income	2,220	1,688	5,754	5,000
Noninterest expense	13,543	10,677	41,532	37,757
Net income	5,502	1,533	10,995	6,368
Net income per common share	0.70	0.25	1.49	0.97

MID PENN BANCORP, INC.

(3)	Acquisition of The Scottdale Bank and Trust Company

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

The assets and liabilities of Scottdale were recorded on the consolidated balance sheet of the Company at their estimated fair value as of January 8, 2018, and their results of operations have been included in the consolidated income statement of the Company since such date.  Scottdale has been fully integrated into Mid Penn; therefore, the amount of revenue and earnings of Scottdale included in the consolidated income statement since the acquisition date is impracticable to provide.

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

MID PENN BANCORP, INC.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities and equity assumed in the Scottdale transaction.

(Dollars in thousands)

Total purchase price (consideration paid)	$66,973

Net assets acquired:
Cash and cash equivalents	67,817
Investment securities	114,039
Restricted stock	97
Loans	70,769
Core deposit intangible	4,940
Premises and equipment	1,496
Foreclosed assets	11
Deferred income taxes	1,050
Accrued interest receivable	989
Other assets	266
Deposits	(209,981)
Accrued interest payable	(16)
Other liabilities	(3,693)
47,784
Goodwill	$19,189

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

MID PENN BANCORP, INC.

The following table presents pro forma information as if the merger between Mid Penn Bank and Scottdale had been completed on January 1, 2017.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn Bank merged with Scottdale at the beginning of 2017.  The supplemental pro forma earnings for the nine months ended September 30, 2018 exclude both (i) adjustments to estimate the eight day impact of Scottdale due to immateriality and impracticality and (ii) $1,294,000 of merger related costs incurred in 2018 related to the Scottdale acquisition, which included approximately $518,000 of severance and retention bonus expenses. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net interest income after loan loss provision	$15,811	$11,074	$37,978	$32,455
Noninterest income	2,165	1,658	5,371	4,729
Noninterest expense	15,232	9,411	34,895	28,759
Net income	2,196	2,424	7,109	6,150
Net income per common share	0.29	0.40	1.16	1.01

(4)	Investment Securities

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

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of September 30, 2018,  December 31, 2017, or September 30, 2017, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to relate to changes in interest rates, and not erosion of credit quality.

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

MID PENN BANCORP, INC.

The amortized cost, fair value, and unrealized gains and losses on investment securities at September 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$40,590	$—	$2,640	$37,950
Mortgage-backed U.S. government agencies	41,677	-	1,490	40,187
State and political subdivision obligations	33,306	54	2,213	31,147
Corporate debt securities	1,250	-	7	1,243
Total available-for-sale debt securities	116,823	54	6,350	110,527
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	16,480	5	261	16,224
Mortgage-backed U.S. government agencies	69,344	2	1,998	67,348
State and political subdivision obligations	84,154	19	2,157	82,016
Corporate debt securities	1,543	—	11	1,532
Total held-to-maturity debt securities	171,521	26	4,427	167,120
Total	$288,344	$80	$10,777	$277,647

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$40,125	$—	$1,395	$38,730
Mortgage-backed U.S. government agencies	26,398	2	569	25,831
State and political subdivision obligations	27,775	7	739	27,043
Corporate debt securities	1,350	5	—	1,355
Total available-for-sale debt securities	95,648	14	2,703	92,959
Available-for-sale equity securities:
Equity securities	550	—	44	506
Total available-for-sale equity securities	550	—	44	506
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	10,984	—	90	10,894
Mortgage-backed U.S. government agencies	53,472	—	523	52,949
State and political subdivision obligations	36,900	41	301	36,640
Total held-to-maturity debt securities	101,356	41	914	100,483
Total	$197,554	$55	$3,661	$193,948

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

Equity securities consist of Community Reinvestment Act funds and, as of September 30, 2018 and December 31, 2017, Mid Penn had $488,000 and $506,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss, net of tax.  At December 31, 2017, net unrealized gains of $44,000 had been recognized in accumulated other comprehensive loss. On January 1, 2018, with the adoption of ASU 2016-01, these unrealized gains and losses were reclassified out of accumulated other comprehensive loss and into retained earnings and subsequent changes in fair value are now recognized in net income and the fair value of securities is presented in other assets.  No equity securities were sold during the three and nine months ended September 30, 2018.

Investment securities having a fair value of $240,070,000 at September 30, 2018 and $141,465,000 at December 31, 2017 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.

MID PENN BANCORP, INC.

Gross realized gains and losses on sales of available-for-sale debt securities for the three and nine months ended September 30, 2018 and 2017 are shown in the table below.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Realized gains	$30	$46	$141	$246
Realized losses	-	(24)	(9)	(204)
Net gains	$30	$22	$132	$42

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
September 30, 2018	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	1	$484	$4	21	$37,466	$2,636	22	$37,950	$2,640
Mortgage-backed U.S. government agencies	12	18,385	360	18	21,777	1,130	30	40,162	1,490
State and political subdivision obligations	14	7,144	285	45	20,283	1,928	59	27,427	2,213

Corporate debt securities	1	993	7	—	—	—	1	993	7
Total temporarily impaired available-for-sale debt securities	28	27,006	656	84	79,526	5,694	112	106,532	6,350

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	4	9,313	206	2	4,942	55	6	14,255	261
Mortgage-backed U.S. government agencies	35	49,974	1,279	12	16,406	719	47	66,380	1,998
State and political subdivision obligations	171	69,513	1,730	20	7,147	427	191	76,660	2,157
Corporate debt securities	1	1,532	11	—	—	—	1	1,532	11
Total temporarily impaired held-to-maturity debt securities	211	130,332	3,226	34	28,495	1,201	245	158,827	4,427
Total	239	$157,338	$3,882	118	$108,021	$6,895	357	$265,359	$10,777

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2017	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	3	$5,008	$184	18	$33,722	$1,211	21	$38,730	$1,395
Mortgage-backed U.S. government agencies	4	5,267	75	15	20,497	494	19	25,764	569
State and political subdivision obligations	11	6,144	102	40	19,091	637	51	25,235	739
Equity securities	—	—	—	1	506	44	1	506	44
Total temporarily impaired available-for-sale securities	18	$16,419	$361	74	$73,816	$2,386	92	$90,235	$2,747
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	—	—	—	4	10,894	90	4	10,894	90
Mortgage-backed U.S. government agencies	—	—	—	35	52,949	523	35	52,949	523
State and political subdivision obligations	—	—	—	77	29,976	301	77	29,976	301
Total temporarily impaired held to maturity securities	0	—	—	116	93,819	914	116	93,819	914
Total	18	$16,419	$361	190	$167,635	$3,300	208	$184,054	$3,661

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

At both September 30, 2018 and December 31, 2017, the majority of available-for-sale securities and held-to-maturity securities in an unrealized loss position were obligations of state and political subdivisions, U.S. Treasury and agency securities, and mortgage-backed U.S. government agencies.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of September 30, 2018.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
September 30, 2018	Cost	Value	Cost	Value
Due in 1 year or less	$-	$-	$3,084	$3,080
Due after 1 year but within 5 years	19,586	18,828	15,466	15,163
Due after 5 years but within 10 years	43,451	40,271	82,415	80,337
Due after 10 years	12,109	11,241	1,212	1,192
	75,146	70,340	102,177	99,772

Mortgage-backed securities	41,677	40,187	69,344	67,348
	$116,823	$110,527	$171,521	$167,120

MID PENN BANCORP, INC.

(5)	Loans and Allowance for Loan and Lease Losses

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

MID PENN BANCORP, INC.

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $171,000 at September 30, 2018 and $105,000 at December 31, 2017.  The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

MID PENN BANCORP, INC.

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

The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measureable through either the specific and general components. For example, at times Mid Penn could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.

Mid Penn generally considers a commercial loan (consisting of commercial and industrial, commercial real estate, commercial real estate-construction, and lease financing loan classes) to be impaired when it becomes 90 days or more past due and not in the process of collection, or sooner when it is probable that Mid Penn will be unable to collect all contractual principal and interest due.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time, the loan would generally be considered collateral dependent as the discounted cash flow method would generally indicate no operating income available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.

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

MID PENN BANCORP, INC.

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

The classes of the loan portfolio, summarized by the pass rating (net of deferred fees and costs of $443,000 as of September 30, 2018 and $464,000 as of December 31, 2017), and the classified ratings of special mention and substandard within Mid Penn’s internal risk rating system as of September 30, 2018 and December 31, 2017, are as follows:

(Dollars in thousands)		Special
September 30, 2018	Pass	Mention	Substandard	Total
Commercial and industrial	$259,870	$2,106	$7,174	$269,150
Commercial real estate	801,897	1,917	9,008	812,822
Commercial real estate - construction	145,001	—	367	145,368
Lease financing	132	—	—	132
Residential mortgage	252,997	148	2,241	255,386
Home equity	73,753	—	96	73,849
Consumer	10,579	—	—	10,579
	$1,544,229	$4,171	$18,886	$1,567,286

(Dollars in thousands)		Special
December 31, 2017	Pass	Mention	Substandard	Total
Commercial and industrial	$182,168	$453	$5,412	$188,033
Commercial real estate	505,397	1,435	8,180	515,012
Commercial real estate - construction	61,667	182	487	62,336
Lease financing	229	—	—	229
Residential mortgage	97,814	157	1,062	99,033
Home equity	41,479	105	309	41,893
Consumer	3,868	—	—	3,868
	$892,622	$2,332	$15,450	$910,404

Mid Penn had no loans classified as doubtful as of September 30, 2018 and December 31, 2017.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$13	$—
Commercial real estate	2,033	2,553	—	3,424	4,056	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	832	940	—	760	877	—
Home equity	25	126	—	260	295	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$28	$28	$—	$—	$—	$—
Commercial real estate	1,456	1,456	—	555	555	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	1,264	1,264	—	306	306	—
Home equity	4	4	—	—	—	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,527	$4,635	$489	$4,434	$4,460	$136
Commercial real estate	857	872	243	1,423	1,589	293
Commercial real estate - construction	367	370	38	487	492	100
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$4,555	$4,663	$489	$4,434	$4,473	$136
Commercial real estate	4,346	4,881	243	5,402	6,200	293
Commercial real estate - construction	367	370	38	487	492	100
Lease financing	—	—	—	—	—	—
Residential mortgage	2,096	2,204	—	1,066	1,183	—
Home equity	29	130	—	260	295	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2018 and 2017 are summarized as follows:

	Three Months Ended
	September 30, 2018		September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	1,872	—	751	—
Commercial real estate - construction	—	—	42	—
Lease financing	—	—	—	—
Residential mortgage	780	11	847	—
Home equity	17	—	294	3
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$24	$—	$—	$—
Commercial real estate	1,470	7	570	—
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	677	—	318	—
Home equity	1	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,425	$—	$2,230	$—
Commercial real estate	703	—	2,148	—
Commercial real estate - construction	367	—	487	—
Lease financing	—	—	—	—
Residential mortgage	—	—	66	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$4,449	$—	$2,230	$—
Commercial real estate	4,045	7	3,469	—
Commercial real estate - construction	367	—	529	—
Lease financing	—	—	—	—
Residential mortgage	1,457	11	1,231	—
Home equity	18	—	294	3
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Nine Months Ended
	September 30, 2018		September 30, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$16	$—
Commercial real estate	3,040	3	551	279
Commercial real estate - construction	—	—	164	—
Lease financing	—	—	—	—
Residential mortgage	769	27	852	18
Home equity	148	—	184	5
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$21	$—	$—	$—
Commercial real estate	1,365	23	682	110
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	726	—	339	—
Home equity	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,424	$—	$892	$—
Commercial real estate	456	—	2,446	—
Commercial real estate - construction	367	—	390	—
Lease financing	—	—	—	—
Residential mortgage	—	—	53	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$4,445	$—	$908	$—
Commercial real estate	4,861	26	3,679	389
Commercial real estate - construction	367	—	554	—
Lease financing	—	—	—	—
Residential mortgage	1,495	27	1,244	18
Home equity	148	—	184	5
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class as of September 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Commercial and industrial	$4,555	$4,434
Commercial real estate	3,910	4,902
Commercial real estate - construction	367	487
Residential mortgage	1,490	492
Home equity	29	260
	$10,351	$10,575

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  As of September 30, 2018 and December 31, 2017, Mid Penn had no accruing loans past due greater than 90 days. The classes of the loan portfolio summarized by the past due status as of September 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total Past
September 30, 2018	Due	Due	Days	Due	Current	Total Loans
Commercial and industrial	$-	$4	$4,302	$4,306	$264,816	$269,122
Commercial real estate	710	—	273	983	810,383	811,366
Commercial real estate - construction	—	—	367	367	145,001	145,368
Lease financing	—	—	—	—	132	132
Residential mortgage	409	—	290	699	253,423	254,122
Home equity	24	25	19	68	73,777	73,845
Consumer	—	18	—	18	10,561	10,579
Loans acquired with credit deterioration:
Commercial and industrial	—	23	—	23	5	28
Commercial real estate	—	—	991	991	465	1,456
Commercial real estate - construction	—	—	—	—	-	-
Lease financing	—	—	—	—	-	-
Residential mortgage	—	—	237	237	1,027	1,264
Home equity	—	—	4	4	-	4
Consumer	—	—	—	—	-	-
Total	$1,143	$70	$6,483	$7,696	$1,559,590	$1,567,286

(Dollars in thousands)	30-59	60-89	Greater
	Days Past	Days Past	than 90	Total Past
December 31, 2017	Due	Due	Days	Due	Current	Total Loans
Commercial and industrial	$4,439	$16	$-	$4,455	$183,578	$188,033
Commercial real estate	-	-	3,669	3,669	510,788	514,457
Commercial real estate - construction	-	-	487	487	61,849	62,336
Lease financing	-	-	-	-	229	229
Residential mortgage	310	467	177	954	97,773	98,727
Home equity	54	98	250	402	41,491	41,893
Consumer	3	-	-	3	3,865	3,868
Loans acquired with credit deterioration:
Commercial and industrial	-	-	-	-	-	-
Commercial real estate	500	-	55	555	-	555
Commercial real estate - construction	-	-	-	-	-	-
Lease financing	-	-	-	-	-	-
Residential mortgage	-	31	193	224	82	306
Home equity	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$5,306	$612	$4,831	$10,749	$899,655	$910,404

MID PENN BANCORP, INC.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2018	$2,120	$4,723	$146	$-	$441	$420	$4	$335	$8,189
Charge-offs	(12)	(34)	-	-	(10)	-	(11)	-	(67)
Recoveries	-	2	-	-	-	-	5	-	7
Provisions	232	130	(12)	-	38	16	7	(311)	100
Ending balance,
September 30, 2018	$2,340	$4,821	$134	$-	$469	$436	$5	$24	$8,229

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2018	$1,795	$4,435	$178	$-	$428	$423	$3	$344	$7,606
Charge-offs	(142)	(34)	(40)	-	(14)	(167)	(21)	-	(418)
Recoveries	1	807	-	-	-	-	8	-	816
Provisions	686	(387)	(4)	-	55	180	15	(320)	225
Ending balance,
September 30, 2018	2,340	4,821	134	-	469	436	5	24	8,229
Individually evaluated for impairment	489	243	38	-	-	-	-	-	770
Ending balance:
collectively evaluated for impairment	$1,851	$4,578	$96	$-	$469	$436	$5	$24	$7,459

Loans receivables:
Ending balance	$269,150	$812,822	$145,368	$132	$255,386	$73,849	$10,579	$-	$1,567,286
Ending balance: individually evaluated for impairment	4,527	2,890	367	-	832	25	-	-	8,641
Ending balance: acquired with credit deterioration	28	1,456	-	-	1,264	4	-	-	2,752
Ending balance: collectively evaluated for impairment	$264,595	$808,476	$145,001	$132	$253,290	$73,820	$10,579	$-	$1,555,893

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2017	$1,795	$4,435	$178	$-	$428	$423	$3	$344	$7,606
individually evaluated for impairment	136	293	100	-	-	-	-	-	529
Ending balance:
collectively evaluated for impairment	$1,659	$4,142	$78	$-	$428	$423	$3	$344	$7,077

Loans receivable:
Beginning balance,
January 1, 2017	$188,033	$515,012	$62,336	$229	$99,033	$41,893	$3,868	$-	$910,404
Individually evaluated for impairment	4,434	4,847	487	-	760	260	-	-	10,788
Acquired with credit deterioration	-	555	-	-	306	-	-	-	861
Ending balance:
collectively evaluated for impairment	$183,599	$509,610	$61,849	$229	$97,967	$41,633	$3,868	$-	$898,755

MID PENN BANCORP, INC.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2017	$1,628	$4,981	$140	$1	$539	$404	$4	$16	$7,713
Charge-offs	-	(207)	-	-	(7)	(20)	(5)	-	(239)
Recoveries	5	22	-	-	-	-	1	-	28
Provisions	166	(326)	36	(1)	7	53	5	60	-
Ending balance,
September 30, 2017	$1,799	$4,470	$176	$-	$539	$437	$5	$76	$7,502

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2017	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(12)	(237)	-	-	(25)	(20)	(21)	-	(315)
Recoveries	11	383	-	-	4	5	6	-	409
Provisions	220	1	32	(1)	19	73	17	(136)	225
Ending balance,
September 30, 2017	1,799	4,470	176	-	539	437	5	76	7,502
Individually evaluated for impairment	150	375	100	-	66	-	-	-	691
Ending balance:
collectively evaluated for impairment	$1,649	$4,095	$76	$-	$473	$437	$5	$76	$6,811

Loans receivables:
Ending balance	$182,857	$490,603	$58,074	$259	$101,073	$40,350	$4,170	$-	$877,386
Ending balance: individually evaluated for impairment	4,460	2,148	487	-	856	261	-	-	8,212
Ending balance: acquired with credit deterioration	-	569	-	-	315	-	-	-	884
Ending balance: collectively evaluated for impairment	$178,397	$487,886	$57,587	$259	$99,902	$40,089	$4,170	$-	$868,290

MID PENN BANCORP, INC.

The recorded investments in troubled debt restructured loans at September 30, 2018 and December 31, 2017 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
September 30, 2018	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,303
Commercial real estate	2,940	2,841	2,229
Residential mortgage	677	675	522
Home equity	14	14	2
	$7,741	$7,990	$7,056

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2017	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,434
Commercial real estate	5,735	5,581	4,593
Residential mortgage	677	675	540
Home equity	14	14	4
	$10,536	$10,730	$9,571

Mid Penn entered into forbearance or modification agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at September 30, 2018 totaled $7,056,000, and included four loans totaling $524,000 representing accruing impaired loans to unrelated borrowers in compliance with the terms of the modification, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $522,000 and one loan being an accruing impaired home equity loan of $2,000.  The remaining $6,532,000 of troubled debt restructurings was attributable to ten loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $5,463,000 of the total $6,532,000 in nonaccrual impaired troubled debt restructured loans.

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

One nonaccrual commercial real estate relationship was modified as a troubled debt restructured loan during the three and nine months ended September 30, 2018.  The pre-modification and post-modification recorded investment balances for this loan were $270,000. The loan was modified to require payments of interest only for a period of six months.  No charge-offs were taken at the time of modification, and the September 30, 2018 recorded investment balance of this loan was $270,000.

Two troubled debt restructured loans were added during the three and nine months ended September 30, 2017.  One nonaccrual impaired commercial and industrial troubled debt restructured loan was added as a result of the consolidation of four existing Mid Penn Bank loans with a pre-modification outstanding recorded investment of $4,110,000, as well as other obligations of $350,000 with the same borrower.  This loan had a post-modification recorded investment of $4,460,000, and a September 30, 2017 recorded investment amount of $4,460,000.  No charge-offs were taken at the time of modification.  One nonaccrual impaired commercial real estate loan was added with a pre-modification outstanding recorded investment of $362,000, a post-modification recorded investment of $300,000, and a September 30, 2017 recorded investment amount of $299,000. This modification consolidated two existing Mid Penn Bank loans.

As a result of management evaluations as of September 30, 2018, December 31, 2017, and September 30, 2017, any specific allocations and charge-offs have been taken as deemed appropriate. There were no charge-offs associated with existing troubled debt restructured loan relationships for the three or nine months ended September 30, 2018. There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three and nine months ended September 30, 2018 and 2017.

MID PENN BANCORP, INC.

As of September 30, 2018, Mid Penn had $1,027,000 of residential real estate held in other real estate owned. There were four consumer mortgage loans secured by residential real estate properties totaling $193,000 for which formal foreclosure proceedings were in process.  As of December 31, 2017, Mid Penn had $42,000 of residential real estate held in other real estate owned, and $308,000 in loans for which formal foreclosure proceedings were in process.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix Bancorp, Inc. (2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three and nine months ended September 30, 2018.

(Dollars in thousands)

Accretable yield, July 1, 2018	$300
Acquisition of impaired loans	125
Accretable yield amortized to interest income	(61)
Reclassification from nonaccretable difference (a)	-
Accretable yield, September 30, 2018	$364

(Dollars in thousands)

Accretable yield, January 1, 2018	$67
Acquisition of impaired loans	$430
Accretable yield amortized to interest income	(133)
Reclassification from nonaccretable difference (a)	-
Accretable yield, September 30, 2018	$364

(a)	Reclassification from non-accretable difference represents an increase to the estimated cash flows to be collected on the underlying portfolio.

(6)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2018 or 2017.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$37,950	$-	$37,950	$-
Mortgage-backed U.S. government agencies	40,187	-	40,187	-
State and political subdivision obligations	31,147	-	31,147	-
Corporate debt securities	1,243	-	1,243	-
Other assets:
Equity securities	488	488	-	-
Loans held for sale	3,181	3,181	-	-
Total	$114,196	$3,669	$110,527	$-

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$38,730	$-	$38,730	$-
Mortgage-backed U.S. government agencies	25,831	-	25,831	-
State and political subdivision obligations	27,043	-	27,043	-
Corporate debt securities	1,355	-	1,355	-
Other assets:
Equity securities	506	506	-	-
Loans held for sale	1,040	1,040	-	-
Total	$94,505	$1,546	$92,959	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,995	$-	$-	$4,995
Foreclosed Assets Held for Sale	581	-	-	581
Mortgage Servicing Rights	107	-	-	107

MID PENN BANCORP, INC.

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,090	$-	$-	$6,090
Foreclosed Assets Held for Sale	-	-	-	-
Mortgage Servicing Rights	126	-	-	126

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,995	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	26% - 100%	36%
Foreclosed Assets Held for Sale	581	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 17%	17%
Mortgage Servicing Rights	107	Multiple of annual service fee	Estimated prepayment speed based on rate and term	70% - 100%	99%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,090	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	6% - 51%	28%
Foreclosed Assets Held for Sale	-	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	0% - 0%	0%
Mortgage Servicing Rights	126	Multiple of annual service fee	Estimated prepayment speed based on rate and term	70% - 100%	98%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

Impaired Loans (included in “Net Loans and Leases” in the following tables):

All performing troubled debt restructured loans and loans classified as nonaccrual are deemed to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral dependent.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation, Mid Penn will use existing real estate valuations to determine any potential allowance for loan loss issues, and will update the allowance impact calculation upon receipt of the   updated real estate valuation.

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

Loans:

Loan fair values as of September 30, 2018 are estimated using an exit price approach, which incorporates discounts for credit risk and prepayment risk and considers the value indicated by current market expectations in the estimated fair value of the loan portfolio.

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

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2018 and December 31, 2017.

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$62,085	$62,085	$23,514	$23,514
Available-for-sale investment securities	110,527	110,527	93,465	93,465
Held-to-maturity investment securities	171,521	167,120	101,356	100,483
Loans held for sale	3,181	3,181	1,040	1,040
Net loans and leases	1,559,057	1,551,077	902,798	917,081
Restricted investment in bank stocks	3,373	3,373	4,384	4,384
Accrued interest receivable	7,491	7,491	4,564	4,564
Mortgage servicing rights	107	107	126	126

Financial liabilities:
Deposits	$1,762,465	$1,759,822	$1,023,568	$1,026,830
Short-term borrowings	1,771	1,771	34,611	34,611
Long-term debt	18,064	15,544	12,352	11,692
Subordinated debt	27,088	27,256	17,338	17,358
Accrued interest payable	2,262	2,262	645	645

Off-balance sheet financial instruments:
Commitments to extend credit	$-	$-	$-	$-
Financial standby letters of credit	-	-	-	-

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2018 and December 31, 2017.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2018	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$171,521	$167,120	$-	$167,120	$-
Net loans and leases	1,559,057	1,551,077	-	-	1,551,077

Financial instruments - liabilities
Deposits	$1,762,465	$1,759,822	$-	$1,759,822	$-
Long-term debt	18,064	15,544	-	15,544	-
Subordinated debt	27,088	27,256	-	27,256	-

MID PENN BANCORP, INC.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2017	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$101,356	$100,483	$-	$100,483	$-
Net loans and leases	902,798	917,081	-	-	917,081

Financial instruments - liabilities
Deposits	$1,023,568	$1,026,830	$-	$1,026,830	$-
Long-term debt	12,352	11,692	-	11,692	-
Subordinated debt	17,338	17,358		17,358

(7)	Guarantees and Commitments

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $22,479,000 and $20,496,000 standby letters of credit outstanding as of September 30, 2018 and December 31, 2017, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of September 30, 2018 and December 31, 2017 for payment under standby letters of credit issued was not material.

During the second quarter of 2018, Mid Penn entered into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and amortized over a ten year period.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary. As of September 30, 2018, the total investment in the limited partnership was $1,472,000 and was reported in other assets on the Consolidated Balance Sheet.

(8)	Subordinated Debt

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  In accordance with purchase accounting principles, the First Priority Notes were assigned a fair value premium of $247,000. The notes are intended to be treated as Tier 2 capital for regulatory reporting purposes.

The First Priority Notes agreements were entered into by First Priority on November 13, 2015 with five accredited investors pursuant to which First Priority issued subordinated notes totaling $9,500,000. The First Priority Notes have a maturity date of November 30, 2025, and bear interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value if called after five years but prior to the stated maturity date.

MID PENN BANCORP, INC.

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

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $151,000 at September 30, 2018 and $162,000 at December 31, 2017.

(9)	Defined Benefit Plans

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

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn contributed $600,000 to the defined benefit pension plan during the three and nine months ended September 30, 2018.  A December 31 measurement date for the plan is used.

MID PENN BANCORP, INC.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$82	$9	$1	$1
Interest cost	107	11	4	5
Expected return on plan assets	(106)	-	-	-
Amortization (accretion) of prior service cost	4	4	(5)	(6)
Settlement gain	(117)	-	-	-
Net periodic benefit (income) expense	$(30)	$24	$-	$-

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2018	2017	2018	2017
Service cost	$242	$26	$3	$3
Interest cost	322	32	13	15
Expected return on plan assets	(317)	-	-	-
Amortization (accretion) of prior service cost	13	11	(15)	(17)
Settlement gain	(497)	-	-	-
Net periodic benefit (income) expense	$(237)	$69	$1	$1

For the three and nine months ended September 30, 2018, service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets, amortization (accretion) of prior service cost, and settlement gain are reported as a component of other income.  For the three and nine months ended September 30, 2017, service costs were reported as a component of salaries and employee benefits, while interest costs and accretion of prior service costs were reported as a component of other expense.

(10)	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - September 30, 2018	$(4,974)	$1,283	$(3,691)

Balance - December 31, 2017	$(2,159)	$85	$(2,074)

(11)	Preferred Stock

In accordance with the terms and conditions of the Agreement and Plan of Merger dated January 16, 2018 between Mid Penn and First Priority (the “Merger Agreement”), each share of First Priority Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “First Priority Preferred Stock”) outstanding as of July 31, 2018 was converted into the right to receive one share of Mid Penn Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a $1,000 liquidation preference per share (the “Mid Penn Preferred Stock”). In connection with the Merger, Mid Penn issued 3,404 shares of Mid Penn Preferred Stock.

The terms of the Mid Penn Preferred Stock are no less favorable than those of the First Priority Preferred Stock as in effect immediately prior to the Merger. Under the terms of the Mid Penn Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Mid Penn Preferred Stock, junior preferred shares, or other junior securities (including the common stock) unless all accrued and unpaid dividends on the Mid Penn Preferred Stock for all past dividend periods are paid in full. The Mid Penn Preferred Stock may be redeemed at the option of Mid Penn, subject to the prior receipt of any requisite regulatory approval.

Dividends are payable quarterly on February 15, May 15, August 15 and November 15 of each year. The dividend rate on the Mid Penn Preferred Stock is fixed at 9%.

On November 5, 2018, the Federal Reserve Bank affirmed Mid Penn’s request to redeem the Mid Penn Preferred Stock.  Mid Penn intends to redeem all 3,404 of the issued and outstanding shares of Mid Penn Fixed Rate Cumulative Perpetual Preferred Stock, Series D during the fourth quarter of 2018.  Please reference Note 16 – Subsequent Event, for more information.

MID PENN BANCORP, INC.

(12)	Restricted Common Stock

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

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of September 30, 2018, a total of 38,109 restricted shares were granted under the Plan, with 16,633 of the granted shares being vested, while the remaining 21,476 granted shares remain unvested. During the nine months ended September 30, 2018, 490 shares were forfeited due to the voluntary termination of an employee. No shares were forfeited during the three months ended September 30, 2018, or the three and nine months ended September 30, 2017. The Plan shares granted and vested resulted in $74,000 in compensation expense for the three months ended September 30, 2018, while $30,000 of share-based compensation expense was recorded for the three months ended September 30, 2017.  Compensation expense related to the Plan was $187,000 for the nine months ended September 30, 2018, while it was $69,000 for the same period in 2017.

(13)	Revenue Recognition

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

Mid Penn’s non-interest income revenue streams of income from fiduciary activities, service charges on deposits, ATM debit charge interchange income, merchant service fees and components of other income are within the scope of Topic 606.  Within these various non-interest income streams, Mid Penn enters into business contracts with customers to perform a variety of services. These services include, but are not limited to (i) agreed-upon tasks (e.g. initiating a wire transfer or trust and investment management services), (ii) service of standing ready to provide goods and services (e.g. letter of credit arrangements), and (iii) arranging for another party to transfer goods or services to a customer (e.g. check order fees).  Typically, contracts are approved in writing, but can also be approved in accordance with other customary business practices.  The majority of the performance obligations of Mid Penn are distinct and are satisfied at a point in time and typically the transaction prices are fixed and are documented in either a fee schedule, such as non-sufficient funds fees or wire fees, or calculated as a percentage of assets under management for trust and wealth management income streams.  The transaction price is not recognized in revenue until the service has occurred, or monthly in arrears for assets under management.  Mid Penn does not exercise significant judgements in the recognition of income, as typically income is not recognized until the performance obligation has been satisfied.  Mid Penn has not recognized any assets from the costs to obtain or fulfill a contract with customers for revenue streams that fall within the guidance of Topic 606.

MID PENN BANCORP, INC.

(14)	Earnings per Common Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented.  The following data show the amounts used in computing basic earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018		2017
Net income	$2,164	$2,249	$	$5,947	$6,588
Less: Dividends on Series D preferred stock	38	-		38	-
Net income available to common shareholders	$2,126	$2,249		$5,909	$6,588

Weighted average common shares outstanding	7,695,469	4,237,965		6,604,027	4,236,604

Basic and diluted earnings per common share	$0.28	$0.53	$	$0.89	$1.56

Weighted average shares outstanding increased for the three and nine months ended September 30, 2018 when compared to the same periods in 2017 primarily as a result of both (i) the issuance of 1,878,827 shares of Mid Penn common stock on January 8, 2018 in connection with the Scottdale acquisition, and (ii) the issuance of 2,320,800 shares of Mid Penn common stock on July 31, 2018 in connection with the First Priority acquisition.  Mid Penn had no dilutive instruments outstanding during the periods ended September 30, 2018 and 2017.

(15)	Recent Accounting Pronouncements

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

Mid Penn occupies certain offices under non-cancelable operating lease agreements, which currently are not reflected in its consolidated statement of condition.  Mid Penn expects to recognize lease liabilities and ROU assets associated with these lease agreements as required by the ASU; however, the extent of the prospective impact on Mid Penn’s consolidated financial statements and the materiality will be dependent upon the extent and type of lease arrangements involving Mid Penn at the time of the adoption of this standard. Mid Penn expects to adopt this standard by applying the transition provisions at the adoption date and utilize the practical expedients made available through ASU 2018-11.  Mid Penn is currently gathering the data and information required to adopt the standard effective January 1, 2019.

ASU 2018-07: The FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

The ASU makes certain changes to the accounting for nonemployee awards to align the accounting for share-based payment awards issued to employees and nonemployees.  The changes require that the compensation expense associated with nonemployee equity awards with performance conditions be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition.  Additionally, the new ASU requires that equity-classified share-based payment awards issued to nonemployees be measured on the grant date, versus the previous GAAP requirement to re-measure the awards through the performance completion date.  The current requirement to reassess the classification (equity or liability) for the nonemployee awards upon vesting will be eliminated.

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

MID PENN BANCORP, INC.

ASU 2018-13:  The FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

This ASU, issued as part of the FASB’s disclosure framework project to improve the effectiveness of disclosures in financial statements, amends the disclosure requirements related to recurring and nonrecurring fair value measurements by removing, modifying, and adding certain disclosures.

The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.

As a result of this ASU, several disclosures were removed from Topic 820, including: (i) disclosure of the valuation process for Level 3 fair value measurements, and (ii) amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.  However, some additional disclosures will be required as a result of this ASU, including the requirement to disclose the changes in unrealized gains and losses included in other comprehensive income for the period related to Level 3 recurring fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements..  Mid Penn is currently evaluating the impact of this ASU on our current disclosures.  The adoption of this standard will result in disclosure changes only and will not impact Mid Penn’s overall financial condition.

ASU 2018-14:  The FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General(Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

This ASU, issued as part of the FASB’s disclosure framework project to improve the effectiveness of disclosures in financial statements, amends the disclosure requirements related to defined benefit pension and other postretirement plans by removing and adding certain disclosures.

The ASU is effective for public business entities for fiscal years ending after December 15, 2020.  Early adoption is permitted.

As a result of this ASU, several disclosures were removed from Topic 715, including: (i) disclosures of the amounts in accumulated comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, and (ii) the effects of a one-percentage point change in the assumed health care cost trend rates on the aggregate of service and interest cost components of net periodic postretirement health care benefit costs.  However, some additional disclosures will be required as a result of this ASU, including the requirement to disclose an explanation for significant gains and losses related to changes in the benefit obligation for the period.  Mid Penn is currently evaluating the impact of this ASU on our current disclosures.  The adoption of this standard will result in disclosure changes only and will not impact Mid Penn’s overall financial condition.

(16)	Subsequent Event

On November 5, 2018, the Federal Reserve Bank affirmed Mid Penn’s request to redeem all 3,404 shares of Mid Penn Fixed Rate Cumulative Perpetual Preferred Stock, Series D.  Mid Penn intends to redeem the preferred stock during the fourth quarter of 2018.  Please reference Note 11 – Preferred Stock, for more information.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of September 30, 2018, compared to year-end 2017, and the Results of Operations for the three and nine months ended September 30, 2018, compared to the same period in 2017.  For comparative purposes, the September 30, 2018 and December 31, 2017 balances have been reclassified, when, and if necessary, to conform to the 2018 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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
•

our ability to implement business strategies, including our acquisitions of First Priority and Scottdale, and other business acquisition activities and organic branch, product and service expansion strategies;

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

Certain intangible assets generated in connection with acquisitions are periodically assessed for impairment.  Goodwill is tested annually for impairment, and if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  Similarly, the amortized basis of the core deposit intangible asset and trade name intangible are periodically assessed for impairment.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of core deposit intangible, trade name intangible, and goodwill impairment.  Changes in economic and operating conditions could result in goodwill or core deposit intangible or trade name intangible impairment in future periods.

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

Results of Operations

Overview

Net income available to common shareholders was $2,126,000 or $0.28 per common share, for the quarter ended September 30, 2018, compared to net income of $2,249,000 or $0.53 per common share, for the quarter ended September 30, 2017.  During the nine months ended September 30, 2018, net income available to common shareholders was $5,909,000 or $0.89 per common share, versus $6,588,000 or $1.56 per common share, for the nine months ended September 30, 2017.

Net income as a percent of (i) average assets (return on average assets, or “ROA”) and (ii) shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Return on average assets	0.46%	0.81%	0.51%	0.81%
Return on average equity	4.34%	11.75%	4.94%	11.94%

MID PENN BANCORP, INC.

The results for the three and nine months ended September 30, 2018 and 2017 included merger and acquisition expenses resulting from the acquisition of Scottdale, which was announced during the first quarter of 2017 and legally closed on January 8, 2018, and First Priority, which was announced on January 16, 2018 and legally closed on July 31, 2018.  Please refer to Notes 2 and 3 to the consolidated financial statements under Item 1 for more information on Mid Penn’s completed acquisitions of Scottdale and First Priority.

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three and nine months ended September 30, 2018 and 34 percent for the three and nine months ended September 30, 2017.  The decrease in the statutory rate to 21 percent, which became effective January 1, 2018, was a result of the Tax Cuts and Jobs Act enacted December 22, 2017.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three and nine months ended September 30, 2018 and 2017.

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	September 30, 2018				September 30, 2017
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$6,432	$26		1.60%	$2,751	$5		0.72%
Investment Securities:
Taxable	174,938	1,073		2.43%	132,926	639		1.91%
Tax-Exempt	109,627	805	(a)	2.91%	46,903	363	(a)	3.07%
Total Securities	284,565	1,878		2.62%	179,829	1,002		2.21%

Federal Funds Sold	15,413	78		2.01%	7,998	23		1.14%
Loans and Leases, Net	1,398,731	17,786	(b)	5.04%	866,972	10,314	(b)	4.72%
Restricted Investment in Bank Stocks	3,675	55		5.94%	3,173	31		3.88%
Total Earning Assets	1,708,816	19,823		4.60%	1,060,723	11,375		4.25%

Cash and Due from Banks	31,570				24,227
Other Assets	97,523				35,241
Total Assets	$1,837,909				$1,120,191

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$383,550	667		0.69%	$337,379	370		0.44%
Money Market	333,777	836		0.99%	242,485	364		0.60%
Savings	209,673	179		0.34%	63,159	9		0.06%
Time	400,414	1,501		1.49%	206,483	682		1.31%
Total Interest-bearing Deposits	1,327,414	3,183		0.95%	849,506	1,425		0.67%

Short-term Borrowings	8,290	38		1.82%	9,378	30		1.27%
Long-term Debt	16,199	114		2.79%	13,439	80		2.36%
Subordinated Debt	23,537	337		5.68%	7,420	99		5.29%
Total Interest-bearing Liabilities	1,375,440	3,672		1.06%	879,743	1,634		0.74%

Noninterest-bearing Demand	256,917				156,274
Other Liabilities	11,339				7,348
Shareholders' Equity	194,213				76,826
Total Liabilities & Shareholders' Equity	$1,837,909				$1,120,191

Net Interest Income (taxable equivalent basis)		$16,151				$9,741
Taxable Equivalent Adjustment		(240)				(225)
Net Interest Income		$15,911				$9,516

Total Yield on Earning Assets				4.60%				4.25%
Rate on Supporting Liabilities				1.06%				0.74%
Average Interest Spread				3.54%				3.51%
Net Interest Margin				3.75%				3.64%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $169,000 and $124,000 for the three months ended September 30, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at September 30, 2018 and 2017, respectively.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $71,000 and $101,000 for the three months ended September 30, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at September 30, 2018 and 2017, respectively.

MID PENN BANCORP, INC.

	Three months ended
	September 30, 2018 vs. 2017
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$7	$14	$21
Investment Securities:
Taxable	202	232	434
Tax-Exempt	485	(43)	442
Total Securities	687	189	876

Federal Funds Sold	21	34	55
Loans and Leases, Net	6,326	1,146	7,472
Restricted Investment Bank Stocks	5	19	24
Total Interest Income	7,046	1,402	8,448

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	51	246	297
Money Market	137	335	472
Savings	21	149	170
Time	641	178	819
Total Interest Bearing Deposits	850	908	1,758

Short-term Borrowings	(3)	11	8
Long-term Debt	16	18	34
Subordinated Debt	215	23	238
Total Interest Expense	1,078	960	2,038

NET INTEREST INCOME	$5,968	$442	$6,410

Taxable-equivalent net interest income was $16,151,000 for the three months ended September 30, 2018, an increase of $6,410,000 or 66 percent compared to the three months ended September 30, 2017.  Net interest income in the third quarter of 2018 was positively impacted by the loans and investment securities acquired in the Scottdale and First Priority transactions.

For the three months ended September 30, 2018, Mid Penn’s tax-equivalent net interest margin was 3.75% compared to 3.64% for the three months ended September 30, 2017, as increases in quarterly yields on earning assets, and increases in noninterest-bearing deposits, more than offset the impact of the rising cost of funds as a result of recent Federal Open Market Committee (“FOMC”) rate increases, and the costs associated with the assumption of some higher-cost wholesale funding sources in the First Priority transaction.

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended
(Dollars in thousands)	September 30, 2018				September 30, 2017
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$4,993	$52		1.39%	$2,559	$12		0.63%
Investment Securities:
Taxable	163,900	2,824		2.30%	117,507	1,709		1.94%
Tax-Exempt	100,305	2,145	(a)	2.86%	50,621	1,242	(a)	3.28%
Total Securities	264,205	4,969		2.51%	168,128	2,951		2.35%

Federal Funds Sold	31,327	399		1.70%	13,288	97		0.98%
Loans and Leases, Net	1,131,410	41,320	(b)	4.88%	846,903	30,199	(b)	4.77%
Restricted Investment in Bank Stocks	3,141	188		8.00%	2,738	87		4.25%
Total Earning Assets	1,435,076	46,928		4.37%	1,033,616	33,346		4.31%

Cash and Due from Banks	29,801				20,528
Other Assets	78,126				34,596
Total Assets	$1,543,003				$1,088,740

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$368,362	1,687		0.61%	$332,233	940		0.38%
Money Market	288,064	1,917		0.89%	247,730	1,069		0.58%
Savings	183,617	329		0.24%	62,693	27		0.06%
Time	277,239	3,027		1.46%	194,884	1,870		1.28%
Total Interest-bearing Deposits	1,117,282	6,960		0.83%	837,540	3,906		0.62%

Short-term Borrowings	3,775	50		1.77%	4,656	43		1.23%
Long-term Debt	13,598	263		2.59%	13,496	241		2.39%
Subordinated Debt	19,403	807		5.56%	7,417	297		5.35%
Total Interest-bearing Liabilities	1,154,058	8,080		0.94%	863,109	4,487		0.70%

Noninterest-bearing Demand	216,037				141,506
Other Liabilities	12,849				10,095
Shareholders' Equity	160,059				74,030
Total Liabilities & Shareholders' Equity	$1,543,003				$1,088,740

Net Interest Income (taxable equivalent basis)		$38,848				$28,859
Taxable Equivalent Adjustment		(645)				(758)
Net Interest Income		$38,203				$28,101

Total Yield on Earning Assets				4.37%				4.31%
Rate on Supporting Liabilities				0.94%				0.70%
Average Interest Spread				3.44%				3.61%
Net Interest Margin				3.62%				3.73%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $450,000 and $423,000 for the nine months ended September 30, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at September 30, 2018 and 2017, respectively.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $195,000 and $335,000 for the nine months ended September 30, 2018 and 2017, respectively.  Tax-equivalent adjustments were calculated using statutory tax rates of 21% and 34% at September 30, 2018 and 2017, respectively.

MID PENN BANCORP, INC.

	Nine months ended
	September 30, 2018 vs. 2017
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$11	$29	$40
Investment Securities:
Taxable	675	440	1,115
Tax-Exempt	1,219	(316)	903
Total Securities	1,894	124	2,018

Federal Funds Sold	132	170	302
Loans and Leases, Net	10,145	976	11,121
Restricted Investment Bank Stocks	13	88	101
Total Interest Income	12,195	1,387	13,582

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	102	645	747
Money Market	174	674	848
Savings	52	250	302
Time	790	367	1,157
Total Interest Bearing Deposits	1,118	1,936	3,054

Short-term Borrowings	(8)	15	7
Long-term Debt	2	20	22
Subordinated Debt	480	30	510
Total Interest Expense	1,592	2,001	3,593

NET INTEREST INCOME	$10,603	$(614)	$9,989

During the nine months ended September 30, 2018, taxable-equivalent net interest income increased $9,989,000 or 35 percent to $38,848,000 from $28,859,000 during the nine months ended September 30, 2017.  Net interest income was positively impacted by the loans and investment securities acquired in the January 8, 2018 Scottdale acquisition, and the July 31, 2018 First Priority transaction.

For the nine months ended September 30, 2018, Mid Penn’s tax-equivalent net interest margin was 3.62% versus 3.73% for the nine months ended September 30, 2017.  The decrease was attributed primarily to the increases in the cost of funds for the first half of 2018 being accelerated compared to the repricing of earning assets, though, as noted above, that trend changed favorably in the third quarter.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first nine months of 2018, and shifting collateral values from December 31, 2017 to September 30, 2018.

MID PENN BANCORP, INC.

Management performs a monthly evaluation of the adequacy of the loan and lease loss allowance, and based on these evaluations during the third quarter of 2018, a loan loss provision of $100,000 was recorded for the three months ended September 30, 2018.  No loan loss provision was recorded for the three months ended September 30, 2017. The provision for loan and lease losses was $225,000 for each of the nine months ended September 30, 2018 and 2017.  The allowance for loan and lease losses as a percentage of total loans was 0.53% at September 30, 2018, compared to 0.84% at December 31, 2017, and 0.86% at September 30, 2017. This ratio reflects the impact of the entire portfolio of Scottdale and First Priority loans being added at fair value with no accompanying loan and lease loss allowance in accordance with purchase accounting GAAP.  For further discussion of factors affecting the provision for loan and lease losses, please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended September 30, 2018, noninterest income was $2,165,000, reflecting an increase of $601,000 or 38 percent compared to noninterest income of $1,564,000 for the three months ended September 30, 2017.  For the nine months ended September 30, 2018, noninterest income totaled $5,371,000, an increase of $1,009,000 or 23 percent, compared to noninterest income of $4,362,000 for the same period in 2017.  Several components of noninterest income increased as a result of higher account and transaction volume due to both the First Priority and Scottdale acquisitions and organic growth.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2018	2017	$ Variance	% Variance
Income from fiduciary activities	$325	$217	$108	50%
Service charges on deposits	242	175	67	38%
Net gain on sales of investment securities	30	22	8	36%
Mortgage banking income	197	230	(33)	-14%
ATM debit card interchange income	317	233	84	36%
Net gain on sales of SBA loans	68	262	(194)	-74%
Other income	820	276	544	197%

(Dollars in Thousands)	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance

Income from fiduciary activities	$851	$613	$238	39%
Service charges on deposits	667	554	113	20%
Net gain on sales of investment securities	132	42	90	214%
Mortgage banking income	558	646	(88)	-14%
ATM debit card interchange income	908	689	219	32%
Net gain on sales of SBA loans	477	703	(226)	-32%
Other income	1,312	669	643	96%

MID PENN BANCORP, INC.

Income from fiduciary activities was $851,000 for the nine months ended September 30, 2018, an increase of $238,000 or 39 percent compared to fiduciary income of $613,000 for the nine months ended September 30, 2017. These additional revenues were attributed to continued growth in trust assets under management, and increased sales of retail investment products, as a result of successful business development efforts by Mid Penn’s trust and wealth management team.

For the nine months ended September 30, 2018, service charges on deposits were $667,000, an increase of $113,000 or 20 percent, compared to service charges of $554,000 for the nine months ended September 30, 2017.  This increase was driven by an increase in collected charges on a higher volume of transactional deposit accounts, including deposit accounts assumed in both the Scottdale and First Priority acquisitions.

Net gains on sales of securities were $132,000 for the nine months ended September 30, 2018, an increase of $90,000 compared to net gains on sales of securities of $42,000 during the same period of 2017. Some investment securities acquired from Scottdale and First Priority were subsequently sold to ensure the overall portfolio was in greater alignment with Mid Penn’s investment management objectives.

ATM debit card interchange income was $908,000 for the nine months ended September 30, 2018, an increase of $219,000 or over 31 percent compared to interchange income of $689,000 for the same period in 2017. The additional income is a result of an increased volume of checking accounts, and an increase in Mid Penn Bank ATM and debit card activity, which included an increase in transaction volume resulting from accounts acquired in the Scottdale and First Priority transactions.

Other income was $1,312,000 for the nine months ended September 30, 2018, an increase of $643,000 compared to other income of $669,000 for the same period of 2017.  The increase in other income was primarily driven by $497,000 of settlement gains recognized in the first nine months of 2018 as a result of certain lump sum payouts to participants of the defined benefit pension plan assumed during the Scottdale acquisition.  Increases in letter of credit renewal fees and other service fees and commissions also contributed to the year-over-year growth in other income.

Mortgage banking income was $558,000 for the nine months ended September 30, 2018, a decrease of $88,000 or 14 percent compared to the nine months ended September 30, 2017. Rising longer-term interest rates have resulted in a lower volume of mortgage refinance activity in the first nine months of 2018 when compared to the same period in 2017.

Net gain on sales of SBA loans was $477,000 for the nine months ended September 30, 2018, a decrease of $226,000 when compared to the same period in 2017.  Tighter market pricing has resulted in lower levels of income realized on loan sales in 2018 versus the prior year.

Noninterest Expense

During the three months ended September 30, 2018, noninterest expenses totaled $15,264,000, an increase of $7,304,000 or 92 percent compared to noninterest expenses of $7,960,000 for the three months ended September 30, 2017.  Noninterest expense for the nine months ended September 30, 2018 totaled $36,189,000, an increase of $12,869,000 or 55 percent compared to noninterest expenses of $23,320,000 for the first nine months of 2017.  Noninterest expenses incurred as a result of franchise expansion through the First Priority and Scottdale acquisitions were the primary sources of the significant increase, with some expenses being incurred in connection with the opening of two new retail offices (Halifax, PA and Pillow, PA) after September 2017.

The changes were primarily a result of the following components of noninterest expense, which had notable variances when comparing results for periods ending in 2018 versus the similar period in 2017:

(Dollars in Thousands)	Three Months Ended September 30,
	2018	2017	$ Variance	% Variance
Salaries and employee benefits	$6,680	$4,277	$2,403	56%
Occupancy expense, net	1,063	631	432	68%
Equipment expense	579	398	181	45%
FDIC Assessment	187	197	(10)	-5%
Legal and professional fees	272	218	54	25%
Marketing and advertising expense	274	139	135	97%
Software licensing	602	397	205	52%
Telephone expense	177	120	57	48%
Intangible amortization	341	25	316	1264%
Merger and acquisition expense	3,039	243	2,796	1151%
Other expenses	1,874	1,145	729	64%

MID PENN BANCORP, INC.

(Dollars in Thousands)	Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance

Salaries and employee benefits	$16,286	$12,666	$3,620	29%
Occupancy expense, net	2,730	1,872	858	46%
Equipment expense	1,531	1,149	382	33%
FDIC Assessment	508	585	(77)	-13%
Legal and professional fees	752	584	168	29%
Marketing and advertising expense	693	377	316	84%
Software licensing	1,628	1,096	532	49%
Telephone expense	480	379	101	27%
Intangible amortization	837	78	759	973%
Merger and acquisition expense	4,955	467	4,488	961%
Other expenses	5,268	3,479	1,789	51%

During the nine months ended September 30, 2018, merger and acquisition expenses were $4,955,000 and included investment banking fees, merger-related legal expenses, professional fees related to the preparation and filing of merger documents, severance costs, and information technology conversion/termination costs incurred in connection with (i) the acquisition of First Priority effective on July 31, 2018, and (ii) the acquisition of Scottdale effective on January 8, 2018.  Merger and acquisition expenses of $467,000 recorded during the nine months ended September 30, 2017 consisted primarily of investment banking fees and legal fees, as well as professional fees related to the preparation and filing of merger documents, related to the Scottdale acquisition.

Salaries and employee benefits expense increased $3,620,000 or 29 percent during the nine months ended September 30, 2018, versus the same period in 2017, with the increase attributable to (i) the retail staff additions at the five retail locations added through the Scottdale acquisition and the opening of the Halifax, PA branch, all effective January 8, 2018, (ii) the retail staff additions at the eight retail locations added through the First Priority acquisition, effective July 31, 2018, (iii) the retail staff additions as a result of the opening of the Pillow, PA branch, effective September 10, 2018, and (iv) the addition of commercial lending and credit administration personnel and other staff additions in alignment with Mid Penn’s core banking growth.

Occupancy expenses increased $858,000 or 46 percent during the first nine months of 2018 compared to the same period in 2017.  Similarly, equipment expense increased $382,000 or 33 percent during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  These increases were driven by (i) the facility operating costs and increased depreciation expense for building, furniture, and equipment associated with the addition of the above-noted Scottdale market, First Priority market, and Halifax and Pillow branch offices, and (ii) depreciation and occupancy costs related to Mid Penn’s addition of  certain facilities in the Capital Region to increase administrative and operations support services for the growing franchise.

FDIC assessment expense was $508,000 for the nine months ended September 30, 2018, a decrease of $77,000 or 13 percent compared to $585,000 for the nine months ended September 30, 2017.  As a result of the acquisitions, the favorable asset quality of both legacy portfolio loan assets and acquired portfolios, and successful workouts of non-performing assets, Mid Penn has reported more favorable capital and asset quality ratios, resulting in a lower overall FDIC assessment rate for 2018.

Legal and professional fees for the nine months ended September 30, 2018 increased by $168,000 or 29 percent compared to the same period in 2017 due to increased third-party services for wealth management, audit, and public relations activities given the expanded franchise operating profile.

Marketing and advertising expense increased 84 percent, from $377,000 for the nine months ended September 30, 2017 to $693,000 for the same period in 2018.  The increased costs were a result of marketing and branding initiatives implemented at the recently acquired Scottdale and First Priority locations, and market-specific business development promotions across Mid Penn’s footprint.

Software licensing costs were $1,628,000 during the nine months ended September 30, 2018, an increase of $532,000 or 49 percent compared to $1,096,000 for the nine months ended September 30, 2017. The increase is a result of additional costs to license (i) all of the Scottdale and First Priority locations and the new Halifax and Pillow branches, (ii) upgrades to internal systems to enhance data management and storage capabilities given the larger company profile, and (iii) increases in certain core processing fees as our customer base and transaction volume continue to grow.

Intangible amortization increased from $78,000 during the nine months ended September 30, 2017 to $837,000 during the same period in 2018. In the first quarter of 2018, Mid Penn recorded a core deposit intangible (CDI) asset related to the Scottdale acquisition of $4,940,000.  On July 31, 2018, Mid Penn recorded an additional CDI asset of $2,832,000 as a result of the First Priority acquisition.  These CDI assets will amortize using the sum of the years’ digit method over a ten year period. During the nine months ended September 30, 2018, the CDI amortization recorded related to the Scottdale and First Priority acquisitions totaled $759,000, of which $673,000 was related to the amortization of the Scottdale CDI and $86,000 was related to the amortization of the First Priority CDI.

Other expense was $5,268,000 during the nine months ended September 30, 2018, an increase of $1,789,000 or 51 percent compared to other expense of $3,479,000 for the same period in 2017.  As both the Scottdale and First Priority acquisitions and organic growth have increased the organization’s geographic profile and employee base, several categories within other expense experienced increases, including insurance costs, stationary and supplies, printing, postage, loan collection costs and foreclosed real estate expenses, and employee travel costs.

MID PENN BANCORP, INC.

Income Taxes

The provision for income taxes was $548,000 for the three months ended September 30, 2018 compared to $871,000 for the three months ended September 30, 2017.  The effective tax rate for the three months ended September 30, 2018 was 20.2 percent compared to 27.9 percent for the three months ended September 30, 2017.   The provision for income taxes was $1,213,000 for the nine months ended September 30, 2018 compared to $2,330,000 for the nine months ended September 30, 2017.  The effective tax rate for the nine months ended September 30, 2018 was 16.9 percent compared to 26.1 percent for the nine months ended September 30, 2017.   The decrease in the provision for income taxes was largely driven by the decrease in the statutory tax rate from 34 percent to 21 percent as a result of the Tax Cuts and Jobs Act enacted December 22, 2017.  The statutory rate change was effective January 1, 2018.  Contributing to the decrease in the provision for income taxes was a one-time income tax benefit of $92,000 recorded in the second quarter of 2018 as a result of amended 2014 through 2016 tax returns, as corrected K-1 statements were received related to Mid Penn’s investment in a limited partnership which provides low-income housing in Enola, Pennsylvania.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and BOLI, as well as the impact of tax credits.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $2,044,280,000 as of September 30, 2018, reflecting an increase of $873,926,000 or 75 percent compared to total assets of $1,170,354,000 as of December 31, 2017.  Asset growth during the nine months ended September 30, 2018 includes the acquired loans, investments, cash, facilities, goodwill and core deposit intangibles recorded from the legal closing of the Scottdale and First Priority transactions, as well as organic growth from our legacy markets.

Loans

Total loans at September 30, 2018 were $1,567,286,000 compared to $910,404,000 at December 31, 2017, an increase of $656,882,000 or over 72 percent since year-end 2017.  A large portion of this increase was from loans acquired during 2018.  As of September 30, 2018, including the impact of the fair value acquisition adjustments, the outstanding balances of First Priority and Scottdale acquired loans combined were $570,720,000.  The majority of Mid Penn’s $86,162,000 of organic loan growth year to date continues to be commercial loans, including both commercial and industrial financing, and commercial real estate credits.

(Dollars in thousands)	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Commercial and industrial	$269,150	17.2%	$188,033	20.7%
Commercial real estate	812,822	51.9%	515,012	56.6%
Commercial real estate - construction	145,368	9.3%	62,336	6.8%
Lease financing	132	0.0%	229	0.0%
Residential mortgage	255,386	16.3%	99,033	10.9%
Home equity	73,849	4.7%	41,893	4.6%
Consumer	10,579	0.7%	3,868	0.3%
	$1,567,286	100.0%	$910,404	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

For the nine months ended September 30, 2018, Mid Penn had net recoveries of $398,000 compared to net recoveries of $94,000 during the same period of 2017.  The primary reason for the favorable net recovery amount through the first nine months of 2018 was Mid Penn’s workout and recovery of $777,000 of principal from a commercial real estate relationship that was subject to a restructuring and partial charge-off in 2009.  During the first nine months of 2017, Mid Penn’s net recovery position was attributed to the recovery of $318,000 of principal from the successful workout of a different commercial real estate relationship that was partially charged-off in 2010.

Loans charged off during the first nine months of 2018 totaled $418,000 and included two home equity loans for $167,000, two commercial and industrial loans for $142,000, one commercial real estate (construction) loan for $40,000, three commercial real estate loans for $34,000, two residential mortgage loans for $14,000, three consumer loans for $11,000, and $10,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.

Changes in the allowance for the nine months ended September 30, 2018 and 2017 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2018	2017
Balance, beginning of period	$7,606	$7,183

Loans charged off during period	(418)	(315)
Recoveries of loans previously charged off	816	409
Net recoveries	398	94

Provision for loan and lease losses	225	225
Balance, end of period	$8,229	$7,502

Ratio of net loans recovered to average loans outstanding, annualized	-0.05%	-0.01%

Ratio of allowance for loan losses to net loans at end of period	0.53%	0.86%

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

The following table presents the change in nonperforming asset categories as of September 30, 2018, December 31, 2017, and September 30, 2017.

(Dollars in thousands)
	September 30, 2018	December 31, 2017	September 30, 2017
Nonperforming Assets:
Nonaccrual loans	$10,351	$10,575	$7,939
Accruing troubled debt restructured loans	524	544	551
Total nonperforming loans	10,875	11,119	8,490

Foreclosed real estate	1,101	189	33
Total non-performing assets	11,976	11,308	8,523

Accruing loans 90 days or more past due	-	-	56
Total risk elements	$11,976	$11,308	$8,579

Nonperforming loans as a % of total
loans outstanding	0.69%	1.22%	0.97%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.76%	1.24%	0.97%

Ratio of allowance for loan losses
to nonperforming loans	75.67%	68.41%	88.36%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.  The decrease in nonperforming loans is primarily due to (i) the successful workout of one nonaccrual loan relationship during the second quarter which decreased the total nonaccrual loan pool by $1,094,000 and (ii) the sale of some collateral in an existing nonaccrual loan relationship resulting in total principal pay-down of $1,393,000.  The favorable pay-downs were partially offset by the addition of approximately $1,915,000 of nonaccrual loans added during the third quarter of 2018.  Two loan relationships which account for $5,725,000 of the non-performing loan balance are discussed in more detail below.

MID PENN BANCORP, INC.

Loan relationship no. 1 – At September 30, 2018, the contractual outstanding principal balance of this loan relationship was $4,302,000.  A $264,000 specific allowance allocation was assigned to this relationship. As part of the workout process, this loan was modified as a troubled debt restructured loan during 2017.  Management is pursuing diligent workout efforts, including proceeds from the sale of pledged collateral not associated with the primary operation of the business, to restore the loan to current status and to collect the remaining outstanding balance.

Loan relationship no. 2 – At September 30, 2018, the contractual outstanding principal balance of this loan relationship was $1,423,000 and was comprised of four loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  As part of the workout process, the loans in this relationship were modified as a troubled debt restructured loans during 2017.  During the second quarter of 2018, certain commercial real estate collateral was sold resulting in the principal payoff of three loans within this loan relationship totaling $1,393,000.  Given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

The increase in foreclosed real estate was primarily driven by several residential mortgage loans which were transferred to foreclosed real estate since December 31, 2017.

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

(Dollars in thousands)
	September 30, 2018	December 31, 2017
Period ending total loans outstanding	$1,567,286	$910,404
Allowance for loan and lease losses	8,229	7,606
Total Nonperforming loans	10,875	11,119
Nonperforming and impaired loans with partial charge-offs	285	1,701

Ratio of nonperforming loans with partial charge-offs
to total loans	0.02%	0.19%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	2.62%	15.30%

Coverage ratio net of nonperforming loans with
partial charge-offs	77.71%	80.76%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.53%	0.84%

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

Mid Penn had loans with an aggregate balance of $11,393,000 deemed impaired at September 30, 2018.  Excluding $2,752,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix Bancorp, Inc. (“Phoenix”) acquisition in 2015, and the Scottdale and First Priority acquisitions in 2018, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $8,641,000.  This pool of impaired loans was further broken down into a group of loans with an aggregate carrying balance of $5,751,000, for which specific allocations totaling $770,000 were included within the loan loss reserve for these loans.  The remaining $2,890,000 of loans required no specific allocation within the loan loss reserve.  Of the $8,641,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix, Scottdale, and First Priority acquisitions, $4,527,000 were commercial and industrial relationships, $2,890,000 were commercial real estate relationships, $832,000 were residential relationships, $367,000 were commercial real estate – construction relationships, and $25,000 were home equity relationships.  There were specific loan loss reserve allocations of $489,000 against the commercial and industrial relationships, $243,000 against the commercial real estate relationships, and $38,000 against the commercial real estate – construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

The allowance is a reserve established in the form of a provision expense for loan and lease losses and is reduced by loan charge-offs net of recoveries.  In conjunction with an internal loan review function that operates independently of the lending function, management monitors the loan portfolio to identify risk on a monthly basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance to the Board of Directors, indicating any changes in the allowance since the last review.  In making the evaluation, management considers the results of recent regulatory examinations, which typically include a review of the allowance as an integral part of the examination process.  As part of the examination process, federal or state regulatory agencies may require Mid Penn to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

Management believes, based on information currently available, that the allowance of $8,229,000 is adequate as of September 30, 2018 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first nine months of 2018 came from the $155,626,000 in proceeds from the sales of available-for-sale investment securities and the $72,616,000 in net cash received from the acquisitions of Scottdale and First Priority.

Major uses of cash in the first nine months of 2018 were $94,019,000 for investment purchases, $75,268,000 to fund loan growth, and $67,165,000 to pay down short-term borrowings.

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

Subordinated Debt

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  In accordance with purchase accounting principles, the First Priority Notes were assigned a fair value premium of $247,000. The notes are intended to be treated as Tier 2 capital for regulatory reporting purposes.

The First Priority Notes agreements were entered into by First Priority on November 13, 2015 with five accredited investors, pursuant to which First Priority issued subordinated notes totaling $9,500,000. The First Priority Notes have a maturity date of November 30, 2025, and bear interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value, if called after five years but prior to the stated maturity date.

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

MID PENN BANCORP, INC.

Shareholders’ equity more than doubled, from $75,703,000 at December 31, 2017 to $221,835,000 at September 30, 2018, primarily due to (i) the issuance of 1,878,827 shares of common stock on January 8, 2018 in connection with the acquisition of Scottdale; (ii) the issuance of 2,320,800 shares of Mid Penn common stock on July 31, 2018, in connection with the acquisition of First Priority; and  (iii) the issuance of 3,404 shares of Series D Mid Penn preferred stock ($1,000 per share liquidation value) which replaced the First Priority preferred stock outstanding as of July 31, 2018.  Additionally, shareholders’ equity reflects the growth in retained earnings through year-to-date net income available to common shareholders.  These increases were partially offset by other comprehensive losses, primarily due to the after-tax impact of the unrealized reduction in market value within the available-for-sale investment portfolio since December 31, 2017.  Regulatory capital ratios for both Mid Penn and the Bank exceeded regulatory “well-capitalized” levels at both September 30, 2018 and 2017.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At September 30, 2018, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2018 and December 31, 2017:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of September 30, 2018:
Tier 1 Capital (to Average Assets)	$151,887	7.7%	$79,248	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	151,887	10.1%	96,245	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	151,887	10.1%	118,891	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	187,375	12.4%	149,086	9.875%	N/A	N/A

Bank
As of September 30, 2018:
Tier 1 Capital (to Average Assets)	$168,612	8.5%	$79,016	4.000%	$98,770	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,612	11.2%	96,227	6.375%	98,114	6.5%
Tier 1 Capital (to Risk Weighted Assets)	168,612	11.2%	118,869	7.875%	120,756	8.0%
Total Capital (to Risk Weighted Assets)	177,012	11.7%	149,058	9.875%	150,945	10.0%

Corporation
As of December 31, 2017:
Tier 1 Capital (to Average Assets)	$74,417	6.5%	$45,857	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	50,661	5.750%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	6,377	7.250%	N/A	N/A
Total Capital (to Risk Weighted Assets)	99,466	11.3%	81,498	9.250%	N/A	N/A

Bank
As of December 31, 2017:
Tier 1 Capital (to Average Assets)	$88,294	7.7%	$45,846	4.000%	$57,308	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	50,661	5.750%	57,269	6.5%
Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	63,877	7.250%	70,485	8.0%
Total Capital (to Risk Weighted Assets)	96,005	10.9%	81,498	9.250%	88,106	10.0%

(1) The minimum amounts and ratios as of September 30, 2018 include the third year phase in of the capital conservation buffer of 1.875% required by the Basel III framework.  At December 31, 2017, the minimum amounts and ratios included the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At September 30, 2018, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

September 30, 2018			December 31, 2017
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	10.60%	≥ -20%	300	7.83%	≥ -20%
200	7.01%	≥ -15%	200	5.12%	≥ -15%
100	3.44%	≥ -10%	100	2.41%	≥ -10%
0			0
(100)	-3.18%	≥ -10%	(100)	-1.49%	≥ -10%
(200)	-8.22%	≥ -15%	(200)	-6.19%	≥ -15%
(300)	-13.78%	≥ -20%	(300)	-11.37%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2018, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three and nine months ended September 30, 2018, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

MID PENN BANCORP, INC.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There has been no change to the information disclosed in Item 1, Part II of Mid Penn’s Quarterly Report in Form 10-Q for the period ended June 30, 2018, which is incorporated by reference.  Based on information currently available, management is not aware of any litigation that would reasonably be expected to have a material adverse effect on the consolidated financial position of Mid Penn or its subsidiaries taken as a whole.  In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn or any of its properties.

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, to determine if there were material changes applicable to the nine months ended September 30, 2018.  In addition to the risk factors previously disclosed in the Annual Report on Form 10-K, investors should consider the following:

Mid Penn may be unable to successfully integrate First Priority’s operations and retain First Priority’s key employees.

The acquisition of First Priority effective July 31, 2018 involved the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include, among other things: integrating personnel with diverse business backgrounds; combining different corporate cultures; and retaining key employees.

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

•

Exhibit 3(ii) – Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series D of Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report in Form 8-K filed with the SEC on August 1, 2018.)

•	Exhibit 3(iii) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2010.)

•Exhibit 10.1 – Form of Supplemental Executive Retirement Plan Agreement dated August 31, 2018 by and among Mid Penn Bank and each of Rory G. Ritrievi, Michael D. Peduzzi, Scott W. Micklewright, and Justin T. Webb (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

•Exhibit 10.2 – Amendment No. 1 to Employment Agreement, dated August 31, 2018, among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

•Exhibit 10.3 – Form of Amendment No. 1 to Change in Control Severance Agreement of Messrs. Micklewright, Peduzzi, and Webb (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	November 8, 2018

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Chief Financial Officer

Date:	November 8, 2018