Form 10-K
period 2018-12-31
MID PENN BANCORP INC
filed 2019-03-19
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $34.90 per share, as reported by The NASDAQ Stock Market LLC (“NASDAQ”), on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $213,745,643.

As of March 1, 2019, the registrant had 8,459,918 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

MID PENN BANCORP, INC.

FORM 10-K

MID PENN BANCORP, INC.

PART I

ITEM 1. BUSINESS

The disclosures set forth in this Item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” contained in Part II, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other cautionary statements set forth elsewhere in this report.

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one-bank holding company incorporated in the Commonwealth of Pennsylvania in August 1991.  Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.”  On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank (the “Bank”), and the Bank became a wholly-owned subsidiary of Mid Penn.  Mid Penn’s primary business is to supervise and coordinate the business of its Bank subsidiary and its divisions, and to provide them with capital and resources.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of the Bank, which is managed as a single business segment.  At December 31, 2018, Mid Penn had total consolidated assets of $2,077,981,000 with total deposits of $1,726,026,000 and total shareholders’ equity of $223,209,000.  Mid Penn currently does not own or lease any real property.  Mid Penn Bank owns or leases the banking offices as identified in Part I, Item 2.

All Mid Penn employees are employed by the Bank, with a shared services agreement to support the operation of the holding company.  At December 31, 2018, the Bank had 372 full-time and 34 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

Mid Penn Insurance Services, LLC, a wholly-owned subsidiary of Mid Penn Bank that provided a wide range of personal and commercial insurance products, ceased operations effective March 1, 2016 due to a lack of activity within this subsidiary.

Mid Penn Bank

Mid Penn Bank was organized in 1868 under a predecessor name, Millersburg Bank, and became a state chartered bank in 1931 and obtained trust powers in 1935, at which time its name was changed to Millersburg Trust Company.  In 1971, Millersburg Trust Company adopted the name “Mid Penn Bank”.  Mid Penn’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.

On March 1, 2015, in connection with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”) by Mid Penn, Phoenix’s wholly-owned banking subsidiary, Miners Bank, was merged with and into the Bank.  The Bank was the surviving charter, and Miners Bank’s five branches in Schuylkill and Luzerne Counties, Pennsylvania operate as “Miners Bank, a Division of Mid Penn Bank”.

On January 8, 2018, Mid Penn completed its acquisition of The Scottdale Bank and Trust Company (“Scottdale”) through the merger of Scottdale with and into Mid Penn Bank (the “Scottdale Merger”).  The Scottdale Merger resulted in the addition of five branches in Western Pennsylvania operating as “Scottdale Bank & Trust, a Division of Mid Penn Bank”.

On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. (“First Priority”) pursuant to which First Priority was merged with and into Mid Penn (the “First Priority Merger”), with Mid Penn being the surviving corporation in the First Priority Merger. As part of this acquisition, First Priority’s banking subsidiary, First Priority Bank, was merged with and into Mid Penn Bank.  The First Priority Merger resulted in the addition of eight offices in Southeastern Pennsylvania operating as “First Priority Bank, a Division of Mid Penn Bank”.

Additional information related to the Scottdale and First Priority Mergers can be found in Notes 4 and 5 to the Consolidated Financial Statements contained in Item 8 of this report.

Also, in January 2018, Mid Penn opened a new full-service office in Halifax, PA, and in September 2018, opened a new full-service office in Pillow, PA.  After the opening of these two branches and adding thirteen from the two acquisitions that occurred during 2018, the Bank now has thirty-eight full service retail banking properties located in Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland Counties within Pennsylvania.

MID PENN BANCORP, INC.

Mid Penn’s primary business consists of attracting deposits and loans from the Bank’s network of community banking offices.  The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits.  The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”) supervise the Bank. Deposits of the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) to the maximum extent provided by law. In addition, the Bank provides a full range of trust and retail investment services.  The Bank also offers other services such as online banking, telephone banking, cash management services, automated teller services and safe deposit boxes.

Business Strategy

The Bank provides services to commercial businesses and real estate investors, consumers, nonprofit organizations, and municipalities through thirty-eight full service retail banking properties, one loan production office, a corporate administration office, and one operations facility which are all based in Pennsylvania.  Mid Penn’s primary markets reflect a diversified manufacturing and services base across twelve Pennsylvania counties, including having several offices in and around the state capital region of Harrisburg.  The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing quick responses to customer needs.  Mid Penn believes that local relationship building and its conservative approach to lending are important factors in the success and growth of Mid Penn.

Lending Activities

The Bank offers a variety of loan products to its customers, including loans secured by real estate, and commercial and consumer loans.  The Bank’s primary lending objectives are as follows:

•	to establish relationships with creditworthy customers who exhibit positive historical repayment trends, stable cash flows and secondary sources of repayment from tangible collateral;
•	to establish a diversified loan portfolio; and
•

to provide a satisfactory return to Mid Penn’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.

Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank, and must obtain appropriate approvals for credit extensions.  The Bank also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be mitigated or potential losses reduced. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2018, the Bank’s highest concentration of credit is in commercial real estate.

Investment Activities

Mid Penn’s securities portfolio is a source for both liquidity and interest earnings, and serves to support pledging requirements on public funds deposits through investments in primarily higher-quality fixed-income debt securities.  Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.

In addition to an available-for-sale portfolio, during the first quarter of 2017, Mid Penn established a held-to-maturity investment portfolio comprised primarily of lower-risk and lower-yielding U.S. Treasury notes, U.S. agency mortgage-backed securities, and investment-grade municipal securities. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposits which require pledging. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value (amortized cost), while the available-for-sale securities are recorded on the balance sheet at fair value.  Mid Penn’s available-for-sale investments include agency notes, agency mortgage-backed securities, and municipal securities.  These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of securities will change.  This difference between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $4,103,000 as of December 31, 2018.  On an after-tax basis, this unrealized loss on available-for-sale securities resulted in a reduction to shareholders’ equity, through the accumulated other comprehensive loss component, of $3,242,000.  A majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no realized loss to the Bank.

MID PENN BANCORP, INC.

Deposits and Other Sources of Funds

The Bank primarily uses retail deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities.  Wholesale borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and overnight borrowings from the Bank’s other correspondent banking relationships.  All borrowings, except for lines of credit with the Bank’s correspondent banks, require collateral in the form of loans or securities.  Collateral levels, therefore, limit the extent of borrowings and the available lines of credit extended by the Bank’s creditors.  As a result, generating and retaining retail deposits remains critical to the future funding and growth of the business.  Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies.  This competition may require financial institutions to adjust their product offerings and pricing to maintain and grow deposits.

Additionally, the safety of traditional bank deposit products has remained an attractive option during periods of market volatility.  Mid Penn’s ability to attract retail funds in the future will continue to be impacted by the public’s appetite for the safety of insured or local investments versus the returns offered by alternative choices as part of their personal investment mix.

Competition

The banking business is highly competitive, and the profitability of Mid Penn depends principally upon the Bank’s ability to successfully compete in its market area.  The Bank actively competes with other financial services companies for deposit, loan, and trust business.  Competitors include other commercial banks, credit unions, savings banks, savings and loan associations, insurance companies, securities brokerage firms, finance companies, mutual funds, and service alternatives via the Internet.  Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

Many competitors are larger than the Bank and have significantly greater financial resources, personnel and locations from which to conduct business.  In addition, the Bank is subject to banking regulations while certain competitors may not be.  For more information, see the “Supervision and Regulation” section below and Item 1A., “Risk Factors”.

Mid Penn has been able to compete effectively with other financial institutions by emphasizing customer service, convenient hours, efficient and friendly employees, local decision making, and quality products.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state laws.  The regulation and supervision of Mid Penn and the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests.  Enforcement actions that may be imposed by federal and state banking regulators include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders.  If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated.  As of December 31, 2018, the Bank was not subject to any supervisory enforcement actions.

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank.  Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission (“SEC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities, and the FDIC.  The descriptions below of, and references to, applicable statutes and regulations are not intended to be complete lists or reflective of all applicable provisions or their effects on Mid Penn or the Bank.  They are summaries of the more significant laws and regulations and are qualified in their entirety by reference to the complete provisions of such statutes and regulations.

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

MID PENN BANCORP, INC.

The BHCA requires Mid Penn to file an annual report with the Federal Reserve regarding the holding company and its subsidiary bank.  The Federal Reserve Board also makes examinations of the holding company.  The Bank is not a member of the Federal Reserve System; however, the Federal Reserve possesses cease-and-desist powers over bank holding companies and their subsidiaries where actions would constitute an unsafe or unsound practice or violation of law.  The Federal Reserve Board also makes policy that applies to the declaration and distribution of dividends by bank holding companies.

The BHCA restricts a bank holding company’s ability to acquire control of additional banks.  In addition, the BHCA restricts the activities in which bank holding companies may engage directly or through non-bank subsidiaries.

Gramm-Leach-Bliley Financial Modernization Act

Under the Gramm-Leach-Bliley Financial Modernization Act (“GLB”), bank holding companies, such as Mid Penn, that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies.  No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in certain financial activities permitted under GLB. Activities cited by GLB as being financial in nature include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;
•	merchant banking activities; and
•	activities that the Federal Reserve has determined by regulation to be closely related to banking.

In addition to permitting financial holding companies entry into new lines of business, the law allows companies the freedom to streamline existing operations and to potentially reduce costs.  The GLB may increase both opportunity and competition.

A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Improvement Act’s prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act.  The required filing is a declaration that the bank holding company wishes to become a financial holding company and meets all applicable requirements.  Many community banks are less able to devote the capital and management resources needed to facilitate broad expansion of financial services, such as insurance and brokerage services.  Mid Penn has not elected to become a financial holding company at this time.

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

Banking regulations affect a wide range of the Bank’s activities and operations, including, but snot limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans, compensation standards, payment of dividends, various bank account and bank service disclosures, and the safety and soundness of banking practices.

Capital Requirements

Under risk-based capital requirements for bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital”).  The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).  Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory “Total Capital”.  As of December 31, 2018, Mid Penn complied with these risk-based capital requirements.

MID PENN BANCORP, INC.

In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies.  These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5%.  The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the requirements indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  As of December 31, 2018, Mid Penn has met these leverage requirements, and the Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.

The Bank is subject to similar capital requirements adopted by the FDIC, and as of December 31, 2018, the Bank’s capital levels were sufficient to be considered “well-capitalized”. The FDIC has not advised the Bank of any specific minimum leverage ratios.

The capital ratios of Mid Penn and the Bank are described in Note 19 to Mid Penn’s Consolidated Financial Statements, which are included herein.

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

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party.  In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person”. Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits.  In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser.  If an institution is deemed “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain limited exceptions, that the institution be placed in receivership.

MID PENN BANCORP, INC.

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The final rules established a common equity tier 1 capital conservation buffer with a multi-year phase in to an eventual buffer of 2.5% of risk-weighted assets applicable to all banking organizations.  If a banking organization fails to hold capital above the minimum capital ratios and the applicable capital conservation buffer for a given year, the bank could be subject to certain restrictions on capital distributions and discretionary bonus payments.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 and were phased-in over a three-year period.  The final rules called for the following minimum capital requirements, including the capital conservation buffer, effective at both January 1, 2018 and 2019).

	Effective January 1,
	2018	2019
Common equity tier 1 capital to risk-weighted assets	6.375%	7.0%
Tier 1 capital to risk-weighted assets	7.875%	8.5%
Total capital to risk-weighted assets	9.875%	10.5%
Leverage ratio	4.0%	4.0%

The final rules also allowed community banks to make a one-time election not to include the additional components of accumulated other comprehensive income (“AOCI”) in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital.  Mid Penn made the election not to include the additional components of AOCI in regulatory capital.

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

Under the new rules, mortgage servicing assets (“MSAs”) and certain deferred tax assets (“DTAs”) are subject to stricter limitations than those applicable under the former general risk-based capital rule.  The new rules also increase the risk weights for past-due loans, certain risk weights and credit conversion factors.

Mid Penn and the Bank have complied throughout the phase-in period, and currently remain in compliance, with all the regulatory capital requirements.  Accordingly, the new rules did not have a material negative effect on Mid Penn’s financial condition or capital management activities for any period since the changes were implemented.

Safety and Soundness Standards

The federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards for depository institutions such as the Bank.  The guidelines establish general standards relating to management practices, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, liquidity, capital, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, restricting dividend payments to shareholders, and requiring an increase in the institution’s ratio of tangible equity to assets.  For the periods reported in this Form 10-K and in the period subsequent to December 31, 2018, up to the date of the filing of this Form 10-K, Mid Penn was not subject to any such bank regulatory orders.

MID PENN BANCORP, INC.

Payment of Dividends and Other Restrictions

Mid Penn is a legal entity separate and distinct from its subsidiary, the Bank.  There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to, Mid Penn.  Specifically, dividends from the Bank are the principal source of Mid Penn’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks.  The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice.  Depending upon the financial condition of Mid Penn and the Bank, the payment of dividends could be deemed by a regulatory agency to constitute such an unsafe or unsound practice.  Mid Penn and the Bank were not subject to any such dividend prohibitions during the years ended December 31, 2018, 2017, and 2016.

Deposit Insurance

The FDIC insures deposits of the Bank through the DIF. The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon a variety of factors that include the level of assets and tangible equity, and the condition of the Bank (the degree of risk the institution poses to the insurance fund).  The FDIC insures deposits up to $250,000.  The Bank pays an insurance premium into the DIF based on a regulatory defined assessment calculation.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Subsequently, the rate for each institution within a risk category may be adjusted depending upon different factors that either enhance or reduce the risk the institution poses to the DIF, including the unsecured debt, secured liabilities and brokered deposits related to each institution.  Finally, certain risk multipliers may be applied to the adjusted assessment.

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

Consumer Protection Laws

A number of laws govern the relationship between the Bank and its customers.  For example, the Community Reinvestment Act is designed to encourage services, investments, and lending activities in low and moderate income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively.  Anti-tying restrictions (which prohibit conditioning the availability or terms of credit on the purchase of another banking product) further restrict the Bank’s relationships with its customers.  The Bank maintains a comprehensive compliance management program to promote its compliance with these and other applicable consumer protection laws and regulations.

Privacy Laws

The federal banking regulators have issued a number of regulations governing the privacy of consumer financial and customer information.  The regulations limit the disclosure by financial institutions, such as Mid Penn and the Bank, of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes.  Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties.  More specifically, the regulations require financial institutions to provide:

•

initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to their current customers; and
•	a reasonable method for consumers to “opt out” of disclosures to nonaffiliated third parties.

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

The USA Patriot Act, Anti-Money Laundering and Anti-Terrorism Financing

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

Tax Cuts and Jobs Act

On December 22, 2017, President Donald J. Trump signed into law the Tax Cuts and Jobs Act (the “TCJA”), a tax reform law that included a significant provision reducing the corporate tax rate applicable to Mid Penn, for tax years beginning after 2017, to a flat 21 percent rate.  The reduction resulted in a one-time $1,169,000 write-down of Mid Penn’s deferred tax asset in December 2017, because the deferred tax asset was previously valued based upon the projection of Mid Penn realizing a 34 percent future corporate tax rate benefit.  This write-down was included in Mid Penn’s income tax provision for the year ended December 31, 2017, as further discussed in Note 18 (Federal Income Taxes) to the consolidated financial statements.

Other significant provisions of the TCJA include (i) for tax years beginning after Dec. 31, 2017, the corporate AMT is repealed, and (ii) for property placed in service in tax years beginning after Dec. 31, 2017, the maximum amount Mid Penn may expense under Internal Revenue Code Sec. 179 is increased to $1 million, and the deduction phase-out threshold amount for all qualifying purchases in a year is increased to $2.5 million (with these amounts being indexed for inflation beginning for tax years after 2018).

MID PENN BANCORP, INC.

JOBS Act

In 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) became law.  The JOBS Act is aimed at facilitating capital raising by smaller companies, banks, and bank holding companies.  Certain changes implemented by the JOBS Act that impacted Mid Penn included (i) raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holdings companies from 500 to 2,000 holders of record, and (ii) raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record.

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

Effects of Government Policy and Potential Changes in Regulation

Changes in regulations applicable to Mid Penn or the Bank, or shifts in monetary or other government policies, could have a material effect on our business. Mid Penn’s and the Bank’s business is also affected by the state of the financial services industry in general.  As a result of legal, economic, and competitive changes, management believes that the Bank and the financial services industry will continue to experience an increased rate of change from both the opportunities and competitive challenges resulting from greater product and service offerings, technological advancements, and business combinations.

From time to time, legislation is enacted that has the effect of increasing the compliance and operations requirements and the cost of doing business, changing the tax structure applicable to Mid Penn, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies.  Mid Penn cannot predict the likelihood of any major changes or the impact such changes might have on Mid Penn and/or the Bank.  Congressional bills and other proposals could result in additional significant changes to the banking system, including but not limited to provisions for limitations on deposit insurance coverage, changing the timing and method financial institutions use to pay for deposit insurance, expanding the power of banks by removing the restrictions on bank underwriting activities, changing the regulation of bank derivatives activities, and allowing commercial enterprises to own banks.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business or change Mid Penn’s and the Bank’s competitive landscape.  Whether any future legislation will be enacted or additional regulations will be adopted, and how they might impact Mid Penn, cannot be determined at this time.

Mid Penn’s earnings are, and will be affected by, domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The monetary policies of the Federal Reserve have had, and will likely continue to have, an impact on the operating results of commercial banks because of the Federal Reserve’s power to implement national monetary policy to, among other things, promote employment, control inflation or combat recession.  The Federal Reserve has a major impact on the loan and deposit rates offered by the Bank and its competitors, and on the levels of bank loans, investments and deposits, through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to reasonably predict the nature, amount, frequency, and impact of future changes in monetary and fiscal policies.

Environmental Laws

Management does not anticipate that compliance with environmental laws and regulations will have any material effect on Mid Penn’s capital, expenditures, earnings, or competitive position.  However, environmentally-related hazards have become a source of high risk and liability for some financial institutions.

MID PENN BANCORP, INC.

Additionally, the Pennsylvania Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act provides, among other things, protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others.  A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice.  A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substance on or from the property, or knew and willfully compelled the borrower to commit an action which caused such release or to violate an environmental act.  The Pennsylvania Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act does not limit federal liability which still exists under certain circumstances.

Corporate Governance

The Sarbanes-Oxley Act of 2002 (“SOX”) and related regulations adopted by the SEC and NASDAQ addressed the following issues:  corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information.  Mid Penn has established policies, procedures, and systems designed to promote compliance with these regulations. Section 404 of SOX requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective.  Effective for year-end financial reports beginning with December 31, 2017, Mid Penn is subject to the independent attestation requirement under Section 404 of the SOX.  The Bank remains subject to independent auditor attestation under FDIC regulation 363.3(b), which is a similar independent attestation requirement at the Bank level.

Available Information

Mid Penn’s common stock is registered under Section 12(b) of the Exchange Act and is traded on NASDAQ under the trading symbol MPB.  Mid Penn is subject to the informational requirements of the Exchange Act, and, accordingly, files reports, proxy statements and other information with the SEC.  Mid Penn is an electronic filer with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is www.sec.gov.

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

ITEM 1A. RISK FACTORS

Before investing in Mid Penn common stock, an investor should carefully read and consider the risk factors described below, which are not intended to be all inclusive, and to review other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing Mid Penn and the Bank. Additional risks and uncertainties that we are not aware of, or that we currently deem less significant, or that we are otherwise not specifically focused on, may also impact our business, results of operations, and our common stock. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and an investor could lose all or part of his or her investment in Mid Penn.

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

Risks Related to Our Primary Business and Industry

Mid Penn is subject to interest rate risk

Mid Penn’s earnings and cash flows are largely dependent upon the Bank’s net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond Mid Penn’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, including changes in interest rates, could influence not only

MID PENN BANCORP, INC.

the interest income the Bank receives on loans and securities and the amount of interest expense it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of mortgage-backed securities in the Bank’s investment portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Mid Penn’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and borrowings.

Management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Mid Penn’s results of operations.  Any substantial, unexpected, prolonged, or rapid change in market interest rates could have a material adverse effect on the Bank’s net interest income and Mid Penn’s financial condition and results of operations.

Mid Penn is subject to credit risk

As of December 31, 2018, approximately 79 percent of the Bank’s loan portfolio in Table 8 of Management’s Discussion and Analysis consisted of commercial, industrial, and agricultural loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn. An increase in non-performing loans or collateral value deficiencies could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

The allowance for loan and lease losses may be insufficient

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

Competition from other financial institutions may adversely affect Mid Penn’s profitability

Mid Penn’s banking subsidiary faces substantial competition in originating both commercial and consumer loans.  This competition comes principally from other banks, credit unions, savings institutions, mortgage banking companies and other lenders.  Many of its larger competitors who offer loans enjoy advantages over the Bank, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.  This competition could reduce Mid Penn’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, the Bank faces substantial competition from other insured depository institutions such as other commercial banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of Mid Penn’s larger competitors who accept deposits also enjoy advantages over the Bank, including greater financial resources, more aggressive marketing campaigns, better brand recognition, and more convenient branch locations.  These competitors may offer higher interest rates than Mid Penn, which could decrease the deposits that the Bank attracts or require an increase in rates and interest expense to retain existing deposits or attract new deposits.  Increased deposit competition could adversely affect Mid Penn’s ability to generate the funds necessary for lending operations.  As a result, Mid Penn may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

MID PENN BANCORP, INC.

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

The expected discontinuance of LIBOR presents risks to the financial instruments originated, issued or held by Mid Penn that use LIBOR as a reference rate

LIBOR is used as a reference rate for many of Mid Penn’s transactions, which means it is the base on which relevant interest rates are determined. Transactions include those in which Mid Penn lends and borrows money; issues, purchases and sells securities; and enters into derivatives to manage Mid Penn’s and its customers’ risk. LIBOR is the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for setting LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. While there are ongoing efforts to establish an alternative reference rate to LIBOR, as of the date of this report, no such rate has been accepted or is considered ready to be implemented.

If another rate does not achieve wide acceptance as the alternative to LIBOR, there likely will be disruption to all of the markets relying on the availability of a broadly accepted reference rate. Even if another reference rate ultimately replaces LIBOR, risks will remain for Mid Penn with respect to outstanding loans, derivatives or other instruments using LIBOR. Those risks arise in connection with transitioning those instruments to a new reference rate and the corresponding value transfer that may occur in connection with that transition. Risks related to transitioning instruments to a new reference rate or to how LIBOR is calculated and its availability include impacts on the yield on loans or securities held by Mid Penn, amounts paid on securities Mid Penn has issued, or amounts received and paid on derivative instruments Mid Penn has entered into. The value of loans, securities, or derivative instruments tied to LIBOR and the trading market for LIBOR-based securities could also be impacted upon its discontinuance or if it is limited.  Further, it is possible that LIBOR quotes will become unavailable prior to 2021 if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter timeframe for preparing for the transition.

The Basel III capital requirements require us to maintain higher levels of capital, which could reduce our profitability

Basel III established higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital.  Although these capital requirements have been phased in and met by Mid Penn, the Basel III requirements signal a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital.  The Basel III implementation activities and related regulatory capital targets required additional capital to support our business risk profile.  Maintaining higher levels of capital potentially reduces opportunities to leverage interest-earning assets, which could limit the net interest income and profitability of Mid Penn, and adversely impact our financial condition and results of operations.

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

MID PENN BANCORP, INC.

Mid Penn’s business operations and interaction with customers are increasingly done via technology and electronic delivery channels, and this has increased risks related to cyber security

Mid Penn is exposed to the risk of cyber-attacks in the normal course of business.  In general, cyber incidents can result from deliberate attacks or unintentional events.  An increased level of attention in the industry is focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  To combat against these attacks, Mid Penn has certain security systems and policies and procedures in place to prevent or limit the effect of the possible security breach of its information systems and it has insurance against some cyber-risks and attacks.  While Mid Penn has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks.  Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that cyber-attacks may have caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

We are required to make a number of judgments in applying generally accepted accounting standards, and different estimates and assumptions in the application of these accounting standards could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations

Generally accepted accounting principles involve certain estimates and processes that are particularly susceptible to significant change, including those related to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the fair value of certain financial instruments including investment securities, income tax assets or liabilities (including deferred tax assets and any related valuation allowance), and share-based compensation. While we have identified critical accounting policies and have procedures and processes in place to support making the related judgments and estimates, changes to the processes, assumptions, or models in the application of these generally accepted accounting principles, and the impact to the related judgments and estimates could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.  From time to time, the Financial Accounting Standards Board and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of Mid Penn’s financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Mid Penn’s profitability depends significantly on economic conditions in Pennsylvania

Unlike larger or regional financial institutions that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in Pennsylvania, especially in the twelve counties and markets primarily served by Mid Penn.  The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control.  An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the communities in the Pennsylvania served by Mid Penn, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure that adverse changes in the local and state economy supporting its market area would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

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

Mid Penn operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations

Mid Penn and the Bank are subject to extensive regulation, supervision and examination by federal and state banking authorities.  The potential exists for additional or amended federal or state laws and regulations, or changes in supervisory policies or activities, to materially affect many aspects of Mid Penn’s operations, including capital levels, lending and funding practices, and liquidity standards.  New laws and regulations may increase costs of regulatory compliance and of doing business and otherwise affect operations, and may significantly affect the markets in which Mid Penn does business, the markets for and value of Mid Penn’s loans and investments, the ability to attract deposits at a reasonable cost, the fees charged, and ongoing operations, costs and profitability.  Further, additional legislation and regulations that could significantly affect Mid Penn’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations.  Also, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.  Any changes in applicable regulations or federal, state or local legislation, or the exercise of bank regulatory authority, may have a negative impact on Mid Penn’s results of operations, financial condition, and its ability to pay dividends on common stock.

The soundness of other financial institutions may adversely affect Mid Penn

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  Mid Penn has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose Mid Penn to credit risk and losses in the event of a default by a counterparty or client.  Any such losses could have a material adverse effect on Mid Penn’s financial condition and results of operations.

Volatility in financial markets and the economy may have materially adverse effects on our liquidity and financial condition

In the recent past, the capital and credit markets experienced extreme volatility and economic disruption.  Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength.  If such levels of financial market and economic disruption and volatility return, there can be no assurance that Mid Penn will not experience adverse effects, which may materially affect its liquidity, financial condition, and profitability.

Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings

Poor economic conditions and the resulting bank failures from the most recent recession stressed the DIF and increased the costs of the Bank’s FDIC insurance assessments.  Future bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue special assessments.  Mid Penn generally is unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance.  Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the results of Mid Penn’s operations and financial condition.

MID PENN BANCORP, INC.

If we conclude that the decline in the value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings

Mid Penn reviews its investment securities portfolio at each quarter-end reporting period to determine whether the fair value of individual securities or the portfolio as a whole is below the current carrying value.  When the fair value of any of its investment securities has declined below its carrying value, Mid Penn is required to assess whether the decline is other than temporary.  If Mid Penn concludes that the decline is other than temporary, it is required to write down the value of that security through a charge to earnings.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in Mid Penn concluding that impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value.  Due to the complexity of the process, inputs, calculations and assumptions used in determining whether an investment is impaired, Mid Penn’s assessment of or disclosure of the impairment status of investments may not accurately reflect the actual impairment in the future.

Mid Penn is subject to environmental liability risk associated with lending activities

A significant portion of Mid Penn’s loan portfolio is secured by real property.  During the ordinary course of business, Mid Penn may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, Mid Penn may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require Mid Penn to incur substantial expenses and may materially reduce the affected property’s value or limit Mid Penn’s ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Mid Penn’s exposure to environmental liability.  Although Mid Penn has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Mid Penn’s financial condition and results of operations.

Mid Penn’s financial performance may suffer if its information technology is unable to keep pace with its growth or industry developments

Effective and competitive delivery of Mid Penn’s products and services is increasingly dependent upon information technology resources and processes provided both internally and through third party vendors.  In addition to better serving customers, the effective use of technology increases efficiency and enables Mid Penn to reduce costs.  Mid Penn’s future success will depend, in part, upon its ability to address the needs of its customers by using technology to provide products and services to enhance customer convenience, attract customers who prefer technological delivery channels, and to create additional efficiencies in its operations.  Many of Mid Penn’s competitors have greater resources to invest in technological improvements.  Additionally, as technology in the financial services industry changes and evolves, keeping pace becomes increasingly complex and expensive for Mid Penn.  There can be no assurance that Mid Penn will be able to effectively keep pace with these technological advancements or the related substantial costs and investments required, which could adversely affect its financial condition and results of operations.

Growing by acquisition entails certain risks, and difficulties in integrating past or future acquisitions could adversely affect our business

During 2018, Mid Penn completed acquisitions of both The Scottdale Bank & Trust Company and First Priority Financial Corp. Growth by acquisition involves substantial risks, as the ultimate success of such acquisitions may depend on, among other things, the ability to realize anticipated cost savings and to integrate the acquired companies and operation in a manner that does not result in decreased revenues resulting from excessive acquisition costs, conversion costs, or disruption of existing customer relationships in both the acquired companies and legacy markets. If we are not able to successfully achieve the financial efficiencies or integration and growth objectives of acquisitions, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than planned.

Further, the asset quality or other financial characteristics of an acquired company may deteriorate from the date a merger or other acquisition agreement is entered into and when the transaction is completed or the post-merger period.

MID PENN BANCORP, INC.

Mid Penn has spent and may continue to spend significant resources identifying companies and businesses to acquire. The efficient and effective integration of any companies and businesses we acquire and integrate into our organization is critical to our growth. The Scottdale Merger, the First Priority Merger, and any future mergers or acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to successfully integrate the operations of Scottdale and First Priority, or those of future acquisition targets, could harm Mid Penn’s business, financial condition, results of operations and cash flows.

We plan to pursue a growth strategy and there are risks associated with rapid growth

We intend to pursue a growth plan consistent with our prior business strategy, including growth by acquisition, as well as leveraging our existing branch network or adding new branch locations in current and adjacent markets we choose to serve. The Scottdale Merger and First Priority Merger were part of our growth strategy.

Our ability to manage growth successfully will depend on our ability to attract or retain qualified personnel, maintain cost controls and efficiencies, and ensure our areas of growth continue to meet our high asset quality standards, while attracting additional loans and deposits on favorable terms, as well as on factors beyond our control, such as economic conditions and competition in existing and new markets. If we grow too quickly and are not able to attract qualified personnel, control costs and maintain asset quality, this continued rapid growth could materially adversely affect our financial performance.

The interest rate on our subordinated notes will remain fixed until December 2020, when some will begin to float to Prime plus 0.50%

The per annum interest rate on the $7.5 million of our subordinated notes issued by Mid Penn in December 2015 is fixed at 5.15%, until December 2020 when the interest rate will float at the Wall Street Journal’s Prime rate plus 0.50%, provided that the interest rate applicable will at no time be less than 4.0%.

The per annum interest rate on the $10 million of our subordinated notes issued in December 2017 is fixed at 5.25% until December 2022, when it will float at the Wall Street Journal’s Prime rate plus 0.50%, provided that the interest rate applicable will at no time be less than 5.0%.

The per annum interest rate on the $9.5 million of subordinated notes assumed in the First Priority acquisition is fixed at 7.00% and the notes are non-callable through November 2020. These notes include provisions for redemption pricing between 101.5% and 100.5% of the total of $9.5 million, plus accrued but unpaid interest thereon up to but excluding the redemption date, if called after five years but prior to the maturity date of November 2025.

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

MID PENN BANCORP, INC.

Mid Penn’s ability to pay dividends on its common stock, and principal and interest on its subordinated notes, depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

Mid Penn is a bank holding company and its operations are conducted primarily by its banking subsidiary.  Mid Penn’s ability to pay dividends on its common stock, and principal and interest on its subordinated notes, depends on its receipt of dividends from the Bank.  Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the respective regulatory agencies that supervise the Bank.  The ability of the Bank to pay dividends is also subject to profitability, financial condition, liquidity, and capital management limits.  There is no assurance that Mid Penn’s banking subsidiary or other subsidiaries established in the future will be able to pay dividends, or that Mid Penn itself will generate adequate cash flow to pay dividends in the future.  Federal Reserve policy, which applies to Mid Penn as a registered bank holding company, also provides that dividends by bank holding companies should generally be paid out of earnings from both the current period and a designated look-back period.  Mid Penn’s ability to pay dividends on its common stock, or the amount of any dividends paid, could have a material adverse effect on the market price of its common stock.

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

Offerings of debt, which would be senior to Mid Penn’s common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock

Mid Penn may attempt to increase its capital resources or, if its or the Bank’s capital ratios fall below the required minimums, Mid Penn or the Bank could be required to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. If a future liquidation of Mid Penn occurs, holders of debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common stock, or both. Holders of Mid Penn common stock are not entitled to preemptive rights or other protections against dilution.

Also, Mid Penn’s board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders. The board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If Mid Penn issues preferred stock in the future that has a preference over its common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if preferred stock is issued with voting rights that dilute the voting power of common stock, the rights of holders of Mid Penn’s common stock or the market price of the common stock could be adversely affected.

MID PENN BANCORP, INC.

Pennsylvania Business Corporation Law and various anti-takeover provisions under our articles of incorporation and bylaws could impede the takeover of Mid Penn

Various Pennsylvania laws affecting business corporations may have the effect of discouraging offers to acquire Mid Penn, even if the acquisition would be advantageous to shareholders.  In addition, Mid Penn has various anti-takeover measures in place under its articles of incorporation and bylaws, including a supermajority vote requirement for mergers, the staggered election of Mid Penn’s board of directors, and the absence of cumulative voting.  Any one or more of these laws or measures may impede the takeover of Mid Penn and may prevent its shareholders from taking part in a transaction in which they could realize a premium over the current market price of its common stock.

Mid Penn’s common stock is not insured by any governmental entity

Although Mid Penn and the Bank are regulated by governmental agencies, Mid Penn common stock is not a deposit account or other obligation of the Bank or any other bank and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, any other governmental entity or by any other public or private entity. Investment in Mid Penn common stock is inherently risky for the reasons described elsewhere in this “Risk Factors” section, in this document, and our other filings with the SEC.  Mid Penn common stock is also subject to the same market forces that affect the price of common stock in any other publicly traded company. As a result, investors who acquire Mid Penn common stock may lose some or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Bank owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as its headquarters and the primary executive and administrative offices of Mid Penn and the Bank.  The Bank also owns one building in Halifax, Pennsylvania that serves as an operational support facility and two buildings in Harrisburg, Pennsylvania that serve as additional administrative and operational support offices.  Administrative space is also leased in Pottsville, Lancaster, and Chambersburg, Pennsylvania.  The Bank’s retail office network is comprised of thirty-eight full service locations and one loan production office at December 31, 2018.  Twelve retail banking locations are located in Dauphin County, five in Schuylkill County, four in Berks County, three in Westmoreland County, three in Cumberland County, three in Lancaster County, two in Fayette County, two in Chester County, and one location in each of Northumberland, Luzerne, Montgomery, and Bucks Counties.  As of December 31, 2018, retail banking facilities at twenty-four locations were owned, while fourteen branch facilities and the loan production office were leased.  All real estate owned is free and clear of encumbrances.  Mid Penn’s operating leases expire at various dates through the year 2035 and generally include options to renew.  For additional information regarding the lease commitments, refer to Part II, Item 8, Note 10 “Bank Premises and Equipment” in the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

There has been no change to the information disclosed in Item 1, Part II of Mid Penn’s Quarterly Report or Form 10-Q for the period ended June 30, 2018, which is incorporated by reference. Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. Mid Penn and the Bank have no proceedings pending other than ordinary, routine litigation occurring in the normal course of business.  In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn, the Bank, or any of its properties.

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

Number of Shareholders:  As of March 8, 2019, there were approximately 2,334 shareholders of record of Mid Penn’s common stock.

Dividends:  Cash dividends of $0.70 and $0.45 were paid and declared, respectively, in 2018.  In 2017, cash dividends of $0.62 were paid, while cash dividends of $0.77 were declared.  A special cash dividend of $0.10 was declared on November 21, 2017 and paid on January 5, 2018.  Cash dividends of $0.58 and $0.68 were paid and declared, respectively, in 2016.  The declaration of cash dividends on Mid Penn’s common stock is at the discretion of its Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn is expected to be held at 10:00 a.m. on Tuesday, May 14, 2019, at the West Shore Country Club, 100 Brentwater Road, Camp Hill, PA 17011.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  www.midpennbank.com.

MID PENN BANCORP, INC.

Stock Performance Graph

The following five-year performance graph compares the cumulative total shareholder return (including reinvestment of dividends) on Mid Penn Bank’s common stock to the Russell 3000 Index and Mid Penn’s Peer Group, which includes Mid-Atlantic commercial banks with assets between $1 billion and $2 billion as of September 30, 2018. The stock performance graph assumes that $100 was invested on December 31, 2013, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Mid Penn Bancorp, Inc.	100.00	111.63	118.78	182.87	260.95	184.14
Russell 3000	100.00	112.56	113.10	127.50	154.44	146.34
Mid-Atlantic Custom Peer Group*	100.00	106.27	114.85	145.90	174.30	162.33

*	Peer Group consists of Mid-Atlantic commercial banks with assets between $1 billion and $2 billion as of September 30, 2018.

Source:  S&P Global Market Intelligence

© 2019

www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is filed with this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
INCOME:
Total Interest Income	$68,654	$43,892	$40,212	$36,490	$30,627
Total Interest Expense	12,720	6,304	5,367	4,607	4,427
Net Interest Income	55,934	37,588	34,845	31,883	26,200
Provision for Loan and Lease Losses	500	325	1,870	1,065	1,617
Noninterest Income	7,462	5,693	5,924	4,113	3,284
Noninterest Expense	50,171	31,367	28,818	26,759	20,704
Income Before Provision for Income Taxes	12,725	11,589	10,081	8,172	7,163
Provision for Income Taxes	2,129	4,500	2,277	1,644	1,462
Net Income	10,596	7,089	7,804	6,528	5,701
Series B Preferred Stock Dividends and Redemption Premium	—	—	—	473	350
Series C Preferred Stock Dividends	—	—	—	17	—
Series D Preferred Stock Dividends	102	—	—	—	—
Net Income Available to Common Shareholders	10,494	7,089	7,804	6,038	5,351

COMMON STOCK DATA PER SHARE:
Earnings Per Common Share (Basic)	$1.48	$1.67	$1.85	$1.47	$1.53
Earnings Per Common Share (Fully Diluted)	1.48	1.67	1.85	1.47	1.53
Cash Dividends Declared	0.45	0.77	0.68	0.44	0.45
Cash Dividends Paid	0.70	0.62	0.58	0.44	0.45
Book Value Per Common Share	26.38	17.85	16.65	16.58	15.48
Tangible Book Value Per Common Share (a)	18.10	16.82	15.59	15.49	15.13

AVERAGE SHARES OUTSTANDING FOR THE YEAR (BASIC):	7,071,091	4,236,616	4,229,284	4,106,548	3,495,705
AVERAGE SHARES OUTSTANDING FOR THE YEAR (FULLY DILUTED):	7,071,091	4,236,616	4,229,284	4,106,548	3,495,705

AT YEAR-END:
Available-For-Sale Investment Securities	$111,923	$93,465	$133,625	$135,721	$141,634
Held-to-Maturity Investment Securities	168,370	101,356	—	—	—
Loans and Leases, Net of Unearned Interest	1,624,067	910,404	813,924	736,513	571,533
Allowance for Loan and Lease Losses	8,397	7,606	7,183	6,168	6,716
Total Assets	2,077,981	1,170,354	1,032,599	931,638	755,657
Total Deposits	1,726,026	1,023,568	935,373	777,043	637,922
Short-term Borrowings	43,100	34,611	-	31,596	578
Long-term Debt	48,024	12,352	13,581	40,305	52,961
Subordinated Debt	27,082	17,338	7,414	7,414	—
Shareholders' Equity	223,209	75,703	70,467	70,068	59,130

RATIOS:
Return on Average Assets	0.63%	0.64%	0.78%	0.74%	0.78%
Return on Average Shareholders' Equity	5.98%	9.48%	10.71%	9.16%	9.95%
Cash Dividend Payout Ratio	47.30%	37.18%	31.35%	29.93%	29.41%
Allowance for Loan and Lease Losses to Loans and Leases at Year End	0.52%	0.84%	0.88%	0.83%	1.18%
Average Shareholders' Equity to Average Assets for the Year	10.54%	6.78%	7.28%	8.06%	7.80%

(a)	Tangible Book Value Per Common Share is a non-GAAP measure as it excludes goodwill and core deposits and other intangibles, net; see Reconciliation of Non-GAAP Measure below

MID PENN BANCORP, INC.

RECONCILIATION OF NON-GAAP MEASURE:

This Annual Report contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is our book value.  Management of Mid Penn believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets.  Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.  Income tax effects of non-GAAP adjustments are calculated using the applicable statutory tax rate for the jurisdictions in which the charges (benefits) are incurred, while taking into consideration any valuation allowances or non-deductible portions of the non-GAAP adjustments. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of Mid Penn’s results and financial condition as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding Mid Penn’s ongoing operating results. This supplemental presentation should not be construed as an inference that Mid Penn’s future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

	December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014

Shareholder's Equity	$223,209	$75,703	$70,467	$70,068	$59,130
Less: Preferred Stock	—	—	—	—	5,000
Less: Goodwill	62,840	3,918	3,918	3,918	1,016
Less: Core Deposit and Other Intangibles	7,221	434	539	665	187
Tangible Equity	$153,148	$71,351	$66,010	$65,485	$52,927

Common Shares Issued and Outstanding	8,459,918	4,242,216	4,233,297	4,226,717	3,497,829

Tangible Book Value per Common Share	$18.10	$16.82	$15.59	$15.49	$15.13

.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mid Penn or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.  Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of future economic conditions on Mid Penn, the Bank, and their markets and customers;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes;
•	our ability to implement business strategies, including our acquisition strategy;
•	our ability to successfully expand our franchise, including acquiring institutions or establishing new offices at advantageous prices;
•

our ability to successfully integrate any banks, companies, offices, assets, labilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•

potential goodwill impairment charges, or future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;

•	our ability to attract and retain qualified management and personnel;
•	results of regulatory examination and supervision processes;
•

the failure of assumptions underlying the establishment of reserves for loan and lease losses, the assessment of potential impairment of investment securities, and estimations of values of collateral and various financial assets and liabilities;

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K.  The comparability of the results of operations for the year ended 2018, compared to 2017 and 2016, in general, have been materially impacted by the acquisition of The Scottdale Bank and Trust Company, which closed on January 8, 2018, and the acquisition of First Priority Financial Corp., which closed on July 31, 2018. For comparative purposes, some 2017 and 2016 balances have been reclassified to conform to the 2018 presentation.  Such reclassifications had no impact on net income available to common shareholders or shareholders’ equity.

Mid Penn is not aware of any current trends, events, uncertainties or any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on Mid Penn’s or the Bank’s liquidity, capital resources, or operations.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry for smaller reporting public companies.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates used in applying these principles are based on historical experiences and other factors which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that have been made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the reported results of operations.

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

The allowance for loan and lease losses represents management’s estimate of probable incurred credit losses inherent in the loan and lease portfolio.  Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience adjusted for qualitative factors, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet.  Throughout the remainder of this report, the terms “loan” or “loans” refers to both loans and leases.

Valuations for the investment portfolio are determined using quoted market prices, where available.  If quoted market prices are not available, investment valuation is based on pricing models, quotes for similar investment securities, and observable values based upon yield curves and spreads.  In addition to valuation of securities, management must assess whether there are any declines where the fair value is below the carrying value of any investments such that the decline should be considered other than temporary or otherwise require an adjustment in carrying value and recognition of a loss in the consolidated statement of income.

Certain intangible assets generated in connection with acquisitions are periodically assessed for impairment.  Goodwill is tested annually for impairment, and if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  Similarly, the amortized basis of the core deposit intangible asset and trade name intangible are periodically assessed for impairment.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of core deposit intangible, trade name intangible, and goodwill impairment.  Future changes in economic and operating conditions could result in goodwill or core deposit intangible or trade name intangible impairment in subsequent periods.

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

Financial Summary

2018 versus 2017

As noted above, the comparability of the results of operations for the years ended 2018 and 2017, in general, have been materially impacted by the acquisitions of Scottdale, which closed on January 8, 2018, and First Priority, which closed on July 31, 2018.

Mid Penn’s net income available to common shareholders (“earnings”) was $10,494,000 or $1.48 per common share basic and diluted for the year ended December 31,2018, compared to earnings of $7,089,000 or $1.67 per common share basic and diluted for the year ended December 31, 2017.  The results for the year ended December 31, 2018 included merger and acquisition expenses resulting from Mid Penn’s acquisitions of First Priority and Scottdale. Earnings for the year ended December 31, 2017 included certain merger-related costs for the Scottdale acquisition, and were also impacted by a one-time non-cash reduction in the value of Mid Penn’s deferred tax asset, which resulted in a charge of $1,169,000 included in the provision for income taxes. This income tax adjustment was a result of the TCJA, which lowered Mid Penn’s maximum corporate tax rate from 34 percent in 2017 and prior periods to 21 percent in 2018 and future periods.

Total assets of Mid Penn grew $907,627,000 or 78 percent, in 2018 to close the year at $2,077,981,000, compared to total assets of $1,170,354,000 at the end of 2017.  Asset growth during the year ended December 31, 2018 includes the acquired loans, investments, cash, facilities, goodwill and core deposit intangibles recorded from the legal closing of the Scottdale and First Priority transactions, as well as organic growth from our legacy markets.

Increases in short-term debt, long-term debt and subordinated debt during the year ended December 31, 2018 were a result of both (i) $50 million of shorter-term FHLB fixed-rate borrowings obtained in late November 2018, and (ii) $15.5 million of combined long-term FHLB borrowings and subordinated debt assumed in the First Priority acquisition.  Scottdale had no borrowings that were assumed by Mid Penn in that acquisition.

Mid Penn’s return on average shareholders’ equity (“ROE”), a widely recognized performance indicator in the financial industry, was 5.98% in 2018 and 9.48% in 2017.  The reduction in this indicator was significantly impacted by the material costs incurred in 2018 with the two acquisitions, and from the impact of additional common equity issued in conjunction with both transactions.  Return on average assets (“ROA”), another performance indicator, was 0.63% in 2018 and 0.64% in 2017.

Net interest margin was 3.67% in 2018 versus 3.68% in 2017.  Net interest income on a tax equivalent basis increased to $56,824,000 in 2018 from $38,597,000 in 2017.  Increases in yields on earning assets and increases in noninterest-bearing deposits during 2018 were offset by the impact of both (i) the rising cost of both deposit and borrowed funds as a result of market pricing in response to recent Federal Open Market Committee (“FOMC”) rate increases, and (ii) the increase in wholesale funding and related interest costs, including the assumption of some higher-cost brokered time deposits, FHLB borrowings, and subordinated debt in the First Priority transaction.  Further discussion of net interest margin can be found in the Net Interest Income section below.

Mid Penn’s allowance for loan and lease losses at December 31, 2018 was $8,397,000 or 0.52% of total loans (less unearned discount), as compared to $7,606,000 or 0.84% at December 31, 2017.  During 2018, Mid Penn had net loan recoveries of $291,000 compared to net recoveries of $98,000 during the same period of 2017.  The primary reason for the favorable net recovery amount during 2018 was Mid Penn’s workout and recovery of $777,000 of principal from a commercial real estate relationship that was subject to a restructuring and partial charge-off in 2009.  Mid Penn’s net recovery position for the year ended December 31, 2017 was primarily attributed to the recovery of $318,000 of principal from the successful workout of a different commercial real estate relationship that was partially charged-off in 2010.  Further discussion of these items can be found in the Provision for Loan and Lease Losses section below.

Total nonperforming assets increased $975,000 from $11,308,000 at the end of 2017 to $12,283,000 at the end of 2018.  Further discussion of the components of nonperforming assets can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

Mid Penn’s regulatory capital measures of Tier 1 Capital (to risk weighted assets) of $155,662,000 or 10.0%, and Total Capital (to risk weighted assets) of $191,300,000 or 12.3%, at December 31, 2018, are above the regulatory “well capitalized” requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity less the value of goodwill and other intangible assets, and excluding the impact of the accumulated other comprehensive income/loss component. Total Capital includes the Tier 1 Capital, as well as Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted regulatory limits.  Risk-weighted assets are determined by assigning various levels of risk, in accordance with regulatory risk-weighting definitions, to different categories of assets and off-balance sheet activities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

2017 versus 2016

Mid Penn’s net income available to common shareholders (“earnings”) of $7,089,000 for the year 2017 reflects a decrease of $715,000 or 9 percent, as compared to earnings of $7,804,000 for the year 2016.  This represents earnings in 2017 of $1.67 per common share, basic and diluted, compared to $1.85 per common share basic and diluted in 2016.  Earnings for the year 2017 were negatively impacted by a non-cash reduction in the value of Mid Penn’s deferred tax asset under the TCJA, which resulted in a charge of $1,169,000 included in the provision for income taxes.

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

Mid Penn’s ROE was 9.48% in 2017 and 10.71% in 2016.  ROA was 0.64% in 2017 and 0.78% in 2016.

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

Mid Penn’s regulatory capital measures of Tier 1 Capital (to risk weighted assets) of $74,417,000 or 8.4%, and Total Capital (to risk weighted assets) of $99,466,000 or 11.3%, at December 31, 2017, are above the regulatory “well capitalized” requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity net of the accumulated other comprehensive income/loss component. Total Capital includes the Tier 1 Capital, as well as Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted regulatory limits.  Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

	Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)	December 31, 2018				December 31, 2017				December 31, 2016
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$4,983	$75		1.51%	$2,621	$18		0.69%	$2,559	$12		0.47%
Investment Securities:
Taxable	165,422	3,838		2.32%	121,050	2,376		1.96%	79,277	1,515		1.91%
Tax-Exempt	102,656	2,940	(a)	2.86%	52,919	1,687	(a)	3.19%	80,451	3,130	(a)	3.89%
Total Securities	268,078	6,778		2.53%	173,969	4,063		2.34%	159,728	4,645		2.91%

Federal Funds Sold	25,745	451		1.75%	11,220	115		1.02%	16,848	82		0.49%
Loans and Leases, Net	1,243,987	61,965	(b)	4.98%	857,259	40,591	(b)	4.73%	772,877	36,963	(b)	4.78%
Restricted Investment in Bank Stocks	3,567	275		7.71%	2,955	114		3.86%	2,751	135		4.91%
Total Earning Assets	1,546,360	69,544		4.50%	1,048,024	44,901		4.28%	954,763	41,837		4.38%

Cash and Due from Banks	29,408				20,323				12,791
Other Assets	89,953				35,092				33,898
Total Assets	$1,665,721				$1,103,439				$1,001,452

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$371,873	2,447		0.66%	$335,859	1,410		0.42%	$293,745	1,009		0.34%
Money Market	309,705	2,990		0.97%	247,337	1,448		0.59%	235,561	1,315		0.56%
Savings	191,686	540		0.28%	62,500	35		0.06%	59,615	34		0.06%
Time	324,853	4,907		1.51%	197,154	2,570		1.30%	172,657	2,156		1.25%
Total Interest-bearing Deposits	1,198,117	10,884		0.91%	842,850	5,463		0.65%	761,578	4,514		0.59%

Short-term Borrowings	8,833	207		2.34%	7,961	111		1.39%	2,370	15		0.63%
Long-term Debt	17,292	462		2.67%	13,321	318		2.39%	28,474	442		1.55%
Subordinated Debt	21,324	1,167		5.47%	7,746	412		5.32%	7,431	396		5.33%
Total Interest-bearing Liabilities	1,245,566	12,720		1.02%	871,878	6,304		0.72%	799,853	5,367		0.67%

Noninterest-bearing Demand	232,562				146,683				120,244
Other Liabilities	12,030				10,094				8,462
Shareholders' Equity	175,563				74,784				72,893
Total Liabilities & Shareholders' Equity	$1,665,721				$1,103,439				$1,001,452

Net Interest Income (taxable equivalent basis)		$56,824				$38,597				$36,470
Taxable Equivalent Adjustment		(890)				(1,009)				(1,625)
Net Interest Income		$55,934				$37,588				$34,845

Total Yield on Earning Assets				4.50%				4.28%				4.38%
Rate on Supporting Liabilities				1.02%				0.72%				0.67%
Average Interest Spread				3.48%				3.56%				3.71%
Net Interest Margin				3.67%				3.68%				3.82%

(a)

Includes tax equivalent adjustments (calculated using statutory rates of 21% for 2018 and 34% for 2017 and 2016) of $617,000, $574,000, and $1,064,000 for the years 2018, 2017, and 2016, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes tax equivalent adjustments (calculated using statutory rates of 21% for 2018 and 34% for 2017 and 2016) of $273,000, $435,000, and $561,000 for the years 2018, 2017, and 2016, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Net Interest Income

Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings.  Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.  Interest and average rates in Table 1 above are presented on a fully taxable-equivalent basis.  Tax-equivalent adjustments were calculated using statutory corporate tax rates of 21 percent for the year ended December 31, 2018, and 34 percent for the years ended December 31, 2017 and 2016.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.  Loan fees of $1,038,000, $921,000 and $1,097,000 are included with loan interest income in Table 1 above for the years ended December 31, 2018, 2017, and 2016, respectively.

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2018 Compared to 2017			2017 Compared to 2016
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$16	$41	$57	$1	$5	$6
Investment Securities:
Taxable	871	591	1,462	798	63	861
Tax-Exempt	1,586	(333)	1,253	(1,071)	(372)	(1,443)
Total Securities	2,457	258	2,715	(273)	(309)	(582)

Federal Funds Sold	149	187	336	(27)	60	33
Loans and Leases, Net	18,311	3,063	21,374	4,036	(408)	3,628
Restricted Investment Bank Stocks	24	137	161	10	(31)	(21)
Total Interest Income	20,957	3,686	24,643	3,747	(683)	3,064

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	151	886	1,037	145	256	401
Money Market	365	1,177	1,542	66	67	133
Savings	72	433	505	—	1	1
Time	1,665	672	2,337	306	108	414
Total Interest Bearing Deposits	2,253	3,168	5,421	517	432	949

Short-term Borrowings	12	84	96	35	61	96
Long-term Debt	95	49	144	(235)	111	(124)
Subordinated Debt	722	33	755	17	(1)	16
Total Interest Expense	3,082	3,334	6,416	334	603	937

NET INTEREST INCOME	$17,875	$352	$18,227	$3,413	$(1,286)	$2,127

The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis using statutory corporate tax rates of 21 percent for the year ended December 31, 2018, and 34 percent for the years ended December 31, 2017 and 2016.

During 2018, taxable equivalent net interest income increased $18,227,000 or 47 percent compared to 2017.  During 2017, taxable equivalent net interest income increased $2,127,000 or 6 percent compared to 2016.  The average balances, effective interest differential, and interest yields for the years ended December 31, 2018, 2017, and 2016 and the components of net interest income are presented in Table 1.  Table 2 provides a comparative presentation of the changes in net interest income for 2018 compared to 2017, and 2017 compared to 2016, by reflecting changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The yield on earning assets increased to 4.50% in 2018 from 4.28% in 2017.  The yield on earning assets for 2016 was 4.38%.  The increase in the yield on earning assets in 2018 was largely due to increases in both rate and volume of loan and investments.  The average rate on loans increased to 4.98% in 2018 from 4.73% in 2017.  The average rates on investment securities also increased from 2017 to 2018 as a decrease in the yield on tax-exempt investments from 3.19% to 2.86% was more than offset by the impact of an increase in the yield on taxable investments from 1.96% to 2.32%.  The increase in investment yields in 2018 was affected by both yields on purchases, and from yields on securities added to the investment portfolio as a result of the two 2018 acquisitions.

Interest expense increased by $6,416,000 or 102 percent in 2018, as compared to 2017.  For the year ending December 31, 2017, interest expense increased $937,000 or 17 percent, compared to 2016.  The cost of interest bearing liabilities increased to 1.02% in 2018 from 0.72% in 2017.  The cost of interest bearing liabilities for 2016 was 0.67%.  The increase in the cost of interest bearing liabilities was due to both (i) the rising cost of both deposit and borrowed funds as a result of market pricing in response to recent FOMC rate increases, and (ii) the increase in wholesale funding, including the assumption of some higher-cost brokered time deposits, FHLB borrowings, and subordinated debt in the First Priority transaction.

Net interest margin, on a tax equivalent basis, was 3.67% in 2018 compared to 3.68% in 2017 and 3.82% in 2016.  Increases in yields on earning assets and increases in noninterest-bearing deposits were offset by the higher cost of interest bearing liabilities when comparing 2018 to 2017.  The decrease in the net interest margin for 2017 compared to 2016 was primarily the result of a lower realized yield on the investment portfolio, including the impact of purchases of lower-risk and lower-yielding held-to-maturity portfolio securities in 2017.

Further changes to the future mix of the loan, investment, and deposit products in the Bank's portfolios, and the volume of variable rate and fixed rate instruments based upon new loan originations and investment purchases, may significantly change the net interest margin and the yields on earning-assets and the costs of interest-bearing liabilities.  In addition, net interest income may be impacted by further interest rate actions of the Federal Reserve.  Management continues to monitor the net interest margin closely.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s portfolio credit risk and potential loss assessment process, which took into consideration the risk characteristics of the loan and lease portfolio, shifting collateral values, and the assessment of other relevant qualitative factors from December 31, 2017 to December 31, 2018.  For the year ended December 31, 2018, the provision for loan and lease losses was $500,000 compared to $325,000 for the year ended December 31, 2017.  The increase in loan loss provision expense year-over-year was necessary to support the allowance for loan loss given the organic loan growth within Mid Penn’s loan portfolio since December 31, 2017, though the required provision for both years was favorably impacted by the net recoveries for the respective year.   The allowance for loan and lease losses as a percentage of total loans was 0.52% at December 31, 2018, compared to 0.84% at December 31, 2017 and 0.88% at December 31, 2016.

For the year ended December 31, 2018, Mid Penn favorably had net recoveries of $291,000 compared to net recoveries of $98,000 during the same period of 2017.  Loans charged off during 2018 were comprised of two commercial and industrial loans for $142,000, four commercial real estate loans among two relationships totaling $64,000 and one commercial real estate – construction loan of $40,000.  In addition, there were charge-offs for three home equity loans for $185,000, three residential real estate loans totaling $60,000, and four consumer loans to unrelated borrowers totaling $14,000.  The remaining $23,000 was comprised of deposit account charge-offs.  These charge-offs were more than offset by total recoveries of $819,000 realized during 2017, primarily comprised of one commercial real estate loan totaling $777,000.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality or other relevant qualitative factors differ substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2018	2017	2016	2015	2014
Balance, beginning of year	$7,606	$7,183	$6,168	$6,716	$6,317
Loans and leases charged off:
Commercial real estate, construction and land development	104	322	216	1,569	1,057
Commercial, industrial and agricultural	142	25	820	130	62
Real estate - residential	60	102	4	35	133
Consumer	222	48	67	50	76
Total loans and leases charged off	528	497	1,107	1,784	1,328

Recoveries on loans and leases previously charged off:
Commercial real estate, construction and land development	808	553	211	75	13
Commercial, industrial and agricultural	1	26	4	12	13
Real estate - residential	-	4	26	44	20
Consumer	10	12	11	40	64
Total loans and leases recovered	819	595	252	171	110

Net (recoveries) charge-offs	(291)	(98)	855	1,613	1,218
Provision for loan and lease losses	500	325	1,870	1,065	1,617
Balance, end of year	$8,397	$7,606	$7,183	$6,168	$6,716

	Years ended December 31,
	2018	2017	2016	2015	2014
Ratio of net (recoveries) charge-offs during the year to average loans and leases outstanding during the year, net of unearned discount	-0.02%	-0.01%	0.11%	0.23%	0.22%

Allowance for loan and lease losses as a percentage of total loans and leases at December 31	0.52%	0.84%	0.88%	0.83%	1.18%

Allowance for loan and lease losses as a percentage of non-performing assets at December 31	68.37%	67.26%	124.73%	101.75%	58.36%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2018	2017	2016
Income from fiduciary activities	$1,155	$845	$481
Service charges on deposits	933	721	684
Net gain on sales of investment securities	137	42	1,046
Earnings from cash surrender value of life insurance	286	262	264
Mortgage banking income	751	872	922
ATM debit card interchange income	1,253	937	844
Merchant services income	347	335	317
Net gain on sales of SBA loans	561	800	470
Other income	2,039	893	918
Total Noninterest Income	$7,462	$5,707	$5,946

Noninterest Income

2018 versus 2017

For the year ended December 31, 2018, noninterest income totaled $7,462,000, an increase of $1,755,000 or 31 percent, compared to noninterest income of $5,707,000 for the year ended December 31, 2017.  Several components of noninterest income were affected by higher account and transaction volume, when comparing 2018 to the prior year, due to both the First Priority and Scottdale acquisitions that closed during 2018.

Income from fiduciary activities was $1,155,000 for the year ended December 31, 2018, an increase of $310,000 or 37 percent compared to fiduciary income of $845,000 for the year ended December 31, 2017. These additional revenues were attributed to continued growth in trust assets under management, and increased sales of retail investment products, as a result of successful business development efforts by Mid Penn’s trust and wealth management team.

Service charges on deposits were $933,000 for the year ended December 31, 2018, an increase of $212,000 or 29 percent, compared to service charges of $721,000 for the year ended December 31, 2017.  This increase was driven by an increase in collected charges on a higher volume of transactional deposit accounts, including deposit accounts assumed in both the Scottdale and First Priority acquisitions.

Net gains on sales of securities were $137,000 for the year ended December 31, 2018, an increase of $95,000 compared to net gains on sales of securities of $42,000 for the year ended December 31, 2017. Some investment securities acquired from Scottdale and First Priority were sold to ensure that the overall portfolio, after the acquisitions, was in alignment with Mid Penn’s investment management objectives.

ATM debit card interchange income was $1,253,000 for the year ended December 31, 2018, an increase of $316,000 or over 33 percent compared to interchange income of $937,000 for the year ended December 31, 2017. The increase in Mid Penn Bank ATM and debit card activity resulted from both increasing card-based transaction volume, as well as new demand deposit accounts, including those acquired in the Scottdale and First Priority transactions.

Other income was $2,039,000 for the year ended December 31, 2018, an increase of $1,146,000 compared to other income of $893,000 for the year ended December 31, 2017.  The increase in other income was primarily driven by $737,000 of settlement gains recognized during 2018 as a result of certain lump sum payouts reducing pension liabilities to participants of the Scottdale defined benefit retirement, with such pension liabilities being assumed as a result of the Scottdale acquisition in 2018.  Also, increases in letter of credit renewal fees and other service fees and commissions also contributed to the year-over-year growth in other income.

Mortgage banking income was $751,000 for the year ended December 31, 2018, a decrease of $121,000 or 14 percent compared to the year ended December 31, 2017. Higher longer-term mortgage interest rates for much of 2018 resulted in a lower volume of mortgage refinance activity during 2018 when compared to 2017.

Net gains on sales of SBA loans was $561,000 for the year ended December 31, 2018, a decrease of $239,000 when compared to the same period in 2017.  Increased interest rates on SBA loans, and tighter market pricing on secondary market sales yields, resulted in lower levels of loan sales and related gains in 2018 versus the prior year.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

2017 versus 2016

During the twelve months ended December 31, 2017, noninterest income (excluding net securities gains of $42,000) increased $765,000 or 16 percent, versus the twelve months ended December 31, 2016 (excluding net security gains of $1,046,000).  Items of particular note are detailed below.

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

Other noninterest income decreased $25,000 for the twelve months ended December 31, 2017 compared to the twelve months ended December 31, 2016.  Included in 2016 other income was $86,000 from the gain on the sale of insurance policies upon the dissolution of Mid Penn Insurance Services, LLC, a then wholly-owned subsidiary of Mid Penn Bank, effective March 1, 2016.  The decision was made to liquidate the subsidiary due to the lack of consistent profitability and growth.

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2018	2017	2016
Salaries and employee benefits	$23,862	$16,929	$15,564
Occupancy expense, net	4,019	2,512	2,064
Equipment expense	2,186	1,536	1,689
Pennsylvania Bank Shares tax expense	225	451	648
FDIC Assessment	772	792	688
Legal and professional fees	1,117	802	711
Marketing and advertising expense	1,025	516	500
Software licensing and utilization	3,036	2,051	1,908
Telephone expense	621	497	548
Loss on sale/write-down of foreclosed assets	4	88	217
Intangible amortization	1,224	104	126
Merger and acquisition expense	4,790	619	—
ATM debit card processing expense	631	448	440
Director fees and benefits expense	792	465	340
Loan collection costs	271	148	178
Meals, travel, and lodging expense	945	544	428
Data processing	573	420	341
Insurance	278	216	178
OREO expense	275	79	248
Investor services	159	115	85
Other expenses	3,366	2,049	1,939
Total Noninterest Expense	$50,171	$31,381	$28,840

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Noninterest Expense

2018 versus 2017

Noninterest expense for the year ended December 31, 2018 totaled $50,171,000, an increase of $18,790,000 or 60 percent compared to noninterest expenses of $31,381,000 for the twelve months ended December 31, 2017.  The primary source of the increase in noninterest expense were the merger expenses and other costs supporting Mid Penn’s acquisition of both First Priority and Scottdale, and from the opening of new retail branches and new corporate administrative offices in 2018.

For the year ended December 31, 2018, Mid Penn incurred merger and acquisition expenses totaling $4,790,000 in connection with the First Priority and Scottdale acquisitions, with such expenses including investment banking fees, merger-related legal expenses, professional fees related to the preparation and filing of merger documents, severance costs, and information technology conversion/termination costs.  Merger and acquisition expenses of $619,000 were recorded for the year ended December 31, 2017, and consisted primarily of investment banking fees, legal fees, and professional fees related to the preparation and filing of merger documents, related to the Scottdale acquisition.

Salaries and employee benefits expense increased $6,933,000 or 41 percent during the twelve months ended December 31, 2018 versus the same period in 2017, with the increase attributable to (i) the retail staff additions at the five retail locations added through the Scottdale acquisition and the opening of the Halifax, PA branch, all effective January 8, 2018, (ii) the retail staff additions at the eight retail locations and loan production office added through the First Priority acquisition, effective July 31, 2018, (iii) the retail staff additions as a result of the opening of two additional retail offices in upper Dauphin County, Pennsylvania (Halifax and Pillow), and (iv) the addition of commercial lenders, credit administration personnel, and other staff additions in Mid Penn’s legacy markets, in alignment with Mid Penn’s core banking growth objectives.

Occupancy expenses increased $1,507,000 or 60 percent during the year ended December 31, 2018 compared to the same period in 2017.  Similarly, equipment expense increased $650,000 or 42 percent during the year ended December 31, 2018 compared to the year ended December 31, 2017.  These increases were driven by (i) the facility operating costs and increased depreciation expense for building, furniture, and equipment associated with the addition of the above-noted acquired and new branch offices, and (ii) depreciation and occupancy costs related to Mid Penn’s addition of larger corporate administrative office facilities to increase the effectiveness and efficiency of administrative and operations support services for the growing franchise.

FDIC assessment expense was $772,000 for the year ended December 31, 2018, a decrease of $20,000 or 3 percent compared to $792,000 for the year ended December 31, 2017.  As a result of several factors, including the 2018 acquisitions, the favorable asset quality of both legacy portfolio loan assets and acquired portfolios, and successful workouts of non-performing assets, Mid Penn had more favorable capital and asset quality ratios, resulting in a lower overall FDIC assessment rate for 2018.

Legal and professional fees for the year ended December 31, 2018 increased by $315,000 or 39 percent compared to the year ended December 31, 2017, due to increased third-party services for wealth management, audit, information technology consulting, and public relations activities given the expanded franchise operating profile.

Marketing and advertising expense increased 99 percent, from $516,000 for the year ended December 31, 2017 to $1,025,000 for the year ended December 31, 2018.  The increased costs were a result of marketing and branding initiatives implemented at the recently acquired Scottdale and First Priority locations, and market-specific business development promotions across Mid Penn’s footprint.

Software licensing and utilization costs were $3,036,000 during the year ended December 31, 2018, an increase of $985,000 or 48 percent compared to $2,051,000 for the year ended December 31, 2017. The increase is a result of additional costs to license (i) all of the Scottdale and First Priority locations and the new retail branches, (ii) upgrades to internal systems to enhance data management and storage capabilities given the larger company profile, and (iii) increases in certain core processing fees as our customer base and account/transaction volumes continue to grow.

Intangible amortization increased from $104,000 during the year ended December 31, 2017 to $1,224,000 during the same period in 2018. In the first quarter of 2018, Mid Penn recorded a core deposit intangible (CDI) asset related to the Scottdale acquisition of $4,940,000.  On July 31, 2018, Mid Penn recorded an additional CDI asset of $2,832,000 as a result of the First Priority acquisition.  These CDI assets will be amortized using the sum of the years’ digit method over a ten-year period from the respective acquisition date. During the year ended December 31, 2018, the CDI amortization recorded related to the Scottdale and First Priority acquisitions totaled $1,113,000, of which $898,000 was related to the amortization of the Scottdale CDI and $215,000 was related to the amortization of the First Priority CDI.  The remaining intangible amortization expense in 2018, and the prior year’s amortization expense, was attributable to CDI recorded as a result of Mid Penn’s acquisition of Phoenix Bancorp in 2015.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Other expense was $7,290,000 during the year ended December 31, 2018, an increase of $2,806,000 or 63 percent compared to other expense of $4,484,000 for the year ended December 31, 2017.  As both organic growth and the Scottdale and First Priority acquisitions have increased Mid Penn’s geographic profile and employee base, several categories within other expenses experienced year-over-year increases, including insurance costs, stationary and supplies, printing, postage, employee travel costs, and directors fees.

2017 versus 2016

During the year ended December 31, 2017, noninterest expenses totaled $31,381,000, an increase of $2,541,000 or 9 percent compared to $28,840,000 for the year ended December 31, 2016.

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

Investments

Mid Penn’s investment portfolio is utilized primarily to support overall liquidity management, to provide collateral supporting pledging requirements over public funds deposit), and to generate additional interest income within reasonable risk parameters.  Mid Penn’s investment portfolio includes both held-to-maturity securities and available-for-sale securities.

During the year ended December 31, 2018, the portfolio of held-to-maturity securities increased over 66 percent to $168,370,000 as of December 31, 2018, as compared to $101,356,000 as of December 31, 2017 (held-to-maturity investments are recorded at amortized cost).  Mid Penn’s total available-for-sale securities portfolio increased $18,458,000 or 20 percent, from $93,465,000 at December 31, 2017 to $111,923,000 at December 31, 2018. The increase to the investment securities during 2018 was primarily due to investments acquired from Scottdale and First Priority.  Some acquired available-for-sale securities were sold after the mergers and the proceeds reinvested in held-to-maturity securities, both to support pledging requirements, and to ensure greater portfolio alignment with Mid Penn’s investment management objectives.

Mid Penn’s available-for-sale portfolio is recorded at fair value, meaning the investments are valued at a market price relative to investments of the same type with similar maturity dates.  As the interest rate environment and overall market yield curve changes, the fair value of securities changes accordingly.  The fair values of securities can also be impacted by changing market supply and demand for certain types of securities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

At December 31, 2018, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $3,242,000 (comprised of a gross unrealized loss on securities of $4,103,000 net of a deferred income tax benefit of $861,000).  At December 31, 2017, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $2,159,000 (gross unrealized loss on securities of $2,733,000 net of a deferred income tax benefit of $574,000).  Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.  Table 6 provides a summary of our investment securities, and maturity and yield information relating to debt securities is shown in Table 7.

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2018	2017	2016
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$41,572	$38,730	$47,012
Mortgage-backed U.S. government agencies	38,849	25,831	25,619
State and political subdivision obligations	29,256	27,043	58,838
Corporate debt securities	2,246	1,355	1,099
Total available-for-sale debt securities	111,923	92,959	132,568
Available-for-sale equity securities:
Equity securities	$492	$506	$1,057
Total available-for-sale equity securities	492	506	1,057
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	$16,856	$10,894	$—
Mortgage-backed U.S. government agencies	64,548	52,949	—
State and political subdivision obligations	83,649	36,640	—
Corporate debt securities	1,539	—	—
Total held-to-maturity securities	166,592	100,483	—
Total	$279,007	$193,948	$133,625

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
	One Year	Year thru	Years thru	After Ten
As of December 31, 2018	and Less	Five Years	Ten Years	Years	Total
Available for sale securities:
U.S. Treasury and U.S. government agencies	$—	$20,934	$20,638	$—	$41,572
Mortgage-backed U.S. government agencies	14	7,858	23,256	7,721	38,849
State and political subdivision obligations	—	3,548	19,389	6,319	29,256
Corporate debt securities	—	250	1,000	996	2,246
	$14	$32,590	$64,283	$15,036	$111,923
Held to maturity securities:
U.S. Treasury and U.S. government agencies	$991	$12,463	$3,531	$—	$16,985
Mortgage-backed U.S. government agencies	—	—	23,670	42,142	65,812
State and political subdivision obligations	95	6,282	77,657	—	84,034
Corporate debt securities	—	—	1,539	—	1,539
	$1,086	$18,745	$106,397	$42,142	$168,370

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

		After One	After Five
		Year thru	Years
	One Year	Five	thru	After Ten
Weighted Average Yields	and Less	Years	Ten Years	Years	Total
Available for sale securities:
U.S. Treasury and U.S. government agencies	—	2.05%	2.18%	—	2.11%
Mortgage-backed U.S. government agencies	4.08%	3.15%	2.71%	2.72%	2.80%
State and political subdivision obligations	—	2.77%	3.28%	3.22%	3.21%
Corporate debt securities	—	1.50%	4.75%	6.50%	5.16%
	4.08%	2.38%	2.74%	2.75%	2.64%
Held to maturity securities:
U.S. Treasury and U.S. government agencies	1.41%	1.93%	3.42%	—	2.21%
Mortgage-backed U.S. government agencies	—	—	2.91%	2.72%	2.79%
State and political subdivision obligations	6.93%	3.15%	3.47%	—	3.45%
Corporate debt securities	—	—	5.36%	—	5.36%
	1.89%	2.34%	3.37%	2.72%	3.08%

Loans

Total loans at December 31, 2018 were $1,624,067,000 compared to $910,404,000 at December 31, 2017, an increase of $713,663,000 or over 78 percent since year-end 2017.  A large portion of the year-over-year increase was a result of the loans acquired from First Priority and Scottdale totaling $543,272,000 as of December 31, 2018.  The majority of Mid Penn’s $170,391,000 of organic loan growth during 2018 was attributable to commercial loans, including both commercial and industrial financing, and commercial real estate credits.

At December 31, 2018, loans (net of unearned income) represented 85 percent of earning assets, compared to 83 percent at both December 31, 2017 and 2016.

The Bank's loan portfolio is diversified among individuals and businesses generally located within the Bank's primary market area of Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland counties in Pennsylvania.  Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved.  Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured.  Residential real estate loans are secured by liens on the residential property.  Consumer loans include installment loans, lines of credit and home equity loans.  The Bank has no significant concentration of credit to any one borrower.  The Bank’s highest concentration of credit by loan type is in commercial real estate financings.

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8, and the maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, construction and land development	$1,003,542	61.8	$465,122	51.1	$397,547	48.8	$355,339	48.1	$289,378	50.6
Commercial, industrial and agricultural	286,583	17.6	188,262	20.7	171,985	21.1	160,988	21.8	120,326	21.0
Real estate - residential	323,639	19.9	253,152	27.8	240,418	29.5	216,269	29.6	159,004	27.8
Consumer	10,351	0.6	3,954	0.4	4,132	0.6	4,204	0.5	3,018	0.6
Total Loans	1,624,115	100.0	910,490	100.0	814,082	100.0	736,800	100.0	571,726	100.0
Unearned income	(48)		(86)		(158)		(287)		(193)
Loans net of unearned discount	1,624,067		910,404		813,924		736,513		571,533
Allowance for loan and lease losses	(8,397)		(7,606)		(7,183)		(6,168)		(6,716)
Net loans	$1,615,670		$902,798		$806,741		$730,345		$564,817

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
	One Year	Year thru	After Five
As of December 31, 2018	and Less	Five Years	Years	Total
Commercial real estate, construction and land development	$79,430	$233,925	$690,187	$1,003,542
Commercial, industrial and agricultural	17,866	76,253	192,464	286,583
Real estate - residential mortgages	13,570	33,624	276,445	323,639
Consumer	279	2,429	7,595	10,303
	$111,145	$346,231	$1,166,691	$1,624,067

Rate Sensitivity
Predetermined rate	$53,061	$249,407	$287,796	$590,264
Floating or adjustable rate	58,084	96,824	878,895	1,033,803
	$111,145	$346,231	$1,166,691	$1,624,067

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

Other than as described herein, Mid Penn does not believe there are current significant credit-related trends, events or uncertainties relating to its loan portfolio that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Mid Penn recognizes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn continues to monitor the financial strength of borrowers constantly and does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components, or perform commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2018	2017	2016	2015	2014
Nonperforming Assets:
Nonaccrual loans	$10,749	$10,575	$4,658	$4,418	$8,907
Accruing troubled debt restructured loans	517	544	877	459	2,035
Total nonperforming loans	11,266	11,119	5,535	4,877	10,942

Foreclosed real estate	1,017	189	224	1,185	565
Total nonperforming assets	12,283	11,308	5,759	6,062	11,507

Accruing loans 90 days or more past due	—	—	59	55	—
Total risk elements	$12,283	$11,308	$5,818	$6,117	$11,507

Nonperforming loans as a % of total loans outstanding	0.69%	1.22%	0.68%	0.66%	1.91%

Nonperforming assets as a % of total loans outstanding and other real estate	0.76%	1.24%	0.71%	0.82%	2.01%

Ratio of allowance for loan losses to nonperforming loans	74.53%	68.41%	129.78%	126.46%	61.37%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to partially or fully charging off the loan.  If a partial charge off is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  During 2018, nonperforming loans increased $147,000 from $11,119,000 at December 31, 2017, to $11,266,000 at December 31, 2018, and foreclosed real estate increased $828,000 to $1,017,000 at December 31, 2018.  The increase in nonperforming loans is primarily due to the addition of approximately $3,866,000 of nonaccrual loans

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

added during the twelve months ended December 31, 2018.  This increase was partially offset by favorable reductions to the nonperforming loan portfolio due to (i) the successful workout of one nonaccrual loan relationship during the second quarter of 2018, which decreased the total nonaccrual loan pool by $1,094,000 and (ii) the sale of some collateral in an existing nonaccrual loan relationship resulting in total principal pay-down of $1,393,000.  Additionally, certain loans totaling $668,000 were transferred from nonaccrual loans to foreclosed real estate during 2018. Two loan relationships, which account for $5,725,000 or the majority of the nonperforming loan balance, are discussed in more detail below.

Loan no. 1 – At December 31, 2018, the outstanding principal balance of this loan relationship was $4,302,000.  A $275,000 specific allowance allocation was assigned to this relationship. As part of the workout process, this loan had been modified as a troubled debt restructured loan during 2017.  Management is pursuing diligent workout efforts, including proceeds from the sale of pledged collateral not associated with the primary operation of the business, to collect the remaining outstanding balance.

Loan no. 2 – At December 31, 2018, the contractual outstanding principal balance of this loan relationship was $1,423,000 and was comprised of four loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  As part of the workout process, the loans in this relationship were modified as a troubled debt restructured loans during 2017.  During the second quarter of 2018, certain commercial real estate collateral was sold, resulting in the principal payoff of three previous loans associated with this loan relationship totaling $1,393,000.  Given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate and equipment collateral pledged in support of the loans.

Mid Penn’s troubled debt restructured loans at December 31, 2017 totaled $7,020,000, of which $517,000 were accruing loans in compliance with the terms of the modification and $6,503,000 are included in nonaccrual loans.  As a result of the evaluation, a specific allocation, and subsequently, charge-offs have been taken as deemed appropriate.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructured loans, and these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and may include reductions in principal payments, reductions in interest rates, and/or repayment of the loan as collateral is sold.

Further discussion of troubled debt restructured loans can be found in Note 9 to Mid Penn’s Consolidated Financial Statements, which are included in Item 8.  As of December 31, 2018, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

The following table provides additional analysis of partially charged off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)	December 31, 2018	December 31, 2017
Period ending total loans outstanding (net of unearned income)	$1,624,067	$910,404
Allowance for loan and lease losses	8,397	7,606
Total Nonperforming loans	11,266	11,119
Nonperforming and impaired loans with partial charge-offs	333	1,701

Ratio of nonperforming loans with partial charge-offs to total loans	0.02%	0.19%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	2.96%	15.30%

Coverage ratio net of nonperforming loans with partial charge-offs	76.80%	80.76%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	0.52%	0.84%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Mid Penn had loans with an aggregate balance of $11,266,000 deemed impaired at December 31, 2018.  Excluding $2,803,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015, and the Scottdale and First Priority acquisitions in 2018, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $8,463,000.  This pool of impaired loans was further broken down into a group of loans with an aggregate carrying balance of $5,615,000, for which specific allocations totaling $742,000 were included within the loan loss reserve for these loans.  The remaining $2,848,000 of loans required no specific allocation within the loan loss reserve.  Of the $8,463,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix, Scottdale, and First Priority acquisitions, $4,527,000 were commercial and industrial relationships, $2,728,000 were commercial real estate relationships, $811,000 were residential relationships, $367,000 were commercial real estate – construction relationships, and $30,000 were home equity relationships.  There were specific loan loss reserve allocations of $500,000 against the commercial and industrial relationships, $204,000 against the commercial real estate relationships, and $38,000 against the commercial real estate – construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

While the allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates and

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

consideration of the above-noted qualitative factors which may be susceptible to significant change.  Changes in these estimates may impact the provisions charged to expense in future periods.  Management believes, based on information currently available, that the allowance for loan and lease losses of $8,397,000 as of December 31, 2018 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2018	2017	2016	2015	2014
Commercial real estate, construction and land development	$4,778	$4,613	$4,467	$3,705	$3,958
Commercial, industrial and agricultural	2,391	1,795	1,581	1,394	1,395
Real estate - residential	453	428	541	534	450
Consumer	535	426	382	329	688
Unallocated	240	344	212	206	225
	$8,397	$7,606	$7,183	$6,168	$6,716

The organic growth in the loan portfolio during 2018, as well as an increase in specific allocations on impaired loans, resulted in a larger allowance in 2018.  See also the discussion in the Provision for Loan and Lease Losses section.

The allowance for loan and lease losses at December 31, 2018 was $8,397,000 or 0.52% of total loans (less unearned discount), as compared to $7,606,000 or 0.84% at December 31, 2017, and $7,183,000 or 0.88% at December 31, 2016.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are retail deposits from business and consumers in its market area.  Total deposits at December 31, 2018 increased by $702,458,000 or 69 percent over December 31, 2017, which increased by $88,195,000 or 9 percent over December 31, 2016.  Deposits assumed from the First Priority and Scottdale acquisitions accounted for $596,780,000 of the increase in total deposits since year end 2017, while organic deposit growth totaled $105,678,000.  Many new customers have opened money market and time deposits to take advantage of higher deposit account yields in response to FOMC rate increases.  Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2018, 2017, and 2016 are presented in Table 13.

Short-term borrowings, consisting of FHLB borrowings having an initial term of less than one year, totaled $43,100,000 as of December 31, 2018.  Short-term borrowings totaled $34,611,000 as of December 31, 2017 and consisted entirely of federal funds purchased.

At December 31, 2018, the Bank also had $56,188,000 in brokered time deposits, an increase of $53,096,000 or over 170 percent since December 31, 2017.  The increase was primarily due to a portfolio of brokered certificates of deposit assumed in the First Priority acquisition.  At December 31, 2017, the Bank had $3,092,000 in brokered time deposits, a decrease of $1,151,000 or 27 percent over December 31, 2016.

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	Years Ended December 31,
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$232,562	0.00%	$146,683	0.00%	$120,244	0.00%
Interest-bearing demand deposits	371,873	0.66	335,859	0.42	293,745	0.34
Money market	309,705	0.97	247,337	0.59	235,561	0.56
Savings	191,686	0.28	62,500	0.06	59,615	0.06
Time	324,853	1.51	197,154	1.30	172,657	1.25
	$1,430,679	0.76%	$989,533	0.55%	$881,822	0.51%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2018	2017	2016
Three months or less	$29,957	$38,563	$16,083
Over three months to twelve months	201,827	27,295	28,254
Over twelve months	12,952	39,883	41,822
	$244,736	$105,741	$86,159

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets.  The detailed computation of Mid Penn’s regulatory capital ratios can be found in Note 19 of Item 8, Notes to Consolidated Financial Statements.  The greater a corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses.  Too much capital, however, indicates that not enough of a corporation’s earnings have been invested in the continued growth of the business or paid to shareholders.  Excess capital makes it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward.  For these reasons capital management practices have been, and will continue to be, of paramount importance.

Shareholders’ equity more than doubled, from $75,703,000 at December 31, 2017 to $223,209,000 at December 31, 2018, primarily due to (i) the issuance of 1,878,827 shares of Mid Penn common stock on January 8, 2018 in connection with the acquisition of Scottdale; and (ii) the issuance of 2,320,800 shares of Mid Penn common stock on July 31, 2018, in connection with the acquisition of First Priority.  Additionally, shareholders’ equity reflects the growth in retained earnings through $10,494,000 of net income available to common shareholders for 2018, less dividends declared during the year of $3,453,000.  These increases were partially offset by other comprehensive losses, primarily due to the after-tax impact of the unrealized reduction in market value within the available-for-sale investment portfolio since December 31, 2017.

Shareholders’ equity increased in 2017 by $5,236,000 or 7 percent, following an increase in 2016 of $399,000 or 1 percent, and an increase in 2015 of $1,938,000 or 18 percent.  In 2017, capital was positively impacted by the net income available to common shareholders of $7,089,000 and other comprehensive income of $1,120,000. These increases were partially offset by dividends declared during 2017 of $3,264,000.

Capital was positively impacted in 2016 by the net income available to common shareholders of $7,804,000, but this increase was offset by the other comprehensive loss of $4,665,000 and dividend declarations of $2,875,000. The primary source of Mid Penn’s other comprehensive loss in 2016 was the change in unrealized losses on available-for-sale investments held primarily to support public deposit pledging requirements.  These unrealized losses are not other-than-temporary-impairments, but relate to the price changes of securities from significant yield curve increases which occurred during the fourth quarter of 2016.

Mid Penn’s current intent for dividend payout is to provide reasonable quarterly cash returns to shareholders while still retaining sufficient earnings to finance future growth and maintain sound capital levels.  For additional information, see “Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities – Dividends”.  Dividends paid and declared on common shares totaled $0.70 and $0.45, respectively, for the year ended December 31, 2018.  Dividends paid and declared totaled $0.62 and $0.77, respectively, for the year ended December 31, 2017, and $0.58 and $0.68, respectively, for the year ended December 31, 2016.  The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 47.30% for 2018 and 37.18% for 2017.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2018 and 2017, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2018
Tier 1 Capital (to Average Assets)	$155,662	8.0%	$77,499	4.000%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	98,977	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	122,265	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	191,300	12.3%	153,317	9.875%	N/A	N/A

Bank
As of December 31, 2018
Tier 1 Capital (to Average Assets)	$171,776	8.9%	$77,230	4.000%	$96,537	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	98,963	6.375%	100,903	6.5%
Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	122,248	7.875%	124,189	8.0%
Total Capital (to Risk Weighted Assets)	180,332	11.6%	153,295	9.875%	155,236	10.0%

Corporation
As of December 31, 2017
Tier 1 Capital (to Average Assets)	$74,417	6.5%	$45,857	4.000%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	50,661	5.750%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	63,877	7.250%	N/A	N/A
Total Capital (to Risk Weighted Assets)	99,466	11.3%	81,498	9.250%	N/A	N/A

Bank
As of December 31, 2017
Tier 1 Capital (to Average Assets)	$88,294	7.7%	$45,846	4.000%	$57,308	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	50,661	5.750%	57,269	6.5%
Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	63,877	7.250%	70,485	8.0%
Total Capital (to Risk Weighted Assets)	96,005	10.9%	81,498	9.250%	88,106	10.0%

(1)

The minimum amounts and ratios as of December 31, 2018 include the third year phase in of the capital conservation buffer of 1.875% required by the Basel III framework.  At December 31, 2017, the minimum amounts and ratios included the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework.

Effective in the third quarter of 2018, the Federal Reserve raised the consolidated asset limit to be considered a small bank holding company from $1 billion to $3 billion.  A company that qualifies as a small bank holding company is not subject to the Federal Reserve’s consolidated capital rules, although a company that so qualifies may continue to file reports that include such capital amounts and ratios.  The Company has elected to continue to report those amounts and ratios.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Series D Preferred Stock

In accordance with the terms and conditions of the Agreement and Plan of Merger dated January 16, 2018 between Mid Penn and First Priority (the “Merger Agreement”), each share of First Priority Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “First Priority Preferred Stock”) outstanding as of July 31, 2018 was converted into the right to receive one share of Mid Penn Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a $1,000 liquidation preference per share (the “Mid Penn Preferred Stock”). In connection with the First Priority Merger, Mid Penn issued 3,404 shares of Mid Penn Preferred Stock. The terms of the Mid Penn Preferred Stock were no less favorable than those of the First Priority Preferred Stock as in effect immediately prior to the Merger. Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The dividend rate on the Mid Penn Preferred Stock was fixed at 9%.

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of Mid Penn Preferred Stock issued in connection with the First Priority Merger, and the redemption was completed and final dividend payment made on December 14, 2018.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Federal Income Taxes

Federal income tax expense for 2018 was $2,129,000, compared to $4,500,000 for 2017 and $2,277,000 in 2016.  Federal income tax expense in 2018 reflects the reduction in the maximum corporate income tax rate from 34 percent to 21 percent, legislated by the TCJA in December, 2017, with the rate change effective January 1, 2018.  Also, as a result of the TCJA, federal income tax expense was negatively impacted by a one-time non-cash reduction in the value of Mid Penn’s deferred tax asset, which resulted in a charge of $1,169,000 during the year ended December 31, 2017.  Mid Penn’s deferred tax asset, which was previously valued based upon the projection of a 34 percent future tax benefit, was adjusted to reflect future deferred tax benefits at the new 21 percent corporate tax rate. The effective tax rate (excluding the one-time deferred tax adjustment) was 17% in 2018, 29% in 2017, and 23% in 2016.

Liquidity

Mid Penn's asset-liability management policy addresses the management of Mid Penn's liquidity position and its ability to raise sufficient funds to meet deposit withdrawals, fund loan growth and meet other operational needs.  In addition to its cash and equivalents, Mid Penn utilizes its investments as a source of liquidity, along with deposit growth and increases in borrowings.  For additional information, see Deposits and Other Funding Sources, which appears earlier in this discussion.  Liquidity from investments is provided primarily through investment calls and sales, prepayments on mortgage-backed securities, and from investments and interest-bearing balances with maturities of one year or less.

The Bank can obtain funds from overnight borrowings, short-term borrowings, and long-term borrowings from the FHLB, up to the Bank’s maximum borrowing capacity with the FHLB, which was $507,462,000 at December 31, 2018. FHLB borrowings require the Bank to make certain restricted stock purchases in accordance with FHLB requirements.  Borrowings with the FHLB are collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with other correspondent banks amounting to $15,000,000 at December 31, 2018.

Major sources of cash in 2018 came from the $158,271,000 in proceeds from the sales of available-for-sale investments securities and the $72,616,000 in net cash received from the acquisitions of Scottdale and First Priority.

Major uses of cash in 2018 were $132,097,000 to fund loan growth and $100,205,000 for investment purchases.

Major sources of cash in 2017 came from the increase in deposits of $88,195,000, as well as $52,932,000 of proceeds from the sales of investments securities and $34,611,000 from the increase in short-term borrowings.

Major uses of cash in 2017 were the purchases of investment securities of $124,738,000 and the increase in loans of $96,570,000.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2018.

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Financial Statements Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	10	$15,144	$2,171	$3,573	$2,709	$6,691
Certificates of deposit	11	497,225	276,169	186,364	33,848	844
Long-term debt	13	50,363	13,221	34,536	206	2,400
Subordinated debt	14	39,005	1,576	3,152	3,152	31,125
Payments under benefit plans	16	3,649	247	548	604	2,250
Executive compensation payments	17	6,114	50	96	96	5,872
		$596,356	$291,263	$224,696	$37,906	$42,491

We are not aware of any other commitments or contingent liabilities which may have a material adverse impact on Mid Penn’s liquidity or capital resources.

Effects of Inflation

A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature.  Management believes the impact of inflation on its financial results depends principally upon Mid Penn's ability to measure its sensitivity to changes in interest rates and to take appropriate actions, as needed or controllable by the Bank, to mitigate the impacts of inflation on performance.  Interest rates do not necessarily move in the same direction or at the same magnitude as the prices of other goods and services.  As discussed previously, management seeks to manage the relationship between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Information included elsewhere in this report will assist in the understanding of how Mid Penn is positioned to react to changing interest rates and inflationary trends.  In particular, the previously discussed risk factors, the composition of and yields on loans and investments, and the composition and costs of deposits and other interest-bearing liabilities, should be considered.

Off-Balance Sheet Items

Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures.

As of December 31, 2018, commitments to extend credit amounted to $346,238,000 compared to $199,240,000 as of December 31, 2017.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit increased to $20,839,000 at December 31, 2018, from $20,496,000 at December 31, 2017.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At December 31, 2018, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2018			December 31, 2017
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	8.09%	≥ -20%	300	7.83%	≥ -20%
200	5.38%	≥ -15%	200	5.12%	≥ -15%
100	2.66%	≥ -10%	100	2.41%	≥ -10%
0			0
(100)	-2.01%	≥ -10%	(100)	-1.49%	≥ -10%
(200)	-3.49%	≥ -15%	(200)	-6.19%	≥ -15%
(300)	-6.43%	≥ -20%	(300)	-11.37%	≥ -20%

MID PENN BANCORP, INC.

ITEM 8.  FINANCIAL STATEMENTS

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Michael D. Peduzzi, CPA

Rory G. Ritrievi	Michael D. Peduzzi, CPA
President and	Sr. Executive Vice President and
Chief Executive Officer	Chief Financial Officer
March 18, 2019	March 18, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

March 18, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Mid Penn Bancorp, Inc. and subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Harrisburg, Pennsylvania

March 18, 2019

MID PENN BANCORP, INC.	Consolidated Balance Sheets
(Dollars in thousands)	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$24,600	$19,795
Interest-bearing balances with other financial institutions	4,572	3,028
Federal funds sold	10,893	691
Total cash and cash equivalents	40,065	23,514

Investment securities available for sale	111,923	93,465
Investment securities held to maturity, at amortized cost (fair value $166,582 and $100,483)	168,370	101,356
Loans held for sale	1,702	1,040
Loans and leases, net of unearned interest	1,624,067	910,404
Less: Allowance for loan and lease losses	(8,397)	(7,606)
Net loans and leases	1,615,670	902,798

Bank premises and equipment, net	25,303	16,168
Cash surrender value of life insurance	16,691	13,042
Restricted investment in bank stocks	6,646	4,384
Foreclosed assets held for sale	1,017	189
Accrued interest receivable	8,244	4,564
Deferred income taxes	4,696	1,888
Goodwill	62,840	3,918
Core deposit and other intangibles, net	7,221	434
Other assets	7,593	3,594
Total Assets	$2,077,981	$1,170,354
LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$269,870	$163,714
Interest-bearing demand	384,834	349,241
Money Market	375,648	246,220
Savings	209,345	62,770
Time	486,329	201,623
Total Deposits	1,726,026	1,023,568

Short-term borrowings	43,100	34,611
Long-term debt	48,024	12,352
Subordinated debt	27,082	17,338
Accrued interest payable	2,262	645
Other liabilities	8,278	6,137
Total Liabilities	1,854,772	1,094,651

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares; 8,459,918 and 4,242,216 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	8,460	4,242
Additional paid-in capital	177,565	40,970
Retained earnings	39,562	32,565
Accumulated other comprehensive loss	(2,378)	(2,074)
Total Shareholders’ Equity	223,209	75,703
Total Liabilities and Shareholders' Equity	$2,077,981	$1,170,354

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2018	2017	2016
INTEREST INCOME
Interest and fees on loans and leases	$61,692	$40,156	$36,402
Interest on interest-bearing balances	75	18	12
Interest on federal funds sold	451	115	82
Interest and dividends on investment securities:
U.S. Treasury and government agencies	3,518	2,273	1,346
State and political subdivision obligations, tax-exempt	2,323	1,113	2,066
Other securities	595	217	304
Total Interest Income	68,654	43,892	40,212
INTEREST EXPENSE
Interest on deposits	10,884	5,463	4,514
Interest on short-term borrowings	207	111	15
Interest on long-term and subordinated debt	1,629	730	838
Total Interest Expense	12,720	6,304	5,367
Net Interest Income	55,934	37,588	34,845
PROVISION FOR LOAN AND LEASE LOSSES	500	325	1,870
Net Interest Income After Provision for Loan and Lease Losses	55,434	37,263	32,975
NONINTEREST INCOME
Income from fiduciary activities	1,155	845	481
Service charges on deposits	933	721	684
Net gain on sales of investment securities	137	42	1,046
Earnings from cash surrender value of life insurance	286	262	264
Mortgage banking income	751	872	922
ATM debit card interchange income	1,253	937	844
Merchant services income	347	335	317
Net gain on sales of SBA loans	561	800	470
Other income	2,039	893	918
Total Noninterest Income	7,462	5,707	5,946
NONINTEREST EXPENSE
Salaries and employee benefits	23,862	16,929	15,564
Occupancy expense, net	4,019	2,512	2,064
Equipment expense	2,186	1,536	1,689
Pennsylvania Bank Shares Tax expense	225	451	648
FDIC Assessment	772	792	688
Legal and professional fees	1,117	802	711
Marketing and advertising expense	1,025	516	500
Software licensing and utilization	3,036	2,051	1,908
Telephone expense	621	497	548
Loss on sale or write-down of foreclosed assets	4	88	217
Intangible amortization	1,224	104	126
Merger and acquisition expense	4,790	619	—
Other expenses	7,290	4,484	4,177
Total Noninterest Expense	50,171	31,381	28,840
INCOME BEFORE PROVISION FOR INCOME TAXES	12,725	11,589	10,081
Provision for income taxes	2,129	4,500	2,277
NET INCOME	10,596	7,089	7,804
Series D preferred stock dividends	102	—	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$10,494	$7,089	$7,804

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$1.48	$1.67	$1.85
Cash Dividends Declared	$0.45	$0.77	$0.68

The accompanying notes are an integral part of these consolidated financial statements

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended December 31,
	2018	2017	2016
Net income	$10,596	$7,089	$7,804

Other comprehensive income (loss) (a):

Unrealized gains (losses) arising during the period on available for sale securities, net of income taxes of ($259), $589, and ($1,954), respectively	(1,010)	1,143	(3,794)

Reclassification adjustment for net gain on sales of available for sale securities included in net income, net of income taxes of ($29), ($14), and ($356), respectively (b)	(108)	(28)	(690)

Change in defined benefit plans, net of income taxes of $361, $3, and ($93), respectively (c)	1,361	5	(181)

Reclassification adjustment for settlement gains on benefit plans, net of income taxes of ($155) and $0, respectively (d)	(582)	—	—
Total other comprehensive income (loss)	(339)	1,120	(4,665)
Total comprehensive income	$10,257	$8,209	$3,139

(a)    The income tax impacts of the components of other comprehensive income are calculated using a 21 percent tax rate for 2018 and a 34 percent tax rate for 2017 and 2016.

(b)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income
(c)

The change in defined benefit plans includes several components of net periodic benefit costs, including service costs, interest costs, expected return on plan assets, and amortization of prior service costs.  Please reference Note 16 – Defined Benefit Plans, for the classification of these components on Consolidated Statements of Income.

(d)	Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2016	$—	$4,227	$40,559	$23,470	$1,812	$70,068
Net income	—	—	—	7,804	—	7,804
Total other comprehensive loss, net of taxes	—	—	—	—	(4,665)	(4,665)
Common stock dividends declared	—	—	—	(2,875)	—	(2,875)
Employee Stock Purchase Plan (4,465 shares)	—	4	78	—	—	82
Restricted stock activity (2,115 shares)	—	2	51	—	—	53
Balance, December 31, 2016	$0	$4,233	$40,688	$28,399	$(2,853)	$70,467

Net income	—	—	—	7,089	—	7,089
Total other comprehensive income, net of taxes	—	—	—	—	1,120	1,120
Common stock dividends declared	—	—	—	(3,264)	—	(3,264)
Employee Stock Purchase Plan (3,578 shares)	—	4	100	—	—	104
Director Stock Purchase Plan (1,345 shares)	—	1	41	—	—	42
Restricted stock activity (3,996 shares)	—	4	141	—	—	145
Tax rate adjustment impact	—	—	—	341	(341)	—
Balance, December 31, 2017	$0	$4,242	$40,970	$32,565	$(2,074)	$75,703

Impact of adoption of new accounting standard (a)	—	—	—	(44)	35	(9)
Balance at January 1, 2018, adjusted	—	4,242	40,970	32,521	(2,039)	75,694
Net income	—	—	—	10,596	—	10,596
Total other comprehensive loss, net of taxes	—	—	—	—	(339)	(339)
Series D preferred stock issued in connection with the First Priority acquisition	3,404	—	—	—	—	3,404
Series D preferred stock dividends	—	—	—	(102)	—	(102)
Series D preferred stock redemption	(3,404)	—	—	—	—	(3,404)
Common stock dividends declared	—	—	—	(3,453)	—	(3,453)
Common stock issued to Scottdale shareholders (1,878,827 shares) (b)	—	1,879	62,302	—	—	64,181
Common stock issued to First Priority shareholders (2,320,800 shares) (c)	—	2,321	73,801	—	—	76,122
Employee Stock Purchase Plan (4,132 shares)	—	4	115	—	—	119
Director Stock Purchase Plan (4,296 shares)	—	4	120	—	—	124
Restricted stock activity (9,647 shares)	—	10	257	—	—	267
Balance, December 31, 2018	$0	$8,460	$177,565	$39,562	$(2,378)	$223,209

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 26 to the consolidated financial statements for more information.
(b)	Shares issued on January 8, 2018 as a result of the acquisition of The Scottdale Bank & Trust Company (“Scottdale”). See Note 4 to the consolidated financial statements for more information.
(c)	Shares issued on July 31, 2018 as a result of the acquisition of First Priority Financial Corp. (“First Priority”). See Note 5 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net Income	$10,596	$7,089	$7,804
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	500	325	1,870
Depreciation	2,395	1,464	1,658
Amortization of intangibles	1,224	105	126
Net amortization of security premiums	517	1,280	11,709
Gain on sales of investment securities	(137)	(42)	(1,046)
Earnings on cash surrender value of life insurance	(286)	(262)	(264)
Mortgage loans originated for sale	(46,264)	(44,010)	(42,888)
Proceeds from sales of mortgage loans originated for sale	46,353	45,801	43,810
Gain on sale of mortgage loans	(751)	(872)	(922)
SBA loans originated for sale	(7,734)	(10,282)	(5,872)
Proceeds from sales of SBA loans originated for sale	8,296	11,082	6,342
Gain on sale of SBA loans	(561)	(800)	(470)
Loss on write-down/disposal of property, plant, and equipment	71	14	142
Loss on sale / write-down of foreclosed assets	4	88	217
Restricted stock compensation expense	267	145	53
Deferred income tax expense (benefit)	1,317	1,828	(336)
Increase in accrued interest receivable	(398)	(636)	(115)
Increase in other assets	(1,779)	(380)	(99)
Increase in accrued interest payable	528	130	125
(Decrease) increase in other liabilities	(3,175)	(172)	4
Net Cash Provided By Operating Activities	10,983	11,895	21,848

Investing Activities:
Net decrease in interest-bearing time deposits with other financial institutions	—	—	4,317
Proceeds from the maturity of investment securities	31,728	11,062	16,110
Proceeds from the sale of investment securities	158,271	52,932	111,390
Purchases of investment securities	(100,205)	(124,738)	(142,861)
Net cash received from acquisitions	72,616	—	—
Redemptions (purchases) of restricted investment in bank stocks	72	(1,941)	1,823
Net increase in loans and leases	(132,097)	(96,570)	(77,795)
Purchases of bank premises and equipment	(8,958)	(6,879)	(775)
Proceeds from sale of bank premises and equipment	—	2,201	—
Proceeds from sale of foreclosed assets	420	136	992
Net Cash Provided By (Used In) Investing Activities	21,847	(163,797)	(86,799)

Financing Activities:
Net (decrease) increase in deposits	(12,469)	88,195	158,330
Net (decrease) increase in short-term borrowings	(25,836)	34,611	(31,596)
Proceeds from long-term debt issuance	30,000	—	—
Series D preferred stock dividends paid	(102)	—	—
Series D preferred stock redemption	(3,404)	—	—
Common stock dividends paid	(4,513)	(2,204)	(2,452)
Employee Stock Purchase Plan share issuance	119	104	82
Director Stock Purchase Plan share issuance	124	42	—
Long-term debt repayment	(198)	(1,220)	(26,724)
Deferred financing fees paid for subordinated debt issuance	—	(85)	—
Subordinated debt issuance	—	10,000	—
Net Cash (Used In) Provided By Financing Activities	(16,279)	129,443	97,640

Net increase (decrease) in cash and cash equivalents	16,551	(22,459)	32,689
Cash and cash equivalents, beginning of year	23,514	45,973	13,284
Cash and cash equivalents, end of year	$40,065	$23,514	$45,973

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$11,103	$6,174	$5,242
Income taxes paid	$1,425	$3,890	$1,700

Supplemental Noncash Disclosures:
Loan transfers to foreclosed assets held for sale	$1,116	$189	$248
Dividends declared and not paid	$—	$1,060	$423
Asset transfers to bank premises and equipment held for sale	$—	$—	$1,894
Common stock issued to First Priority and Scottdale shareholders	$4,200	$—	$—

Assets, Liabilities, and Equity in Connection with Mergers (a):

(Dollars in thousands)

Assets Acquired:
Securities	$177,016	$—	$—
Loans	582,392	—	—
Restricted stock	2,334	—	—
Property and equipment	2,643	—	—
Foreclosed assets	136	—	—
Deferred income taxes	4,190	—	—
Accrued interest receivable	3,282	—	—
Core deposit and other intangible assets	7,976	—	—
Cash surrender value of life insurance	3,363	—	—
Other assets	1,100	—	—
	$784,432	$—	$—

Liabilities Assumed:
Deposits	$714,927	$—	$—
Borrowings	$49,939	—	—
Accrued interest payable	1,089	—	—
Other liabilities	6,309	—	—
	$772,264	$—	$—

Equity Acquired:
Preferred stock	$3,404	$—	$—

(a)

This disclosure includes the impact of both the acquisition of The Scottdale Bank and Trust Company, effective January 8, 2018, and the acquisition of First Priority Financial Corp., effective July 31, 2018.  Please reference Notes 4 and 5 for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

MID PENN BANCORP, INC.	Notes to Consolidated Financial Statements
(1)	Basis of Presentation

For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiary Mid Penn Bank (the “Bank”), and for the year ended December 31, 2016, include the accounts of the Bank’s former wholly-owned subsidiary, Mid Penn Insurance Services, LLC, were included in the accompanying consolidated financial statements which was closed effective March 1, 2016.  Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.”  All material intercompany accounts and transactions have been eliminated in consolidation.

Each of Mid Penn’s lines of business are part of the same reporting segment, community banking, whose operating results are regularly reviewed and managed by a centralized executive management group.  As a result, Mid Penn has only one reportable segment for financial reporting purposes.

On January 8, 2018, Mid Penn completed its acquisition of The Scottdale Bank & Trust Company (“Scottdale”), a Pennsylvania bank and trust company, through the merger of Scottdale with and into Mid Penn Bank pursuant to the previously announced Agreement and Plan of Merger, dated as of March 29, 2017, among Mid Penn, Mid Penn Bank and Scottdale.  Refer to Note 4, Acquisition of The Scottdale Bank & Trust Company, as well as the Company’s Current Report on Form 8-K filed on January 8, 2018, for more information.

On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. (“First Priority”), pursuant to the previously announced Agreement and Plan of Merger dated as of January 16, 2018. On July 31, 2018, First Priority was merged with and into Mid Penn, with Mid Penn being the surviving corporation. Refer to Note 5, Acquisition of First Priority Financial Corp., as well as the Company’s Current Report on Form 8-K filed on August 1, 2018, for more information.

The comparability of Mid Penn’s results of operations for the year ended December 31, 2018, compared to the years ended December 31, 2017 and 2016, in general, have been materially impacted by these two acquisitions, as further described in Note 4 and Note 5.  For comparative purposes, the 2017 and 2016 balances have been reclassified to conform to the 2018 presentation.  Such reclassifications had no impact on net income.

(2)	Nature of Business

Mid Penn, through operations conducted by the Bank, engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans, and various types of time and demand deposits including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and IRAs.  In addition, the Bank provides a full range of trust and wealth management services through its Trust Department.  Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its 38 retail banking offices located in Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland counties in Pennsylvania.

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

MID PENN BANCORP, INC.

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

Available-for-sale securities include debt securities which are reported at fair value, with unrealized holding gains and losses excluded from earnings being reported, net of deferred income taxes, as a component of accumulated other comprehensive income (loss) within shareholders’ equity.  Beginning January 1, 2018, upon adoption of ASU 2016-01, equity securities with readily determinable fair values are stated at fair value within other assets on the balance sheet, with realized and unrealized gains and losses reported in other expense on the income statement. For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value within investment securities available-for-sale on the balance sheet, with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss, net of tax.

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

(f)	Loans and Allowance for Loan and Lease Losses

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance.  Residential loans held for sale are carried at fair value and are included in loans held for sale on the balance sheet.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans.  These amounts are being amortized over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

MID PENN BANCORP, INC.

The Bank underwrites residential mortgage loans to the standards established by the secondary mortgage market, i.e., Fannie Mae, Ginnie Mae, Freddie Mac, or Pennsylvania Housing Finance Agency standards, with the intention of selling the majority of residential mortgages originated into the secondary market.  In the event that the facts and circumstances surrounding a residential mortgage application do not meet all underwriting conditions of the secondary mortgage market, the Bank will evaluate the non-qualifying condition(s) and evaluate the potential risk of holding the residential mortgage in the Bank’s portfolio rather than rejecting the loan request.  In the event that the loan is held in the Bank’s portfolio, the interest rate on the residential mortgage typically would be increased to compensate for the added portfolio risk.

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

Allowance for Loan and Lease Losses

The allowance for credit losses consists of the allowance for loan and lease losses and the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan and lease losses is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance for loan and lease losses, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, earlier in the event of bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.  Mid Penn also estimates a reserve for unfunded lending commitments, which represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded loan commitments was $159,000 at December 31, 2018 and $105,000 at December 31, 2017.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a monthly evaluation of the adequacy of the allowance.  The allowance is based on Mid Penn’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revision as more information becomes available.

MID PENN BANCORP, INC.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows (“DCF”), collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures, including underwriting standards, changes in the mix and volume of loans originated, the effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, and shifting industry or portfolio concentrations.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Mid Penn generally considers a commercial loan (consisting of commercial and industrial, commercial real estate, commercial real estate-construction, and lease financing loan classes) to be impaired when it becomes 90 days or more past due and not in the process of collection or sooner when it is probable that Mid Penn will be unable to collect all contractual principal and interest due.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time the loan would generally be considered collateral dependent as the DCF method would generally indicate no operating income available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.  In addition, Mid Penn’s rating system assumes any loans classified as nonaccrual, included in the substandard rating, to be impaired, and most of these loans are considered collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as substandard nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact.  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a nonperforming loan with the original terms and interest rate intact.  The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Consumer loans (including home equity loans and other consumer loans) are recommended for charge-off after reaching delinquency of 90 days and the loan is not in the process of collection.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

As noted above, Mid Penn assesses a specific allocation for commercial loans and commercial real estate loans.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact.  In addition, Mid Penn takes a preemptive step when any commercial loan becomes classified under its internal classification system.  A preliminary collateral evaluation, in accordance with the guidance on impaired loans, is prepared using the existing collateral information in the loan file.  This process allows Mid Penn to review both the credit and documentation files to determine the status of the information needed to make a collateral evaluation.  This collateral evaluation is preliminary, but allows Mid Penn to determine if any potential collateral shortfalls exist.

It is Mid Penn’s policy to obtain updated third party valuations on all impaired loans collateralized by real estate as soon as practically possible of the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation, Mid Penn will use any existing real estate valuation to determine any potential allowance issues, and will update the allowance impact calculation upon receipt of the updated real estate valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

MID PENN BANCORP, INC.

In some instances, Mid Penn is not holding real estate as collateral and is relying on business assets (personal property) for repayment.  In these circumstances a collateral inspection is performed by Mid Penn personnel to determine an estimated value.  The value is based on net book value, as provided by the financial statements, and discounted accordingly based on determinations made by management.  Occasionally, Mid Penn will employ an outside service to provide an estimate of fair value based on auction sales or private sales.  Management reviews the estimates of these third parties and discounts them accordingly based on management’s judgment, if deemed necessary.

Mid Penn’s practice of obtaining independent third party market valuations on the subject property as soon as practically possible of the credit being identified as impaired sometimes indicates that the loan to value ratio is sufficient to obviate the need for a specific allocation.  These circumstances are determined on a case by case analysis of the impaired loans.

Mid Penn actively monitors the values of collateral on impaired loans.  This monitoring may require the modification of collateral values over time or changing circumstances by some factor, either positive or negative, from the original values.  All collateral values will be assessed by management at least every twelve months for revaluation by an independent third party.

The unallocated component of the allowance for loan and lease losses allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages do not necessarily correlate to unexpected changes to specific-credit or general portfolio cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.  Also, the unallocated component covers several considerations that are not specifically measureable through either the specific and general components. For example, we believe that we could face credit risks and uncertainties, not reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history.

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

On loans determined to purchase credit impaired, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  These loans are accounted for under the Accounting Standard Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows will require Mid Penn to evaluate the need for an additional allowance for credit losses.  Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which Mid Penn will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

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

Land is carried at cost.  Buildings, furniture, fixtures, equipment, land improvements, and leasehold improvements are stated at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the assets.  Building assets are depreciated using an estimated useful life of five to fifty years.  Furniture, fixtures, and equipment are depreciated using an estimated useful life of three to ten years.  Land improvements are depreciated over an estimated useful life of ten to twenty years.  Leasehold improvements are depreciated using an estimated useful life that is the lesser of the remaining life of the lease or ten to fifteen years.  Maintenance and normal repairs are charged to expense when incurred, while major additions and improvements are capitalized.  Gains and losses on disposals are reflected in current operations.  Bank premises and equipment designated as held for sale are carried at the lower of cost or market value.

(h)	Restricted Investments in Bank Stocks

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks.  As a member of the FHLB and Atlantic Community Bankers Bank (“ACBB”), the Bank is required to own restricted stock investments in these correspondent banks, which is carried at cost.  The level of stock ownership in the FHLB is adjusted by the FHLB throughout the year based upon the level of outstanding borrowings of the Bank (in general, the higher the amount of borrowings, the higher the amount of FHLB stock ownership requirement).   Total dividends received from the FHLB in 2018 and 2017 totaled $275,000 and $114,000, respectively.

MID PENN BANCORP, INC.

(i)	Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less cost to sell at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of December 31, 2018, Mid Penn had $844,000 of residential real estate held in other real estate owned.  There was also $211,000 in loans for which formal foreclosure proceedings were in process at December 31, 2018.  As of December 31, 2017, Mid Penn had $42,000 of residential real estate held in other real estate owned and $308,000 in loans for which formal foreclosure proceedings were in process.

(j)	Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in core deposit and other intangibles in the Consolidated Balance Sheets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $106,000 and $126,000 at December 31, 2018 and 2017, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $20,000, $18,000, and $30,000 for the years 2018, 2017, and 2016, respectively.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized carrying value.  No servicing right impairments were identified or recorded for the three year period ended December 31, 2018.  The principal balance of loans serviced for others was $15,601,000 and $17,963,000 for December 31 2018 and 2017, respectively.

(k)	Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $233,000 at December 31, 2018 and $277,000 at December 31, 2017, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.  Mid Penn received $76,000 in low-income housing tax credits for each of the tax years ended December 31, 2017 and 2016.

During the second quarter of 2018, Mid Penn entered into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and amortized over a ten year period.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018.  As of December 31, 2018, the total investment in the limited partnership was $1,710,000 and was reported in other assets on the Consolidated Balance Sheet.

MID PENN BANCORP, INC.

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

In December, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted reducing the corporate tax rate applicable to Mid Penn, for tax years beginning after 2017, to a flat 21 percent rate.  Though the reduced rate will provide tax savings to Mid Penn in future periods after 2017, the reduction resulted in a one-time $1,169,000 write-down of Mid Penn’s deferred tax asset in December 2017, because the deferred tax asset was previously valued based upon the projection of Mid Penn realizing a 34 percent future corporate tax rate benefit.  This write-down was included in Mid Penn’s income tax provision for the year ended December 31, 2017, as further discussed in Note 18 (Federal Income Taxes) to the consolidated financial statements.

(m)	Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangibles was $6,893,000 and $308,000 at December 31, 2018 and 2017, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $1,188,000, $86,000, and $96,000 for the years 2018, 2017, and 2016, respectively.  The core deposit intangible for each respective acquisition (Phoenix in 2015, and Scottdale and First Priority in 2018) is being amortized over a ten-year period staring at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangibles are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.

(n)	Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance at December 31, 2018 was comprised of, (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this goodwill potential impairment assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent evaluation, which was performed as of October 31, 2018 using a qualitative analysis.  In addition, Mid Penn did not identify any impairment in 2017 or 2016 using a similar qualitative analyses.

MID PENN BANCORP, INC.

(o)	Bank Owned Life Insurance

Mid Penn is the owner and beneficiary of bank-owned life insurance (“BOLI”) policies on current and former Mid Penn directors, as well as BOLI policies acquired through the Phoenix and First Priority acquisitions covering select Miners Bank and First Priority employees.  The earnings from the BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs.  However, Mid Penn intends to hold these policies and, accordingly, Mid Penn has not provided deferred income taxes on the earnings from the increase in cash surrender value.

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

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  A liability of $345,000 representing the funded status of the plan was included in other liabilities as of December 31, 2018.  Additionally, for the year ended December 31, 2018, Mid Penn recognized $737,000 of settlement gains as a result of certain lump sum payouts to participants of the defined benefit pension plan.  The settlement gains were recorded in noninterest income as a component of other income for the year ended December 31, 2018.

(r)	Other Benefit Plan

A funded contributory defined-contribution plan is maintained for substantially all employees.   The cost of the Mid Penn defined contribution plan is charged to current operating expenses and is funded annually.

During 2018, Mid Penn assumed the 401(k) plans of Scottdale and First Priority and, as of December 31, 2018, these 401(k) plans were managed by Mid Penn’s Human Resources and Trust areas.  These 401(k) plans were frozen and no contributions were made to the plans in 2018. The plans are being evaluated for either termination or merger into Mid Penn’s primary 401(k) plan.

(s)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank.  Trust assets under management totaled $125,567,000 and $124,354,000 at December 31, 2018 and 2017, respectively.  Most trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.

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

MID PENN BANCORP, INC.

(u)	Restricted Stock

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

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  The restricted stock is non-voting and non-participating until the granted shares vest.  Once the shares vest, the recipient has full voting rights and is entitled to common stock dividends.

(v)	Earnings Per Share

Earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  The following data show the amounts used in computing basic earnings per share.

(Dollars in thousands, except per share data)
	2018	2017	2016
Net Income	$10,596	$7,089	$7,804
Less:
Dividends on Series D preferred stock	102	—	—
Net income available to common shareholders	$10,494	$7,089	$7,804

Weighted average common shares outstanding	7,071,091	4,236,616	4,229,284
Basic earnings per common share	$1.48	$1.67	$1.85

There were no antidilutive shares used in the calculation at December 31, 2018, 2017, and 2016.

MID PENN BANCORP, INC.

(4)     Acquisition of The Scottdale Bank and Trust Company

On January 8, 2018, Scottdale merged with and into Mid Penn Bank, with Mid Penn Bank continuing as the surviving entity.

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

Included in the purchase price was goodwill of $19,178,000 and a core deposit intangible of $4,940,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense related to the Scottdale acquisition in 2018 totaled $898,000.  Core deposit intangible amortization related to the Scottdale acquisition for the five years beginning 2019 through 2023 is estimated to be $808,000, $719,000, $629,000, $539,000, and $449,000 per year, respectively, and $898,000 in total for the four years after 2023.

The allocation of the purchase price is as follows:

(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$67,817
Investment securities	114,039
Restricted stock	97
Loans	70,769
Goodwill	19,178
Core deposit intangible	4,940
Premises and equipment	1,496
Foreclosed assets	11
Deferred income taxes	1,050
Accrued interest receivable	989
Other assets	266
Total assets acquired	280,652
Liabilities assumed:
Deposits	209,981
Accrued interest payable	16
Other liabilities	3,682
Total liabilities assumed	213,679

Consideration paid	$66,973

Cash paid	$2,792
Fair value of common stock issued	64,181

MID PENN BANCORP, INC.

The following table summarizes the final estimated fair value of the assets acquired and liabilities and equity assumed in the Scottdale transaction.

(Dollars in thousands)

Total purchase price (consideration paid)	$66,973

Net assets acquired:
Cash and cash equivalents	67,817
Investment securities	114,039
Restricted stock	97
Loans	70,769
Core deposit intangible	4,940
Premises and equipment	1,496
Foreclosed assets	11
Deferred income taxes	1,050
Accrued interest receivable	989
Other assets	266
Deposits	(209,981)
Accrued interest payable	(16)
Other liabilities	(3,682)
47,795
Goodwill	$19,178

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

MID PENN BANCORP, INC.

The following table presents pro forma information as if the merger between Mid Penn Bank and Scottdale had been completed on January 1, 2017.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn Bank merged with Scottdale at the beginning of 2017.  The supplemental pro forma earnings for the year ended December 31, 2018 exclude both (i) adjustments to estimate the eight day impact of Scottdale due to immateriality and impracticality and (ii) $1,304,000 of merger related costs incurred in 2018 related to the Scottdale acquisition, of which $205,000 was not deductible for federal income tax purposes. Scottdale merger related costs also included approximately $518,000 of severance and retention bonus expenses. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	For the Year Ended
	December 31, 2018
	2018	2017
Net interest income after loan loss provision	$55,434	$43,371
Noninterest income	7,462	6,094
Noninterest expense	48,867	38,403
Net income	11,736	8,075
Net income per common share	1.64	1.32

(5)	Acquisition of First Priority Financial Corp.

On July 31, 2018, Mid Penn completed its acquisition of First Priority, through the merger of First Priority with and into Mid Penn.  In connection with this acquisition, First Priority Bank, First Priority’s wholly-owned bank subsidiary, was merged with and into Mid Penn Bank.

Pursuant to the merger agreement between Mid Penn and First Priority, the common shareholders of First Priority received 0.3481 shares of Mid Penn common stock for each share of First Priority common stock owned.  Additionally, outstanding options to purchase First Priority common stock at the time of the merger were converted into the right to receive cash at a per-option value of $11.07 less the applicable exercise price, without interest.  As a result of the acquisition, Mid Penn’s fulfillment of the merger consideration requirements resulted in (i) the issuance of 2,320,800 shares of Mid Penn common stock with an acquisition date fair value of approximately $76,122,000 based on the closing stock price of Mid Penn’s common stock of $32.80 on July 31, 2018, (ii) the payment $3,801,000 related to cashing out the stock options, (iii) cash paid of $6,000 in lieu of fractional shares, and (iv) the issuance of 3,404 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D totaling $3,404,000 in replacement of similarly valued preferred shares previously issued by First Priority.  Aggregately, this resulted in a combined fair value of total consideration paid of $79,929,000.

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

Included in the purchase price was $39,744,000 of goodwill, a core deposit intangible of $2,832,000, and a trade name intangible of $205,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense recognized in 2018 related to the First Priority acquisition totaled $215,000. Core deposit intangible amortization expense related to the First Priority acquisition for the five years beginning 2019 through 2023 is estimated to be $493,000, $442,000, $390,000, $339,000 and $288,000 per year, respectively, and $665,000 in total for the four years after 2023.

The allocation of the purchase price is as follows:

MID PENN BANCORP, INC.

(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$11,398
Investment securities	62,977
Restricted stock	2,237
Loans	511,623
Goodwill	39,744
Core deposit intangible	2,832
Trade name intangible	205
Premises and equipment	1,147
Foreclosed assets	125
Deferred income taxes	3,140
Accrued interest receivable	2,293
Other assets	4,197
Total assets acquired	641,918
Liabilities assumed:
Deposits	504,946
Borrowings	49,939
Accrued interest payable	1,073
Other liabilities	2,627
Total liabilities assumed	558,585
Equity acquired:
Preferred stock	3,404
Total equity acquired and liabilities assumed	561,989

Consideration paid	$79,929

Cash paid	$3,807
Fair value of common stock issued	76,122

MID PENN BANCORP, INC.

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date.  The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed in the First Priority transaction that management believes are final, however, ASC 805 does allow for adjustments for a period up to one year from the merger date.

(Dollars in thousands)

Total purchase price (consideration paid)	$79,929

Net assets acquired:
Cash and cash equivalents	11,398
Investment securities	62,977
Restricted stock	2,237
Loans	511,623
Core deposit intangible	2,832
Trade name intangible	205
Premises and equipment	1,147
Foreclosed assets	125
Deferred income taxes	3,140
Accrued interest receivable	2,293
Other assets	4,197
Deposits	(504,946)
Borrowings	(49,939)
Accrued interest payable	(1,073)
Other liabilities	(2,627)
Preferred stock	(3,404)
40,185
Goodwill	$39,744

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

MID PENN BANCORP, INC.

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

The following table presents pro forma information as if the merger between Mid Penn and First Priority had been completed on January 1, 2017.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with First Priority at the beginning of 2017.  The supplemental pro forma earnings for the year ended December 31, 2018 excludes $3,486,000 of merger related costs related to the First Priority acquisition, of which $714,000 was not deductible for federal income tax purposes. First Priority merger related costs also included approximately $1,475,000 of severance and retention bonus expenses. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	For the Year Ended
	December 31,
	2018	2017
Net interest income after loan loss provision	$66,370	$55,082
Noninterest income	7,845	6,748
Noninterest expense	55,689	49,268
Net income	15,469	9,170
Net income per common share	1.84	1.40

(6)	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized (Loss) Gain on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive (Loss) Income
Balance - December 31, 2018	$(3,242)	$864	$(2,378)
Balance - December 31, 2017	$(2,159)	$85	$(2,074)

(7)	Restrictions on Cash and Due from Bank Accounts

The Bank is required to maintain reserve balances with the Federal Reserve Bank of Philadelphia.  There was no required reserve balance at December 31, 2018 and December 31, 2017 because the Bank had sufficient vault cash available.

(8)	Investment Securities

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

MID PENN BANCORP, INC.

ASC Topic 320, Investments – Debt Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.

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

In assessing potential other-than-temporary impairment for equity securities, consideration is given to management’s intent and ability to hold the securities until recovery of unrealized losses.  Mid Penn had no other-than-temporary impaired debt or equity securities in 2018, 2017, and 2016.

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

At December 31, 2018 and 2017, amortized cost, fair value, and unrealized gains and losses on investment securities are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$43,270	$10	$1,708	$41,572
Mortgage-backed U.S. government agencies	39,865	—	1,016	38,849
State and political subdivision obligations	30,642	11	1,397	29,256
Corporate debt securities	2,250	—	4	2,246
Total available for sale securities	116,027	21	4,125	111,923
Held to maturity securities:
U.S. Treasury and U.S. government agencies	$16,985	$14	$143	$16,856
Mortgage-backed U.S. government agencies	65,812	46	1,310	64,548
State and political subdivision obligations	84,034	457	842	83,649
Corporate debt securities	1,539	—	10	1,529
Total held to maturity securities	168,370	517	2,305	166,582
Total	$284,397	$538	$6,430	$278,505

MID PENN BANCORP, INC.

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale securities:
U.S. Treasury and U.S. government agencies	$40,125	$—	$1,395	$38,730
Mortgage-backed U.S. government agencies	26,398	2	569	25,831
State and political subdivision obligations	27,775	7	739	27,043
Corporate debt securities	1,350	5	—	1,355
Total available-for-sale debt securities	$95,648	$14	$2,703	$92,959
Available-for-sale equity securities:
Equity securities	550	—	44	506
Total available-for-sale equity securities	$550	$—	$44	$506
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$10,984	$—	$90	$10,894
Mortgage-backed U.S. government agencies	53,472	—	523	52,949
State and political subdivision obligations	36,900	41	301	36,640
Total held-to-maturity debt securities	101,356	41	914	100,483
Total	$197,554	$55	$3,661	$193,948

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Equity securities consist of Community Reinvestment Act funds and, as of December 31, 2018 and December 31, 2017, Mid Penn had $492,000 and $506,000, respectively, in equity securities recorded at fair value. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss, net of tax.  At December 31, 2017, net unrealized gains of $44,000 had been recognized in accumulated other comprehensive loss. On January 1, 2018, with the adoption of ASU 2016-01, these unrealized gains and losses were reclassified out of accumulated other comprehensive loss and into retained earnings and subsequent changes in fair value are now recognized in net income and the fair value of securities is presented in other assets.  During the year ended December 31, 2018, no equity securities were sold and $15,000 of loss related to the change in fair value of the equity securities was recorded in other expense.

Investment securities having a fair value of $214,239,000 at December 31, 2018, and $141,465,000 at December 31, 2017, were pledged primarily to secure public deposits.

MID PENN BANCORP, INC.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2018	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	21	$38,386	$1,708	21	$38,386	$1,708
Mortgage-backed U.S. government agencies	11	16,740	163	19	22,093	853	30	38,833	1,016
State and political subdivision obligations	3	1,751	23	51	24,520	1,374	54	26,271	1,397
Corporate debt securities	2	1,996	4	0	—	—	2	1,996	4
Total temporarily impaired available for sale securities	16	20,487	190	91	84,999	3,935	107	105,486	4,125

Held to maturity securities:
U.S. Treasury and U.S. government agencies	1	$1,985	$10	3	$8,852	$133	4	$10,837	$143
Mortgage-backed U.S. government agencies	10	16,165	79	35	42,431	1,231	45	58,596	1,310
State and political subdivision obligations	26	11,321	111	77	29,460	731	103	40,781	842
Corporate debt securities	1	1,529	10	0	—	—	1	1,529	10
Total temporarily impaired held to maturity securities	38	31,000	210	115	80,743	2,095	153	111,743	2,305
Total	54	$51,487	$400	206	$165,742	$6,030	260	$217,229	$6,430

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2017	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. Treasury and U.S. government agencies	3	$5,008	$184	18	$33,722	$1,211	21	$38,730	$1,395
Mortgage-backed U.S. government agencies	4	5,267	75	15	20,497	494	19	25,764	569
State and political subdivision obligations	11	6,144	102	40	19,091	637	51	25,235	739
Corporate debt securities	0	—	—	0	—	—	0	—	—
Equity securities	0	—	—	1	506	44	1	506	44
Total temporarily impaired available for sale securities	18	16,419	361	74	73,816	2,386	92	90,235	2,747

Held to maturity securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	4	$10,894	$90	4	$10,894	$90
Mortgage-backed U.S. government agencies	0	—	—	35	52,949	523	35	52,949	523
State and political subdivision obligations	0	—	—	77	29,976	301	77	29,976	301
Total temporarily impaired held to maturity securities	0	—	—	116	93,819	914	116	93,819	914
Total	18	$16,419	$361	190	$167,635	$3,300	208	$184,054	$3,661

MID PENN BANCORP, INC.

Management evaluates securities for other-than-temporary impairment on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near term prospects of the issuer.  In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis.  For equity securities, management considers the intent and ability to hold securities until recovery of unrealized losses.

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

At December 31, 2018, the majority of the unrealized losses on securities in an unrealized loss position were attributed to state and political subdivision obligations, mortgage-back U.S. government agencies and U.S. Treasury and government agencies.  At December 31, 2017, the majority of the unrealized losses on securities in an unrealized loss position were attributed to state and political subdivision obligations and mortgage-back U.S. government agencies.  Because Mid Penn does not intend to sell these investments and it is not likely it will be required to sell these investments before a recovery of fair value, which may be maturity, Mid Penn does not consider the securities with unrealized losses to be other-than-temporarily impaired as losses relate primarily to changes in interest rates (based upon the respective securities maturity date relative to the yield curve) and not due to any notable erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 2018, 2017, and 2016 are shown in the table below.

(Dollars in thousands)	For the year ended December 31,
	2018	2017	2016
Realized gains	$150	$246	$1,927
Realized losses	(13)	(204)	(881)
Net gains	$137	$42	$1,046

The table below is the maturity distribution of investment securities at amortized cost and fair value at December 31, 2018.

(Dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2018	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$1,086	$1,087
Due after 1 year but within 5 years	25,285	24,732	18,745	18,597
Due after 5 years but within 10 years	43,070	41,027	82,727	82,350
Due after 10 years	7,807	7,315	—	—
	76,162	73,074	102,558	102,034
Mortgage-backed securities	39,865	38,849	65,812	64,548
	$116,027	$111,923	$168,370	$166,582

MID PENN BANCORP, INC.

(9)	Loans and Allowance for Loan and Lease Losses

The classes of the loan portfolio, summarized by the aggregate pass rating, net of deferred fees and costs of $475,000 and $464,000 as of December 31, 2018 and 2017, respectively, and the classified ratings of special mention, substandard, and doubtful within Mid Penn’s internal risk rating system as of December 31, 2018  and 2017, are noted below:

(Dollars in thousands)

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$276,690	$2,769	$7,059	$—	$286,518
Commercial real estate	850,150	2,432	8,787	—	861,369
Commercial real estate - construction	141,806	—	367	—	142,173
Lease financing	53	—	—	—	53
Residential mortgage	251,151	147	2,245	—	253,543
Home equity	70,004	—	92	—	70,096
Consumer	10,315	—	—	—	10,315
	$1,600,169	$5,348	$18,550	$—	$1,624,067

(Dollars in thousands)

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$182,168	$453	$5,412	$—	$188,033
Commercial real estate	505,397	1,435	8,180	—	515,012
Commercial real estate - construction	61,667	182	487	—	62,336
Lease financing	229	—	—	—	229
Residential mortgage	97,814	157	1,062	—	99,033
Home equity	41,479	105	309	—	41,893
Consumer	3,868	—	—	—	3,868
	$892,622	$2,332	$15,450	$—	$910,404

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$13	$—
Commercial real estate	2,007	2,276	—	3,424	4,056	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	657	811	—	760	877	—
Home equity	30	106	—	260	295	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration: *
Commercial and industrial	$28	$28	$—	$—	$—	$—
Commercial real estate	1,563	1,563	—	555	555	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	1,208	1,208	—	306	306	—
Home equity	4	4	—	—	—	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,527	$4,635	$500	$4,434	$4,460	$136
Commercial real estate	721	721	204	1,423	1,589	293
Commercial real estate - construction	367	370	38	487	492	100
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$4,555	$4,663	$500	$4,434	$4,473	$136
Commercial real estate	4,291	4,560	204	5,402	6,200	293
Commercial real estate - construction	367	370	38	487	492	100
Lease financing	—	—	—	—	—	—
Residential mortgage	2,019	1,865	—	1,066	1,183	—
Home equity	34	110	—	260	295	—

*	Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2018, 2017, and 2016 are summarized as follows:

	December 31, 2018		December 31, 2017		December 31, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$15	$—	$9	$—
Commercial real estate	3,048	3	1,915	279	820	—
Commercial real estate - construction	—	—	164	—	124	—
Lease financing	—	—	—	—	—	—
Residential mortgage	754	29	890	18	821	21
Home equity	101	—	218	6	75	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$23	$—	$—	$—	$—	$—
Commercial real estate	1,414	23	651	110	810	164
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	832	—	332	—	378	4
Home equity	1	—	—	—	—	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4,437	$—	$1,779	$—	$59	$—
Commercial real estate	541	—	1,446	—	2,177	—
Commercial real estate - construction	367	—	488	—	48	—
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	14	—
Home equity	—	—	—	—	32	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$4,460	$—	$1,794	$—	$68	$—
Commercial real estate	5,003	26	4,012	389	3,807	164
Commercial real estate - construction	367	—	652	—	172	—
Lease financing	—	—	—	—	—	—
Residential mortgage	1,586	29	1,222	18	1,213	25
Home equity	102	—	218	6	107	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of December 31, 2018 and 2017 are summarized as follows:

(Dollars in thousands)
	2018	2017
Commercial and industrial	$4,555	$4,434
Commercial real estate	4,291	4,902
Commercial real estate - construction	367	487
Residential mortgage	1,502	492
Home equity	34	260
	$10,749	$10,575

MID PENN BANCORP, INC.

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $536,000, $780,000, and $778,000, in the years ended December 31, 2018, 2017, and 2016, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2018 and 2017 are summarized as follows:

(Dollars in thousands)
December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$17	$—	$4,527	$4,544	$281,946	$286,490	$—
Acquired with credit deterioration	23	5	—	28	—	28	—
Commercial real estate:
Commercial real estate	685	—	458	1,143	858,663	859,806	—
Acquired with credit deterioration	29	—	1,534	1,563	—	1,563	—
Commercial real estate - construction:
Commercial real estate - construction	—	—	367	367	141,806	142,173
Lease financing:
Lease financing	—	—	—	—	53	53	—
Residential mortgage:
Residential mortgage	461	-	277	738	251,597	252,335	—
Acquired with credit deterioration	19	57	913	989	219	1,208	—
Home equity:
Home equity	166	22	25	213	69,879	70,092	—
Acquired with credit deterioration	—	—	4	4	—	4	—
Consumer:
Consumer	57	5	—	62	10,253	10,315	—
Total	$1,457	$89	$8,105	$9,651	$1,614,416	$1,624,067	$—

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
Commercial and industrial:
Commercial and industrial	$4,439	$16	$—	$4,455	$183,578	$188,033	$—
Commercial real estate:
Commercial real estate	—	—	3,669	3,669	510,788	514,457	—
Acquired with credit deterioration	500	—	55	555	—	555	—
Commercial real estate - construction:
Commercial real estate - construction	—	—	487	487	61,849	62,336	—
Lease financing:
Lease financing	—	—	—	—	229	229	—
Residential mortgage:
Residential mortgage	310	467	177	954	97,773	98,727	—
Acquired with credit deterioration	—	31	193	224	82	306	—
Home equity:
Home equity	54	98	250	402	41,491	41,893	—
Consumer:
Consumer	3	—	—	3	3,865	3,868	—
Total	$5,306	$612	$4,831	$10,749	$899,655	$910,404	$-

MID PENN BANCORP, INC.

Activity in the allowance for loan and lease losses for the years ended December 31, 2018, 2017, and 2016, and the recorded investment in loans receivable as of December 31, 2018, 2017, and 2016 are as follows:

(Dollars in thousands)
December 31, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,795	$4,435	$178	$—	$428	$423	$3	$344	$7,606
Charge-offs	(142)	(64)	(40)	—	(60)	(185)	(37)	—	(528)
Recoveries	1	808	—	—	—	1	9	—	819
Provisions	737	(476)	(63)	—	85	289	32	(104)	500
Ending balance	2,391	4,703	75	—	453	528	7	240	8,397
Ending balance: individually evaluated for impairment	500	204	38	—	—	—	—	—	742
Ending balance: collectively evaluated for impairment	$1,891	$4,499	$37	$—	$453	$528	$7	$240	$7,655

Loans receivable:
Ending balance	$286,518	$861,369	$142,173	$53	$253,543	$70,096	$10,315	$—	$1,624,067
Ending balance: individually evaluated for impairment	4,527	2,728	367	—	811	30	—	—	8,463
Ending balance: acquired with credit deterioration	28	1,563	—	—	1,208	4	—	—	2,803
Ending balance: collectively evaluated for impairment	$281,963	$857,078	$141,806	$53	$251,524	$70,062	$10,315	$—	$1,612,801

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(25)	(322)	—	—	(102)	(20)	(28)	—	(497)
Recoveries	26	553	—	—	4	5	7	—	595
Provisions	214	(119)	34	(1)	(15)	59	21	132	325
Ending balance	1,795	4,435	178	—	428	423	3	344	7,606
Ending balance: individually evaluated for impairment	136	293	100	—	—	—	—	—	529
Ending balance: collectively evaluated for impairment	$1,659	$4,142	$78	$—	$428	$423	$3	$344	$7,077

Loans receivable:
Ending balance	$188,033	$515,012	$62,336	$229	$99,033	$41,893	$3,868	$—	$910,404
Ending balance: individually evaluated for impairment	4,434	4,847	487	—	760	260	—	—	10,788
Ending balance: acquired with credit deterioration	—	555	—	—	306	—	—	—	861
Ending balance: collectively evaluated for impairment	$183,599	$509,610	$61,849	$229	$97,967	$41,633	$3,868	$—	$898,755

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2016	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$1,393	$3,552	$153	$1	$534	$317	$12	$206	$6,168
Charge-offs	(820)	(216)	—	—	(4)	(25)	(42)	—	(1,107)
Recoveries	4	211	—	—	26	—	11	—	252
Provisions	1,003	776	(9)	—	(15)	87	22	6	1,870
Ending balance	1,580	4,323	144	1	541	379	3	212	7,183
Ending balance: individually evaluated for impairment	6	711	72	—	68	1	—	—	858
Ending balance: collectively evaluated for impairment	$1,574	$3,612	$72	$1	$473	$378	$3	$212	$6,325

Loans receivable:
Ending balance	$172,518	$446,524	$54,376	$425	$99,457	$37,608	$3,016	$—	$813,924
Ending balance: individually evaluated for impairment	60	3,246	860	—	916	140	—	—	5,222
Ending balance: acquired with credit deterioration	—	842	—	—	389	—	—	—	1,231
Ending balance: collectively evaluated for impairment	$172,458	$442,436	$53,516	$425	$98,152	$37,468	$3,016	$—	$807,471

MID PENN BANCORP, INC.

The recorded investments in troubled debt restructured loans at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2018	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,302
Commercial real estate	2,940	2,841	2,201
Residential mortgage	677	675	516
Home equity	14	14	1
	$7,741	$7,990	$7,020

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2017	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,434
Commercial real estate	5,735	5,581	4,593
Residential mortgage	677	675	540
Home equity	14	14	4
	$10,536	$10,730	$9,571

Mid Penn’s troubled debt restructured loans at December 31, 2018 totaled $7,020,000, and included four loans totaling $517,000 representing accruing impaired loans to unrelated borrowers in compliance with the terms of the modification, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $516,000 and one loan being an accruing impaired home equity loan of $1,000.  The remaining $6,503,000 of troubled debt restructurings was attributable to ten loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $5,463,000 of the total $6,503,000 in nonaccrual impaired troubled debt restructured loans.  As of December 31, 2018, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2018.

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

There was one loan modified in 2018, ten loans modified in 2017, and three loans modified in 2016 that resulted in troubled debt restructurings.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2018, 2017, and 2016.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2018	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	1	$270	$270	$266
	1	$270	$270	$266

MID PENN BANCORP, INC.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2017	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	1	$4,110	$4,460	$4,434
Commercial real estate	9	3,212	3,150	3,140
	10	$7,322	$7,610	$7,574

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2016	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	2	$934	$914	$914
Residential mortgage	1	68	68	68
	3	$1,002	$982	$982

The following table provides activity for the accretable yield of purchased impaired loans for the year ended December 31, 2018.

(Dollars in thousands)

Accretable yield, January 1, 2018	$67
Acquisition of impaired loans	$430
Accretable yield amortized to interest income	(188)
Accretable yield, December 31, 2018	$309

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  The aggregate amount of these loans was $17,843,000 and $15,163,000 at December 31, 2018 and 2017, respectively.   During 2018, $6,458,000 of new loans and advances were extended, $582,000 of loans were assumed from First Priority as a result of the addition of new directors, and repayments totaled $4,360,000.  None of these loans were past due, in nonaccrual status, or restructured at December 31, 2018.

MID PENN BANCORP, INC.

(10)	Bank Premises and Equipment

At December 31, 2018 and 2017, bank premises and equipment are as follows:

(Dollars in thousands)
	2018	2017
Land	$4,305	$3,564
Buildings	19,490	8,632
Furniture, fixtures, and equipment	11,837	8,262
Leasehold improvements	1,363	1,126
Construction in progress	83	4,467
Total cost	37,078	26,051
Less accumulated depreciation	(11,775)	(9,883)
Total bank premises and equipment	$25,303	$16,168

There were no premises and equipment classified as held for sale as of December 31, 2018 or 2017.  As of December 31, 2016, assets held-for-sale consisted of three full service retail banking properties.  These properties were transferred from land and buildings to assets held for sale during 2016 due to Mid Penn’s intent to sell them during January 2017.  An impairment charge of $142,000 was recorded on one of the properties at December 31, 2016 and included as a separate component in noninterest expense on the Consolidated Statements of Income.  On January 20, 2017, Mid Penn consummated the sale of the three properties for an aggregate purchase price of $2,240,000, which exceeds Mid Penn’s combined carrying value by approximately $346,000.  Two of the properties are being leased back by Mid Penn for a period of at least 15 years, and the respective gains on the sales of those properties will be recognized over the life of the leases.

As of December 31, 2017, construction in process included (i) a commercial building and related improvements in Harrisburg, (ii) two vacant and undeveloped lots adjacent to the commercial building; and (iii) land, building, and improvements related to a newly constructed branch in Halifax, PA. The commercial building and adjacent lots in Harrisburg, PA were being renovated as of December 31, 2017 to serve as an administrative center for the Mid Penn, replacing two administrative offices which were previously leased.  The renovations were substantially completed in February 2018, and Mid Penn employees took occupancy at that time. The new full-service office in Halifax, PA opened on January 8, 2018.

Depreciation expense was $2,395,000 in 2018, $1,464,000 in 2017, and $1,658,000 in 2016.

On January 1, 2019, as a result of the adoption of ASU 2016-02, Leases, the remaining balance of the deferred sale/leaseback gain was eliminated through an opening adjustment to retained earnings.  The adoption of this standard also resulted in an increase to both other assets and other liabilities to record right-of-use lease assets and corresponding lease liabilities for all of Mid Penn’s leased facilities.  Please reference Note 26, Recent Accounting Pronouncements, for more information.

Operating Leases:

As of December 31, 2018, Mid Penn was obligated to utilize certain premises under certain non-cancelable operating leases, which expire at various dates through the year ending December 31, 2035.  Many of these leases contain renewal options and certain leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in consumer or other price indices.  Three of Mid Penn’s operating leases are with related parties.  The rental expense paid to related parties was $320,000 in 2018, $352,000 in 2017, and $348,000 in 2016.  The future minimum payments to related parties are  $208,000 (2019), $214,000 (2020), $186,000 (2021), $175,000 (2022), $175,000 in 2023, and $1,700,000 thereafter.

In 2016, Mid Penn entered into two subleasing agreements with escalation clauses to two unrelated parties.  The first sublease agreement began on April 1, 2016, while the second sublease began on July 1, 2016.  Both subleases end on March 31, 2021.

MID PENN BANCORP, INC.

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating leases as of December 31, 2018, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

(Dollars in thousands)
	Lease Obligation	Sublease Rental Income	Net Rental Expense
2019	2,171	81	2,090
2020	1,970	81	1,889
2021	1,603	20	1,583
2022	1,464	—	1,464
2023	1,245	—	1,245
thereafter	6,691	—	6,691
	$15,144	$182	$14,962

Rental expense in connection with leases was $1,433,000 in 2018, $1,087,000 in 2017, $716,000 in 2016.

(11)	Deposits

At December 31, 2018 and 2017, time deposits amounted to $486,329,000 and $201,623,000, respectively.  Interest expense on certificates of deposit amounted to $4,906,000, $2,570,000, and $2,156,000 for the years ended December 31, 2018, 2017, and 2016, respectively.  The aggregate amount of demand deposit overdrafts that were reclassified as loans were $356,000 at December 31, 2018, compared to $136,000 as of December 31, 2017.

Time deposits at December 31, 2018, mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $250,000	$250,000 or more
Maturing in 2019	$199,257	$70,445
Maturing in 2020	129,223	8,618
Maturing in 2021	42,965	1,796
Maturing in 2022	19,370	2,499
Maturing in 2023	10,566	770
Maturing thereafter	820	—
	$402,201	$84,128

Brokered deposits included in the time deposit totals equaled $110,218,000 at December 31, 2018 and $19,447,000 at December 31, 2017.  Deposits and other funds from related parties held by Mid Penn at December 31, 2018 and 2017 amounted to $27,399,000 and $20,262,000, respectively.

(12)	Short-term Borrowings

At December 31, 2018 and 2017, Mid Penn had short-term borrowings totaling $43,100,000 and $34,611,000, respectively, consisting of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally real estate secured loans totaling $507,462,000 within the Bank’s portfolio.  As of December 31, 2018, the Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $464,362,000 upon satisfaction of any stock purchase requirements of the FHLB.  The Bank also has unused overnight lines of credit with other correspondent banks amounting to $15,000,000 at December 31, 2018.  No draws have been made on these lines of credit and on December 31, 2018 and 2017, the balance was zero.

MID PENN BANCORP, INC.

The following table outlines Mid Penn’s various sources of short-term borrowed funds at or for the years ended December 31, 2018 and 2017. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

(Dollars in thousands)	December 31,
	2018	2017
Federal funds purchased:
Balance at year end	$—	$34,511
Weighted average rate at year end	0%	1.54%
Maximum month-end balance	$35,050	$41,610
Average daily balance during the year	$7,049	$7,961
Weighted average rate during the year	2.24%	1.39%
FHLB short-term borrowings:
Balance at year end	$43,100	$—
Weighted average rate at year end	2.74%	0.00%
Maximum month-end balance	$43,100	$—
Average daily balance during the year	$1,784	$—
Weighted average rate during the year	2.74%	0.00%

(13)	Long-term Debt

The Bank is a member of the FHLB, and through its membership, the Bank can access a number of credit products which are utilized to provide liquidity.  As of December 31, 2018 and 2017, the Bank had long-term debt outstanding in the amount of $48,024,000 and $12,352,000, respectively, consisting of FHLB fixed rate instruments.  The obligations are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans totaling $507,462,000.  The following table presents a summary of long-term debt as of December 31, 2018 and December 31, 2017.

(Dollars in thousands)	At December 31,
	2018	2017

Due July 2019, 1.64%	$2,000	$—
Due December 2019, 1.87%	10,000	10,000
Due January 2020, 3.00%	5,000	—
Due February 2020, 3.01%	5,000	—
Due March 2020, 3.02%	5,000	—
Due April 2020, 3.03%	5,000	—
Due June 2020, 1.72%	2,000	—
Due August 2020, 3.05%	5,000	—
Due October 2020, 3.06%	5,000	—
Due December 2020, 1.78%	2,000	—
Due August 2026, 4.80%	2,076	2,295
Due February 2027, 6.71%	52	57
	48,128	12,352
Less: fair value adjustment on debt assumed from acquisitions	104	—
	$48,024	$12,352

The aggregate principal amounts due on long-term debt subsequent to December 31, 2018 are $12,234,000 (2019), $34,246,000 (2020), $258,000 (2021), $271,000 (2022), $284,000 (2023) and $835,000 thereafter.

MID PENN BANCORP, INC.

(14)	Subordinated Debt

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  As of December 31, 2018, related parties held $1,450,000 of the 2017 Notes.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership or similar event.  As of December 31, 2018, related parties held $1,930,000 of the 2015 Notes.

MID PENN BANCORP, INC.

(15)	Fair Value Measurement

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

MID PENN BANCORP, INC.

There were no transfers of assets between fair value Level 1 and Level 2 for the years ended December 31, 2018 or 2017. The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$41,572	$—	$41,572	$—
Mortgage-backed U.S. government agencies	38,849	—	38,849	—
State and political subdivision obligations	29,256	—	29,256	—
Corporate debt securities	2,246	—	2,246	—
Other assets:
Equity securities	492	492	—	—
	$112,415	$492	$111,923	$—

		Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$38,730	$—	$38,730	$—
Mortgage-backed U.S. government agencies	25,831	—	25,831	—
State and political subdivision obligations	27,043	—	27,043	—
Corporate debt securities	1,355	—	1,355	—
Other assets:
Equity securities	506	506	—	—
	$93,465	$506	$92,959	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,935	$—	$—	$4,935
Foreclosed Assets Held for Sale	581	—	—	581

MID PENN BANCORP, INC.

Fair value measurements at December 31, 2017 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$6,090	$—	$—	$6,090
Foreclosed Assets Held for Sale	—	—	—	—

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,935	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	26% -100%	40%
Foreclosed Assets Held for Sale	581	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	17% - 17%	17%

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2017	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$6,090	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	6% - 51%	28%
Foreclosed Assets Held for Sale	—	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	0% - 0%	0%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

MID PENN BANCORP, INC.

It is Mid Penn’s policy to obtain updated third party valuations on all substandard nonaccrual loans collateralized by real estate within 30 days of the credit being classified as impaired.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance for loan loss issues and will update the allowance impact calculation upon receipt of the updated real estate valuation.

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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2018 and 2017.

(Dollars in thousands)	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$40,065	$40,065	$23,514	$23,514
Available for sale investment securities	111,923	111,923	93,465	93,465
Held to maturity investment securities	168,370	166,582	101,356	100,483
Loans held for sale	1,702	1,702	1,040	1,040
Equity securities	492	492	506	506
Net loans and leases	1,615,670	1,622,287	902,798	917,081
Restricted investment in bank stocks	6,646	6,646	4,384	4,384
Accrued interest receivable	8,244	8,244	4,564	4,564
Mortgage servicing rights	101	101	126	126

Financial liabilities:
Deposits	$1,726,026	$1,725,674	$1,023,568	$1,026,830
Short-term borrowings	43,100	43,100	34,611	34,611
Long-term debt	48,024	44,585	12,352	11,692
Subordinated debt	27,082	24,881	17,338	17,358
Accrued interest payable	2,262	2,262	645	645

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of December 31, 2018 and 2017.

MID PENN BANCORP, INC.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2018 and 2017.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs, these instruments are Level 2 Inputs.  The following tables exclude financial instruments for which the placement in the fair value hierarchy has been disclosed elsewhere or for which the carrying amount approximates fair value.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2018	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$168,370	$166,582	$—	$166,582	$—
Net loans and leases	1,615,670	1,622,287	—	—	1,622,287
Financial instruments - liabilities
Deposits	$1,726,026	$1,725,674	$—	$1,725,674	$—
Long-term debt	48,024	44,585	—	44,585	—
Subordinated debt	27,082	24,881	—	24,881	—

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2017	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$101,356	$100,483	$—	$100,483	$—
Net loans and leases	902,798	917,081	—	—	917,081
Financial instruments - liabilities
Deposits	$1,023,568	$1,026,830	$—	$1,026,830	$—
Long-term debt	12,352	11,692	—	11,692	—
Subordinated debt	17,338	17,358	—	17,358	—

(16)	Postretirement Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit plan for directors, which provides defined benefits based on the respective director’s years of service, as well as a postretirement healthcare and life insurance benefit plan, which is noncontributory, covering certain full-time employees.  Mid Penn also assumed a noncontributory defined benefit pension plan as a result of the acquisition of Scottdale on January 8, 2018.

Service costs related to plans benefiting Mid Penn employees are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets, amortization (accretion) of prior service cost, and settlement gain are reported as a component of other income.  Service costs, interest costs, and amortization of prior service costs related to plans benefiting Mid Penn’s nonemployee directors are reported as a component of director fees and benefits expense within the other expense line item on the Consolidated Statement of Income.

MID PENN BANCORP, INC.

The accrued benefit liability, related income statement impacts, and other significant aspects of the plans are detailed below.

(a)	Life Insurance

Full-time employees who had at least ten years of service as of January 1, 2008 and retire with the Bank after age 55 and at least 20 years of service are eligible for term life insurance coverage.  The insurance amount will be $50,000 until age 65.  After age 65, the insurance amount will decrease by $5,000 per year until age 74.  Thereafter, the insurance amount will be $5,000.

(b)	Health and Life Benefit Plan

Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits.  Medical benefits are provided for up to five years after retirement.  Employees who retired prior to December 31, 2015 may elect the least expensive single coverage in the employer’s group medical plan.  If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank will pay, at its discretion, premiums for single 65-special coverage or similar supplemental coverage.  For those employees who retired between September 18, 2015 and December 31, 2015, the Bank will only pay up to $5,000 (grossed up by 36.79 percent as of December 31, 2018) towards such medical coverage.  Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank will reimburse the retiree for up to $5,000 in medical costs.

The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2018 and 2017, and a statement of the funded status at December 31, 2018 and 2017.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2018	2017
Benefit obligations, January 1	$508	$540
Service cost	4	4
Interest cost	17	20
Change in experience	(38)	(11)
Change in assumptions	(17)	20
Change due to plan amendment	$60	—
Benefit payments	(59)	(65)
Benefit obligations, December 31	$475	$508

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	59	65
Benefit payments	(59)	(65)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(475)	$(508)

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

MID PENN BANCORP, INC.

The amount recognized in other liabilities on the consolidated balance sheets at December 31, 2018 and 2017, is as follows:

(Dollars in thousands)
	2018	2017
Accrued benefit liability	$475	$508

The amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2018	2017
Net gain, pretax	$(76)	$(22)
Net prior service cost, pretax	(89)	(174)

The accumulated benefit obligation for health and life insurance plans was $475,000 and $508,000 at December 31, 2018 and 2017, respectively.

There will be $25,000 in estimated prior service costs amortized from accumulated other comprehensive income into net periodic benefit cost during 2019.

The components of net periodic postretirement benefit (income) cost for 2018, 2017 and 2016 are as follows:

(Dollars in thousands)
	2018	2017	2016
Service cost	$4	$4	$4
Interest cost	17	20	23
Amortization of prior service cost	(25)	(35)	(35)
Amortization of net (gain) or loss	(1)	—	—
Net periodic postretirement benefit (income) cost	$(5)	$(11)	$(8)

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2018 and 2017 are as follows:

Weighted-average assumptions:	2018	2017
Discount rate	4.00%	3.50%
Rate of compensation increase	3.00%	2.50%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 are as follows:

Weighted-average assumptions:	2018	2017	2016
Discount rate	3.50%	4.00%	4.25%
Rate of compensation increase	2.50%	3.00%	3.25%

Assumed health care cost trend rates at December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Health care cost trend rate assumed for next year	5.50%	6.00%	6.00%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.40%	5.40%	5.50%
Year that the rate reaches the ultimate trend rate	2022	2024	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  At December 31, 2018, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	6	(9)

MID PENN BANCORP, INC.

Mid Penn expects to contribute $60,000 to its life and health benefit plans in 2019.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2019 to 12/31/2019	$60
1/1/2020 to 12/31/2020	50
1/1/2021 to 12/31/2021	34
1/1/2022 to 12/31/2022	38
1/1/2023 to 12/31/2023	31
1/1/2024 to 12/31/2028	160

(c)	Directors’ Retirement Plan

Mid Penn has an unfunded defined benefit retirement plan for directors with benefits based on years of service.  The adoption of this plan generated unrecognized prior service cost of $274,000, which had been amortized over the expected future years of service of active directors, of which $22,000 was recognized in 2018 and was fully amortized as of December 31, 2018.

The following tables provide a reconciliation of the changes in the directors’ defined benefit plan’s benefit obligations and fair value of plan assets for the years ended December 31, 2018 and 2017, and a statement of the status at December 31, 2018 and 2017.  This Plan is unfunded.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2018	2017
Benefit obligations, January 1	$1,116	$1,122
Service cost	36	35
Interest cost	38	43
Actuarial gain (loss)	5	6
Change in assumptions	(5)	2
Benefit payments	(90)	(92)
Benefit obligations, December 31	$1,100	$1,116

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	90	92
Benefit payments	(90)	(92)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(1,100)	$(1,116)

Amounts recognized in other liabilities on the consolidated balance sheet at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)
	2018	2017
Accrued benefit liability	$1,100	$1,116

Amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2018	2017
Net prior service cost, pretax	$—	$22
Net loss, pretax	67	67

MID PENN BANCORP, INC.

The accumulated benefit obligation for the retirement plan was $1,100,000 at December 31, 2018 and $1,116,000 at December 31, 2017.

No estimated prior service costs will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 as the amount is fully amortized.

The components of net periodic retirement cost for 2018, 2017 and 2016 are as follows:

(Dollars in thousands)
	2018	2017	2016
Service cost	$36	$35	$34
Interest cost	38	43	46
Amortization of prior-service cost	22	22	22
Net periodic retirement cost	$96	$100	$102

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2018 and 2017 are as follows:

Weighted-average assumptions:	2018	2017
Discount rate	4.00%	3.50%
Change in consumer price index	2.00%	1.50%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 are as follows:

Weighted-average assumptions:	2018	2017	2016
Discount rate	4.00%	4.00%	4.25%
Change in consumer price index	2.00%	1.50%	2.25%

Mid Penn expects to contribute $95,000 to its retirement plan in 2019.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2019 to 12/31/2019	$95
1/1/2020 to 12/31/2020	97
1/1/2021 to 12/31/2021	108
1/1/2022 to 12/31/2022	107
1/1/2023 to 12/31/2024	106
1/1/2024 to 12/31/2028	376

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,976,000 and $3,905,000 at December 31, 2018 and 2017, respectively.

(d)	Defined Benefit Pension Plan

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn’s policy is to fund pension benefits as accrued. The Plan’s assets are managed by the Trust Department of the Bank and were primarily invested in corporate equity securities at the time of acquisition, but have since been diversified into a more conservative investment profile, including fixed income debt securities.  The investment objective of the plan is “Balanced” to provide relatively stable growth from assets offset by a moderate level of income with target portfolio allocations of up to 20% cash, 30-50% fixed income securities, and 40-60% equity securities.  The valuation of the plan’s assets are subject to market fluctuations.

For the year ended December 31, 2018, Mid Penn recognized $737,000 of settlement gains as a result of certain lump sum payouts to participants of the defined benefit pension plan.  The settlement gains were recorded in noninterest income as a component of other income for the year ended December 31, 2018.

MID PENN BANCORP, INC.

The following tables provide a reconciliation of the changes in the defined benefit pension plan’s benefit obligations and fair value of plan assets for the year ended December 31, 2018, and a statement of the status at December 31, 2018.

(Dollars in thousands)
December 31,
Change in benefit obligations:	2018
Benefit obligations, January 1	$10,542
Service cost	287
Interest cost	392
Settlement loss	118
Actuarial gain	(2,271)
Settlement payments	(3,828)
Benefit payments	(77)
Benefit obligations, December 31	$5,163

Change in fair value of plan assets:
Fair value of plan assets, January 1	$8,121
Return on plan assets	$57
Employer contributions	600
Benefit payments	(77)
Administrative expenses	(55)
Settlement payments	(3,828)
Fair value of plan assets, December 31	$4,818

Funded status at year end	$(345)

Amounts recognized in other liabilities on the consolidated balance sheet at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)
2018
Accrued benefit liability	$345

Amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
2018
Unrecognized actuarial gain	$994

The accumulated benefit obligation for the retirement plan was $5,163,000 at December 31, 2018.

The components of net periodic retirement cost for 2018 are as follows:

(Dollars in thousands)
2018
Service cost	$287
Interest cost	392
Expected return on plan assets	(423)
Net periodic retirement cost	$256

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2018 are as follows:

Weighted-average assumptions:	2018
Discount rate	4.25%
Expected long-term return on plan assets	5.00%
Rate of compensation increases	3.00%

MID PENN BANCORP, INC.

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2018 are as follows:

Weighted-average assumptions:	2018
Discount rate	4.25%
Expected long-term return on plan assets	5.00%
Rate of compensation increases	3.00%

The plan’s weighted-average asset allocations by investment category as of December 31, 2018 are as follows:

Weighted-average asset allocations:	2018
Cash and cash equivalents	50.44%
Common stock	38.14%
Corporate bonds	11.42%
100.00%

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2018.

	Fair Value Measurements
(Dollars in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,430	$—	$—
Common stock:
Mining	36	—	—
Manufacturing	888	—	—
Transportation, Communications, Electric, Gas, and Sanitary Services	468	—	—
Finance, Insurance, and Real Estate	248	—	—
Services	189	—	—
Other	9	—	—
Corporate bonds	—	550	—
	$4,268	$550	$—

A description of the valuation methodologies used for assets measured at fair value is disclosed below.

Common Stocks

Valued at the closing price reported on the active market on which the individual securities are traded.

Corporate Bonds

Valued using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

MID PENN BANCORP, INC.

Mid Penn expects to contribute $600,000 to the defined benefit pension plan in 2019.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2019 to 12/31/2019	$92
1/1/2020 to 12/31/2020	115
1/1/2021 to 12/31/2021	144
1/1/2022 to 12/31/2022	160
1/1/2023 to 12/31/2024	162
1/1/2024 to 12/31/2028	1,714

(17)	Other Benefit Plans

Mid Penn maintains several benefit plans for both current and former employees of the Bank. Liabilities related to the plans are recorded in other liabilities on the balance sheet, and aggregate cash surrender values assets related to the life insurance plans are recorded in the cash surrender value of life insurance line item on the balance sheet. Significant aspects of the plans are detailed below.

(a)	401(k) Plan

The Bank has a 401(k) plan that covers substantially all full-time employees.  The plan allows employees to contribute a portion of their salaries and wages to the plan and provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the 401(k) Plan was $514,000, $383,000, and $362,000 for the years ending December 31, 2018, 2017, and 2016, respectively.

During 2018, Mid Penn assumed the 401(k) plans of Scottdale and First Priority and, as of December 31, 2018, these 401(k) plans were managed by Mid Penn’s Human Resources and Trust areas.  These 401(k) plans were frozen and no contributions were made to the plans in 2018. The plans are being evaluated for either termination or merger into Mid Penn’s primary 401(k) plan.

(b)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees.  The Bank did not contribute to the plan in 2018, 2017, or 2016.

(c)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows executive officers to defer compensation for a specified period in order to provide future retirement income.  The only participant in the plan is a former executive officer.  The Bank accrued a liability for the plan of approximately $106,000 at December 31, 2018 and $125,000 at December 31, 2017.  The expense related to the plan was $78,000 in 2018, $5,000 in 2017, and $6,000 in 2016.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of director fees for a specified period in order to provide future retirement income.  At December 31, 2018 and 2017, the Bank accrued a liability of $838,000 and $683,000, respectively, for this plan.  The expense related to the plan was $31,000 in 2018, $25,000 in 2017, and $21,000 in 2016.

(d)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2018 and 2017, the Bank accrued a liability of approximately $236,000 and $246,000, respectively, for the Agreement.  The expense related to the Agreement was $17,000 for 2018, $17,000 for 2017, and $17,000 for 2016.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which supports the funding of the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,352,000 and $1,317,000 at December 31, 2018 and 2017, respectively.

MID PENN BANCORP, INC.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2018 and 2017, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,387,000 and $1,375,000, respectively.  Mid Penn acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender values of $4,010,000 at December 31, 2018 and $3,924,000 at December 31, 2017.

(f)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The plan allows employees to use a portion of their salaries and wages to purchase shares of Mid Penn common stock at the market value of shares at the end of each calendar quarter.

	2018	2017	2016
ESPP shares purchased	4,132	3,578	4,465
Average purchase price per share	$28.716	$29.027	$18.520
(g)	Director Stock Purchase Plan

On May 24, 2017, the Board of Directors of Mid Penn approved the Director Stock Purchase Plan (“DSPP”).  The purpose of the DSPP is to provide non-employee directors of Mid Penn with a convenient means to purchase Corporation common stock at fair market value on the last day of each calendar quarter.  The plan was effective beginning July 1, 2017.  Participants purchased 4,296 shares at an average purchase price per share of $28.94 during the year ended December 31, 2018.  Participants purchased 1,345 shares at an average purchase price per share of $31.136 during the year ended December 31, 2017.

(h)	Supplemental Executive Retirement Plan

On August 31, 2018, Mid Penn entered into supplemental executive retirement plan agreements (“SERPs”) with four named executive officers.  Each SERP provides for the monthly payment of a fixed cash benefit over a period of fifteen (15) years, commencing on the first day of the month following the Executive’s separation from service: (i) occurring on or after reaching normal retirement age (age 70); (ii) due to disability; (iii) due to death; or (iv) within two (2) years following a change in control of the Bank. One-half of the benefit vests on January 1, 2022, with an additional 10% vesting each January 1 thereafter until fully vested on January 1, 2027. Any unvested portion of the benefit fully vests upon a change in control of the Bank.  The accrued liability for the supplemental retirement plans was $73,000 as of December 31, 2018.

MID PENN BANCORP, INC.

(18)	Federal Income Taxes

The following temporary differences gave rise to the net deferred tax asset at December 31, 2018 and 2017.

(Dollars in thousands)	2018	2017
Deferred tax assets:
Allowance for loan and lease losses	$1,763	$1,597
Loan fees	136	105
Deferred compensation	508	221
Benefit plans	134	320
Unrealized loss on securities	862	574
Sale/leaseback adjustment	66	72
Business combination adjustments	1,692	358
Acquired NOL and charitable contribution carryforwards	1,391	—
Acquired AMT carryforward	1,433	—
Other	128	108
	8,113	3,355

Deferred tax liabilities:
Depreciation	(1,073)	(619)
Bond accretion	(29)	(9)
Goodwill and intangibles	(348)	(329)
Prepaid expenses	(515)	(333)
Business combination adjustments	(948)	(176)
Benefit plans	(459)	—
Other	(45)	(1)
	(3,417)	(1,467)
Deferred tax asset, net	$4,696	$1,888

As reflected Notes 4 and 5, a substantial portion of the net deferred tax asset increase year-over-year relates to the deferred tax assets generated by or acquired from the mergers of Scottdale and First Priority.

At December 31, 2018, the Company had no valuation allowance established against its NOL and charitable contribution carryforwards, as management believes the Corporation will generate sufficient future taxable income to fully utilize these deferred tax assets. The charitable contribution carryforwards will expire between 2019 and 2021. The Tax Cuts and Jobs Act enacted on December 22, 2017 repealed Corporate Alternative Minimum Tax (AMT). As a result, AMT carryforwards as of December 31, 2018 will be systematically refunded with each return until fully refunded no later than the filing of the Corporation’s December 31, 2021 tax return.  At December 31, 2018, Mid Penn had net operating loss carryforwards of $5,465,000 which are all due to acquisitions that occurred in 2018 and are available to offset future taxable income.  The NOL carryforwards do not expire, however, Mid Penn is limited to a deduction of the lesser of the available NOL carryforward or 80 percent of pre-NOL deductible taxable income in a single tax year as set forth in the Tax Cuts and Jobs Act.  Due to the fact that these NOLs were acquired, there are Section 382 limitations that establish the amount allowable to be used to offset taxable income in the amount of $1,854,000 per year.

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

On December 22, 2017, the TCJA was signed into law, reducing the federal tax rate to 21% beginning on January 1, 2018.  The revaluation of net deferred tax assets as of December 22, 2017 resulted in $1,169,000 of additional tax expense on the date of enactment included in deferred expense in the tables below.

MID PENN BANCORP, INC.

The provision for income taxes consists of the following:

(Dollars in thousands)	2018	2017	2016
Current expense	$812	$2,672	$2,613
Deferred expense (benefit)	1,317	1,828	(336)
Total provision for income taxes	$2,129	$4,500	$2,277

A reconciliation of income tax at the statutory rate of 21% for 2018 and 34% for 2017 and 2016 to Mid Penn's effective rate is as follows:

(Dollars in thousands)	2018	2017	2016
Provision at the expected statutory rate	$2,672	$3,940	$3,428
Effect of tax-exempt income	(704)	(668)	(1,089)
Effect of investment in life insurance	(60)	(89)	(90)
Nondeductible interest	40	30	41
Nondeductible merger and acquisition expense	193	191	—
Rate change adjustment	—	1,169	—
Other items	(12)	(73)	(13)
Provision for income taxes	$2,129	$4,500	$2,277

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2018, 2017, or 2016.  There were no amounts accrued for interest and penalties at December 31, 2018 or 2017.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania.  With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2015.

(19)	Regulatory Matters

Mid Penn Bancorp, Inc., is a bank holding company and, as such, chooses to maintain a well-capitalized status in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 Capital to average assets and of Total Capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2018 and December 31, 2017, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

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

The new minimum capital level requirements applicable to Mid Penn include: (i) a new common equity Tier I capital ratio of 4.5%; (ii) a Tier I capital ratio of 6.0% (increased from 4.0%); (iii) a Total Capital ratio of 8.0% (unchanged from current rules); and (iv) a Tier I leverage ratio of 4.0% for all institutions.  The amended rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, which result in the following minimum ratios: (i) a common equity Tier I capital ratio of 7.0%; (ii) a Tier I capital ratio of 8.5%; and (iii) a Total Capital ratio of 10.5%.  The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019.  An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

MID PENN BANCORP, INC.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances.  The amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  At December 31, 2018, $4,207,000 of undistributed earnings of the Bank included in the consolidated shareholders’ equity was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2018, and December 31, 2017:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Corporation
As of December 31, 2018
Tier 1 Capital (to Average Assets)	$155,662	8.0%	$77,499	4.000%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	98,977	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	122,265	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	191,300	12.3%	153,317	9.875%	N/A	N/A

Bank
As of December 31, 2018
Tier 1 Capital (to Average Assets)	$171,776	8.9%	$77,230	4.000%	$96,537	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	98,963	6.375%	100,903	6.5%
Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	122,248	7.875%	124,189	8.0%
Total Capital (to Risk Weighted Assets)	180,332	11.6%	153,295	9.875%	155,236	10.0%

Corporation
As of December 31, 2017
Tier 1 Capital (to Average Assets)	$74,417	6.5%	$45,857	4.000%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	50,661	5.750%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	74,417	8.4%	63,877	7.250%	N/A	N/A
Total Capital (to Risk Weighted Assets)	99,466	11.3%	81,498	9.250%	N/A	N/A

Bank
As of December 31, 2017
Tier 1 Capital (to Average Assets)	$88,294	7.7%	$45,846	4.000%	$57,308	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	50,661	5.750%	57,269	6.5%
Tier 1 Capital (to Risk Weighted Assets)	88,294	10.0%	63,877	7.250%	70,485	8.0%
Total Capital (to Risk Weighted Assets)	96,005	10.9%	81,498	9.250%	88,106	10.0%

(1)  The minimum amounts and ratios as of December 31, 2018 include the third year phase in of the capital conservation buffer of 1.875% required by the Basel III framework.  As of December 31, 2017, minimum amounts and ratios include the second year phase in of the capital conservation buffer of 1.25% required by the Basel III framework.

MID PENN BANCORP, INC.

(20)	Concentration of Risk and Off-Balance Sheet Risk
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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2018 and 2017 for guarantees under letters of credit issued is not considered material.

As of December 31, 2018, commitments to extend credit amounted to $346,238,000 and standby letters of credit amounted to $20,839,000.  As of December 31, 2017, commitments to extend credit amounted to $199,240,000 and standby letters of credit amounted to $20,496,000.

Additionally, Mid Penn has sold loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program).  Under the terms of the Program, there is limited recourse back to Mid Penn for loans that do not perform in accordance with the terms of the loan agreement.  Each loan that is sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB.  The Program can be terminated by either the FHLB or Mid Penn, without cause, by giving notice to the other party.  The FHLB has no obligation to commit to purchase any mortgage through, or from, Mid Penn.  The total balance of loans sold under the Program was $5,836,000 and $7,314,000 for the years ended December 31, 2018 and 2017.

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

As of December 31, 2018, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in twelve counties in Pennsylvania.

The Bank's highest industry concentration within the loan portfolio is in commercial real estate financing, which was 61.8 % and 51.1%, as of December 31, 2018 and 2017, respectively.

MID PENN BANCORP, INC.

(21)	Commitments and Contingencies

Commitments

During the second quarter of 2018, Mid Penn entered into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and amortized using the straight-line method over a ten year period.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary.  All such initial conditions were satisfied and Mid Penn began funding the investment during 2018. As of December 31, 2018, the total investment in the limited partnership was $1,710,000 and was reported in other assets on the Consolidated Balance Sheet.

Contingencies

In a letter dated January 24, 2019, notification was received from the FDIC indicating that Mid Penn was eligible for small bank assessment credits.  In general, banks that did not pay surcharges during the credit calculation period, defined as the third quarter of 2016 through the third quarter of 2018, are eligible for small bank assessment credits.  Small banks with total consolidated assets of less than $10 billion were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent.  Each individual bank’s credit share is calculated as the product of the apportioned share of credits to an individual eligible institution multiplied by the total aggregate credits, and the FDIC’s preliminary estimate of Mid Penn’s total assessment credit is $492,000. The small bank assessment credits are contingent on the reserve ratio reaching at least 1.38 percent, which had not occurred as of December 31, 2018.  The credit can only be applied against future assessments, is not refundable in cash, and cannot be sold.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(22)	Common Stock

Dividend Reinvestment Plan

Under Mid Penn’s amended and restated dividend reinvestment plan (“DRIP”), 330,750 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance.  The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.

Restricted Stock Plan

On June 25, 2014, the 2014 Restricted Stock Plan was registered under which awards shall not exceed, in the aggregate, 100,000 shares of common stock.  The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.  The plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.    As of December 31, 2018, 36,859 shares have been granted under the Plan.  During 2018, Mid Penn granted 12,250 restricted shares, 7,450 of which were granted to employees, while 4,800 were granted to directors.  Mid Penn granted 10,440 restricted shares in 2017, 6,040 of which were granted to employees, while 4,400 were granted to directors.  Throughout 2016, Mid Penn granted 7,450 restricted shares to employees.  In 2018, 1,876 granted shares were forfeited to Mid Penn due to the termination of employment of three plan participants, while no shares were forfeited in 2017, and 470 shares were forfeited in 2016.

MID PENN BANCORP, INC.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  Restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over a four year vesting period.  Restricted shares granted to directors have a twelve month vesting period.  The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statements of income.

(Dollars in thousands)	2018	2017	2016
Compensation expense	$267	$145	$53
Tax benefit	(56)	(49)	(18)
Net income effect	$211	$96	$35

At December 31, 2017, there was $582,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost is expected to be recognized through July 2022 with a weighted average recognition period of 2.3 years.  Mid Penn recognizes the impact of forfeitures as of the forfeiture date.

The following table presents information regarding the non-vested restricted stock for the year ended December 31, 2018.

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	19,499	$22.54
Vested	(9,647)	22.85
Forfeited	(1,876)	24.20
Granted	12,250	33.50
Non-vested at December 31, 2018	20,226	28.76

(23)	Preferred Stock

In accordance with the terms and conditions of the Agreement and Plan of Merger dated January 16, 2018 between Mid Penn and First Priority (the “Merger Agreement”), each share of First Priority Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “First Priority Preferred Stock”) outstanding as of July 31, 2018 was converted into the right to receive one share of Mid Penn Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a $1,000 liquidation preference per share (the “Mid Penn Preferred Stock”). In connection with the Merger, Mid Penn issued 3,404 shares of Mid Penn Preferred Stock totaling $3,404,000.

The terms of the Mid Penn Preferred Stock were no less favorable than those of the First Priority Preferred Stock as in effect immediately prior to the Merger. Under the terms of the Mid Penn Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Mid Penn Preferred Stock, junior preferred shares, or other junior securities (including the common stock) unless all accrued and unpaid dividends on the Mid Penn Preferred Stock for all past dividend periods are paid in full. The Mid Penn Preferred Stock was redeemable at the option of Mid Penn, subject to the prior receipt of any requisite regulatory approval.

Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The dividend rate on the Mid Penn Preferred Stock was fixed at 9%.

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of the Mid Penn Preferred Stock at the $1,000 liquidation value.  The redemption of the $3,404,000 of the Mid Penn Preferred Stock was completed and final dividend payment made on December 14, 2018.

(24)	Revenue Recognition

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

MID PENN BANCORP, INC.

On January 1, 2018, Mid Penn adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under ASC 605.This ASU establishes principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods and services to customers.  ASU 2014-09 applies primarily to transactional-based non-interest income revenue streams and excludes mortgage banking income, earnings from cash surrender value of life insurance, and gains on SBA loans.

Mid Penn’s non-interest income revenue streams of income from fiduciary activities, service charges on deposits, ATM debit card interchange income, merchant service fees and certain components of other income are within the scope of Topic 606 and are discussed in greater detail below.

Income from Fiduciary Activities

Income from fiduciary activities consist of investment management fee income, brokerage transaction fee income, and estate fee income.  Investment management fee income consists of advisory fees that are based on market values of clients’ managed portfolios and transaction fees for fiduciary services performed, both of which are recognized as earned.  Brokerage transaction fee income includes advisory fees which are recognized as earned on a monthly basis and transaction fees that are recognized when transactions occur.  Payment is typically received in the following month.  Estate fee income is recognized as services are performed over the service period, generally eighteen months.

Service Charges on Deposits

Service charges on deposits consist of cash management, overdraft, non-sufficient fund fees and other service charges on deposit accounts.  Revenue is primarily transactional and recognized when earned, which is at the time the respective initiating transaction occurs and the related service charge is subsequently processed.  Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the customers’ accounts.

ATM Debit Card Interchange Income

ATM debit card interchange income consists interchange fees earned when Mid Penn’s debit cards are processed through card payments networks.  The interchange fee is calculated as a percentage of the total electronic funds transfer (EFT) transaction plus a per-transaction fee, which varies based on the type of card used, the method used to process the EFT transaction, and the type of business at which the transaction was processed.  Revenue is recognized daily as transactions occur and interchange fees are subsequently processed.  Payment for interchange activity is received primarily daily, while some fees are aggregated and payment is received in the following month.

Merchant Services Income

Merchant services income is processed through a third party provider with whom Mid Penn has partnered to provide merchant services to its business customers.  Fees are charged to merchants to process their debit card transactions, cash advance services, and other related products.  Mid Penn receives a percentage of the revenue generated from each joint customer relationship after the third party has collected the fee income from the merchant.  Payment is primarily received in the following month.

Other Income

Certain aspects of other income, such as credit card royalties, check orders, and letter of credit fees, are within the scope of Topic 606.  These fees are primarily transactional, and revenue is recognized when transactions occur and the related services are subsequently processed.  Payment is primarily received immediately or in the following month.

Mid Penn does not exercise significant judgements in the recognition of income, as typically income is not recognized until the performance obligation has been satisfied.  Mid Penn has not recognized any assets from the costs to obtain or fulfill a contract with customers for revenue streams that fall within the guidance of Topic 606.

MID PENN BANCORP, INC.

(25)	Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$1,572	$4,686
Investment in subsidiaries	239,323	89,581
Other assets	296	—
Total assets	$241,191	$94,267

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$17,694	$17,338
Other liabilities	288	1,226
Shareholders' equity	223,209	75,703
Total liabilities and shareholders' equity	$241,191	$94,267

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2018	2017	2016
Income
Dividends from subsidiaries	$10,837	$9,657	$2,871
Other income	—	19	33
Total Income	10,837	9,676	2,904
Expense
Other expenses	(5,668)	(1,899)	(606)
Total Expense	(5,668)	(1,899)	(606)
Income before income tax and equity in undistributed earnings (loss) of subsidiary	5,169	7,777	2,298
Equity in undistributed earnings (loss) of subsidiary	4,207	(1,136)	5,311
Income before income tax	9,376	6,641	7,609
Income tax benefit	1,220	448	195
Net income	10,596	7,089	7,804
Series D preferred stock dividends	102	—	—
Net income available to common shareholders	$10,494	$7,089	$7,804
Comprehensive income	$10,257	$8,209	$3,139

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,596	$7,089	$7,804
Equity in undistributed loss (earnings) of subsidiaries	(4,207)	1,136	(5,311)
Decrease (increase) in other assets	(49)	240	59
Increase (decrease) in other liabilities	1,120	626	457
Net cash provided by operating activities	7,460	9,091	3,009

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisitions	(2,798)	—	—
Proceeds from the sale of investment securities	—	618	—
Repayment from (investment in) subsidiary	—	(12,600)	—
Net cash used in investing activities	(2,798)	(11,982)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(4,513)	(3,264)	(2,875)
Series D preferred stock dividends	(102)	—	—
Series D preferred stock redemption	(3,404)	—	—
Employee Stock Purchase Plan	119	104	82
Director Stock Purchase Plan	124	42	—
Deferred financing fees paid for subordinated debt issuance	—	(85)	—
Subordinated debt issuance	—	10,000	—
Net cash provided by (used in) financing activities	(7,776)	6,797	(2,793)
Net increase in cash and cash equivalents	(3,114)	3,906	216
Cash and cash equivalents, beginning of year	4,686	780	564
Cash and cash equivalents, end of year	$1,572	$4,686	$780

(26)	Recent Accounting Pronouncements

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

Mid Penn adopted this ASU in the first quarter of 2018.  For the year ended December 31, 2018, service costs totaling $287,000 related to plans benefiting Mid Penn employees are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets, amortization (accretion) of prior service cost, and settlement gain were reported as a component of other income and collectively totaled $768,000.  Service costs, interest costs, and amortization of prior service costs related to plans benefiting Mid Penn’s nonemployee directors totaling $93,000 are reported as a component of director fees and benefits expense within the other expense line item on the Consolidated Statement of Income.  The components of net benefit cost were impacted by the acquisition of a defined benefit plan from Scottdale in 2018.  Net benefit costs in 2017 and 2016 were immaterial.  The adoption of this standard did not impact Mid Penn’s results of operations.

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

Mid Penn is currently evaluating the details of this ASU and the impact the guidance will have on Mid Penn’s consolidated financial statements.  Mid Penn expects that it is possible that the ASU may result in an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities.  The amount of the change in the allowance for credit losses, if any, resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.  Mid Penn has selected a software vendor to support both the implementation of ASU 2016-13 and the ongoing compliance requirements.  We have provided our core data to the vendor and completed an assessment of the information to see what, if any, additional data elements may be need to be collected to perform the calculation.  After all required data elements are collected and loaded into the software, Mid Penn plans to run one quarter of reports based on our current methodology to validate the data flow, and intends to run two quarters under the CECL methodology prior to the implementation of the standard on January 1, 2020.

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

Mid Penn adopted this standard in the first quarter of 2019 using the option to apply the transition provisions of the new standard at the adoption date instead of the earliest period presented as provided in ASU 2018-11.  Additionally, Mid Penn elected to apply all practical expedients as provided in ASU 2016-02, with the exception of the hindsight practical expedient which was not elected.  As a result of the adoption of this standard, effective January 1, 2019, Mid Penn recognized (i) a ROU asset of $11,661,000 to be recorded in other assets on the balance sheet, (ii) a lease liability of $12,866,000 to be recorded in other liabilities on the balance sheet, and (iii) an opening adjustment to retaining earnings of $316,000 to eliminate the remaining balance of the deferred sale/leaseback gain on two retail branch locations which had originally been recorded in 2016.  The lease liability represents the present value of future payments on twenty-four leased properties within the Mid Penn footprint as of the January 1, 2019 adoption date, while the ROU asset reflects the lease liability, adjusted for deferred/accrued rent balances and the balance of acquisition accounting fair value adjustments of the respective properties as of the adoption date of January 1, 2019.  The adoption of this standard is not expected to have a material impact on Mid Penn’s capital ratios or cause Mid Penn to no longer be well capitalized.

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

This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and was adopted by Mid Penn effective January 1, 2018.  The adoption of this ASU resulted in the reclassification of equity securities to other assets (equity securities had previously been classified as available-for-sale investment securities). Also, related to this reclassification, a one-time cumulative-effect adjustment was recorded on January 1, 2018 that decreased retained earnings by $44,000, increased accumulated other comprehensive loss by $35,000, and decreased the deferred tax asset by $9,000.  The impact on net income as a result of the adoption of this standard was immaterial for the year ended December 31, 2018.

Additionally, the adoption of this ASU resulted in the refinement of our loan fair value calculation to comply with the exit price measurement requirement.  The adoption of the exit price measurement requirement portion of this ASU did not have a material impact on Mid Penn’s fair value disclosures.

In February 2018, the FASB issued ASU 2018-03, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities, which clarifies certain amendments included in ASU 2016-01 primarily related to measurement of equity securities without a readily determinable fair value and financial liabilities for which the fair value option was elected.  This ASU was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and was adopted by Mid Penn effective January 1, 2018.  Mid Penn’s equity securities have a determinable fair value and, as of December 31, 2018, we do not have any financial liabilities for which the fair value option was elected; therefore, the adoption of this ASU did not have a material impact on the results of operations.

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

MID PENN BANCORP, INC.

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

Mid Penn adopted the standard effective January 1, 2018.  Through our assessment, we identified certain non-interest income financial statement revenue streams that met the criteria of this Standard and worked through the five step assessment process for each revenue stream within the scope of the Standard.    Mid Penn has concluded that the adoption of the Standard using the modified retrospective approach did not have a financial statement impact as the current financial statement line items within the scope of this Standard were in compliance with the new guidance.  As a result of the adoption of this standard, additional qualitative disclosures related to revenue recognition can be found in Note 11, Revenue Recognition. We will update our internal assessment at least annually, or more frequently if necessary.

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

MID PENN BANCORP, INC.

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

ASU 2018-14:  The FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans

This ASU, issued as part of the FASB’s disclosure framework project to improve the effectiveness of disclosures in financial statements, amends the disclosure requirements related to defined benefit pension and other postretirement plans by removing and adding certain disclosures.

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

(27)	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2018 and 2017.  Due to the methodology and rounding of quarterly earnings per share versus full-year earnings per share calculations, the quarterly measures may not equal to the full-year measurement disclosed on the respective year’s income statement.

(Dollars in thousands, except per share data)	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$12,980	$13,720	$19,583	$22,371
Interest Expense	2,102	2,306	3,672	4,640
Net Interest Income	10,878	11,414	15,911	17,731
Provision for Loan and Lease Losses	125	—	100	275
Net Interest Income After Provision for Loan Losses	10,753	11,414	15,811	17,456
Noninterest Income	1,647	1,559	2,165	2,091
Noninterest Expense	11,183	9,742	15,264	13,982
Income Before Provision for Income Taxes	1,217	3,231	2,712	5,565
Provision for Income Taxes	213	452	548	916
Net Income	1,004	2,779	2,164	4,649
Series D Preferred Stock Dividends	—	—	38	64
Net Income Available to Common Shareholders	$1,004	$2,779	$2,126	$4,585
Per Share Data:
Basic Earnings Per Common Share	$0.17	$0.45	$0.28	$0.54
Cash Dividends Declared	0.00	0.15	0.15	0.15

MID PENN BANCORP, INC.

(Dollars in thousands, except per share data)	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$10,559	$10,879	$11,150	$11,304
Interest Expense	1,384	1,469	1,634	1,817
Net Interest Income	9,175	9,410	9,516	9,487
Provision for Loan and Lease Losses	125	100	-	100
Net Interest Income After Provision for Loan Losses	9,050	9,310	9,516	9,387
Noninterest Income	1,436	1,362	1,564	1,331
Noninterest Expense	7,802	7,558	7,960	8,047
Income Before Provision for Income Taxes	2,684	3,114	3,120	2,671
Provision for Income Taxes	690	769	871	2,170
Net Income Available to Common Shareholders	$1,994	$2,345	$2,249	$501
Per Share Data:
Basic Earnings Per Common Share	$0.47	$0.55	$0.53	$0.12
Cash Dividends Declared	0.13	0.13	0.13	0.38

MID PENN BANCORP, INC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2018.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2018, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management’s Report on Internal Controls over Financial Reporting is located on page 49 of this report, and is incorporated herein by reference.

Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of Mid Penn’s internal control over financial reporting as of December 31, 2018.  BDO USA, LLP’s attestation report appears in Part II, Item 8, “Financial Statements and Supplemental Data.”

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank.  The Corporation amended the Code of Ethics on March 28, 2018.  A copy is posted under Governance Documents in the Corporate Information section under the Investors link on the Corporation’s website, www.midpennbank.com.  The Corporation’s Code of Ethics may be viewed on the Mid Penn website at www.midpennbank.com or requested from the Corporate Secretary by telephone at 1-866-642-7736.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

MID PENN BANCORP, INC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	20,226	—	(1)	63,141
Equity compensation plans not approved by security holders	—	—		—
Total	20,226	—		63,141

(1)

All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock.  Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 3:  Ratification of the Appointment of BDO USA, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2019” of Mid Penn’s definitive proxy statement to be used in connection with the 2019 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

10.2	Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan. (Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 27, 2014.)

10.3	Form of Mid Penn Bancorp, Inc. Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2018.)

10.4	Form of Change in Control Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 4, 2016.)

10.5	Mid Penn Bancorp, Inc. Director Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8, filed with the SEC on June 8, 2017.)

10.6

Employment Agreement, dated November 3, 2016, among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 4, 2016.)

10.7

Offer letter, dated March 4, 2016, between Michael D. Peduzzi and Mid Penn Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017.)

10.8

Form of Supplemental Executive Retirement Plan Agreement dated August 31, 2018 by and among Mid Penn Bank and each of Rory G. Ritrievi, Michael D. Peduzzi, Scott W. Micklewright, and Justin T. Webb (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

10.9

Amendment No. 1 to Employment Agreement, dated August 13, 2018, among Mid Penn Bancorp, Inc., Mid Penn Bank, and Rory G. Ritrievi (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

10.10

Form of Amendment No. 1 to Change in Control Severance Agreement of Messrs. Micklewright, Peduzzi, and Webb (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

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

ITEM 16.  FORM 10-K SUMMARY

None.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 18, 2019
Rory G. Ritrievi
President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Michael D. Peduzzi, CPA	March 18, 2019
Michael D. Peduzzi, CPA
Sr. Executive Vice President and Chief Financial Officer

By:	/s/ Robert A. Abel	March 18, 2019
Robert A. Abel, Director

By:	/s/ Steven T. Boyer	March 18, 2019
Steven T. Boyer, Director

By:	/s/ Kimberly J. Brumbaugh	March 18, 2019
Kimberly J. Brumbaugh, Director

By:	/s/ Matthew G. DeSoto	March 18, 2019
Matthew G. DeSoto, Director

By:	/s/ Joel L. Frank	March 18, 2019
Joel L. Frank, Director

By:	/s/ Robert C. Grubic	March 18, 2019
Robert C. Grubic, Director

By:	/s/ Gregory M. Kerwin	March 18, 2019
Gregory M. Kerwin, Director

By:	/s/ Donald F. Kiefer	March 18, 2019
Donald F. Kiefer, Director

By:	/s/ Robert E. Klinger	March 18, 2019
Robert E. Klinger, Director

By:	/s/ Robert J. Moisey	March 18, 2019
Robert J. Moisey, Director

By:	/s/ Theodore W. Mowery	March 18, 2019
Theodore W. Mowery, Director

MID PENN BANCORP, INC.

By:	/s/ John E. Noone	March 18, 2019
John E. Noone, Director

By:	/s/ Alan P. Novak, Esq.	March 18, 2019
Alan P. Novak, Esq., Director

By:	/s/ Noble C. Quandel, Jr.	March 18, 2019
Noble C. Quandel, Jr., Director

By:	/s/ Patrick M. Smith	March 18, 2019
Patrick M. Smith, Director

By:	/s/ David E. Sparks	March 18, 2019
David E. Sparks, Director

By:	/s/ William A. Specht, III	March 18, 2019
William A. Specht, Director