Form 10-Q
period 2019-03-31
MID PENN BANCORP INC
filed 2019-05-08
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13677

MID PENN BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1666413
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

349 Union Street Millersburg, Pennsylvania	17061
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 1.866.642.7736

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	MPB	The NASDAQ Stock Market LLC

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

As of May 8, 2019, the registrant had 8,462,431 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary.

2

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$35,573	$24,600
Interest-bearing balances with other financial institutions	5,049	4,572
Federal funds sold	46,346	10,893
Total cash and cash equivalents	86,968	40,065

Investment securities available for sale, at fair value	101,532	111,923
Investment securities held to maturity, at amortized cost (fair value $163,723 and $166,582)	162,791	168,370
Loans held for sale	4,050	1,702
Loans and leases, net of unearned interest	1,646,686	1,624,067
Less: Allowance for loan and lease losses	(8,502)	(8,397)
Net loans and leases	1,638,184	1,615,670

Bank premises and equipment, net	23,881	25,303
Bank premises and equipment held for sale	1,274	—
Operating lease right of use asset	11,249	—
Finance lease right of use asset	3,582	—
Cash surrender value of life insurance	16,769	16,691
Restricted investment in bank stocks	5,933	6,646
Accrued interest receivable	8,527	8,244
Deferred income taxes	4,018	4,696
Goodwill	62,840	62,840
Core deposit and other intangibles, net	6,825	7,221
Foreclosed assets held for sale	350	1,017
Other assets	9,044	7,593
Total Assets	$2,147,817	$2,077,981

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$290,902	$269,870
Interest-bearing demand	397,959	384,834
Money Market	414,503	375,648
Savings	195,226	209,345
Time	485,590	486,329
Total Deposits	1,784,180	1,726,026

Short-term borrowings	35,000	43,100
Long-term debt	51,585	48,024
Subordinated debt	27,076	27,082
Operating lease liability	12,428	—
Accrued interest payable	2,921	2,262
Other liabilities	7,190	8,278
Total Liabilities	1,920,380	1,854,772

Shareholders' Equity:
Common stock, par value $1.00; authorized 10,000,000 shares; 8,462,431 and 8,459,918
shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	8,462	8,460
Additional paid-in capital	177,704	177,565
Retained earnings	41,842	39,562
Accumulated other comprehensive loss	(571)	(2,378)
Total Shareholders’ Equity	227,437	223,209
Total Liabilities and Shareholders' Equity	$2,147,817	$2,077,981

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$21,078	$11,337
Interest on interest-bearing balances	30	9
Interest on federal funds sold	68	168
Interest and dividends on investment securities:
U.S. Treasury and government agencies	893	752
State and political subdivision obligations, tax-exempt	619	542
Other securities	178	172
Total Interest Income	22,866	12,980
INTEREST EXPENSE
Interest on deposits	4,586	1,780
Interest on short-term borrowings	232	12
Interest on long-term and subordinated debt	742	310
Total Interest Expense	5,560	2,102
Net Interest Income	17,306	10,878
PROVISION FOR LOAN AND LEASE LOSSES	125	125
Net Interest Income After Provision for Loan and Lease Losses	17,181	10,753
NONINTEREST INCOME
Income from fiduciary activities	359	240
Service charges on deposits	217	203
ATM debit card interchange income	334	265
Mortgage banking income	437	156
Net gain on sales of SBA loans	202	257
Merchant services income	85	78
Earnings from cash surrender value of life insurance	78	64
Net gain on sales of investment securities	7	98
Other income	330	286
Total Noninterest Income	2,049	1,647
NONINTEREST EXPENSE
Salaries and employee benefits	7,759	5,064
Occupancy expense, net	1,401	797
Equipment expense	627	408
Pennsylvania bank shares tax expense	136	171
FDIC Assessment	359	228
Legal and professional fees	422	224
Marketing and advertising expense	179	189
Software licensing and utilization	848	685
Telephone expense	154	147
(Gain) loss on sale or write-down of foreclosed assets	(4)	2
Intangible amortization	363	248
Merger and acquisition expense	—	1,694
Other expenses	2,059	1,326
Total Noninterest Expense	14,303	11,183
INCOME BEFORE PROVISION FOR INCOME TAXES	4,927	1,217
Provision for income taxes	850	213
NET INCOME	$4,077	$1,004

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.48	$0.17
Cash Dividends Paid	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018

Net income	$4,077	$1,004

Other comprehensive income (loss):

Unrealized income (losses) arising during the period on available-for-sale
securities, net of income taxes of $483 and ($475), respectively	1,819	(1,788)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($1) and ($20), respectively (a)	(6)	(78)

Change in defined benefit plans, net of income taxes of ($2) and ($1), respectively (b)	(6)	(1)

Total other comprehensive income (loss)	1,807	(1,867)

Total comprehensive income (loss)	$5,884	$(863)

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)

The change in defined benefit plans includes several components of net periodic benefit costs, including service costs, interest costs, expected return on plan assets, amortization of prior service costs, and amortization of net gain or loss.  Please reference Note 12 – Defined Benefit Plans, for the classification of these components on Consolidated Statements of Income.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2019 and 2018

(Dollars in thousands)				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2019	$8,460	$177,565	$39,562	$(2,378)	$223,209
Impact of adoption of new accounting standard (a)	—	—	316	—	316
Balance at January 1, 2019, adjusted	8,460	177,565	39,878	(2,378)	223,525
Net income	—	—	4,077	—	4,077
Total other comprehensive income, net of taxes	—	—	—	1,807	1,807
Common stock dividends declared	—	—	(2,113)	—	(2,113)
Employee Stock Purchase Plan (1,152 shares)	1	27	—	—	28
Director Stock Purchase Plan (1,361 shares)	1	32	—	—	33
Restricted stock activity	—	80	—	—	80
Balance, March 31, 2019	$8,462	$177,704	$41,842	$(571)	$227,437

Balance, January 1, 2018	$4,242	$40,970	$32,565	$(2,074)	$75,703
Impact of adoption of new accounting standard (b)	—	—	(44)	35	(9)
Balance at January 1, 2018, adjusted	4,242	40,970	32,521	(2,039)	75,694
Net income	—	—	1,004	—	1,004
Total other comprehensive loss, net of taxes	—	—	—	(1,867)	(1,867)
Common stock issued to Scottdale shareholders (1,878,827 shares) (c)	1,879	62,302	—	—	64,181
Employee Stock Purchase Plan (736 shares)	1	23	—	—	24
Director Stock Purchase Plan (938 shares)	1	29	—	—	30
Restricted stock activity	—	58	—	—	58
Balance, March 31, 2018	$6,123	$103,382	$33,525	$(3,906)	$139,124

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-02. See Note 15 to the consolidated financial statements for more information.
(b)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 2 to the consolidated financial statements for more information.
(c)	Shares issued on January 8, 2018 as a result of the acquisition of The Scottdale Bank & Trust Company (“Scottdale”). See Note 4 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net Income	$4,077	$1,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	125	125
Depreciation	700	423
Amortization of intangibles	363	248
Net amortization of security discounts/premiums	193	199
Amortization of operating lease right of use assets	411	—
Amortization of finance lease right of use asset	15	—
Gain on sales of investment securities	(7)	(98)
Earnings on cash surrender value of life insurance	(78)	(64)
Mortgage loans originated for sale	(10,857)	(10,152)
Proceeds from sales of mortgage loans originated for sale	8,946	10,000
Gain on sale of mortgage loans	(437)	(156)
SBA loans originated for sale	(3,360)	(3,114)
Proceeds from sales of SBA loans originated for sale	3,562	3,371
Gain on sale of SBA loans	(202)	(257)
Loss on write-down or disposal of property, plant, and equipment	105	—
(Gain) loss on sale or write-down of foreclosed assets	(4)	2
Stock compensation expense	80	58
Deferred income tax expense (benefit)	190	(826)
(Increase) decrease in accrued interest receivable	(283)	474
Increase in other assets	(1,418)	(52)
Increase in accrued interest payable	659	261
Net change in operating lease liability	(438)	—
Increase in other liabilities	434	1,437
Net Cash Provided By Operating Activities	2,776	2,883

Investing Activities:
Proceeds from the sale of available-for-sale securities	12,499	97,218
Proceeds from the maturity or call of available-for-sale securities	1,592	5,806
Purchases of available-for-sale securities	(1,481)	(20,708)
Proceeds from the maturity or call of held-to-maturity securities	5,469	2,346
Purchases of held-to-maturity securities	—	(32,396)
Net cash received from acquisitions	—	65,025
Redemptions of restricted investment in bank stock	713	1,722
Net increase in loans and leases	(22,686)	(26,814)
Purchases of bank premises and equipment	(657)	(2,774)
Proceeds from the sale of foreclosed assets	718	154
Net Cash (Used In) Provided By Investing Activities	(3,833)	89,579

Financing Activities:
Net increase (decrease) in deposits	58,154	(21,126)
Net decrease in short-term borrowings	(8,100)	(34,611)
Common stock dividends paid	(2,113)	(1,060)
Employee Stock Purchase Plan	28	24
Director Stock Purchase Plan	33	30
Long-term debt repayment	(42)	(58)
Net Cash Provided By (Used In) Financing Activities	47,960	(56,801)

Net increase in cash and cash equivalents	46,903	35,661
Cash and cash equivalents, beginning of period	40,065	23,514
Cash and cash equivalents, end of period	$86,968	$59,175

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,901	$1,825
Cash paid for income taxes	—	—

Supplemental Noncash Disclosures:
Initial recognition of operating lease right of use assets	$11,661	$—
Initial recognition of operating lease liabilities	12,866	—
Initial recognition of finance lease right of use asset	3,597	—
Initial recognition of finance lease liability	3,597	—
Common stock issued to Scottdale shareholders	—	1,879
Assets transfers to bank premises and equipment held for sale	1,274	—
Loan transfers to foreclosed assets held for sale	47	701

Assets, Liabilities, and Equity in Connection with Merger (a):

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
Assets Acquired:
Securities	$—	$114,039
Loans	—	70,686
Restricted stock	—	97
Property and equipment	—	1,496
Foreclosed assets	—	11
Deferred income taxes	—	621
Accrued interest receivable	—	989
Core deposit intangible	—	4,940
Cash surrender value of life insurance	—	—
Other assets	—	266
	$—	$193,145

Liabilities Assumed:
Deposits	$—	$209,981
Borrowings	—	—
Accrued interest payable	—	16
Other liabilities	—	2,602
	$—	$212,599

(a)	The three months ended March 31, 2018 reflect the impact of the acquisition of The Scottdale Bank and Trust Company, effective January 8, 2018. Please reference Note 3 for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Company”) and its wholly-owned subsidiary, Mid Penn Bank (the “Bank”). All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the March 31, 2018 and December 31, 2018 balances have been reclassified, when, and if necessary, to conform to the 2019 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The comparability of the financial condition and results of operations as of and for the three months ended March 31, 2019 and 2018, in general, have been materially impacted by the acquisitions of First Priority Financial Corp. (“First Priority”) on July 31, 2018 and the acquisition of The Scottdale Bank & Trust Company (“Scottdale”) on January 8, 2018. Refer to Note 3, Acquisition of First Priority Financial Corp,. and Note 4, Acquisition of The Scottdale Bank & Trust Company, for additional information.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.

(2)Summary of Significant Accounting Policies

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

MID PENN BANCORP, INC.

Equity Securities

As a result of the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, Mid Penn reports its equity securities with readily determinable fair values at fair value within other assets on the balance sheet, with realized and unrealized gains and losses reported in other expense on the income statement. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss, net of tax.  The adoption of ASU 2016-01 on January 1, 2018 resulted in net unrealized losses of $44,000 being reclassified out of accumulated other comprehensive loss and into retained earnings as reflected on the Consolidated Statement of Changes in Shareholders’ Equity for the period ended March 31, 2018.

As of March 31, 2019 and December 31, 2018 Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $498,000 and $492,000, respectively.  No equity securities were sold during the three months ended March 31, 2019 or 2018.

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

Commercial and Industrial Loans

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

Commercial Real Estate and Commercial Real Estate – Construction Loans

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

Residential Mortgage Loans

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

Consumer Loans, Including Home Equity Credits

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

MID PENN BANCORP, INC.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $135,000 at March 31, 2019 and $159,000 at December 31, 2018.

The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of either bankruptcy or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in relevant analyses and a narrative accompanying the allowance for loan loss calculation.

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

MID PENN BANCORP, INC.

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans classified as substandard nonaccrual, doubtful, having probable loss will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans determined to be impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charging off a residential mortgage loan begins when a loan becomes delinquent for 90 days and is not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of either bankruptcy or if there is an amount deemed uncollectible.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

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

It is Mid Penn’s policy to obtain updated third party collateral valuations on all impaired loans secured by real estate as soon as practically possible following the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation, Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until such time Mid Penn is in receipt of the updated valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

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

For impaired loans with no valuation allowance required, the independent third party market valuations on the subject property obtained by Mid Penn as soon as practically possible following the credit being placed on nonaccrual status sometimes indicates that the loan-to-value ratio is sufficient to obviate the need for a specific allocation in spite of significant deterioration in real estate values in Mid Penn’s primary market area.  These circumstances are determined on a case by case analysis of the impaired loans.

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

The allowance calculation methodology includes segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss.  Loans criticized as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses.  Any loans not classified as noted above are rated pass.

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

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  These loans are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows will require Mid Penn to evaluate the need for an additional allowance.  Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which Mid Penn will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

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

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if Mid Penn expects to fully collect the new carrying value (i.e. fair value) of the loans.  As such, Mid Penn may no longer consider the loan to be nonaccrual or nonperforming at the date of acquisition and may accrue interest on these loans, including the impact of any accretable discount.  In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less the selling costs at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less estimated costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of March 31, 2019, Mid Penn had $350,000 of residential real estate held in other real estate owned and $213,000 in loans for which formal foreclosure proceedings were in process.  As of December 31, 2018, Mid Penn had $844,000 of residential real estate held in other real estate owned and $211,000 in loans for which formal foreclosure proceedings were in process.

Leases

Mid Penn leases certain premises and equipment and, as of January 1, 2019 for all leases in effect upon adoption of Accounting Standards Update 2016-02, “Leases” (Topic 842) as well as any leases commencing thereafter, Mid Penn has recognized a right-of-use asset and a related lease liability for each distinct lease agreement.  The lease right-of-use asset consists of the amount of the initial measurement of the lease liability, adjusted for (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and (ii) any initial direct costs incurred by the lessee (defined as costs of a lease that would not have been incurred had the lease not been executed).  The related lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, all lease liability amounts were calculated using Mid Penn’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

MID PENN BANCORP, INC.

Operating lease expense, recognized as a component of occupancy expense on the Consolidated Statements of Income, consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.  Operating lease expense also includes variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.  Finance lease expense consists of the amortization of the right-of-use asset, recognized as a component of occupancy expense on the Consolidated Statements of Income, and interest expense on the lease liability, which is recorded as a component of other interest expense on the Consolidated Statements of Income.

In assessing whether a contract contains a lease, Mid Penn reviews third-party agreements to determine if the contract conveys the right to control the use of identified property, plant, or equipment (defined as an identified asset by Topic 842) for a period of time in exchange for consideration, and grants Mid Penn the right to both (i) obtain substantially all of the economic benefits from the identified asset’s use, and (ii) direct the use of the identified asset throughout the term of the agreement.

Upon identification that a lease agreement exists, Mid Penn performs an assessment of the consideration to be paid related to the identified asset and quantifies both the (i) lease components, consisting of consideration paid to transfer a good or service to Mid Penn, and (ii) non-lease components, consisting of consideration paid for distinct elements of the contract that are not related to securing the use of the leased asset, such as property taxes, common area maintenance, utilities, and insurance.  Mid Penn has made an accounting policy election to segregate lease and non-lease components in the determination of lease consideration used in the calculation of the right-of-use asset and liability for leases of property.

Many of Mid Penn’s lease agreements include options to extend or renew contracts subsequent to the expiration of the initial lease term.  These renewal and extension options were not included in the calculation of the right-of-use assets and lease liabilities as Mid Penn is not reasonably certain that these renewals and extensions will be utilized.  Additionally, for leases that contain escalation clauses related to consumer or other price indices, Mid Penn includes the known lease payment amount as of the commencement date in the calculation of right-of-use assets and related lease liabilities. Subsequent increases in rental payments over the known amount at the commencement date due to increase in the indices will be expensed as incurred.

None of Mid Penn’s lease agreements include residual value guarantees or material variable lease payments.  Mid Penn does not have material restrictions or covenants imposed by leases that would impact Mid Penn’s ability to pay dividends or cause Mid Penn to incur additional financial obligations.

Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $222,000 at March 31, 2019, and $233,000 at December 31, 2018, net of amortization, using the straight-line method.  The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

During the second quarter of 2018, Mid Penn entered into a commitment to purchase an additional limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and will be amortized over a ten year period once the facilities become operational and begin to be occupied.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018.  The total investment in the limited partnership was $2,744,000 and $1,710,000 on March 31, 2019 and December 31, 2018, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $6,544,000 and $6,893,000 at March 31, 2019 and December 31, 2018, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $348,000 and $245,000 for the three months ended March 31, 2019 and 2018, respectively.  The core deposit intangible for each respective acquisition (Phoenix in March 2015; Scottdale in January 2018; and First Priority in July 2018) is being amortized over a ten-year period starting at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.

MID PENN BANCORP, INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was the same at both March 31, 2019 and December 31, 2018, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent evaluation, which was performed as of October 31, 2018 using a qualitative analysis.  Changes in economic and operating conditions could result in goodwill impairment in future periods.

Revenue from Contracts with Customers

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

On January 1, 2018, Mid Penn adopted FASB ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU establishes principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods and services to customers.  Topic 606 applies primarily to transactional-based non-interest income revenue streams and excludes mortgage banking income, earnings from cash surrender value of life insurance, and gains on SBA loans.

Mid Penn’s non-interest income revenue streams of income from fiduciary activities, service charges on deposits, ATM debit card interchange income, merchant service fees and certain components of other income are within the scope of Topic 606 and are discussed in greater detail below.

Income from Fiduciary Activities

Income from fiduciary activities consist of investment management fee income, brokerage transaction fee income, and estate fee income.  Investment management fee income consists of advisory fees that are typically based on market values of clients’ managed portfolios and transaction fees for fiduciary services performed, both of which are recognized as earned.  Brokerage transaction fee income includes advisory fees which are recognized as earned on a monthly basis and transaction fees that are recognized when transactions occur.  Payment is typically received in the following month.  Estate fee income is recognized as services are performed over the service period, generally eighteen months.

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

ATM Debit Card Interchange Income

ATM debit card interchange income consists interchange fees earned when Mid Penn’s debit cards are processed through card payments networks.  The interchange fee is calculated as a percentage of the total electronic funds transfer (EFT) transaction plus a per-transaction fee, which varies based on the type of card used, the method used to process the EFT transaction, and the type of business at which the transaction was processed.  Revenue is recognized daily as transactions occur and interchange fees are subsequently processed.  Payment for most interchange activity is received daily, while some fees are aggregated and payment is received in the following month.

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

MID PENN BANCORP, INC.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income.  Mid Penn also recognizes other comprehensive income (loss) from an unfunded noncontributory defined benefit Plan for directors and other postretirement benefit plans covering full-time employees.  These plans utilize assumptions and methods to calculate the fair value of plan assets and Mid Penn recognizes the overfunded and underfunded status of the plans on its consolidated balance sheet.  Gains and losses, prior service costs and credits are recognized in other comprehensive income (loss), net of tax, until they are amortized, or immediately upon curtailment.

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Loss
Balance - March 31, 2019	$(1,429)	$858	$(571)

Balance - December 31, 2018	$(3,242)	$864	$(2,378)

Earnings Per Common Share

Earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented.  The following data show the amounts used in computing earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2019	2018
Net income	$4,077	$1,004

Weighted average common shares outstanding	8,460,002	5,974,949

Basic and diluted earnings per common share	$0.48	$0.17

Weighted average shares outstanding increased for the three months ended March 31, 2019 when compared to the same periods in 2018 primarily as a result of the issuance of 2,320,800 shares of Mid Penn common stock on July 31, 2018 in connection with the First Priority acquisition.  There were no dilutive securities impacting the calculation of earnings per share for the periods ended March 31, 2019 and 2018.

MID PENN BANCORP, INC.

(3)	Acquisition of First Priority Financial Corp.

On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. (“First Priority”), through the merger of First Priority with and into Mid Penn.   In connection with this acquisition, First Priority’s wholly-owned bank subsidiary was merged with and into Mid Penn Bank.

Pursuant to the merger agreement between Mid Penn and First Priority, the common shareholders of First Priority received 0.3481 shares of Mid Penn common stock for each share of First Priority common stock owned.  Additionally, outstanding options to purchase First Priority common stock at the time of the merger were converted into the right to receive cash at a per-option value of $11.07 less the applicable exercise price, without interest.  As a result of the acquisition, Mid Penn’s fulfillment of the merger consideration requirements resulted in (i) the issuance of 2,320,800 shares of Mid Penn common stock with an acquisition date fair value of approximately $76,122,000 based on the closing stock price of Mid Penn’s common stock of $32.80 on July 31, 2018, (ii) the payment $3,801,000 related to cashing out the First Priority stock options, (iii) cash paid of $6,000 in lieu of fractional shares, and (iv) the issuance of 3,404 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D totaling $3,404,000 in replacement of similarly valued preferred shares previously issued by First Priority. Aggregately, the combined fair value of total consideration paid by Mid Penn to acquire First Priority was $79,929,000.

The assets and liabilities of First Priority were recorded on the consolidated balance sheet of the Company at their estimated fair value as of July 31, 2018, and their impact on the results of operations have been included in the consolidated income statement of the Company since such date.  First Priority has been fully integrated into Mid Penn; therefore, the amount of revenue and earnings of First Priority included in the consolidated income statement since the acquisition date is impracticable to provide.

The acquisition of First Priority resulted in the recognition and recording of intangible assets including $39,744,000 of goodwill, a core deposit intangible of $2,832,000, and a trade name intangible of $205,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.

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

MID PENN BANCORP, INC.

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill up to one year after the merger date for information that becomes available during this post-merger period that reflects circumstances at the date of merger. The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed in the First Priority transaction that management believes are final; however, these values could be adjusted under ASC 805 until July 31, 2019.

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

In general, factors contributing to goodwill recognized as a result of the First Priority acquisition include expected cost savings from combined operations, opportunities to expand into several new markets, and growth and profitability potential from the repositioning of certain investments into higher-yielding loans.  The goodwill acquired as a result of the First Priority acquisition is not tax deductible.

The fair value of the financial assets acquired included loans receivable with a net amortized cost basis of $511,623,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(Dollars in thousands)

Gross amortized cost basis at July 31, 2018	$521,644
Market rate adjustment	(3,023)
Credit fair value adjustment on pools of homogeneous loans	(6,742)
Credit fair value adjustment on impaired loans	(256)
Fair value of purchased loans at July 31, 2018	$511,623

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

MID PENN BANCORP, INC.

The following table presents pro forma information as if the merger between Mid Penn and First Priority had been completed on January 1, 2018.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with First Priority at the beginning of 2018.  The supplemental pro forma earnings for 2018 exclude $420,000 of merger related costs related to the First Priority acquisition, of which $284,000 was not deductible for federal income tax purposes. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)
March 31,
2018
Net interest income after loan loss provision	$15,420
Noninterest income	1,811
Noninterest expense	14,530
Net income	2,278
Net income per common share	0.27

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

The assets and liabilities of Scottdale were recorded on the consolidated balance sheet of the Company at their estimated fair value as of January 8, 2018, and their impact on the results of operations have been included in the consolidated income statement of the Company since such date.  Scottdale has been fully integrated into Mid Penn; therefore, the amount of revenue and earnings of Scottdale included in the consolidated income statement since the acquisition date is impracticable to provide.

The acquisition of Scottdale resulted in the recognition and recording of intangible assets including goodwill of $19,178,000 and a core deposit intangible of $4,940,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.

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

The following table presents pro forma measures as if the merger between Mid Penn Bank and Scottdale had been completed on January 1, 2018.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn Bank merged with Scottdale at the beginning of 2018.  The supplemental pro forma earnings for the three months ended March 31, 2018 exclude both (i) adjustments to estimate the eight day impact of Scottdale due to immateriality and impracticality and (ii) $1,273,000 of merger- related costs incurred during the first quarter of 2018 related to the Scottdale acquisition, of which $143,000 was not deductible for federal income tax purposes.  Merger-related costs during the first quarter of 2018 included approximately $518,000 of severance and retention bonus expenses. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)
March 31,
2018
Net interest income after loan loss provision	$10,753
Noninterest income	1,647
Noninterest expense	9,910
Net income	2,054
Net income per common share	0.34

MID PENN BANCORP, INC.

(5)	Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at March 31, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$40,086	$—	$906	$39,180
Mortgage-backed U.S. government agencies	34,323	22	500	33,845
State and political subdivision obligations	25,198	12	454	24,756
Corporate debt securities	3,734	29	12	3,751
Total available-for-sale debt securities	103,341	63	1,872	101,532
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	14,495	18	83	14,430
Mortgage-backed U.S. government agencies	62,872	206	663	62,415
State and political subdivision obligations	83,889	1,545	73	85,361
Corporate debt securities	1,535	—	18	1,517
Total held-to-maturity debt securities	162,791	1,769	837	163,723
Total	$266,132	$1,832	$2,709	$265,255

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$43,270	$10	$1,708	$41,572
Mortgage-backed U.S. government agencies	39,865	—	1,016	38,849
State and political subdivision obligations	30,642	11	1,397	29,256
Corporate debt securities	2,250	—	4	2,246
Total available-for-sale debt securities	116,027	21	4,125	111,923
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	16,985	14	143	16,856
Mortgage-backed U.S. government agencies	65,812	46	1,310	64,548
State and political subdivision obligations	84,034	457	842	83,649
Corporate debt securities	1,539	—	10	1,529
Total held-to-maturity debt securities	168,370	517	2,305	166,582
Total	$284,397	$538	$6,430	$278,505

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note 9, Fair Value Measurement, for more information on the fair value of investment securities.

Investment securities having a fair value of $222,079,000 at March 31, 2019 and $214,239,000 at December 31, 2018 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2019	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	21	$39,180	$906	21	$39,180	$906
Mortgage-backed U.S. government agencies	1	1,846	2	21	24,885	498	22	26,731	500
State and political subdivision obligations	0	—	—	44	21,637	454	44	21,637	454
Corporate debt securities	2	2,470	12	0	—	—	2	2,470	12
Total temporarily impaired available-for-sale debt securities	3	4,316	14	86	85,702	1,858	89	90,018	1,872

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	3	$8,903	$83	3	$8,903	$83
Mortgage-backed U.S. government agencies	0	—	—	35	41,088	663	35	41,088	663
State and political subdivision obligations	1	555	5	36	14,175	68	37	14,730	73
Corporate debt securities	1	1,517	18	0	—	—	1	1,517	18
Total temporarily impaired held-to-maturity debt securities	2	$2,072	$23	74	$64,166	$814	76	$66,238	$837
Total	5	$6,388	$37	160	$149,868	$2,672	165	$156,256	$2,709

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2018	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	21	$38,386	$1,708	21	$38,386	$1,708
Mortgage-backed U.S. government agencies	11	16,740	163	19	22,093	853	30	38,833	1,016
State and political subdivision obligations	3	1,751	23	51	24,520	1,374	54	26,271	1,397
Corporate debt securities	2	1,996	4	0	—	—	2	1,996	4
Total temporarily impaired available-for-sale securities	16	$20,487	$190	91	$84,999	$3,935	107	$105,486	$4,125

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	1	$1,985	$10	3	$8,852	$133	4	$10,837	$143
Mortgage-backed U.S. government agencies	10	16,165	79	35	42,431	1,231	45	58,596	1,310
State and political subdivision obligations	26	11,321	111	77	29,460	731	103	40,781	842
Corporate debt securities	1	1,529	10	0	—	—	1	1,529	10
Total temporarily impaired held to maturity securities	38	$31,000	$210	115	$80,743	$2,095	153	$111,743	$2,305
Total	54	$51,487	$400	206	$165,742	$6,030	260	$217,229	$6,430

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis.  At both March 31, 2019 and December 31, 2018, the majority of available-for-sale securities and held-to-maturity securities in an unrealized loss position were obligations of state and political subdivisions, U.S. Treasury and agency securities, and mortgage-backed U.S. government agencies.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of March 31, 2019,  December 31, 2018, or March 31, 2018, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to relate to changes in interest rates, and not erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2019 and 2018 are shown in the table below.

(Dollars in thousands)	Three Months Ended March 31,

	2019	2018
Realized gains	$26	$100
Realized losses	(19)	(2)
Net gains	$7	$98

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of March 31, 2019.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
March 31, 2019	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$3,992	$3,970
Due after 1 year but within 5 years	19,983	19,680	14,475	14,486
Due after 5 years but within 10 years	43,742	42,912	81,452	82,852
Due after 10 years	5,293	5,095	-	-
	69,018	67,687	99,919	101,308

Mortgage-backed securities	34,323	33,845	62,872	62,415
	$103,341	$101,532	$162,791	$163,723

(6)	Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by the pass rating (net of deferred fees and costs of $554,000 as of March 31, 2019 and $475,000 as of December 31, 2018), and the loans classified as special mention and substandard within Mid Penn’s internal risk rating system as of March 31, 2019 and December 31, 2018, are as follows:

(Dollars in thousands)		Special
March 31, 2019	Pass	Mention	Substandard	Total
Commercial and industrial	$272,760	$2,748	$10,258	$285,766
Commercial real estate	857,190	2,713	8,595	868,498
Commercial real estate - construction	161,606	—	407	162,013
Lease financing	—	—	—	—
Residential mortgage	250,010	145	2,300	252,455
Home equity	68,354	—	82	68,436
Consumer	9,518	—	—	9,518
	$1,619,438	$5,606	$21,642	$1,646,686

(Dollars in thousands)		Special
December 31, 2018	Pass	Mention	Substandard	Total
Commercial and industrial	$276,690	$2,769	$7,059	$286,518
Commercial real estate	850,150	2,432	8,787	861,369
Commercial real estate - construction	141,806	—	367	142,173
Lease financing	53	—	—	53
Residential mortgage	251,151	147	2,245	253,543
Home equity	70,004	—	92	70,096
Consumer	10,315	—	—	10,315
	$1,600,169	$5,348	$18,550	$1,624,067

Mid Penn had no loans classified as doubtful as of March 31, 2019 and December 31, 2018.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	1,995	2,342	—	2,007	2,276	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	905	951	—	657	811	—
Home equity	29	55	—	30	106	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$29	$29	$—	$28	$28	$—
Commercial real estate	1,588	1,588	—	1,563	1,563	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	1,211	1,211	—	1,208	1,208	—
Home equity	4	4	—	4	4	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$205	$205	$205	$4,527	$4,635	$500
Commercial real estate	832	832	243	721	721	204
Commercial real estate - construction	367	370	38	367	370	38
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$234	$234	$205	$4,555	$4,663	$500
Commercial real estate	4,415	4,762	243	4,291	4,560	204
Commercial real estate - construction	367	370	38	367	370	38
Lease financing	—	—	—	—	—	—
Residential mortgage	2,116	2,162	—	1,865	2,019	—
Home equity	33	59	—	34	110	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended
	March 31, 2019		March 31, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,001	—	3,506	—
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	858	7	714	—
Home equity	30	—	222	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$29	$—	$17	$—
Commercial real estate	1,575	—	936	—
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	1,214	—	443	—
Home equity	4	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$2,366	$3	$4,404	$—
Commercial real estate	776	—	1,406	—
Commercial real estate - construction	367	—	487	—
Lease financing	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$2,395	$3	$4,421	$—
Commercial real estate	4,352	—	5,848	—
Commercial real estate - construction	367	—	487	—
Lease financing	—	—	—	—
Residential mortgage	2,072	7	1,157	—
Home equity	34	—	222	—
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of March 31, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Commercial and industrial	$234	$4,555
Commercial real estate	4,415	4,291
Commercial real estate - construction	407	367
Residential mortgage	1,565	1,502
Home equity	34	34
	$6,655	$10,749

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2019 and December 31, 2018 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
March 31, 2019	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$2	$1	$207	$210	$285,527	$285,737	$2
Commercial real estate	273	1,769	523	2,565	864,345	866,910	—
Commercial real estate - construction	—	—	407	407	161,606	162,013	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	244	8	339	591	250,653	251,244	—
Home equity	82	—	25	107	68,325	68,432	—
Consumer	76	23	—	99	9,419	9,518	—
Loans acquired with credit deterioration:
Commercial and industrial	24	—	5	29	—	29	—
Commercial real estate	—	—	1,558	1,558	30	1,588	—
Commercial real estate - construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	27	—	974	1,001	210	1,211	—
Home equity	—	—	4	4	—	4	—
Consumer	—	—	—	—	—	—	—
Total	$728	$1,801	$4,042	$6,571	$1,640,115	$1,646,686	$2

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2018	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$17	$—	$4,527	$4,544	$281,946	$286,490	$—
Commercial real estate	685	—	458	1,143	858,663	859,806	—
Commercial real estate - construction	—	—	367	367	141,806	142,173	—
Lease financing	—	—	—	—	53	53	—
Residential mortgage	461	—	277	738	251,597	252,335	—
Home equity	166	22	25	213	69,879	70,092	—
Consumer	57	5	—	62	10,253	10,315	—
Loans acquired with credit deterioration:
Commercial and industrial	23	5	—	28	—	28	—
Commercial real estate	29	—	1,534	1,563	—	1,563	—
Commercial real estate - construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	19	57	913	989	219	1,208	—
Home equity	—	—	4	4	—	4	—
Consumer	—	—	—	—	—	—	—
Total	$1,457	$89	$8,105	$9,651	$1,614,416	$1,624,067	$—

MID PENN BANCORP, INC.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, March 31, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2019	$2,391	$4,703	$75	$—	$453	$528	$7	$240	$8,397
Charge-offs	—	(11)	(20)	—	—	—	(10)	—	(41)
Recoveries	1	18	—	—	—	—	2	—	21
Provisions	51	321	26	—	24	(78)	7	(226)	125
Ending balance,
March 31, 2019	2,443	5,031	81	—	477	450	6	14	8,502
Individually evaluated for impairment	205	243	38	—	—	—	—	—	486
Ending balance:
collectively evaluated for impairment	$2,238	$4,788	$43	$—	$477	$450	$6	$14	$8,016

Loans receivables:
Ending balance	$285,766	$868,498	$162,013	$—	$252,455	$68,436	$9,518	$—	$1,646,686
Ending balance: individually evaluated for impairment	205	2,827	367	—	905	29	—	—	4,333
Ending balance: acquired with credit deterioration	29	1,588	—	—	1,211	4	—	—	2,832
Ending balance: collectively evaluated for impairment	$285,532	$864,083	$161,646	$—	$250,339	$68,403	$9,518	$—	$1,639,521

(Dollars in thousands)
December 31, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,391	$4,703	$75	$—	$453	$528	$7	$240	$8,397
Ending balance: individually evaluated for impairment	500	204	38	—	—	—	—	—	742
Ending balance: collectively evaluated for impairment	$1,891	$4,499	$37	$—	$453	$528	$7	$240	$7,655

Loans receivable:
Ending balance	$286,518	$861,369	$142,173	$53	$253,543	$70,096	$10,315	$—	$1,624,067
Ending balance: individually evaluated for impairment	4,527	2,728	367	—	811	30	—	—	8,463
Ending balance: acquired with credit deterioration	28	1,563	—	—	1,208	4	—	—	2,803
Ending balance: collectively evaluated for impairment	$281,963	$857,078	$141,806	$53	$251,524	$70,062	$10,315	$—	$1,612,801

MID PENN BANCORP, INC.

(Dollars in thousands)
As of, and for the three months ended, March 31, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2018	$1,795	$4,435	$178	$—	$428	$423	$3	$344	$7,606
Charge-offs	—	—	—	—	(2)	(76)	(6)	—	(84)
Recoveries	—	17	—	—	—	—	2	—	19
Provisions	182	201	5	—	26	44	5	(338)	125
Ending balance,
March 31, 2018	1,977	4,653	183	—	452	391	4	6	7,666
Individually evaluated for impairment	265	281	93	—	—	—	—	—	639
Ending balance:
collectively evaluated for impairment	$1,712	$4,372	$90	$—	$452	$391	$4	$6	$7,027

Loans receivables:
Ending balance	$198,783	$560,776	$73,756	$194	$123,693	$45,165	$4,771	$—	$1,007,138
Ending balance: individually evaluated for impairment	4,374	4,977	487	—	669	183	—	—	10,690
Ending balance: acquired with credit deterioration	23	1,443	—	—	689	—	—	—	2,155
Ending balance: collectively evaluated for impairment	$194,386	$554,356	$73,269	$194	$122,335	$44,982	$4,771	$—	$994,293

The recorded investments in troubled debt restructured loans at March 31, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2019	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	$2,940	$2,841	$2,184
Residential mortgage	677	675	509
Home equity	14	14	1
	$3,631	$3,530	$2,694

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2018	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,302
Commercial real estate	2,940	2,841	2,201
Residential mortgage	677	675	516
Home equity	14	14	1
	$7,741	$7,990	$7,020

Mid Penn entered into forbearance or modification agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and generally involve modifications from the original loan agreements including either a reduction in the amount of principal payments for certain or extended periods, interest rate reductions, and/or the intent for the loan to be repaid as collateral is sold.

MID PENN BANCORP, INC.

Mid Penn’s troubled debt restructured loans at March 31, 2019 totaled $2,694,000 and included four loans totaling $510,000 representing accruing impaired loans to unrelated borrowers in compliance with the terms of the modification, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $509,000 and one loan being an accruing impaired home equity loan of $1,000.  The remaining $2,184,000 of troubled debt restructurings was attributable to nine loans among four relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $1,161,000 of the total $2,184,000 in nonaccrual impaired troubled debt restructured loans.  The decrease in the troubled debt restructured loan balance when compared to the December 31, 2018 amount was due to the successful workout during the first quarter of 2019 of one nonaccrual troubled debt restructured loan totaling $4,302,000.

Mid Penn’s troubled debt restructured loans at December 31, 2018 totaled $7,020,000, and included four loans totaling $517,000 representing accruing impaired loans to unrelated borrowers in compliance with the terms of the modification, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $516,000 and one loan being an accruing impaired home equity loan of $1,000.  The remaining $6,503,000 of troubled debt restructurings were attributable to ten loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $5,463,000 of the total $6,503,000 in nonaccrual impaired troubled debt restructured loans.  As of December 31, 2018, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2018.

There were no troubled debt restructured loans added during the three months ended March 31, 2019 or 2018.  As a result of management evaluations at March 31, 2019, March 31, 2018, and December 31, 2018, any necessary specific allocations or charge-offs have been taken as appropriate. There were no charge-offs associated with existing troubled debt restructured loan relationships for the three months ended March 31, 2019 or 2018. There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three months ended March 31, 2019 and 2018.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix Bancorp, Inc. (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three months ended March 31, 2019 and 2018.

(Dollars in thousands)
	Three Months Ended March 31,
	2019	2018
Accretable yield, beginning of period	$309	$67
Acquisition of impaired loans	—	305
Accretable yield amortized to interest income	(55)	(36)
Accretable yield, end of period	$254	$336

(7)Bank Premises and Equipment Held For Sale

As of March 31, 2019, bank premises and equipment held for sale totaled $1,274,000 and consisted of the land and facility for one full service retail banking property. These assets were classified as held for sale due to both (i) Mid Penn’s intent to sell the existing retail office building and land and relocate the current full service branch to a nearby leased facility, (ii) satisfaction of all the criteria for held for sale presentation as stated in ASC 360, Property, Plant, and Equipment.  An impairment charge of $105,000 was recorded as of March 31, 2019, to adjust the carrying value of the property to reflect the lower of cost or market value. The impairment charge is included in other expenses on the Consolidated Statements of Income.  The Bank has executed an agreement to sell the property with settlement to occur prior to September 30, 2019.

(8)Leases

On January 1, 2019, Mid Penn adopted ASU No. 2016-02 “Leases” (Topic 842), and all subsequent ASUs that modified Topic 842, which primarily affected the accounting treatment for operating lease agreements in which Mid Penn is the lessee.  As of the January 1, 2019 adoption date, Mid Penn leased twenty-four branch locations under non-cancelable operating leases, which expire at various dates through the year ending December 31, 2035.  Three of Mid Penn’s operating leases are with related parties.  Subsequent to the adoption of Topic 842, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039.

In 2016, Mid Penn entered into two subleasing agreements with unrelated parties on one of its properties under an operating lease.  Both subleases included escalation clauses.  The first sublease agreement began on April 1, 2016, while the second sublease began on July 1, 2016.  One sublease was terminated during the first quarter of 2019 due to the bankruptcy of the tenant.  The remaining sublease ends on March 31, 2021.

MID PENN BANCORP, INC.

Operating and finance lease right-of-use assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long term debt.  Mid Penn has elected not to include short-term leases (i.e. leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of March 31, 2019.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of March 31, 2019.

(Dollars in thousands)	March 31, 2019
	Operating Leases	Finance Lease
Right of use asset	$11,249	$3,582
Lease liability	$12,428	$3,601
Weighted average remaining lease term (in years)	9.37	19.92
Weighted average discount rate	3.42%	3.81%

A summary of lease costs during the three months ended March 31, 2019 is presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Three months ended
March 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$15
Interest expense on lease liability	11
Total finance lease cost	26
Operating lease cost	515
Short-term lease cost	—
Variable lease cost	—
Sublease income	(5)
Total lease costs	$536

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$11
Operating cash flows from operating leases	542
Financing cash flows from finance leases	15

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	March 31, 2019
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$1,620	$152
After one but within two years	1,965	217
After two but within three years	1,603	217
After three but within four years	1,464	217
After four but within five years	1,245	217
After five years	6,691	4,244
Total undiscounted cash flows	14,588	5,264
Discount on cash flows	(2,160)	(1,663)
Total lease liability	$12,428	$3,601

MID PENN BANCORP, INC.

(9)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2019 or 2018.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$39,180	$—	$39,180	$—
Mortgage-backed U.S. government agencies	33,845	—	33,845	—
State and political subdivision obligations	24,756	—	24,756	—
Corporate debt securities	3,751	—	3,751	—
Other assets:
Equity securities	498	498	—	—
Total	$102,030	$498	$101,532	$—

MID PENN BANCORP, INC.

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$41,572	$—	$41,572	$—
Mortgage-backed U.S. government agencies	38,849	—	38,849	—
State and political subdivision obligations	29,256	—	29,256	—
Corporate debt securities	2,246	—	2,246	—
Other assets:
Equity securities	492	492	—	—
Total	$112,415	$492	$111,923	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,015	$—	$—	$1,015
Foreclosed Assets Held for Sale	168	—	—	168

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,935	$—	$—	$4,935
Foreclosed Assets Held for Sale	581	—	—	581

MID PENN BANCORP, INC.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$1,015	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	26% - 100%	36%
Foreclosed Assets Held for Sale	168	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	27% - 27%	27%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,935	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	6% - 51%	28%
Foreclosed Assets Held for Sale	581	Appraisal of collateral (a), (c)	Appraisal adjustments (b)	0% - 0%	0%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

MID PENN BANCORP, INC.

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2019 and December 31, 2018.

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$86,968	$86,968	$40,065	$40,065
Available-for-sale investment securities	101,532	101,532	111,923	111,923
Held-to-maturity investment securities	162,791	163,723	168,370	166,582
Equity securities	498	498	492	492
Loans held for sale	4,050	4,050	1,702	1,702
Net loans and leases	1,638,184	1,653,708	1,615,670	1,622,287
Restricted investment in bank stocks	5,933	5,933	6,646	6,646
Accrued interest receivable	8,527	8,527	8,244	8,244
Mortgage servicing rights	96	96	101	101

Financial liabilities:
Deposits	$1,784,180	$1,783,664	$1,726,026	$1,725,674
Short-term borrowings	35,000	35,000	43,100	43,100
Long-term debt (a)	47,984	48,813	48,024	44,585
Subordinated debt	27,076	25,092	27,082	24,881
Accrued interest payable	2,921	2,921	2,262	2,262

(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of March 31, 2019 and December 31, 2018.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2019 and December 31, 2018.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2019	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$162,791	$163,723	$—	$163,723	$—
Net loans and leases	1,638,184	1,653,708	—	—	1,653,708

Financial instruments - liabilities
Deposits	$1,784,180	$1,783,664	$—	$1,783,664	$—
Long-term debt (a)	47,984	48,813	—	48,813	—
Subordinated debt	27,076	25,092	—	25,092	—

MID PENN BANCORP, INC.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2018	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$168,370	$166,582	$—	$166,582	$—
Net loans and leases	1,615,670	1,622,287	—	—	1,622,287

Financial instruments - liabilities
Deposits	$1,726,026	$1,725,674	$—	$1,725,674	$—
Long-term debt	48,024	44,585	—	44,585	—
Subordinated debt	27,082	24,881	—	24,881	—

(a)	Long-term debt excludes finance lease obligations.

(10)	Guarantees, Commitments and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $19,758,000 and $20,839,000 of standby letters of credit outstanding as of March 31, 2019 and December 31, 2018, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of March 31, 2019 and December 31, 2018 for payment under standby letters of credit issued was not material.

Commitments

During the second quarter of 2018, Mid Penn entered into a commitment to purchase an additional limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and will be amortized over a ten year period once the facilities become operational and begin to be occupied.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018.  The total investment in the limited partnership was $2,744,000 and $1,710,000 on March 31, 2019 and December 31, 2018, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.

MID PENN BANCORP, INC.

Contingencies

In a letter dated January 24, 2019, notification was received from the FDIC indicating that Mid Penn was eligible for small bank assessment credits.  In general, banks that did not pay surcharges during the credit calculation period, defined as the third quarter of 2016 through the third quarter of 2018, are eligible for small bank assessment credits.  Small banks with total consolidated assets of less than $10 billion were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent.  Each individual bank’s credit share is calculated as the product of the apportioned share of credits to an individual eligible institution multiplied by the total aggregate credits, and the FDIC’s preliminary estimate of Mid Penn’s total assessment credit is $492,000. The small bank assessment credits are contingent on the reserve ratio reaching at least 1.38 percent, which had not occurred as of March 31, 2019.  The credit can only be applied against future assessments, is not refundable in cash, and cannot be sold.

(11)	Subordinated Debt

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  In accordance with purchase accounting principles, the First Priority Notes were assigned a fair value premium of $247,000, which is amortized through interest expense until the maturity date of November 30, 2025. The notes are intended to be treated as Tier 2 capital for regulatory reporting purposes.

The First Priority Notes agreements were entered into by First Priority, on November 13, 2015, with five accredited investors pursuant to which First Priority issued subordinated notes totaling $9,500,000. The First Priority Notes have a maturity date of November 30, 2025, and bear interest at a fixed rate of 7.00% per annum.  The Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value if called after five years but prior to the stated maturity date.

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

MID PENN BANCORP, INC.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $136,000 at March 31, 2019 and $143,000 at December 31, 2018.

(12)	Defined Benefit Plans

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

As a result of the acquisition of Scottdale, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn estimates that it will contribute $600,000 to the defined benefit pension plan in 2019.  A December 31 measurement date for the plan is used.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Service cost	$36	$9	$1	$1
Interest cost	65	9	4	4
Expected return on plan assets	(63)	—	—	—
Amortization (accretion) of prior service cost	—	4	(5)	(5)
Amortization of net (gain) or loss	(15)	—	(1)	—
Net periodic benefit expense (income)	$23	$22	$(1)	$—

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets, amortization (accretion) of prior service cost, and amortization of (gain) loss are reported as a component of other income.

(13)	Preferred Stock

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

The terms of the Mid Penn Preferred Stock were no less favorable than those of the First Priority Preferred Stock as in effect immediately prior to the Merger. Under the terms of the Mid Penn Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Mid Penn Preferred Stock, junior preferred shares, or other junior securities (including the common stock) unless all accrued and unpaid dividends on the Mid Penn Preferred Stock for all past dividend periods were paid in full. The Mid Penn Preferred Stock was redeemable at the option of Mid Penn, subject to the prior receipt of any requisite regulatory approval.

Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The dividend rate on the Mid Penn Preferred Stock was fixed at 9%.

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of the Mid Penn Preferred Stock at the $1,000 liquidation value.  The redemption of the $3,404,000 of the Mid Penn Preferred Stock was completed and final dividend payment made on December 14, 2018.  Accordingly, no preferred stock was outstanding at either December 31, 2018 or March 31, 2019, and no preferred stock dividends were paid during the first quarter of 2019.

MID PENN BANCORP, INC.

(14)	Restricted Common Stock

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

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of March 31, 2019, a total of 39,205 restricted shares were granted under the Plan, of which 2,346 shares were forfeited and available for reissuance, 16,633 shares were vested, and the remaining 20,226 shares were unvested. No shares were forfeited during the three months ended March 31, 2019 or 2018. The Plan shares granted and vested resulted in $80,000 in share-based compensation expense for the three months ended March 31, 2019, while $58,000 of share-based compensation expense was recorded for the three months ended March 31, 2018.

(15)	Recent Accounting Pronouncements

Accounting Standards Adopted in 2019

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

Mid Penn adopted this standard in the first quarter of 2019 using the option to apply the transition provisions of the new standard at the adoption date instead of the earliest period presented as provided in ASU 2018-11.  Additionally, Mid Penn elected to apply all practical expedients as provided in ASU 2016-02, with the exception of the hindsight practical expedient, which was not elected.  As a result of the adoption of this standard, effective January 1, 2019, Mid Penn recognized (i) an operating lease ROU asset of $11,661,000, (ii) an operating lease liability of $12,866,000, and (iii) an opening adjustment to retaining earnings of $316,000 to eliminate the remaining balance of the deferred sale/leaseback gain on two retail branch locations which had originally been recorded in 2016.  The operating lease liability represents the present value of future payments on twenty-four leased properties within the Mid Penn footprint as of the January 1, 2019 adoption date, while the ROU asset reflects the lease liability, adjusted for deferred/accrued rent balances and the balance of acquisition accounting fair value adjustments of the respective properties as of the adoption date of January 1, 2019.

Subsequent to the adoption of Topic 842, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019.  As of March 31, 2019, Mid Penn recognized (i) a finance lease ROU asset of $3,582,000 and (ii) a finance lease liability of $3,601,000 included in the reported amount of long-term debt.

The adoption of this standard is did not have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flow.  See Note 8 - Leases for more information.

In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements.” This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a

MID PENN BANCORP, INC.

significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 842 (such as the Company) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

Mid Penn currently issues restricted stock awards to nonemployee directors through the 2014 Restricted Stock Plan (the “Plan”) as more fully described in Note 14.  The single performance condition of the award is that the individual remain a director of Mid Penn through the duration of the vesting period.  Mid Penn adopted this standard on January 1, 2019 and the adoption of this ASU did not have a material impact on our consolidated financial statements as the compensation expense related to nonemployee equity awards is immaterial to Mid Penn’s overall financial condition.

Accounting Standards Pending Adoption

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

MID PENN BANCORP, INC.

Mid Penn is currently evaluating the details of this ASU and the impact the guidance will have on Mid Penn’s consolidated financial statements.  Mid Penn expects that it is possible that the ASU may result in an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities.  The amount of the change in the allowance for credit losses, if any, resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.  Mid Penn has selected a software vendor to support both the implementation of ASU 2016-13 and the ongoing compliance requirements.  We have provided our core data to the vendor and completed an assessment of the information to see what, if any, additional data elements may need to be collected to perform the calculation.  After all required data elements are collected and loaded into the software, Mid Penn plans to run one quarter of reports based on our current methodology to validate the data flow, and intends to run two quarters under the CECL methodology prior to the adoption of the standard on January 1, 2020.

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

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion of Consolidated Financial Condition as of March 31, 2019, compared to year-end 2018, and the Results of Operations for the three months ended March 31, 2019, compared to the same period in 2018.  For comparative purposes, the March 31, 2019 and December 31, 2018 balances have been reclassified, when, and if necessary, to conform to the 2019 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Caution About Forward-Looking Statements

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements.  Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2018 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Results of Operations

Overview

Net income available to common shareholders was $4,077,000 or $0.48 per common share, for the quarter ended March 31, 2019, compared to net income of $1,004,000 or $0.17 per common share for the quarter ended March 31, 2018.

Net income as a percent of (i) average assets (return on average assets, or “ROA”) and (ii) shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended March 31,
	2019	2018
Return on average assets	0.79%	0.30%
Return on average equity	7.35%	2.78%

The results for the three months ended March 31, 2018 were materially impacted by the acquisitions of Scottdale and First Priority. Please refer to Notes 3 and 4 to the consolidated financial statements under Item 1 for more information on Mid Penn’s completed acquisitions of Scottdale and First Priority.

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three months ended March 31, 2019 and 2018.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended March 31, 2019 and 2018.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	March 31, 2019				March 31, 2018
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$6,162	$30		1.97%	$3,792	$9		0.96%
Investment Securities:
Taxable	165,461	989		2.42%	153,515	838		2.21%
Tax-Exempt	107,718	784	(a)	2.95%	95,419	687	(a)	2.92%
Total Securities	273,179	1,773		2.63%	248,934	1,525		2.48%

Federal Funds Sold	11,294	68		2.44%	44,430	168		1.53%
Loans and Leases, Net	1,629,480	21,162	(b)	5.27%	977,832	11,397	(b)	4.73%
Restricted Investment in Bank Stocks	5,987	82		5.55%	2,924	86		11.93%
Total Earning Assets	1,926,102	23,115		4.87%	1,277,912	13,185		4.18%

Cash and Due from Banks	28,178				34,721
Other Assets	138,249				66,605
Total Assets	$2,092,529				$1,379,238

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$382,478	853		0.90%	$363,345	493		0.55%
Money Market	387,525	1,463		1.53%	255,095	494		0.79%
Savings	200,714	176		0.36%	168,363	75		0.18%
Time	487,567	2,094		1.74%	207,558	718		1.40%
Total Interest-bearing Deposits	1,458,284	4,586		1.28%	994,361	1,780		0.73%

Short-term Borrowings	34,491	232		2.73%	3,039	12		1.60%
Long-term Debt	48,125	354		2.98%	12,324	75		2.47%
Subordinated Debt	27,079	388		5.81%	17,334	235		5.50%
Total Interest-bearing Liabilities	1,567,979	5,560		1.44%	1,027,058	2,102		0.83%

Noninterest-bearing Demand	276,673				191,964
Other Liabilities	22,970				13,887
Shareholders' Equity	224,907				146,329
Total Liabilities & Shareholders' Equity	$2,092,529				$1,379,238

Net Interest Income (taxable equivalent basis)		$17,555				$11,083
Taxable Equivalent Adjustment		(249)				(205)
Net Interest Income		$17,306				$10,878

Total Yield on Earning Assets				4.87%				4.18%
Rate on Supporting Liabilities				1.44%				0.83%
Average Interest Spread				3.43%				3.35%
Net Interest Margin				3.70%				3.52%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $165,000 and $145,000 for the three months ended March 31, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at March 31, 2019 and 2018.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $84,000 and $60,000 for the three months ended March 31, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at March 31, 2019 and 2018.

MID PENN BANCORP, INC.

	Three months ended
	March 31, 2019 vs. 2018
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$6	$15	$21
Investment Securities:
Taxable	65	86	151
Tax-Exempt	89	8	97
Total Securities	154	94	248

Federal Funds Sold	(125)	25	(100)
Loans and Leases, Net	7,595	2,170	9,765
Restricted Investment Bank Stocks	90	(94)	(4)
Total Interest Income	7,720	2,210	9,930

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	26	334	360
Money Market	256	713	969
Savings	14	87	101
Time	969	407	1,376
Total Interest Bearing Deposits	1,265	1,541	2,806

Short-term Borrowings	124	96	220
Long-term Debt	218	61	279
Subordinated Debt	132	21	153
Total Interest Expense	1,739	1,719	3,458

NET INTEREST INCOME	$5,981	$491	$6,472

Taxable-equivalent net interest income was $17,555,000 for the three months ended March 31, 2019, an increase of $6,472,000 or 58 percent compared to the three months ended March 31, 2018.  Net interest income in the first quarter of 2019 was positively impacted by the loans and investment securities acquired during the First Priority transaction, and the full quarter impact of the loans and investment securities acquired in the Scottdale transaction.

For the three months ended March 31, 2019, Mid Penn’s tax-equivalent net interest margin was 3.70% compared to 3.52% for the three months ended March 31, 2018, as year-over-year increases in yields on interest-earning assets and growth in noninterest-bearing deposits more than offset the impact of both (i) the rising cost of both deposit and borrowed funds as a result of the FOMC rate increases in 2018, and (ii) the higher volume of wholesale funding sources, including the assumption of some higher-cost brokered time deposits and subordinated debt in the First Priority acquisition, and certain short-term borrowings added during the fourth quarter for 2018, to fund anticipated near-term loan growth, and to support liquidity and interest rate management.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first three months of 2019, and shifting collateral values from December 31, 2018 to March 31, 2019.

MID PENN BANCORP, INC.

Management performs a monthly evaluation of the adequacy of the loan and lease loss allowance, and based on these evaluations during the first quarter of 2019, a loan loss provision of $125,000 was recorded for both the three months ended March 31, 2019 and 2018.  The allowance for loan and lease losses as a percentage of total loans was 0.52% at both March 31, 2019 and December 31, 2018, and 0.76% at March 31, 2018. This ratio reflects the impact of the entire portfolio of First Priority loans being added after March 31, 2018 at fair value with no accompanying loan and lease loss allowance in accordance with purchase accounting GAAP.  For further discussion of factors affecting the provision for loan and lease losses, please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended March 31, 2019 noninterest income totaled $2,049,000, an increase of $402,000 or 24 percent, compared to noninterest income of $1,647,000 for the three months ended March 31, 2018.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
Income from fiduciary activities	$359	$240	$119	50%
ATM debit card interchange income	334	265	69	26%
Mortgage banking income	437	156	281	180%
Net gain on sales of SBA loans	202	257	(55)	-21%
Net gain on sales of investment securities	7	98	(91)	-93%
Other income	330	286	44	15%

Income from fiduciary activities was $359,000 for the three months ended March 31, 2019, an increase of $119,000 or 50 percent, compared to fiduciary income of $240,000 for the three months ended March 31, 2018. These additional revenues were attributed to continued growth in trust assets under management, and increased sales of retail investment products, as a result of successful business development efforts by Mid Penn’s trust and wealth management team.

ATM debit card interchange income was $334,000 for the three months ended March 31, 2019, an increase of $69,000 or over 26 percent compared to interchange income of $265,000 for the three months ended March 31, 2018. The increase resulted from both increasing card-based transaction volume, as well as new demand deposit accounts, including those acquired in the First Priority and Scottdale transactions in 2018.

Mortgage banking income was $437,000 for the three months ended March 31, 2019, an increase of $281,000 or 180 percent compared to the three months ended March 31, 2018. Longer-term mortgage interest rates have declined since March 31, 2018, resulting in a higher level of mortgage originations and sales during the first quarter of 2019 when compared to the same period in 2018.  Additionally, Mid Penn expanded its team of residential mortgage originators in southeastern Pennsylvania during the first quarter of 2019, contributing to the larger volume of mortgage loans originated and sold in the three months ended March 31, 2019.

Net gains on sales of SBA loans was $202,000 for the three months ended March 31, 2019, a decrease of $55,000 when compared to the same period in 2018.  Increased interest rates on SBA loans, and tighter market pricing on secondary market sales yields, resulted in lower levels of loan sales and related gains in the first quarter of 2019 versus the same period in the prior year.

Net gains on sales of securities were $7,000 for the three months ended March 31, 2019, a decrease of $91,000 compared to net gains on sales of securities of $98,000 for the three months ended March 31, 2018. During the first quarter of 2018, some investment securities acquired from Scottdale were subsequently sold at gains to ensure that the overall portfolio was in alignment with Mid Penn’s investment management objectives.  The volume of investment sales, and realized gains, were much less in the first quarter of 2019.

Other income was $330,000 for the three months ended March 31, 2019, an increase of $44,000 compared to other income of $286,000 for the three months ended March 31, 2018.  The increase in other income was primarily driven by increases in wire transfer fees and other service fees.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2019 totaled $14,303,000, an increase of $3,120,000 or 28 percent compared to noninterest expenses of $11,183,000 for the three months ended March 31, 2018.  The significant increase in noninterest expense was driven by continued franchise expansion which occurred in the twelve months following March 31, 2018, including the acquisition of First Priority in July 2018, and efforts to drive organic loan growth and fee-based activities, particularly the expansion of Mid Penn’s mortgage banking division in the southeastern Pennsylvania market.

MID PENN BANCORP, INC.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2019 versus the corresponding period in 2018:

(Dollars in Thousands)	Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
Salaries and employee benefits	$7,759	$5,064	$2,695	53%
Occupancy expense, net	1,401	797	604	76%
Equipment expense	627	408	219	54%
Pennsylvania bank shares tax expense	136	171	(35)	-20%
FDIC Assessment	359	228	131	57%
Legal and professional fees	422	224	198	88%
Software licensing and utilization	848	685	163	24%
Intangible amortization	363	248	115	46%
Merger and acquisition expense	—	1,694	(1,694)	-100%
Other expenses	2,059	1,326	733	55%

Salaries and employee benefits expenses were $7,759,000 during the three months ended March 31, 2019, an increase of $2,695,000 or 53 percent, versus the same period in 2018, with the increase primarily attributable to (i) the retail staff additions at the eight retail locations added through the First Priority acquisition, effective July 31, 2018, (ii) the back-office and loan originator staff additions as a result of the expansion of the mortgage banking division, and (iii) the addition of commercial lending and credit administration personnel and other staff additions in alignment with Mid Penn’s core banking growth.

Occupancy expenses increased $604,000 or 76 percent during the first three months of 2019 compared to the same period in 2018.  Similarly, equipment expense increased $219,000 or 54 percent during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  These increases were driven by (i) the facility operating costs and increased depreciation expense for building, furniture, and equipment associated with the addition of the acquired First Priority offices and the opening of the Pillow branch office in the second half of 2018, and (ii) depreciation and occupancy costs related to Mid Penn’s acquisition and renovation of certain administrative, operations, and training facilities in Dauphin County, Pennsylvania after March 31, 2018, to support recent and future expansion of the franchise.

Pennsylvania bank shares tax expense decreased $35,000, or over 20 percent, from $171,000 for the three months ended March 31, 2018 to $136,000 for the same period in 2019, primarily due to the timing of charitable donations made during the first quarter of 2019 which resulted in Pennsylvania bank shares tax credits.  Similar credits were not recognized during the three months ended March 31, 2018.

FDIC assessment expense was $359,000 for the three months ended March 31, 2019, an increase of $131,000 or 57 percent compared to $228,000 for the three months ended March 31, 2018.  The increase in assessment expense generally reflects the larger total asset profile upon which the assessment is based.

Legal and professional fees for the three months ended March 31, 2019 increased by $198,000 or 88 percent compared to the same period in 2018 due to increased third-party services for audit, information technology, and human resources services.

Software licensing and utilization costs were $848,000 during the three months ended March 31, 2019, an increase of $163,000 or 24 percent compared to $685,000 for the three months ended March 31, 2018. The increase is a result of additional costs to license (i) all of the First Priority locations, the new Pillow branch, and the expanded mortgage banking division, (ii) upgrades to internal systems to enhance data management and storage capabilities given the larger company profile, and (iii) increases in certain core processing fees as our customer base and transaction volume continue to grow.

Intangible amortization increased from $248,000 during the three months ended March 31, 2018 to $363,000 during the same period in 2019 due to the core deposit intangible asset added from the First Priority acquisition in July 2018 which, similar to other core deposit intangible assets previously recorded, is being amortized using the sum of the years’ digit method over a ten year period.

No merger expenses were recorded during the first quarter of 2019, while during the three months ended March 31, 2018, merger and acquisition expenses were $1,694,000 and included investment banking fees, merger-related legal and professional fees, severance costs, and information technology conversion/termination costs incurred in connection with the acquisitions of First Priority and Scottdale.

Other expenses were $2,059,000 during the three months ended March 31, 2019, an increase of $733,000 or 55 percent compared to other expense of $1,326,000 for the same period in 2018.  As the First Priority acquisition and organic growth have increased the organization’s geographic profile and employee base, several categories within other expense experienced increases, including insurance costs, charitable donations, stationary and supplies, printing, loan collection costs, and directors’ fees.

MID PENN BANCORP, INC.

Income Taxes

The provision for income taxes was $850,000 for the three months ended March 31, 2019 compared to $213,000 for the three months ended March 31, 2018.  The effective tax rate for the three months ended March 31, 2019 was 17.3 percent compared to 17.5 percent for the three months ended March 31, 2018.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and BOLI, as well as the impact of tax credits.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $2,147,817,000 as of March 31, 2019, reflecting an increase of $69,836,000 or 3 percent compared to total assets of $2,077,981,000 as of December 31, 2018.  Asset growth during the first quarter of 2019 was primarily attributable to (i) net organic loan growth, (ii) an increase in liquid assets primarily from demand deposit growth, and (iii) Mid Penn’s recording of operating and finance lease right of use assets as a result of its adoption of Accounting Standard Codification (ASC) 842 – Leases effective January 1, 2019, which requires adopting entities to record a right of use asset and related liability for leases of property or equipment.

Loans

Total loans at March 31, 2019 were $1,646,686,000 compared to $1,624,067,000 at December 31, 2018, an increase of $22,619,000 or over 1 percent since year-end 2018.  The majority of the growth was due to both commercial and industrial financing, and commercial real estate credits.

(Dollars in thousands)	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial and industrial	$285,766	17.4%	$286,518	17.6%
Commercial real estate	868,498	52.7%	861,369	53.0%
Commercial real estate - construction	162,013	9.8%	142,173	8.8%
Lease financing	—	0.0%	53	0.0%
Residential mortgage	252,455	15.3%	253,543	15.6%
Home equity	68,436	4.2%	70,096	4.3%
Consumer	9,518	0.6%	10,315	0.3%
	$1,646,686	100.0%	$1,624,067	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

For the three months ended March 31, 2019, Mid Penn had net charge-offs of $20,000 compared to net charge-offs of $65,000 during the same period of 2018. Loans charged off during the first three months of 2019 totaled $41,000 and included one commercial real estate (construction) loan for $20,000, one commercial real estate loan for $11,000, and $10,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the three months ended March 31, 2019 and 2018 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$8,397	$7,606

Loans charged off during period	(41)	(84)
Recoveries of loans previously charged off	21	19
Net charge-offs	(20)	(65)

Provision for loan and lease losses	125	125
Balance, end of period	$8,502	$7,666

Ratio of net loan charge-offs to average loans outstanding, annualized	0.01%	0.03%

Ratio of allowance for loan losses to net loans at end of period	0.52%	0.76%

MID PENN BANCORP, INC.

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

The following table presents the change in nonperforming asset categories as of March 31, 2019, December 31, 2018, and March 31, 2018.

(Dollars in thousands)
	March 31, 2019	December 31, 2018	March 31, 2018
Nonperforming Assets:
Nonaccrual loans	$6,655	$10,749	$12,333
Accruing troubled debt restructured loans	510	517	537
Total nonperforming loans	7,165	11,266	12,870

Foreclosed real estate	350	1,017	745
Total non-performing assets	7,515	12,283	13,615

Accruing loans 90 days or more past due	2	—	—
Total risk elements	$7,517	$12,283	$13,615

Nonperforming loans as a % of total
loans outstanding	0.44%	0.69%	1.28%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.46%	0.76%	1.35%

Ratio of allowance for loan losses
to nonperforming loans	118.66%	74.53%	59.56%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.  The decrease was primarily due to the successful workout and repayment of a nonaccrual commercial credit relationship totaling $4,302,000 during the first quarter of 2019.

One loan relationship, which accounts for $1,423,000 of the non-performing loan balance as of March 31, 2019, was comprised of four loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  As part of the workout process, the loans in this relationship were modified as a troubled debt restructured loans during 2017.  During the second quarter of 2018, certain commercial real estate collateral was sold resulting in the principal payoff of three loans within this loan relationship totaling $1,393,000.  Given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

The decrease in foreclosed real estate from $1,017,000 at December 31, 2018 to $350,000 at March 31, 2019 was primarily driven by the sale of four foreclosed real estate properties totaling $716,000 during the three months ended March 31, 2019.  The sales of these foreclosed real estate properties resulted in gains of $12,000 included in the reported balance of (gain) loss on sale or write-down of foreclosed assets on the Consolidated Statements of Income.

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

(Dollars in thousands)
	March 31, 2019	December 31, 2018
Period ending total loans outstanding	$1,646,686	$1,624,067
Allowance for loan and lease losses	8,502	8,397
Total Nonperforming loans	7,165	11,266
Nonperforming and impaired loans with partial charge-offs	354	333

Ratio of nonperforming loans with partial charge-offs
to total loans	0.02%	0.02%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	4.94%	2.96%

Coverage ratio net of nonperforming loans with
partial charge-offs	124.83%	76.80%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.52%	0.52%

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

Mid Penn had loans with an aggregate balance of $7,165,000 deemed impaired at March 31, 2019.  Excluding $2,832,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix Bancorp, Inc. (“Phoenix”) acquisition in 2015, and the Scottdale and First Priority acquisitions in 2018, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $4,333,000.  This pool of impaired loans was further broken down into a group of loans with an aggregate carrying balance of $1,404,000, for which specific allocations totaling $486,000 were included within the loan loss reserve for these loans.  The remaining $2,929,000 of loans required no specific allocation within the loan loss reserve.  Of the $4,333,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix, Scottdale, and First Priority acquisitions, $205,000 were commercial and industrial relationships, $2,827,000 were commercial real estate relationships, $905,000 were residential relationships, $367,000 were commercial real estate – construction relationships, and $29,000 were home equity relationships.  There were specific loan loss reserve allocations of $205,000 against the commercial and industrial relationships, $243,000 against the commercial real estate relationships, and $38,000 against the commercial real estate – construction relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

MID PENN BANCORP, INC.

While the allowance is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific or general components. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors. Changes from these various other uncertainties and considerations may impact the provisions charged to expense in future periods.

Management believes, based on information currently available, that the allowance of $8,502,000 is adequate as of March 31, 2019 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first three months of 2019 were from the $58,154,000 net increase in deposits and $12,499,000 proceeds from the sale of available-for-sale securities.

Major uses of cash in the first three months of 2019 were $22,686,000 to fund portfolio loan growth (primarily commercial loans), and $10,857,000 to fund mortgage loans originated for sale.

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

Subordinated Debt

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  In accordance with purchase accounting principles, the First Priority Notes were assigned a fair value premium of $247,000 which is being amortized through interest expense until the maturity date of November 30, 2025. The notes are intended to be treated as Tier 2 capital for regulatory reporting purposes.

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

MID PENN BANCORP, INC.

Implementation of the deductions and other adjustments to common equity Tier 1 capital began on January 1, 2016 and were phased-in over a three-year period.  The final rules called for the following minimum capital requirements to be considered “well-capitalized” (which include the impact of the capital conservation buffer that was effective January 1, 2016):

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

Shareholders’ equity increased by $4,228,000 or over 1 percent from $223,209,000 as of December 31, 2018 to $227,437,000 as of March 31, 2019. The increase in shareholders’ equity reflects both (i) the growth in retained earnings through year-to-date net income available to common shareholders, net of dividends paid in the first quarter of 2019, and (ii) the year-to-date increase, on an after-tax basis, in the market value of the available-for-sale investment portfolio given the continued flattening middle-section and long-end of the treasury yield curve (as the FOMC indicated a pause in future rate hikes).  Regulatory capital ratios for both Mid Penn and its banking subsidiary continued to exceed regulatory “well-capitalized” levels at both March 31, 2019 and 2018.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At March 31, 2019, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2019 and December 31, 2018:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required (a):		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of March 31, 2019:
Tier 1 Capital (to Average Assets)	$157,210	7.8%	$81,010	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	157,210	9.9%	110,907	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	157,210	9.9%	134,673	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	192,923	12.2%	166,361	10.5%	N/A	N/A

Mid Penn Bank
As of March 31, 2019:
Tier 1 Capital (to Average Assets)	$173,672	8.6%	$80,999	4.0%	$101,248	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	173,672	11.0%	110,887	7.0%	102,967	6.5%
Tier 1 Capital (to Risk Weighted Assets)	173,672	11.0%	134,649	8.5%	126,728	8.0%
Total Capital (to Risk Weighted Assets)	191,809	12.1%	166,331	10.5%	158,410	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2018:
Tier 1 Capital (to Average Assets)	$155,662	8.0%	$77,499	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	98,977	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	122,265	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	191,300	12.3%	153,317	9.875%	N/A	N/A

Mid Penn Bank
As of December 31, 2018:
Tier 1 Capital (to Average Assets)	$171,776	8.9%	$77,230	4.000%	$96,537	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	98,963	6.375%	100,903	6.5%
Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	122,248	7.875%	124,189	8.0%
Total Capital (to Risk Weighted Assets)	180,332	11.6%	153,295	9.875%	155,236	10.0%

(a) The minimum amounts and ratios as of March 31, 2019 include the fourth year phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.  At December 31, 2018, the minimum amounts and ratios included the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At March 31, 2019, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

March 31, 2019			December 31, 2018
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	8.30%	≥ -20%	300	8.09%	≥ -20%
200	5.51%	≥ -15%	200	5.38%	≥ -15%
100	2.74%	≥ -10%	100	2.66%	≥ -10%
0			0
(100)	-2.55%	≥ -10%	(100)	-2.01%	≥ -10%
(200)	-4.43%	≥ -15%	(200)	-3.49%	≥ -15%
(300)	-7.36%	≥ -20%	(300)	-6.43%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2019, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

During the three months ended March 31, 2019, there were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, to determine if there were material changes applicable to the three months ended March 31, 2019.  There are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 8, 2019

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Senior Executive Vice President and Chief Financial Officer

Date:	May 8, 2019