Form 10-Q
period 2019-06-30
MID PENN BANCORP INC
filed 2019-08-07
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, the registrant had 8,475,815 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$33,177	$24,600
Interest-bearing balances with other financial institutions	4,623	4,572
Federal funds sold	10,345	10,893
Total cash and cash equivalents	48,145	40,065

Investment securities available for sale, at fair value	83,404	111,923
Investment securities held to maturity, at amortized cost (fair value $162,863 and $166,582)	160,182	168,370
Loans held for sale, at fair value	8,139	1,702
Loans and leases, net of unearned interest	1,688,173	1,624,067
Less: Allowance for loan and lease losses	(8,771)	(8,397)
Net loans and leases	1,679,402	1,615,670

Bank premises and equipment, net	23,583	25,303
Bank premises and equipment held for sale	1,274	—
Operating lease right of use asset	10,834	—
Finance lease right of use asset	3,537	—
Cash surrender value of life insurance	16,725	16,691
Restricted investment in bank stocks	6,480	6,646
Accrued interest receivable	8,883	8,244
Deferred income taxes	3,917	4,696
Goodwill	62,840	62,840
Core deposit and other intangibles, net	6,464	7,221
Foreclosed assets held for sale	390	1,017
Other assets	11,923	7,593
Total Assets	$2,136,122	$2,077,981

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$287,183	$269,870
Interest-bearing demand	404,651	384,834
Money Market	451,667	375,648
Savings	183,019	209,345
Time	451,881	486,329
Total Deposits	1,778,401	1,726,026

Short-term borrowings	13,000	43,100
Long-term debt	65,035	48,024
Subordinated debt	27,070	27,082
Operating lease liability	11,983	—
Accrued interest payable	2,696	2,262
Other liabilities	6,675	8,278
Total Liabilities	1,904,860	1,854,772

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; 8,465,178 shares issued and outstanding at June 30, 2019; 10,000,000 shares authorized, 8,459,918 shares issued and outstanding at December 31, 2018	8,465	8,460
Additional paid-in capital	177,850	177,565
Retained earnings	44,721	39,562
Accumulated other comprehensive income (loss)	226	(2,378)
Total Shareholders’ Equity	231,262	223,209
Total Liabilities and Shareholders' Equity	$2,136,122	$2,077,981

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$22,214	$12,073	$43,292	$23,410
Interest on interest-bearing balances	27	17	57	26
Interest on federal funds sold	130	153	198	321
Interest and dividends on investment securities:
U.S. Treasury and government agencies	839	884	1,732	1,636
State and political subdivision obligations, tax-exempt	584	517	1,203	1,059
Other securities	204	76	382	248
Total Interest Income	23,998	13,720	46,864	26,700
INTEREST EXPENSE
Interest on deposits	5,276	1,997	9,862	3,777
Interest on short-term borrowings	157	—	389	12
Interest on long-term and subordinated debt	795	309	1,537	619
Total Interest Expense	6,228	2,306	11,788	4,408
Net Interest Income	17,770	11,414	35,076	22,292
PROVISION FOR LOAN AND LEASE LOSSES	465	—	590	125
Net Interest Income After Provision for Loan and Lease Losses	17,305	11,414	34,486	22,167
NONINTEREST INCOME
Income from fiduciary activities	347	286	706	526
Service charges on deposits	218	222	435	425
ATM debit card interchange income	380	326	714	591
Mortgage banking income	1,077	205	1,514	361
Net gain on sales of SBA loans	233	152	435	409
Merchant services income	104	93	189	171
Earnings from cash surrender value of life insurance	79	65	157	129
Net gain on sales of investment securities	17	4	24	102
Other income	419	560	749	846
Total Noninterest Income	2,874	1,913	4,923	3,560
NONINTEREST EXPENSE
Salaries and employee benefits	7,786	4,832	15,545	9,896
Occupancy expense, net	1,344	870	2,745	1,667
Equipment expense	658	544	1,285	952
Pennsylvania bank shares tax expense	245	171	381	342
FDIC Assessment	314	93	673	321
Legal and professional fees	471	256	893	480
Marketing and advertising expense	226	230	405	419
Software licensing and utilization	1,111	861	2,132	1,684
Telephone expense	161	156	315	303
Loss on sale or write-down of foreclosed assets	18	1	14	3
Intangible amortization	360	248	723	496
Merger and acquisition expense	—	222	—	1,916
Other expenses	2,102	1,612	3,988	2,800
Total Noninterest Expense	14,796	10,096	29,099	21,279
INCOME BEFORE PROVISION FOR INCOME TAXES	5,383	3,231	10,310	4,448
Provision for income taxes	980	452	1,830	665
NET INCOME	$4,403	$2,779	$8,480	$3,783

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.52	$0.45	$1.00	$0.63
Cash Dividends Paid	$0.18	$0.15	$0.43	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,
	2019	2018

Net income	$4,403	$2,779

Other comprehensive income (loss):

Unrealized income (losses) arising during the period on available-for-sale
securities, net of income taxes of $313 and ($98), respectively	1,179	(368)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($4) and ($1), respectively (a)	(14)	(3)

Change in defined benefit plans, net of income taxes of ($90) and $357, respectively (b)	(339)	1,343

Reclassification adjustment for settlement gains on benefit plans, net of income taxes
of ($8) and ($80), respectively (c)	(29)	(300)

Total other comprehensive income	797	672

Total comprehensive income	$5,200	$3,451

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018

Net income	$8,480	$3,783

Other comprehensive income (loss):

Unrealized income (losses) arising during the period on available-for-sale
securities, net of income taxes of $796 and ($564), respectively	2,998	(2,156)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($5) and $(21), respectively (a)	(19)	(81)

Change in defined benefit plans, net of income tax impact of ($91) and $357, respectively (b)	(346)	1,342

Reclassification adjustment for settlement gains on benefit plans, net of income taxes
of ($8) and ($80), respectively (c)	(29)	(300)

Total other comprehensive income (loss)	2,604	(1,195)

Total comprehensive income	$11,084	$2,588

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
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

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2019 and 2018

(Dollars in thousands)				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	$8,460	$177,565	$39,562	$(2,378)	$223,209
Impact of adoption of new accounting standard (a)	—	—	316	—	316
Balance at January 1, 2019, adjusted	8,460	177,565	39,878	(2,378)	223,525
Net income	—	—	4,077	—	4,077
Total other comprehensive income, net of taxes	—	—	—	1,807	1,807
Common stock dividends declared	—	—	(2,113)	—	(2,113)
Employee Stock Purchase Plan (1,152 shares)	1	27	—	—	28
Director Stock Purchase Plan (1,361 shares)	1	32	—	—	33
Restricted stock activity	—	80	—	—	80
Balance, March 31, 2019	$8,462	$177,704	$41,842	$(571)	$227,437

Net income	—	—	4,403	—	4,403
Total other comprehensive income, net of taxes	—	—	—	797	797
Common stock dividends declared	—	—	(1,524)	—	(1,524)
Employee Stock Purchase Plan (1,411 shares)	2	34	—	—	36
Director Stock Purchase Plan (1,336 shares)	1	32	—	—	33
Restricted stock activity	—	80	—	—	80
Balance, June 30, 2019	$8,465	$177,850	$44,721	$226	$231,262

Balance, January 1, 2018	$4,242	$40,970	$32,565	$(2,074)	$75,703
Impact of adoption of new accounting standard (b)	—	—	(44)	35	(9)
Balance at January 1, 2018, adjusted	4,242	40,970	32,521	(2,039)	75,694
Net income	—	—	1,004	—	1,004
Total other comprehensive loss, net of taxes	—	—	—	(1,867)	(1,867)
Common stock issued to Scottdale shareholders (1,878,827 shares) (c)	1,879	62,302	—	—	64,181
Employee Stock Purchase Plan (736 shares)	1	23	—	—	24
Director Stock Purchase Plan (938 shares)	1	29	—	—	30
Common stock dividends declared	—	—	—	—	—
Restricted stock activity	—	58	—	—	58
Balance, March 31, 2018	$6,123	$103,382	$33,525	$(3,906)	$139,124

Net income	—	—	2,779	—	2,779
Total other comprehensive income, net of taxes	—	—	—	672	672
Employee Stock Purchase Plan (919 shares)	1	31	—	—	32
Director Stock Purchase Plan (881 shares)	1	30	—	—	31
Common stock dividends declared	—	—	(918)	—	(918)
Restricted stock activity	—	55	—	—	55
Balance, June 30, 2018	$6,125	$103,498	$35,386	$(3,234)	$141,775

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-02. See Note 15 to the consolidated financial statements for more information.
(b)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 2 to the consolidated financial statements for more information.
(c)	Shares issued on January 8, 2018 as a result of the acquisition of The Scottdale Bank & Trust Company (“Scottdale”). See Note 4 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net Income	$8,480	$3,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	590	125
Depreciation	1,398	1,000
Amortization of intangibles	723	496
Net amortization of security discounts/premiums	196	451
Amortization of operating lease right of use assets	826	—
Amortization of finance lease right of use asset	60	—
Gain on sales of investment securities	(24)	(102)
Earnings on cash surrender value of life insurance	(174)	(129)
Mortgage loans originated for sale	(65,989)	(22,596)
Proceeds from sales of mortgage loans originated for sale	61,066	22,812
Gain on sale of mortgage loans	(1,514)	(361)
SBA loans originated for sale	(7,109)	(5,056)
Proceeds from sales of SBA loans originated for sale	7,544	5,465
Gain on sale of SBA loans	(435)	(409)
Loss on write-down or disposal of property, plant, and equipment	163	64
Loss on sale or write-down of foreclosed assets	14	3
Stock compensation expense	160	113
Deferred income tax (benefit) expense	(388)	1,981
(Increase) decrease in accrued interest receivable	(639)	181
Increase in other assets	(4,296)	(1,242)
Increase in accrued interest payable	434	525
Net change in operating lease liability	(883)	—
Decrease in other liabilities	(81)	(2,186)
Net Cash Provided By Operating Activities	122	4,918

Investing Activities:
Proceeds from the sale of available-for-sale securities	40,455	102,816
Proceeds from the maturity or call of available-for-sale securities	3,436	5,654
Purchases of available-for-sale securities	(11,556)	(21,533)
Proceeds from the maturity or call of held-to-maturity securities	10,968	11,625
Purchases of held-to-maturity securities	(2,997)	(57,850)
Net cash received from acquisitions	—	65,025
Redemptions of restricted investment in bank stock	166	1,716
Net increase in loans and leases	(64,616)	(55,732)
Proceeds from bank owned life insurance	140	—
Purchases of bank premises and equipment	(1,115)	(7,305)
Proceeds from the sale of foreclosed assets	907	169
Net Cash (Used In) Provided By Investing Activities	(24,212)	44,585

Financing Activities:
Net increase in deposits	52,375	2,969
Net decrease in short-term borrowings	(30,100)	(34,611)
Common stock dividends paid	(3,637)	(1,978)
Employee Stock Purchase Plan	63	56
Director Stock Purchase Plan	67	61
Net change in finance lease liability	(6)	—
Proceeds from the issuance of long-term debt	13,500	—
Long-term debt repayment	(92)	(107)
Net Cash Provided By (Used In) Financing Activities	32,170	(33,610)

Net increase in cash and cash equivalents	8,080	15,893
Cash and cash equivalents, beginning of period	40,065	23,514
Cash and cash equivalents, end of period	$48,145	$39,407

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,354	$3,867
Cash paid for income taxes	2,200	1,425

Supplemental Noncash Disclosures:
Initial recognition of operating lease right of use assets	$11,661	$—
Initial recognition of operating lease liabilities	12,866	—
Initial recognition of finance lease right of use asset	3,597	—
Initial recognition of finance lease liability	3,597	—
Common stock issued to Scottdale shareholders	—	1,879
Asset transferred to bank premises and equipment held for sale	1,274	—
Loans transferred to foreclosed assets held for sale	294	884

Assets, Liabilities, and Equity in Connection with Merger (a):

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Assets Acquired:
Securities	$—	$114,039
Loans	—	70,769
Restricted stock	—	97
Property and equipment	—	1,496
Foreclosed assets	—	11
Deferred income taxes	—	1,050
Accrued interest receivable	—	989
Core deposit intangible	—	4,940
Cash surrender value of life insurance	—	—
Other assets	—	266
	$—	$193,657

Liabilities Assumed:
Deposits	$—	$209,981
Borrowings	—	—
Accrued interest payable	—	16
Other liabilities	—	3,693
	$—	$213,690

(a)	The six months ended June 30, 2018 reflect the impact of the acquisition of The Scottdale Bank and Trust Company, effective January 8, 2018. Please reference Note 4 for more information.

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

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the June 30, 2018 and December 31, 2018 balances have been reclassified, when necessary, to conform to the 2019 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  Except for adjustments made related to the adoption of new accounting standards, in the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The comparability of the financial condition and results of operations as of and for the three and six months ended June 30, 2019 and 2018, in general, have been materially impacted by the acquisitions of First Priority Financial Corp. (“First Priority”) on July 31, 2018 and the acquisition of The Scottdale Bank & Trust Company (“Scottdale”) on January 8, 2018. Refer to Note 3, Acquisition of First Priority Financial Corp,. and Note 4, Acquisition of The Scottdale Bank & Trust Company, for additional information.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.

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

For available-for-sale debt securities, realized gains and losses on dispositions are based on the difference between net proceeds and the amortized cost of the securities sold, using the specific identification method.  Unrealized gains and losses on debt securities are based on the difference between the amortized cost and fair value of each security as of the respective reporting date. Unrealized gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through Mid Penn’s consolidated statement of income for the respective period.

ASC Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess, in addition to the credit condition of the underlying issuer, whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the Company will recover the cost basis of the investment.

In instances when a determination is made that other-than-temporary impairment exists but the Company does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

MID PENN BANCORP, INC.

Equity Securities

As a result of the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, Mid Penn reports its equity securities with readily determinable fair values at fair value within other assets on the balance sheet, with realized and unrealized gains and losses reported in other expense on the income statement. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income or loss, net of tax.  The adoption of ASU 2016-01 on January 1, 2018 resulted in net unrealized losses of $44,000 being reclassified out of accumulated other comprehensive loss and into retained earnings as reflected on the Consolidated Statement of Changes in Shareholders’ Equity for the period ended June 30, 2018.

As of June 30, 2019 and December 31, 2018, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $506,000 and $492,000, respectively.  No equity securities were sold during the three and six month periods ended June 30, 2019 or June 30, 2018.

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

The Bank underwrites residential mortgage loans to the standards established by the secondary mortgage market, i.e., Fannie Mae, Ginnie Mae, Freddie Mac, Federal Home Loan Bank, or Pennsylvania Housing Finance Agency standards, with the intention of selling the majority of residential mortgages originated into the secondary market.  In the event that the facts and circumstances surrounding a residential mortgage application do not meet the required underwriting conditions of the secondary mortgage market, the Bank will evaluate the failed conditions and evaluate the potential risk of holding the residential mortgage in the Bank’s portfolio rather than rejecting the loan request.  In the event that the loan is funded and held in the Bank’s portfolio, the interest rate on the residential mortgage would be increased to compensate for the added portfolio risk.

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

MID PENN BANCORP, INC.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $137,000 at June 30, 2019 and $159,000 at December 31, 2018.

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

Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less the selling costs at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less estimated costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of June 30, 2019, Mid Penn had $247,000 of residential real estate held in other real estate owned and $868,000 in loans for which formal foreclosure proceedings were in process.  As of December 31, 2018, Mid Penn had $844,000 of residential real estate held in other real estate owned and $211,000 in loans for which formal foreclosure proceedings were in process.

Leases

Mid Penn leases certain premises and equipment, and as of January 1, 2019 for all leases in effect upon adoption of Accounting Standards Update 2016-02, “Leases” (Topic 842) as well as any leases commencing thereafter, Mid Penn has recognized a right-of-use asset and a related lease liability for each distinct lease agreement.  The lease right-of-use asset consists of the amount of the initial measurement of the lease liability, adjusted for (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and (ii) any initial direct costs incurred by the lessee (defined as costs of a lease that would not have been incurred had the lease not been executed).  The related lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, all lease liability amounts were calculated using Mid Penn’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

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

Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $211,000 at June 30, 2019, and $233,000 at December 31, 2018, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

During the second quarter of 2018, Mid Penn entered into a commitment to purchase an additional limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and will be amortized over a ten year period once the facilities become operational and begin to be occupied.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018.  The total investment in this limited partnership was $4,356,000 and $1,710,000 on June 30, 2019 and December 31, 2018, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $6,198,000 and $6,893,000 at June 30, 2019 and December 31, 2018, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $695,000 and $488,000 for the six months ended June 30, 2019 and 2018, respectively.  The amount of amortization expense was $347,000 and $243,000 for the three months ended June 30, 2019 and 2018, respectively. The core deposit intangible for each respective acquisition (Phoenix in March 2015; Scottdale in January 2018; and First Priority in July 2018) is being amortized over a ten-year period starting at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.

MID PENN BANCORP, INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was the same at both June 30, 2019 and December 31, 2018, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent evaluation, which was performed as of October 31, 2018 using a qualitative analysis.  Changes in economic and operating conditions could result in goodwill impairment in future periods.

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

Income from Fiduciary Activities

Income from fiduciary activities consist of trust and investment management fee income, brokerage transaction fee income, and estate fee income.  Trust and investment management fee income consists of advisory fees that are typically based on market values of clients’ managed portfolios and transaction fees for fiduciary services performed, both of which are recognized as earned.  Brokerage transaction fee income includes advisory fees, which are recognized as earned on a monthly basis and transaction fees that are recognized when transactions occur.  Payment is typically received in the following month.  Estate fee income is recognized as services are performed over the service period, generally eighteen months.

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

Merchant Services Income

Merchant services income is processed through sthird party providers with whom Mid Penn has partnered to provide merchant services to its business customers.  Fees are charged to merchants to process their debit card transactions, cash advance services, and other related products.  Mid Penn receives a percentage of the revenue generated from each joint customer relationship after the respective third party provider has collected the fee income from the merchant.  Payment is primarily received in the following month.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance - June 30, 2019	$(263)	$489	$226

Balance - December 31, 2018	$(3,242)	$864	$(2,378)

Earnings Per Common Share

Earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented. The following data show the amounts used in computing earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,403	$2,779	$8,480	$3,783

Weighted average common shares outstanding	8,462,522	6,122,757	8,461,269	6,049,261

Basic and diluted earnings per common share	$0.52	$0.45	$1.00	$0.63

Weighted average shares outstanding increased for the three and six months ended June 30, 2019 when compared to the same periods in 2018 primarily as a result of the issuance of 2,320,800 shares of Mid Penn common stock on July 31, 2018 in connection with the First Priority acquisition.  There were no dilutive securities impacting the calculation of earnings per share for the periods ended June 30, 2019 and 2018.

MID PENN BANCORP, INC.

(3)	Acquisition of First Priority Financial Corp.

On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. (“First Priority”), through the merger of First Priority with and into Mid Penn.   In connection with this acquisition, First Priority’s wholly-owned bank subsidiary was merged with and into Mid Penn Bank.

Pursuant to the merger agreement between Mid Penn and First Priority, the common shareholders of First Priority received 0.3481 shares of Mid Penn common stock for each share of First Priority common stock owned.  Additionally, outstanding options to purchase First Priority common stock at the time of the merger were converted into the right to receive cash at a per-option value of $11.07 less the applicable exercise price, without interest.  As a result of the acquisition, Mid Penn’s fulfillment of the merger consideration requirements resulted in (i) the issuance of 2,320,800 shares of Mid Penn common stock with an acquisition date fair value of approximately $76,122,000 based on the closing stock price of Mid Penn’s common stock of $32.80 on July 31, 2018, (ii) the payment of $3,801,000 related to cashing out the First Priority stock options, (iii) cash paid of $6,000 in lieu of fractional shares, and (iv) the issuance of 3,404 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series D totaling $3,404,000 in replacement of similarly valued preferred shares previously issued by First Priority. Aggregately, the combined fair value of total consideration paid by Mid Penn to acquire First Priority was $79,929,000.

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

MID PENN BANCORP, INC.

The following table presents pro forma information as if the merger between Mid Penn and First Priority had been completed on January 1, 2018.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with First Priority at the beginning of 2018.  The supplemental pro forma earnings for 2018 exclude $654,000 of merger related costs related to the First Priority acquisition, of which $517,000 was not deductible for federal income tax purposes. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Net interest income after loan loss provision	$16,235	$31,655
Noninterest income	2,192	4,003
Noninterest expense	12,439	26,969
Net income	5,308	8,251
Net income per common share	0.63	0.99

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

The following table presents pro forma measures as if the merger between Mid Penn Bank and Scottdale had been completed on January 1, 2018.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn Bank merged with Scottdale at the beginning of 2018.  The supplemental pro forma earnings for the six months ended June 30, 2018 exclude both (i) adjustments to estimate the eight day impact of Scottdale due to immateriality and impracticality and (ii) $1,262,000 of merger- related costs incurred in 2018 related to the Scottdale acquisition, of which $173,000 was not deductible for federal income tax purposes.  Merger-related costs in 2018 included approximately $518,000 of severance and retention bonus expenses. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Net interest income after loan loss provision	$11,414	$22,167
Noninterest income	1,559	3,206
Noninterest expense	9,753	19,663
Net income	2,768	4,831
Net income per common share	0.45	0.79

MID PENN BANCORP, INC.

(5)	Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2019
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$44,699	$23	$196	$44,526
Mortgage-backed U.S. government agencies	21,530	15	187	21,358
State and political subdivision obligations	14,240	19	73	14,186
Corporate debt securities	3,269	65	—	3,334
Total available-for-sale debt securities	83,738	122	456	83,404
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	15,505	38	16	15,527
Mortgage-backed U.S. government agencies	59,377	441	206	59,612
State and political subdivision obligations	83,769	2,433	1	86,201
Corporate debt securities	1,531	1	9	1,523
Total held-to-maturity debt securities	160,182	2,913	232	162,863
Total	$243,920	$3,035	$688	$246,267

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$43,270	$10	$1,708	$41,572
Mortgage-backed U.S. government agencies	39,865	—	1,016	38,849
State and political subdivision obligations	30,642	11	1,397	29,256
Corporate debt securities	2,250	—	4	2,246
Total available-for-sale debt securities	116,027	21	4,125	111,923
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	16,985	14	143	16,856
Mortgage-backed U.S. government agencies	65,812	46	1,310	64,548
State and political subdivision obligations	84,034	457	842	83,649
Corporate debt securities	1,539	—	10	1,529
Total held-to-maturity debt securities	168,370	517	2,305	166,582
Total	$284,397	$538	$6,430	$278,505

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

Investment securities having a fair value of $114,113,000 at June 30, 2019 and $214,239,000 at December 31, 2018 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.  Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $141,225,000 as of June 30, 2019 and $36,850,000 as of December 31, 2018.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2019	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	2	$4,473	$19	15	$25,443	$177	17	$29,916	$196
Mortgage-backed U.S. government agencies	0	—	—	15	12,541	187	15	12,541	187
State and political subdivision obligations	0	—	—	16	8,518	73	16	8,518	73
Corporate debt securities	0	—	—	0	—	—	0	—	—
Total temporarily impaired available-for-sale debt securities	2	4,473	19	46	46,502	437	48	50,975	456

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	2	$6,002	$16	2	$6,002	$16
Mortgage-backed U.S. government agencies	0	—	—	29	32,464	206	29	32,464	206
State and political subdivision obligations	0	—	—	1	503	1	1	503	1
Corporate debt securities	1	1,522	9	0	—	—	1	1,522	9
Total temporarily impaired held-to-maturity debt securities	1	$1,522	$9	32	$38,969	$223	33	$40,491	$232
Total	3	$5,995	$28	78	$85,471	$660	81	$91,466	$688

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2018	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	21	$38,386	$1,708	21	$38,386	$1,708
Mortgage-backed U.S. government agencies	11	16,740	163	19	22,093	853	30	38,833	1,016
State and political subdivision obligations	3	1,751	23	51	24,520	1,374	54	26,271	1,397
Corporate debt securities	2	1,996	4	0	—	—	2	1,996	4
Total temporarily impaired available-for-sale securities	16	$20,487	$190	91	$84,999	$3,935	107	$105,486	$4,125

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	1	$1,985	$10	3	$8,852	$133	4	$10,837	$143
Mortgage-backed U.S. government agencies	10	16,165	79	35	42,431	1,231	45	58,596	1,310
State and political subdivision obligations	26	11,321	111	77	29,460	731	103	40,781	842
Corporate debt securities	1	1,529	10	0	—	—	1	1,529	10
Total temporarily impaired held to maturity securities	38	$31,000	$210	115	$80,743	$2,095	153	$111,743	$2,305
Total	54	$51,487	$400	206	$165,742	$6,030	260	$217,229	$6,430

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis.  At both June 30, 2019 and December 31, 2018, the majority of available-for-sale securities and held-to-maturity securities in an unrealized loss position were mortgage-backed U.S. government agencies, obligations of state and political subdivisions, and U.S. Treasury and agency securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of June 30, 2019,  December 31, 2018, or June 30, 2018, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2019 and 2018 are shown in the table below.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2019	2018	2019	2018
Realized gains	$43	$11	$69		$111
Realized losses	(26)	(7)	(45)		(9)
Net gains	$17	$4	$24	$	$102

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of June 30, 2019.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
June 30, 2019	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$4,983	$4,981
Due after 1 year but within 5 years	19,562	19,445	15,989	16,153
Due after 5 years but within 10 years	39,391	39,392	79,833	82,117
Due after 10 years	3,255	3,209	—	—
	62,208	62,046	100,805	103,251

Mortgage-backed securities	21,530	21,358	59,377	59,612
	$83,738	$83,404	$160,182	$162,863

(6)	Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by those rated as “pass” (net of deferred fees and costs of $898,000 as of June 30, 2019 and $647,000 as of December 31, 2018), and the loans classified as “special mention” and “substandard” within Mid Penn’s internal risk rating system as of June 30, 2019 and December 31, 2018, are as follows:

(Dollars in thousands)		Special
June 30, 2019	Pass	Mention	Substandard	Total
Commercial and industrial	$288,672	$2,845	$9,754	$301,271
Commercial real estate	871,633	2,672	9,012	883,317
Commercial real estate - construction	173,860	—	40	173,900
Lease financing	—	—	—	—
Residential mortgage	246,651	144	2,319	249,114
Home equity	70,373	—	69	70,442
Consumer	10,129	—	—	10,129
	$1,661,318	$5,661	$21,194	$1,688,173

(Dollars in thousands)		Special
December 31, 2018	Pass	Mention	Substandard	Total
Commercial and industrial	$276,690	$2,769	$7,059	$286,518
Commercial real estate	850,150	2,432	8,787	861,369
Commercial real estate - construction	141,806	—	367	142,173
Lease financing	53	—	—	53
Residential mortgage	251,151	147	2,245	253,543
Home equity	70,004	—	92	70,096
Consumer	10,315	—	—	10,315
	$1,600,169	$5,348	$18,550	$1,624,067

Mid Penn had no loans classified as doubtful as of June 30, 2019 and December 31, 2018.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,236	2,584	—	2,007	2,276	—
Commercial real estate - construction	40	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	897	991	—	657	811	—
Home equity	28	29	—	30	106	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$29	$29	$—	$28	$28	$—
Commercial real estate	1,616	1,616	—	1,563	1,563	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	1,234	1,234	—	1,208	1,208	—
Home equity	4	4	—	4	4	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$76	$281	$13	$4,527	$4,635	$500
Commercial real estate	509	509	243	721	721	204
Commercial real estate - construction	—	23	—	367	370	38
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$105	$310	$13	$4,555	$4,663	$500
Commercial real estate	4,361	4,709	243	4,291	4,560	204
Commercial real estate - construction	40	23	—	367	370	38
Lease financing	—	—	—	—	—	—
Residential mortgage	2,131	2,225	—	1,865	2,019	—
Home equity	32	33	—	34	110	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	June 30, 2019		June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,273	—	2,650	3
Commercial real estate - construction	40	—	—	—
Lease financing	—	—	—	—
Residential mortgage	880	7	699	7
Home equity	29	—	95	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$29	$—	$23	$—
Commercial real estate	1,602	—	1,455	7
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	1,222	—	639	—
Home equity	4	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$140	$—	$4,349	$—
Commercial real estate	513	—	1,029	—
Commercial real estate - construction	183	—	367	—
Lease financing	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$169	$—	$4,372	$—
Commercial real estate	4,388	—	5,134	10
Commercial real estate - construction	223	—	367	—
Lease financing	—	—	—	—
Residential mortgage	2,102	7	1,338	7
Home equity	33	—	95	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Six Months Ended
	June 30, 2019		June 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,289	—	2,306	3
Commercial real estate - construction	27	—	17	—
Lease financing	—	—	—	—
Residential mortgage	857	14	796	14
Home equity	29	—	208	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$29	$—	$20	$—
Commercial real estate	1,589	—	2,001	14
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	1,219	—	1,086	—
Home equity	4	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$1,603	$3	$3,519	$—
Commercial real estate	477	—	1,367	—
Commercial real estate - construction	245	—	366	—
Lease financing	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,632	$3	$3,539	$—
Commercial real estate	4,355	—	5,674	17
Commercial real estate - construction	272	—	383	—
Lease financing	—	—	—	—
Residential mortgage	2,076	14	1,882	14
Home equity	33	—	208	—
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of June 30, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Commercial and industrial	$105	$4,555
Commercial real estate	4,360	4,291
Commercial real estate - construction	40	367
Residential mortgage	1,628	1,502
Home equity	32	34
	$6,165	$10,749

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2019 and December 31, 2018 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
June 30, 2019	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$277	$—	$76	$353	$300,889	$301,242	$—
Commercial real estate	225	635	1,953	2,813	878,888	881,701	—
Commercial real estate - construction	—	—	40	40	173,860	173,900	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	87	—	380	467	247,413	247,880	—
Home equity	18	10	—	28	70,410	70,438	—
Consumer	5	3	—	8	10,121	10,129	—
Loans acquired with credit deterioration:
Commercial and industrial	—	24	5	29	—	29	—
Commercial real estate	—	—	1,050	1,050	566	1,616	—
Commercial real estate - construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	17	70	832	919	315	1,234	—
Home equity	—	—	—	—	4	4	—
Consumer	—	—	—	—	—	—	—
Total	$629	$742	$4,336	$5,707	$1,682,466	$1,688,173	$—

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2018	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$17	$—	$4,527	$4,544	$281,946	$286,490	$—
Commercial real estate	685	—	458	1,143	858,663	859,806	—
Commercial real estate - construction	—	—	367	367	141,806	142,173	—
Lease financing	—	—	—	—	53	53	—
Residential mortgage	461	—	277	738	251,597	252,335	—
Home equity	166	22	25	213	69,879	70,092	—
Consumer	57	5	—	62	10,253	10,315	—
Loans acquired with credit deterioration:
Commercial and industrial	23	5	—	28	—	28	—
Commercial real estate	29	—	1,534	1,563	—	1,563	—
Commercial real estate - construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	19	57	913	989	219	1,208	—
Home equity	—	—	4	4	—	4	—
Consumer	—	—	—	—	—	—	—
Total	$1,457	$89	$8,105	$9,651	$1,614,416	$1,624,067	$—

MID PENN BANCORP, INC.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, June 30, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2019	$2,443	$5,031	$81	$—	$477	$450	$6	$14	$8,502
Charge-offs	(205)	—	(20)	—	—	—	(38)	—	(263)
Recoveries	42	15	—	—	—	1	9	—	67
Provisions	168	266	(16)	—	(1)	31	30	(13)	465
Ending balance,
June 30, 2019	$2,448	$5,312	$45	$—	$476	$482	$7	$1	$8,771

(Dollars in thousands)
As of, and for the six months ended, June 30, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2019	$2,391	$4,703	$75	$—	$453	$528	$7	$240	$8,397
Charge-offs	(205)	(12)	(40)	—	—	—	(47)	—	(304)
Recoveries	43	33	—	—	—	1	11	—	88
Provisions	219	588	10	—	23	(47)	36	(239)	590
Ending balance,
June 30, 2019	2,448	5,312	45	—	476	482	7	1	8,771
Individually evaluated for impairment	13	243	—	—	—	—	—	—	256
Ending balance:
collectively evaluated for impairment	$2,435	$5,069	$45	$—	$476	$482	$7	$1	$8,515

Loans receivables:
Ending balance	$301,271	$883,317	$173,900	$—	$249,114	$70,442	$10,129	$—	$1,688,173
Ending balance: individually evaluated for impairment	76	2,745	40	—	897	28	—	—	3,786
Ending balance: acquired with credit deterioration	29	1,616	—	—	1,234	4	—	—	2,883
Ending balance: collectively evaluated for impairment	$301,166	$878,956	$173,860	$—	$246,983	$70,410	$10,129	$—	$1,681,504

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,391	$4,703	$75	$—	$453	$528	$7	$240	$8,397
Ending balance: individually evaluated for impairment	500	204	38	—	—	—	—	—	742
Ending balance: collectively evaluated for impairment	$1,891	$4,499	$37	$—	$453	$528	$7	$240	$7,655

Loans receivable:
Ending balance	$286,518	$861,369	$142,173	$53	$253,543	$70,096	$10,315	$—	$1,624,067
Ending balance: individually evaluated for impairment	4,527	2,728	367	—	811	30	—	—	8,463
Ending balance: acquired with credit deterioration	28	1,563	—	—	1,208	4	—	—	2,803
Ending balance: collectively evaluated for impairment	$281,963	$857,078	$141,806	$53	$251,524	$70,062	$10,315	$—	$1,612,801

MID PENN BANCORP, INC.

(Dollars in thousands)
As of, and for the three months ended, June 30, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2018	$1,977	$4,653	$183	$—	$452	$391	$4	$6	$7,666
Charge-offs	(129)	—	(40)	—	(3)	(91)	(4)	—	(267)
Recoveries	—	788	—	—	—	—	2	—	790
Provisions	272	(718)	3	—	(8)	120	2	329	—
Ending balance,
June 30, 2018	$2,120	$4,723	$146	$—	$441	$420	$4	$335	$8,189

(Dollars in thousands)
As of, and for the six months ended, June 30, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2018	1,795	4,435	178	—	428	423	3	344	$7,606
Charge-offs	(129)	—	(40)	—	(5)	(167)	(10)	—	(351)
Recoveries	—	805	—	—	—	—	4	—	809
Provisions	454	(517)	8	—	18	164	7	(9)	125
Ending balance,
June 30, 2018	2,120	4,723	146	—	441	420	4	335	8,189
Individually evaluated for impairment	282	238	54	—	—	—	—	—	574
Ending balance:
collectively evaluated for impairment	$1,838	$4,485	$92	$—	$441	$420	$4	$335	$7,615

Loans receivables:
Ending balance	$204,724	$575,956	$82,690	$153	$120,260	$47,815	$4,881	$—	$1,036,479
Ending balance: individually evaluated for impairment	4,324	2,261	367	—	728	8	—	—	7,688
Ending balance: acquired with credit deterioration	23	1,466	—	—	493	—	—	—	1,982
Ending balance: collectively evaluated for impairment	$200,377	$572,229	$82,323	$153	$119,039	$47,807	$4,881	$—	$1,026,809

The recorded investments in troubled debt restructured loans at June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2019	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	$2,940	$2,841	$2,162
Residential mortgage	677	675	503
	$3,617	$3,516	$2,665

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2018	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,302
Commercial real estate	2,940	2,841	2,201
Residential mortgage	677	675	516
Home equity	14	14	1
	$7,741	$7,990	$7,020

MID PENN BANCORP, INC.

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

Mid Penn’s troubled debt restructured loans at June 30, 2019 totaled $2,665,000 and included $2,162,000 of troubled debt restructurings attributable to nine loans among four relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $1,423,000 of the total $2,162,000 of these nonaccrual impaired troubled debt restructured loans.  The remaining troubled debt restructurings were three loans totaling $503,000 representing accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modification.

Mid Penn’s troubled debt restructured loans at December 31, 2018 totaled $7,020,000, and included $6,503,000 of troubled debt restructurings attributable to ten loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $5,463,000 of the total $6,503,000 in nonaccrual impaired troubled debt restructured loans.  The remaining four loans totaling $517,000 represented accruing impaired loans to unrelated borrowers in compliance with the terms of the modification, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $516,000 and one loan being an accruing impaired home equity loan of $1,000.  As of December 31, 2018, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2018.

The decrease in the troubled debt restructured loan balance when compared to the December 31, 2018 amount was due to the successful workout of one nonaccrual troubled debt restructured loan totaling $4,302,000 during the first quarter of 2019. There were no troubled debt restructured loans added during the three or six months ended June 30, 2019 or 2018.  As a result of management evaluations at June 30, 2019, June 30, 2018, and December 31, 2018, any necessary specific allocations or charge-offs have been taken as appropriate. There were no charge-offs associated with existing troubled debt restructured loan relationships for the three or six months ended June 30, 2019 or 2018. There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three or six months ended June 30, 2019 and 2018.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix Bancorp, Inc. (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three and six months ended June 30, 2019.

(Dollars in thousands)
	Three Months Ended June 30,
	2019	2018
Accretable yield, beginning of period	$254	$336
Accretable yield amortized to interest income	(57)	(36)
Accretable yield, end of period	$197	$300

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Accretable yield, beginning of period	$309	$67
Acquisition of impaired loans	—	305
Accretable yield amortized to interest income	(112)	(72)
Accretable yield, end of period	$197	$300

(7)Bank Premises and Equipment Held For Sale

As of June 30, 2019, bank premises and equipment held for sale totaled $1,274,000 and consisted of the land and facility for one full service retail banking property. These assets were classified as held for sale due to both (i) Mid Penn’s intent to sell the existing retail office building and land upon relocation of the full service branch staff and operations to a nearby leased facility, and (ii) satisfaction of all the criteria for held-for-sale presentation as stated in ASC 360, Property, Plant, and Equipment.  An impairment charge of $163,000 was recorded as of June 30, 2019, to adjust the carrying value of the property to reflect the lower of cost or market value. The impairment charge is included in other expenses on the Consolidated Statements of Income.  The Bank has executed an agreement to sell the property with settlement to occur prior to September 30, 2019.

MID PENN BANCORP, INC.

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

Operating and finance lease right-of-use assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long term debt.  Mid Penn has elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of June 30, 2019.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of June 30, 2019.

(Dollars in thousands)	June 30, 2019
	Operating Leases	Finance Lease
Right of use asset	$10,834	$3,537
Lease liability	$11,983	$3,591
Weighted average remaining lease term (in years)	9.26	19.67
Weighted average discount rate	3.43%	3.81%

A summary of lease costs during the three and six months ended June 30, 2019 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Three Months ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of right-of-use asset	$45	$60
Interest expense on lease liability	35	46
Total finance lease cost	80	106
Operating lease cost	515	1,030
Short-term lease cost	—	—
Variable lease cost	—	—
Sublease income	(7)	(12)
Total lease costs	$588	$1,124

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$46
Operating cash flows from operating leases	1,087
Financing cash flows from finance leases	6

MID PENN BANCORP, INC.

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	June 30, 2019
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$1,075	$108
After one but within two years	1,965	216
After two but within three years	1,603	217
After three but within four years	1,464	217
After four but within five years	1,245	217
After five years	6,691	4,244
Total undiscounted cash flows	14,043	5,219
Discount on cash flows	(2,060)	(1,628)
Total lease liability	$11,983	$3,591

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating leases as of December 31, 2018, including a breakdown of the sublease rental income and future minimum payments owned to related parties.

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

There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2019 or 2018.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$44,526	$—	$44,526	$—
Mortgage-backed U.S. government agencies	21,358	—	21,358	—
State and political subdivision obligations	14,186	—	14,186	—
Corporate debt securities	3,334	—	3,334	—
Other assets:
Equity securities	506	506	—	—
Total	$83,910	$506	$83,404	$—

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$41,572	$—	$41,572	$—
Mortgage-backed U.S. government agencies	38,849	—	38,849	—
State and political subdivision obligations	29,256	—	29,256	—
Corporate debt securities	2,246	—	2,246	—
Other assets:
Equity securities	492	492	—	—
Total	$112,415	$492	$111,923	$—

MID PENN BANCORP, INC.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$928	$—	$—	$928
Foreclosed Assets Held for Sale	44	—	—	44

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,935	$—	$—	$4,935
Foreclosed Assets Held for Sale	581	—	—	581

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$928	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	25% - 100%	37%
Foreclosed Assets Held for Sale	44	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	27% - 27%	27%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,935	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% - 100%	40%
Foreclosed Assets Held for Sale	581	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	17% - 17%	17%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

MID PENN BANCORP, INC.

Mid Penn uses the following methodologies and assumptions to estimate the fair value of certain assets and liabilities.

Securities:

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

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2019 and December 31, 2018.

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$48,145	$48,145	$40,065	$40,065
Available-for-sale investment securities	83,404	83,404	111,923	111,923
Held-to-maturity investment securities	160,182	162,863	168,370	166,582
Equity securities	506	506	492	492
Loans held for sale	8,139	8,139	1,702	1,702
Net loans and leases	1,679,402	1,703,362	1,615,670	1,622,287
Restricted investment in bank stocks	6,480	6,480	6,646	6,646
Accrued interest receivable	8,883	8,883	8,244	8,244
Mortgage servicing rights	92	92	101	101

Financial liabilities:
Deposits	$1,778,401	1,780,014	$1,726,026	$1,725,674
Short-term borrowings	13,000	13,000	43,100	43,100
Long-term debt (a)	61,444	62,542	48,024	44,585
Subordinated debt	27,070	25,450	27,082	24,881
Accrued interest payable	2,696	2,696	2,262	2,262
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of June 30, 2019 and December 31, 2018.

MID PENN BANCORP, INC.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2019 and December 31, 2018.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2019	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$160,182	$162,863	$—	$162,863	$—
Net loans and leases	1,679,402	1,703,362	—	—	1,703,362

Financial instruments - liabilities
Deposits	$1,778,401	$1,780,014	$—	$1,780,014	$—
Long-term debt (a)	61,444	62,542	—	62,542	—
Subordinated debt	27,070	25,450	—	25,450	—

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2018	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$168,370	$166,582	$—	$166,582	$—
Net loans and leases	1,615,670	1,622,287	—	—	1,622,287

Financial instruments - liabilities
Deposits	$1,726,026	$1,725,674	$—	$1,725,674	$—
Long-term debt	48,024	44,585	—	44,585	—
Subordinated debt	27,082	24,881	—	24,881	—

(a)	Long-term debt excludes finance lease obligations.

(10)	Guarantees, Commitments and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $29,797,000 and $20,839,000 of standby letters of credit outstanding as of June 30, 2019 and December 31, 2018, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of June 30, 2019 and December 31, 2018 for payment under standby letters of credit issued was not material.

MID PENN BANCORP, INC.

Commitments

During the second quarter of 2018, Mid Penn entered into a commitment to purchase an additional limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and will be amortized over a ten year period once the facilities become operational and begin to be occupied.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018.  The total investment in this limited partnership was $4,356,000 and $1,710,000 on June 30, 2019 and December 31, 2018, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.

Contingencies

In a letter dated January 24, 2019, notification was received from the FDIC indicating that Mid Penn was eligible for small bank assessment credits.  In general, banks that did not pay surcharges during the credit calculation period, defined as the third quarter of 2016 through the third quarter of 2018, are eligible for small bank assessment credits.  Small banks with total consolidated assets of less than $10 billion were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent.  Each individual bank’s credit share is calculated as the product of the apportioned share of credits to an individual eligible institution multiplied by the total aggregate credits, and the FDIC’s preliminary estimate of Mid Penn’s total assessment credit is $492,000. Mid Penn and other banks ability to apply and record the small bank assessment credits are contingent on the FDIC’s Deposit Insurance Fund reserve ratio reaching at least 1.38 percent, which had not occurred as of June 30, 2019.  The credit can only be applied against future assessments, is not refundable in cash, and cannot be sold.

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

MID PENN BANCORP, INC.

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

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $129,000 at June 30, 2019 and $143,000 at December 31, 2018.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Service cost	$36	$153	$1	$1
Interest cost	65	205	4	5
Expected return on plan assets	(63)	(211)	—	—
Amortization (accretion) of prior service cost	—	4	(5)	(5)
Amortization of net (gain) or loss	(15)	—	(1)	—
Settlement gain	(37)	(380)	—	—
Net periodic benefit (income) expense	$(14)	$(229)	$(1)	$1

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Service cost	$72	$161	$2	$2
Interest cost	129	215	8	9
Expected return on plan assets	(127)	(211)	—	—
Amortization (accretion) of prior service cost	—	8	(10)	(10)
Amortization of net (gain) or loss	(30)	—	(2)	—
Settlement gain	(37)	(380)	—	—
Net periodic benefit expense (income)	$7	$(207)	$(2)	$1

MID PENN BANCORP, INC.

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

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of the Mid Penn Preferred Stock at the $1,000 liquidation value.  The redemption of the $3,404,000 of the Mid Penn Preferred Stock was completed and final dividend payment made on December 14, 2018.  Accordingly, no preferred stock was outstanding at either December 31, 2018 or June 30, 2019, and no preferred stock dividends were paid during the first six months of 2019.

(14)	Restricted Common Stock

On May 6, 2014, Mid Penn shareholders approved the 2014 Restricted Stock Plan (the “Plan”), which authorizes the issuance of awards that shall not exceed, in the aggregate, 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Company, and the recipients are selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of June 30, 2019, a total of 39,205 restricted shares were granted under the Plan, of which 2,346 shares were forfeited and available for reissuance, 16,633 shares were vested, and the remaining 20,226 shares were unvested. No shares were forfeited during the six months ended June 30, 2019, while 490 shares were forfeited due to a voluntary termination of an employee during the six months ended June 30, 2018. The Plan shares granted and vested resulted in $80,000 in share-based compensation expense for the three months ended June 30, 2019, while $55,000 of share-based compensation expense was recorded for the three months ended June 30, 2018.  Compensation expense related to the Plan was $160,000 for the six months ended June 30, 2019, and $113,000 for the same period in 2018.

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

MID PENN BANCORP, INC.

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

Subsequent to the adoption of Topic 842, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019. As a result of this lease agreement, Mid Penn recognized (i) a finance lease ROU asset of $3,582,000 and (ii) a finance lease liability of $3,601,000 included in the reported amount of long-term debt.

The adoption of this standard did not have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flow.  See Note 8 - Leases for more information.

In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements.” This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there is not a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 842 (such as the Company) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements.

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

MID PENN BANCORP, INC.

The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities.  The allowance for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”) should be determined in a similar manner to other financial assets measured on an amortized cost basis.  However, upon initial recognition, the allowance is added to the purchase price (“gross up approach”) to determine the initial amortized cost basis.  The subsequent accounting for PCD assets is the same expected loss model described above.

Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale debt securities.  For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.  Certain incremental disclosures are required.

In May 2019, FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which provides transition relief for ASU 2016-13 by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard.  For those entities that have not yet adopted ASU 2016-13, the effective dates for adoption of ASU 2019-05 is the same as those in ASU 2016-13.

ASU 2016-03 has tiered effective dates, with early adoption permitted for all entities as of the fiscal year beginning after December 15, 2018.  For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

In July 2019, FASB voted to propose a delay in the implementation date of ASU 2016-13 for smaller reporting companies (SRCs) until January 1, 2023.  The effective date for larger SEC filers would remain unchanged at January 1, 2020.  As of the date of this filing, the full proposal was pending release and will be subject to a 30-day comment period.  Mid Penn is considered a SRC as of the most recent measurement date of June 30, 2019; therefore, if the delay is implemented by the FASB as proposed, this would result in Mid Penn delaying the implementation of ASU 2016-13 by three years from January 1, 2020 to January 1, 2023.

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

As a result of this ASU, several disclosures were removed from Topic 820, including: (i) disclosure of the valuation process for Level 3 fair value measurements, and (ii) amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.  However, some additional disclosures will be required as a result of this ASU, including the requirement to disclose the changes in unrealized gains and losses included in other comprehensive income for the period related to Level 3 recurring fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  Mid Penn is currently evaluating the impact of this ASU on our current disclosures.  The adoption of this standard will result in disclosure changes only and will not impact Mid Penn’s overall financial condition.

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

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of June 30, 2019, compared to year-end 2018, and the Results of Operations for the three and six months ended June 30, 2019, compared to the same periods in 2018.  For comparative purposes, the June 30, 2018 and December 31, 2018 balances have been reclassified when, and if necessary, to conform to the 2019 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes and changes to data security systems including those with third-party information technology providers;
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

Results of Operations

Overview

Net income available to common shareholders was $4,403,000 or $0.52 per common share, for the quarter ended June 30, 2019, compared to net income of $2,779,000 or $0.45 per common share for the quarter ended June 30, 2018. During the six months ended June 30, 2019, net income was $8,480,000 or $1.00 per common share, versus $3,783,000 or $0.63 per common share, for the six months ended June 30, 2018.

Net income as a percent of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Return on average assets	0.83%	0.79%	0.81%	0.55%
Return on average equity	7.71%	7.90%	7.54%	5.34%

The results for the three and six months ended June 30, 2018 were materially impacted by the acquisitions of Scottdale and First Priority. Please refer to Notes 3 and 4 to the consolidated financial statements under Item 1 for more information on Mid Penn’s completed acquisitions of Scottdale and First Priority.

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three and six months ended June 30, 2019 and 2018.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended June 30, 2019 and 2018.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	June 30, 2019				June 30, 2018
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$5,030	$27		2.15%	$4,755	$17		1.43%
Investment Securities:
Taxable	159,252	938		2.36%	163,248	913		2.24%
Tax-Exempt	101,088	739	(a)	2.93%	95,868	695	(a)	2.91%
Total Securities	260,340	1,677		2.58%	259,116	1,608		2.49%

Federal Funds Sold	21,554	130		2.42%	34,137	153		1.80%
Loans and Leases, Net	1,665,568	22,292	(b)	5.37%	1,017,666	12,137	(b)	4.78%
Restricted Investment in Bank Stocks	5,996	105		7.02%	2,825	47		6.67%
Total Earning Assets	1,958,488	24,231		4.96%	1,318,499	13,962		4.25%

Cash and Due from Banks	27,202				23,112
Other Assets	148,054				70,354
Total Assets	$2,133,744				$1,411,965

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$399,187	984		0.99%	$358,192	527		0.59%
Money Market	429,180	1,897		1.77%	275,320	587		0.86%
Savings	190,031	161		0.34%	172,815	75		0.17%
Time	471,025	2,234		1.90%	223,744	808		1.45%
Total Interest-bearing Deposits	1,489,423	5,276		1.42%	1,030,071	1,997		0.78%

Short-term Borrowings	21,320	157		2.95%	—	—		0.00%
Long-term Debt	56,153	407		2.91%	12,269	74		2.42%
Subordinated Debt	27,074	388		5.75%	17,339	235		5.44%
Total Interest-bearing Liabilities	1,593,970	6,228		1.57%	1,059,679	2,306		0.87%

Noninterest-bearing Demand	288,268				199,299
Other Liabilities	22,625				13,353
Shareholders' Equity	228,881				139,634
Total Liabilities & Shareholders' Equity	$2,133,744				$1,411,965

Net Interest Income (taxable equivalent basis)		$18,003				$11,656
Taxable Equivalent Adjustment		(233)				(242)
Net Interest Income		$17,770				$11,414

Total Yield on Earning Assets				4.96%				4.25%
Rate on Supporting Liabilities				1.57%				0.87%
Average Interest Spread				3.40%				3.37%
Net Interest Margin				3.69%				3.55%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $155,000 and $178,000 for the three months ended June 30, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at June 30, 2019 and 2018.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $78,000 and $64,000 for the three months ended June 30, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at June 30, 2019 and 2018.

MID PENN BANCORP, INC.

	Three months ended
	June 30, 2019 vs. 2018
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$1	$9	$10
Investment Securities:
Taxable	(22)	47	25
Tax-Exempt	38	6	44
Total Securities	16	53	69

Federal Funds Sold	(56)	33	(23)
Loans and Leases, Net	7,727	2,428	10,155
Restricted Investment Bank Stocks	53	5	58
Total Interest Income	7,741	2,528	10,269

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	60	397	457
Money Market	328	982	1,310
Savings	7	79	86
Time	893	533	1,426
Total Interest Bearing Deposits	1,288	1,991	3,279

Short-term Borrowings	157	—	157
Long-term Debt	265	68	333
Subordinated Debt	132	21	153
Total Interest Expense	1,842	2,080	3,922

NET INTEREST INCOME	$5,899	$448	$6,347

Taxable-equivalent net interest income was $18,003,000 for the three months ended June 30, 2019, an increase of $6,347,000 or 56 percent compared to the three months ended June 30, 2018.  Net interest income in the first six months of 2019 was positively impacted by the loans and investment securities acquired during the First Priority transaction.

For the three months ended June 30, 2019, Mid Penn’s tax-equivalent net interest margin was 3.69% compared to 3.55% for the three months ended June 30, 2018, as year-over-year increases in yields on interest-earning assets and growth in noninterest-bearing deposits more than offset the impact of both (i) the rising cost of both deposit and borrowed funds as a result of the FOMC rate increases in 2018, and (ii) the higher volume of wholesale funding sources, including the assumption of some higher-cost brokered time deposits and subordinated debt in the First Priority acquisition, and certain short-term borrowings added since June 30, 2018 to fund anticipated near-term loan growth, and to support liquidity and interest rate management.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the six months ended June 30, 2019 and 2018.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended
(Dollars in thousands)	June 30, 2019				June 30, 2018
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$5,592	$57		2.06%	$4,273	$26		1.23%
Investment Securities:
Taxable	162,339	1,927		2.39%	158,381	1,751		2.23%
Tax-Exempt	104,385	1,523	(a)	2.94%	95,644	1,341	(a)	2.83%
Total Securities	266,724	3,450		2.61%	254,025	3,092		2.45%

Federal Funds Sold	16,452	198		2.43%	39,284	321		1.65%
Loans and Leases, Net	1,647,624	43,454	(b)	5.32%	997,749	23,534	(b)	4.76%
Restricted Investment in Bank Stocks	5,992	187		6.29%	2,875	133		9.33%
Total Earning Assets	1,942,384	47,346		4.92%	1,298,206	27,106		4.21%

Cash and Due from Banks	27,687				28,916
Other Assets	143,124				68,424
Total Assets	$2,113,195				$1,395,546

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$390,879	1,837		0.95%	$360,768	1,020		0.57%
Money Market	408,468	3,360		1.66%	265,208	1,081		0.82%
Savings	195,343	337		0.35%	170,589	150		0.18%
Time	479,250	4,328		1.82%	215,651	1,526		1.43%
Total Interest-bearing Deposits	1,473,940	9,862		1.35%	1,012,216	3,777		0.75%

Short-term Borrowings	27,869	389		2.81%	1,518	12		1.59%
Long-term Debt	52,161	761		2.94%	12,297	149		2.44%
Subordinated Debt	27,077	776		5.78%	17,337	470		5.47%
Total Interest-bearing Liabilities	1,581,047	11,788		1.50%	1,043,368	4,408		0.85%

Noninterest-bearing Demand	282,503				195,597
Other Liabilities	22,740				13,599
Shareholders' Equity	226,905				142,982
Total Liabilities & Shareholders' Equity	$2,113,195				$1,395,546

Net Interest Income (taxable equivalent basis)		$35,558				$22,698
Taxable Equivalent Adjustment		(482)				(406)
Net Interest Income		$35,076				$22,292

Total Yield on Earning Assets				4.92%				4.21%
Rate on Supporting Liabilities				1.50%				0.85%
Average Interest Spread				3.41%				3.35%
Net Interest Margin				3.69%				3.53%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $320,000 and $282,000 for the six months ended June 30, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at June 30, 2019 and 2018.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $162,000 and $124,000 for the six months ended June 30, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at June 30, 2019 and 2018.

MID PENN BANCORP, INC.

	Six months ended
	June 30, 2019 vs. 2018
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$8	$23	$31
Investment Securities:
Taxable	44	132	176
Tax-Exempt	123	59	182
Total Securities	167	191	358

Federal Funds Sold	(187)	64	(123)
Loans and Leases, Net	15,329	4,591	19,920
Restricted Investment Bank Stocks	144	(90)	54
Total Interest Income	15,461	4,779	20,240

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	85	732	817
Money Market	584	1,695	2,279
Savings	22	165	187
Time	1,865	937	2,802
Total Interest Bearing Deposits	2,556	3,529	6,085

Short-term Borrowings	208	169	377
Long-term Debt	483	129	612
Subordinated Debt	264	42	306
Total Interest Expense	3,511	3,869	7,380

NET INTEREST INCOME	$11,950	$910	$12,860

Taxable-equivalent net interest income was $35,558,000 for the six months ended June 30, 2019, an increase of $12,860,000 or 57 percent compared to the six months ended June 30, 2018.  Net interest income in the first quarter of 2019 was positively impacted by the loans and investment securities acquired during the First Priority transaction.

For the six months ended June 30, 2019, Mid Penn’s tax-equivalent net interest margin was 3.69% versus 3.53% for the six months ended June 30, 2018. Year-over-year increases in yields on interest-earning assets and growth in noninterest-bearing deposits more than offset the impact of both (i) the rising cost of both deposit and borrowed funds as a result of the FOMC rate increases in 2018, and (ii) the higher volume of wholesale funding sources, including brokered time deposits and subordinated debt assumed in the First Priority acquisition, and other short-term borrowings added since June 30, 2018 to support liquidity and interest rate management while also partially funding loan growth.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first six months of 2019, and shifting collateral values from December 31, 2018 to June 30, 2019.

MID PENN BANCORP, INC.

Management performs a monthly evaluation of the adequacy of the loan and lease loss allowance and based on this evaluation, a loan loss provision of $465,000 was recorded for the three months ended June 30, 2019.  No loan loss provision was recorded for the three months ended June 30, 2018.  During the six months ended June 30, 2019, the provision for loan and lease losses was $590,000 compared to $125,000 for the six months ended June 30, 2018. The allowance for loan and lease losses as a percentage of total loans was 0.52% at both June 30, 2019 and December 31, 2018, and 0.79% at June 30, 2018. This ratio reflects the impact of the entire portfolio of First Priority loans being added after June 30, 2018 at fair value with no accompanying loan and lease loss allowance in accordance with purchase accounting GAAP.  For further discussion of factors affecting the provision for loan and lease losses, please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended June 30, 2019, noninterest income totaled $2,874,000, an increase of $961,000 or 50 percent, compared to noninterest income of $1,913,000 for the three months ended June 30, 2018.  For the six months ended June 30, 2019, noninterest income totaled $4,923,000, an increase of $1,363,000 or 38 percent, compared to noninterest income of $3,560,000 for the same period in 2018.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance
Income from fiduciary activities	$347	$286	$61	21%
ATM debit card interchange income	380	326	54	17%
Mortgage banking income	1,077	205	872	425%
Net gain on sales of investment securities	17	4	13	325%
Other income	419	560	(141)	-25%

(Dollars in Thousands)	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance

Income from fiduciary activities	$706	$526	$180	34%
ATM debit card interchange income	714	591	123	21%
Mortgage banking income	1,514	361	1,153	319%
Net gain on sales of investment securities	24	102	(78)	-76%
Other income	749	846	(97)	-11%

Income from fiduciary activities was $706,000 for the six months ended June 30, 2019, an increase of $180,000 or 34 percent, compared to fiduciary income of $526,000 for the six months ended June 30, 2018. These additional revenues were attributed to continued growth in trust assets under management, and increased sales of retail investment products, as a result of successful business development efforts by Mid Penn’s trust and wealth management team.

ATM debit card interchange income was $714,000 for the six months ended June 30, 2019, an increase of $123,000 or 21 percent compared to interchange income of $591,000 for the six months ended June 30, 2018. The increase resulted from increasing card-transaction usage across our customer base, as well as the added volume from demand deposit accounts assumed in the First Priority acquisition.

Mortgage banking income was $1,514,000 for the six months ended June 30, 2019, an increase of $1,153,000 or over 300 percent compared to mortgage banking income for the six months ended June 30, 2018.  Longer-term mortgage interest rates have declined significantly in the first six months of 2019, resulting in a higher level of mortgage originations and secondary-market loan sales during the first six months of 2019 when compared to the same period in 2018.  Additionally, Mid Penn expanded its team of residential mortgage originators in southeastern Pennsylvania during the first quarter of 2019, contributing to the larger volume of mortgage loans originated and sold in the six months ended June 30, 2019.

Other income was $749,000 for the six months ended June 30, 2019, a decrease of $97,000 compared to other income of $846,000 for the six months ended June 30, 2018.  Although wire transfer and other fees increased in 2019, these were more than offset by a decline in pension settlement gain income year over year. During the first half of 2018, Mid Penn recognized $290,000 of defined benefit pension plan settlement gains from certain plan participants receiving lump sum benefit payouts (the plan and related liabilities were assumed as a result of the Scottdale acquisition).  During the first half of 2019, a lower amount of pension plan lump sum payouts occurred, with related settlement gains totaling $37,000.

Net gains on sales of securities were $24,000 for the six months ended June 30, 2019, a decrease of $78,000 compared to net gains on sales of securities of $102,000 for the six months ended June 30, 2018. During the first half of 2018, some investment securities acquired from Scottdale were subsequently sold at gains to ensure that the overall portfolio was in alignment with Mid Penn’s investment management objectives.  The volume of investment sales, and realized gains, were less during the first six months of 2019, with such sales related to interest rate and liquidity management.

MID PENN BANCORP, INC.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2019 totaled $14,796,000, an increase of $4,700,000 or 47 percent compared to noninterest expenses of $10,096,000 for the three months ended June 30, 2018.  For the six months ended June 30, 2019, noninterest expense totaled $29,099,000, an increase of $7,820,000 or 37 percent, compared to noninterest expense of $21,279,000 for the same period in 2018.  The significant increase in noninterest expense was driven by continued franchise expansion which occurred in the twelve months following June 30, 2018, including (i) the acquisition of First Priority in July 2018 and the associated staff, facilities, and technology licensing costs, and (ii) the expansion of Mid Penn’s mortgage banking division in the southeastern Pennsylvania market.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2019 versus the corresponding period in 2018:

(Dollars in Thousands)	Three Months Ended June 30,
	2019	2018	$ Variance	% Variance
Salaries and employee benefits	$7,786	$4,832	$2,954	61%
Occupancy expense, net	1,344	870	474	54%
Equipment expense	658	544	114	21%
FDIC Assessment	314	93	221	238%
Legal and professional fees	471	256	215	84%
Software licensing and utilization	1,111	861	250	29%
Intangible amortization	360	248	112	45%
Merger and acquisition expense	—	222	(222)	-100%
Other expenses	2,102	1,612	490	30%

(Dollars in Thousands)	Six Months Ended June 30,
	2019	2018	$ Variance	% Variance

Salaries and employee benefits	$15,545	$9,896	$5,649	57%
Occupancy expense, net	2,745	1,667	1,078	65%
Equipment expense	1,285	952	333	35%
FDIC Assessment	673	321	352	110%
Legal and professional fees	893	480	413	86%
Software licensing and utilization	2,132	1,684	448	27%
Intangible amortization	723	496	227	46%
Merger and acquisition expense	—	1,916	(1,916)	-100%
Other expenses	3,988	2,800	1,188	42%

Salaries and employee benefits expenses were $15,545,000 during the six months ended June 30, 2019, an increase of $5,649,000 or 57 percent, versus the same period in 2018, with the increase primarily attributable to (i) the retail staff additions at the eight retail locations added through the First Priority acquisition, effective July 31, 2018, (ii) the back-office and loan originator staff additions as a result of the expansion of the mortgage banking division, and (iii) the addition of commercial lending and credit administration personnel and other staff additions in alignment with Mid Penn’s core banking growth.

Occupancy expenses increased $1,078,000 or 65 percent during the first six months of 2019 compared to the same period in 2018.  Similarly, equipment expense increased $333,000 or 35 percent during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  These increases related to the incremental facilities operating costs including rent, utilities, and depreciation expense for the buildings and equipment associated with (i) the acquisition of the First Priority retail offices, and (ii) an investment in a corporate administrative facility to promote long-term operational and processing efficiencies by centralizing several back-office functions supporting the broader franchise.

FDIC assessment expense was $673,000 for the six months ended June 30, 2019, an increase of $352,000 or 110 percent compared to $321,000 for the six months ended June 30, 2018.  The increase in assessment expense generally reflects the larger total asset profile (from both acquisition and organic growth activity) upon which the assessment is based.

Legal and professional fees for the six months ended June 30, 2019 increased by $413,000 or 86 percent compared to the same period in 2018 due to increased use of third-party providers for audit and risk assessment activities, information technology support, and human resources services.

Software licensing and utilization costs were $2,132,000 during the six months ended June 30, 2019, an increase of $448,000 or 27 percent compared to $1,684,000 for the six months ended June 30, 2018. The increase is a result of additional costs to license (i) the locations and staff for the First Priority offices, the Pillow branch, and the expanded mortgage banking division, all of which were added after June 30, 2018; (ii) upgrades to internal systems to enhance data management and storage capabilities given the larger company profile; and (iii) increases in certain core processing fees as our customer base and account/transaction volumes continue to grow.

MID PENN BANCORP, INC.

Intangible amortization increased from $496,000 during the six months ended June 30, 2018 to $723,000 during the same period in 2019 due to the core deposit intangible asset added from the First Priority acquisition in July 2018 which, similar to previously recorded core deposit intangibles, is being amortized using the sum of the years’ digit method over a ten-year period starting on date of acquisition.

Other expenses were $3,988,000 during the six months ended June 30, 2019, an increase of $1,188,000 or 42 percent compared to other expense of $2,800,000 for the same period in 2018.  As the First Priority acquisition and organic growth have increased the organization’s geographic profile and employee base, several categories within other expense experienced increases, including insurance costs, charitable donations, stationary and supplies, printing, loan collection costs, and directors’ fees.

No merger expenses were recorded during the six months ended June 30, 2019.  During the first six months of 2018, merger and acquisition expenses totaling $1,916,000 were recorded including investment banking fees, merger-related legal and professional fees, severance costs, and information technology conversion/termination costs incurred for the acquisitions of First Priority and Scottdale.

Income Taxes

The provision for income taxes was $980,000 for the three months ended June 30, 2019 compared to $452,000 for the three months ended June 30, 2018.  The effective tax rate for the three months ended June 30, 2019 was 18.2 percent compared to 14.0 percent for the three months ended June 30, 2018.   The provision for income taxes was $1,830,000 for the six months ended June 30, 2019 compared to $665,000 for the six months ended June 30, 2018.  The effective tax rate for the six months ended June 30, 2019 was 17.8 percent compared to 15.0 percent for the six months ended June 30, 2018.

Generally, Mid Penn’s effective tax rate is below the statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of tax credits.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $2,136,122,000 as of June 30, 2019, reflecting an increase of $58,141,000 or 3 percent compared to total assets of $2,077,981,000 as of December 31, 2018.  Asset growth during the first six months of 2019 was primarily attributable to (i) net organic loan growth, (ii) an increase in liquid assets primarily from demand deposit growth, and (iii) the recording of operating and finance lease right of use assets as a result of Mid Penn’s adoption of Accounting Standard Codification (ASC) 842 – Leases effective January 1, 2019, which required adopting entities to record a right of use asset and related liability for leases of property or equipment.

Loans

Total loans at June 30, 2019 were $1,688,173,000 compared to $1,624,067,000 at December 31, 2018, an increase of $64,106,000 or 4 percent since year-end 2018.  The majority of the growth was commercial and industrial financing, and commercial real estate credits.

(Dollars in thousands)	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial and industrial	$301,271	17.9%	$286,518	17.6%
Commercial real estate	883,317	52.3%	861,369	53.0%
Commercial real estate - construction	173,900	10.3%	142,173	8.8%
Lease financing	—	0.0%	53	0.0%
Residential mortgage	249,114	14.8%	253,543	15.6%
Home equity	70,442	4.2%	70,096	4.3%
Consumer	10,129	0.6%	10,315	0.3%
	$1,688,173	100.0%	$1,624,067	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

For the six months ended June 30, 2019, Mid Penn had net loan charge-offs of $216,000 compared to net recoveries of $458,000 during the same period in 2018.  The net charge-off position in 2019 was primarily due to a $205,000 charge-off taken on one relationship during the second quarter of 2019.  The favorable net recovery position during the second quarter of 2018 was driven by the recovery of $777,000 of principal from the successful workout of a commercial real estate relationship that originally had a large partial charge-off in 2009.

Loans charged off during the first six months of 2019 totaled $304,000 and included one commercial and industrial loan for $205,000, two commercial real estate (construction) loans for $40,000, one commercial real estate loan for $12,000, two consumer loans for $29,000, and $18,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.

Changes in the allowance for the six months ended June 30, 2019 and 2018 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$8,397	$7,606

Loans charged off during period	(304)	(351)
Recoveries of loans previously charged off	88	809
Net (charge-offs) recoveries	(216)	458

Provision for loan and lease losses	590	125
Balance, end of period	$8,771	$8,189

Ratio of net loan charge-offs (recoveries) to average loans outstanding, annualized	0.00%	(0.09%)

Ratio of allowance for loan losses to net loans at end of period	0.52%	0.79%

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

The following table presents the change in nonperforming asset categories as of June 30, 2019, December 31, 2018, and June 30, 2018.

(Dollars in thousands)
	June 30, 2019	December 31, 2018	June 30, 2018
Nonperforming Assets:
Nonaccrual loans	$6,165	$10,749	$8,612
Accruing troubled debt restructured loans	503	517	531
Total nonperforming loans	6,668	11,266	9,143

Foreclosed real estate	390	1,017	912
Total non-performing assets	7,058	12,283	10,055

Accruing loans 90 days or more past due	—	—	—
Total risk elements	$7,058	$12,283	$10,055

Nonperforming loans as a % of total
loans outstanding	0.39%	0.69%	0.88%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.42%	0.76%	0.97%

Ratio of allowance for loan losses
to nonperforming loans	131.54%	74.53%	89.57%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.  The decrease was primarily due to the successful workout and repayment of a nonaccrual commercial credit relationship totaling $4,302,000 during the first quarter of 2019.

One loan relationship, which accounts for $1,423,000 of the non-performing loan balance as of June 30, 2019, was comprised of four loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  As part of the workout process, the loans in this relationship were modified as troubled debt restructured loans during 2017.  During the second quarter of 2018, certain commercial real estate collateral was sold resulting in the principal payoff of three loans within this loan relationship totaling $1,393,000.  Given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

MID PENN BANCORP, INC.

The decrease in foreclosed real estate from $1,017,000 at December 31, 2018 to $390,000 at June 30, 2019 was primarily driven by the sale of seven foreclosed real estate properties with proceeds totaling $907,000 during the six months ended June 30, 2019.  These sales were offset by the transfer of loans to foreclosed real estate of $294,000.

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

(Dollars in thousands)
	June 30, 2019	December 31, 2018
Period ending total loans outstanding	$1,688,173	$1,624,067
Allowance for loan and lease losses	8,771	8,397
Total Nonperforming loans	6,668	11,266
Nonperforming and impaired loans with partial charge-offs	343	333

Ratio of nonperforming loans with partial charge-offs
to total loans	0.02%	0.02%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	5.14%	2.96%

Coverage ratio net of nonperforming loans with
partial charge-offs	138.67%	76.80%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.52%	0.52%

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

Mid Penn had loans with an aggregate balance of $6,669,000 deemed impaired at June 30, 2019.  Excluding $2,883,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix Bancorp, Inc. (“Phoenix”) acquisition in 2015, and the Scottdale and First Priority acquisitions in 2018, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $3,786,000.  This pool of impaired loans was further broken down into a group of loans with an aggregate carrying balance of $585,000, for which specific allocations totaling $256,000 were included within the loan loss reserve for these loans.  The remaining $3,201,000 of loans required no specific allocation within the loan loss reserve.  Of the $3,786,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix, Scottdale, and First Priority acquisitions, $2,745,000 were commercial real estate relationships, $897,000 were residential relationships, $76,000 were commercial and industrial relationships, $40,000 were commercial real estate – construction relationships, and $28,000 were home equity relationships.  There were specific loan loss reserve allocations of $243,000 against the commercial real estate relationships and $13,000 against the commercial and industrial relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance of $8,771,000 is adequate as of June 30, 2019 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first six months of 2019 were from the $52,375,000 net increase in deposits and $40,455,000 proceeds from the sale of available-for-sale securities.

Major uses of cash in the first six months of 2019 were $65,989,000 to fund mortgage loans originated for sale and $64,616,000 to fund portfolio loan growth (primarily commercial loans).

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

On at least a quarterly basis, a comprehensive liquidity analysis is reviewed by the Asset Liability Committee and Board of Directors.  The analysis provides a summary of the current liquidity measurements, projections, and future liquidity positions given various levels of liquidity stress.  Management also maintains a detailed Contingency Funding Plan designed to respond to overall stress in the financial condition of the banking industry or a liquidity problem specific to Mid Penn.

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

Shareholders’ equity increased by $8,053,000 or 4 percent from $223,209,000 as of December 31, 2018 to $231,262,000 as of June 30, 2019. The increase in shareholders’ equity reflects both (i) the growth in retained earnings through year-to-date net income, net of dividends paid, through the first six months of 2019, and (ii) the year-to-date accumulated other comprehensive income from the after-tax appreciation in the market value of the available-for-sale investment portfolio.  Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both June 30, 2019 and 2018.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At June 30, 2019, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2019 and December 31, 2018:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of June 30, 2019:
Tier 1 Capital (to Average Assets)	$160,616	7.8%	$82,592	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	160,616	9.8%	115,159	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	160,616	9.8%	139,836	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	196,594	12.0%	172,739	10.5%	N/A	N/A

Mid Penn Bank
As of June 30, 2019:
Tier 1 Capital (to Average Assets)	$177,429	8.3%	$85,397	4.0%	$106,746	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	177,429	10.8%	115,140	7.0%	106,916	6.5%
Tier 1 Capital (to Risk Weighted Assets)	177,429	10.8%	139,813	8.5%	131,589	8.0%
Total Capital (to Risk Weighted Assets)	195,837	11.9%	172,711	10.5%	164,486	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2018:
Tier 1 Capital (to Average Assets)	$155,662	8.0%	$77,499	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	98,977	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	122,265	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	191,300	12.3%	153,317	9.875%	N/A	N/A

Mid Penn Bank
As of December 31, 2018:
Tier 1 Capital (to Average Assets)	$171,776	8.9%	$77,230	4.000%	$96,537	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	98,963	6.375%	100,903	6.5%
Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	122,248	7.875%	124,189	8.0%
Total Capital (to Risk Weighted Assets)	180,332	11.6%	153,295	9.875%	155,236	10.0%

(a) The minimum amounts and ratios as of June 30, 2019 include the fourth year phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.  At December 31, 2018, the minimum amounts and ratios included the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At June 30, 2019, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

June 30, 2019			December 31, 2018
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	9.08%	≥ -20%	300	8.09%	≥ -20%
200	6.03%	≥ -15%	200	5.38%	≥ -15%
100	2.99%	≥ -10%	100	2.66%	≥ -10%
0			0
(100)	-2.87%	≥ -10%	(100)	-2.01%	≥ -10%
(200)	-4.86%	≥ -15%	(200)	-3.49%	≥ -15%
(300)	-7.75%	≥ -20%	(300)	-6.43%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2019, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the three and six months ended June 30, 2019.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, to determine if there were material changes applicable to the six months ended June 30, 2019.  There are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K.

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
•

Exhibit 10.1 – Form of Supplemental Executive Retirement Plan Agreement by and between Mid Penn Bank and Joseph L. Paese (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 5, 2018.)

•

Exhibit 10.2 – Form of Amendment No. 2 to Change in Control Severance Agreements of Messrs. Micklewright, Peduzzi, and Webb (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 24, 2019.)

•

Exhibit 10.3 – Form of Amendment No. 1 to Change in Control Severance Agreement of Messrs. Ritrievi and Paese (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on September 5, 2018.)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 7, 2019

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Senior Executive Vice President and Chief Financial Officer

Date:	August 7, 2019