Form 10-Q
period 2019-09-30
MID PENN BANCORP INC
filed 2019-11-08
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 7, 2019, the registrant had 8,478,461 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$54,756	$24,600
Interest-bearing balances with other financial institutions	4,393	4,572
Federal funds sold	101,730	10,893
Total cash and cash equivalents	160,879	40,065

Investment securities available for sale, at fair value	52,419	111,923
Investment securities held to maturity, at amortized cost (fair value $173,722 and $166,582)	170,472	168,370
Loans held for sale, at fair value	7,115	1,702
Loans and leases, net of unearned interest	1,710,434	1,624,067
Less: Allowance for loan and lease losses	(9,316)	(8,397)
Net loans and leases	1,701,118	1,615,670

Bank premises and equipment, net	23,357	25,303
Bank premises and equipment held for sale	1,274	—
Operating lease right of use asset	10,416	—
Finance lease right of use asset	3,492	—
Cash surrender value of life insurance	16,804	16,691
Restricted investment in bank stocks	6,105	6,646
Accrued interest receivable	8,414	8,244
Deferred income taxes	3,922	4,696
Goodwill	62,840	62,840
Core deposit and other intangibles, net	6,109	7,221
Foreclosed assets held for sale	130	1,017
Other assets	14,033	7,593
Total Assets	$2,248,899	$2,077,981

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$298,885	$269,870
Interest-bearing demand	465,745	384,834
Money Market	486,131	375,648
Savings	180,927	209,345
Time	458,405	486,329
Total Deposits	1,890,093	1,726,026

Short-term borrowings	12,000	43,100
Long-term debt	62,971	48,024
Subordinated debt	27,067	27,082
Operating lease liability	11,534	—
Accrued interest payable	2,823	2,262
Other liabilities	7,799	8,278
Total Liabilities	2,014,287	1,854,772

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; 8,478,461 shares issued and outstanding at September 30, 2019; 10,000,000 shares authorized, 8,459,918 shares issued and outstanding at December 31, 2018	8,478	8,460
Additional paid-in capital	177,994	177,565
Retained earnings	48,009	39,562
Accumulated other comprehensive income (loss)	131	(2,378)
Total Shareholders’ Equity	234,612	223,209
Total Liabilities and Shareholders' Equity	$2,248,899	$2,077,981

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$22,573	$17,715	$65,865	$41,125
Interest on interest-bearing balances	23	26	80	52
Interest on federal funds sold	506	78	704	399
Interest and dividends on investment securities:
U.S. Treasury and government agencies	701	965	2,433	2,601
State and political subdivision obligations, tax-exempt	495	636	1,698	1,695
Other securities	215	163	597	411
Total Interest Income	24,513	19,583	71,377	46,283
INTEREST EXPENSE
Interest on deposits	5,830	3,183	15,692	6,960
Interest on short-term borrowings	69	38	458	50
Interest on long-term and subordinated debt	847	451	2,384	1,070
Total Interest Expense	6,746	3,672	18,534	8,080
Net Interest Income	17,767	15,911	52,843	38,203
PROVISION FOR LOAN AND LEASE LOSSES	565	100	1,155	225
Net Interest Income After Provision for Loan and Lease Losses	17,202	15,811	51,688	37,978
NONINTEREST INCOME
Income from fiduciary activities	386	325	1,092	851
Service charges on deposits	230	242	665	667
ATM debit card interchange income	434	317	1,148	908
Mortgage banking income	1,091	197	2,605	558
Net gain on sales of SBA loans	275	68	710	477
Merchant services income	115	90	304	261
Earnings from cash surrender value of life insurance	79	76	236	205
Net gain on sales of investment securities	46	30	70	132
Other income	347	826	1,096	1,382
Total Noninterest Income	3,003	2,171	7,926	5,441
NONINTEREST EXPENSE
Salaries and employee benefits	8,425	6,680	23,970	16,286
Occupancy expense, net	1,232	1,063	3,977	2,730
Equipment expense	671	579	1,956	1,531
Pennsylvania bank shares tax expense	359	131	740	473
FDIC Assessment	(131)	187	542	508
Legal and professional fees	311	272	1,204	752
Marketing and advertising expense	238	274	643	693
Software licensing and utilization	1,150	949	3,282	2,634
Telephone expense	150	177	465	480
(Gain) loss on sale or write-down of foreclosed assets	(36)	45	(22)	48
Intangible amortization	355	341	1,078	837
Merger and acquisition expense	—	3,039	—	4,955
Other expenses	1,959	1,533	5,947	4,332
Total Noninterest Expense	14,683	15,270	43,782	36,259
INCOME BEFORE PROVISION FOR INCOME TAXES	5,522	2,712	15,832	7,160
Provision for income taxes	709	548	2,539	1,213
NET INCOME	4,813	2,164	13,293	5,947
Series D preferred stock dividends	—	38	—	38
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,813	$2,126	$13,293	$5,909

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.57	$0.28	$1.57	$0.89
Cash Dividends Paid	$0.18	$0.15	$0.61	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,
	2019	2018

Net income	$4,813	$2,164

Other comprehensive income (loss):

Unrealized income (losses) arising during the period on available-for-sale
securities, net of income taxes of $51 and ($157), respectively	190	(589)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($9) and ($6), respectively (a)	(37)	(23)

Change in defined benefit plans, net of income taxes of ($61) and $66, respectively (b)	(231)	248

Reclassification adjustment for settlement gains and activity related to benefit plans, net
of income taxes of ($4) and ($25), respectively (c)	(17)	(93)

Total other comprehensive income (loss)	(95)	(457)

Total comprehensive income	$4,718	$1,707

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018

Net income	$13,293	$5,947

Other comprehensive income (loss):

Unrealized income (losses) arising during the period on available-for-sale
securities, net of income taxes of $847 and ($730), respectively	3,188	(2,746)

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($14) and $(28), respectively (a)	(56)	(104)

Change in defined benefit plans, net of income tax impact of ($145) and $422, respectively (b)	(545)	1,592

Reclassification adjustment for settlement gains and activity related to benefit plans, net
of income taxes of ($21) and ($105), respectively (c)	(78)	(394)

Total other comprehensive income (loss)	2,509	(1,652)

Total comprehensive income	$15,802	$4,295

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(c)

The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss.  Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.  Please reference Note 12 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2019	$—	$8,460	$177,565	$39,562	$(2,378)	$223,209
Impact of adoption of new accounting standard (a)	—	—	—	316	—	316
Balance at January 1, 2019, adjusted	—	8,460	177,565	39,878	(2,378)	223,525
Net income	—	—	—	4,077	—	4,077
Total other comprehensive income, net of taxes	—	—	—	—	1,807	1,807
Common stock dividends declared	—	—	—	(2,113)	—	(2,113)
Employee Stock Purchase Plan (1,152 shares)	—	1	27	—	—	28
Director Stock Purchase Plan (1,361 shares)	—	1	32	—	—	33
Restricted stock activity	—	—	80	—	—	80
Balance, March 31, 2019	$—	$8,462	$177,704	$41,842	$(571)	$227,437

Net income	—	—	—	4,403	—	4,403
Total other comprehensive income, net of taxes	—	—	—	—	797	797
Common stock dividends declared	—	—	—	(1,524)	—	(1,524)
Employee Stock Purchase Plan (1,411 shares)	—	2	34	—	—	36
Director Stock Purchase Plan (1,336 shares)	—	1	32	—	—	33
Restricted stock activity	—	—	80	—	—	80
Balance, June 30, 2019	$—	$8,465	$177,850	$44,721	$226	$231,262

Net income	—	—	—	4,813	—	4,813
Total other comprehensive loss, net of taxes	—	—	—	—	(95)	(95)
Common stock dividends declared	—	—	—	(1,525)	—	(1,525)
Employee Stock Purchase Plan (1,249 shares)	—	1	30	—	—	31
Director Stock Purchase Plan (1,397 shares)	—	1	34	—	—	35
Restricted stock activity (10,637 shares)	—	11	80	—	—	91
Balance, September 30, 2019	$—	$8,478	$177,994	$48,009	$131	$234,612

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-02. See Note 15 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, CONTINUED (UNAUDITED)

(Dollars in thousands)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2018	$—	$4,242	$40,970	$32,565	$(2,074)	$75,703
Impact of adoption of new accounting standard (a)	—	—	—	(44)	35	(9)
Balance at January 1, 2018, adjusted	—	4,242	40,970	32,521	(2,039)	75,694
Net income	—	—	—	1,004	—	1,004
Total other comprehensive loss, net of taxes	—	—	—	—	(1,867)	(1,867)
Common stock issued to Scottdale shareholders (1,878,827 shares) (b)	—	1,879	62,302	—	—	64,181
Employee Stock Purchase Plan (736 shares)	—	1	23	—	—	24
Director Stock Purchase Plan (938 shares)	—	1	29	—	—	30
Restricted stock activity	—	—	58	—	—	58
Balance, March 31, 2018	$—	$6,123	$103,382	$33,525	$(3,906)	$139,124

Net income	—	—	—	2,779	—	2,779
Total other comprehensive income, net of taxes	—	—	—	—	672	672
Employee Stock Purchase Plan (919 shares)	—	1	31	—	—	32
Director Stock Purchase Plan (881 shares)	—	1	30	—	—	31
Common stock dividends declared	—	—	—	(918)	—	(918)
Restricted stock activity	—	—	55	—	—	55
Balance, June 30, 2018	$—	$6,125	$103,498	$35,386	$(3,234)	$141,775

Net income	—	—	—	2,164	—	2,164
Total other comprehensive loss, net of taxes	—	—	—	—	(457)	(457)
Series D preferred stock issued in connection with the First Priority acquisition	3,404	—	—	—	—	3,404
Series D preferred stock dividends	—	—	—	(38)	—	(38)
Common stock issued to First Priority shareholders (2,320,800 shares) (c)	—	2,321	73,801	—	—	76,122
Employee Stock Purchase Plan (985 shares)	—	1	28	—	—	29
Director Stock Purchase Plan (1,074 shares)	—	1	30	—	—	31
Common stock dividends declared	—	—	—	(1,268)	—	(1,268)
Restricted stock activity (9,467 shares)	—	9	64	—	—	73
Balance, September 30, 2018	$3,404	$8,457	$177,421	$36,244	$(3,691)	$221,835

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 2 to the consolidated financial statements for more information.
(b)	Shares issued on January 8, 2018 as a result of the acquisition of The Scottdale Bank & Trust Company (“Scottdale”). See Note 4 to the consolidated financial statements for more information.
(c)	Shares issued on July 31,2018 as a result of the acquisition of First Priority Financial Corp. (“First Priority”). See Note 3 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net Income	$13,293	$5,947
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,155	225
Depreciation	2,101	1,671
Amortization of intangibles	1,078	837
Net amortization of security discounts/premiums	547	308
Amortization of operating lease right of use assets	1,244	—
Amortization of finance lease right of use asset	105	—
Gain on sales of investment securities	(70)	(132)
Earnings on cash surrender value of life insurance	(253)	(205)
Mortgage loans originated for sale	(116,313)	(35,437)
Proceeds from sales of mortgage loans originated for sale	113,505	33,854
Gain on sale of mortgage loans	(2,605)	(558)
SBA loans originated for sale	(11,187)	(6,061)
Proceeds from sales of SBA loans originated for sale	11,897	6,539
Gain on sale of SBA loans	(710)	(477)
Loss on write-down or disposal of property, plant, and equipment	163	70
(Gain) loss on sale or write-down of foreclosed assets	(22)	48
Stock compensation expense	251	187
Deferred income tax (benefit) expense	(682)	3,526
(Increase) decrease in accrued interest receivable	(170)	355
Increase in other assets	(6,407)	(4,400)
Increase in accrued interest payable	561	528
Net change in operating lease liability	(1,332)	—
Increase (decrease) in other liabilities	1,044	(535)
Net Cash Provided By Operating Activities	7,193	6,290

Investing Activities:
Proceeds from the sale of available-for-sale securities	69,377	155,626
Proceeds from the maturity or call of available-for-sale securities	8,860	15,483
Purchases of available-for-sale securities	(14,911)	(21,142)
Proceeds from the maturity or call of held-to-maturity securities	18,892	8,961
Purchases of held-to-maturity securities	(21,328)	(72,877)
Net cash received from acquisitions	—	72,616
Redemptions of restricted investment in bank stock	541	3,345
Net increase in loans and leases	(87,000)	(75,111)
Proceeds from bank owned life insurance	140	—
Purchases of bank premises and equipment	(1,592)	(8,397)
Proceeds from the sale of foreclosed assets	1,306	194
Net Cash (Used In) Provided By Investing Activities	(25,715)	78,698

Financing Activities:
Net increase in deposits	164,067	23,970
Net decrease in short-term borrowings	(31,100)	(67,165)
Common stock dividends paid	(5,162)	(3,246)
Employee Stock Purchase Plan	95	84
Director Stock Purchase Plan	101	92
Net change in finance lease liability	(26)	—
Proceeds from the issuance of long-term debt	13,500	—
Long-term debt repayment	(2,139)	(152)
Net Cash Provided By (Used In) Financing Activities	139,336	(46,417)

Net increase in cash and cash equivalents	120,814	38,571
Cash and cash equivalents, beginning of period	40,065	23,514
Cash and cash equivalents, end of period	$160,879	$62,085

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$17,973	$6,463
Cash paid for income taxes	3,735	225

Supplemental Noncash Disclosures:
Initial recognition of operating lease right of use assets	$11,661	$—
Initial recognition of operating lease liabilities	12,866	—
Initial recognition of finance lease right of use asset	3,597	—
Initial recognition of finance lease liability	3,597	—
Common stock issued to Scottdale shareholders	—	1,879
Common stock issued to First Priority shareholders	—	2,321
Asset transferred to bank premises and equipment held for sale	1,274	—
Loans transferred to foreclosed assets held for sale	397	1,018

Assets, Liabilities, and Equity in Connection with Mergers (a):

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Assets Acquired:
Securities	$—	$177,016
Loans	—	582,392
Restricted stock	—	2,334
Property and equipment	—	2,643
Foreclosed assets	—	136
Deferred income taxes	—	4,168
Accrued interest receivable	—	3,282
Core deposit intangible	—	7,976
Cash surrender value of life insurance	—	3,363
Other assets	—	1,100
	$—	$784,410

Liabilities Assumed:
Deposits	$—	$714,927
Borrowings	—	49,939
Accrued interest payable	—	1,089
Other liabilities	—	6,213
	$—	$772,168

Equity Assumed:
Preferred stock	$—	$3,404
	$—	$3,404

(a)

The nine months ended September 30, 2018 reflect the impact of both the acquisition of The Scottdale Bank and Trust Company, effective January 8, 2018, and the acquisition of First Priority Financial Corp., effective July 31, 2018.  Please reference Notes 3 and 4 for more information.

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

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the September 30, 2018 and December 31, 2018 balances have been reclassified, when necessary, to conform to the 2019 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  Except for adjustments made related to the adoption of new accounting standards, in the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The comparability of the financial condition and results of operations as of and for the three and nine months ended September 30, 2019 and 2018, in general, have been materially impacted by the acquisitions of First Priority Financial Corp. (“First Priority”) on July 31, 2018 and the acquisition of The Scottdale Bank & Trust Company (“Scottdale”) on January 8, 2018. Refer to Note 3, Acquisition of First Priority Financial Corp, and Note 4, Acquisition of The Scottdale Bank & Trust Company, for additional information.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.

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

MID PENN BANCORP, INC.

Equity Securities

As a result of the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, Mid Penn reports its equity securities with readily determinable fair values at fair value within other assets on the balance sheet, with realized and unrealized gains and losses reported in other expense on the income statement. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income or loss, net of tax.  The adoption of ASU 2016-01 on January 1, 2018 resulted in net unrealized losses of $44,000 being reclassified out of accumulated other comprehensive loss and into retained earnings as reflected on the Consolidated Statement of Changes in Shareholders’ Equity for the period ended September 30, 2018.

As of September 30, 2019 and December 31, 2018, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $509,000 and $492,000, respectively.  No equity securities were sold during the three and nine month periods ended September 30, 2019 or September 30, 2018.

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $134,000 at September 30, 2019 and $159,000 at December 31, 2018.

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less the selling costs at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less estimated costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of September 30, 2019, Mid Penn had $86,000 of residential real estate held in other real estate owned and $104,000 in loans for which formal foreclosure proceedings were in process.  As of December 31, 2018, Mid Penn had $844,000 of residential real estate held in other real estate owned and $211,000 in loans for which formal foreclosure proceedings were in process.

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

MID PENN BANCORP, INC.

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

Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $201,000 at September 30, 2019, and $233,000 at December 31, 2018, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

During the second quarter of 2018, Mid Penn entered into a commitment to purchase an additional limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and will be amortized over a ten year period once the facilities become operational and begin to be occupied.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018.  The total investment in this limited partnership was $5,810,000 and $1,710,000 on September 30, 2019 and December 31, 2018, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $5,860,000 and $6,893,000 at September 30, 2019 and December 31, 2018, respectively.  Core deposit amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $1,033,000 and $816,000 for the nine months ended September 30, 2019 and 2018, respectively.  The amount of core deposit amortization expense was $338,000 and $328,000 for the three months ended September 30, 2019 and 2018, respectively. The core deposit intangible for each respective acquisition (Phoenix in March 2015; Scottdale in January 2018; and First Priority in July 2018) is being amortized over a ten-year period starting at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was the same at both September 30, 2019 and December 31, 2018, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent evaluation, which was performed as of October 31, 2018 using a qualitative analysis.  Changes in economic and operating conditions could result in goodwill impairment in future periods.

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

Merchant Services Income

Merchant services income is processed through third party providers with whom Mid Penn has partnered to provide merchant services to its business customers.  Fees are charged to merchants to process their debit card transactions, cash advance services, and other related products.  Mid Penn receives a percentage of the revenue generated from each joint customer relationship after the respective third party provider has collected the fee income from the merchant.  Payment is primarily received in the following month.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance - September 30, 2019	$(110)	$241	$131

Balance - December 31, 2018	$(3,242)	$864	$(2,378)

Earnings Per Common Share

Earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented. The following data show the amounts used in computing earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$4,813	$2,164	$13,293	$5,947
Less: Dividends on Series D preferred stock	—	38	—	38
Net income available to common shareholders	$4,813	$2,126	$13,293	$5,909

Weighted average common shares outstanding	8,473,080	7,695,469	8,465,249	6,604,027

Basic and diluted earnings per common share	$0.57	$0.28	$1.57	$0.89

Weighted average common shares outstanding increased for the three and nine months ended September 30, 2019 when compared to the same periods in 2018 primarily as a result of the issuance of 2,320,800 shares of Mid Penn common stock on July 31, 2018 in connection with the First Priority acquisition.  There were no dilutive securities impacting the calculation of earnings per common share for the periods ended September 30, 2019 and 2018.

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

MID PENN BANCORP, INC.

The following table presents pro forma information as if the merger between Mid Penn and First Priority had been completed on January 1, 2018.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with First Priority at the beginning of 2018.  The supplemental pro forma earnings for the nine months ended September 30, 2018 exclude $3,661,000 of merger-related costs related to the First Priority acquisition, of which $714,000 was not deductible for federal income tax purposes. Merger-related costs included approximately $1,475,000 of severance and retention bonus expenses for the nine months ended September 30, 2018. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)
	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Net interest income after loan loss provision	$17,373	$48,914
Noninterest income	2,220	5,754
Noninterest expense	13,543	41,352
Net income	5,502	10,995
Net income per common share	0.70	1.49

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

The following table presents pro forma measures as if the merger between Mid Penn Bank and Scottdale had been completed on January 1, 2018.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn Bank merged with Scottdale at the beginning of 2018.  The supplemental pro forma earnings for the nine months ended September 30, 2018 exclude both (i) adjustments to estimate the eight day impact of Scottdale due to immateriality and impracticality and (ii) $1,294,000 of merger-related costs incurred in 2018 related to the Scottdale acquisition, of which $205,000 was not deductible for federal income tax purposes.  Merger-related costs in the nine months ended September 30, 2018 included approximately $518,000 of severance and retention bonus expenses. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Net interest income after loan loss provision	$15,811	$37,978
Noninterest income	2,165	5,371
Noninterest expense	15,232	34,895
Net income	2,196	7,109
Net income per common share	0.29	1.16

MID PENN BANCORP, INC.

(5)	Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at September 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2019
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$32,611	$33	$111	$32,533
Mortgage-backed U.S. government agencies	16,638	8	135	16,511
State and political subdivision obligations	1,059	—	4	1,055
Corporate debt securities	2,250	70	—	2,320
Total available-for-sale debt securities	52,558	111	250	52,419
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	19,421	39	20	19,440
Mortgage-backed U.S. government agencies	67,472	521	119	67,874
State and political subdivision obligations	82,051	2,820	—	84,871
Corporate debt securities	1,528	9	—	1,537
Total held-to-maturity debt securities	170,472	3,389	139	173,722
Total	$223,030	$3,500	$389	$226,141

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$43,270	$10	$1,708	$41,572
Mortgage-backed U.S. government agencies	39,865	—	1,016	38,849
State and political subdivision obligations	30,642	11	1,397	29,256
Corporate debt securities	2,250	—	4	2,246
Total available-for-sale debt securities	116,027	21	4,125	111,923
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	16,985	14	143	16,856
Mortgage-backed U.S. government agencies	65,812	46	1,310	64,548
State and political subdivision obligations	84,034	457	842	83,649
Corporate debt securities	1,539	—	10	1,529
Total held-to-maturity debt securities	168,370	517	2,305	166,582
Total	$284,397	$538	$6,430	$278,505

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

Investment securities having a fair value of $172,084,000 at September 30, 2019 and $214,239,000 at December 31, 2018 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.  Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $155,700,000 as of September 30, 2019 and $36,850,000 as of December 31, 2018.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
September 30, 2019	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	3	$6,988	$12	7	$11,940	$99	10	$18,928	$111
Mortgage-backed U.S. government agencies	1	627	2	14	11,277	133	15	11,904	135
State and political subdivision obligations	2	1,025	4	0	—	—	2	1,025	4
Total temporarily impaired available-for-sale debt securities	6	$8,640	$18	21	$23,217	$232	27	$31,857	$250

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	3	$7,447	$15	1	$2,994	$5	4	$10,441	$20
Mortgage-backed U.S. government agencies	7	11,239	15	15	13,403	104	22	24,642	119
Total temporarily impaired held-to-maturity debt securities	10	$18,686	$30	16	$16,397	$109	26	$35,083	$139
Total	16	$27,326	$48	37	$39,614	$341	53	$66,940	$389

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2018	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	0	$—	$—	21	$38,386	$1,708	21	$38,386	$1,708
Mortgage-backed U.S. government agencies	11	16,740	163	19	22,093	853	30	38,833	1,016
State and political subdivision obligations	3	1,751	23	51	24,520	1,374	54	26,271	1,397
Corporate debt securities	2	1,996	4	0	—	—	2	1,996	4
Total temporarily impaired available-for-sale securities	16	$20,487	$190	91	$84,999	$3,935	107	$105,486	$4,125

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	1	$1,985	$10	3	$8,852	$133	4	$10,837	$143
Mortgage-backed U.S. government agencies	10	16,165	79	35	42,431	1,231	45	58,596	1,310
State and political subdivision obligations	26	11,321	111	77	29,460	731	103	40,781	842
Corporate debt securities	1	1,529	10	0	—	—	1	1,529	10
Total temporarily impaired held to maturity securities	38	$31,000	$210	115	$80,743	$2,095	153	$111,743	$2,305
Total	54	$51,487	$400	206	$165,742	$6,030	260	$217,229	$6,430

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis.  At both September 30, 2019 and December 31, 2018, the majority of available-for-sale securities and held-to-maturity securities in an unrealized loss position were mortgage-backed U.S. government agencies, obligations of state and political subdivisions, and U.S. Treasury and agency securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of September 30, 2019,  December 31, 2018, or September 30, 2018, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three and nine months ended September 30, 2019 and 2018 are shown in the table below.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gains	$64	$30	$133	$141
Realized losses	(18)	—	(63)	(9)
Net gains	$46	$30	$70	$132

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of September 30, 2019.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
September 30, 2019	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$3,990	$3,992
Due after 1 year but within 5 years	19,457	19,403	19,663	19,926
Due after 5 years but within 10 years	16,463	16,505	79,347	81,930
Due after 10 years	—	—	—	—
	35,920	35,908	103,000	105,848

Mortgage-backed securities	16,638	16,511	67,472	67,874
	$52,558	$52,419	$170,472	$173,722

(6)	Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by those rated as “pass” (net of deferred fees and costs of $948,000 as of September 30, 2019 and $647,000 as of December 31, 2018), and the loans classified as “special mention” and “substandard” within Mid Penn’s internal risk rating system as of September 30, 2019 and December 31, 2018, are as follows:

(Dollars in thousands)		Special
September 30, 2019	Pass	Mention	Substandard	Total
Commercial and industrial	$307,083	$11,068	$2,249	$320,400
Commercial real estate	875,155	8,974	7,931	892,060
Commercial real estate - construction	177,111	—	40	177,151
Lease financing	—	—	—	—
Residential mortgage	242,076	56	1,597	243,729
Home equity	69,181	—	59	69,240
Consumer	7,854	—	—	7,854
	$1,678,460	$20,098	$11,876	$1,710,434

(Dollars in thousands)		Special
December 31, 2018	Pass	Mention	Substandard	Total
Commercial and industrial	$276,690	$2,769	$7,059	$286,518
Commercial real estate	850,150	2,432	8,787	861,369
Commercial real estate - construction	141,806	—	367	142,173
Lease financing	53	—	—	53
Residential mortgage	251,151	147	2,245	253,543
Home equity	70,004	—	92	70,096
Consumer	10,315	—	—	10,315
	$1,600,169	$5,348	$18,550	$1,624,067

Mid Penn had no loans classified as doubtful as of September 30, 2019 and December 31, 2018.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	1,787	2,087	—	2,007	2,276	—
Commercial real estate - construction	40	61	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	881	896	—	657	811	—
Home equity	26	27	—	30	106	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$5	$5	$—	$28	$28	$—
Commercial real estate	1,643	1,643	—	1,563	1,563	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	494	494	—	1,208	1,208	—
Home equity	4	4	—	4	4	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$4,527	$4,635	$500
Commercial real estate	537	578	336	721	721	204
Commercial real estate - construction	—	—	—	367	370	38
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$5	$5	$—	$4,555	$4,663	$500
Commercial real estate	3,967	4,308	336	4,291	4,560	204
Commercial real estate - construction	40	61	—	367	370	38
Lease financing	—	—	—	—	—	—
Residential mortgage	1,375	1,390	—	1,865	2,019	—
Home equity	30	31	—	34	110	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	1,917	—	1,872	—
Commercial real estate - construction	40	4	—	—
Lease financing	—	—	—	—
Residential mortgage	889	7	780	11
Home equity	27	—	17	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$11	$—	$24	$—
Commercial real estate	1,630	—	1,470	7
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	1,055	—	677	—
Home equity	4	—	1	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$38	$—	$4,425	$—
Commercial real estate	617	—	703	—
Commercial real estate - construction	—	—	367	—
Lease financing	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$49	$—	$4,449	$—
Commercial real estate	4,164	—	4,045	7
Commercial real estate - construction	40	4	367	—
Lease financing	—	—	—	—
Residential mortgage	1,944	7	1,457	11
Home equity	31	—	18	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Nine Months Ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,697	11	3,040	3
Commercial real estate - construction	40	—	—	—
Lease financing	—	—	—	—
Residential mortgage	1,151	21	769	27
Home equity	38	—	148	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$22	$—	$21	$—
Commercial real estate	1,602	—	1,365	23
Commercial real estate - construction	—	—	—	—
Lease financing	—	—	—	—
Residential mortgage	1,152	—	726	—
Home equity	4	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$1,202	$3	$4,424	$—
Commercial real estate	633	—	456	—
Commercial real estate - construction	183	—	367	—
Lease financing	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,224	$3	$4,445	$—
Commercial real estate	4,932	11	4,861	26
Commercial real estate - construction	223	—	367	—
Lease financing	—	—	—	—
Residential mortgage	2,303	21	1,495	27
Home equity	42	—	148	—
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of September 30, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$5	$4,555
Commercial real estate	3,967	4,291
Commercial real estate - construction	40	367
Residential mortgage	884	1,502
Home equity	30	34
	$4,926	$10,749

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of September 30, 2019 and December 31, 2018 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
September 30, 2019	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$301	$—	$—	$301	$320,094	$320,395	$—
Commercial real estate	230	—	1,745	1,975	888,442	890,417	—
Commercial real estate - construction	—	—	40	40	177,111	177,151	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	35	87	365	487	242,748	243,235	—
Home equity	—	18	—	18	69,218	69,236	—
Consumer	—	—	—	—	7,854	7,854	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	5	5	—	5	—
Commercial real estate	—	—	1,612	1,612	31	1,643	—
Commercial real estate - construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	—	17	158	175	319	494	—
Home equity	—	—	—	—	4	4	—
Consumer	—	—	—	—	—	—	—
Total	$566	$122	$3,925	$4,613	$1,705,821	$1,710,434	$—

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2018	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$17	$—	$4,527	$4,544	$281,946	$286,490	$—
Commercial real estate	685	—	458	1,143	858,663	859,806	—
Commercial real estate - construction	—	—	367	367	141,806	142,173	—
Lease financing	—	—	—	—	53	53	—
Residential mortgage	461	—	277	738	251,597	252,335	—
Home equity	166	22	25	213	69,879	70,092	—
Consumer	57	5	—	62	10,253	10,315	—
Loans acquired with credit deterioration:
Commercial and industrial	23	5	—	28	—	28	—
Commercial real estate	29	—	1,534	1,563	—	1,563	—
Commercial real estate - construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	19	57	913	989	219	1,208	—
Home equity	—	—	4	4	—	4	—
Consumer	—	—	—	—	—	—	—
Total	$1,457	$89	$8,105	$9,651	$1,614,416	$1,624,067	$—

MID PENN BANCORP, INC.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2019	$2,448	$5,312	$45	$—	$476	$482	$7	$1	$8,771
Charge-offs	(12)	(42)	—	—	(3)	—	(9)	—	(66)
Recoveries	1	41	—	—	2	1	1	—	46
Provisions	6	544	1	—	(7)	13	6	2	565
Ending balance,
September 30, 2019	$2,443	$5,855	$46	$—	$468	$496	$5	$3	$9,316

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2019	$2,391	$4,703	$75	$—	$453	$528	$7	$240	$8,397
Charge-offs	(217)	(53)	(40)	—	(3)	—	(57)	—	(370)
Recoveries	44	74	—	—	2	2	12	—	134
Provisions	225	1,131	11	—	16	(34)	43	(237)	1,155
Ending balance,
September 30, 2019	2,443	5,855	46	—	468	496	5	3	9,316
Individually evaluated for impairment	—	336	—	—	—	—	—	—	336
Ending balance:
collectively evaluated for impairment	$2,443	$5,519	$46	$—	$468	$496	$5	$3	$8,980

Loans receivables:
Ending balance	$320,400	$892,060	$177,151	$—	$243,729	$69,240	$7,854	$—	$1,710,434
Ending balance: individually evaluated for impairment	—	2,324	40	—	881	26	—	—	3,271
Ending balance: acquired with credit deterioration	5	1,643	—	—	494	4	—	—	2,146
Ending balance: collectively evaluated for impairment	$320,395	$888,093	$177,111	$—	$242,354	$69,210	$7,854	$—	$1,705,017

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,391	$4,703	$75	$—	$453	$528	$7	$240	$8,397
Ending balance: individually evaluated for impairment	500	204	38	—	—	—	—	—	742
Ending balance: collectively evaluated for impairment	$1,891	$4,499	$37	$—	$453	$528	$7	$240	$7,655

Loans receivable:
Ending balance	$286,518	$861,369	$142,173	$53	$253,543	$70,096	$10,315	$—	$1,624,067
Ending balance: individually evaluated for impairment	4,527	2,728	367	—	811	30	—	—	8,463
Ending balance: acquired with credit deterioration	28	1,563	—	—	1,208	4	—	—	2,803
Ending balance: collectively evaluated for impairment	$281,963	$857,078	$141,806	$53	$251,524	$70,062	$10,315	$—	$1,612,801

MID PENN BANCORP, INC.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2018	$2,120	$4,723	$146	$—	$441	$420	$4	$335	$8,189
Charge-offs	(12)	(34)	—	—	(10)	—	(11)	—	(67)
Recoveries	—	2	—	—	—	—	5	—	7
Provisions	232	130	(12)	—	38	16	7	(311)	100
Ending balance,
September 30, 2018	$2,340	$4,821	$134	$—	$469	$436	$5	$24	$8,229

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2018	1,795	4,435	178	—	428	423	3	344	$7,606
Charge-offs	(142)	(34)	(40)	—	(14)	(167)	(21)	—	(418)
Recoveries	1	807	—	—	—	—	8	—	816
Provisions	686	(387)	(4)	—	55	180	15	(320)	225
Ending balance,
September 30, 2018	2,340	4,821	134	—	469	436	5	24	8,229
Individually evaluated for impairment	489	243	38	—	—	—	—	—	770
Ending balance:
collectively evaluated for impairment	$1,851	$4,578	$96	$—	$469	$436	$5	$24	$7,459

Loans receivables:
Ending balance	$269,150	$812,822	$145,368	$132	$255,386	$73,849	$10,579	$—	$1,567,286
Ending balance: individually evaluated for impairment	4,527	2,890	367	—	832	25	—	—	8,641
Ending balance: acquired with credit deterioration	28	1,456	—	—	1,264	4	—	—	2,752
Ending balance: collectively evaluated for impairment	$264,595	$808,476	$145,001	$132	$253,290	$73,820	$10,579	$—	$1,555,893

The recorded investments in troubled debt restructured loans at September 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
September 30, 2019	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	$2,670	$2,571	$1,894
Residential mortgage	677	675	497
	$3,347	$3,246	$2,391

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2018	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,302
Commercial real estate	2,940	2,841	2,201
Residential mortgage	677	675	516
Home equity	14	14	1
	$7,741	$7,990	$7,020

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

Mid Penn’s troubled debt restructured loans at September 30, 2019 totaled $2,391,000 and included $1,894,000 attributable to eight loans among three relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $1,423,000 of the total $1,894,000 of these nonaccrual impaired troubled debt restructured loans.  The remaining troubled debt restructurings were three loans totaling $497,000 representing accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modification.

Mid Penn’s troubled debt restructured loans at December 31, 2018 totaled $7,020,000, and included $6,503,000 attributable to ten loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $5,463,000 of the total $6,503,000 in nonaccrual impaired troubled debt restructured loans.  The remaining four loans totaling $517,000 represented accruing impaired loans to unrelated borrowers in compliance with the terms of the modification, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $516,000 and one loan being an accruing impaired home equity loan of $1,000.  As of December 31, 2018, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2018.

The decrease in the troubled debt restructured loan balance when comparing September 30, 2019 to December 31, 2018 was largely due to the successful workout of two nonaccrual troubled debt restructured loans totaling $4,572,000 during the nine months ended September 30, 2019. There were no troubled debt restructured loans added during the three or nine months ended September 30, 2019 or 2018.  As a result of management evaluations at September 30, 2019, September 30, 2018, and December 31, 2018, management believes that any necessary specific allocations or charge-offs were taken as appropriate. There were no charge-offs associated with existing troubled debt restructured loan relationships for the three or nine months ended September 30, 2019 or 2018. There were no troubled debt restructured loans that defaulted within twelve months of restructure during the three or nine months ended September 30, 2019 and 2018.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix Bancorp, Inc. (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three and nine months ended September 30, 2019.

(Dollars in thousands)
	Three Months Ended September 30,
	2019	2018
Accretable yield, beginning of period	$197	$300
Acquisition of impaired loans	—	125
Accretable yield amortized to interest income	(55)	(61)
Accretable yield, end of period	$142	$364

	Nine Months Ended September 30,
	2019	2018
Accretable yield, beginning of period	$309	$67
Acquisition of impaired loans	—	430
Accretable yield amortized to interest income	(167)	(133)
Accretable yield, end of period	$142	$364

(7)Bank Premises and Equipment Held For Sale

As of September 30, 2019, bank premises and equipment held for sale totaled $1,274,000 and consisted of the land and facility for one full service retail banking property. These assets were classified as held for sale due to both (i) Mid Penn’s intent to sell the existing retail office building and land upon relocation of the full service branch staff and operations to a nearby leased facility, and (ii) satisfaction of all the criteria for held-for-sale presentation as stated in ASC 360, Property, Plant, and Equipment.  An impairment charge of $105,000 to adjust the carrying value of the property to reflect the lower of cost or market value was recorded in the first quarter of 2019 and is reflected in the results for the nine month period ended September 30, 2019.  The impairment charge is included in other expenses on the Consolidated Statements of Income.  The Bank had executed an agreement to sell the property with settlement to occur prior to September 30, 2019.  During the third quarter of 2019, the Bank extended the agreement to sell the property with settlement to occur prior to December 31, 2019.

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

There were no sale and leaseback transactions or leveraged leases as of September 30, 2019.  During the third quarter of 2019, the Bank entered into a lease agreement for a new branch location commencing on October 1, 2019 and amended a previously existing lease agreement to extend the term of the original lease with the new lease term commencing November 1, 2019.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of September 30, 2019.

(Dollars in thousands)	September 30, 2019
	Operating Leases	Finance Lease
Right of use asset	$10,416	$3,492
Lease liability	$11,534	$3,571
Weighted average remaining lease term (in years)	9.17	19.42
Weighted average discount rate	3.43%	3.81%

A summary of lease costs during the three and nine months ended September 30, 2019 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization of right-of-use asset	$45	$105
Interest expense on lease liability	34	80
Total finance lease cost	79	185
Operating lease cost	515	1,545
Short-term lease cost	—	—
Variable lease cost	—	—
Sublease income	(6)	(18)
Total lease costs	$588	$1,712

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$80
Operating cash flows from operating leases	1,633
Financing cash flows from finance leases	26

MID PENN BANCORP, INC.

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	September 30, 2019
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$530	$54
After one but within two years	1,965	216
After two but within three years	1,603	217
After three but within four years	1,464	217
After four but within five years	1,245	217
After five years	6,691	4,244
Total undiscounted cash flows	13,498	5,165
Discount on cash flows	(1,964)	(1,594)
Total lease liability	$11,534	$3,571

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

There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2019 or 2018.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$32,533	$—	$32,533	$—
Mortgage-backed U.S. government agencies	16,511	—	16,511	—
State and political subdivision obligations	1,055	—	1,055	—
Corporate debt securities	2,320	—	2,320	—
Other assets:
Equity securities	509	509	—	—
Total	$52,928	$509	$52,419	$—

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$41,572	$—	$41,572	$—
Mortgage-backed U.S. government agencies	38,849	—	38,849	—
State and political subdivision obligations	29,256	—	29,256	—
Corporate debt securities	2,246	—	2,246	—
Other assets:
Equity securities	492	492	—	—
Total	$112,415	$492	$111,923	$—

MID PENN BANCORP, INC.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$879	$—	$—	$879
Bank Premises and Equipment Held for Sale	1,274	—	—	1,274
Foreclosed Assets Held for Sale	130	—	—	130

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,935	$—	$—	$4,935
Foreclosed Assets Held for Sale	581	—	—	581

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$879	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	0% - 69%	36%
Bank Premises and Equipment Held for Sale	1,274	Negotiated sales contract (c)	Selling costs (c)	2% - 2%	2%
Foreclosed Assets Held for Sale	130	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	24% - 27%	25%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,935	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% - 100%	40%
Foreclosed Assets Held for Sale	581	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	17% - 17%	17%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

(c)

Fair value was determined through a negotiated sales contract executed during the first quarter of 2019, adjusted for selling costs.  See Note 7 – Bank Premises and Equipment Held For Sale for more information.

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

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2019 and December 31, 2018.

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$160,879	$160,879	$40,065	$40,065
Available-for-sale investment securities	52,419	52,419	111,923	111,923
Held-to-maturity investment securities	170,472	173,722	168,370	166,582
Equity securities	509	509	492	492
Loans held for sale	7,115	7,115	1,702	1,702
Net loans and leases	1,701,118	1,738,201	1,615,670	1,622,287
Restricted investment in bank stocks	6,105	6,105	6,646	6,646
Accrued interest receivable	8,414	8,414	8,244	8,244

Financial liabilities:
Deposits	$1,890,093	1,894,019	$1,726,026	$1,725,674
Short-term borrowings	12,000	12,000	43,100	43,100
Long-term debt (a)	59,400	54,330	48,024	44,585
Subordinated debt	27,067	25,304	27,082	24,881
Accrued interest payable	2,823	2,823	2,262	2,262
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of September 30, 2019 and December 31, 2018.

MID PENN BANCORP, INC.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2019 and December 31, 2018.  Carrying values approximate fair values for cash and cash equivalents, interest-bearing time balances with other financial institutions, loans held for sale, restricted investment in bank stocks, mortgage servicing rights, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2019	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$170,472	$173,722	$—	$173,722	$—
Net loans and leases	1,701,118	1,738,201	—	—	1,738,201

Financial instruments - liabilities
Deposits	$1,890,093	$1,894,019	$—	$1,894,019	$—
Long-term debt (a)	59,400	54,330	—	54,330	—
Subordinated debt	27,067	25,304	—	25,304	—

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2018	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$168,370	$166,582	$—	$166,582	$—
Net loans and leases	1,615,670	1,622,287	—	—	1,622,287

Financial instruments - liabilities
Deposits	$1,726,026	$1,725,674	$—	$1,725,674	$—
Long-term debt	48,024	44,585	—	44,585	—
Subordinated debt	27,082	24,881	—	24,881	—

(a)	Long-term debt excludes finance lease obligations.

(10)	Guarantees and Commitments

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $27,757,000 and $20,839,000 of standby letters of credit outstanding as of September 30, 2019 and December 31, 2018, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of September 30, 2019 and December 31, 2018 for payment under standby letters of credit issued was not material.

MID PENN BANCORP, INC.

Commitments

During the second quarter of 2018, Mid Penn entered into a commitment to purchase an additional limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and will be amortized over a ten year period once the facilities become operational and begin to be occupied.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018.  The total investment in this limited partnership was $5,810,000 and $1,710,000 on September 30, 2019 and December 31, 2018, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.

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

MID PENN BANCORP, INC.

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

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $119,000 at September 30, 2019 and $143,000 at December 31, 2018.

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

As a result of the acquisition of Scottdale, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn contributed $600,000 to the defined benefit pension plan during the three and nine months ended September 30, 2019.  A December 31 measurement date for the plan is used.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Service cost	$36	$82	$-	$1
Interest cost	65	107	5	4
Expected return on plan assets	(63)	(106)	—	—
Amortization (accretion) of prior service cost	—	4	(5)	(5)
Amortization of net (gain) or loss	(15)	—	(1)	—
Settlement gain	—	(117)	—	—
Net periodic benefit (income) expense	$23	$(30)	$(1)	$—

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2019	2018	2019	2018
Service cost	$107	$242	$2	$3
Interest cost	194	322	13	13
Expected return on plan assets	(190)	(317)	—	—
Amortization (accretion) of prior service cost	—	13	(15)	(15)
Amortization of net (gain) or loss	(44)	—	(3)	—
Settlement gain	(37)	(497)	—	—
Net periodic benefit expense (income)	$30	$(237)	$(3)	$1

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets, amortization (accretion) of prior service cost, and amortization of (gain) loss are reported as a component of other income.

MID PENN BANCORP, INC.

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

The terms of the Mid Penn Preferred Stock were no less favorable than those of the First Priority Preferred Stock as in effect immediately prior to the Merger. Dividends were payable quarterly on February 15, May 15, August 15 and November 15 of each year. The dividend rate on the Mid Penn Preferred Stock was fixed at 9%.  For the three and nine months ended September 30, 2018, Mid Penn accrued $38,000 of Mid Penn Preferred Stock dividends which were subsequently paid on November 15, 2018.

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of the Mid Penn Preferred Stock at the $1,000 liquidation value.  The redemption of the $3,404,000 of the Mid Penn Preferred Stock was completed and final preferred stock dividend payments were made on December 14, 2018.  Accordingly, no preferred stock was outstanding at either December 31, 2018 or September 30, 2019, and no preferred stock dividends were paid during the first nine months of 2019.

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

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of September 30, 2019, a total of 57,655 restricted shares were granted under the Plan, of which 2,346 shares were forfeited and available for reissuance, 27,270 shares were vested, and the remaining 28,039 shares were unvested. No shares were forfeited during the nine months ended September 30, 2019, while 490 shares were forfeited due to a voluntary termination of an employee during the nine months ended September 30, 2018. The Plan shares granted and vested resulted in $90,000 in share-based compensation expense for the three months ended September 30, 2019, while $74,000 of share-based compensation expense was recorded for the three months ended September 30, 2018.  Compensation expense related to the Plan was $250,000 and $187,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

MID PENN BANCORP, INC.

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

ASU 2016-13 has tiered effective dates, with early adoption permitted for all entities as of the fiscal year beginning after December 15, 2018.  For public business entities that are SEC filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021.

In July 2019, FASB voted to propose a delay in the implementation date of ASU 2016-13 for smaller reporting companies (SRCs) until January 1, 2023.  The effective date for larger SEC filers would remain unchanged at January 1, 2020.  In October 2019, FASB approved and finalized the delay of the implementation date for SRCs as proposed.  Mid Penn is considered a SRC as of the most recent measurement date of June 30, 2019; therefore, pending release of this ASU, the approval of this deferral results in Mid Penn delaying the adoption of ASU 2016-13 by three years from January 1, 2020 to January 1, 2023.  Mid Penn will continue to monitor our status as an SRC through the January 1, 2023 adoption date.

Mid Penn is currently evaluating the details of this ASU and the impact the guidance will have on Mid Penn’s consolidated financial statements.  Mid Penn expects that it is possible that the ASU may result in an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities.  The amount of the change in the allowance for credit losses, if any, resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.  Mid Penn will continue to collect the required data elements needed to perform the calculation in advance of the January 1, 2023 adoption date.

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

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of September 30, 2019, compared to year-end 2018, and the Results of Operations for the three and nine months ended September 30, 2019, compared to the same periods in 2018.  For comparative purposes, the September 30, 2018 and December 31, 2018 balances have been reclassified when, and if necessary, to conform to the 2019 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

•

the risks of changes in interest rates and the yield curve on the level and composition of deposits and other funding sources, loan demand and yields, values of loan collateral, securities and yields, and interest rate protection agreements;

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

Results of Operations

Overview

Net income available to common shareholders was $4,813,000 or $0.57 per common share, for the quarter ended September 30, 2019, compared to net income of $2,126,000 or $0.28 per common share for the quarter ended September 30, 2018. During the nine months ended September 30, 2019, net income was $13,293,000 or $1.57 per common share, versus $5,909,000 or $0.89 per common share, for the nine months ended September 30, 2018.

Net income as a percent of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Return on average assets	0.87%	0.46%	0.83%	0.51%
Return on average equity	8.19%	4.34%	7.76%	4.94%

The results for the three and nine months ended September 30, 2019 and 2018, in general, were materially impacted by the acquisitions of Scottdale and First Priority. Please refer to Notes 3 and 4 to the consolidated financial statements under Item 1 for more information on Mid Penn’s completed acquisitions of Scottdale and First Priority.

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three and nine months ended September 30, 2019 and 2018.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended September 30, 2019 and 2018.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	September 30, 2019				September 30, 2018
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$4,687	$23		1.95%	$6,432	$26		1.60%
Investment Securities:
Taxable	139,423	791		2.25%	174,938	1,073		2.43%
Tax-Exempt	84,888	627	(a)	2.93%	109,627	805	(a)	2.91%
Total Securities	224,311	1,418		2.51%	284,565	1,878		2.62%

Federal Funds Sold	94,800	506		2.12%	15,413	78		2.01%
Loans and Leases, Net	1,689,378	22,649	(b)	5.32%	1,398,731	17,786	(b)	5.04%
Restricted Investment in Bank Stocks	6,296	125		7.88%	3,675	55		5.94%
Total Earning Assets	2,019,472	24,721		4.86%	1,708,816	19,823		4.60%

Cash and Due from Banks	33,183				31,570
Other Assets	148,447				97,523
Total Assets	$2,201,102				$1,837,909

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$431,928	1,178		1.08%	$383,550	667		0.69%
Money Market	470,643	2,073		1.75%	333,777	836		0.99%
Savings	182,537	158		0.34%	209,673	179		0.34%
Time	460,324	2,421		2.09%	400,414	1,501		1.49%
Total Interest-bearing Deposits	1,545,432	5,830		1.50%	1,327,414	3,183		0.95%

Short-term Borrowings	9,284	69		2.95%	8,290	38		1.82%
Long-term Debt	63,601	456		2.84%	16,199	114		2.79%
Subordinated Debt	27,068	391		5.73%	23,537	337		5.68%
Total Interest-bearing Liabilities	1,645,385	6,746		1.63%	1,375,440	3,672		1.06%

Noninterest-bearing Demand	299,889				256,917
Other Liabilities	22,755				11,339
Shareholders' Equity	233,073				194,213
Total Liabilities & Shareholders' Equity	$2,201,102				$1,837,909

Net Interest Income (taxable equivalent basis)		$17,975				$16,151
Taxable Equivalent Adjustment		(208)				(240)
Net Interest Income		$17,767				$15,911

Total Yield on Earning Assets				4.86%				4.60%
Rate on Supporting Liabilities				1.63%				1.06%
Average Interest Spread				3.23%				3.54%
Net Interest Margin				3.53%				3.75%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $132,000 and $169,000 for the three months ended September 30, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at September 30, 2019 and 2018.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $76,000 and $71,000 for the three months ended September 30, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at September 30, 2019 and 2018.

MID PENN BANCORP, INC.

	Three months ended
	September 30, 2019 vs. 2018
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(7)	$4	$(3)
Investment Securities:
Taxable	(218)	(64)	(282)
Tax-Exempt	(182)	4	(178)
Total Securities	(400)	(60)	(460)

Federal Funds Sold	402	26	428
Loans and Leases, Net	3,696	1,167	4,863
Restricted Investment Bank Stocks	39	31	70
Total Interest Income	3,730	1,168	4,898

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	84	427	511
Money Market	343	894	1,237
Savings	(23)	2	(21)
Time	225	695	920
Total Interest Bearing Deposits	629	2,018	2,647

Short-term Borrowings	5	26	31
Long-term Debt	334	8	342
Subordinated Debt	51	3	54
Total Interest Expense	1,019	2,055	3,074

NET INTEREST INCOME	$2,711	$(887)	$1,824

Taxable-equivalent net interest income was $17,975,000 for the three months ended September 30, 2019, an increase of $1,824,000 or 11 percent compared to the three months ended September 30, 2018.  Net interest income during the third quarter of 2019 was positively influenced by the full-quarter impact of the loans and investment securities acquired during the First Priority transaction on July 31, 2018, as well as organic growth occurring after September 30, 2018.

For the three months ended September 30, 2019, Mid Penn’s tax-equivalent net interest margin was 3.53% compared to 3.75% for the three months ended September 30, 2018. This decrease in net interest margin was driven by successful growth in deposits in both the third quarter and full-year 2019, as Mid Penn had a higher average balance of demand deposits and liquid assets which were temporarily invested in overnight federal funds sold in anticipation of redeployment of some of this excess funding for future loan growth, repayment of maturing wholesale borrowings, and near-term redemptions of brokered CDs. The net interest margin was also impacted by an increase in the cost of deposits, particularly money market accounts and time deposits.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the nine months ended September 30, 2019 and 2018.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended
(Dollars in thousands)	September 30, 2019				September 30, 2018
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$5,287	$80		2.02%	$4,993	$52		1.39%
Investment Securities:
Taxable	154,617	2,718		2.35%	163,900	2,824		2.30%
Tax-Exempt	97,814	2,149	(a)	2.94%	100,305	2,145	(a)	2.86%
Total Securities	252,431	4,867		2.58%	264,205	4,969		2.51%

Federal Funds Sold	42,855	704		2.20%	31,327	399		1.70%
Loans and Leases, Net	1,661,695	66,103	(b)	5.32%	1,131,410	41,320	(b)	4.88%
Restricted Investment in Bank Stocks	6,094	312		6.85%	3,141	188		8.00%
Total Earning Assets	1,968,362	72,066		4.90%	1,435,076	46,928		4.37%

Cash and Due from Banks	29,539				29,801
Other Assets	144,918				78,126
Total Assets	$2,142,819				$1,543,003

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$404,712	3,015		1.00%	$368,362	1,687		0.61%
Money Market	429,421	5,433		1.69%	288,064	1,917		0.89%
Savings	191,027	495		0.35%	183,617	329		0.24%
Time	472,872	6,749		1.91%	277,239	3,027		1.46%
Total Interest-bearing Deposits	1,498,032	15,692		1.40%	1,117,282	6,960		0.83%

Short-term Borrowings	21,606	458		2.83%	3,775	50		1.77%
Long-term Debt	56,016	1,217		2.90%	13,598	263		2.59%
Subordinated Debt	27,074	1,167		5.76%	19,403	807		5.56%
Total Interest-bearing Liabilities	1,602,728	18,534		1.55%	1,154,058	8,080		0.94%

Noninterest-bearing Demand	288,362				216,037
Other Liabilities	22,745				12,849
Shareholders' Equity	228,984				160,059
Total Liabilities & Shareholders' Equity	$2,142,819				$1,543,003

Net Interest Income (taxable equivalent basis)		$53,532				$38,848
Taxable Equivalent Adjustment		(689)				(645)
Net Interest Income		$52,843				$38,203

Total Yield on Earning Assets				4.90%				4.37%
Rate on Supporting Liabilities				1.55%				0.94%
Average Interest Spread				3.35%				3.44%
Net Interest Margin				3.64%				3.62%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $451,000 and $450,000 for the nine months ended September 30, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at September 30, 2019 and 2018.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $238,000 and $195,000 for the nine months ended September 30, 2019 and 2018, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at September 30, 2019 and 2018.

MID PENN BANCORP, INC.

	Nine months ended
	September 30, 2019 vs. 2018
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$3	$25	$28
Investment Securities:
Taxable	(160)	54	(106)
Tax-Exempt	(53)	57	4
Total Securities	(213)	111	(102)

Federal Funds Sold	147	158	305
Loans and Leases, Net	19,366	5,417	24,783
Restricted Investment Bank Stocks	177	(53)	124
Total Interest Income	19,480	5,658	25,138

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	166	1,162	1,328
Money Market	941	2,575	3,516
Savings	13	153	166
Time	2,136	1,586	3,722
Total Interest Bearing Deposits	3,256	5,476	8,732

Short-term Borrowings	236	172	408
Long-term Debt	820	134	954
Subordinated Debt	319	41	360
Total Interest Expense	4,631	5,823	10,454

NET INTEREST INCOME	$14,849	$(165)	$14,684

Taxable-equivalent net interest income was $53,532,000 for the nine months ended September 30, 2019, an increase of $14,684,000 or 38 percent compared to the nine months ended September 30, 2018.  Net interest income for the nine months ended September 30, 2019 was positively influenced by the full-year impact of the loans and investment securities acquired during the First Priority transaction on July 31, 2018.

For the nine months ended September 30, 2019, Mid Penn’s tax-equivalent net interest margin was 3.64% versus 3.62% for the nine months ended September 30, 2018. Year-over-year increases in yields on interest-earning assets and growth in noninterest-bearing deposits more than offset the impact of both (i) the rising cost of both deposit and borrowed funds as a result of the FOMC rate increases in 2018, and (ii) the higher volume of wholesale funding sources, including brokered time deposits and subordinated debt assumed in the First Priority acquisition, and other short-term borrowings added since September 30, 2018 to support liquidity and interest rate management while also partially funding loan growth.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first nine months of 2019, and shifting collateral values from December 31, 2018 to September 30, 2019.

MID PENN BANCORP, INC.

Management performs a monthly evaluation of the adequacy of the loan and lease loss allowance and based on this evaluation, a loan loss provision of $565,000 and $100,000 was recorded for the three months ended September 30, 2019 and 2018, respectively.  During the nine months ended September 30, 2019, the loan loss provision was $1,155,000 compared to $225,000 for the nine months ended September 30, 2018. The allowance for loan and lease losses as a percentage of total loans was 0.54% at September 30, 2019, 0.52% at December 31, 2018, and 0.53% at September 30, 2018. This ratio reflects the impact of the entire portfolio of First Priority loans being added after September 30, 2018 at fair value with no accompanying loan and lease loss allowance in accordance with purchase accounting GAAP.  For further discussion of factors affecting the provision for loan and lease losses, please see Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses in the Financial Condition section of this Management’s Discussion and Analysis.

Noninterest Income

During the three months ended September 30, 2019, noninterest income totaled $3,003,000, an increase of $832,000 or 38 percent, compared to noninterest income of $2,171,000 for the three months ended September 30, 2018.  For the nine months ended September 30, 2019, noninterest income totaled $7,926,000, an increase of $2,485,000 or 46 percent, compared to noninterest income of $5,441,000 for the same period in 2018.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
Income from fiduciary activities	$386	$325	$61	19%
ATM debit card interchange income	434	317	117	37%
Mortgage banking income	1,091	197	894	454%
Merchant services income	115	90	25	28%
Net gain on sales of SBA loans	275	68	207	304%
Net gain on sales of investment securities	46	30	16	53%
Other income	347	826	(479)	-58%

(Dollars in Thousands)	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance
Income from fiduciary activities	$1,092	$851	$241	28%
ATM debit card interchange income	1,148	908	240	26%
Mortgage banking income	2,605	558	2,047	367%
Merchant services income	304	261	43	16%
Net gain on sales of SBA loans	710	477	233	49%
Net gain on sales of investment securities	70	132	(62)	-47%
Other income	1,096	1,382	(286)	-21%

Mortgage banking income was $2,605,000 for the nine months ended September 30, 2019, an increase of $2,047,000 or over 350 percent compared to mortgage banking income of $558,000 for the nine months ended September 30, 2018.  Longer-term mortgage interest rates have declined significantly in the first nine months of 2019, resulting in a higher level of mortgage originations and secondary-market loan sales during the first nine months of 2019 when compared to the same period in 2018.  Additionally, Mid Penn expanded its team of residential mortgage originators in southeastern Pennsylvania during the first quarter of 2019, contributing to the larger volume of mortgage loans originated and sold in the nine months ended September 30, 2019.

Income from fiduciary activities was $1,092,000 for the nine months ended September 30, 2019, an increase of $241,000 or 28 percent, compared to fiduciary income of $851,000 for the nine months ended September 30, 2018. These additional revenues were attributed to continued growth in trust assets under management, and increased sales of retail investment products, as a result of successful business development efforts by Mid Penn’s trust and wealth management team.

ATM debit card interchange income was $1,148,000 for the nine months ended September 30, 2019, an increase of $240,000 or 26 percent compared to interchange income of $908,000 for the nine months ended September 30, 2018. The increase resulted from increasing card-transaction usage across our customer base, as well as the added volume from demand deposit accounts assumed in the First Priority acquisition.

Net gains on sales of SBA loans were $710,000 for the nine months ended September 30, 2019, an increase of $233,000 or 49 percent compared to net gains on sales of SBA loans of $477,000 during the same period in 2018.  The increase reflects a higher volume of loans settling in 2019 despite less favorable SBA loan rates year-over-year.

For the nine months ended September 30, 2019, merchant services income totaled $304,000, an increase of $43,000 or 16 percent, compared $261,000 for the nine months ended September 30, 2018, reflecting an increase in the volume of business customers utilizing merchant services to process their debit card transactions, cash advances, and other related products.

Other income was $1,096,000 for the nine months ended September 30, 2019, a decrease of $286,000 compared to other income of $1,382,000 for the nine months ended September 30, 2018.  Although wire transfer, letter of credit, and other fees increased in 2019, these were more than offset by

MID PENN BANCORP, INC.

a decline in pension settlement gain income year over year. During the first three quarters of 2018, Mid Penn recognized $497,000 of defined benefit pension plan settlement gains from certain plan participants receiving lump sum benefit payouts (the plan and related liabilities were assumed as a result of the Scottdale acquisition).  During the first three quarters of 2019, a lower amount of pension plan lump sum payouts occurred, with related settlement gains totaling $37,000.  Pension settlement gains are not expected to be a recurring item on a going-forward basis.

Net gains on sales of securities were $70,000 for the nine months ended September 30, 2019, a decrease of $62,000 compared to net gains on sales of securities of $132,000 for the nine months ended September 30, 2018. During the first three quarters of 2018, some investment securities acquired from Scottdale were subsequently sold at gains to ensure that the overall portfolio was in alignment with Mid Penn’s investment management objectives.  The volume of investment sales, and realized gains, were less during the first nine months of 2019, with such sales related primarily in support of interest rate risk and liquidity management.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2019 totaled $14,683,000, a decrease of $587,000 or 4 percent compared to noninterest expenses of $15,270,000 for the three months ended September 30, 2018.  For the nine months ended September 30, 2019, noninterest expense totaled $43,782,000, an increase of $7,523,000 or 21 percent, compared to noninterest expense of $36,259,000 for the same period in 2018.  The increase in noninterest expense for the nine-month period was driven by both (i) the impact of the staff, facilities, and technology licensing costs added as a result of the acquisition of First Priority in July 2018, and (ii) the 2019 expansion of Mid Penn’s mortgage banking division in the southeastern Pennsylvania market.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2019 versus the corresponding period in 2018:

(Dollars in Thousands)	Three Months Ended September 30,
	2019	2018	$ Variance	% Variance
Salaries and employee benefits	$8,425	$6,680	$1,745	26%
Occupancy expense, net	1,232	1,063	169	16%
Equipment expense	671	579	92	16%
Pennsylvania bank shares tax expense	359	131	228	174%
FDIC Assessment	(131)	187	(318)	-170%
Legal and professional fees	311	272	39	14%
Software licensing and utilization	1,150	949	201	21%
Intangible amortization	355	341	14	4%
Merger and acquisition expense	—	3,039	(3,039)	-100%
Other expenses	1,959	1,533	426	28%

(Dollars in Thousands)	Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance
Salaries and employee benefits	$23,970	$16,286	$7,684	47%
Occupancy expense, net	3,977	2,730	1,247	46%
Equipment expense	1,956	1,531	425	28%
Pennsylvania bank shares tax expense	740	473	267	56%
FDIC Assessment	542	508	34	7%
Legal and professional fees	1,204	752	452	60%
Software licensing and utilization	3,282	2,634	648	25%
Intangible amortization	1,078	837	241	29%
Merger and acquisition expense	—	4,955	(4,955)	-100%
Other expenses	5,947	4,332	1,615	37%

Salaries and employee benefits expenses were $23,970,000 during the nine months ended September 30, 2019, an increase of $7,684,000 or 47 percent, versus the same period in 2018, with the increase primarily attributable to (i) the full-year impact of the compensation and benefit costs of the staff additions at the eight office locations added through the First Priority acquisition, effective July 31, 2018, and (ii) the back-office and loan originator staff additions as a result of the expansion of the mortgage banking division.

Occupancy expenses increased $1,247,000 or 46 percent during the first nine months of 2019 compared to the same period in 2018.  Similarly, equipment expense increased $425,000 or 28 percent during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  These increases related to (i) the incremental facilities operating costs, including rent, utilities, and depreciation expense for the buildings and equipment associated with the acquisition of the First Priority retail offices, and (ii) an investment in a corporate administrative facility to promote long-term operational and processing efficiencies by centralizing several back-office functions supporting the broader franchise.

Pennsylvania bank shares tax expense was $740,000 for the nine months ended September 30, 2019, an increase of $267,000 or 56 percent compared to $473,000 for the nine months ended September 30, 2018.  The increase in assessment expense generally reflects the larger total shareholder equity balance (from both acquisition and organic growth activity) upon which the tax is based.

MID PENN BANCORP, INC.

FDIC assessment expense was $542,000 for the nine months ended September 30, 2019, an increase of $34,000 or 7 percent compared to $508,000 for the nine months ended September 30, 2018.  The third quarter of 2019 reflects the receipt of $492,000 of FDIC small bank assessment credits which were applied to FDIC assessment expense.  Mid Penn received notification from the FDIC that the FDIC’s Deposit Insurance Fund reserve ratio met a threshold resulting in the FDIC providing the Bank with the credit, which was applied to assessment liability accruals for both the second and third quarters of 2019.  The credit received during 2019 partially offset an increase in total assessment expense when comparing to the same period in 2018, primarily due the year-over-year increase in total average assets of the Bank on which the assessment is based.

Legal and professional fees for the nine months ended September 30, 2019 increased by $452,000 or 60 percent compared to the same period in 2018 due to increased use and costs of third-party providers for information technology support, human resources services, external audit, and loan review services.

Software licensing and utilization costs were $3,282,000 during the nine months ended September 30, 2019, an increase of $648,000 or 25 percent compared to $2,634,000 for the nine months ended September 30, 2018. The increase is a result of additional transaction volume based costs and licensing fees related to the addition of the locations, staff  and accounts for the First Priority offices acquired in July 2018, the Pillow branch added in September 2018, and the expanded mortgage banking division added during the first quarter of 2019.  Additionally, Mid Penn continued to invest in upgrades to internal systems to enhance data management and storage capabilities given the larger company profile.

Intangible amortization increased from $837,000 during the nine months ended September 30, 2018 to $1,078,000 during the same period in 2019 due to the full nine-month impact of the core deposit intangible asset added from the First Priority acquisition on July 31, 2018.

Other expenses were $5,947,000 during the nine months ended September 30, 2019, an increase of $1,615,000 or 37 percent compared to other expense of $4,332,000 for the same period in 2018.  As the First Priority acquisition and organic growth have increased the organization’s geographic profile and employee base, several categories within other expense experienced increases, including insurance costs, charitable donations, stationary and supplies, printing, loan collection costs, and directors’ fees.

No merger expenses were recorded during the nine months ended September 30, 2019.  During the first nine months of 2018, merger and acquisition expenses totaling $4,955,000 were recorded including investment banking fees, merger-related legal and professional fees, severance costs, and information technology conversion/termination costs incurred for the 2018 acquisitions of First Priority and Scottdale.

Income Taxes

The provision for income taxes was $709,000 for the three months ended September 30, 2019 compared to $548,000 for the three months ended September 30, 2018.  The third quarter of 2019 reflects a favorable adjustment to income tax expense of $277,000 for certain permanent nonrecurring tax benefits recorded within the current quarter. The effective tax rate for the three months ended September 30, 2019 was 12.8 percent compared to 20.2 percent for the three months ended September 30, 2018.   The provision for income taxes was $2,539,000 for the nine months ended September 30, 2019 compared to $1,213,000 for the nine months ended September 30, 2018.  The effective tax rate for the nine months ended September 30, 2019 was 16.0 percent compared to 16.9 percent for the nine months ended September 30, 2018.

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

Financial Condition

Overview

Mid Penn’s total assets were $2,248,899,000 as of September 30, 2019, reflecting an increase of $170,918,000 or 8 percent compared to total assets of $2,077,981,000 as of December 31, 2018.  Asset growth during the first nine months of 2019 was primarily attributable to (i) net organic loan growth, (ii) an increase in liquid assets primarily from demand deposit growth, and (iii) the recording of operating and finance lease right of use assets as a result of Mid Penn’s adoption of Accounting Standard Codification (ASC) 842 – Leases effective January 1, 2019.

MID PENN BANCORP, INC.

Loans

Total loans at September 30, 2019 were $1,710,434,000 compared to $1,624,067,000 at December 31, 2018, an increase of $83,367,000 or 5 percent since year-end 2018.  The majority of the growth was commercial and industrial financing, and commercial real estate credits.

(Dollars in thousands)	September 30, 2019		December 31, 2018
	Amount	%	Amount	%
Commercial and industrial	$320,400	18.7%	$286,518	17.6%
Commercial real estate	892,060	52.2%	861,369	53.0%
Commercial real estate - construction	177,151	10.4%	142,173	8.8%
Lease financing	—	0.0%	53	0.0%
Residential mortgage	243,729	14.3%	253,543	15.6%
Home equity	69,240	4.1%	70,096	4.3%
Consumer	7,854	0.5%	10,315	0.3%
	$1,710,434	100.0%	$1,624,067	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

For the nine months ended September 30, 2019, Mid Penn had net loan charge-offs of $236,000 compared to net recoveries of $398,000 during the same period in 2018.  The net charge-off position in 2019 was primarily due to a $205,000 charge-off taken on one relationship during the second quarter of 2019.  The favorable net recovery position in 2018 was driven by the recovery of $777,000 of principal from the successful workout of a commercial real estate relationship that originally had a large partial charge-off in 2009.

Loans charged off during the first nine months of 2019 totaled $370,000 and included three commercial and industrial loans for $217,000, two commercial real estate (construction) loans for $40,000, two commercial real estate loans for $53,000, five consumer loans for $33,000, one residential mortgage loan for $3,000 and $24,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the nine months ended September 30, 2019 and 2018 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Balance, beginning of period	$8,397	$7,606

Loans charged off during period	(370)	(418)
Recoveries of loans previously charged off	134	816
Net (charge-offs) recoveries	(236)	398

Provision for loan and lease losses	1,155	225
Balance, end of period	$9,316	$8,229

Ratio of net loan charge-offs (recoveries) to average loans outstanding, annualized	0.02%	-0.05%

Ratio of allowance for loan losses to net loans at end of period	0.54%	0.53%

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of September 30, 2019, December 31, 2018, and September 30, 2018.

(Dollars in thousands)
	September 30, 2019	December 31, 2018	September 30, 2018
Nonperforming Assets:
Nonaccrual loans	$4,926	$10,749	$10,351
Accruing troubled debt restructured loans	497	517	524
Total nonperforming loans	5,423	11,266	10,875

Foreclosed real estate	130	1,017	1,101
Total non-performing assets	5,553	12,283	11,976

Accruing loans 90 days or more past due	—	—	—
Total risk elements	$5,553	$12,283	$11,976

Nonperforming loans as a % of total
loans outstanding	0.32%	0.69%	0.69%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.32%	0.76%	0.76%

Ratio of allowance for loan losses
to nonperforming loans	171.79%	74.53%	75.67%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.  The decrease was primarily due to the successful workout and repayment of a nonaccrual commercial credit relationship totaling $4,302,000 during the first quarter of 2019.

One loan relationship, which accounts for $1,364,000 of the non-performing loan balance as of September 30, 2019, was comprised of three loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  As part of the workout process, the loans in this relationship were modified as troubled debt restructured loans during 2017.  During the first nine months of 2018, certain commercial real estate collateral was sold resulting in the principal payoff of three loans within this loan relationship totaling $1,393,000.  Given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

The decrease in foreclosed real estate from $1,017,000 at December 31, 2018 to $130,000 at September 30, 2019 was primarily driven by the sale of nine foreclosed real estate properties with proceeds totaling $1,306,000 during the nine months ended September 30, 2019.  These sales were offset by the transfer of loans to foreclosed real estate of $397,000.

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to writing down or charging off the loan.  Once the write down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  The following table provides additional analysis of partially charged-off loans.

(Dollars in thousands)
	September 30, 2019	December 31, 2018
Period ending total loans outstanding	$1,710,434	$1,624,067
Allowance for loan and lease losses	9,316	8,397
Total Nonperforming loans	5,423	11,266
Nonperforming and impaired loans with partial charge-offs	342	333

Ratio of nonperforming loans with partial charge-offs
to total loans	0.02%	0.02%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	6.31%	2.96%

Coverage ratio net of nonperforming loans with
partial charge-offs	183.35%	76.80%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.54%	0.52%

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

Mid Penn had loans with an aggregate balance of $5,417,000 deemed impaired at September 30, 2019.  Excluding $2,146,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix Bancorp, Inc. (“Phoenix”) acquisition in 2015, and the Scottdale and First Priority acquisitions in 2018, Mid Penn had several loan relationships deemed impaired with an aggregate carrying balance of $3,271,000.  This pool of impaired loans was further broken down into a group of loans with an aggregate carrying balance of $537,000, for which specific allocations totaling $336,000 were included within the loan loss reserve for these loans.  The remaining $2,734,000 of loans required no specific allocation within the loan loss reserve.  Of the $3,271,000 of impaired loan relationships, excluding the loans acquired with credit deterioration from the Phoenix, Scottdale, and First Priority acquisitions, $2,324,000 were commercial real estate relationships, $40,000 were commercial real estate – construction relationships, $881,000 were residential relationships, and $26,000 were home equity relationships.  There were specific loan loss reserve allocations of $336,000 against the commercial real estate relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan losses of $9,316,000 is adequate as of September 30, 2019 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

MID PENN BANCORP, INC.

The major sources of cash received in the first nine months of 2019 were from the $164,067,000 net increase in deposits, $113,505,000 of proceeds from sales of mortgage loans originated for sale, and $69,377,000 proceeds from the sale of available-for-sale securities.

Major uses of cash in the first nine months of 2019 were $116,313,000 to fund mortgage loans originated for sale, and $87,000,000 to fund portfolio loan growth (primarily commercial loans), and $36,239,000 to fund the purchase of investment securities.

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

Shareholders’ equity increased by $11,403,000 or 5 percent from $223,209,000 as of December 31, 2018 to $234,612,000 as of September 30, 2019. The increase in shareholders’ equity reflects both (i) the growth in retained earnings through year-to-date net income, net of dividends paid, through the first nine months of 2019, and (ii) the year-to-date accumulated other comprehensive income from the after-tax appreciation in the market value of the available-for-sale investment portfolio.  Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both September 30, 2019 and 2018.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At September 30, 2019, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2019 and December 31, 2018:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of September 30, 2019:
Tier 1 Capital (to Average Assets)	$164,525	7.7%	$85,256	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	164,525	9.9%	116,641	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	164,525	9.9%	141,636	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	201,042	12.1%	174,962	10.5%	N/A	N/A

Mid Penn Bank
As of September 30, 2019:
Tier 1 Capital (to Average Assets)	$181,665	8.5%	$85,245	4.0%	$106,557	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	181,665	10.9%	116,621	7.0%	108,291	6.5%
Tier 1 Capital (to Risk Weighted Assets)	181,665	10.9%	141,611	8.5%	133,281	8.0%
Total Capital (to Risk Weighted Assets)	200,615	12.0%	174,931	10.5%	166,601	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2018:
Tier 1 Capital (to Average Assets)	$155,662	8.0%	$77,499	4.000%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	98,977	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	122,265	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	191,300	12.3%	153,317	9.875%	N/A	N/A

Mid Penn Bank
As of December 31, 2018:
Tier 1 Capital (to Average Assets)	$171,776	8.9%	$77,230	4.000%	$96,537	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	98,963	6.375%	100,903	6.5%
Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	122,248	7.875%	124,189	8.0%
Total Capital (to Risk Weighted Assets)	180,332	11.6%	153,295	9.875%	155,236	10.0%

(a) The minimum amounts and ratios as of September 30, 2019 include the fourth year phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.  At December 31, 2018, the minimum amounts and ratios included the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At September 30, 2019, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

September 30, 2019			December 31, 2018
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	7.15%	≥ -20%	300	8.09%	≥ -20%
200	4.73%	≥ -15%	200	5.38%	≥ -15%
100	2.38%	≥ -10%	100	2.66%	≥ -10%
0			0
(100)	-2.51%	≥ -10%	(100)	-2.01%	≥ -10%
(200)	-4.74%	≥ -15%	(200)	-3.49%	≥ -15%
(300)	-8.80%	≥ -20%	(300)	-6.43%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2019, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the three and nine months ended September 30, 2019.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, to determine if there were material changes applicable to the nine months ended September 30, 2019.  There are no material changes from the risk factors as previously disclosed in the Annual Report on Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

•

Exhibit 3(i) – The Registrant’s amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2019).

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	November 8, 2019

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Senior Executive Vice President and Chief Financial Officer

Date:	November 8, 2019