Form 10-K
period 2019-12-31
MID PENN BANCORP INC
filed 2020-03-13
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $28.80 per share, as reported by The NASDAQ Stock Market LLC (“NASDAQ”), on December 31, 2019, the last business day of the registrant’s most recently completed year was approximately $172,221,118.

As of March 2, 2020, the registrant had 8,480,938 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

MID PENN BANCORP, INC.

FORM 10-K

MID PENN BANCORP, INC.

PART I

ITEM 1. BUSINESS

The disclosures set forth in this Item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other cautionary statements set forth elsewhere in this report.

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a one-bank financial holding company incorporated in the Commonwealth of Pennsylvania in August 1991.  Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.”  On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank (the “Bank”), and the Bank became a wholly-owned subsidiary of Mid Penn.  Mid Penn’s primary business is to supervise and coordinate the business of its Bank subsidiary and its divisions, and to provide them with capital and resources.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of the Bank, which is managed as a single business segment.  At December 31, 2019, Mid Penn had total consolidated assets of $2,231,175,000 with total deposits of $1,912,394,000 and total shareholders’ equity of $237,874,000.  The Corporation currently does not own or lease any real property.  The Bank owns or leases the banking offices as identified in Part I, Item 2.

The Corporation employed one full-time individual and one part-time individual as of December 31, 2019.  All other employees are employed by the Bank, with a shared services agreement to support the operation of the holding company.  At December 31, 2019, the Bank had 417 full-time and 27 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its employees.

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

On March 1, 2015, in connection with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”) by Mid Penn, Phoenix’s wholly-owned banking subsidiary, Miners Bank, was merged with and into the Bank, with the Bank being the surviving charter.

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

In June 2019, Mid Penn relocated a full-service office in Lower Paxton Township, Pennsylvania from Allentown Boulevard to Jonestown Road, and in December 2019, opened a new full-service office in Hazle Township, Pennsylvania.  After the opening of the Hazle Township branch, the Bank now has thirty-nine full service retail banking locations in the Pennsylvania counties of Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland.

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

Business Strategy

The Bank provides services to commercial businesses and real estate investors, consumers, nonprofit organizations, and municipalities through thirty-nine full service retail banking properties, one loan production office, a corporate administration office, and one operations facility which are all based in Pennsylvania.  Mid Penn’s primary markets reflect a diversified manufacturing and services base across twelve Pennsylvania counties, including having several offices in and around the state capital region of Harrisburg.  The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing quick responses to customer needs.  Mid Penn believes that local relationship building and its prudent approach to lending are important factors in the success and growth of Mid Penn.

Lending Activities

The Bank offers a variety of loan products to its customers, including commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans.  The Bank’s primary lending objectives are as follows:

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank, and must obtain appropriate approvals for credit extensions.  The Bank also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be mitigated or potential losses reduced. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2019, the Bank’s highest concentration of credit is in commercial real estate.

Investment Activities

Mid Penn’s securities portfolio is a source for both liquidity and interest earnings, and serves to support pledging requirements on public funds deposits through investments in primarily higher-quality fixed-income debt securities.  Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.

Mid Penn maintains both a held-to-maturity investment portfolio and an available-for-sale investment portfolio.  Both portfolios are comprised primarily of lower-risk debt securities, including U.S. Treasury notes, U.S. agency mortgage-backed securities, U.S. agency notes, investment-grade municipal securities, and corporate bonds. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposits which may require pledging of investment securities. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value (amortized cost), while the available-for-sale securities are recorded on the balance sheet at fair value.  These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of securities will change.  This difference between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $161,000 as of December 31, 2019.  On an after-tax basis, this unrealized loss on available-for-sale securities resulted in a reduction to shareholders’ equity, through the accumulated other comprehensive loss component, of $127,000.  No investments in either the held-to-maturity portfolio or available-for-sale portfolio as of December 31, 2019 were deemed to have other-than-temporary-impairment.  The majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no realized loss to the Bank.

MID PENN BANCORP, INC.

During the fourth quarter of 2019, Mid Penn early adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments), and as part of the adoption, reclassified 113 held-to-maturity debt securities with an aggregate amortized cost of $67,096,000 to the available for sale category. All 113 securities were subsequently sold during the fourth quarter of 2019 and Mid Penn recognized a pre-tax gain on the sales of $1,779,000.  Please refer to Note 24, Recent Accounting Pronouncements, for more information regarding the adoption of ASU 2019-04.

Deposits and Other Sources of Funds

The Bank primarily uses deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities.  Wholesale borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”), overnight borrowings from the Bank’s other correspondent banking relationships, and brokered time deposits which were assumed from recent acquisitions and are still outstanding as of December 31, 2019.  All borrowings, except for lines of credit with the Bank’s correspondent banks, require collateral in the form of loans or securities.  Collateral levels, therefore, limit the extent of borrowings and the available lines of credit extended by the Bank’s creditors.  As a result, generating and retaining retail deposits remains critical to the future funding and growth of the business.  Deposit growth within the banking industry has been subject to strong competition from a variety of financial services companies.  This competition may require financial institutions to adjust their product offerings and pricing to maintain and grow deposits.

Additionally, the safety of traditional bank deposit products has remained an attractive option during periods of market volatility.  Mid Penn’s ability to attract retail funds in the future will continue to be impacted by the public’s appetite for the safety of insured or local investments versus the returns offered by alternative choices as part of their personal investment mix.

Competition

The financial services and banking business is highly competitive, and the profitability of Mid Penn depends principally upon the Corporation’s ability to successfully compete in its market area.  The Bank actively competes with other financial services companies for deposit, loan, and trust business.  Competitors include other commercial banks, credit unions, savings banks, savings and loan associations, insurance companies, securities brokerage firms, finance companies, mutual funds, and service alternatives via the Internet.  Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

Many competitors are larger than the Corporation and have significantly greater financial resources, personnel and locations from which to conduct business.  In addition, the Bank is subject to banking regulations while certain non-banking competitors may not be subject to similar regulations.  For more information, see the “Supervision and Regulation” section below and Item 1A, “Risk Factors”.

Mid Penn has been able to compete effectively with other financial institutions by emphasizing customer service, convenient hours, efficient and friendly employees, a consultative sales approach, local decision making, and quality products.

Supervision and Regulation

General

Financial holding companies and banks are extensively regulated under both federal and state laws.  The regulation and supervision of Mid Penn and the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests.  Enforcement actions that may be imposed by federal and state banking regulators include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders.  If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated.  As of December 31, 2019, the Bank was not subject to any supervisory enforcement actions.

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

Holding Company Regulation

Mid Penn is a registered financial holding company subject to supervision and regulation by the Federal Reserve.  As such, it is subject to the Bank Holding Company Act of 1956 (“BHCA”) and many of the Federal Reserve’s regulations promulgated thereunder.  The Federal Reserve has broad enforcement powers over bank holding companies, including the power to impose substantial fines and civil penalties.

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

In December 2019, Mid Penn made the election to change from a bank holding company to a financial holding company as its subsidiary bank was well capitalized under the FDIC Improvement Act’s prompt corrective action provisions, the Corporation and Bank were deemed by the regulators to be well managed, and the Bank had at least a satisfactory rating under the Community Reinvestment Act.  The required filing supporting this change was a declaration that the bank holding company wished to become a financial holding company and met all applicable requirements.  Mid Penn made the election given the Corporation’s growth and the intended broadening spectrum of financial product and service offerings to potentially include, but not be limited to, insurance and brokerage services.

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

MID PENN BANCORP, INC.

Banking regulations affect a wide range of the Bank’s activities and operations, including, but not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans, compensation standards, payment of dividends, various bank account and bank service disclosures, and the safety and soundness of banking practices.

Capital Requirements

Under risk-based capital requirements for bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital”).  The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).  Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory “Total Capital”.  As of December 31, 2019, Mid Penn complied with these risk-based capital requirements.

In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies.  These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5%.  The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the requirements indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  As of December 31, 2019, Mid Penn has met these leverage requirements, and the Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.

The Bank is subject to similar capital requirements adopted by the FDIC, and as of December 31, 2019, the Bank’s capital levels were sufficient to be considered “well-capitalized”. The FDIC has not advised the Bank of any specific minimum leverage ratios.

The capital ratios of Mid Penn and the Bank are described in Note 18, Regulatory Matters, within Item 8, Notes to Consolidated Financial Statements, which are included herein.

Banking regulators may further refine capital requirements applicable to banking organizations, including those discussed in the “Regulatory Capital Changes” section below.  Changes to capital requirements could materially affect the profitability of Mid Penn or the fair value of Mid Penn stock.

Prompt Corrective Action and Basel III Capital Reforms

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” which federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls.  Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized.  Under the rules, an institution will be deemed to be “adequately capitalized” if it exceeds the minimum federal regulatory capital requirements.  However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a Total Risk-Based Capital ratio that is less than 6.0%, a Tier 1 Risk-Based Capital ratio that is less than 3.0%, or a leverage ratio that is less than 3.0%, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

MID PENN BANCORP, INC.

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The final rules established a common equity tier 1 capital conservation buffer with a multi-year phase in to an eventual buffer of 2.5% of risk-weighted assets applicable to all banking organizations.  If a banking organization fails to hold capital above the minimum capital ratios and the applicable capital conservation buffer for a given year, the bank could be subject to certain restrictions on capital distributions and discretionary bonus payments.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 and were phased-in over a three-year period.  The final rules called for the following minimum capital requirements, including the capital conservation buffer, effective at both January 1, 2018 and 2019.

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

Mid Penn and the Bank complied throughout the phase-in period, and currently remain in compliance, with all regulatory capital requirements.  Accordingly, the final rules did not have a material negative effect on Mid Penn’s financial condition or capital management activities for any period since the changes were implemented.

Safety and Soundness Standards

The federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards for depository institutions such as the Bank.  The guidelines establish general standards relating to management practices, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, liquidity, capital, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, restricting dividend payments to shareholders, and requiring an increase in the institution’s ratio of tangible equity to assets.  For the periods reported in this Form 10-K and in the period subsequent to December 31, 2019, up to the date of the filing of this Form 10-K, Mid Penn was not subject to any such bank regulatory orders.

MID PENN BANCORP, INC.

Payment of Dividends and Other Restrictions

Mid Penn is a legal entity separate and distinct from its subsidiary, the Bank.  There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to, Mid Penn.  Specifically, dividends from the Bank are the principal source of Mid Penn’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks.  The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice.  Depending upon the financial condition of Mid Penn and the Bank, the payment of dividends could be deemed by a regulatory agency to constitute such an unsafe or unsound practice.  Mid Penn and the Bank were not subject to any such dividend prohibitions during the years ended December 31, 2019, 2018, and 2017.

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

During the third quarter of 2019, Mid Penn received notification from the FDIC that the FDIC’s Deposit Insurance Fund reserve ratio met a threshold resulting in the FDIC providing the Bank with a $492,000 credit, which was applied to the deposit insurance assessments for both the second and third quarters of 2019.

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

MID PENN BANCORP, INC.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “TCJA”), became law in 2017 and included significant tax reform changes, including the reduction of the corporate tax rate applicable to Mid Penn for tax years beginning after 2017 to a flat 21 percent rate.  The reduction resulted in a one-time $1,169,000 write-down of Mid Penn’s deferred tax asset in December 2017 because the deferred tax asset was previously valued based upon the projection of Mid Penn realizing a 34 percent future corporate tax rate benefit.  This write-down was included in Mid Penn’s income tax provision for the year ended December 31, 2017, as further discussed in Note 17, Income Taxes to the consolidated financial statements.

Other significant provisions of the TCJA include (i) for tax years beginning after Dec. 31, 2017, the corporate AMT is repealed, and (ii) for property placed in service in tax years beginning after December 31, 2017, the maximum amount Mid Penn may expense under Internal Revenue Code Sec. 179 is increased to $1 million, and the deduction phase-out threshold amount for all qualifying purchases in a year is increased to $2.5 million (with these amounts being indexed for inflation beginning for tax years after 2018).

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

From time to time, legislation is enacted that has the effect of increasing the compliance and operations requirements and the cost of doing business, changing the tax structure applicable to Mid Penn, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies.  Mid Penn cannot predict the likelihood of any major changes or the impact such changes might have on Mid Penn and/or the Bank.  Congressional bills and other proposals could result in additional significant changes to the banking system, including, but not limited to, provisions for limitations on deposit insurance coverage, changing the timing and method financial institutions use to pay for deposit insurance, expanding the power of banks by removing the restrictions on bank underwriting activities, changing the regulation of bank derivatives activities, and allowing commercial enterprises to own banks.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business or change Mid Penn’s and the Bank’s competitive landscape.  Whether any future legislation will be enacted or additional regulations will be adopted, and how they might impact Mid Penn, cannot be determined at this time.

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

Additionally, the Pennsylvania Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act provides, among other things, protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others.  A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice.  A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of a regulated substance on or from the property, or knew and willfully compelled the borrower to commit an action which caused such release or to violate an environmental act.  The Pennsylvania Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act does not limit federal liability, which still exists under certain circumstances.

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

Mid Penn’s headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061, and its telephone number is 1-866-642-7736.  Mid Penn’s website is midpennbank.com and  Mid Penn makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably possible after filing with the SEC.  Mid Penn has adopted a Code of Ethics that applies to all employees and this document is also available on Mid Penn’s website.  The information included on our website is not considered a part of this document.

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

Unless the context otherwise requires, references to “we,” “us,” “our,” “Mid Penn,” or “Mid Penn Bancorp, Inc.,” collectively refer to Mid Penn Bancorp, Inc. and its subsidiaries, and specific references to the “Bank” refer to Mid Penn Bank, the wholly-owned banking subsidiary of Mid Penn Bancorp, Inc.

Risks Related to Our Primary Business and Industry

Mid Penn is subject to interest rate risk.

Mid Penn’s earnings and cash flows are largely dependent upon the Bank’s net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond Mid Penn’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Bank receives on loans and securities and the amount of interest expense it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of mortgage-backed securities in the Bank’s investment portfolio.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Mid Penn’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and borrowings.

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

Mid Penn is subject to credit risk.

As of December 31, 2019, approximately 82 percent of the Bank’s loan portfolio in Table 8 of Management’s Discussion and Analysis consisted of commercial, industrial, and agricultural loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans.  Because the loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn. An increase in non-performing loans or collateral value deficiencies could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

MID PENN BANCORP, INC.

The allowance for loan and lease losses may be not be sufficient to cover actual loan and lease losses..

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

Competition from other financial institutions may adversely affect Mid Penn’s profitability.

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

The expected discontinuance of LIBOR presents risks to the financial instruments originated, issued or held by Mid Penn that use LIBOR as a reference rate.

LIBOR is used as a reference rate for some of Mid Penn’s transactions, which means it is the base on which relevant interest rates are determined. Transactions include those in which Mid Penn lends and borrows money; issues, purchases and sells securities; and enters into derivatives to manage Mid Penn’s and its customers’ risk. LIBOR is the subject of recent national and international regulatory guidance and proposals for reform. The United Kingdom Financial Conduct Authority, which regulates the process for setting LIBOR, announced in July 2017 that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021. There are ongoing efforts to establish an alternative reference rate to LIBOR, such as the Secured Overnight Financing Rate or “SOFR”, and ensure that all related legal documents, indices, and derivatives which are impacted by this change are updated accordingly.

MID PENN BANCORP, INC.

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

The Basel III capital requirements require us to maintain higher levels of capital, which could reduce our profitability.

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

Acts of terrorism, natural disasters, global climate change, pandemics and global conflicts may have a negative impact on our business and operations.

Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts or other similar events could have a negative impact on our business and operations. While we have business continuity plans in place, such events could still damage our facilities, disrupt or delay the normal operations of our business (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

If Mid Penn’s information systems are interrupted or sustain a breach in security, those events may negatively affect Mid Penn’s financial performance and reputation.

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

MID PENN BANCORP, INC.

Mid Penn’s business operations and interaction with customers are increasingly done via technology and electronic delivery channels, and this has increased risks related to cyber security.

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

Mid Penn’s controls and procedures may fail or be circumvented.

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

We are required to make a number of judgments in applying generally accepted accounting standards, and different estimates and assumptions in the application of these accounting standards could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations.

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

Mid Penn’s mortgage banking income may experience significant volatility.

Mortgage banking income is highly influenced by the level and direction of mortgage interest rates, and real estate and refinancing activity.  In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase.  This has the effect of increasing fee income, but could adversely impact the estimated fair value of Mid Penn’s mortgage servicing rights as the rate of loan prepayments increase.  In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower.  This has the effect of decreasing fee income opportunities.

Mid Penn could be required to repurchase mortgage loans or indemnify mortgage loan purchasers due to breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could have a material adverse impact on our liquidity, results of operations and financial condition.

Mid Penn originates and sells a significant amount of residential mortgage loans into the secondary market. When Mid Penn sells mortgage loans, Mid Penn is required to make customary representations and warranties to purchasers about the mortgage loans and the manner in which they were originated. The agreements pursuant to which the loans are sold require Mid Penn to repurchase or substitute mortgage loans in the event there was a breach of any of these representations or warranties. In addition, Mid Penn may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase significantly, Mid Penn’s liquidity, results of operations and financial condition may be adversely affected.

MID PENN BANCORP, INC.

Mid Penn’s profitability depends significantly on economic conditions in Pennsylvania.

Unlike larger or regional financial institutions that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in Pennsylvania, especially in the counties and markets primarily served by Mid Penn.  The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control.  An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the communities in Pennsylvania served by Mid Penn, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure that adverse changes in the local and state economy supporting its market area would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

Mid Penn may not be able to attract and retain skilled personnel.

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

Mid Penn is subject to claims and litigation pertaining to fiduciary responsibility.

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

The soundness of other financial institutions may adversely affect Mid Penn.

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

MID PENN BANCORP, INC.

Volatility in financial markets and the economy may have materially adverse effects on our liquidity and financial condition.

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

Mid Penn is subject to environmental liability risk associated with lending activities.

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

MID PENN BANCORP, INC.

Growing by acquisition entails certain risks, and difficulties in integrating past or future acquisitions could adversely affect our business.

In 2018, Mid Penn completed acquisitions of both The Scottdale Bank & Trust Company and First Priority Financial Corp. and continued the integration of these acquisitions in 2019. Growth by acquisition involves substantial risks, as the ultimate success of such acquisitions may depend on, among other things, the ability to realize anticipated cost savings and to integrate the acquired companies and operation in a manner that does not result in decreased revenues resulting from excessive acquisition costs, conversion costs, or disruption of existing customer relationships in both the acquired companies and legacy markets. If we are not able to successfully achieve the financial efficiencies or integration and growth objectives of acquisitions, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than planned.

Further, the asset quality or other financial characteristics of an acquired company may deteriorate from the date a merger or other acquisition agreement is entered into and when the transaction is completed or the post-merger period.

Mid Penn has spent and may continue to spend significant resources identifying companies and businesses to acquire. The efficient and effective integration of any companies and businesses we acquire and integrate into our organization is critical to our growth. The Scottdale Merger, the First Priority Merger, and any future mergers or acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to fully integrate the operations of Scottdale and First Priority successfully, or to integrate the operations of future acquisition targets, could harm Mid Penn’s business, financial condition, results of operations and cash flows.

We plan to pursue a growth strategy and there are risks associated with rapid growth.

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

The interest rate on our subordinated notes will remain fixed until December 2020, when some will begin to float to Prime plus 0.50%.

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

MID PENN BANCORP, INC.

Risks Related to Mid Penn Common Stock

The trading volume in Mid Penn’s common stock is less than that of other larger financial services companies.

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

The market price of Mid Penn common stock may fluctuate significantly, and this may make it difficult for investors to resell shares of common stock owned by them at times or at prices they find attractive.

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

Mid Penn may need to, or be required to, raise additional capital in the future, and capital may not be available when needed and on terms favorable to current stockholders.

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

MID PENN BANCORP, INC.

Offerings of debt, which would be senior to Mid Penn’s common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

Mid Penn may attempt to increase its capital resources if the Corporation’s or the Bank’s capital ratios fall below the required minimums.  Mid Penn or the Bank could be required to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. If a future liquidation of Mid Penn occurs, holders of debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common stock, or both. Holders of Mid Penn common stock are not entitled to preemptive rights or other protections against dilution.

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

Pennsylvania Business Corporation Law and various anti-takeover provisions under our articles of incorporation and bylaws could impede the takeover of Mid Penn.

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

Mid Penn’s common stock is not insured by any governmental entity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

MID PENN BANCORP, INC.

ITEM 2. PROPERTIES

The Bank owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as its headquarters and the primary executive and administrative offices of Mid Penn and the Bank.  The Bank also owns one building in Halifax, Pennsylvania that serves as an operational support facility and two buildings in Harrisburg, Pennsylvania that serve as additional administrative and operational support offices.  Administrative space is also leased in Pottsville, Lancaster, and Chambersburg, Pennsylvania.  The Bank’s retail office network is comprised of thirty-nine full service locations and one loan production office at December 31, 2019.  Twelve retail banking locations are located in Dauphin County, five in Schuylkill County, four in Berks County, three in Westmoreland County, three in Cumberland County, three in Lancaster County, two in Fayette County, two in Chester County, two in Luzerne County, and one location in each of Northumberland, Montgomery, and Bucks Counties.  As of December 31, 2019, retail banking facilities at seventeen locations were owned, while twenty-two branch facilities and the loan production office were leased.  All real estate owned is free and clear of encumbrances.  Mid Penn’s leases expire at various dates through the year 2039 and generally include options to renew.  For additional information regarding the lease commitments, refer to Note 9, Leases, within Item 8, Notes to Consolidated Financial Statements.

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

Number of Shareholders:  As of March 2, 2020, there were approximately 2,338 shareholders of record of Mid Penn’s common stock.

Dividends:  Cash dividends of $0.79 were paid and declared in 2019.  In 2018, cash dividends of $0.70 were paid, while cash dividends of $0.45 were declared. In 2017, cash dividends of $0.62 were paid, while cash dividends of $0.77 were declared.  The declaration of cash dividends on Mid Penn’s common stock is at the discretion of its Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn is expected to be held at 10:00 a.m. on Tuesday, May 12, 2020, at the Mid Penn Bank University Building, 2405 Park Drive, Harrisburg, PA 17110.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  www.midpennbank.com

MID PENN BANCORP, INC.

Stock Performance Graph

The following five-year performance graph compares the cumulative total shareholder return (including reinvestment of dividends) on Mid Penn’s common stock to the Russell 3000 Index and Mid Penn’s Peer Group, which includes Mid-Atlantic commercial banks with assets between $2 billion and $3 billion as of September 30, 2019. The stock performance graph assumes that $100 was invested on December 31, 2014, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Mid Penn Bancorp, Inc.	100.00	106.41	163.82	233.77	164.96	213.00
Russell 3000	100.00	100.48	113.27	137.21	130.02	170.35
Mid-Atlantic Custom Peer Group*	100.00	95.83	122.61	145.46	129.90	158.61

*	Peer Group consists of Mid-Atlantic commercial banks with assets between $2 billion and $3 billion as of September 30, 2019.

Source:  S&P Global Market Intelligence

© 2020

www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is filed with this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
INCOME:
Total Interest Income	$95,312	$68,654	$43,892	$40,212	$36,490
Total Interest Expense	25,164	12,720	6,304	5,367	4,607
Net Interest Income	70,148	55,934	37,588	34,845	31,883
Provision for Loan and Lease Losses	1,390	500	325	1,870	1,065
Noninterest Income	12,621	7,462	5,693	5,924	4,113
Noninterest Expense	59,953	50,171	31,367	28,818	26,759
Income Before Provision for Income Taxes	21,426	12,725	11,589	10,081	8,172
Provision for Income Taxes	3,725	2,129	4,500	2,277	1,644
Net Income	17,701	10,596	7,089	7,804	6,528
Series B Preferred Stock Dividends and Redemption Premium	—	—	—	—	473
Series C Preferred Stock Dividends	—	—	—	—	17
Series D Preferred Stock Dividends	—	102	—	—	—
Net Income Available to Common Shareholders	17,701	10,494	7,089	7,804	6,038

COMMON STOCK DATA PER SHARE:
Earnings Per Common Share (Basic)	$2.09	$1.48	$1.67	$1.85	$1.47
Earnings Per Common Share (Fully Diluted)	2.09	1.48	1.67	1.85	1.47
Cash Dividends Declared	0.79	0.45	0.77	0.68	0.44
Cash Dividends Paid	0.79	0.70	0.62	0.58	0.44
Book Value Per Common Share	28.05	26.38	17.85	16.65	16.58
Tangible Book Value Per Common Share (a)	19.96	18.10	16.82	15.59	15.49

AVERAGE SHARES OUTSTANDING FOR THE YEAR (BASIC):	8,468,586	7,071,091	4,236,616	4,229,284	4,106,548
AVERAGE SHARES OUTSTANDING FOR THE YEAR (FULLY DILUTED):	8,492,073	7,091,797	4,252,561	4,239,630	4,112,159

AT YEAR-END:
Available-For-Sale Investment Securities	$37,009	$111,923	$93,465	$133,625	$135,721
Held-to-Maturity Investment Securities	136,477	168,370	101,356	—	—
Loans and Leases, Net of Unearned Interest	1,762,756	1,624,067	910,404	813,924	736,513
Allowance for Loan and Lease Losses	9,515	8,397	7,606	7,183	6,168
Total Assets	2,231,175	2,077,981	1,170,354	1,032,599	931,638
Total Deposits	1,912,394	1,726,026	1,023,568	935,373	777,043
Short-term Borrowings	—	43,100	34,611	—	31,596
Long-term Debt	32,903	48,024	12,352	13,581	40,305
Subordinated Debt	27,070	27,082	17,338	7,414	7,414
Shareholders' Equity	237,874	223,209	75,703	70,467	70,068

RATIOS:
Return on Average Assets	0.82%	0.63%	0.64%	0.78%	0.74%
Return on Average Shareholders' Equity	7.67%	5.98%	9.48%	10.71%	9.16%
Cash Dividend Payout Ratio	37.80%	47.30%	37.18%	31.35%	29.93%
Allowance for Loan and Lease Losses to Loans and Leases at Year End	0.54%	0.52%	0.84%	0.88%	0.83%
Average Shareholders' Equity to Average Assets for the Year	10.65%	10.54%	6.78%	7.28%	8.06%

(a)	Tangible Book Value Per Common Share is a non-GAAP measure as it excludes goodwill and core deposits and other intangibles, net; see Reconciliation of Non-GAAP Measure below.

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

	December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015

Shareholder's Equity	$237,874	$223,209	$75,703	$70,467	$70,068
Less: Preferred Stock	—	—	—	—	—
Less: Goodwill	62,840	62,840	3,918	3,918	3,918
Less: Core Deposit and Other Intangibles	5,758	7,221	434	539	665
Tangible Equity	$169,276	$153,148	$71,351	$66,010	$65,485

Common Shares Issued and Outstanding	8,480,938	8,459,918	4,242,216	4,233,297	4,226,717

Book Value per Common Share	$28.05	$26.38	$17.85	$16.65	$16.58

Tangible Book Value per Common Share	$19.96	$18.10	$16.82	$15.59	$15.49

.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes;
•	our ability to implement business strategies, including our acquisition strategy;
•	our ability to successfully expand our franchise, including acquisitions or establishing new offices at favorable prices;
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

•	our ability to maintain compliance with the listing rules of NASDAQ;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	volatility in the securities markets;
•	business or economic disruptions from national or global epidemic or pandemic events;
•	disruptions due to flooding, severe weather, or other natural disasters or Acts of God; and
•	acts of war or terrorism.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

All written or oral forward-looking statements attributable to Mid Penn are expressly qualified in their entirety by these cautionary factors.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K.  The comparability of the results of operations for the year ended 2019, compared to 2018 and 2017, in general, have been materially impacted by the acquisition of The Scottdale Bank and Trust Company, which closed on January 8, 2018, and the acquisition of First Priority Financial Corp., which closed on July 31, 2018. For comparative purposes, some 2018 and 2017 balances have been reclassified to conform to the 2019 presentation.  Such reclassifications had no impact on net income available to common shareholders or shareholders’ equity.

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

Financial Summary

2019 versus 2018

Mid Penn’s net income available to common shareholders (“earnings”) was $17,701,000 or $2.09 per common share basic and diluted, compared to earnings of $10,494,000 or $1.49 per common share basic and diluted for the year ended December 31, 2018. The results for the year ended December 31, 2018 included $4,790,000 of merger and acquisition expenses resulting from both (i) Mid Penn’s acquisition of First Priority Financial Corp. (“First Priority”) on July 31, 2018, and (ii) Mid Penn’s acquisition of The Scottdale Bank & Trust Company (“Scottdale”) on January 8, 2018.

Total assets of Mid Penn grew $153,194,000 or 7 percent in 2019 to close the year at $2,231,175,000, compared to total assets of $2,077,981,000 as of December 31, 2018.  Asset growth during the year ended December 31, 2019 was primarily attributable to net organic loan growth, an increase in liquid assets from demand deposit growth, and the recording of operating and finance lease right of use assets as a result of Mid Penn’s adoption of Accounting Standard Codification (ASC) 842 – Leases effective January 1, 2019.  Please reference Note 24, Recent Accounting Pronouncements, within Item 8, Notes to Consolidated Financial Statements, for more information regarding the adoption of ASC 842.

Decreases in short-term and long-term debt during the year ended December 31, 2019 were the result of both (i) the paydown of $43,100,000 of short-term borrowings during 2019, and (ii) the prepayment of $20 million of FHLB fixed rate borrowings originally due in 2020.  Mid Penn recognized a prepayment penalty of $93,000 related to these early payoffs.  The prepayment penalty is included in other expenses on the Consolidated Statement of Income for the year ended December 31, 2019.

Mid Penn’s return on average shareholders’ equity (“ROE”), a widely recognized performance indicator in the financial industry, was 7.67% in 2019 and 5.98% in 2018.  Return on average assets (“ROA”), another performance indicator, was 0.82% in 2019 and 0.63% in 2018.

Net interest margin was 3.57% in 2019 versus 3.67% in 2018.  Net interest income on a tax equivalent basis increased to $71,012,000 in 2019 from $56,824,000 in 2018, as the 2019 net interest income reflected the full year impact of interest-earning assets and interest-bearing liabilities from the two 2018 acquisitions.  Despite year-over-year increases in yields on interest-earning assets and growth in noninterest-bearing deposits, the decrease in net interest margin was driven by both (i) the higher cost of deposits and borrowed funds as a result of higher short-term rates for much of 2019 and defensive deposit rate increase responsive to strong bank and nonbank competition for retail deposit customer market share, and (ii) the full-year impact of the higher-cost wholesale funding sources assumed effective July 31, 2018 with the First Priority acquisition, including brokered time deposits and subordinated debt.  Further discussion of net interest margin can be found in the Net Interest Income section below.

Mid Penn’s allowance for loan and lease losses at December 31, 2019 was $9,515,000 or 0.54% of total loans (less unearned discount), as compared to $8,397,000 or 0.52% at December 31, 2018.  Mid Penn had net loan charge-offs of $272,000 for the year ended December 31, 2019 compared to net recoveries of $291,000 during the year ended December 31, 2018.  The net charge-off position in 2019 was primarily due to a $205,000 charge-off taken on one relationship during the second quarter of 2019.  The favorable net recovery position during 2018 was driven by the recovery of $777,000 of principal from the successful workout of a commercial real estate relationship that originally had a large partial charge-off in 2009.  Further discussion of these items can be found in the Provision for Loan and Lease Losses section below.

Total nonperforming assets were $12,157,000 at December 31, 2019, compared to nonperforming assets of $12,283,000 at December 31, 2018.  Further discussion of the components of nonperforming assets can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

The Corporation’s regulatory capital measures of Tier 1 Capital (to risk weighted assets) of $168,146,000 or 9.8%, and Total Capital (to risk weighted assets) of $204,811,000 or 11.9%, at December 31, 2019, are above the regulatory “well capitalized” requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity less the value of goodwill and other intangible assets, and excluding the impact of the accumulated other comprehensive income/loss component. Total Capital includes the Tier 1 Capital, as well as Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted regulatory limits.  Risk-weighted assets are determined by assigning various levels of risk, in accordance with regulatory risk-weighting definitions, to different categories of assets and off-balance sheet activities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

2018 versus 2017

The comparability of the results of operations for the years ended 2018 and 2017, in general, have been materially impacted by the acquisitions of (i) Scottdale, which closed on January 8, 2018, and (ii) First Priority, which closed on July 31, 2018.

Mid Penn’s net income available to common shareholders (“earnings”) was $10,494,000 or $1.48 per common share basic and diluted for the year ended December 31, 2018, compared to earnings of $7,089,000 or $1.67 per common share basic and diluted for the year ended December 31, 2017.  The results for the year ended December 31, 2018 included merger and acquisition expenses resulting from Mid Penn’s acquisitions of First Priority and Scottdale. Earnings for the year ended December 31, 2017 included certain merger-related costs for the Scottdale acquisition, and were also impacted by a one-time non-cash reduction in the value of Mid Penn’s deferred tax asset, which resulted in a charge of $1,169,000 included in the provision for income taxes. This income tax adjustment was a result of the TCJA, which lowered Mid Penn’s maximum corporate tax rate from 34 percent in 2017 and prior periods to 21 percent in 2018 and future periods.

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

The Corporation’s regulatory capital measures of Tier 1 Capital (to risk weighted assets) of $155,662,000 or 10.0%, and Total Capital (to risk weighted assets) of $191,300,000 or 12.3%, at December 31, 2018, are above the regulatory “well capitalized” requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity less the value of goodwill and other intangible assets, and excluding the impact of the accumulated other comprehensive income/loss component. Total Capital includes the Tier 1 Capital, as well as Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted regulatory limits.  Risk-weighted assets are determined by assigning various levels of risk, in accordance with regulatory risk-weighting definitions, to different categories of assets and off-balance sheet activities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

	Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)	December 31, 2019				December 31, 2018				December 31, 2017
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$5,236	$100		1.91%	$4,983	$75		1.51%	$2,621	$18		0.69%
Investment Securities:
Taxable	149,187	3,442		2.31%	165,422	3,838		2.32%	121,050	2,376		1.96%
Tax-Exempt	89,011	2,590	(a)	2.91%	102,656	2,940	(a)	2.86%	52,919	1,687	(a)	3.19%
Total Securities	238,198	6,032		2.53%	268,078	6,778		2.53%	173,969	4,063		2.34%

Federal Funds Sold	63,436	1,222		1.93%	25,745	451		1.75%	11,220	115		1.02%
Loans and Leases, Net	1,678,000	88,398	(b)	5.27%	1,243,987	61,965	(b)	4.98%	857,259	40,591	(b)	4.73%
Restricted Investment in Bank Stocks	5,964	424		7.11%	3,567	275		7.71%	2,955	114		3.86%
Total Earning Assets	1,990,834	96,176		4.83%	1,546,360	69,544		4.50%	1,048,024	44,901		4.28%

Cash and Due from Banks	30,134				29,408				20,323
Other Assets	145,996				89,953				35,092
Total Assets	$2,166,964				$1,665,721				$1,103,439

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$415,359	4,331		1.04%	$371,873	2,447		0.66%	$335,859	1,410		0.42%
Money Market	443,248	7,355		1.66%	309,705	2,990		0.97%	247,337	1,448		0.59%
Savings	187,927	641		0.34%	191,686	540		0.28%	62,500	35		0.06%
Time	471,241	9,223		1.96%	324,853	4,907		1.51%	197,154	2,570		1.30%
Total Interest-bearing Deposits	1,517,775	21,550		1.42%	1,198,117	10,884		0.91%	842,850	5,463		0.65%

Short-term Borrowings	16,557	470		2.84%	8,833	207		2.34%	7,961	111		1.39%
Long-term Debt	54,634	1,580		2.89%	17,292	462		2.67%	13,321	318		2.39%
Subordinated Debt	27,073	1,564		5.78%	21,324	1,167		5.47%	7,746	412		5.32%
Total Interest-bearing Liabilities	1,616,039	25,164		1.56%	1,245,566	12,720		1.02%	871,878	6,304		0.72%

Noninterest-bearing Demand	296,872				232,562				146,683
Other Liabilities	23,325				12,030				10,094
Shareholders' Equity	230,728				175,563				74,784
Total Liabilities & Shareholders' Equity	$2,166,964				$1,665,721				$1,103,439

Net Interest Income (taxable equivalent basis)		$71,012				$56,824				$38,597
Taxable Equivalent Adjustment		(864)				(890)				(1,009)
Net Interest Income		$70,148				$55,934				$37,588

Total Yield on Earning Assets				4.83%				4.50%				4.28%
Rate on Supporting Liabilities				1.56%				1.02%				0.72%
Average Interest Spread				3.27%				3.48%				3.56%
Net Interest Margin				3.57%				3.67%				3.68%

(a)

Includes tax equivalent adjustments (calculated using statutory rates of 21 percent for 2019 and 2018 and 34 percent for 2017) of $544,000, $617,000, and $574,000 for the years 2019, 2018, and 2017, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes tax equivalent adjustments (calculated using statutory rates of 21 percent for 2019 and 2018 and 34 percent for 2017) of $320,000, $273,000, and $435,000 for the years 2019, 2018, and 2017, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Net Interest Income

Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings.  Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.  Interest and average rates in Table 1 above are presented on a fully taxable-equivalent basis.  Tax-equivalent adjustments were calculated using statutory corporate tax rates of 21 percent for the years ended December 31, 2019 and 2018, and 34 percent for the year ended December 31, 2017.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.  Loan fees of $2,153,000, $1,038,000 and $921,000 are included with loan interest income in Table 1 above for the years ended December 31, 2019, 2018, and 2017, respectively.

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2019 Compared to 2018			2018 Compared to 2017
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$4	$21	$25	$16	$41	$57
Investment Securities:
Taxable	(377)	(19)	(396)	871	591	1,462
Tax-Exempt	(391)	41	(350)	1,586	(333)	1,253
Total Securities	(768)	22	(746)	2,457	258	2,715

Federal Funds Sold	660	111	771	149	187	336
Loans and Leases, Net	21,619	4,814	26,433	18,311	3,063	21,374
Restricted Investment Bank Stocks	185	(36)	149	24	137	161
Total Interest Income	21,700	4,932	26,632	20,957	3,686	24,643

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	286	1,598	1,884	151	886	1,037
Money Market	1,289	3,076	4,365	365	1,177	1,542
Savings	(11)	112	101	72	433	505
Time	2,211	2,105	4,316	1,665	672	2,337
Total Interest Bearing Deposits	3,775	6,891	10,666	2,253	3,168	5,421

Short-term Borrowings	181	82	263	12	84	96
Long-term Debt	998	120	1,118	95	49	144
Subordinated Debt	315	82	397	722	33	755
Total Interest Expense	5,269	7,175	12,444	3,082	3,334	6,416

NET INTEREST INCOME	$16,431	$(2,243)	$14,188	$17,875	$352	$18,227

The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis using statutory corporate tax rates of 21 percent for the years ended December 31, 2019 and 2018, and 34 percent for the year ended December 31, 2017.

During 2019, taxable equivalent net interest income increased $14,188,000 or 25 percent compared to 2018.  During 2018, taxable equivalent net interest income increased $18,227,000 or 47 percent compared to 2017.  The average balances, effective interest differential, and interest yields for the years ended December 31, 2019, 2018, and 2017 and the components of net interest income are presented in Table 1.  Table 2 provides a comparative presentation of the changes in net interest income for 2019 compared to 2018, and 2018 compared to 2017, by reflecting changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest bearing liabilities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The yield on earning assets increased to 4.83% in 2019 from 4.50% in 2018 and 4.28% in 2017.  The increase in the yield on earning assets in 2019 was largely due to rate and volume increases in the loan portfolio. The average rate on loans increased to 5.27% in 2019 from 4.98% in 2018 and 4.73% in 2017.

Interest expense for 2019 increased by $12,444,000 or 98 percent when compared to 2018.  For the year ending December 31, 2018, interest expense increased $6,146,000 or 102 percent, compared to 2017.  The year-over-year increases were significantly impacted by the assumption of interest-bearing liabilities from the two acquisitions during 2018.  The cost of interest bearing liabilities increased to 1.56% in 2019 from 1.02% in 2018 and 0.72% in 2017.  The increase in the cost of interest-bearing liabilities was due to both (i) the higher cost of both deposit and borrowed funds as a result of market pricing in response to FOMC rate increases, and (ii) the full year impact of some higher-cost brokered time deposits, FHLB borrowings, and subordinated debt assumed in the First Priority transaction.

For the year ended December 31, 2019, Mid Penn’s tax-equivalent net interest margin was 3.57% versus 3.67% for the year ended December 31, 2018 and 3.68% for the year ended December 31, 2017. Despite year-over-year increases in yields on interest-earning assets and growth in noninterest-bearing deposits, the decrease in net interest margin was driven by both (i) the higher cost of deposits and borrowed funds as a result of higher short-term rates for much of 2019 and our defensive deposit rate increase responsive to strong bank and nonbank competition for retail deposit customer market share, and (ii) the full-year impact of the higher cost wholesale funding sources assumed effective July 31, 2018 with the First Priority acquisition, including brokered time deposits and subordinated debt.

Further changes to the future mix of the loan, investment, and deposit products in the Bank's portfolios, and the volume of variable rate and fixed rate instruments based upon new loan originations and investment purchases, may significantly change the net interest margin and the yields on earning-assets and the costs of interest-bearing liabilities.  In addition, net interest income may be impacted by further interest rate actions of the Federal Reserve or other movements in market rates and the yield curve.  Management continues to monitor the net interest margin closely.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s portfolio credit risk and potential loss assessment process, which took into consideration the risk characteristics of the loan and lease portfolio, shifting collateral values, and the assessment of other relevant qualitative factors from December 31, 2018 to December 31, 2019.  For the year ended December 31, 2019, the provision for loan and lease losses was $1,390,000 compared to $500,000 for the year ended December 31, 2018.  The increase in loan loss provision expense year-over-year was necessary to support the allowance for loan loss given the organic loan growth within Mid Penn’s loan portfolio since December 31, 2018.  Additionally, the required provision for 2018 was favorably impacted by the net recoveries during the year.   The allowance for loan and lease losses as a percentage of total loans was 0.54% at December 31, 2019, compared to 0.52% at December 31, 2018 and 0.84% at December 31, 2017.

For the year ended December 31, 2019, Mid Penn had net charge-offs of $272,000 compared to net recoveries of $291,000 during the same period of 2018.  Loans charged off during 2019 were comprised of four commercial and industrial loans for $217,000, three commercial real estate loans totaling $60,000 and two commercial real estate – construction loans of $40,000.  In addition, there were charge-offs for three mortgage loans for $29,000, one home equity loan totaling $18,000, and five consumer loans to unrelated borrowers totaling $33,000.  The remaining $31,000 was comprised of deposit account charge-offs.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality or other relevant qualitative factors differ substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017	2016	2015
Balance, beginning of year	$8,397	$7,606	$7,183	$6,168	$6,716
Loans and leases charged off:
Commercial real estate, construction and land development	100	104	322	216	1,569
Commercial, industrial and agricultural	217	142	25	820	130
Real estate - residential	29	60	102	4	35
Consumer	82	222	48	67	50
Total loans and leases charged off	428	528	497	1,107	1,784

Recoveries on loans and leases previously charged off:
Commercial real estate, construction and land development	82	808	553	211	75
Commercial, industrial and agricultural	45	1	26	4	12
Real estate - residential	9	—	4	26	44
Consumer	20	10	12	11	40
Total loans and leases recovered	156	819	595	252	171

Net charge-offs (recoveries)	272	(291)	(98)	855	1,613
Provision for loan and lease losses	1,390	500	325	1,870	1,065
Balance, end of year	$9,515	$8,397	$7,606	$7,183	$6,168

	Years ended December 31,
	2019	2018	2017	2016	2015
Ratio of net charge-offs (recoveries) during the year to average loans and leases outstanding during the year, net of unearned discount	0.02%	-0.02%	-0.01%	0.11%	0.23%

Allowance for loan and lease losses as a percentage of total loans and leases at December 31	0.54%	0.52%	0.84%	0.88%	0.83%

Allowance for loan and lease losses as a percentage of non-performing assets at December 31	78.27%	68.37%	67.26%	124.73%	101.75%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Income from fiduciary activities	$1,416	$1,155	$845
Service charges on deposits	884	933	721
Net gain on sales of investment securities	1,878	137	42
Earnings from cash surrender value of life insurance	314	286	262
Mortgage banking income	3,771	751	872
ATM debit card interchange income	1,594	1,253	937
Merchant services income	413	347	335
Net gain on sales of SBA loans	831	561	800
Other income	1,520	2,039	893
Total Noninterest Income	$12,621	$7,462	$5,707

Noninterest Income

2019 versus 2018

For the year ended December 31, 2019, noninterest income totaled $12,621,000, an increase of $5,159,000 or 69 percent, compared to noninterest income of $7,462,000 for the year ended December 31, 2018.

Mortgage banking income was $3,771,000 for the year ended December 31, 2019, an increase of $3,020,000 or over 400 percent compared to mortgage banking income of $751,000 for the year ended December 31, 2018.  Mid Penn expanded its team of residential mortgage originators in southeastern Pennsylvania during 2019, contributing to the larger volume of mortgage loans originated and sold during the year.  Additionally, longer-term mortgage interest rates have declined significantly over the past twelve months, resulting in a higher level of mortgage originations and secondary-market loan sales during 2019.

Net gains on sales of securities were $1,878,000 for the year ended December 31, 2019, an increase of $1,741,000 compared to net gains on sales of securities of $137,000 for the year ended December 31, 2018. As previously reported on a Form 8-K dated November 20, 2019, Mid Penn early adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments), and as part of the adoption, Mid Penn reclassified 113 held-to-maturity debt securities with an aggregate amortized cost of $67,096,000 to the available-for-sale category.  Through implementation of planned organic hedging activities as part of Mid Penn’s interest rate risk management, all 113 securities were subsequently sold during the fourth quarter of 2019, and Mid Penn realized a pre-tax gain on the sales of $1,779,000 which offset some of the market impact of lower earning-asset yields in the second half of 2019.

Income from fiduciary activities was $1,416,000 for the year ended December 31, 2019, an increase of $261,000 or 23 percent, compared to fiduciary income of $1,155,000 for the year ended December 31, 2018. These additional revenues were attributed to growth in trust assets under management and increased sales of retail investment products, as a result of successful continued business development efforts by Mid Penn’s trust and wealth management team.

ATM debit card interchange income was $1,594,000 for the year ended December 31, 2019, an increase of $341,000 or 27 percent compared to interchange income of $1,253,000 for the year ended December 31, 2018. The increase resulted from increasing card-based transaction usage across our customer base, as well as the full-year impact of the added volume from demand deposit accounts assumed in the 2018 First Priority acquisition.

Net gains on sales of SBA loans were $831,000 for the year ended December 31, 2019, an increase of $270,000 or 48 percent compared to net gains on sales of SBA loans of $561,000 during 2018.  The increase reflects Mid Penn’s continued growth in SBA loan production, reflective of both the Bank’s expanded footprint and its reputation as a preferred small business lender.

For the twelve months ended December 31, 2019, merchant services income totaled $413,000, an increase of $66,000 or 19 percent, compared to $347,000 for the twelve months ended December 31, 2018, reflecting an increase in the volume of business customers utilizing Mid Penn’s merchant services to process their debit card transactions, cash advances, and other related products.  Mid Penn also established a relationship with a new merchant services vendor that has resulted in more favorable retention of revenues for the Bank.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Other income was $1,520,000 for the year ended December 31, 2019, a decrease of $519,000 compared to other income of $2,039,000 for the year ended December 31, 2018.  For the full-year 2018, Mid Penn recognized $737,000 of defined benefit pension plan settlement gains from certain plan participants receiving lump sum benefit payouts (the plan and related liabilities were assumed as a result of the Scottdale acquisition in January 2018).  During the year ended December 31, 2019, a lower amount of pension plan lump sum payouts occurred, with related settlement gains totaling $34,000.  Pension settlement gains are not expected to be a recurring item on a going-forward basis.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Salaries and employee benefits	$32,360	$23,862	$16,929
Occupancy expense, net	5,352	4,019	2,512
Equipment expense	2,647	2,186	1,536
Pennsylvania Bank Shares tax expense	777	225	451
FDIC Assessment	839	772	792
Legal and professional fees	1,679	1,117	802
Marketing and advertising expense	906	1,025	516
Software licensing and utilization	4,394	3,609	2,471
Telephone expense	609	621	497
Loss on sale/write-down of foreclosed assets	(15)	4	88
Intangible amortization	1,430	1,224	104
Merger and acquisition expense	—	4,790	619
Meals, travel, and lodging expense	1,036	945	544
Director fees and benefits expense	1,005	792	465
Tax-credit qualifying charitable giving	755	585	270
ATM debit card processing expense	685	631	448
Loan collection costs	487	271	148
Corporate donations and sponsorships	401	149	90
Insurance	353	278	216
Investor services	153	159	115
OREO expense	91	275	79
Other expenses	4,009	2,632	1,689
Total Noninterest Expense	$59,953	$50,171	$31,381

Noninterest Expense

2019 versus 2018

For the year ended December 31, 2019, noninterest expense totaled $59,953,000, an increase of $9,782,000 or 20 percent, compared to noninterest expense of $50,171,000 for the twelve months ended December 31, 2018.  The increase in noninterest expense for the twelve month period was driven by both (i) the full-year impact of the staff, facilities, and technology licensing costs added as a result of the acquisition of First Priority in July 2018, (ii) the 2019 expansion of Mid Penn’s mortgage banking division in the southeastern Pennsylvania market, and (iii) the addition of business development professionals, primarily in our recently-acquired markets, to better take advantage of new market opportunities to increase our revenues from lending and wealth management activities.

Salaries and employee benefits expenses were $32,360,000 during the year ended December 31, 2019, an increase of $8,498,000 or 36 percent, versus the same period in 2018, with the increase primarily attributable to (i) the full-year impact of the compensation and benefit costs of the commercial business officers and the retail staff from the First Priority acquisition, effective July 31, 2018, (ii) the personnel added as a result of the significant expansion of the mortgage banking division in 2019, and (iii) staff added as part of the new Hazle Township office opened during the fourth quarter of 2019.

Occupancy expenses increased $1,333,000 or 33 percent during the year ended December 31, 2019 compared to the twelve months ended December 31, 2018.  Similarly, equipment expense increased $461,000 or 21 percent during the year ended December 31, 2019 compared to the twelve months ended December 31, 2018.  These increases related to (i) the full-year impact of the incremental facilities operating costs, including rent, utilities, and depreciation expense associated with the acquisition of First Priority, and (ii) expansion of the corporate administrative facilities to include expanded employee education facilities, and to realize additional efficiencies after the two 2018 mergers by further centralizing several back-office functions supporting the broader franchise.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Pennsylvania bank shares tax expense was $777,000 for the year ended December 31, 2019, an increase of $552,000 or over 200 percent compared to $225,000 for the year ended December 31, 2018.  The increase in assessment expense generally reflects the larger total shareholder equity balance upon which the tax is based (from both acquisition and organic growth activity) as of the tax measurement date of January 1, 2019 when compared to January 1, 2018.  Both years also reflected the impact of Pennsylvania tax credits generated from the Bank’s Educational Improvement Tax Credit (EITC) and Neighborhood Assistance Program (NAP) community giving, with these donations totaling $755,000 and $585,000 in 2019 and 2018 respectively, resulting in tax credits totaling $677,000 in 2019 and $522,000 in 2018.

FDIC assessment expense was $839,000 for the year ended December 31, 2019, an increase of $67,000 or 9 percent compared to $772,000 for the year ended December 31, 2018.  During the third quarter of 2019, Mid Penn received notification from the FDIC that the FDIC’s Deposit Insurance Fund reserve ratio met a threshold resulting in the FDIC providing the Bank with a $492,000 credit, which was applied to assessment liability accruals for both the second and third quarters of 2019.  The credit received during 2019 partially offset an increase in total assessment expense when comparing to the full year of 2018, primarily due the year-over-year increase in total average assets of the Bank on which the assessment is based.

Legal and professional fees for the year ended December 31, 2019 increased by $562,000 or 50 percent compared to the same period in 2018 due to the increased size of the franchise and related expanded use and increased costs of third-party providers for information technology support, human resources services, external audit, and loan review services.

Software licensing and utilization costs were $4,394,000 for the year ended December 31, 2019, an increase of $785,000 or 22 percent compared to $3,609,000 for the year ended December 31, 2018. The year-over-year increase is a result of additional transaction volume based costs and licensing fees related to the addition of the locations, staff and accounts for the First Priority offices acquired in July 2018,  the expansion of the mortgage banking division during 2019, and the addition of the Hazle Township branch added in 2019.  Additionally, Mid Penn continued to invest in upgrades to internal systems, networks, storage capabilities, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and increasing complexity of information technology management.

Intangible amortization increased from $1,224,000 during the year ended December 31, 2018 to $1,430,000 during the year ended December 31, 2019 due to the full-year impact of amortization resulting from the core deposit intangible asset added from the First Priority acquisition on July 31, 2018.

Other expenses were $4,009,000 during the twelve months ended December 31, 2019, an increase of $2,632,000 or 52 percent compared to other expense of $2,632,000 for the same period in 2018.  As the First Priority acquisition and organic growth have significantly increased the organization’s geographic profile and employee base, several categories within other expense experienced related increases, including stationary and supplies, postage, printing, subscriptions, and employee relations.

No merger expenses were recorded during the year ended December 31, 2019.  During the twelve months ended December 31, 2018, merger and acquisition expenses totaling $4,790,000 were recorded including investment banking fees, merger-related legal and professional fees, severance costs, and information technology conversion/termination costs incurred for the two 2018 acquisitions of First Priority and Scottdale.

The provision for income taxes was $3,725,000 during the year ended December 31, 2019, an increase of $1,596,000 or 75 percent compared to $2,129,000 for the same period in 2018.  The increase in the provision for income taxes for the twelve months ended December 31, 2019 reflects the additional income generated from the full-year impact of the First Priority acquisition, as well as (i) an effective federal tax rate of 17.4%, with the difference from the statutory tax rate of 21% mostly related to tax-exempt income on municipal securities and loans;  (ii) a favorable adjustment to federal income tax expense of $277,000 for certain permanent nonrecurring tax benefits recorded during 2019; and (iii) New Jersey income tax expense of $185,000 attributable to increased New Jersey sourced income primarily from First Priority legacy customers.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Software licensing and utilization costs were $3,609,000 during the year ended December 31, 2018, an increase of $1,138,000 or 46 percent compared to $2,471,000 for the year ended December 31, 2017. The increase is a result of additional costs to license (i) all of the Scottdale and First Priority locations and the new retail branches, (ii) upgrades to internal systems to enhance data management and storage capabilities given the larger company profile, and (iii) increases in certain core processing fees as our customer base and account/transaction volumes continue to grow.

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

Other expense was $2,632,000 during the year ended December 31, 2018, an increase of $943,000 or 56 percent compared to other expense of $1,689,000 for the year ended December 31, 2017.  As both organic growth and the Scottdale and First Priority acquisitions have increased Mid Penn’s geographic profile and employee base, several categories within other expenses experienced year-over-year increases, including stationary and supplies, printing, postage, employee travel costs, and employee relations.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Investments

Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters.  Mid Penn’s investment portfolio includes both held-to-maturity securities and available-for-sale securities.

Mid Penn’s portfolio of held-to-maturity securities decreased $31,893,000 to $136,477,000 as of December 31, 2019, as compared to $168,370,000 as of December 31, 2018 (held-to-maturity investments are recorded at amortized cost).  Mid Penn’s total available-for-sale securities portfolio decreased $74,914,000 or 67 percent, from $111,923,000 at December 31, 2018 to $37,009,000 at December 31, 2019 (available-for-sale investments are recorded at fair value).  As previously reported on a Form 8-K dated November 20, 2019, Mid Penn early adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments).  As part of the adoption, Mid Penn reclassified 113 held-to-maturity debt securities with an aggregate amortized cost of $67,096,000 to the available-for-sale category, and Mid Penn subsequently sold all 113 securities realizing a collective pre-tax gain on the sales of $1,779,000 in the fourth quarter of 2019.  Please reference Note 24, Recent Accounting Pronouncements, within Item 8, Notes to Consolidated Financial Statements, for more information on the adoption of ASU 2019-04.

The debt securities in Mid Penn’s available-for-sale portfolio are recorded at fair value, which is generally based upon a market price relative to other debt investments of the same type with similar maturity dates.  As the interest rate environment and overall market yield curve changes, the fair value of securities changes accordingly.  The fair values of securities can also be impacted by changing market supply and demand for certain types of securities.

At December 31, 2019, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $127,000 (comprised of a gross unrealized loss on securities of $161,000 net of a deferred income tax benefit of $34,000).  At December 31, 2018, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $3,242,000 (gross unrealized loss on securities of $4,103,000 net of a deferred income tax benefit of $861,000).  Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.  Table 6 provides a summary of our investment securities, and maturity and yield information relating to debt securities is shown in Table 7.

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2019	2018	2017
Available-for-sale securities:
U.S. government agencies	$22,830	$41,572	$38,730
Mortgage-backed U.S. government agencies	12,890	38,849	25,831
State and political subdivision obligations	30	29,256	27,043
Corporate debt securities	1,259	2,246	1,355
Total available-for-sale debt securities	37,009	111,923	92,959
Available-for-sale equity securities:
Equity securities	$507	$492	$506
Total available-for-sale equity securities	507	492	506
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	$50,036	$16,856	$10,894
Mortgage-backed U.S. government agencies	42,091	64,548	52,949
State and political subdivision obligations	45,349	83,649	36,640
Corporate debt securities	—	1,539	—
Total held-to-maturity securities	137,476	166,592	100,483
Total	$174,992	$279,007	$193,948

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
	One Year	Year thru	Years thru	After Ten
As of December 31, 2019	and Less	Five Years	Ten Years	Years	Total
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$4,032	$8,105	$10,693	$—	$22,830
Mortgage-backed U.S. government agencies	—	—	6,354	6,536	12,890
State and political subdivision obligations	—	30	—	—	30
Corporate debt securities	—	250	1,009	—	1,259
	$4,032	$8,385	$18,056	$6,536	$37,009
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$3,994	$5,988	$40,228	$—	$50,210
Mortgage-backed U.S. government agencies	—	—	13,542	28,556	42,098
State and political subdivision obligations	—	10,435	33,734	—	44,169
Corporate debt securities	—	—	—	—	—
	$3,994	$16,423	$87,504	$28,556	$136,477

		After One	After Five
		Year thru	Years
	One Year	Five	thru	After Ten
Weighted Average Yields	and Less	Years	Ten Years	Years	Total
Available for sale securities:
U.S. Treasury and U.S. government agencies	2.47%	1.69%	2.15%	—	2.04%
Mortgage-backed U.S. government agencies	—	—	2.48%	3.13%	2.81%
State and political subdivision obligations	—	2.72%	—	—	2.72%
Corporate debt securities	—	1.50%	5.38%	—	4.61%
	2.47%	1.64%	2.45%	3.13%	2.39%
Held to maturity securities:
U.S. Treasury and U.S. government agencies	1.41%	1.82%	2.55%	—	2.37%
Mortgage-backed U.S. government agencies	—	—	2.95%	2.97%	2.96%
State and political subdivision obligations	—	3.02%	3.26%	—	3.20%
Corporate debt securities	—	—	—	—	—
	1.41%	2.58%	2.89%	2.97%	2.82%

Loans

Total loans at December 31, 2019 were $1,762,756,000 compared to $1,624,067,000 at December 31, 2018, an increase of $138,689,000 or 9 percent since year-end 2018.  The increase in total loans was primarily comprised of year-over-year growth of $107,286,000 in commercial real estate, construction and land development loans and $52,564,000 in commercial, industrial and agricultural loans.

At December 31, 2019, loans (net of unearned income) represented 86 percent of earning assets, compared to 85 percent and 83 percent at December 31, 2018 and 2017, respectively.

The Bank's loan portfolio is diversified among individuals and businesses generally located within the Bank's primary market area of the Pennsylvania counties of Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland.  Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved.  Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured.  Residential real estate loans are secured by liens on the residential property.  Consumer loans include installment loans, lines of credit and home equity loans.  The Bank has no significant concentration of credit to any one borrower.  The Bank’s highest concentration of credit by loan type is in commercial real estate financings.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8, and the maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, construction and land development	$1,110,828	63.0	$1,003,542	61.8	$465,122	51.1	$397,547	48.8	$355,339	48.1
Commercial, industrial and agricultural	339,147	19.2	286,583	17.6	188,262	20.7	171,985	21.1	160,988	21.8
Real estate - residential	304,995	17.3	323,639	19.9	253,152	27.8	240,418	29.5	216,269	29.6
Consumer	7,807	0.5	10,351	0.7	3,954	0.4	4,132	0.6	4,204	0.5
Total Loans	1,762,777	100.0	1,624,115	100.0	910,490	100.0	814,082	100.0	736,800	100.0
Unearned income	(21)		(48)		(86)		(158)		(287)
Loans net of unearned discount	1,762,756		1,624,067		910,404		813,924		736,513
Allowance for loan and lease losses	(9,515)		(8,397)		(7,606)		(7,183)		(6,168)
Net loans	$1,753,241		$1,615,670		$902,798		$806,741		$730,345

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
	One Year	Year thru	After Five
As of December 31, 2019	and Less	Five Years	Years	Total
Commercial real estate, construction and land development	$101,497	$257,632	$751,699	$1,110,828
Commercial, industrial and agricultural	13,070	98,342	227,735	339,147
Real estate - residential mortgages	12,902	27,144	264,949	304,995
Consumer	132	2,647	5,007	7,786
	$127,601	$385,765	$1,249,390	$1,762,756

Rate Sensitivity
Predetermined rate	$54,103	$283,861	$234,188	$572,152
Floating or adjustable rate	73,498	101,904	1,015,202	1,190,604
	$127,601	$385,765	$1,249,390	$1,762,756

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

Other than as described herein, Mid Penn does not believe there are current significant credit-related trends, events or uncertainties relating to its loan portfolio that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Mid Penn recognizes that the effects of current and past economic conditions and other unfavorable business conditions may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn regularly monitors the financial strength of its borrowers and does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components, or perform commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2019	2018	2017	2016	2015
Nonperforming Assets:
Nonaccrual loans	$11,471	$10,749	$10,575	$4,658	$4,418
Accruing troubled debt restructured loans	490	517	544	877	459
Total nonperforming loans	11,961	11,266	11,119	5,535	4,877

Foreclosed real estate	196	1,017	189	224	1,185
Total nonperforming assets	12,157	12,283	11,308	5,759	6,062

Accruing loans 90 days or more past due	—	—	—	59	55
Total risk elements	$12,157	$12,283	$11,308	$5,818	$6,117

Nonperforming loans as a % of total loans outstanding	0.68%	0.69%	1.22%	0.68%	0.66%

Nonperforming assets as a % of total loans outstanding and other real estate	0.69%	0.76%	1.24%	0.71%	0.82%

Ratio of allowance for loan losses to nonperforming loans	79.55%	74.53%	68.41%	129.78%	126.46%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to partially or fully charging off the loan.  If a partial charge off is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.

Foreclosed real estate decreased $821,000 from $1,017,000 at December 31, 2018 to $196,000 at December 31, 2019, driven by the sale of three larger foreclosed real estate properties in 2019 totaling $930,000. During 2019, nonperforming loans increased $695,000 from $11,266,000 at December 31, 2018, to $11,961,000 at December 31, 2019.  The increase is primarily the result of the transfer of one loan relationship totaling $7,385,000 from accrual to nonaccrual status during the fourth quarter of 2019.  This increase was substantially offset by the successful workout and repayment of one nonaccrual commercial credit relationship totaling $4,302,000 during the first quarter of 2019, as well as the successful workout of several smaller nonperforming loan relationships.  Two loan relationships, which account for $8,637,000 or the majority of the nonperforming loan balance, are discussed in more detail below.

Loan relationship no. 1 – During the fourth quarter of 2019, one loan relationship, consisting of two commercial and industrial loans and one commercial real estate credit acquired in 2018, was transferred from accrual to nonaccrual status and at December 31, 2019, the outstanding principal balance of this relationship was $7,385,000.  Given that the fair value of the collateral, primarily comprised of a significant amount of commercial real estate, exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management is diligently pursuing its full rights given its priority liens to the collateral under the loan agreements to collect the remaining outstanding balance.

Loan relationship no. 2 – At December 31, 2019, the contractual outstanding principal balance of this loan relationship was $1,252,000 and was comprised of two loans collateralized primarily by commercial real estate, as well as certain machinery and equipment.  As part of the workout process, the loans in this relationship were modified as troubled debt restructured loans during 2017.  Given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate and equipment collateral pledged in support of the loans.

Mid Penn’s troubled debt restructured loans at December 31, 2019 totaled $2,238,000, of which $490,000 were accruing loans in compliance with the terms of the modification and $1,748,000 are included in nonaccrual loans.  As a result of the evaluation, a specific allocation, and subsequently, charge-offs have been taken as deemed appropriate.

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

Further discussion of troubled debt restructured loans can be found in Note 7, Loans and Allowance for Loan and Lease Losses, within Item 8, Notes to Consolidated Financial Statements.  As of December 31, 2019, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

The following table provides additional analysis of partially charged off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)	December 31, 2019	December 31, 2018
Period ending total loans outstanding (net of unearned income)	$1,762,756	$1,624,067
Allowance for loan and lease losses	9,515	8,397
Total Nonperforming loans	11,961	11,266
Recorded investment in nonperforming and impaired loans with partial charge-offs	332	333

Ratio of nonperforming loans with partial charge-offs to total loans	0.02%	0.02%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	2.78%	2.96%

Coverage ratio net of nonperforming loans with partial charge-offs	81.82%	76.80%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	0.54%	0.52%

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

Mid Penn had loans with an aggregate balance of $11,891,000 which were deemed by management to be impaired at December 31, 2019, including $1,808,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015 and the Scottdale and First Priority acquisitions in 2018.  Of the $10,083,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $890,000 were commercial and industrial relationships, $8,311,000 were commercial real estate relationships, $817,000 were residential relationships, $40,000 were commercial real estate – construction relationships, and $25,000 were home equity relationships.  There were specific loan loss reserve allocations of $166,000 against the commercial real estate relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

While the allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates and consideration of the above-noted qualitative factors which may be susceptible to significant change.  Changes in these estimates may impact the provisions charged to expense in future periods.  Management believes, based on information currently available, that the allowance for loan and lease losses of $9,515,000 as of December 31, 2019 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2019	2018	2017	2016	2015
Commercial real estate, construction and land development	$6,310	$4,778	$4,613	$4,467	$3,705
Commercial, industrial and agricultural	2,341	2,391	1,795	1,581	1,394
Real estate - residential	417	453	428	541	534
Consumer	444	535	426	382	329
Unallocated	3	240	344	212	206
	$9,515	$8,397	$7,606	$7,183	$6,168

Organic growth in the loan portfolio resulted in a larger allowance in 2019.  See also the discussion in the Provision for Loan and Lease Losses section.

The allowance for loan and lease losses at December 31, 2019 was $9,515,000 or 0.54% of total loans (less unearned discount), as compared to $8,397,000 or 0.52% at December 31, 2018, and $7,606,000 or 0.84% at December 31, 2017.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are retail deposits from business and consumers in its market area.  Total deposits at December 31, 2019 increased by $186,386,000 or 11 percent over December 31, 2018.  Deposits as of year-end 2018 had increased by $702,458,000 or 69 percent over December 31, 2017.  Deposit growth from 2018 to 2019 was led by substantial increases in money market deposits and noninterest-bearing balances, primarily due to both new and expanded cash management and commercial deposit account relationships.  Deposits assumed from the First Priority and Scottdale acquisitions accounted for $596,780,000 of the increase in total deposits from 2017 to 2018, while organic deposit growth totaled $105,678,000.  Average balances and average interest rates applicable to the major classifications of deposits for the years ended December 31, 2019, 2018, and 2017 are presented in Table 13.

At December 31, 2019, the Bank had $13,326,000 in brokered time deposits, a decrease of $42,862,000 or 76 percent since December 31, 2018.  At December 31, 2018, the Bank had $56,188,000 in brokered time deposits, an increase of $53,096,000 or 170 percent over December 31, 2017.  The increase in 2018, and subsequent decrease in 2019, was primarily due to a portfolio of brokered certificates of deposit assumed in the First Priority acquisition which mature through 2020 and have not been replaced.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	Years Ended December 31,
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$296,872	0.00%	$232,562	0.00%	$146,683	0.00%
Interest-bearing demand deposits	415,359	1.04	371,873	0.66	335,859	0.42
Money market	443,248	1.66	309,705	0.97	247,337	0.59
Savings	187,927	0.34	191,686	0.28	62,500	0.06
Time	471,241	1.96	324,853	1.51	197,154	1.30
	$1,814,647	1.19%	$1,430,679	0.76%	$989,533	0.55%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2019	2018	2017
Three months or less	$31,314	$29,957	$38,563
Over three months to twelve months	148,449	201,827	27,295
Over twelve months	92,041	12,952	39,883
	$271,804	$244,736	$105,741

Mid Penn held no short term borrowings as of December 31, 2019.  Short term borrowings, consisting of FHLB borrowings having an initial term of less than one year, totaled $43,100,000 as of December 31, 2018.  As of December 31, 2019 and 2018, the Bank had long-term debt outstanding in the amount of $32,903,000 and $48,024,000, respectively, consisting of FHLB fixed rate instruments, and, at December 31, 2019, a finance lease liability executed in 2019.

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets.  The detailed computation of Mid Penn’s regulatory capital ratios can be found in Note 18, Regulatory Matters, within Item 8, Notes to Consolidated Financial Statements.  The greater a corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses.  Too much capital, however, indicates that not enough of a corporation’s earnings have been invested in the continued growth of the business or paid to shareholders.  Excess capital makes it difficult for a corporation to offer a competitive return on the shareholders’ capital going forward.  For these reasons capital management practices have been, and will continue to be, of paramount importance.

Shareholders’ equity increased by $14,664,000 or 7 percent from $223,209,000 as of December 31, 2018 to $237,874,000 as of December 31, 2019. The increase in shareholders’ equity reflects (i) the growth in retained earnings through year-to-date net income of $17,701,000 net of dividends paid totaling $6,688,000, (ii) a $316,000 favorable prior period adjustment posted as part of the adoption of the new GAAP leasing standard, and (iii) other comprehensive income from the significant after-tax appreciation in the available-for-sale portfolio, much of which has been realized from securities sales during 2019.

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

Shareholders’ equity increased in 2017 by $5,236,000 or 7 percent, as capital was positively impacted by the net income available to common shareholders of $7,089,000 and other comprehensive income of $1,120,000. These increases were partially offset by dividends declared during 2017 of $3,264,000.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn’s current intent for dividend payout is to provide reasonable quarterly cash returns to shareholders while still retaining sufficient earnings to finance future growth and maintain sound capital levels.  For additional information, see “Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities – Dividends”.  Dividends paid and declared on common shares totaled $0.79 for the year ended December 31, 2019.  Dividends paid and declared on common shares totaled $0.70 and $0.45, respectively, for the year ended December 31, 2018.  Dividends paid and declared totaled $0.62 and $0.77, respectively, for the year ended December 31, 2017.  The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 37.80% for 2019 and 47.30% for 2018.

Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2019 and 2018, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of December 31, 2019
Tier 1 Capital (to Average Assets)	$168,146	7.8%	$86,773	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	120,020	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	145,738	8.50%	N/A	N/A
Total Capital (to Risk Weighted Assets)	204,811	11.9%	180,030	10.50%	N/A	N/A

Mid Penn Bank
As of December 31, 2019
Tier 1 Capital (to Average Assets)	$185,101	8.5%	$86,760	4.00%	$108,450	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	119,995	7.00%	111,424	6.5%
Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	145,708	8.50%	137,137	8.0%
Total Capital (to Risk Weighted Assets)	204,196	11.9%	179,992	10.50%	171,421	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2018
Tier 1 Capital (to Average Assets)	$155,662	8.0%	$77,499	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	98,977	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	122,265	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	191,300	12.3%	153,317	9.875%	N/A	N/A

Mid Penn Bank
As of December 31, 2018
Tier 1 Capital (to Average Assets)	$171,776	8.9%	$77,230	4.00%	$96,537	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	98,963	6.375%	100,903	6.5%
Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	122,248	7.875%	124,189	8.0%
Total Capital (to Risk Weighted Assets)	180,332	11.6%	153,295	9.875%	155,236	10.0%

(1)

The minimum amounts and ratios as of December 31, 2019 include the fourth year phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.  At December 31, 2018, the minimum amounts and ratios included the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership, or similar event.

Series D Preferred Stock

In accordance with the terms and conditions of the Agreement and Plan of Merger dated January 16, 2018 between Mid Penn and First Priority (the “Merger Agreement”), each share of First Priority Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “First Priority Preferred Stock”) outstanding as of July 31, 2018 was converted into the right to receive one share of Mid Penn Fixed Rate Cumulative Perpetual Preferred Stock, Series D, having a $1,000 liquidation preference per share (the “Mid Penn Preferred Stock”). In connection with the First Priority Merger, Mid Penn issued 3,404 shares of Mid Penn Preferred Stock totaling $3,404,000.

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

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of Mid Penn Preferred Stock at the $1,000 liquidation value. The redemption of the $3,404,000 of the Mid Penn Preferred Stock was completed and the final dividend payment was made on December 14, 2018.  Accordingly, no preferred stock was outstanding at December 31, 2019 and December 31, 2018, and no preferred dividends were paid during 2019.

Income Taxes

Income tax expense for 2019 was $3,725,000, compared to $2,129,000 for 2018 and $4,500,000 in 2017.  The provision for income taxes for the twelve months ended December 31, 2019 reflects (i) an effective federal tax rate of 17.8%, with the difference from the statutory tax rate of 21% mostly related to tax-exempt income on municipal securities and loans;  (ii) a favorable adjustment to federal income tax expense of $277,000 for certain permanent nonrecurring tax benefits recorded during 2019; and (iii) New Jersey income tax expense of $185,000 attributable to increased New Jersey sourced income, primarily from First Priority legacy customers. Federal income tax expense in 2018 reflects the reduction in the maximum corporate income tax rate from 34 percent to 21 percent, legislated by the Tax Cuts and Jobs Act (“TCJA”) in December, 2017, with the rate change effective January 1, 2018.  Also, as a result of the TCJA, federal income tax expense was negatively impacted by a one-time non-cash reduction in the value of Mid Penn’s deferred tax asset, which resulted in a charge of $1,169,000 during the year ended December 31, 2017.  Mid Penn’s deferred tax asset, which was previously valued based upon the projection of a 34 percent future tax benefit, was adjusted to reflect future deferred tax benefits at the new 21 percent corporate tax rate.

Liquidity

Mid Penn's asset-liability management policy addresses the management of Mid Penn's liquidity position and its ability to raise sufficient funds to meet deposit withdrawals, fund loan growth and meet other operational needs.  In addition to its cash and equivalents, Mid Penn utilizes its investments as a source of liquidity, along with deposit growth and increases in borrowings.  For additional information, see Deposits and Other Funding Sources, which appears earlier in this discussion.  Liquidity from investments is provided primarily through investment calls, sales of available-for-sale securities, prepayments on mortgage-backed securities, and from investments and interest-bearing balances with maturities of one year or less.

The Bank can obtain funds from overnight borrowings, short-term borrowings, and long-term borrowings from the FHLB, up to the Bank’s maximum borrowing capacity with the FHLB, which was $810,827,000 at December 31, 2019. FHLB borrowings require the Bank to make certain restricted stock purchases in accordance with FHLB requirements.  Borrowings with the FHLB are collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with other correspondent banks amounting to $35,000,000 at December 31, 2019.

Major sources of cash in 2019 came from the $186,368,000 net increase in deposits, $160,279,000 of proceeds from sales of mortgage loans originated for sale, and $154,307,000 in proceeds from the sales of available-for-sale investments securities.

Major uses of cash in 2019 were $163,228,000 to fund mortgage loans originated for sale, $139,430,000 to fund portfolio loan growth (primarily commercial loans) and $79,254,000 to fund the purchase of investment securities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Major sources of cash in 2018 came from the $158,271,000 in proceeds from the sales of available-for-sale investments securities and the $72,616,000 in net cash received from the acquisitions of Scottdale and First Priority.

Major uses of cash in 2018 were $132,097,000 to fund loan growth and $100,205,000 to fund the purchase of investment securities.

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2019.

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Financial Statements Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	9	$14,487	$2,183	$3,756	$2,991	$5,557
Finance lease obligation	9	5,112	217	434	469	3,992
Certificates of deposit	10	492,054	282,134	161,884	47,319	717
Long-term debt	12	30,505	28,093	184	184	2,044
Subordinated debt	13	37,429	1,576	3,152	3,152	29,549
Payments under benefit plans	15	3,658	253	546	656	2,203
Executive compensation payments	16	6,818	50	97	77	6,594
		$570,464	$312,106	$165,863	$51,388	$41,107

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

Off-Balance Sheet Items

Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures.  As of December 31, 2019, commitments to extend credit amounted to $435,553,000 compared to $346,238,000 as of December 31, 2018.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit increased to $26,574,000 at December 31, 2019, from $20,839,000 at December 31, 2018.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At December 31, 2019, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2019			December 31, 2018
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	10.43%	≥ -20%	300	8.09%	≥ -20%
200	6.84%	≥ -15%	200	5.38%	≥ -15%
100	3.37%	≥ -10%	100	2.66%	≥ -10%
0			0
(100)	-2.87%	≥ -10%	(100)	-2.01%	≥ -10%
(200)	-4.99%	≥ -15%	(200)	-3.49%	≥ -15%
(300)	-8.66%	≥ -20%	(300)	-6.43%	≥ -20%

MID PENN BANCORP, INC.

ITEM 8.  FINANCIAL STATEMENTS

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Michael D. Peduzzi, CPA

Rory G. Ritrievi	Michael D. Peduzzi, CPA
President and	Sr. Executive Vice President and
Chief Executive Officer	Chief Financial Officer
March 13, 2020	March 13, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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

Philadelphia, Pennsylvania

March 13, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Mid Penn Bancorp, Inc. and subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and our report dated March 13, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Report on Internal Controls Over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 13, 2020

MID PENN BANCORP, INC.Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$25,746	$24,600
Interest-bearing balances with other financial institutions	4,657	4,572
Federal funds sold	108,627	10,893
Total cash and cash equivalents	139,030	40,065

Investment securities available for sale, at fair value	37,009	111,923
Investment securities held to maturity, at amortized cost (fair value $137,476 and $166,582)	136,477	168,370
Loans held for sale	8,422	1,702
Loans and leases, net of unearned interest	1,762,756	1,624,067
Less: Allowance for loan and lease losses	(9,515)	(8,397)
Net loans and leases	1,753,241	1,615,670

Bank premises and equipment, net	24,937	25,303
Operating lease right of use asset	11,442	—
Finance lease right of use asset	3,447	—
Cash surrender value of life insurance	16,881	16,691
Restricted investment in bank stocks	4,902	6,646
Accrued interest receivable	7,964	8,244
Deferred income taxes	2,810	4,696
Goodwill	62,840	62,840
Core deposit and other intangibles, net	5,758	7,221
Foreclosed assets held for sale	196	1,017
Other assets	15,819	7,593
Total Assets	$2,231,175	$2,077,981

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$310,036	$269,870
Interest-bearing demand	458,451	384,834
Money Market	488,748	375,648
Savings	177,737	209,345
Time	477,422	486,329
Total Deposits	1,912,394	1,726,026

Short-term borrowings	—	43,100
Long-term debt	32,903	48,024
Subordinated debt	27,070	27,082
Operating lease liability	12,544	—
Accrued interest payable	2,208	2,262
Other liabilities	6,182	8,278
Total Liabilities	1,993,301	1,854,772

Shareholders' Equity:
Common stock, par value $1.00; 20,000,000 shares authorized at December 31, 2019; 10,000,000 shares authorized at December 31, 2018; 8,480,938 and 8,459,918 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8,481	8,460
Additional paid-in capital	178,159	177,565
Retained earnings	50,891	39,562
Accumulated other comprehensive income (loss)	343	(2,378)
Total Shareholders’ Equity	237,874	223,209
Total Liabilities and Shareholders' Equity	$2,231,175	$2,077,981

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2019	2018	2017
INTEREST INCOME
Interest and fees on loans and leases	$88,078	$61,692	$40,156
Interest on interest-bearing balances	100	75	18
Interest on federal funds sold	1,222	451	115
Interest and dividends on investment securities:
U.S. Treasury and government agencies	3,084	3,518	2,273
State and political subdivision obligations, tax-exempt	2,046	2,323	1,113
Other securities	782	595	217
Total Interest Income	95,312	68,654	43,892
INTEREST EXPENSE
Interest on deposits	21,550	10,884	5,463
Interest on short-term borrowings	470	207	111
Interest on long-term and subordinated debt	3,144	1,629	730
Total Interest Expense	25,164	12,720	6,304
Net Interest Income	70,148	55,934	37,588
PROVISION FOR LOAN AND LEASE LOSSES	1,390	500	325
Net Interest Income After Provision for Loan and Lease Losses	68,758	55,434	37,263
NONINTEREST INCOME
Income from fiduciary activities	1,416	1,155	845
Service charges on deposits	884	933	721
Net gain on sales of investment securities	1,878	137	42
Earnings from cash surrender value of life insurance	314	286	262
Mortgage banking income	3,771	751	872
ATM debit card interchange income	1,594	1,253	937
Merchant services income	413	347	335
Net gain on sales of SBA loans	831	561	800
Other income	1,520	2,039	893
Total Noninterest Income	12,621	7,462	5,707
NONINTEREST EXPENSE
Salaries and employee benefits	32,360	23,862	16,929
Occupancy expense, net	5,352	4,019	2,512
Equipment expense	2,647	2,186	1,536
Pennsylvania Bank Shares Tax expense	777	225	451
FDIC Assessment	839	772	792
Legal and professional fees	1,679	1,117	802
Marketing and advertising expense	906	1,025	516
Software licensing and utilization	4,394	3,609	2,471
Telephone expense	609	621	497
(Gain) loss on sale or write-down of foreclosed assets	(15)	4	88
Intangible amortization	1,430	1,224	104
Merger and acquisition expense	—	4,790	619
Other expenses	8,975	6,717	4,064
Total Noninterest Expense	59,953	50,171	31,381
INCOME BEFORE PROVISION FOR INCOME TAXES	21,426	12,725	11,589
Provision for income taxes	3,725	2,129	4,500
NET INCOME	17,701	10,596	7,089
Series D preferred stock dividends	—	102	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$17,701	$10,494	$7,089

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$2.09	$1.48	$1.67
Cash Dividends Declared	$0.79	$0.45	$0.77

The accompanying notes are an integral part of these consolidated financial statements

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Net income	$17,701	$10,596	$7,089

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available for sale securities, net of income taxes of $1,223, ($259), and $589, respectively (d)	4,598	(1,010)	1,143

Reclassification adjustment for net gain on sales of available-for-sale securities included in net income, net of income taxes of ($394), ($29), and ($14), respectively (a), (d)	(1,484)	(108)	(28)

Change in defined benefit plans, net of income taxes of ($79), $363, and $4, respectively (b), (d)	(296)	1,364	15

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income taxes of ($26), ($156), and ($3), respectively (c), (d)	(97)	(585)	(10)

Total other comprehensive income (loss)	2,721	(339)	1,120

Total comprehensive income	$20,422	$10,257	$8,209

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(c)

The reclassification adjustment for defined benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within the total noninterest income.  Please reference Note 15, Postretirement Benefit Plans, to the consolidated financial statements for more information.

(d)	The income tax impacts of the components of other comprehensive income are calculated using a 21 percent tax rate for 2019 and 2018 and a 34 percent tax rate for 2017.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2017	$—	$4,233	$40,688	$28,399	$(2,853)	$70,467
Net income	—	—	—	7,089	—	7,089
Total other comprehensive income, net of taxes	—	—	—	—	1,120	1,120
Common stock dividends declared	—	—	—	(3,264)	—	(3,264)
Employee Stock Purchase Plan (3,578 shares)	—	4	100	—	—	104
Director Stock Purchase Plan (1,345 shares)	—	1	41	—	—	42
Restricted stock activity (3,996 shares)	—	4	141	—	—	145
Tax rate adjustment impact	—	—	—	341	(341)	—
Balance, December 31, 2017	$0	$4,242	$40,970	$32,565	$(2,074)	$75,703

Impact of adoption of new accounting standard (a)	—	—	—	(44)	35	(9)
Balance at January 1, 2018, adjusted	—	4,242	40,970	32,521	(2,039)	75,694
Net income	—	—	—	10,596	—	10,596
Total other comprehensive loss, net of taxes	—	—	—	—	(339)	(339)
Series D preferred stock issued in connection with the First Priority acquisition	3,404	—	—	—	—	3,404
Series D preferred stock dividends	—	—	—	(102)	—	(102)
Series D preferred stock redemption	(3,404)	—	—	—	—	(3,404)
Common stock dividends declared	—	—	—	(3,453)	—	(3,453)
Common stock issued to Scottdale shareholders (1,878,827 shares) (b)	—	1,879	62,302	—	—	64,181
Common stock issued to First Priority shareholders (2,320,800 shares) (c)	—	2,321	73,801	—	—	76,122
Employee Stock Purchase Plan (4,132 shares)	—	4	115	—	—	119
Director Stock Purchase Plan (4,296 shares)	—	4	120	—	—	124
Restricted stock activity (9,647 shares)	—	10	257	—	—	267
Balance, December 31, 2018	$0	$8,460	$177,565	$39,562	$(2,378)	$223,209

Impact of adoption of new accounting standard (d)	—	—	—	316	—	316
Balance at January 1, 2019, adjusted	—	8,460	177,565	39,878	(2,378)	223,525
Net income	—	—	—	17,701	—	17,701
Total other comprehensive income, net of taxes	—	—	—	—	2,721	2,721
Common stock dividends declared	—	—	—	(6,688)	—	(6,688)
Employee Stock Purchase Plan (5,151 shares)	—	5	129	—	—	134
Director Stock Purchase Plan (5,232 shares)	—	5	130	—	—	135
Restricted stock activity (10,637 shares)	—	11	335	—	—	346
Balance, December 31, 2019	$0	$8,481	$178,159	$50,891	$343	$237,874

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 24, Recent Accounting Pronouncements, to the consolidated financial statements for more information.
(b)

Shares issued on January 8, 2018 as a result of the acquisition of The Scottdale Bank & Trust Company (“Scottdale”).  See Note 4, Acquisition of The Scottdale Bank and Trust Company, to the consolidated financial statements for more information.

(c)

Shares issued on July 31, 2018 as a result of the acquisition of First Priority Financial Corp. (“First Priority”).  See Note 5, Acquisition of First Priority Financial Corp., to the consolidated financial statements for more information.

(d)	Represents the impact of adopting Accounting Standard Update ASU 2016-02. See Note 24, Recent Accounting Pronouncements, to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Operating Activities:
Net Income	$17,701	$10,596	$7,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	1,390	500	325
Depreciation	2,815	2,395	1,464
Amortization of intangibles	1,430	1,224	105
Net amortization of security premiums	755	517	1,280
Amortization of operating lease right of use assets	1,678	—	—
Amortization of finance lease right of use asset	150	—	—
Gain on sales of investment securities	(1,878)	(137)	(42)
Earnings on cash surrender value of life insurance	(331)	(286)	(262)
Mortgage loans originated for sale	(163,228)	(46,264)	(44,010)
Proceeds from sales of mortgage loans originated for sale	160,279	46,353	45,801
Gain on sale of mortgage loans	(3,771)	(751)	(872)
SBA loans originated for sale	(13,792)	(7,734)	(10,282)
Proceeds from sales of SBA loans originated for sale	14,622	8,296	11,082
Gain on sale of SBA loans	(831)	(561)	(800)
Loss on write-down/disposal of property, plant, and equipment	168	71	14
(Gain) loss on sale / write-down of foreclosed assets	(15)	4	88
Restricted stock compensation expense	346	267	145
Deferred income tax expense	665	1,317	1,828
Decrease (increase) in accrued interest receivable	280	(398)	(636)
Increase in other assets	(8,193)	(1,779)	(380)
(Decrease) increase in accrued interest payable	(54)	528	130
Net change in operating lease liability	(1,782)	—	—
Decrease in other liabilities	(573)	(3,175)	(172)
Net Cash Provided By Operating Activities	7,831	10,983	11,895

Investing Activities:
Proceeds from the sale of available-for-sale securities	154,307	158,271	52,932
Proceeds from the maturity or call of available-for-sale securities	13,659	17,235	5,960
Purchases of available-for-sale securities	(20,406)	(24,830)	(16,041)
Proceeds from the maturity or call of held-to-maturity securities	23,160	14,493	5,102
Purchases of held-to-maturity securities	(58,848)	(75,375)	(108,697)
Net cash received from acquisitions	—	72,616	—
Redemptions (purchases) of restricted investment in bank stocks	1,744	72	(1,941)
Net increase in loans and leases	(139,430)	(132,097)	(96,570)
Proceeds from bank owned life insurance	140	—	—
Purchases of bank premises and equipment	(3,885)	(8,958)	(6,879)
Proceeds from sale of bank premises and equipment	1,268	—	2,201
Proceeds from sale of foreclosed assets	1,306	420	136
Net Cash (Used In) Provided By Investing Activities	(26,985)	21,847	(163,797)

Financing Activities:
Net increase (decrease) in deposits	186,368	(12,469)	88,195
Net (decrease) increase in short-term borrowings	(43,100)	(25,836)	34,611
Proceeds from long-term debt borrowings	13,500	30,000	—
Series D preferred stock dividends paid	—	(102)	—
Series D preferred stock redemption	—	(3,404)	—
Common stock dividends paid	(6,688)	(4,513)	(2,204)
Proceeds from Employee Stock Purchase Plan stock issuance	134	119	104
Proceeds from Director Stock Purchase Plan stock issuance	135	124	42
Net change in finance lease liability	(46)	—	—
Long-term debt repayment	(32,184)	(198)	(1,220)
Deferred financing fees paid for subordinated debt issuance	—	—	(85)
Subordinated debt issuance	—	—	10,000
Net Cash Provided By (Used In) Financing Activities	118,119	(16,279)	129,443

Net increase (decrease) in cash and cash equivalents	98,965	16,551	(22,459)
Cash and cash equivalents, beginning of year	40,065	23,514	45,973
Cash and cash equivalents, end of year	$139,030	$40,065	$23,514

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$25,218	$11,103	$6,174
Income taxes paid	$3,770	$1,425	$3,890

Supplemental Noncash Disclosures:
Recognition of operating lease right-of-use assets	$13,120	$—	$—
Recognition of operating lease liabilities	$14,326	$—	$—
Recognition of finance lease right-of-use asset	$3,597	$—	$—
Recognition of finance lease liability	$3,597	$—	$—
Loan transfers to foreclosed assets held for sale	$470	$1,116	$189
Debt securities transferred from held-to-maturity to available-for-sale	$67,096	$—	$—
Common stock issued to First Priority and Scottdale shareholders	$—	$4,200	$—
Dividends declared and not paid before year-end	$—	$—	$1,060

Assets, Liabilities, and Equity in Connection with Mergers (a):

(Dollars in thousands)

Assets Acquired:
Securities	$—	$177,016	$—
Loans	—	582,392	—
Restricted stock	—	2,334	—
Property and equipment	—	2,643	—
Foreclosed assets	—	136	—
Deferred income taxes	—	4,190	—
Accrued interest receivable	—	3,282	—
Core deposit and other intangible assets	—	7,976	—
Cash surrender value of life insurance	—	3,363	—
Other assets	—	1,100	—
	$—	$784,432	$—

Liabilities Assumed:
Deposits	$—	$714,927	$—
Borrowings	—	49,939	—
Accrued interest payable	—	1,089	—
Other liabilities	—	6,309	—
	$—	$772,264	$—

Equity Acquired:
Preferred stock	$—	$3,404	$—

(a)

This disclosure includes the impact of both the acquisition of The Scottdale Bank and Trust Company, effective January 8, 2018, and the acquisition of First Priority Financial Corp., effective July 31, 2018.  See Note 4, Acquisition of The Scottdale Bank and Trust Company, and Note 5, Acquisition of First Priority Financial Corp., to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

Notes to Consolidated Financial Statements
(1)	Basis of Presentation

For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. and its wholly-owned subsidiary, Mid Penn Bank (the “Bank”). Mid Penn Bancorp, Inc. and its wholly owned subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.”  All material intercompany accounts and transactions have been eliminated in consolidation.

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

The comparability of Mid Penn’s results of operations for the year ended December 31, 2019, compared to the years ended December 31, 2018 and 2017, in general, have been materially impacted by these two acquisitions, as further described in Note 4 and Note 5.  For comparative purposes, the December 31, 2018 and December 31, 2017 balances have been reclassified, when necessary, to conform to the 2019 presentation.  Such reclassifications had no impact on net income. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2019, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.

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

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its thirty-nine retail banking offices located in the Pennsylvania counties of Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland.

MID PENN BANCORP, INC.

3)	Summary of Significant Accounting Policies

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

(c)	Restrictions on Cash and Due from Bank Accounts

The Bank is required by banking regulations to maintain certain minimum cash reserves.  As of both December 31, 2019 and 2018, there was no cash reserve balances required to be maintained at the Federal Reserve of Philadelphia because the Bank had sufficient vault cash available.

(d)	Interest-bearing Time Deposits with Other Financial Institutions

Interest-bearing time deposits with other financial institutions consist of certificates of deposits in other financial institutions with maturities within one year.

(e)	Investment Securities

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

Securities to be held to maturity are carried at amortized cost.  Unrealized holding gains and losses on held-to-maturity securities are excluded from earnings, and are not a component of accumulated other comprehensive income (loss) within shareholders’ equity.

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

(f)	Equity Securities

As a result of the adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, Mid Penn reports its equity securities with readily determinable fair values at fair value within other assets on the balance sheet, with realized and unrealized gains and losses reported in other expense on the income statement. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income or loss, net of tax.  The adoption of ASU 2016-01 on January 1, 2018 resulted in net unrealized losses of $44,000 being reclassified out of accumulated other comprehensive loss and into retained earnings as reflected on the Consolidated Statement of Changes in Shareholders’ Equity for the period ended December 31, 2018.

As of December 31, 2019 and December 31, 2018, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $507,000 and $492,000, respectively.  No equity securities were sold during the years ended December 31, 2019 and December 31, 2018.

(g)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are included in loans held for sale and are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements.  Gains and losses on sales of mortgage loans are included in the Consolidated Statements of Income in mortgage banking income.

(h)	Loans and Allowance for Loan and Lease Losses

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

MID PENN BANCORP, INC.

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

Residential mortgage

Mid Penn offers a wide array of residential mortgage loans for both permanent structures and those under construction.  The Bank’s residential mortgage originations are secured primarily by properties located in its primary market and surrounding areas.  Residential mortgage loans have terms up to a maximum of 30 years and with loan-to-value ratios up to 100 percent of the lesser of the appraised value of the security property or the contract price.  Private mortgage insurance is generally required in an amount sufficient to reduce the Bank’s exposure to at or below the 85 percent loan-to-value level.  Residential mortgage loans generally do not include prepayment penalties.

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

The Bank underwrites residential mortgage loans to the standards established by the secondary mortgage market, i.e., Fannie Mae, Ginnie Mae, Freddie Mac, Federal Home Loan Bank or Pennsylvania Housing Finance Agency standards, with the intention of selling the majority of residential mortgages originated into the secondary market.  In the event that the facts and circumstances surrounding a residential mortgage application do not meet all underwriting conditions of the secondary mortgage market, the Bank will evaluate the failed conditions and evaluate the potential risk of holding the residential mortgage in the Bank’s portfolio rather than rejecting the loan request.  In the event that the loan is funded and held in the Bank’s portfolio, the interest rate on the residential mortgage would be increased to compensate for the added portfolio risk.

MID PENN BANCORP, INC.

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $80,000 at December 31, 2019 and $159,000 at December 31, 2018.

The allowance is increased by the provision for loan and lease losses, and decreased by charge-offs, net of recoveries.  Loans deemed to be uncollectible are charged off to the allowance, and subsequent recoveries, if any, are credited to the allowance.  All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of bankruptcy or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan and lease losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions and a narrative accompanying the allowance for loan loss calculation.

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

Mid Penn generally considers a commercial loan (consisting of commercial and industrial, commercial real estate, commercial real estate-construction, and lease financing loan classes) to be impaired when it becomes 90 days or more past due and not in the process of collection, or sooner when it is probable that Mid Penn will be unable to collect all contractual principal and interest due.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time, the loan would generally be considered collateral dependent as the discounted cash flows method would generally indicate no operating income available for evaluating the collateral position; therefore, most impaired loans are deemed to be collateral dependent.

In addition, Mid Penn’s rating system assumes any loans classified as nonaccrual, included in the substandard rating, to be impaired, and most of these loans are considered collateral dependent; therefore, most of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans classified as substandard nonaccrual, doubtful, having probable loss will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans determined to be impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charging off a residential mortgage loan begins when a loan becomes delinquent for 90 days and is not in the process of collection.  The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management, and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of either bankruptcy or if there is an amount deemed uncollectible.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

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

Loans acquired with credit deterioration are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  For these loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount.  The nonaccretable discount includes estimated future credit losses expected to be incurred over the life of the loan.  Subsequent decreases to the expected cash flows will require Mid Penn to evaluate the need for an additional allowance.  Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the nonaccretable discount which Mid Penn will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

Loans acquired through business combinations that meet the specific criteria of ASC 310-30 are individually evaluated each period to analyze expected cash flows.  To the extent that the expected cash flows of a loan have decreased due to credit deterioration, Mid Penn establishes an allowance.

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20.  These loans are initially recorded at fair value, and include credit and interest rate marks associated with acquisition accounting adjustments.  Purchase premiums or discounts are subsequently amortized as an adjustment to yield, using the level yield method, over the estimated contractual lives of the loans.  There is no allowance for loan losses established at the acquisition date for acquired performing loans.  An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

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

(i)	Bank Premises and Equipment

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

(j)	Bank Premises and Equipment Held For Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value.  There were no premises and equipment classified as held for sale as of December 31, 2019 or 2018.  During 2019, Mid Penn sold the land and facility formerly used as a full-service retail banking property. An impairment charge of $105,000 was recorded during the first quarter of 2019 related to this property and is included in other expenses on the Consolidated Statement of Income.

MID PENN BANCORP, INC.

(k)	Leases

Mid Penn leases certain premises and equipment, and as of January 1, 2019, for all leases in effect upon adoption of Accounting Standards Update 2016-02, Leases (Topic 842) as well as any leases commencing thereafter, Mid Penn has recognized a right-of-use asset and a related lease liability for each distinct lease agreement.  The lease right-of-use asset consists of the amount of the initial measurement of the lease liability, adjusted for (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and (ii) any initial direct costs incurred by the lessee (defined as costs of a lease that would not have been incurred had the lease not been executed).  The related lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, all lease liability amounts were calculated using Mid Penn’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

Operating lease expense, recognized as a component of occupancy expense on the Consolidated Statements of Income, consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis.  Operating lease expense also includes variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.  Finance lease expense consists of the amortization of the right-of-use asset, recognized as a component of occupancy expense on the Consolidated Statements of Income, and interest expense on the lease liability, which is recorded as a component of other interest expense on the Consolidated Statements of Income

In assessing whether a contract contains a lease, Mid Penn reviews third-party agreements to determine if the contract conveys the right to control the use of identified property, plant, or equipment (defined as an identified asset by Topic 842) for a period of time in exchange for consideration, and grants Mid Penn the right to both (i) obtain substantially all of the economic benefits from the identified asset’s use, and (ii) direct the use of the identified asset throughout the term of the agreement.

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

(l)	Bank-Owned Life Insurance

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

MID PENN BANCORP, INC.

(m)	Restricted Investments in Bank Stocks

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks.  As a member of the FHLB and Atlantic Community Bankers Bank (“ACBB”), the Bank is required to own restricted stock investments in these correspondent banks, which is carried at cost.  The level of stock ownership in the FHLB is adjusted by the FHLB throughout the year based upon the level of outstanding borrowings of the Bank (in general, a higher amount of borrowings, requires a higher amount of FHLB stock ownership).   During the years ended December 31, 2019, 2018, and 2017 dividends received from the FHLB totaled $424,000, $275,000, and $114,000 respectively.

(n)	Income Taxes

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

Mid Penn accounts for uncertain tax positions if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management's judgment.

Mid Penn recognizes interest and penalties on income taxes, if any, as a component of income tax expense.

In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, reducing the corporate tax rate applicable to Mid Penn, for tax years beginning after 2017, to a flat 21 percent statutory federal tax rate.  Though the reduced rate will provide tax savings to Mid Penn in future periods after 2017, the reduction resulted in a one-time $1,169,000 write-down of Mid Penn’s deferred tax asset in December 2017, because the deferred tax asset was previously valued based upon the projection of Mid Penn realizing a 34 percent future corporate tax rate benefit.  This write-down was included in Mid Penn’s income tax provision for the year ended December 31, 2017, as further discussed in Note 17, Income Taxes, to the consolidated financial statements.

(o)	Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance at both December 31, 2019 and  December 31, 2018 was comprised of, (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this goodwill potential impairment assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent evaluation, which was performed as of October 31, 2019 using a qualitative analysis.  In addition, Mid Penn did not identify any goodwill impairment in either 2018 or 2017 using a similar qualitative analyses.

MID PENN BANCORP, INC.

(p)	Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangibles was $5,526,000 and $6,893,000 at December 31, 2019 and 2018, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $1,367,000, $1,188,000, and $86,000 for the years 2019, 2018, and 2017, respectively.  The core deposit intangible for each respective acquisition (Phoenix in 2015, and Scottdale and First Priority in 2018) is being amortized over a ten-year period staring at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangibles are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  Mid Penn did not identify any core deposit intangible impairment in either 2019, 2018, or 2017.

(q)	Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less cost to sell at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of December 31, 2019, Mid Penn had $78,000 of residential real estate held in other real estate owned.  There was also $84,000 in loans for which formal foreclosure proceedings were in process at December 31, 2019.  As of December 31, 2018, Mid Penn had $844,000 of residential real estate held in other real estate owned and $211,000 in loans for which formal foreclosure proceedings were in process.

(r)	Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in core deposit and other intangibles in the Consolidated Balance Sheets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $78,000 and $106,000 at December 31, 2019 and 2018, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $28,000, $20,000, and $18,000 for the years 2019, 2018, and 2017, respectively.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized carrying value.  No servicing right impairments were identified or recorded for the three year period ended December 31, 2019.  The principal balance of loans serviced for others was $12,357,000 and $15,601,000 for December, 31 2019 and 2018, respectively.

(s)	Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $190,000 at December 31, 2019 and $233,000 at December 31, 2018, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.  Mid Penn received $76,000 in low-income housing tax credits for each of the tax years ended December 31, 2018 and December 31, 2017.

MID PENN BANCORP, INC.

During the second quarter of 2018, Mid Penn entered into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied, and Mid Penn began funding the investment during 2018 and is expected to be fully funded in 2020.  As of December 31, 2019, the units were substantially complete and met the occupancy requirements necessary to begin recognizing the related amortization and tax credits using the cost amortization method over a ten year period.  The carrying value of Mid Penn’s investment in the limited partnership is reported within other assets on the Consolidated Balance Sheet and totaled $7,249,000 at December 31, 2019 and $1,710,000 at December 31, 2018.

(t)	Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.

(u)	Postretirement Benefit Plans

Mid Penn follows the guidance in ASC Topic 715, Compensation-Retirement Benefits, related to postretirement benefit plans.  This guidance requires additional disclosures about defined benefit pension plans and other postretirement defined benefit plans.

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Liabilities of $183,000 and $345,000, representing the funded status of the plan, were included in other liabilities as of December 31, 2019 and December 31, 2018, respectively.  Additionally, for the years ended December 31, 2019 and December 31, 2018, Mid Penn recognized $34,000 and $737,000, respectively, of settlement gains as a result of certain lump sum payouts to participants of the defined benefit pension plan.  The settlement gains were recorded in noninterest income as a component of other income for the years ended December 31, 2019 and December 31, 2018.

(v)	Other Benefit Plan

A funded contributory defined-contribution plan is maintained for substantially all employees.   The cost of the Mid Penn defined contribution plan is charged to current operating expenses and is funded annually.

During 2018, Mid Penn assumed the 401(k) plans of Scottdale and First Priority and, as of December 31, 2019 and December 31, 2018, these 401(k) plans were managed by Mid Penn’s human resources and trust areas.  These 401(k) plans were frozen and no contributions were made to the plans during 2019 and 2018.

(w)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank.  Trust assets under management totaled $152,492,000 and $125,567,000 at December 31, 2019 and 2018, respectively.  Most trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.

MID PENN BANCORP, INC.

(x)	Revenue Recognition

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

(y)	Comprehensive Income

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plan Liability	Accumulated Other Comprehensive Income (Loss)
Balance - December 31, 2019	$(128)	$471	$343
Balance - December 31, 2018	$(3,242)	$864	$(2,378)
(z)	Restricted Common Stock

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

(aa)	Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the years presented.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares, consisting of unvested restricted stock, had been issued.

MID PENN BANCORP, INC.

The following data show the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)
	2019	2018	2017
Net income	$17,701	$10,596	$7,089
Less: Dividends on Series D preferred stock	—	102	—
Net income available to common shareholders	$17,701	$10,494	$7,089

Weighted average shares outstanding (basic)	8,468,586	7,071,091	4,236,616
Effect of dilutive unvested restricted stock grants	23,487	20,706	15,945
Weighted average shares outstanding (diluted)	8,492,073	7,091,797	4,252,561

Basic earnings per common share	$2.09	$1.48	$1.67
Diluted earnings per common share	$2.09	$1.48	$1.67

There were no antidilutive shares at December 31, 2019, 2018, and 2017.

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

Included in the purchase price was goodwill of $19,178,000 and a core deposit intangible of $4,940,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  During the years ended December 31, 2019 and 2018, core deposit intangible amortization expense related to the Scottdale acquisition totaled $808,000 and $898,000, respectively.  Core deposit intangible amortization related to the Scottdale acquisition for the five years beginning 2020 through 2024 is estimated to be $719,000, $629,000, $539,000, $449,000, and $359,000 per year, respectively, and $539,000 in total for the three years after 2024.

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

MID PENN BANCORP, INC.

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

Included in the purchase price was $39,744,000 of goodwill, a core deposit intangible of $2,832,000, and a trade name intangible of $205,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense recognized in 2019 and 2018 related to the First Priority acquisition totaled $493,000 and $215,000, respectively. Core deposit intangible amortization expense related to the First Priority acquisition for the five years beginning 2020 through 2024 is estimated to be $442,000, $390,000, $339,000, $288,000 and $236,000 per year, respectively, and $429,000 in total for the four years after 2024.

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

(6)Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at December 31, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available for sale securities:
U.S. government agencies	$22,894	$6	$70	$22,830
Mortgage-backed U.S. government agencies	12,996	7	113	12,890
State and political subdivision obligations	30	—	—	30
Corporate debt securities	1,250	9	—	1,259
Total available for sale securities	37,170	22	183	37,009
Held to maturity securities:
U.S. Treasury and U.S. government agencies	50,210	46	220	50,036
Mortgage-backed U.S. government agencies	42,098	95	102	42,091
State and political subdivision obligations	44,169	1,193	13	45,349
Total held to maturity securities	136,477	1,334	335	137,476
Total	$173,647	$1,356	$518	$174,485

MID PENN BANCORP, INC.

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale securities:
U.S. government agencies	$43,270	$10	$1,708	$41,572
Mortgage-backed U.S. government agencies	39,865	—	1,016	38,849
State and political subdivision obligations	30,642	11	1,397	29,256
Corporate debt securities	2,250	—	4	2,246
Total available-for-sale debt securities	116,027	21	4,125	111,923
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	16,985	14	143	16,856
Mortgage-backed U.S. government agencies	65,812	46	1,310	64,548
State and political subdivision obligations	84,034	457	842	83,649
Corporate debt securities	1,539	—	10	1,529
Total held-to-maturity debt securities	168,370	517	2,305	166,582
Total	$284,397	$538	$6,430	$278,505

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note 14, Fair Value Measurement, for more information on the fair value of investment securities.

During the fourth quarter of 2019, Mid Penn early adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments), and as part of the adoption, reclassified 113 held-to-maturity debt securities with an aggregate amortized cost of $67,096,000 to the available for sale category. All 113 securities were subsequently sold during the fourth quarter and Mid Penn recognized a pre-tax gain on the sales of $1,779,000.  Please refer to Note 24, Recent Accounting Pronouncements, for more information regarding the adoption of ASU 2019-04.

Investment securities having a fair value of $147,283,000 at December 31, 2019, and $214,239,000 at December 31, 2018, were pledged primarily to secure public fund deposits. Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $169,051,000 as of December 31, 2019 and $36,850,000 as of December 31, 2018.

MID PENN BANCORP, INC.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2019	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. government agencies	4	$4,652	$24	7	$11,982	$46	11	$16,634	$70
Mortgage-backed U.S. government agencies	1	1,643	4	14	10,603	109	15	12,246	113
Total temporarily impaired available for sale securities	5	6,295	28	21	22,585	155	26	28,880	183

Held to maturity securities:
U.S. Treasury and U.S. government agencies	18	$29,024	$219	1	$2,999	$1	19	$32,023	$220
Mortgage-backed U.S. government agencies	6	8,445	35	13	11,050	67	19	19,495	102
State and political subdivision obligations	3	1,383	13	0	—	—	3	1,383	13
Total temporarily impaired held to maturity securities	27	38,852	267	14	14,049	68	41	52,901	335
Total	32	$45,147	$295	35	$36,634	$223	67	$81,781	$518

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2018	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. government agencies	0	$—	$—	21	$38,386	$1,708	21	$38,386	$1,708
Mortgage-backed U.S. government agencies	11	16,740	163	19	22,093	853	30	38,833	1,016
State and political subdivision obligations	3	1,751	23	51	24,520	1,374	54	26,271	1,397
Corporate debt securities	2	1,996	4	0	—	—	2	1,996	4
Total temporarily impaired available for sale securities	16	20,487	190	91	84,999	3,935	107	105,486	4,125

Held to maturity securities:
U.S. Treasury and U.S. government agencies	1	$1,985	$10	3	$8,852	$133	4	$10,837	$143
Mortgage-backed U.S. government agencies	10	16,165	79	35	42,431	1,231	45	58,596	1,310
State and political subdivision obligations	26	11,321	111	77	29,460	731	103	40,781	842
Corporate debt securities	1	1,529	10	0	—	—	1	1,529	10
Total temporarily impaired held to maturity securities	38	31,000	210	115	80,743	2,095	153	111,743	2,305
Total	54	$51,487	$400	206	$165,742	$6,030	260	$217,229	$6,430

MID PENN BANCORP, INC.

Management evaluates securities for other-than-temporary impairment at least on quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near term prospects of the issuer.  In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis.  For equity securities, management considers the intent and ability to hold securities until recovery of unrealized losses.

At December 31, 2019, the majority of the unrealized losses on securities in an unrealized loss position were attributed to U.S. government agencies and mortgage-back U.S. government agencies.  At December 31, 2018, the majority of the unrealized losses on securities in an unrealized loss position were attributed to state and political subdivision obligations, mortgage-back U.S. government agencies, and U.S. government agencies.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of December 31, 2019 and December 31, 2018, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 2019, 2018, and 2017 are shown in the table below.

(Dollars in thousands)	For the year ended December 31,
	2019	2018	2017
Realized gains	$1,951	$150	$246
Realized losses	(73)	(13)	(204)
Net gains	$1,878	$137	$42

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value at December 31, 2019.

(Dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2019	Cost	Value	Cost	Value
Due in 1 year or less	$4,047	$4,032	$3,994	$3,999
Due after 1 year but within 5 years	8,399	8,385	16,423	16,637
Due after 5 years but within 10 years	11,728	11,702	73,962	74,749
Due after 10 years	—	—	—	—
	24,174	24,119	94,379	95,385
Mortgage-backed securities	12,996	12,890	42,098	42,091
	$37,170	$37,009	$136,477	$137,476

MID PENN BANCORP, INC.

7)Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by those rated as “pass” (net of deferred fees and costs of $1,081,000 as of December 31, 2019 and $647,000 as of December 31, 2018), and the loans classified as “special mention” and “substandard” within Mid Penn’s internal risk rating system as of December 31, 2019 and December 31, 2018, are as follows:

(Dollars in thousands)

December 31, 2019	Pass	Special Mention	Substandard	Total
Commercial and industrial	$326,573	$9,558	$3,016	$339,147
Commercial real estate	913,001	2,426	13,711	929,138
Commercial real estate - construction	181,650	—	40	181,690
Lease financing	—	—	—	—
Residential mortgage	235,252	55	1,417	236,724
Home equity	68,224	—	47	68,271
Consumer	7,786	—	—	7,786
	$1,732,486	$12,039	$18,231	$1,762,756

(Dollars in thousands)

December 31, 2018	Pass	Special Mention	Substandard	Total
Commercial and industrial	$276,690	$2,769	$7,059	$286,518
Commercial real estate	850,150	2,432	8,787	861,369
Commercial real estate - construction	141,806	—	367	142,173
Lease financing	53	—	—	53
Residential mortgage	251,151	147	2,245	253,543
Home equity	70,004	—	92	70,096
Consumer	10,315	—	—	10,315
	$1,600,169	$5,348	$18,550	$1,624,067

Mid Penn had no loans classified as “Doubtful” as of December 31, 2019 and December 31, 2018.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$890	$890	$—	$—	$—	$—
Commercial real estate	7,973	8,366	—	2,007	2,276	—
Commercial real estate - construction	40	61	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	817	838	—	657	811	—
Home equity	25	27	—	30	106	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration: *
Commercial and industrial	$3	$68	$—	$28	$28	$—
Commercial real estate	1,423	1,708	—	1,563	1,563	—
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	381	578	—	1,208	1,208	—
Home equity	1	5	—	4	4	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$—	$—	$—	$4,527	$4,635	$500
Commercial real estate	338	380	166	721	721	204
Commercial real estate - construction	—	—	—	367	370	38
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$893	$958	$—	$4,555	$4,663	$500
Commercial real estate	9,734	10,454	166	4,291	4,560	204
Commercial real estate - construction	40	61	—	367	370	38
Lease financing	—	—	—	—	—	—
Residential mortgage	1,198	1,416	—	1,865	2,019	—
Home equity	26	32	—	34	110	—
Consumer	—	—	—	—	—	—

*	Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2019, 2018, and 2017 are summarized as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$178	$3	$—	$—	$15	$—
Commercial real estate	3,363	20	3,048	3	1,915	279
Commercial real estate - construction	32	—	—	—	164	—
Lease financing	—	—	—	—	—	—
Residential mortgage	854	30	754	29	890	18
Home equity	27	—	101	—	218	6
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$18	$—	$23	$—	$—	$—
Commercial real estate	1,597	—	1,414	23	651	110
Commercial real estate - construction	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—
Residential mortgage	991	—	832	—	332	—
Home equity	4	—	1	—	—	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$962	$—	$4,437	$—	$1,779	$—
Commercial real estate	424	—	541	—	1,446	—
Commercial real estate - construction	147	—	367	—	488	—
Lease financing	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$1,158	$3	$4,460	$—	$1,794	$—
Commercial real estate	5,384	20	5,003	26	4,012	389
Commercial real estate - construction	179	—	367	—	652	—
Lease financing	—	—	—	—	—	—
Residential mortgage	1,845	30	1,586	29	1,222	18
Home equity	31	—	102	—	218	6

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of December 31, 2019 and 2018 are summarized as follows:

(Dollars in thousands)
	2019	2018
Commercial and industrial	$894	$4,555
Commercial real estate	9,800	4,291
Commercial real estate - construction	40	367
Residential mortgage	711	1,502
Home equity	26	34
	$11,471	$10,749

MID PENN BANCORP, INC.

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $333,000, $536,000, and $780,000, in the years ended December 31, 2019, 2018, and 2017, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

The performance and credit quality of the loan portfolio is also monitored by the analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2019 and 2018 are summarized as follows:

(Dollars in thousands)
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing

Commercial and industrial	$—	$1,059	$890	$1,949	$337,195	$339,144	$—
Commercial real estate	1,298	11	—	1,309	926,406	927,715	—
Commercial real estate - construction	—	—	7,819	7,819	173,871	181,690	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	145	—	326	471	235,872	236,343	—
Home equity	34	—	—	34	68,236	68,270	—
Consumer	5	3	—	8	7,778	7,786	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	3	3	—	3	—
Commercial real estate	16	473	934	1,423	—	1,423	—
Commercial real estate - construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	5	—	203	208	173	381	—
Home equity	—	—	—	—	1	1	—
Consumer	—	—	—	—	—	—	—
Total	$1,503	$1,546	$10,175	$13,224	$1,749,532	$1,762,756	$—

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing

Commercial and industrial	$17	$—	$4,527	$4,544	$281,946	$286,490	$—
Commercial real estate	685	—	458	1,143	858,663	859,806	—
Commercial real estate - construction	—	—	367	367	141,806	142,173	—
Lease financing	—	—	—	—	53	53	—
Residential mortgage	461	—	277	738	251,597	252,335	—
Home equity	166	22	25	213	69,879	70,092	—
Consumer	57	5	—	62	10,253	10,315	—
Loans acquired with credit deterioration:
Commercial and industrial	23	5	—	28	—	28	—
Commercial real estate	29	—	1,534	1,563	—	1,563	—
Commercial real estate - construction	—	—	—	—	—	—	—
Lease financing	—	—	—	—	—	—	—
Residential mortgage	19	57	913	989	219	1,208	—
Home equity	—	—	4	4	—	4	—
Consumer	—	—	—	—	—	—	—
Total	$1,457	$89	$8,105	$9,651	$1,614,416	$1,624,067	$—

MID PENN BANCORP, INC.

Activity in the allowance for loan and lease losses for the years ended December 31, 2019, 2018, and 2017, and the recorded investment in loans receivable as of December 31, 2019, 2018, and 2017 are as follows:

(Dollars in thousands)
Dec. 31, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$2,391	$4,703	$75	$—	$453	$528	$7	$240	$8,397
Charge-offs	(217)	(60)	(40)	—	(29)	(18)	(64)	—	(428)
Recoveries	45	82	—	—	9	5	15	—	156
Provisions	122	1,534	16	—	(16)	(73)	44	(237)	1,390
Ending balance	2,341	6,259	51	—	417	442	2	3	9,515
Ending balance: individually evaluated for impairment	—	166	—	—	—	—	—	—	166
Ending balance: collectively evaluated for impairment	$2,341	$6,093	$51	$—	$417	$442	$2	$3	$9,349

Loans receivable:
Ending balance	$339,147	$929,138	$181,690	$—	$236,724	$68,271	$7,786	$—	$1,762,756
Ending balance: individually evaluated for impairment	890	8,311	40	—	817	25	—	—	10,083
Ending balance: acquired with credit deterioration	3	1,423	—	—	381	1	—	—	1,808
Ending balance: collectively evaluated for impairment	$338,254	$919,404	$181,650	$—	$235,526	$68,245	$7,786	$—	$1,750,865

MID PENN BANCORP, INC.

(Dollars in thousands)
Dec. 31, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$1,795	$4,435	$178	$—	$428	$423	$3	$344	$7,606
Charge-offs	(142)	(64)	(40)	—	(60)	(185)	(37)	—	(528)
Recoveries	1	808	—	—	—	1	9	—	819
Provisions	737	(476)	(63)	—	85	289	32	(104)	500
Ending balance	2,391	4,703	75	—	453	528	7	240	8,397
Ending balance: individually evaluated for impairment	500	204	38	—	—	—	—	—	742
Ending balance: collectively evaluated for impairment	$1,891	$4,499	$37	$—	$453	$528	$7	$240	$7,655

Loans receivable:
Ending balance	$286,518	$861,369	$142,173	$53	$253,543	$70,096	$10,315	$—	$1,624,067
Ending balance: individually evaluated for impairment	4,527	2,728	367	—	811	30	—	—	8,463
Ending balance: acquired with credit deterioration	28	1,563	—	—	1,208	4	—	—	2,803
Ending balance: collectively evaluated for impairment	$281,963	$857,078	$141,806	$53	$251,524	$70,062	$10,315	$—	$1,612,801

MID PENN BANCORP, INC.

(Dollars in thousands)
Dec. 31, 2017	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$1,580	$4,323	$144	$1	$541	$379	$3	$212	$7,183
Charge-offs	(25)	(322)	—	—	(102)	(20)	(28)	—	(497)
Recoveries	26	553	—	—	4	5	7	—	595
Provisions	214	(119)	34	(1)	(15)	59	21	132	325
Ending balance	1,795	4,435	178	—	428	423	3	344	7,606
Ending balance: individually evaluated for impairment	136	293	100	—	-	—	—	—	529
Ending balance: collectively evaluated for impairment	$1,659	$4,142	$78	$—	$428	$423	$3	$344	$7,077

Loans receivable:
Ending balance	$188,033	$515,012	$62,336	$229	$99,033	$41,893	$3,868	$—	$910,404
Ending balance: individually evaluated for impairment	4,434	4,847	487	—	760	260	—	—	10,788
Ending balance: acquired with credit deterioration	—	555	—	—	306	—	—	—	861
Ending balance: collectively evaluated for impairment	$183,599	$509,610	$61,849	$229	$97,967	$41,633	$3,868	$—	$898,755

MID PENN BANCORP, INC.

The recorded investments in troubled debt restructured loans at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2019	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$3	$3	$3
Commercial real estate	2,562	2,463	1,705
Commercial real estate - construction	40	40	40
Residential mortgage	677	675	490
	$3,282	$3,181	$2,238

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2018	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$4,110	$4,460	$4,302
Commercial real estate	2,940	2,841	2,201
Residential mortgage	677	675	516
Home equity	14	14	1
	$7,741	$7,990	$7,020

Mid Penn’s troubled debt restructured loans at December 31, 2019 totaled $2,238,000, and included three accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $490,000.  The remaining $1,748,000 of troubled debt restructurings was attributable to eight loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $1,252,000 of the total $1,748,000 in nonaccrual impaired troubled debt restructured loans.  As of December 31, 2019, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2019.

Mid Penn’s troubled debt restructured loans at December 31, 2018 totaled $7,020,000, and included four loans totaling $517,000 representing accruing impaired loans to unrelated borrowers in compliance with the terms of the modifications, with three loans being accruing impaired residential mortgages to unrelated borrowers totaling $516,000 and one loan being an accruing impaired home equity loan of $1,000.  The remaining $6,503,000 of troubled debt restructurings was attributable to ten loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  Two large relationships accounted for $5,463,000 of the total $6,503,000 in nonaccrual impaired troubled debt restructured loans.  As of December 31, 2018, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2018.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructurings and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.

There were two loans modified in 2019, one loan modified in 2018, and ten loans modified in 2017 that resulted in troubled debt restructurings.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2019, 2018, and 2017.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2019	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	1	$3	$3	$3
Commercial real estate - construction	1	40	40	40
	2	$43	$43	$43

MID PENN BANCORP, INC.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2018	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	1	$270	$270	$266
	1	$270	$270	$266

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2017	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	1	$4,110	$4,460	$4,434
Commercial real estate	9	3,212	3,150	3,140
	10	$7,322	$7,610	$7,574

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2019 and 2018.

(Dollars in thousands)
	For the year ended December 31,
	2019	2018
Accretable yield, beginning of period	$309	$67
Acquisition of impaired loans	—	430
Accretable yield amortized to interest income	(220)	(188)
Accretable yield, end of period	$89	$309

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  The aggregate amount of these loans was $11,220,000 and $17,843,000 at December 31, 2019 and 2018, respectively.   During 2019, $24,278,000 of new loans and advances were extended and repayments totaled $30,901,000.  None of these loans were past due, in nonaccrual status, or restructured at December 31, 2019.

(8)	Bank Premises and Equipment

At December 31, 2019 and 2018, bank premises and equipment are as follows:

(Dollars in thousands)
	2019	2018
Land	$3,911	$4,305
Buildings	18,141	19,490
Furniture, fixtures, and equipment	12,491	11,837
Leasehold improvements	1,486	1,363
Construction in progress	2,001	83
Total cost	38,030	37,078
Less accumulated depreciation	(13,093)	(11,775)
Total bank premises and equipment	$24,937	$25,303

MID PENN BANCORP, INC.

As of December 31, 2019, construction in process included furniture and fixtures, computer equipment, and facility improvements associated with a commercial building in Harrisburg, Pennsylvania that will serve as a central training and meeting facility for Mid Penn.  The renovations were substantially completed in January 2020 and Mid Penn employees took occupancy at that time.

Depreciation expense was $2,815,000 in 2019, $2,395,000 in 2018, and $1,464,000 in 2017.

(9)	Leases

On January 1, 2019, Mid Penn adopted ASU No. 2016-02, Leases (Topic 842), and all subsequent ASUs that modified Topic 842, which primarily affected the accounting treatment for operating lease agreements in which Mid Penn is the lessee.  As of the January 1, 2019 adoption date, Mid Penn leased twenty-four branch locations under non-cancelable operating leases, which expire at various dates through the year ending December 31, 2035.  Three of Mid Penn’s operating leases are with related parties.  Subsequent to the adoption of Topic 842, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039.

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

As a result of the adoption of ASU 2016-02, the remaining balance of a deferred sale/leaseback gain originated in 2017 was eliminated through an opening adjustment to retained earnings.  The adoption of this standard also resulted in an increase to both other assets and other liabilities to record right-of-use lease assets and corresponding lease liabilities for all of Mid Penn’s leased facilities.  Please reference Note 24, Recent Accounting Pronouncements, for more information.

Operating and finance lease right-of-use assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long term debt.  Mid Penn has elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheet.

There were no sale and leaseback transactions, leveraged leases, or lease agreements that had not commenced as of December 31, 2019.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of December 31, 2019.

(Dollars in thousands)	December 31, 2019
	Operating Leases	Finance Lease
Right of use asset	$11,442	$3,447
Lease liability	$12,544	$3,551
Weighted average remaining lease term (in years)	8.64	19.17
Weighted average discount rate	3.33%	3.81%

A summary of lease costs during the year ended December 31, 2019 is presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Year Ended
December 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$150
Interest expense on lease liability	113
Total finance lease cost	263
Operating lease cost	2,077
Short-term and equipment lease costs	55
Variable lease cost	—
Sublease income	(24)
Total lease costs	$2,371

MID PENN BANCORP, INC.

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$113
Operating cash flows from operating leases	2,181
Financing cash flows from finance leases	46

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	December 31, 2019
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$2,183	$217
After one but within two years	1,939	217
After two but within three years	1,817	217
After three but within four years	1,526	217
After four but within five years	1,465	252
After five years	5,557	3,992
Total undiscounted cash flows	14,487	5,112
Discount on cash flows	(1,943)	(1,561)
Total lease liability	$12,544	$3,551

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating and finance leases as of December 31, 2019, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

	As of December 31, 2019
(Dollars in thousands)	Lease Obligation	Sublease Rental Income	Net Rental Expense
2020	2,558	24	2,534
2021	2,308	6	2,302
2022	2,183	—	2,183
2023	1,891	—	1,891
2024	1,717	—	1,717
thereafter	9,549	—	9,549
	$20,206	$30	$20,176

The rental expense paid to related parties was $279,000 in 2019, $320,000 in 2018, and $352,000 in 2017.  The future minimum payments to related parties are $272,000 (2020), $274,000 (2021), $274,000 (2022), $274,000 (2023), $274,000 (2024), and $1,534,000 thereafter.

MID PENN BANCORP, INC.

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating leases as of December 31, 2018, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

	As of December 31, 2018
(Dollars in thousands)	Lease Obligation	Sublease Rental Income	Net Rental Expense
2019	2,171	81	2,090
2020	1,970	81	1,889
2021	1,603	20	1,583
2022	1,464	—	1,464
2023	1,245	—	1,245
thereafter	6,691	—	6,691
	$15,144	$182	$14,962

Rental expense in connection with leases was $1,672,000 in 2018 and $1,131,000 in 2017

(10)	Deposits

At December 31, 2019 and 2018, time deposits amounted to $477,422,000 and $486,329,000, respectively.  Interest expense on certificates of deposit amounted to $9,223,000, $4,906,000, and $2,570,000 for the years ended December 31, 2019, 2018, and 2017, respectively.  The aggregate amount of demand deposit overdrafts that were reclassified as loans were $84,000 at December 31, 2019, compared to $356,000 as of December 31, 2018.

Time deposits at December 31, 2019 mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $250,000	$250,000 or more
Maturing in 2020	$205,264	$68,421
Maturing in 2021	111,886	16,071
Maturing in 2022	23,691	4,778
Maturing in 2023	38,324	3,720
Maturing in 2024	4,282	284
Maturing thereafter	701	—
	$384,148	$93,274

Brokered deposits included in the time deposit totals equaled $13,326,000 at December 31, 2019 and $56,188,000 at December 31, 2018.  Deposits and other funds from related parties held by Mid Penn at December 31, 2019 and 2018 amounted to $54,360,000 and $27,399,000, respectively.

(11)	Short-term Borrowings

At December 31, 2019 Mid Penn had no short-term borrowings, compared to short-term borrowings totaling $43,100,000 at December 31, 2018.  Short-term borrowings consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,162,899,000 at December 31, 2019.  The Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $610,795,000 at December 31, 2019 upon satisfaction of any stock purchase requirements of the FHLB.  The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at December 31, 2019.  No draws have been made on these lines of credit and on December 31, 2019 and 2018, the balance was zero.

MID PENN BANCORP, INC.

The following table outlines Mid Penn’s various sources of short-term borrowed funds at or for the years ended December 31, 2019 and 2018. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

(Dollars in thousands)	December 31,
	2019	2018
Federal funds purchased:
Balance at year end	$—	$—
Weighted average rate at year end	—	—
Maximum month-end balance	$37,573	$35,050
Average daily balance during the year	$3,739	$7,049
Weighted average rate during the year	2.97%	2.24%
FHLB short-term borrowings:
Balance at year end	$—	$43,100
Weighted average rate at year end	—	2.74%
Maximum month-end balance	$54,667	$43,100
Average daily balance during the year	$12,819	$1,784
Weighted average rate during the year	2.80%	2.74%

(12)	Long-term Debt

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  As of December 31, 2019 and 2018, the Bank had long-term debt outstanding in the amount of $32,903,000 and $48,024,000, respectively, consisting of FHLB fixed rate instruments, and, at December 31, 2019, a finance lease liability executed in 2019.

The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $169,051,000 as of December 31, 2019 and $36,850,000 as of December 31, 2018.

During the first quarter of 2019, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039 and is included in long-term debt on the Consolidated Balance Sheets.  Please reference Note 9, Leases, for more information related to Mid Penn’s finance lease obligation.

MID PENN BANCORP, INC.

The following table presents a summary of long-term debt as of December 31, 2019 and December 31, 2018.

(Dollars in thousands)	At December 31,
	2019	2018
FHLB fixed rate instruments:
Due July 2019, 1.64%	$—	$2,000
Due December 2019, 1.87%	—	10,000
Due January 2020, 3.00%	—	5,000
Due February 2020, 3.01%	—	5,000
Due March 2020, 3.02%	—	5,000
Due April 2020, 3.03%	—	5,000
Due June 2020, 1.72%	2,000	2,000
Due July 2020, 2.45%	5,000	—
Due August 2020, 3.05%	5,000	5,000
Due September 2020, 2.38%	2,500	—
Due October 2020, 3.06%	5,000	5,000
Due November 2020, 2.32%	3,000	—
Due December 2020, 1.78%	2,000	2,000
Due December 2020, 2.31%	3,000	—
Due August 2026, 4.80%	1,846	2,076
Due February 2027, 6.71%	47	52
Less: fair value adjustments on debt assumed in acquisitions	(41)	(104)
Total FHLB fixed rate instruments	29,352	48,024
Lease obligations included in long-term debt	3,551	—
Total long-term debt	$32,903	$48,024

During 2019, Mid Penn prepaid $20,000,000 of FHLB fixed rate instruments originally due in 2020 and recognized a prepayment penalty of $93,000 that is included in other expenses on the Consolidated Statement of Income for the year ended December 31, 2019.  No prepayment penalties were recognized during the years ended December 31, 2018 or 2017.

The aggregate principal amounts due on FHLB fixed rate instruments subsequent to December 31, 2019 are $27,746,000 (2020), $258,000 (2021), $271,000 (2022), $284,000 (2023), $299,000 (2024) and $535,000 thereafter.

(13)Subordinated Debt

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

MID PENN BANCORP, INC.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  As of December 31, 2019 and 2018, related parties held $1,450,000 of the 2017 Notes.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership or similar event.  As of December 31, 2019 and 2018, related parties held $1,930,000 of the 2015 Notes.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the liability. The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $103,000 at December 31, 2019 and $143,000 at December 31, 2018.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the years ended December 31, 2019 or 2018.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
U.S. government agencies	$22,830	$—	$22,830	$—
Mortgage-backed U.S. government agencies	12,890	—	12,890	—
State and political subdivision obligations	30	—	30	—
Corporate debt securities	1,259	—	1,259	—
Other assets:
Equity securities	507	507	—	—
	$37,516	$507	$37,009	$—

MID PENN BANCORP, INC.

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
U.S. government agencies	$41,572	$—	$41,572	$—
Mortgage-backed U.S. government agencies	38,849	—	38,849	—
State and political subdivision obligations	29,256	—	29,256	—
Corporate debt securities	2,246	—	2,246	—
Other assets:
Equity securities	492	492	—	—
	$112,415	$492	$111,923	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$271	$—	$—	$271
Foreclosed Assets Held for Sale	122	—	—	122

		Fair value measurements at December 31, 2018 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$4,935	$—	$—	$4,935
Foreclosed Assets Held for Sale	581	—	—	581

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$271	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% - 85%	36%
Foreclosed Assets Held for Sale	122	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	8% - 27%	16%

MID PENN BANCORP, INC.

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2018	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$4,935	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% -100%	40%
Foreclosed Assets Held for Sale	$581	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	17% - 17%	17%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

Impaired Loans (Included in “Net Loans and Leases” in the following table):

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

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2019 and 2018.

(Dollars in thousands)	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$139,030	$139,030	$40,065	$40,065
Available for sale investment securities	37,009	37,009	111,923	111,923
Held to maturity investment securities	136,477	137,476	168,370	166,582
Loans held for sale	8,422	8,630	1,702	1,702
Equity securities	507	507	492	492
Net loans and leases	1,753,241	1,789,402	1,615,670	1,622,287
Restricted investment in bank stocks	4,902	4,902	6,646	6,646
Accrued interest receivable	2,810	2,810	8,244	8,244

Financial liabilities:
Deposits	$1,912,394	$1,916,624	$1,726,026	$1,725,674
Short-term borrowings	—	—	43,100	43,100
Long-term debt (a)	29,352	30,216	48,024	44,585
Subordinated debt	27,070	25,273	27,082	24,881
Accrued interest payable	2,208	2,208	2,262	2,262

(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of December 31, 2019 and 2018.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2019 and 2018.  Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered as valued using Level 1 Inputs, these instruments are valued using Level 2 Inputs.  The following tables exclude financial instruments for which the placement in the fair value hierarchy has been disclosed elsewhere or for which the carrying amount approximates fair value.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2019	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$136,477	$137,476	$—	$137,476	$—
Loans held for sale	8,422	8,630	—	8,630	—
Net loans and leases	1,753,241	1,789,402	—	—	1,789,402
Financial instruments - liabilities
Deposits	$1,912,394	$1,916,624	$—	$1,916,624	$—
Long-term debt (a)	29,352	30,216	—	30,216	—
Subordinated debt	27,070	25,273	—	25,273	—

MID PENN BANCORP, INC.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2018	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$168,370	$166,582	$—	$166,582	$—
Loans held for sale	1,702	1,702	—	1,702	—
Net loans and leases	1,615,670	1,622,287	—	—	1,622,287
Financial instruments - liabilities
Deposits	$1,726,026	$1,725,674	$—	$1,725,674	$—
Long-term debt	48,024	44,585	—	44,585	—
Subordinated debt	27,082	24,881	—	24,881	—

(15)	Postretirement Benefit Plans

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

MID PENN BANCORP, INC.

(b)	Health and Life Benefit Plan

Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits.  Medical benefits are provided for up to five years after retirement.  Employees who retired prior to December 31, 2015 may elect the least expensive single coverage in the employer’s group medical plan.  If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank will pay, at its discretion, premiums for single 65-special coverage or similar supplemental coverage.  For those employees who retired between September 18, 2015 and December 31, 2015, the Bank will only pay up to $5,000 towards such medical coverage.  Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank will reimburse the retiree for up to $5,000 (grossed up by 36.79 percent as of December 31, 2019) in medical costs.

The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2019 and 2018, and a statement of the funded status at December 31, 2019 and 2018.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2019	2018
Benefit obligations, January 1	$475	$508
Service cost	3	4
Interest cost	17	17
Change in experience	(13)	(38)
Change in assumptions	34	(17)
Change due to plan amendment	—	60
Benefit payments	(112)	(59)
Benefit obligations, December 31	$404	$475

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	112	59
Benefit payments	(112)	(59)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(404)	$(475)

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

The amount recognized in other liabilities on the consolidated balance sheets at December 31, 2019 and 2018, is as follows:

(Dollars in thousands)
	2019	2018
Accrued benefit liability	$404	$475

The amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2019	2018
Net gain, pretax	$(50)	$(76)
Net prior service cost, pretax	(64)	(89)

MID PENN BANCORP, INC.

The accumulated benefit obligation for health and life insurance plans was $404,000 and $475,000 at December 31, 2019 and 2018, respectively.

There will be $25,000 in estimated prior service costs amortized from accumulated other comprehensive income into net periodic benefit cost during 2020.

The components of net periodic postretirement benefit (income) cost for 2019, 2018 and 2017 are as follows:

(Dollars in thousands)
	2019	2018	2017
Service cost	$3	$4	$4
Interest cost	17	17	20
Amortization of prior service cost	(25)	(25)	(35)
Amortization of net (gain) or loss	(5)	(1)	—
Net periodic postretirement benefit (income) cost	$(10)	$(5)	$(11)

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2019 and 2018 are as follows:

Weighted-average assumptions:	2019	2018
Discount rate	3.00%	4.00%
Rate of compensation increase	2.00%	3.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 are as follows:

Weighted-average assumptions:	2019	2018	2017
Discount rate	4.00%	3.50%	4.00%
Rate of compensation increase	3.00%	2.50%	3.00%

Assumed health care cost trend rates at December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Health care cost trend rate assumed for next year	5.50%	5.50%	6.00%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.40%	5.40%	5.40%
Year that the rate reaches the ultimate trend rate	2024	2022	2024

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  At December 31, 2019, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	5	(7)

Mid Penn expects to contribute $51,000 to its life and health benefit plans in 2020.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2020 to 12/31/2020	$51
1/1/2021 to 12/31/2021	36
1/1/2022 to 12/31/2022	38
1/1/2023 to 12/31/2023	34
1/1/2024 to 12/31/2024	30
1/1/2025 to 12/31/2029	142

MID PENN BANCORP, INC.

(c)	Directors’ Retirement Plan

Mid Penn has an unfunded defined benefit retirement plan for directors with benefits based on years of service.  The adoption of this plan generated unrecognized prior service cost of $274,000, which had been amortized over the expected future years of service of active directors, of which $22,000 was recognized in 2018 and was fully amortized as of December 31, 2018.

The following tables provide a reconciliation of the changes in the directors’ defined benefit plan’s benefit obligations and fair value of plan assets for the years ended December 31, 2019 and 2018, and a statement of the status at December 31, 2019 and 2018.  This Plan is unfunded.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2019	2018
Benefit obligations, January 1	$1,100	$1,116
Service cost	51	36
Interest cost	42	38
Actuarial gain (loss)	(17)	5
Change in assumptions	(12)	(5)
Benefit payments	(87)	(90)
Benefit obligations, December 31	$1,077	$1,100

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	87	90
Benefit payments	(87)	(90)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(1,077)	$(1,100)

Amounts recognized in other liabilities on the consolidated balance sheet at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)
	2019	2018
Accrued benefit liability	$1,077	$1,100

Amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2019	2018
Net prior service cost, pretax	$—	$—
Net loss, pretax	38	67

The accumulated benefit obligation for the retirement plan was $1,077,000 at December 31, 2019 and $1,100,000 at December 31, 2018.

No estimated prior service costs will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 as the amount is fully amortized.

The components of net periodic retirement cost for 2019, 2018 and 2017 are as follows:

(Dollars in thousands)
	2019	2018	2017
Service cost	$51	$36	$35
Interest cost	42	38	43
Amortization of prior-service cost	—	22	22
Net periodic retirement cost	$93	$96	$100

MID PENN BANCORP, INC.

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2019 and 2018 are as follows:

Weighted-average assumptions:	2019	2018
Discount rate	3.00%	4.00%
Change in consumer price index	1.00%	2.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2019, 2018 and 2017 are as follows:

Weighted-average assumptions:	2019	2018	2017
Discount rate	3.00%	4.00%	4.00%
Change in consumer price index	1.00%	2.00%	1.50%

Mid Penn expects to contribute $92,000 to its retirement plan in 2020.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2020 to 12/31/2020	$92
1/1/2021 to 12/31/2021	102
1/1/2022 to 12/31/2022	102
1/1/2023 to 12/31/2023	101
1/1/2024 to 12/31/2024	82
1/1/2025 to 12/31/2029	345

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,921,000 and $3,976,000 at December 31, 2019 and 2018, respectively.

MID PENN BANCORP, INC.

(e)	Defined Benefit Pension Plan

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  After the acquisition, Mid Penn does not allow for any further participants to join the Plan.  Mid Penn’s policy is to fund pension benefits as accrued. The Plan’s assets are managed by the Trust Department of the Bank and were primarily invested in corporate equity securities at the time of acquisition, but have since been diversified into a more conservative investment profile, including fixed income debt securities.  The investment objective of the plan is “Balanced” to provide relatively stable growth from assets offset by a moderate level of income with target portfolio allocations of up to 20% cash, 30-50% fixed income securities, and 40-60% equity securities.  The valuation of the plan’s assets are subject to market fluctuations.

For the years ended December 31, 2019 and 2018, Mid Penn recognized $34,000 and $737,000 of settlement gains, respectively, as a result of certain lump sum payouts to participants of the defined benefit pension plan.  The settlement gains were recorded in noninterest income as a component of other income in the Consolidated Statements of Income for the years ended December 31, 2019 and 2018.

The following tables provide a reconciliation of the changes in the defined benefit pension plan’s benefit obligations and fair value of plan assets for the year ended December 31, 2019 and 2018, and a statement of the status at December 31, 2019 and 2018.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2019	2018
Benefit obligations, January 1	$5,163	$10,542
Service cost	92	287
Interest cost	217	392
Settlement (gain) loss	(91)	118
Actuarial loss (gain)	655	(2,271)
Settlement payments	(363)	(3,828)
Benefit payments	(86)	(77)
Benefit obligations, December 31	$5,587	$5,163

Change in fair value of plan assets:
Fair value of plan assets, January 1	$4,818	$8,121
Return on plan assets	498	57
Employer contributions	600	600
Benefit payments	(86)	(77)
Administrative expenses	(63)	(55)
Settlement payments	(363)	(3,828)
Fair value of plan assets, December 31	$5,404	$4,818

Funded status at year end	$(183)	$(345)

Amounts recognized in other liabilities on the consolidated balance sheet at December 31, 2019 and 2018 are as follows:

(Dollars in thousands)
	2019	2018
Accrued benefit liability	$183	$345

Amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2019	2018
Unrecognized actuarial gain	$519	$994

The accumulated benefit obligation for the retirement plan was $5,587,000 at December 31, 2019 and $5,163,000 at December 31, 2018.

MID PENN BANCORP, INC.

The components of net periodic retirement cost for December 31, 2019 and 2018 are as follows:

(Dollars in thousands)
	2019	2018
Service cost	$92	$287
Interest cost	217	392
Expected return on plan assets	(254)	(423)
Recognized net actuarial (gain) loss	(59)	—
Net periodic retirement cost	$(4)	$256

Assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31, 2019 and 2018 are as follows:

Weighted-average assumptions:	2019	2018
Discount rate	3.25%	4.25%
Expected long-term return on plan assets	5.00%	5.00%
Rate of compensation increases	3.00%	3.00%

The plan’s weighted-average asset allocations by investment category as of December 31, 2019 and 2018 are as follows:

Weighted-average asset allocations:	2019	2018
Cash and cash equivalents	51.76%	50.44%
Common stock	35.23%	38.14%
Corporate bonds	13.01%	11.42%
	100.00%	100.00%

MID PENN BANCORP, INC.

The following tables set forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2019 and 2018.

	Fair Value Measurements
(Dollars in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$2,797	$—	$—
Common stock:
Mining	34	—	—
Manufacturing	830	—	—
Transportation, Communications, Electric, Gas, and Sanitary Services	543	—	—
Finance, Insurance, and Real Estate	330	—	—
Services	155	—	—
Other	12	—	—
Corporate bonds	—	703	—
	$4,701	$703	$—

	Fair Value Measurements
(Dollars in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2018	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,430	$—	$—
Common stock:
Mining	36	—	—
Manufacturing	888	—	—
Transportation, Communications, Electric, Gas, and Sanitary Services	468	—	—
Finance, Insurance, and Real Estate	248	—	—
Services	189	—	—
Other	9	—	—
Corporate bonds	—	550	—
	$4,268	$550	$—

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

MID PENN BANCORP, INC.

Mid Penn expects to contribute $200,000 to the defined benefit pension plan in 2020.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2020 to 12/31/2020	$110
1/1/2021 to 12/31/2021	126
1/1/2022 to 12/31/2022	142
1/1/2023 to 12/31/2023	144
1/1/2024 to 12/31/2024	265
1/1/2025 to 12/31/2029	1,716

(16)	Other Benefit Plans

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

The Bank has a 401(k) plan that covers substantially all full-time employees.  The plan allows employees to contribute a portion of their salaries and wages to the plan and provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the 401(k) Plan was $680,000, $514,000, and $383,000 for the years ending December 31, 2019, 2018, and 2017, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

During 2018, Mid Penn assumed the 401(k) plans of Scottdale and First Priority and, as of December 31, 2019 and 2018, these 401(k) plans were managed collectively by Mid Penn’s Human Resources and Trust areas.  These 401(k) plans were frozen and no contributions were made to the plans in 2019 or 2018.

(b)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees.  The Bank did not contribute to the plan in 2019, 2018, or 2017.

(c)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows executive officers to defer compensation for a specified period in order to provide future retirement income.  The only participant in the plan is a former executive officer.  The Bank accrued a liability for the plan of approximately $87,000 at December 31, 2019 and $106,000 at December 31, 2018.  The expense related to the plan was $4,000 in 2019, $5,000 in 2018, and $5,000 in 2017 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of director fees for a specified period in order to provide future retirement income.  At December 31, 2019 and 2018, the Bank accrued a liability of $1,044,000 and $838,000, respectively, for this plan.  The expense related to the plan was $41,000 in 2019, $31,000 in 2018, and $25,000 in 2017 and is included as a component of other expense in the Consolidated Statements of Income.

(d)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2019 and 2018, the Bank accrued a liability of approximately $224,000 and $236,000, respectively, for the Agreement.  The expense related to the Agreement was $16,000 for 2019, $17,000 for 2018, and $17,000 for 2017 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

MID PENN BANCORP, INC.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which supports the funding of the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,387,000 and $1,352,000 at December 31, 2019 and 2018, respectively.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2019 and 2018, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,396,000 and $1,387,000, respectively.  Mid Penn acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender values of $4,094,000 at December 31, 2019 and $4,010,000 at December 31, 2018.

(f)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The plan allows employees to use a portion of their salaries and wages to purchase shares of Mid Penn common stock at the market value of shares at the end of each calendar quarter.  A summary of shares purchased and average purchase price for the years ended December 31, 2019, 2018, and 2017 is presented below.

	2019	2018	2017
ESPP shares purchased	5,151	4,132	3,578
Average purchase price per share	$26.015	$28.716	$29.027
(g)	Director Stock Purchase Plan

On May 24, 2017, the Board of Directors of Mid Penn approved the Director Stock Purchase Plan (“DSPP”).  The purpose of the DSPP is to provide non-employee directors of Mid Penn with a convenient means to purchase Corporation common stock at fair market value on the last day of each calendar quarter.  The plan was effective beginning July 1, 2017.  A summary of shares purchased and average purchase price for the years ended December 31, 2019, 2018, and 2017 is presented below.

	2019	2018	2017
DSPP shares purchased	5,232	4,296	1,345
Average purchase price per share	$25.852	$28.940	$31.136
(h)	Supplemental Executive Retirement Plan

During August 2018, Mid Penn entered into supplemental executive retirement plan agreements (“SERPs”) with four named executive officers.  A fifth named executive officer entered into a SERP during May of 2019.  Each SERP provides for the monthly payment of a fixed cash benefit over a period of fifteen (15) years, commencing on the first day of the month following the Executive’s separation from service: (i) occurring on or after reaching normal retirement age (age 70); (ii) due to disability; (iii) due to death; or (iv) within two (2) years following a change in control of the Bank. One-half of the benefit vests on January 1, 2022, with an additional 10% vesting each January 1 thereafter until fully vested on January 1, 2027. Any unvested portion of the benefit fully vests upon a change in control of the Bank.  The accrued liability for the supplemental retirement plans was $296,000 at December 31, 2019 and $73,000 as of December 31, 2018.  The expense related to the plan was $223,000 in 2019 and $73,000 in 2018 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

MID PENN BANCORP, INC.

(17)	Income Taxes

Significant components of the Corporation’s net deferred tax asset at December 31, 2019 and 2018 are shown below.

(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan and lease losses	$1,998	$1,763
Loan fees	227	136
Deferred compensation	581	508
Benefit plans	127	134
Unrealized loss on securities	34	862
Sale/leaseback adjustment	—	66
Lease adjustments	231	—
Business combination adjustments	164	1,692
Acquired NOL, Section 1231, and charitable contribution carryforwards	862	1,391
Acquired AMT carryforward	860	1,433
Other	114	128
	5,198	8,113

Deferred tax liabilities:
Depreciation	(717)	(1,073)
Bond accretion	(23)	(29)
Goodwill and intangibles	(354)	(348)
Prepaid expenses	(405)	(515)
Business combination adjustments	(240)	(948)
Benefit plans	(649)	(459)
Other	—	(45)
	(2,388)	(3,417)
Deferred tax asset, net	$2,810	$4,696

In assessing the Corporation’s ability to realize deferred federal tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  At December 31, 2019, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets and has no valuation allowances recorded against any components of its deferred tax asset, including the carryforward balances related to net operating losses (NOL), Section 1231 losses, and charitable contribution carryforwards.

The annual usage of acquired NOL, charitable contribution carryforwards, and Section 1231 losses is limited by IRS Section 382 regulations.  These limitations are calculated separately for each acquisition as the federal long-term tax exempt rate at the date of acquisition multiplied by the valuation of the selling company as calculated in accordance with GAAP.  As a result, the usage of acquired NOLs, charitable contribution carryforwards, and Section 1231 losses to offset taxable income related to the Scottdale acquisition is limited to $1,313,000 per year, and $1,854,000 per year for the First Priority acquisition.

At December 31, 2019 and 2018, Mid Penn had NOL carryforwards of $3,008,000 and $5,465,000 resulting from the 2018 acquisitions First Priority and Scottdale that are available to offset future taxable income.  The entire balance of the NOL acquired from Scottdale of $1,238,000 has been fully utilized as of December 31, 2019.  Of the $3,008,000 balance at December 31, 2019, $447,000 was attributable to NOL carryforwards generated prior to December 31, 2017 and acquired from First Priority and are scheduled to expire in 2031 and 2032. The remaining $2,561,000 was attributable to NOL carryforwards generated after January 1, 2018 and acquired from First Priority.  The NOL carryforwards generated after January 1, 2018 do not expire; however, Mid Penn is limited to a deduction of the lesser of the available NOL carryforward or 80 percent of pre-NOL taxable income in a single tax year as set forth in the Tax Cuts and Jobs Act.

MID PENN BANCORP, INC.

At December 31, 2019 and 2018, charitable contribution carryforwards totaled $785,000 and $1,157,000, respectively, and are scheduled to expire between 2020 and 2022.  During 2019, $211,000 of charitable contribution carryforwards were written off, resulting in $44,000 of additional tax expense recorded upon the filing of the final 2018 tax return during the third quarter of 2019.  Mid Penn expects to generate sufficient taxable income to utilize all charitable contribution carryforwards in the future.

The Tax Cuts and Jobs Act (TCJA) enacted on December 22, 2017 repealed Corporate Alternative Minimum Tax (AMT). As a result, the AMT carryforward balances of $860,000 and $1,433,000 as of December 31, 2019 and 2018, respectively, will be systematically refunded with each return until fully refunded no later than the filing of the Corporation’s December 31, 2021 tax return.

Acquired Section 1231 losses totaling $314,000 were recorded as a result of filing the final First Priority return in 2019 and expire in 2022.

On December 22, 2017, the TCJA was signed into law, reducing the federal tax rate to 21% beginning on January 1, 2018.  The revaluation of net deferred tax assets as of December 22, 2017 resulted in $1,169,000 of additional tax expense on the date of enactment included in deferred expense in the tables below.

The provision for income taxes consists of the following:

(Dollars in thousands)	2019	2018	2017
Current tax provision
Federal	$2,875	$812	$2,672
State	185	—	—
Total current tax provision	3,060	812	2,672

Deferred tax expense
Federal	$665	1,317	$1,828
State	—	—	—
Total deferred tax expense	$665	1,317	1,828
Total provision for income taxes	$3,725	$2,129	$4,500

A reconciliation of federal income tax at the statutory rate of 21% for 2019 and 2018, and 34% for 2017 to Mid Penn's effective rate is as follows:

(Dollars in thousands)	2019	2018	2017
Provision at the expected statutory rate	$4,499	$2,672	$3,940
Effect of tax-exempt income	(683)	(704)	(668)
Effect of investment in life insurance	(66)	(60)	(89)
State income taxes, net of federal tax benefit	146	—	—
Nondeductible interest	59	40	30
Low income housing partnership tax credits	(83)	(168)	(46)
Nondeductible merger and acquisition expense	—	193	191
Rate change adjustment	—	—	1,169
Other items	(147)	156	(27)
Provision for income taxes	$3,725	$2,129	$4,500

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2019, 2018, or 2017.  There were no amounts accrued for interest and penalties at December 31, 2019 or 2018.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the state of Pennsylvania and New Jersey.  With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2016.

MID PENN BANCORP, INC.

(18)	Regulatory Matters

Mid Penn Bancorp, Inc., is a financial holding company and maintains a well-capitalized status in both the consolidated Corporation and in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 Capital to average assets and of Total Capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2019 and December 31, 2018, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

The federal banking agencies have substantially amended the regulatory risk-based capital rules applicable to Mid Penn. The amendments implemented the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The amended rules included new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements phased in beginning in 2016, and refined the definition of what constitutes "capital" for purposes of calculating those ratios.

The revised minimum capital level requirements applicable to Mid Penn include: (i) a new common equity Tier I capital ratio of 4.5%; (ii) a Tier I capital ratio of 6.0% (increased from 4.0%); (iii) a Total Capital ratio of 8.0% (unchanged from prior rules); and (iv) a Tier I leverage ratio of 4.0% for all institutions.  The amended rules also established a "capital conservation buffer" of 2.5% above the revised regulatory minimum capital ratios, which result in the following minimum ratios: (i) a common equity Tier I capital ratio of 7.0%; (ii) a Tier I capital ratio of 8.5%; and (iii) a Total Capital ratio of 10.5%.  The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019.  An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

MID PENN BANCORP, INC.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances.  The amount of dividends that may be paid from the Bank to the Corporation in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years.  For the year ended December 31, 2019, $12,486,000 of undistributed earnings of the Bank, included in the consolidated shareholders’ equity balance, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2019, and December 31, 2018:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of December 31, 2019
Tier 1 Capital (to Average Assets)	$168,146	7.8%	$86,773	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	120,020	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	145,738	8.50%	N/A	N/A
Total Capital (to Risk Weighted Assets)	204,811	11.9%	180,030	10.50%	N/A	N/A

Mid Penn Bank
As of December 31, 2019
Tier 1 Capital (to Average Assets)	$185,101	8.5%	$86,760	4.00%	$108,450	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	119,995	7.00%	111,424	6.5%
Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	145,708	8.50%	137,137	8.0%
Total Capital (to Risk Weighted Assets)	204,196	11.9%	179,992	10.50%	171,421	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2018
Tier 1 Capital (to Average Assets)	$155,662	8.0%	$77,499	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	98,977	6.375%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	155,662	10.0%	122,265	7.875%	N/A	N/A
Total Capital (to Risk Weighted Assets)	191,300	12.3%	153,317	9.875%	N/A	N/A

Mid Penn Bank
As of December 31, 2018
Tier 1 Capital (to Average Assets)	$171,776	8.9%	$77,230	4.00%	$96,537	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	98,963	6.375%	100,903	6.5%
Tier 1 Capital (to Risk Weighted Assets)	171,776	11.1%	122,248	7.875%	124,189	8.0%
Total Capital (to Risk Weighted Assets)	180,332	11.6%	153,295	9.875%	155,236	10.0%

(1)  The minimum amounts and ratios as of December 31, 2019 include the fourth year phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.  As of December 31, 2018, minimum amounts and ratios include the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2019 and 2018 for guarantees under letters of credit issued is not considered material.

As of December 31, 2019, commitments to extend credit amounted to $435,553,000 and standby letters of credit amounted to $26,574,000.  As of December 31, 2018, commitments to extend credit amounted to $346,238,000 and standby letters of credit amounted to $20,839,000.

Additionally, Mid Penn has sold loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program”).  Under the terms of the Program, there is limited recourse back to Mid Penn for loans that do not perform in accordance with the terms of the loan agreement.  Each loan that is sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB.  The Program can be terminated by either the FHLB or Mid Penn, without cause, by giving notice to the other party.  The FHLB has no obligation to commit to purchase any mortgage through, or from, Mid Penn.  The total balance of loans sold under the Program was $4,610,000 and $5,836,000 for the years ended December 31, 2019 and 2018, respectively.

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

As of December 31, 2019, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in twelve counties in Pennsylvania.

The Bank's highest industry concentration within the loan portfolio is in commercial real estate financing, which was 63.0 % and 61.8% as of December 31, 2019 and 2018, respectively.

MID PENN BANCORP, INC.

(20)	Commitments and Contingencies

Commitments

During the second quarter of 2018, Mid Penn entered into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary.  All such initial conditions were satisfied and Mid Penn began funding the investment during 2018 and is expected to be fully funded in 2020. As of December 31, 2019, the units were substantially complete and met the occupancy requirements necessary to begin recognizing the related amortization and tax credits using the cost amortization method over a ten year period.  The carrying value of Mid Penn’s investment in the limited partnership is reported within other assets on the Consolidated Balance Sheet and totaled $7,249,000 at December 31, 2019 and $1,710,000 at December 31, 2018.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(21)	Common Stock

Authorized Shares

At the May 14, 2019 annual shareholder meeting, Mid Penn shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

Dividend Reinvestment Plan

Under Mid Penn’s amended and restated dividend reinvestment plan (“DRIP”), 330,750 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance.  The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.

Restricted Stock Plan

On June 25, 2014, the 2014 Restricted Stock Plan was registered under which awards shall not exceed, in the aggregate, 100,000 shares of common stock.  The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.  The plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.    As of December 31, 2019, 57,655 shares have been granted under the Plan, of which 2,346 shares were forfeited and available for reissuance.  During 2019, Mid Penn granted 18,450 restricted shares, 11,650 of which were granted to employees, while 6,800 were granted to directors.  Mid Penn granted 12,250 restricted shares in 2018, 7,450 of which were granted to employees, while 4,800 were granted to directors.  Throughout 2017, Mid Penn granted 10,440 restricted shares, 6,040 of which were granted to employees, while 4,400 were granted to directors.  No restricted shares were forfeited in 2019.  In 2018, 1,876 granted shares were forfeited to Mid Penn due to the termination of employment of three plan participants, while no shares were forfeited in 2017.

Share-based compensation expense relating to restricted stock is calculated using grant date fair value and is recognized on a straight-line basis over the vesting periods of the awards.  Restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over a four year vesting period, and the expense is a component of salaries and benefits expense on the Consolidated Statements of Income.  Restricted shares granted to directors have a twelve month vesting period, and the expense is a component of directors’ fees and benefits within the other expense line item on the Consolidated Statements of Income.

MID PENN BANCORP, INC.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statements of income.

(Dollars in thousands)	2019	2018	2017
Compensation expense	$346	$267	$145
Tax benefit	(73)	(56)	(49)
Net income effect	$273	$211	$96

At December 31, 2019, there was $630,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost is expected to be recognized through July 2023 with a weighted average recognition period of 2.9 years.  Mid Penn recognizes the impact of forfeitures as of the forfeiture date.

The following table presents information regarding the non-vested restricted stock for the years ended December 31, 2019 and 2018.

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	20,226	$28.76
Vested	(10,637)	28.21
Forfeited	—	—
Granted	18,450	26.06
Non-vested at December 31, 2019	28,039	27.05

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	19,499	$22.54
Vested	(9,647)	22.85
Forfeited	(1,876)	24.20
Granted	12,250	33.50
Non-vested at December 31, 2018	20,226	28.76

(22)	Preferred Stock

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

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of the Mid Penn Preferred Stock at the $1,000 liquidation value.  The redemption of the $3,404,000 of the Mid Penn Preferred Stock was completed and final dividend payment made on December 14, 2018. Accordingly, no preferred stock was outstanding at December 31, 2019 and December 31, 2018, and no preferred dividends were paid during 2019.

MID PENN BANCORP, INC.

(23)	Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$426	$1,572
Investment in subsidiary	254,829	239,323
Other assets	357	296
Total assets	$255,612	$241,191

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$17,735	$17,694
Other liabilities	3	288
Shareholders' equity	237,874	223,209
Total liabilities and shareholders' equity	$255,612	$241,191

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2019	2018	2017
Income
Dividends from subsidiary	$7,189	$10,837	$9,657
Other income	—	—	19
Total Income	7,189	10,837	9,676
Expense
Other expenses	(2,495)	(5,668)	(1,899)
Total Expense	(2,495)	(5,668)	(1,899)
Income before income tax and equity in undistributed earnings (loss) of subsidiary	4,694	5,169	7,777
Equity in undistributed earnings (loss) of subsidiary	12,486	4,207	(1,136)
Income before income tax	17,180	9,376	6,641
Income tax benefit	521	1,220	448
Net income	17,701	10,596	7,089
Series D preferred stock dividends	—	102	—
Net income available to common shareholders	$17,701	$10,494	$7,089
Comprehensive income	$20,422	$10,257	$8,209

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,701	$10,596	$7,089
Equity in undistributed (earnings) loss of subsidiary	(12,486)	(4,207)	1,136
Other, net	139	1,071	866
Net cash provided by operating activities	5,354	7,460	9,091

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	—	(2,798)	—
Proceeds from the sale of investment securities	—	—	618
Investment in subsidiary	—	—	(12,600)
Purchases of premises and equipment	(81)	—	—
Net cash used in investing activities	(81)	(2,798)	(11,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(6,688)	(4,513)	(3,264)
Series D preferred stock dividends	—	(102)	—
Series D preferred stock redemption	—	(3,404)	—
Employee Stock Purchase Plan stock issuance	134	119	104
Director Stock Purchase Plan stock issuance	135	124	42
Deferred financing fees paid for subordinated debt issuance	—	—	(85)
Subordinated debt issuance	—	—	10,000
Net cash (used in) provided by financing activities	(6,419)	(7,776)	6,797
Net (decrease) increase in cash and cash equivalents	(1,146)	(3,114)	3,906
Cash and cash equivalents, beginning of year	1,572	4,686	780
Cash and cash equivalents, end of year	$426	$1,572	$4,686

(24)	Recent Accounting Pronouncements

Accounting Standards Adopted in 2019

ASU 2019-04:  The FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. With respect to Topic 815, Derivatives and Hedging, ASU 2019-04 clarifies that the reclassification of a debt security from held-to-maturity to available-for-sale under the transition guidance in ASU 2017-12 would not (1) call into question the classification of other HTM securities, (2) be required to actually designate any reclassified security in a last-of-layer hedge, or (3) be restricted from selling any reclassified security. As part of the transition of ASU 2019-04, entities may reclassify securities that would qualify for designation as the hedged item in a last-of-layer hedging relationship from held-to-maturity to available-for-sale; however, entities that already made such a reclassification upon their adoption of ASU 2017-12 are precluded from reclassifying additional securities. The Company did not reclassify any securities from HTM to AFS upon adoption of ASU 2017-12.

As previously reported on a Form 8-K filed on November 20, 2019, Mid Penn early adopted ASU 2019-04, and as part of the adoption, reclassified 113 held-to-maturity debt securities consisting primarily of state and political subdivision obligations and mortgage-backed U.S. government agencies with an aggregate amortized cost of $67,096,000 to the available-for-sale category. All 113 securities were subsequently sold during the fourth quarter of 2019, and Mid Penn realized a pre-tax gain on the sales of $1,779,000.  Proceeds from the sales are primarily intended to fund future loan growth or repay wholesale borrowings.

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

Mid Penn adopted this standard in the first quarter of 2019 using the option to apply the transition provisions of the new standard at the adoption date instead of the earliest period presented as provided in ASU 2018-11.  Additionally, Mid Penn elected to apply all practical expedients as provided in ASU 2016-02, with the exception of the hindsight practical expedient, which was not elected.  As a result of the adoption of this standard on January 1, 2019, Mid Penn recognized (i) an operating lease ROU asset of $11,661,000, (ii) an operating lease liability of $12,866,000, and (iii) an opening adjustment to retaining earnings of $316,000 to eliminate the remaining balance of the deferred sale/leaseback gain on two retail branch locations which had originally been recorded in 2016.  The operating lease liability represents the present value of future payments on twenty-four leased properties within the Mid Penn footprint as of the January 1, 2019 adoption date, while the ROU asset reflects the lease liability, adjusted for deferred/accrued rent balances and the balance of acquisition accounting fair value adjustments of the respective properties as of the adoption date of January 1, 2019.

Subsequent to the adoption of Topic 842, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease which commenced March 1, 2019.  Mid Penn recognized a finance lease ROU asset of $3,597,000 and a finance lease liability of $3,597,000 included in the reported amount of long-term debt as of the lease commencement date.

The adoption of this standard did not have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flow.  See Note 9, Leases for more information.

In March 2019, the FASB issued ASU No. 2019-01, “Leases: Codification Improvements.” This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 842 (such as Mid Penn) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, Mid Penn elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on Mid Penn’s Consolidated Financial Statements.

MID PENN BANCORP, INC.

ASU 2018-07: The FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting

This ASU makes certain changes to the accounting for nonemployee awards to align the accounting for share-based payment awards issued to employees and nonemployees.  The changes require that the compensation expense associated with nonemployee equity awards with performance conditions be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition.  Additionally, the new ASU requires that equity-classified share-based payment awards issued to nonemployees be measured on the grant date, versus the previous GAAP requirement to re-measure the awards through the performance completion date.  The current requirement to reassess the classification (equity or liability) for the nonemployee awards upon vesting will be eliminated.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted, including interim periods.

Mid Penn currently issues restricted stock awards to nonemployee directors through the 2014 Restricted Stock Plan (the “Plan”) as more fully described in Note 21.  The single performance condition of the award is that the individual remain a director of Mid Penn through the duration of the vesting period.  Mid Penn adopted this standard on January 1, 2019 and the adoption of this ASU did not have a material impact on our consolidated financial statements as the compensation expense related to nonemployee equity awards is immaterial to Mid Penn’s overall financial condition.

Accounting Standards Adopted in 2018

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

MID PENN BANCORP, INC.

Accounting Standards Pending Adoption

ASU 2018-15: The FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

This ASU requires an entity in a cloud computing arrangement (i.e., hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted service, if any (generally as an “other asset”). The capitalized costs will be amortized over the term of the hosting arrangement, with the amortization expense being presented in the same income statement line item as the fees paid for the hosted service. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Mid Penn adopted ASU 2018-15 effective January 1, 2020 on a prospective basis. ASU 2018-15 did not have a material impact on the results of operations.

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

As a result of this ASU, several disclosures were removed from Topic 820, including: (i) disclosure of the valuation process for Level 3 fair value measurements, and (ii) amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.  However, some additional disclosures will be required as a result of this ASU, including the requirement to disclose the changes in unrealized gains and losses included in other comprehensive income for the period related to Level 3 recurring fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  Mid Penn is currently evaluating the impact of this ASU on our current disclosures.  The adoption of this standard may result in disclosure changes only and will not impact Mid Penn’s overall financial condition.

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

MID PENN BANCORP, INC.

ASU 2016-13:  The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further amended.

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

Subsequently, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11 to clarify, improve, or defer the adoption of ASU 2016-13.

In October 2019, the FASB issued ASU 2019-10 which deferred the implementation date of ASU 2016-13 for smaller reporting companies (SRCs) until January 1, 2023.  The effective date for larger SEC filers would remain unchanged at January 1, 2020.  Mid Penn qualifies as an SRC as of the most recent measurement date of June 30, 2019; therefore, Mid Penn has chosen to delay the adoption of ASU 2016-13.

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

.

MID PENN BANCORP, INC.

(25)	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2019 and 2018.  Due to the methodology and rounding of quarterly earnings per share versus full-year earnings per share calculations, the quarterly measures may not equal the full-year measurement disclosed on the respective year’s income statement.

(Dollars in thousands, except per share data)	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$22,866	$23,998	$24,513	$23,935
Interest Expense	5,560	6,228	6,746	6,630
Net Interest Income	17,306	17,770	17,767	17,305
Provision for Loan and Lease Losses	125	465	565	235
Net Interest Income After Provision for Loan Losses	17,181	17,305	17,202	17,070
Noninterest Income	2,049	2,874	3,003	4,695
Noninterest Expense	14,303	14,796	14,683	16,171
Income Before Provision for Income Taxes	4,927	5,383	5,522	5,594
Provision for Income Taxes	850	980	709	1,186
Net Income	$4,077	$4,403	$4,813	$4,408
Per Share Data:
Basic Earnings Per Common Share	$0.48	$0.52	$0.57	$0.52
Cash Dividends Declared	0.25	0.18	0.18	0.18

(Dollars in thousands, except per share data)	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$12,980	$13,720	$19,583	$22,371
Interest Expense	2,102	2,306	3,672	4,640
Net Interest Income	10,878	11,414	15,911	17,731
Provision for Loan and Lease Losses	125	—	100	275
Net Interest Income After Provision for Loan Losses	10,753	11,414	15,811	17,456
Noninterest Income	1,647	1,559	2,165	2,091
Noninterest Expense	11,183	9,742	15,264	13,982
Income Before Provision for Income Taxes	1,217	3,231	2,712	5,565
Provision for Income Taxes	213	452	548	916
Net Income	1,004	2,779	2,164	4,649
Series D Preferred Stock Dividends	—	—	38	64
Net Income Available to Common Shareholders	$1,004	$2,779	$2,126	$4,585
Per Share Data:
Basic Earnings Per Common Share	$0.17	$0.45	$0.28	$0.54
Cash Dividends Declared	0.00	0.15	0.15	0.15

MID PENN BANCORP, INC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2019.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2019, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management’s Report on Internal Controls over Financial Reporting is located on page 54 of this report, and is incorporated herein by reference.

Our independent registered public accounting firm, BDO USA, LLP, also attested to, and reported on, the effectiveness of Mid Penn’s internal control over financial reporting as of December 31, 2019.  BDO USA, LLP’s attestation report appears in Part II, Item 8, “Financial Statements and Supplemental Data.”

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

MID PENN BANCORP, INC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	28,039	—	(1)	44,691
Equity compensation plans not approved by security holders	—	—		—
Total	28,039	—		44,691

(1)

All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock.  Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 4:  Ratification of the Appointment of BDO USA, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2020” of Mid Penn’s definitive proxy statement to be used in connection with the 2020 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

10.8

Form of Supplemental Executive Retirement Plan Agreement dated August 31, 2018 by and among Mid Penn Bank and each of Rory G. Ritrievi, Michael D. Peduzzi, Scott W. Micklewright, Justin T. Webb, and Joseph L. Paese (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

10.9

Amendment No. 1 to Employment Agreement, dated August 13, 2018, among Mid Penn Bancorp, Inc., Mid Penn Bank, and Rory G. Ritrievi (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

10.10

Form of Amendment No. 1 to Change in Control Severance Agreement of Messrs. Micklewright, Peduzzi, Webb, and Paese (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

10.11

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
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 13, 2020
Rory G. Ritrievi
President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Michael D. Peduzzi, CPA	March 13, 2020
Michael D. Peduzzi, CPA
Sr. Executive Vice President and Chief Financial Officer

By:	/s/ Robert A. Abel	March 13, 2020
Robert A. Abel, Director

By:	/s/ Kimberly J. Brumbaugh	March 13, 2020
Kimberly J. Brumbaugh, Director

By:	/s/ Matthew G. DeSoto	March 13, 2020
Matthew G. DeSoto, Director

By:	/s/ Robert C. Grubic	March 13, 2020
Robert C. Grubic, Director

By:	/s/ Gregory M. Kerwin	March 13, 2020
Gregory M. Kerwin, Director

By:	/s/ Donald F. Kiefer	March 13, 2020
Donald F. Kiefer, Director

By:	/s/ Theodore W. Mowery	March 13, 2020
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 13, 2020
John E. Noone, Director

By:	/s/ Noble C. Quandel, Jr.	March 13, 2020
Noble C. Quandel, Jr., Director

By:	/s/ David E. Sparks	March 13, 2020
David E. Sparks, Director

By:	/s/ William A. Specht, III	March 13, 2020
William A. Specht, Director