Form 10-K/A
period 2019-12-31
MID PENN BANCORP INC
filed 2020-04-14
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $24.95 per share, as reported by The NASDAQ Stock Market LLC (“NASDAQ”), on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $172,221,118.

As of March 2, 2020, the registrant had 8,480,938 shares of common stock outstanding.

MID PENN BANCORP, INC.

EXPLANATORY NOTE

On March 13, 2020, Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation.”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Filing”) with the Securities and Exchange Commission (“SEC”).  Mid Penn intended to incorporate Part III of Form 10-K in the Original Filing by reference to the Corporation’s definitive proxy statement for its 2020 annual meeting of shareholders.  As a result of the Novel Coronavirus (“COVID-19”) pandemic, the Corporation intends to postpone the 2020 Annual Shareholder Meeting and will file its definitive proxy statement after April 30, 2020.  As a result, Mid Penn is filing this Amendment No. 1 (“Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the information required by Part III of Form 10-K.

This Amendment only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules).  All other items as presented in the Original Filing are unchanged.  Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by our principal executive officer and principal financial and accounting officer, filed as exhibits hereto.

MID PENN BANCORP, INC.

FORM 10-K/A

MID PENN BANCORP, INC.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Governance of the Corporation

Board Leadership Structure

The Board of Directors of the Corporation (the “Board”) is led by a non-executive Chair selected by the Board from time to time.  The Board Chair organizes Board activities to enable the Board to effectively provide guidance to and oversight and accountability of management.  To fulfill that role, the Chair, among other things:  creates and maintains an effective working relationship with the Chief Executive Officer and other members of management and with other members of the Board; provides the Chief Executive Officer ongoing direction as to Board needs, interests and opinions; and assures that the Board agenda is appropriately directed to the matters of greatest importance to the Corporation.  In carrying out his or her responsibilities, the Chair preserves the distinction between management and oversight, maintaining the responsibility of management to develop corporate strategy and the responsibility of the Board to review and express its views on corporate strategy.  The functions of the Chair include:

•	presiding over all meetings of the Board and shareholders, including regular executive sessions of non-management directors of the Board;
•	establishing the annual agenda of the Board and the agendas of each meeting in consultation with the Chief Executive Officer;
•	advising committee chairs, in consultation with the Chief Executive Officer, on meeting schedules, agenda and information needs for the committees of the Board;
•	defining the subject matter, quality, quantity and timeliness of the flow of information between management and the Board and overseeing the distribution of that information;
•	coordinating periodic review of management’s strategic plan for the Corporation;
•	leading the Board review of the succession plan for the Chief Executive Officer and other key members of senior management;
•

serving as Acting Chief Executive Officer in concert with the Board or appointing an interim Chief Executive Officer until a successor is selected in the event there is a separation with the existing Chief Executive Officer;

•	coordinating the annual performance review of the Chief Executive Officer;
•	consulting with committee chairs about the retention of advisors and experts;
•	acting as the principal liaison between the independent directors and the Chief Executive Officer on sensitive issues;
•

working with the Nominating and Corporate Governance Committee to develop and maintain the agreed-on definitions of the role of the Board and the organization, processes and governance guidelines necessary to carry it out;

•

after consulting with other members of the Board and the Chief Executive Officer, making recommendations to the Nominating and Corporate Governance Committee as to the membership of various Board committees and committee chairs;

•	working with management on effective communication with shareholders, including being available for consultation and direct communication upon the reasonable request of major shareholders;
•	encouraging active participation by each member of the Board; and
•	performing such other duties and services as the Board may require.

Risk Oversight by Board

The Board oversees all business, property and affairs of the Corporation and Bank.  The Board Chair and the Corporation’s officers keep the members of the Board informed of the Corporation’s business through meetings and by providing reports and other materials to Board members.

In addition to the general oversight of Corporation and Bank business, the Board also reviews a comprehensive quarterly Risk Management Report, prepared by the Bank’s Chief Operating Officer, which includes metrics and trends on major risk areas, including cybersecurity, asset quality, interest rate risk, operations, capital adequacy and liquidity.

MID PENN BANCORP, INC.

Code of Ethics

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank.  The Corporation last amended the Code of Ethics on March 28, 2018.  A copy is posted under Governance Documents in the Corporate Information section under the Investors link on the Corporation’s website, www.midpennbank.com.  The Corporation’s Code of Ethics may be viewed on the Mid Penn website at www.midpennbank.com or requested from the Corporate Secretary by telephone at 1-866-642-7736.

Shareholder Communications

Any shareholder who wishes to communicate with the Board may send correspondence to Rory G. Ritrievi, President and Chief Executive Officer, Mid Penn Bancorp, Inc., at 349 Union Street, Millersburg, Pennsylvania 17061, with a copy to Cindy L. Wetzel, Secretary, at the same address.  Written communications received from shareholders are shared with the full Board or appropriate committee as warranted.  The Board has a complaint procedure for communicating accounting, internal accounting controls and auditing matters.  Complaints generated are directed to a separate mailing address, which is under the control of the Chair of the Audit Committee.  Please refer to the Corporate Information section of the Investors page of Mid Penn’s website at www.midpennbank.com for complete details.

A shareholder who intends to nominate an individual for election to the Board (other than a candidate proposed by the Board) must notify the Secretary of the Corporation in compliance with the requirements of Article 10, Section 10.1 of the Corporation’s By-laws.  Any shareholder who intends to nominate a candidate for election to the Board must notify the Secretary of the Corporation in writing not less than the earlier of (1) 120 days prior to the anniversary date of the initial proxy materials or of a notice of the meeting by the Corporation in connection with the immediately preceding Annual Meeting of Shareholders (which would be December 2, 2020 for the 2021 annual meeting), or (2) the deadline for submitting shareholder proposals for inclusion in a proxy statement and form of proxy as calculated under Rule 14a-8(e) promulgated by the SEC (which is also December 2, 2020 for the 2021 annual meeting).

The Board believes that the purpose of corporate governance is to ensure that it maximizes shareholder value in a manner consistent with legal requirements and the highest standards of integrity.  The Board has adopted and adheres to corporate governance practices, which the Board and senior management believe promote this purpose, are sound and represent best practices. These governance practices, Pennsylvania law (the state of incorporation), the rules and listing standards of The NASDAQ Stock Market LLC (“NASDAQ”) and the Securities and Exchange Commission (the “SEC”) regulations, as well as best practices suggested by recognized governance authorities are continually reviewed.

At a September 25, 2019 meeting of the joint Board of Directors of the Corporation and the Bank, the Board approved a Board restructuring plan submitted by the Nominating and Corporate Governance Committee, which detailed the separation of the joint Board of Directors into separate Boards of Directors for the Corporation and the Bank, respectively, effective January 1, 2020.  In approving the restructuring plan, the Board affirmed the Nominating and Corporate Governance Committee’s determination that the separation of the Boards would provide for more efficient corporate governance, is in the best interest of the Corporation and the Bank, provides a logical succession plan between the Bank Board and the Corporation Board and provides the flexibility necessary to permit future Board expansion, contraction and refreshment.  For the Board to be most effective in providing the oversight and strategic direction necessary to guide our rapidly evolving organization forward, the Board feels its composition must reflect a meaningful level of diversity in four specific areas:  expertise and experience; tenure and age; gender, race and ethnicity; and geography, as well as a meaningful level of stock ownership.

Following implementation of this plan, effective January 1, 2020, the Corporation’s current Board is comprised of the following 12 individuals (each of whom was an active Board member immediately prior to the effective date):  Robert C. Grubic, Chair; William A. Specht, III, Vice Chair; Robert A. Abel; Kimberly J. Brumbaugh; Matthew G. DeSoto; Gregory M. Kerwin; Donald F. Kiefer; Theodore W. Mowery; John E. Noone; Noble C. Quandel, Jr.; Rory G. Ritrievi; and David E. Sparks.  Under the NASDAQ standards for independence, the following directors meet the standards for independence:  Robert A. Abel, Kimberly J. Brumbaugh, Matthew G. DeSoto, Robert C. Grubic, Gregory M. Kerwin, Donald F. Kiefer, Theodore W. Mowery, John E. Noone, Noble C. Quandel, Jr., and William A. Specht, III.  The independent directors constitute more than a majority of the Board.  Only independent directors serve on the Audit, Compensation, and Nominating and Corporate Governance Committees.

During the year ended December 31, 2019, the Corporation’s Board of Directors held thirteen meetings.  In addition, the Corporation’s independent Board members held one independent Board Meeting during 2019.

MID PENN BANCORP, INC.

Annual Meeting Attendance

All directors attended the 2019 Annual Meeting of Shareholders.  While the Corporation does not have a formal policy regarding attendance, all directors are strongly encouraged to attend the Annual Meeting of Shareholders.

Committees and Meetings of the Corporation’s Board

During 2019, the Board maintained five standing committees:  Executive, Audit, Compensation, and Real Estate Committees, which jointly serve the Corporation and the Bank, and the Nominating and Corporate Governance Committee, which serves only the Corporation.  In conjunction with the Board restructure, effective January 1, 2020, the Board maintains seven standing committees, four of which serve only the Corporation:  Nominating and Corporate Governance, Executive, Audit, and Compensation; and three of which jointly serve the Corporation and the Bank:  Real Estate, IT/Compliance, and Directors Loan.  Only independent directors serve on the Audit, Compensation, and Nominating and Corporate Governance Committees.  Current committee membership is displayed in the following table.

COMMITTEE MEMBERSHIP TABLE

	Nominating and Corporate Governance	Executive	Audit	Compensation	Real		Directors
	(Corporation	(Corporation	(Corporation	(Corporation	Estate	IT/Compliance	Loan
	Only)	Only)	Only)	Only)	(Joint)	(Joint)	(Joint)
Robert A. Abel	X		X
Kimberly J. Brumbaugh	X			X
Matthew G. DeSoto	X			X
Robert C. Grubic	X	X	X		X		X
Gregory M. Kerwin		X	X		X
Donald F. Keifer	X						X
Theodore W. Mowery				X			X
John E. Noone			X				X
Noble C. Quandel, Jr.		X		X	X
Rory G. Ritrievi	X(1)	X	X(1)	X(1)	X	X(1)	X
David E. Sparks			X(1)		X
William A. Specht, III		X		X			X
Meetings Held in 2019	7	2	4	5	2	4	11

(1)	Ex Officio

Each of the directors attended at least 75% of the total number of Board meetings and committee meetings for the Corporation and the Bank during their tenure on the Board in 2019.

The function of each of the Corporation’s committees is described below.

NOMINATING AND CORPORATE GOVERNANCE.  This committee identifies individuals qualified to become members of the Board; evaluates and recommends to the Board, nominees for each election of directors; and monitors and makes recommendations to the Board on other matters of policies and practices relating to corporate governance.  All members of the Nominating and Corporate Governance Committee are independent (as independence is currently defined by NASDAQ listing standards).  Robert A. Abel serves as Chair of this committee.

MID PENN BANCORP, INC.

The Nominating and Corporate Governance Committee has a charter which is available under the Corporate Information section of the Investors page of the Bank’s website at www.midpennbank.com.  Candidates for director must be qualified in terms of education, professional experience, business contacts and special skills.  Other less tangible, but equally important, qualifications include general representation from the markets served, enthusiasm, maturity, reputation, compatibility with other members of the Board, diplomacy and independent judgment.  In addition, candidates should have a vested interest in the Corporation through ownership of Corporation stock.  Board candidates, upon their appointment, are required to own 500 shares with the understanding that they accumulate a minimum of 2,500 shares in total by the end of their second year on the Board.  The Board recognizes that its members have various abilities to acquire shares beyond the minimum threshold depending on their personal circumstances and may, in special circumstances, extend the two-year period for accumulating 2,500 shares to a longer period of time as determined by the Board.  Members of the Board are encouraged to continue to accumulate shares over time to the extent possible considering their personal circumstances.

The Nominating and Corporate Governance Committee does not have a formal policy with respect to the diversity of the Corporation’s Board members.  However, the committee believes it is essential that Board members represent diverse view points and experiences.  In considering candidates for the Board, the committee considers the entirety of each candidate’s credentials in the contexts of these standards.

When developing a list of potential nominees, the Nominating and Corporate Governance Committee may take into consideration names provided by shareholders, directors or executive management.  Information is gathered concerning the potential Board member’s location of business and residence, shares owned, profession or business, and deposit and loan relationship with the Bank.  Personal information about the individual is also gathered to determine if she/he meets the criteria listed in the Nominating and Corporate Governance Committee Policy and Charter.  The Nominating and Corporate Governance Committee screens this information to narrow its search of final candidates to be interviewed.  Upon completion of the interviews, the Nominating and Corporate Governance Committee makes a final recommendation to the full Board for appointment.  All potential candidates are screened by the same process regardless of whether they are recommended by a shareholder or by another party.

EXECUTIVE.  This committee may exercise the authority of the Board in the intervals between the meetings of the Board so far as may be permitted by law.  Robert C. Grubic serves as Chair of this committee.

AUDIT.  This committee oversees audit coverage, selects the independent registered public accounting firm, reviews the annual and quarterly financial statements of the Corporation and auditor’s reports, and monitors with management and the auditor the system of internal controls and its accounting and reporting practices.  All members of the Audit Committee are non-employee directors and are independent (as independence is currently defined by NASDAQ listing standards).  The Audit Committee has a charter which is available under the Corporate Information section of the Investors page of the Bank’s website at www.midpennbank.com.  John E. Noone serves as Chair of this committee; Robert A. Abel and John E. Noone serve as the Audit Committee Financial Experts.

COMPENSATION.  This committee assures that senior executives are compensated effectively in a manner consistent with the Bank’s compensation strategy, internal equity considerations, competitive practice and the requirements of the appropriate regulatory bodies.  This committee also reviews salary adjustments, compensation and benefits programs for all employees and makes recommendations to the Board.  All members of the Compensation Committee are independent (as independence is currently defined by NASDAQ listing standards).  The Compensation Committee has a charter which is available under the Corporate Information section of the Investors page of the Bank’s website at www.midpennbank.com.  Theodore W. Mowery serves as Chair of this committee.

Information Regarding Directors

The following individuals currently serve on the Corporation’s Board of Directors for a term of three years and until their successors are duly elected and take office.

Class A Directors (to serve until 2020)

Robert C. Grubic, age 68, has been a director since 2006.  In 1989, Mr. Grubic became President and Chief Executive Officer of Herbert, Rowland & Grubic, Inc., a consulting engineering firm based in Harrisburg, PA and currently serves as Chairman and Chief Executive Officer.  He has been employed by the firm and its predecessor firm since 1973.  Mr. Grubic has a Bachelor of Civil Engineering Degree from Villanova University and a Master of Administration Degree from The Pennsylvania State University.  He

MID PENN BANCORP, INC.

serves on numerous civic and community boards and groups in the greater Harrisburg area.  Mr. Grubic has overall management responsibility of the 200+ person engineering firm of Herbert, Rowland & Grubic, Inc., including oversight of all financial, administrative, human resources and technical components of the firm.  Due to his many years of experience in managing a successful engineering firm, the Board feels Mr. Grubic’s vast knowledge of business operations is invaluable and qualifies him to serve on the Board.  Mr. Grubic was appointed Chairman of the Board of the Corporation and the Bank in 2012, after previously serving as Vice Chairman.  Mr. Grubic also serves as Chair of the Executive Committee and is a member of the Audit, Directors Loan, Real Estate, and Nominating and Corporate Governance Committees.

Donald F. Kiefer, age 65, became a director on January 8, 2018, pursuant to the Agreement and Plan of Merger, dated March 29, 2017, by and among Mid Penn Bancorp, Inc., Mid Penn Bank and The Scottdale Bank & Trust Company.  Mr. Kiefer was employed by The Scottdale Bank & Trust Company, Scottdale, PA since December 1981, where he served as Trust Officer from 1981 until September 1984.  He was elected President and Chief Executive Officer of The Scottdale Bank & Trust Company in September 1984 and has held that position until the merger with Mid Penn Bank in January 2018.  He was elected to The Scottdale Bank & Trust Company Board of Directors in 1984 and has served as Chairman since 2003.  Mr. Kiefer earned a Bachelor’s Degree in Economics from Allegheny College, Meadville, PA and a Master’s in Business Administration from Rochester Institute of Technology (RIT), Rochester, NY.  Upon graduation from RIT in 1979, Mr. Kiefer was employed by The Community Savings Bank in Rochester, NY as a staff auditor.  Mr. Kiefer is President of The Scottdale Cemetery Association and has been on the Board of Directors since 1985.  He is a member of the Kiwanis and a past member of the Rotary, The Scottdale Chamber of Commerce and other community and civic organizations.  The Board has determined that Mr. Kiefer’s extensive banking experience and leadership qualify him to serve on the Board, as well as on the Directors Loan Committee and the Nominating and Corporate Governance Committee.

John E. Noone, age 60, has been a director since 2012.  Mr. Noone is President of Shamrock Investments, LLC, a Central Pennsylvania firm investing in commercial real estate and private business equity.  He began his career in Accounting and became a Pennsylvania Certified Public Accountant before entering banking and corporate finance.  As a banker, Mr. Noone managed a $300 million Commercial Banking Division of Pennsylvania National Bank as Vice President and Regional Commercial Banking Manager in Harrisburg, PA.  He became an entrepreneur with the acquisition of McCann School of Business in 1993, which after significant growth, was sold in late 2002.  In 2003, Mr. Noone was a co-founder of Higher Education Solutions, LLC and began developing privatized student apartments for colleges and universities.  The apartment portfolio of HES was sold in late 2007, and Mr. Noone formed Shamrock Investments, LLC.  Mr. Noone earned a Bachelor of Science Degree in Business with a concentration in Accounting from Marywood University.  He also completed the Central Pennsylvania School of Commercial Banking at Bucknell University and the Advanced Commercial Lending School at the University of Virginia.  He is a member of the American Institute of Certified Public Accountants.  Mr. Noone previously served on the Board of the Pennsylvania Economic Development Financing Authority, Pennsylvania Chamber of Business and Industry, Pennsylvania Association of Private School Administrators and various other civic and community organizations.  He is a current member of the Operational Committee of the Pennsylvania Community Development Bank.  Due to his extensive business experience and his accounting and banking background, the Board has determined that Mr. Noone adds value to the Corporation and is qualified to serve on the Board and on the Directors Loan Committee, and as a Financial Expert and Chair of the Audit Committee.

Noble C. Quandel, Jr., age 72, became a director on March 1, 2015, pursuant to the Agreement and Plan of Merger, dated August 27, 2014, by and between Mid Penn Bancorp, Inc. and Phoenix Bancorp, Inc.  Mr. Quandel joined the Phoenix Bancorp, Inc. Board in 2004, where he served most recently as Vice Chairman.  Mr. Quandel is Chairman and Chief Executive Officer of Quandel Enterprises, Inc. in Harrisburg, PA, a company that provides construction, construction management, engineering and development services in the Mid-Atlantic region.  Mr. Quandel is a graduate of Bloomsburg University.  Upon graduation, he continued working in the company business with his parents and assumed the position of President and Chief Executive Officer from his father in 1976.  Under his management, the Company has grown to operate twelve offices in a geographical area which encompasses the Mid-Atlantic region. Mr. Quandel currently serves on the Board of Directors of the Northeastern Pennsylvania Alliance (NEPA), the Board of Directors of Schuylkill Economic Development Corporation, Keystone Contractors Association and the Minersville Area Community Improvement Organization.  He also serves on the Board of Directors for the Pottsville Area School District as Board President and is the President of the General Contractors Association of Pennsylvania.  He has served as Past Chairman of the Easter Seals of Central Pennsylvania’s inaugural Capital Campaign and has been active with Hawk Mountain Council of Boy Scouts of America for over 30 years.  He has served as Chairman of the Hawk Mountain Council’s Angel Dinner and is currently a member of their Executive Advisory Board.  Mr. Quandel has been a guest lecturer at Bucknell University, Bloomsburg University School of Business and The Pennsylvania State University.  He is a past member of the Board of Directors of Pennsylvania National Bank and is also Past Chairman of the Board of Directors of Keystone Contractors Association and Schuylkill Economic Development Corporation.  He is a past member of the Board of Directors of Capital Region Economic Development Corporation and Schuylkill Chamber of Commerce.  In 2002, Mr. Quandel was the recipient of the Torch of Liberty Award from the Anti-Defamation League of

MID PENN BANCORP, INC.

B’nai B’rith, which celebrates families with a tradition of community service who have passed the torch of good deeds, leadership and philanthropy to the next generation.  The Board has determined that Mr. Quandel’s vast knowledge of business operations and his community involvement qualify him to serve on the Board and on the Compensation and Executive Committees and as Chair of the Real Estate Committee.  Mr. Quandel also serves as Chair of the Bank’s Schuylkill County Business Development Advisory Board.

Class B Directors (to serve until 2021)

Kimberly J. Brumbaugh, age 50, became a director on February 27, 2019.  Ms. Brumbaugh is the Chief Executive Officer and founded Brumbaugh Wealth Management, LLC (formerly known as Brumbaugh Wealth Management Group) in 2004 after having worked in the industry for a Philadelphia firm since 1998.  This was a career change after transitioning from the automotive industry where she managed a department of thirty employees for many years while attending Widener University at night for Business Administration.  She continued her education at the American College in Bryn Mawr, PA where she earned her securities licenses and certifications in Financial Services.  Ms. Brumbaugh has served on community boards for more than two decades, currently as a Trustee for Penn Medicine Chester County Hospital Foundation board, and is a past Chairman of the Chester County Chamber of Business and Industry and the Southeastern Pennsylvania Autism Resource Center “SPARC”.  In addition, she supports her industry as a member of Lincoln Financial Group’s Business Intelligence Institute, Million Dollar Round Table- Top of the Table, and the Financial Planning Association.  Ms. Brumbaugh’s firm manages $320 million in client assets, received the 2018 Velocity 50 Award from CEO Report for being among the fifty fastest growing companies in the Philadelphia area, and was recognized in December 2019 as a Top Wealth Manager in Forbes.  The Board has determined that Ms. Brumbaugh’s extensive knowledge in business operations, development of employees, financial management, leadership and community involvement qualifies her to serve on the Board, as well as on the Compensation Committee and the Nominating and Corporate Governance Committee.

Gregory M. Kerwin, age 69, has been a director since 1999.  He is the senior partner of Kerwin & Kerwin, LLP, a small family law firm in Elizabethville, PA that has been serving clients in Central Pennsylvania since 1945.  He is a member of the Pennsylvania Bar Association and former director and current member of the Dauphin County Bar Association.  He is admitted to practice before all courts in Pennsylvania, the United States Middle District Court and the U.S. Supreme Court.  The focus of his firm is on real estate, estates and trusts, commercial and municipal law.  During his legal career, he has served as solicitor for numerous townships, boroughs and municipal authorities in Dauphin and Schuylkill Counties.  His firm currently represents nine municipal governments.  Mr. Kerwin has served on the Board of Directors of the Miners Bank of Lykens, the Dauphin County General Authority, Villa Teresa Nursing Home, Reiff & Nestor Company in Lykens, the Lykens Community Development Corporation, Goodwill Industries of Elizabethville, the Finance Council for the Catholic Diocese of Harrisburg and the Elizabethville Bicentennial Steering Committee.  He is a member of the Lykens Chamber of Commerce.  A licensed commercial pilot and former certified flight instructor, Mr. Kerwin serves as co-trustee for Bendigo Airport, a public use airport in Tower City, PA.  He is a graduate of The Pennsylvania State University and lifetime member of the alumni association and Nittany Lion Club.  He earned his Juris Doctorate from the Dickinson School of Law in Carlisle, PA.  Mr. Kerwin is a member of Our Lady of Help Christians Church in Lykens, where he has served as an usher and Eucharistic Minister.  Because of his legal expertise and his knowledge of the Bank’s local communities, the Board has determined that Mr. Kerwin adds substantial value to the Corporation and is qualified to serve on the Board, as well as on the Audit Committee, the Executive Committee, and the Real Estate Committee.

Rory G. Ritrievi, age 56, has been a director since 2009.  On February 25, 2009, Mr. Ritrievi joined the Corporation and the Bank as President and Chief Executive Officer.  Mr. Ritrievi has worked in the financial services industry for more than 34 years.  He previously served as Senior Executive Vice President/Market President and Chief Lending Officer of Commerce Bank/Harrisburg, where he managed all aspects of the customer experience including the retail network, lending, marketing and public relations.  As Chief Lending Officer, Mr. Ritrievi was responsible for loan production, credit quality and credit administration.  Mr. Ritrievi holds a Juris Doctor from Widener University School of Law and a Bachelor of Arts Degree in Economics from the University of Pittsburgh.  He is a licensed, but non-practicing attorney in the state of Pennsylvania.  He is currently serving on the Advisory Board for Widener Law Commonwealth’s Business Advising Certificate Program and on the Board of Directors of the Harrisburg Area YMCA.  He previously served on the Federal Reserve Bank of Philadelphia’s Community Depository Institution Advisory Council and on the Board of Directors of the Pennsylvania Association of Community Bankers.  Because of his banking experience, his educational background and leadership skills, the Board concluded that Mr. Ritrievi is the right person to lead the Corporation and the Bank and that these attributes qualify him to serve as President and Chief Executive Officer and Board member of the Corporation and the Bank, and as a member of the Executive Committee, Real Estate Committee, and Directors Loan Committee and as Ex Officio of the Compensation, Audit, Information Technology/Compliance and Nominating and Corporate Governance Committees.  Mr. Ritrievi has been a valuable addition to the Corporation and the Bank.

MID PENN BANCORP, INC.

David E. Sparks, age 75, became a director on August 1, 2018, pursuant to the Agreement and Plan of Merger, dated January 16, 2018, by and between Mid Penn Bancorp, Inc. and First Priority Financial Corp.  Mr. Sparks retired from banking on August 1, 2019.  Prior to his joining the Mid Penn Board, he was the Founder, Chairman and Chief Executive Officer of First Priority Bank in 2005 and Chairman and Chief Executive Officer of First Priority Financial Corp., the parent company of First Priority Bank since its formation in 2007.  Mr. Sparks is a graduate of Furman University, Greenville, SC, and attended Harvard University’s Advanced Management Program (AMP).  He has over 40 years of bank management experience with an emphasis on finance and capital markets, mergers and acquisitions and strategic planning.  Prior to forming First Priority, Mr. Sparks was Founder, Chairman and Chief Executive Officer of Millennium Bank, Malvern, PA, which was sold in 2004.  Mr. Sparks currently serves as Executive Vice Chairman and a Director of Cumberland Advisors, a registered investment advisor headquartered in Sarasota, FL.  The Board has determined that Mr. Sparks’ extensive banking experience qualifies him to serve on the Board and the Real Estate Committee, and as Ex Officio of the Audit Committee, adding great value to the Corporation.

Class C Directors (to serve until 2022)

Robert A. Abel, age 61, has been a director since 2011.  Mr. Abel, a Certified Public Accountant and Certified Specialist in Estate Planning, is a Principal, Shareholder and a member of the Board of Directors of Brown Schultz Sheridan & Fritz, in Camp Hill, PA.  This regional CPA firm with five offices provides tax, audit and consulting services.  Mr. Abel has written many articles and participated in seminars on the topics of estate planning, wealth transfer and financial planning for the closely held corporation.  He received a Bachelor of Science Degree from Shippensburg University, from which he graduated Summa Cum Laude.  He is a member of the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants and the National Association of Estate Planners & Councils.  He served as past Chairman of the Harrisburg YMCA and assisted in founding a non-profit organization.  The Board has determined that Mr. Abel’s vast knowledge in the accounting industry qualifies him to serve as a member of the Board, as Financial Expert of the Audit Committee and as Chair of the Nominating and Corporate Governance Committee, adding great value to the Corporation.  Mr. Abel also serves as Chair of the Bank’s Lancaster Business Development Advisory Board.

Matthew G. DeSoto, age 43, has been a director since 2008.  In 2013, Mr. DeSoto became President and Chief Executive Officer of MI Windows and Doors, LLC, based in Gratz, PA.  He previously held numerous sales and operational roles since joining the business in 1999.  MI Windows and Doors is a leading fabricator of window and patio door products designed for residential and light commercial projects throughout the United States.  Mr. DeSoto serves on the Penn State Health Four Diamonds Fund Advisory Board, the Board of the MI Charitable Foundation and is an active member of the Young Presidents Organization.  Mr. DeSoto attended The Pennsylvania State University pursuing a Bachelor of Science Degree in Marketing.  The Board has determined that, as President and Chief Executive Officer of MI Windows and Doors, Mr. DeSoto’s knowledge in all aspects of business operations is an asset to the Corporation and well qualifies him to serve on the Board.  Mr. DeSoto serves on the Compensation Committee and the Nominating and Corporate Governance Committee.

Theodore W. Mowery, age 61, has been a director since 2003.  Mr. Mowery is a licensed insurance agent in life, health, property and casualty insurance and holds Securities Series 6 and 63 licenses.  He is a founding partner of Gunn Mowery LLC, who currently employs 70 people and manages insurance and employee benefit programs for over 10,000 clients.  He is a founding partner in Mowery Insurance, Inc. and is also a partner in Gunn Mowery Properties, LLC, a real estate holding company.  Mr. Mowery is a member of the National Association of Insurance and Financial Advisors and the Estate Planning Council of Central Pennsylvania.  He formerly served as President of the Camp Hill School Board, President of the Mental Health Association of Cumberland, Dauphin and Perry Counties, a past Board member of the Capital Region Economic Development Council, the Lion Foundation and the West Shore Country Club.  Mr. Mowery has a Bachelor of Arts Degree from Gettysburg College.  Due to his vast knowledge of the insurance services industry and his experience in managing all aspects of his company, the Board has determined that Mr. Mowery adds substantial value to the Corporation and is well qualified to serve as a member of the Board, the Directors Loan Committee and Chair of the Compensation Committee.

MID PENN BANCORP, INC.

William A. Specht, III, age 58, has been a director since 2006.  Mr. Specht is President and Chief Executive Officer of Seal Glove Manufacturing, Inc. and Ark Safety, and serves on the Board of Directors.  As President and Chief Executive Officer of his business affiliations, Mr. Specht is knowledgeable in all aspects of business operations.  Mr. Specht served on the Dauphin County Planning Commission for a total of nine years, from 2010 through 2019, serving as Chairman for two years and Vice Chairman for two years.  Mr. Specht previously served as a Board member of MANTEC, a non-profit corporation, a member of the Consumer Advisory Board of Capital Blue Cross and as a School Board Director of the Millersburg Area School District.  Mr. Specht is an active member of the Millersburg community and has served and continues to serve in various capacities with various organizations.  The Board has determined Mr. Specht’s knowledge and management of his business affiliations add value to the Corporation and well qualify him to serve on the Board.  In 2012, Mr. Specht was appointed Vice Chairman of the Board of the Corporation and the Bank.  Mr. Specht serves on the Executive, Audit, and Compensation Committees, and as Chair of the Directors Loan Committee.

Executive Officers of the Corporation and the Bank

The following table sets forth, as of March 2, 2020, selected information about the Corporation’s and Bank’s executive officers, each of whom is elected by the Board and each of whom holds office at the Board’s discretion.

Name	Age	Principal Occupation for the Past Five Years and Position Held with Mid Penn Bancorp, Inc. and Subsidiaries
Rory G. Ritrievi	56	President, Chief Executive Officer and Director of the Corporation and the Bank since 2009.
Michael D. Peduzzi	54

Senior Executive Vice President of the Bank since October 2018 and Chief Financial Officer of the Corporation and the Bank since March 2016; Executive Vice President of the Bank from March 2016 to October 2018.  From March 2014 to March 2016, he served as Senior Vice President and Chief Financial Officer of Codorus Valley Bancorp, Inc. and PeoplesBank, York, PA.

Justin T. Webb	37

Senior Executive Vice President of the Bank since October 2018 and Chief Operating Officer of the Bank since May 2018; Executive Vice President from July 2014 to October 2018; Chief Risk Officer from July 2014 to May 2018.

Scott W. Micklewright	37

Senior Executive Vice President and Chief Revenue Officer of the Bank since October 2018; Executive Vice President from February 2013 to October 2018; Chief Lending Officer from June 2010 to October 2018.

Joseph L. Paese	60

Executive Vice President and Director of Trust and Wealth Management of the Bank since April 2016.  He previously served as Managing Executive of First National Investment Advisors (RIA), a wholly-owned subsidiary of First National Trust Company (Pittsburgh/Hermitage, PA).

Joan E. Dickinson	55

Executive Vice President and Chief of Staff of the Bank since October 2018; Regional President from December 2017 to October 2018; Commercial Loan Manager from February 2017 to December 2017; Senior Vice President from January 2014 to October 2018; Commercial Loan Officer from February 2013 to February 2017.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that officers and directors, and persons who own more than 10% of a registered class of the Corporation’s equity securities, file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of these forms, or written representations from certain reporting persons, the Corporation believes that, during the period from January 1, 2019 through December 31, 2019, its officers and directors timely complied with all applicable filing requirements, except that Director David E. Sparks made two late filings.  The first late filing was made on November 21, 2019 for a sale that occurred on November 5, 2019.  The second late filing was made on December 30, 2019 for two sale transactions which occurred on December 17, 2019 and December 18, 2019.  The Corporation has determined that these late filings were due to an administrative oversight.

MID PENN BANCORP, INC.

Audit Committee Report

The Board adopted a written charter for the Audit Committee.  The Audit Committee Charter is available under the Corporate Information section of the Investors page of the Bank’s website at www.midpennbank.com.  As required by the charter, the Audit Committee, in fulfilling its oversight responsibilities regarding the audit process:

•

reviewed and discussed the fiscal year 2019 audited financial statements, and the management report on internal controls over financial reporting, with both management and the independent registered public accounting firm, BDO USA, LLP;

•

discussed with the independent registered public accounting firm, the matters required to be discussed by PCAOB Audit Standard 1301 (Communications with Audit Committees) as issued by the Public Company Accounting Oversight Board; and

•

reviewed the written disclosures and the letter from the independent registered public accounting firm required by the Public Company Accounting Oversight Board Independence Rules and discussed with the independent auditors any relationships that may impact their objectivity and independence.

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board that the audited consolidated financial statements for the year ended December 31, 2019, be included in the Corporation’s annual report and filed with the SEC.

The foregoing report has been furnished by the current members of the Audit Committee, which is comprised of five directors, all of whom are considered “independent” as defined in NASDAQ listing standards and are listed in the table below.

Audit Committee

John E. Noone, Chair	Gregory M. Kerwin
Robert A. Abel	William A. Specht, III
Robert C. Grubic

John E. Noone and Robert A. Abel are qualified as Audit Committee financial experts within the meaning of rules and regulations promulgated by the SEC and NASDAQ listing standards, and the Board has determined that they have accounting and related financial management expertise to satisfy the requirements of the SEC and NASDAQ.  Rory G. Ritrievi, as President and CEO, and David E. Sparks, Director, are invited to attend Audit Committee meetings in an Ex Officio capacity.

The Audit Committee Charter requires the Audit Committee to pre-approve all audit and permissible non-audit services provided by the independent registered public accountants.  These services may include audit services, audit-related services, tax services and other permissible services.  Under the charter, pre-approval will generally be provided for up to one year, and any pre-approval is detailed as to the particular service or category of services.  In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis.  Prior to approval, the Committee verifies with the auditor the nature of the proposed services to ensure independence will not be compromised.  Under the charter, a de minimis exception is provided whereby pre-approval may be waived for non-audit services that meet all of the following requirements:

•	the aggregate amount of all such services is not more than five percent of the total amount of fees paid to the independent auditor during the year in which the services are provided;
•	such services were not recognized as non-audit services by the Corporation at the time of the engagement; and
•	the services are promptly brought to the attention of the Audit Committee and approved prior to completion of the audit.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Key 2019 Business Accomplishments

The past year was a very successful and transformative one for Mid Penn.  As we look back on 2019 as an organization, we are extremely proud of the following key accomplishments:

Key Strategic Accomplishments:

•

We successfully completed the integration of the 2018 acquisitions of The Scottdale Bank & Trust Company and First Priority Financial Corp., demonstrating to regulators and potential future targets our executive management team’s ability to successfully close transactions and integrate operations.

•	Through a combination of acquisitions and the opening of new, strategically located de novo branches, we expanded our geographic footprint across Pennsylvania with 39 total offices.

MID PENN BANCORP, INC.

•

Having been selected for inclusion in the broad-market Russell 3000â Index in 2018, we raised the profile of the Corporation with analysts and investors, and in 2019 we continued to build our shareholder value to maintain our inclusion in the Index.

Key Financial Accomplishments:

•

Increased annual earnings per share to $2.09 for 2019, and increased tangible book value per share (a non-GAAP measure) by 10 percent for 2019 to $19.96 per share as of December 31, 2019.  Both earnings per share and tangible book value reflected accretion in 2019 in the first full calendar year after two acquisitions occurred in 2018.

•

Total assets grew to $2.23 billion as of December 31, 2019, representing a 7 percent increase over year-end 2018.  Organic loan growth for 2019 was $145 million, or an increase of 9 percent.  Organic deposit growth for 2019 was $186 million, or an increase of 11 percent.

In making its compensation decisions for 2019, the Compensation Committee desired to both recognize the efforts of the executive management team in guiding the Corporation to achieving the foregoing milestones, as well as ensure that such team members remained motivated to stay with the organization in the face of intense competition for talented leadership.

Compensation Program Authority and Objectives

The Board has delegated the task of administering Mid Penn’s compensation program to the Compensation Committee.  The Committee’s primary responsibility is to assure that the compensation structure and components for executive officers of the Corporation and its subsidiaries are designed to (i) align with the interests of our shareholders and the strategic goals of the Corporation and its subsidiaries, (ii) attract and retain highly-qualified executives who are motivated to achieve high levels of performance, both short-term and long-term, (iii) be competitive with compensation programs of peer institutions, (iv) not encourage undue risk-taking which would negatively affect the safety and soundness of the Corporation and its subsidiaries, and (v) comply with the requirements of the appropriate regulatory bodies.

This Compensation Discussion and Analysis describes the key elements of our compensation program for our named executive officers.  For the year 2019, our named executive officers are:

•	Rory G. Ritrievi, President and Chief Executive Officer of the Corporation and Bank
•	Michael D. Peduzzi, Senior Executive Vice President and Chief Financial Officer of the Corporation and Bank
•	Justin T. Webb, Senior Executive Vice President and Chief Operating Officer of the Bank
•	Scott W. Micklewright, Senior Executive Vice President and Chief Revenue Officer of the Bank
•	Joseph L. Paese, Executive Vice President and Director of Trust and Wealth Management of the Bank

Compensation Program Design Overview

The main elements of compensation for 2019 for the named executive officers were base salary, short-term incentives and bonuses, and restricted stock awards.  Such elements are consistent with the Corporation’s compensation objectives to align with the long-term growth and sustained earnings objectives of shareholders, and our ability to attract and retain highly-qualified executives.

Management’s Input Involving the Compensation Program

The Compensation Committee considers the views and recommendations of the Chief Executive Officer in making compensation decisions affecting executive officers who report to him.  The Chief Executive Officer’s role in recommending compensation levels and compensation program elements is to develop and recommend appropriate performance measures and targets for each individual, to report on the respective individual’s performance, to provide data and background material to enable the Compensation Committee to assess the labor market and to make specific recommendations on each named executive officer’s respective salary.  The Chief Executive Officer does not recommend his own salary and is not present during the Compensation Committee’s or the Board’s discussions or decisions regarding his specific compensation.

MID PENN BANCORP, INC.

Supplementary to executive compensation peer data provided by the Corporation’s independent compensation consultant, members of the Corporation’s Finance and Human Resources management periodically provide the Chief Executive Officer and the Compensation Committee with updated peer analyses, which compile compensation program data disclosed by other peer banks in their respective SEC filings, in order for the Compensation Committee to assess the competitive market for executive compensation, and the consistency of the Corporation’s elements and amount and trend of executive compensation with those of similarly-profiled peer banks.

Compensation Consultant’s Role in Determining Compensation

In 2019, the Compensation Committee re-engaged the independent consulting firm, Meridian Compensation Partners, LLC, which specializes in executive and board compensation.  (Meridian previously provided an executive compensation analysis to the Compensation Committee in 2016.)  In connection with the 2019 engagement, Meridian provided relevant peer data analysis and advice for consideration by the Committee in evaluating compensation for the named executive officers.  The following peer group comprised of commercial banks with total assets ranging between $1 billion and $4 billion was used in Meridian’s analysis:

CNB Financial CorporationBankwell Financial Group, Inc.

Access National CorporationESSA Bancorp, Inc.

Arrow Financial CorporationAmerican National Bankshares, Inc.

Old Line Bancshares, Inc.Codorus Valley Bancorp, Inc.

Enterprise Bancorp, Inc.Chemung Financial Corporation

Southern National Bancorp of Virginia, Inc.MVB Financial Corp.

Republic First Bancorp, Inc.Orrstown Financial Services, Inc.

BCB Bancorp, Inc.First Bank

First Community Bankshares, Inc.Community Financial Corporation

Peoples Financial Services Corp.Penns Woods Bancorp, Inc.

Howard Bancorp, Inc.ACNB Corporation

Summit Financial Group, Inc.Unity Bancorp, Inc.

Cambridge Bancorp

Results of Shareholder Say on Pay Vote in Determining Compensation

The Compensation Committee reviewed the shareholder response to the Say on Pay Vote in the Proxy Statement dated April 3, 2019.  The Compensation Committee considers the shareholders’ voted level of approval of executive compensation relative to both the current year, and the shareholder approval say on pay voting trends over several years, as a key input when reviewing whether to significantly change the Corporation’s compensation policies and practices.

CEO Pay Ratio Disclosure

In 2015, the Securities and Exchange Commission adopted a rule that required certain public companies to disclose, for the first fiscal year beginning on or after January 1, 2017, the ratio of the compensation of the CEO to the median compensation of its other employees.  This CEO pay ratio rule, which was mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act, provides companies with some flexibility in calculating this pay ratio, such as selecting the methodology for identifying its median employee and that employee’s compensation, and choosing a date for determining the median employee within the last three months of a company’s fiscal year.

For the Corporation, the median employee was determined using a census of all full-time and part-time employees as of November 30, 2019, which totaled 445 personnel excluding the CEO.  The annual total compensation for all employees on this census was calculated using the same pay elements shown for the CEO in the “Summary Compensation Table – 2019” on page 22.  The primary elements of this 2019 total compensation calculation included base salary/wages, bonuses and incentive compensation, employer matching contributions to the Corporation’s 401(k) plan, restricted stock grants, auto allowances, employer-paid life insurance premiums and nonqualified deferred compensation.  For full-time employees who were hired during 2019, the base salary/wages element was annualized to determine the respective individual’s total compensation.

As disclosed in the “Summary Compensation Table – 2019,” the total compensation of the CEO for 2019 was $790,442.  The 2019 total compensation of the median employee was $44,326.  The resulting ratio of the CEO’s total compensation to that of the median employee is 17.8 to 1.

MID PENN BANCORP, INC.

Components of Compensation

Base Salary

Base salary levels are set to attract and retain executives who can further the Corporation’s and Bank’s strategic objectives and who are motivated to achieve high levels of performance, both short-term and long-term.  Base salary is the most significant component of the named executive officers’ compensation, and the Compensation Committee reviews it every year to determine whether the salary for each respective named executive officer is at an appropriate level when considering the relevant inputs.  As mentioned above, the Chief Executive Officer reviews each named executive officer’s performance, other than his own, in making salary recommendations to the Compensation Committee.  The Chief Executive Officer and the Compensation Committee consider each named executive officer’s general management performance; policy, procedure, and regulatory compliance; public relations; strategic objectives management; length of service with the Corporation and Bank; and the named executive officer’s position and areas of responsibility in making its determination of the appropriate level of base salary.  The Compensation Committee reviews the Chief Executive Officer’s performance in making a salary recommendation to the Board.

Short-Term Incentives and Bonuses

The Corporation maintains an incentive compensation plan pursuant to which our named executive officers are eligible to receive bonuses or short-term incentive payments for the achievement of corporate performance goals and individual performance goals.  Historically, in order to receive a payment under the plan, the named executive officer has to be employed prior to September 30th of the previous year and on the date of payout, and both the corporate and individual performance goals, which include actions that can only be taken by the named executive officer for the respective performance period, must be achieved.  The short-term incentives for performance in 2018 and for the first quarter of 2019 (the first quarter of the year after two acquisitions) paid to named executive officers were awarded in the second quarter of 2019, and a key input considered by the Compensation Committee in determining whether to recommend an award and the amounts thereof was the actual earnings performance of the Corporation for the full year of 2018 and the first quarter of 2019 compared to the Board-approved targeted net income available to common shareholders for the respective periods.  The Compensation Committee believed that the Board-approved earnings targets were reasonably aggressive and difficult to achieve.

As a result of this favorable corporate performance, and considering each named executive officer’s respective performance goals and achievements, the Compensation Committee awarded cash incentive payments of $75,000 to Mr. Ritrievi, $25,000 each to Messrs. Peduzzi, Webb and Micklewright and $15,000 to Mr. Paese.  These cash incentive payouts ranged from 7.7 percent to 15.4 percent of such executive’s 2019 base salary amounts.

Restricted Stock Plan

The Corporation continues to make restricted common stock awards to named executive officers, other members of management, and directors under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan, which was previously approved by the Corporation’s shareholders.  Restricted stock is common stock granted to an employee or director that does not vest until specific conditions are met.  Typical conditions for employees receiving restricted stock grants include performance goals for the individual or the Corporation, and for the vesting thereof, the individual being required to remain employed with the Corporation or Bank for a specific number of years.  Once the conditions are met, then the common stock vests and the employee obtains the shares without restrictions.  The Board believes that restricted stock awards can serve as an important element in attracting and retaining employees and directors who the Board expects to contribute to the Corporation’s growth and success both in the near-term, and over the longer-term vesting period and beyond, to realize benefits in the growth on the value of the Corporation’s stock in alignment with shareholder interests.  By compensating employees and directors with shares of Corporation common stock, the employees and directors have additional incentive to ensure that the Corporation is successful.  Based on the recommendations of the Compensation Committee, the Board determines to whom specifically it grants restricted stock, as well as the timing, vesting schedule, and number of shares subject to the award.  The number of shares of common stock which may be issued under the Restricted Stock Plan may not exceed 100,000 shares.  The Compensation Committee may suspend or terminate the Restricted Stock Plan at any time and may amend the Restricted Stock Plan at any time provided that no such amendment may be made without shareholder approval if such approval is required by law, agreement or the rules of any exchange upon which the shares of common stock are listed.  In addition, no such amendment, suspension or termination may impair the rights of participants still employed by the Corporation with respect to outstanding restricted shares previously awarded under the Restricted Stock Plan without their consent.

MID PENN BANCORP, INC.

Benefit Plans Available for All Employees

Certain benefit plans, including group insurance plans as described below, are not tied to Bank or individual performance.  The cost of providing such plans to all eligible employees, including named executive officers, is viewed as a cost of doing business and not taken into account when determining specific compensation of the named executive officers.

Group Insurance Plans

The named executive officers participate in group insurance benefit plans that are generally available to all employees.  These plans include group life insurance, group disability, health insurance and dental and vision benefits.  Such plans are standard in the industry and in the geographic area for all industries, as well as necessary to compete for talented employees at all levels of the Bank.  Under the group life insurance plan, Messrs. Ritrievi, Peduzzi, Webb and Micklewright were unable to get the same percentage of coverage as other employees due to the maximum benefit provided for in the plan.

Retirement Plan

In an effort to encourage its employees, including the named executive officers, to save for retirement, the Bank has established a tax-qualified 401(k) retirement plan for employees.  The Bank believes that it is important to assist employees in saving for retirement and believes that by providing a mechanism to save for retirement, and through Bank matching of certain employee contributions, the Bank is providing the named executive officers with a reasonable and industry-expected incentive to continue in the employ of the Bank.

Employee Stock Purchase Plan

The Corporation has a Board approved Employee Stock Purchase Plan (the “Plan”), which has been in place effective January 1, 2011, to provide eligible employees of the Corporation or the Bank, including the named executive officers, with an opportunity to purchase shares of common stock of the Corporation at fair market value through payroll deductions.  The Plan provides participants with a convenient method to acquire an interest in the common stock of the Corporation and realize the benefits of their efforts toward the long-term performance and success of the Corporation in alignment with our shareholders’ interests.

Company Vehicle

Each of the named executive officers is provided a company vehicle.  Provision of a company vehicle is standard in the financial services industry as executive officers frequently meet clients and business associates at locations offsite of the Corporation’s offices.  Each executive’s personal use of the company vehicle is tracked and calculated for inclusion in their taxable and total compensation.

Accounting and Tax Treatments

The Compensation Committee, in consultation with Finance management consider the accounting and tax consequences of the compensation program and its elements, both for the Corporation and the individual, prior to making any changes to the compensation structure.  Section 162(m) of the Internal Revenue Code limits the deduction of compensation paid to the named executive officers if certain thresholds are exceeded.  Based upon the current base salary and compensation structure, the Corporation does not believe that Section 162(m) limitations were triggered in 2019 for our named executive officers, but this may be applicable in future years dependent upon factors including legislative changes to the limits or applicability of this tax code section.

Material Differences in Named Executive Officers’ Compensation

The differential between salary levels for each of the named executives is primarily driven by their respective positions, with consideration also given to the experience and time in their respective positions.

MID PENN BANCORP, INC.

Employment, Change in Control, and Supplemental Executive Retirement Plan Agreements

Change in Control Agreements

The Corporation has entered into change in control agreements (each, an “Agreement”) with each of its named executive officers.  Each Agreement is for a term of three years and shall renew for an additional year on each anniversary of the respective named executive officer’s signing, absent notice of non-renewal from either party.

In the event an executive’s employment is terminated on or within twelve months after a “change in control” during the term of the Agreement either by the Corporation, other than for death or disability or for a reason other than “cause” (as defined in the Agreement), or by the executive after the occurrence of certain specified events of “good reason” described below, the Corporation will pay the executive, other than Mr. Ritrievi, a lump-sum cash payment equal to two and one-half times the executive’s highest annual base salary in effect during the twelve months preceding the executive’s termination of employment for Messrs. Peduzzi, Micklewright, and Webb, and two times for Mr. Paese.  For Mr. Ritrievi, he would receive a multiple of three.  In addition, the executive and the executive’s beneficiaries will remain eligible to participate, on the same terms and conditions as apply from time to time to the Corporation’s executive management team, medical, vision and dental programs for two years (three years for Mr. Ritrievi), or a cash payment equal to the estimated after-tax cost to obtain such benefits, or substantially similar benefits, within thirty days following the executive’s termination.  In the event that an executive other than Mr. Ritrievi becomes entitled to and receives benefits under the Agreement after a change in control, the executive will be subject to a six month non-solicitation covenant.  In the event that Mr. Ritrievi becomes entitled to and receives benefits under the Agreement after a change in control, he will be subject to a twelve-month non-solicitation covenant.  In the event that the executive voluntarily terminates employment during the term of the Agreement prior to a change in control, the executive will be subject to non-compete and non-solicitation covenants for six months.

The specified events of “good reason” permitting an executive to terminate employment following a change in control and receive payments or benefits under the Agreement include:  (i) a diminution in executive’s authority, title, duties or responsibilities following a change in control from the authority, title, duties or responsibilities existing as of a change in control; (ii) requirement that the executive perform a substantial portion of his or her duties at a location more than 50 miles from executive’s principal executive office on the date of the Agreement; or (iii) a diminution in executive’s base salary and other compensation and benefits existing as of a change in control.

If, within ninety days after a termination of executive’s employment that entitles such executive to payments under the Agreement, the Corporation’s Board becomes aware of facts that, if known during the executive’s employment, it reasonably believes would have justified termination of such executive’s employment for cause (as defined in the Agreement), the Corporation may refrain from paying any unpaid amounts due under the Agreement or require the executive to promptly, but in no event less than ninety days after notice to such executive of such determination by the Corporation’s Board, repay any amounts previously paid or the value of any benefits previously received under the Agreement.

The Agreement with each executive also provides that, in the event that the payments to be received by the executive, when taken together with payments and benefits payable to or on behalf of the executive under any other plans, contracts or arrangements, will be subject to excise tax under Internal Revenue Code Section 4999, the executive will be entitled to receive an additional payment in an amount equal to such excise tax actually paid by the executive, without regard to any additional tax, interest or penalty payable by the executive on that additional amount (which amount we refer to in this filing as a “Limited Gross-Up Payment”).  The Internal Revenue Code and regulations promulgated thereunder limit the deductibility by the Company of payments that are subject to the excise tax under Section 4999.

Employment Agreement with Mr. Ritrievi

On November 3, 2016, Mr. Ritrievi entered into an employment agreement with the Corporation and the Bank, which was in effect for the period of three years from November 3, 2016, and automatically renews for a total of the next three years on each anniversary of November 3, 2016.  The employment agreement provides that Mr. Ritrievi will serve as the Chief Executive Officer and President of the Corporation and the Bank, reporting to their respective Boards of Directors.  During the term of the employment agreement, Mr. Ritrievi will serve on the Bank’s Board and will be re-nominated for election to the Corporation’s Board, with the Corporation’s Board recommending such election to its shareholders, for any annual meeting of shareholders at which the Class of directors in which Mr. Ritrievi is serving will be elected.  Mr. Ritrievi’s service as Director of the Corporation, the Bank, and any affiliate or subsidiary will immediately terminate upon the termination of his employment for any reason.

MID PENN BANCORP, INC.

Under his employment agreement, Mr. Ritrievi is entitled to, among other things:  (i) an annual base salary of at least $360,488, with any subsequent Board-approved increases to this amount being deemed to constitute amendments to the employment agreement to reflect the increased annual base salary amount; (ii) participate in any of the Corporation’s short-term performance plans generally made available to executives of the Corporation or the Bank; (iii) such stock based incentives as may be granted from time to time by the Corporation’s Board under the Corporation’s stock-based incentive plans, and as are consistent with Mr. Ritrievi’s responsibilities and performance; (iv) participate in a supplemental executive retirement plan under the terms and conditions as determined by the Bank’s Board; (v) participate in or receive the benefits of any employee benefit plan currently in effect at the Bank, subject to his specific eligibility for and the terms of each such plan; (vi) certain other perquisites related to paid annual vacation, personal and sick days, and use of a Corporation automobile in accordance with the automobile policy as established from time to time by the Corporation or the Bank.  In the event that Mr. Ritrievi becomes entitled to and receives benefits under his change in control agreement after a change in control of the Corporation, he will be subject to a twelve-month non-solicitation covenant.  In the event that Mr. Ritrievi voluntarily terminates employment during the term of his employment agreement prior to a change in control, he will be subject to non-compete and non-solicitation covenants for twelve months.

The employment agreement and Mr. Ritrievi’s employment may be terminated for cause (as defined in the employment agreement) by written notice from the Corporation or the Bank.  If the employment agreement is terminated for cause, Mr. Ritrievi’s rights under the employment agreement terminate as of the effective date of termination.  The employment agreement also terminates without further payments to Mr. Ritrievi as of the termination date, in the event of his voluntary termination of employment or death.  In the case of his disability (as defined in the employment agreement), Mr. Ritrievi will become eligible for employer-provided short-term and/or long-term disability benefits, or worker’s compensation benefits, in which case the Bank’s obligation to pay Mr. Ritrievi his annual base salary will be reduced by such benefits.  Under certain other types of disabilities set forth in the employment agreement, the employment agreement will terminate six months following a determination related to such disability by the Corporation’s Board.

In the event that Mr. Ritrievi’s employment is either involuntarily terminated other than for cause, death or disability, he will continue to receive his base salary in effect on the date of termination for a period equal to the greater of the remaining employment term or six months and participate in the Bank’s life, disability, medical/health insurance and other benefits substantially similar to those which Mr. Ritrievi was receiving during the year prior to the date of termination for the same period described above immediately following the date of termination, or a cash payment equal to the estimated after-tax cost to obtain such benefits, or substantially similar benefits.  Additionally, if Mr. Ritrievi’s employment is involuntarily terminated other than for cause, death or disability, he may elect, with respect to the automobile made available to him, to, as applicable, purchase such vehicle, assume the lease, or return the vehicle to the Bank without any further liability.

The employment agreement provides for the same Limited Gross-Up Payment as that described in the section “Change in Control Agreements” above.

Supplemental Executive Retirement Plan Agreements

In the third quarter of 2018, the Bank entered into supplemental executive retirement plan agreements (“SERPs”) with Messrs. Ritrievi, Peduzzi, Webb and Micklewright.  Mr. Paese entered into a SERP with the Bank during the second quarter of 2019.  Each SERP provides for the monthly payment of a fixed cash benefit over a period of fifteen (15) years, commencing on the first day of the month following the executive’s separation from service: (i) occurring on or after reaching normal retirement age (age 70); (ii) due to disability; (iii) due to death; or (iv) within two (2) years following a change in control of the Bank.  One-half of the benefit vests on January 1, 2022, with an additional 10% vesting each January 1 thereafter until fully vested on January 1, 2027.  Any unvested portion of the benefit fully vests upon a change in control of the Bank.  The terms of the SERPs are identical for each executive, except for the amount of the annual benefit, which is as follows:  Mr. Ritrievi - $125,000; Mr. Peduzzi - $90,000; Messrs. Micklewright and Webb - $80,000; and Mr. Paese - $50,000.  The Board of Directors of the Bank reserves the right to increase the amount of the benefit from time to time, in its discretion.

MID PENN BANCORP, INC.

In order to ensure that the SERP provides the intended effect of incentivizing the executives to remain with the Corporation for the long-term and through a potential change in control of the organization, each SERP provides for the same Limited Gross-Up Payment as that described under the heading “Change in Control Agreements” above.  Without the promise of the Limited Gross-Up Payment, but, rather, a cap on change in control benefits not to exceed that which would trigger excise tax, the SERP benefit would not be meaningful to the executive in the short-term because, in the event of a change in control of the Corporation, benefits payable under the SERP would be combined with the benefits payable under the executive’s change in control agreement (and the value of certain other benefits to which the executive would be entitled, such as accelerated vesting of restricted stock), thereby either completely or materially reducing any potential payment under the SERP.  The Limited Gross-Up Payment is intended to preserve the benefit of the SERP to the executive, but is limited in that it does not provide for a “full gross up” of all tax incurred by the executive as a result of the triggering of his change in control benefits.

The SERP also contains non-competition and non-solicitation covenants substantially similar to those contained in the employment agreement to which Mr. Ritrievi is currently a party and the change in control agreement to which each of the other executives is a party.  A violation of such covenants, except in limited circumstances, would result in the forfeiture of any unpaid benefits to the executive.

Risk Analysis of Compensation Practices and Policies

The Bank reviewed its compensation policies and practices for all employees and determined that they do not create risks that are reasonably likely to have a material adverse effect on the Corporation or Bank.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Corporation’s annual report on Form 10-K..

Compensation Committee

Theodore W. Mowery, Chair	Noble C. Quandel, Jr.
Kimberly J. Brumbaugh	William A. Specht, III
Matthew G. DeSoto

Compensation Committee Interlocks and Insider Participation

The Corporation has no Compensation Committee interlocks.  Messrs. Mowery, Abel, DeSoto, Quandel and Specht and Ms. Brumbaugh constitute all of the directors who served on the Compensation Committee at any time during 2019.  Each of them is an independent outside director.  None of them is a current or former officer or employee of the Corporation.  During 2019, the Bank engaged in customary banking transactions and had outstanding loans to certain of its directors, executive officers, members of the immediate families of certain directors and executive officers and their associates.  These loans were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the lender.  In the opinion of management, these loans do not involve more than normal risk of collectability or present other unfavorable features.  Non-banking relationships that members of the Compensation Committee have had or maintain with the Corporation or Bank are described in Item 13 below under the heading, “Certain Relationships and Related Transactions.”  Rory G. Ritrievi, President and Chief Executive Officer of the Corporation, attended Compensation Committee meetings only when and to the extent requested by the Committee.  Mr. Ritrievi did not participate in determining his own compensation.

Compensation of the Board

The Corporation periodically obtains or conducts a survey of director fees, committee fees and other director compensation of banks that are similar in asset size and in similar markets to the Corporation and the Bank.  The Compensation Committee reviews these surveys and recommends to the full Board any changes to the compensation of Board members for the upcoming year.  The Board has final approval of the compensation of its directors.  Board members, with the exception of the Chair and Vice Chair, received an annual Board fee of $35,000 for the year 2019.  The Chair and Vice Chair received an annual fee of $65,000 and $45,000, respectively.  Non-employee Board members were paid $500 for each Independent Board Meeting and Committee Meeting attended,

MID PENN BANCORP, INC.

with the exception of the Audit Committee, whose members received $600 per meeting attended.  Mr. Noone served on the Bank’s Asset/Liability Committee as a Board representative and received $250 for attending meetings, of which there were four held in 2019.  Mr. Ritrievi did not receive an annual fee for serving on the Board nor did he receive any fees for attending committee meetings.  Mr. Sparks retired as a Bank employee on August 1, 2019.  Prior to his retirement, he did not receive an annual fee for serving on the Board nor did he receive any fees for attending committee meetings.

On July 25, 2019, each non-employee Director who was serving on the Board at that time was granted 400 shares of the Corporation’s common stock, with a fair market value of $26.06 per share, or $10,424, as part of his or her compensation.  These common stock awards were granted with a one-year vesting restriction.

The Corporation and Bank maintain a deferred fee plan for directors, which enables a director to annually elect to defer payment of his or her fees until he or she terminates service on the Board.  For 2019, the maximum amount each director could defer was 100% of his or her annual director’s fee.  Participating directors may elect to receive either a lump sum or equal monthly installments in an amount equal to his or her deferral account (plus interest) upon retirement, early termination, disability, change in control or a hardship.  If a director dies before distribution of his or her deferral account commences, the director’s designated beneficiary is entitled to receive the amounts in his or her deferral account or the projected account balance at the time the Corporation adopted the deferred fee plan (limited by the amount of net coverage purchased by the Bank), whichever is greater.  For 2019, current members of the Corporation’s Board participated in this plan as follows: Mr. Abel deferred $23,000; Messrs. Mowery and Noone each deferred $35,000; and Chairman Grubic deferred $50,000.  For 2019, current members of the Bank Board only participated in this plan as follows:  Messrs. Boyer and Klinger each deferred $17,500.

In May 1995, the Bank adopted the Mid Penn Bank Director Retirement Plan, which we refer to as the “Director Retirement Plan.”  Under the Director Retirement Plan, Bank directors who terminate their service on the Board other than for cause with at least five years of service are eligible to receive a retirement benefit.  The five-year service requirement is waived if a director’s service is terminated for disability or within 90 days of a change in control.  The annual benefit is determined by multiplying the “base retirement amount” for the director’s position ($632.35 for the Chair, $316.18 for all other directors, which reflect the inflationary adjusted rates for 2019) by the number of full years the member served.  The plan contains an annual inflationary adjustment provision.  Benefits are paid in cash on a quarterly basis and continue for 60 quarterly payments or until the director’s death, if earlier.

As detailed in the “Director Compensation Table” below, in 2019, the current independent members of the Corporation’s Board were paid $643,893 in aggregate director compensation, which includes (i) all Board fees and fees for committee meetings attended, including fees paid to certain directors for attendance at Mid Penn Bank Business Development Advisory Board Meetings, (ii) the value of restricted stock awards granted, and (iii) change in pension value and nonqualified deferred compensation earnings.  The aggregate amount of the same components of director compensation paid to six independent Bank directors, who previously served on the Corporation’s Board until their resignation from the Corporation’s Board effective December 31, 2019, totaled $323,940.

MID PENN BANCORP, INC.

The following table summarizes the total compensation that non-employee directors earned for service as directors of the Corporation and the Bank for the year ended December 31, 2019.

DIRECTOR COMPENSATION TABLE

			Change in Pension Value and
	Fees Earned or		Nonqualified Deferred
Name	Paid in Cash ($)	Stock Awards ($) (1)	Compensation Earnings ($) (2)	Total ($)
Robert A. Abel	43,650 (3)	10,424	3,453	57,527
Steven T. Boyer	41,500	10,424	3,161	55,085
Kimberly J. Brumbaugh	33,167 (3)	10,424	—	43,591
Matthew G. DeSoto	47,000	10,424	2,410	59,834
Joel L. Frank	42,500 (3)	10,424	3,261	56,185
Robert C. Grubic	78,500	10,424	7,908	96,832
Gregory M. Kerwin	41,500	10,424	4,012	55,936
Donald F. Kiefer	44,500	10,424	3,734	58,658
Robert E. Klinger	39,900	10,424	3,544	53,868
Robert J. Moisey	44,150 (3)	10,424	—	54,574
Theodore W. Mowery	45,000	10,424	3,464	58,888
John E. Noone	46,400	10,424	3,408	60,232
Alan P. Novak	40,800 (3)	10,424	—	51,224
Noble C. Quandel, Jr.	42,400 (3)	10,424	—	52,824
Patrick M. Smith	38,900	10,424	3,680	53,004
David E. Sparks	17,583 (3)	10,424	—	28,007
William A. Specht, III	57,900	10,424	3,240	71,564

(1)	Amounts reflect the 400 shares of restricted stock granted on July 25, 2019 based on the fair value of the common stock on the grant date ($26.06 per share).
(2)	Amounts reflect the present value of the amount accrued to the directors in 2019 for the Mid Penn Bank Director Retirement Plan.
(3)

Includes $1,000 in fees paid to each of Ms. Brumbaugh, Mr. Frank, Mr. Novak and Mr. Sparks; $750 paid to Mr. Moisey; $500 paid to Mr. Quandel; and $250 paid to Mr. Abel for attending the Bank’s Business Development Advisory Board Meetings.

MID PENN BANCORP, INC.

Executive Compensation

The following discussion provides details of the various components of executive compensation.

Summary Compensation Table

The following table summarizes the total compensation awarded or earned for services in all capacities to the Corporation or the Bank for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, for the five named executive officers.

SUMMARY COMPENSATION TABLE – 2019

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
Rory G. Ritrievi	2019	488,462	—	104,240	—	75,000	92,662	30,078	790,442
President & Chief	2018	450,000	—	67,000	—	90,000	31,688	26,456	665,144
Executive Officer	2017	373,670	—	39,975	—	60,000	2,958	24,582	501,185

Michael D. Peduzzi	2019	284,615	—	19,545	—	25,000	59,603	14,424	403,187
Senior Executive VP &	2018	259,615	—	25,125	—	45,000	19,066	14,065	362,871
Chief Financial Officer	2017	210,016	—	13,325	—	20,000	—	9,532	252,873

Justin T. Webb	2019	265,000	—	19,545	—	25,000	26,845	28,677	365,067
Senior Executive VP &	2018	240,154	—	25,125	—	45,000	8,587	20,711	339,577
Chief Operating Officer	2017	189,298	—	13,325	—	25,000	—	16,425	244,048
of the Bank

Scott W. Micklewright	2019	265,000	—	19,545	—	25,000	27,199	23,898	360,642
Senior Executive VP &	2018	240,154	—	25,125	—	40,000	8,700	20,074	334,053
Chief Revenue Officer	2017	194,900	—	13,325	—	25,000	—	13,061	246,286
of the Bank

Joseph L. Paese	2019	194,092	15,630	13,030	—	15,000	27,336	18,570	283,658
Executive VP & Director	2018	188,731	17,185	16,750	—	15,000	—	16,631	254,297
of Trust and Wealth	2017	183,462	17,185	13,325	—	12,000	—	15,226	241,198
Management of the Bank

(1)	This amount in each year represents the partial vesting of a $50,000 signing bonus that we awarded to Mr. Paese in connection with his commencement of employment with us on April 11, 2016.
(2)

We calculated these amounts using the provisions of ASC Topic 718.  Amounts represent the full grant date fair value of the restricted stock awards granted on July 25, 2017, July 25, 2018 and July 25, 2019.  Generally, the shares of restricted stock granted vest 25% on each anniversary of the date of grant (each, a “vesting tranche”), but only if such named executive officer remains continuously employed through the applicable anniversary date.  We include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements included in our respective Annual Report on Form 10‑K for the fiscal years ended December 31, 2017, 2018 and 2019.

(3)

Represents the aggregate increase of $3,125, $3,047 and $2,958 in the present value of the officer’s accumulated benefit under the Director Retirement Plan for Mr. Ritrievi in 2019, 2018, and 2017, respectively, and reflects the change in the present value of future benefits payable under Supplemental Executive Retirement Plans (SERPs), described on page 18 and further disclosed under the heading “Nonqualified Deferred Compensation Table.”

(4)	Includes the amounts on the following table that we paid to or on behalf of the named executive officers during 2019.

MID PENN BANCORP, INC.

Summary of “All Other Compensation” – 2019

	Ritrievi ($)	Peduzzi ($)	Webb ($)	Micklewright ($)	Paese ($)
401(k) Match	11,200	11,200	10,642	10,600	7,764
Life Insurance	796	796	796	796	688
Personal Use of Company Vehicle	7,507	2,173	6,915	5,608	4,740
Disability Premium Reimbursement	4,563	—	—	—	—
Medical Waiver	—	—	1,040	—	—
Tax Reimbursements	940	—	—	—	—
Country Club Memberships	4,967	—	4,740	6,789	5,123
Other Miscellaneous Compensation	105	255	4,544	105	255
Total	30,078	14,424	28,677	23,898	18,570

Retirement Plans

The Corporation does not maintain a defined benefit pension plan for its employees.  Mr. Ritrievi, however, participates in the Director Retirement Plan in connection with his service on our Board.  We describe the Director Retirement Plan under the caption “Compensation of the Board.”

The Bank maintains the Mid Penn Bank Retirement Plan (hereafter, the “Retirement Plan”), which is a defined contribution plan and covers all eligible Bank employees, including the named executive officers.  The Retirement Plan also has a 401(k) provision for all eligible Bank employees.  Eligible employees are entitled to receive a share of the Bank’s discretionary profit sharing contribution to the Retirement Plan for a year if they are Bank employees on December 31st of that year.  For 2019, the Board approved a 401(k) safe harbor matching contribution rate of 100% on the first 3% of the employee deferral contributions plus 50% on the next 2% of the employee deferral contributions, up to a maximum Bank contribution of 4%.  The Board may adjust its matching rate on an annual basis at its discretion.

The Board makes discretionary contributions to the Retirement Plan based on the recommendation of the Compensation Committee.  The Corporation did not make a discretionary profit-sharing contribution for 2019.  Distribution under the Retirement Plan can be made to participating employees upon retirement, either normal or early retirement as defined in the Retirement Plan’s provisions, at death or disability of the participating employee or upon severing employment if either partially or fully vested.  The Retirement Plan’s discretionary contributions and non-safe harbor contributions are subject to vesting at the rate of 20% per year after the first two years of service with 100% vesting after six full years of service.  The 401(k) safe harbor matching contributions are 100% vested when made.  Participants are always 100% vested in their own 401(k) contributions.  As of December 31, 2019, each of the named executive officers was 100% vested in their discretionary accounts.

Stock Awards

The following table sets forth information concerning outstanding equity awards held by each named executive officer as of December 31, 2019.

Outstanding Equity Awards at Fiscal 2019 Year End

	Stock Awards
	Number of Shares	Market Value of
	or Units of Stock	Shares or Units of
	that have not	Stock that have not
Name	Vested (#)	Vested ($)
Rory G. Ritrievi	6,625	190,800
Michael D. Peduzzi	1,812	52,186
Justin T. Webb	1,687	48,586
Scott W. Micklewright	1,687	48,586
Joseph L. Paese	1,500	43,200

MID PENN BANCORP, INC.

On July 25, 2019, the Corporation awarded restricted stock to each of our named executive officers under the Restricted Stock Plan, which is described above under the caption “Restricted Stock Plan.”  Each named executive officer’s shares vest 25% on each anniversary of the date of grant (each, a “vesting tranche”), but only if the named executive officer remains continuously employed through the applicable anniversary date.  In general, a participant in the Restricted Stock Plan will forfeit shares then unvested upon his or her termination of employment for any reason.  Upon a participant’s death, the participant will vest in unvested shares with respect to the vesting tranche in the year of the participant’s death as if the participant remained employed.

The following table sets forth the number of shares acquired upon the vesting of stock awards by our named executive officers during the fiscal year ended December 31, 2019.

Option Exercises and Stock Vested – 2019

	Stock Awards
	Number of shares	Value realized
	acquired on vesting	on vesting
Name	(#)	($)
Rory G. Ritrievi	1,500	39,090
Michael D. Peduzzi	563	14,672
Justin T. Webb	563	14,672
Scott W. Micklewright	563	14,672
Joseph L. Paese	625	16,288

Pension Benefits

The following table sets forth information concerning plans that provide for payments or other benefits at, following, or in connection with, retirement for each of our named executive officers.

Pension Benefits – 2019

		Number of	Present Value	Payments During
		Years Credited	of Accumulated	Last Fiscal
Name	Plan Name	Service (#)	Benefit ($)	Year ($)
Rory G. Ritrievi	Director Retirement Plan	10	31,767	—

Nonqualified Deferred Compensation Table

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions in	Contributions in	Earnings	Withdrawals/	at Last
Name	Last FY ($)	Last FY ($)	in Last FY ($)	Distributions ($)	FYE ($)
Rory G. Ritrievi	N/A	89,537	N/A	N/A	89,537
Michael D. Peduzzi	N/A	59,603	N/A	N/A	59,603
Justin T. Webb	N/A	26,845	N/A	N/A	26,845
Scott W. Micklewright	N/A	27,199	N/A	N/A	27,199
Joseph L. Paese	N/A	27,336	N/A	N/A	27,336

The nonqualified deferred compensation reflects contributions to date under the respective individual’s Supplemental Executive Retirement Plan as described on page 18.

MID PENN BANCORP, INC.

Potential Payments Upon Termination Preceding or Following a Change of Control

Each of the named executive officers would be entitled to certain contractual benefits if their employment terminates under certain circumstances preceding or following a change in control.  The agreements are described under the caption “Employment, Change in Control, and SERP Agreements” included in the previous section titled Compensation Discussion and Analysis. We calculated the potential post-employment payments due to each of these named executive officers assuming each named executive officer terminated employment, or had a change in control occurred, on December 31, 2019.  Actual amounts payable can only be determined at the time of a respective executive’s actual termination.

			Before Change in Control		After Change in Control
			Involuntary	Voluntary	Involuntary	Voluntary
	Termination	Termination	Termination	Termination	Termination	Termination
	for	on account	without	for Good	without	for Good
	Disability	of Death	Cause	Reason	Cause	Reason
Rory G. Ritrievi
Severance (1)	—	—	$1,416,667	$1,416,667	$1,500,000	$1,500,000
Supplemental Executive Retirement Plan (2)	—	—	—	—	$1,875,000	$1,875,000
Welfare continuation (3)	—	—	$68,125	$68,125	$72,132	$74,310
Value of accelerated restricted stock	—	—	—	—	$190,800	$190,800
Tax Reimbursement (4)	—	—	—	—	$635,218	$635,218
Total	—	—	$1,484,792	$1,484,792	$4,273,150	$4,275,328
Michael D. Peduzzi
Severance (1)	—	—	—	—	$715,000	$715,000
Supplemental Executive Retirement Plan (2)	—	—	—	—	$1,350,000	$1,350,000
Welfare continuation (3)	—	—	—	—	$48,088	$48,088
Value of accelerated restricted stock	—	—	—	—	$52,186	$52,186
Tax Reimbursement (4)	—	—	—	—	$380,222	$380,222
Total	—	—	—	—	$2,545,496	$2,545,496
Justin T. Webb
Severance (1)	—	—	—	—	$666,250	$666,250
Supplemental Executive Retirement Plan (2)	—	—	—	—	$1,200,000	$1,200,000
Welfare continuation (3)	—	—	—	—	—	—
Value of accelerated restricted stock	—	—	—	—	$48,586	$48,586
Tax Reimbursement (4)	—	—	—	—	$336,181	$336,181
Total	—	—	—	—	$2,251,017	$2,251,017
Scott W. Micklewright
Severance (1)	—	—	—	—	$666,250	$666,250
Supplemental Executive Retirement Plan (2)	—	—	—	—	$1,200,000	$1,200,000
Welfare continuation (3)	—	—	—	—	$46,478	$46,478
Value of accelerated restricted stock	—	—	—	—	$48,586	$48,586
Tax Reimbursement (4)	—	—	—	—	$345,564	$345,564
Total	—	—	—	—	$2,306,878	$2,306,878
Joseph L. Paese
Severance (1)	—	—	—	—	$390,640	$390,640
Supplemental Executive Retirement Plan (2)	—	—	—	—	$750,000	$750,000
Welfare continuation (3)	—	—	—	—	$43,248	$43,248
Value of accelerated restricted stock	—	—	—	—	$43,200	$43,200
Tax Reimbursement (4)	—	—	—	—	$204,560	$204,560
Total	—	—	—	—	$1,431,648	$1,431,648

(1)	For severance and welfare continuation payment calculation, and time and form of such payments, see “Employment, Change in Control and SERP Agreements.”
(2)	Assumes separation from service within 24 months following the change in control.
(3)	Assumes no increase in the cost of welfare benefits.
(4)	Represents an estimation of the “Limited Gross-Up Payment” payable to such individuals under the applicable Change in Control and SERP Agreements.

MID PENN BANCORP, INC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Principal Shareholders

The following table shows, to the best of the Corporation’s knowledge, those persons or entities, who owned of record or beneficially on March 2, 2020, more than 5% of the outstanding shares of the Corporation’s common stock.

Beneficial ownership of the Corporation’s common stock was determined by referring to Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•	voting power, which includes the power to vote or to direct the voting of the stock; or
•	investment power, which includes the power to dispose or direct the disposition of the stock; or
•	the right to acquire beneficial ownership within 60 days after March 2, 2020.

Name and Address of
Beneficial Owner	Number of Shares	Percent of Class
Lawrence Keister & Co. (1)	1,003,259	11.8%
PO Box 254
Scottdale, PA 15683

Marilyn K. Andras (2)	1,037,978	12.2%
244 East Lake Road
Acme, PA 15610

Lawrence J. Kiefer (3)	1,038,251	12.2%
305 Dogwood Drive
Smithfield, PA 15478

Donald F. Kiefer (4)	1,043,511	12.3%
156 Montgomery Road
Scottdale, PA 15683

(1)

Donald F. Kiefer, a director of the Corporation and Bank, Lawrence J. Kiefer, an employee of the Bank, and Marilyn K. Andras, a former employee of the Bank, may be deemed to be beneficial owners of these shares because each of these individuals is a managing partner of Lawrence Keister & Co., a Pennsylvania general partnership (the “Partnership”), and may be deemed to share investment and voting power.

(2)

In addition to the 1,003,259 shares held in the name of the Partnership listed above, Marilyn K. Andras is also the beneficial owner of an additional 34,719 shares, giving her total beneficial ownership of 1,037,978 shares.

(3)

In addition to the 1,003,259 shares held in the name of the Partnership listed above, Lawrence J. Kiefer is also the beneficial owner of an additional 34,992 shares, giving him total beneficial ownership of 1,038,251 shares.

(4)

In addition to the 1,003,259 shares held in the name of the Partnership listed above, Donald F. Kiefer is also the beneficial owner of an additional 40,252 shares, excluding 400 shares of restricted stock, giving him total beneficial ownership of 1,043,511 shares.

Share Ownership by the Directors, Officers and Nominees

The following table shows, as of March 2, 2020, the amount and percentage of the Corporation’s common stock beneficially owned by each Corporation director and nominee, each Corporation and Bank executive officer, and all the Corporation’s directors and nominees and Corporation and Bank executive officers collectively as a group.

Beneficial ownership of shares of the Corporation’s common stock is determined in accordance with SEC Rule 13d-3.

MID PENN BANCORP, INC.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the following table are owned directly by the reporting person.  The number of shares owned by the respective directors, nominees and executive officers is rounded to the nearest whole share.

Common Stock
Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Robert A. Abel	10,160 (2)	*
Kimberly J. Brumbaugh	694 (3)	*
Matthew G. DeSoto	23,239 (4)	*
Robert C. Grubic	43,498 (5)	*
Gregory M. Kerwin	32,175 (6)	*
Donald F. Kiefer	1,043,511 (7)	12.3%
Theodore W. Mowery	16,912 (8)	*
John E. Noone	25,317 (9)	*
Noble C. Quandel, Jr.	131,942 (10)	1.6%
Rory G. Ritrievi	18,951 (11)	*
David E. Sparks	107,977 (12)	1.3%
William A. Specht, III	41,050 (13)	*
Michael D. Peduzzi	5,738 (14)	*
Justin T. Webb	5,033 (15)	*
Scott W. Micklewright	6,756 (16)	*
Joseph L. Paese	3,970 (17)	*
Joan E. Dickinson	323 (18)	*

All Officers and Directors as a Group (17 persons)	1,517,246 (19)	17.9%

*	Does not exceed 1% of the class based on the number of shares of common stock outstanding as of March 2, 2020.

(1)

Except as noted below, each of the identified beneficial owners, including the officers, directors and nominees for director, has sole investment and voting power as to all the shares beneficially owned with the exception of those held jointly by certain officers, directors and nominees for director with their spouses or directly by their spouses or other relatives.

(2)	Includes 9,144 shares held jointly by Mr. Abel and his spouse in a Trust and 1,016 shares held jointly by Mr. Abel and his spouse, and excludes 400 shares of restricted stock.
(3)	Excludes 400 shares of restricted stock.
(4)

Includes 840 shares held by Mr. DeSoto in PUTMA for his children and 78 shares held by Mr. DeSoto as a 50% owner in a partnership account, for which he has sole voting power, and excludes 400 shares of restricted stock.

(5)	Excludes 400 shares of restricted stock.
(6)	Shares held jointly by Mr. Kerwin and his spouse, and excludes 400 shares of restricted stock.
(7)	Includes 1,003,259 shares held by a family partnership, of which Mr. Kiefer is a managing partner, and excludes 400 shares of restricted stock.

(8)Includes 741 shares held jointly by Mr. Mowery and his spouse, and excludes 400 shares of restricted stock.

(9)	Includes 22,000 shares held by Mr. Noone in a Trust, and 490 shares held jointly by Mr. Noone and his spouse, and excludes 400 shares of restricted stock.

(10)Includes 57,777 shares held by Mr. Quandel’s spouse, and excludes 400 shares of restricted stock.

(11)	Includes 8,894 shares held jointly by Mr. Ritrievi and his spouse, and excludes 6,625 shares of restricted stock.
(12)	Includes 25,901 shares held by Mr. Sparks’ spouse and 5,062 shares held by Mr. Sparks’ family foundation, and excludes 400 shares of restricted stock.
(13)

Includes 4,205 shares held jointly by Mr. Specht and his spouse, and 3,400 shares held by Mr. Specht’s entity wholly-owned, and excludes 400 shares of restricted stock.  Mr. Specht is trustee of a family trust of which 31,210 shares are held for the benefit of Janet E. Specht.

(14)	Excludes 1,812 shares of restricted stock.
(15)	Includes 2,883 shares held jointly by Mr. Webb and his spouse, and excludes 1,687 shares of restricted stock.
(16)	Shares held jointly by Mr. Micklewright and his spouse, and excludes 1,687 shares of restricted stock.
(17)	Excludes 1,500 shares of restricted stock.
(18)	Shares held jointly by Ms. Dickinson and her spouse, and excludes 400 shares of restricted stock.
(19)	Excludes 18,111 shares of restricted stock.

MID PENN BANCORP, INC.

The following table provides information related to equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	28,039	—	(1)	44,691
Equity compensation plans not approved by security holders	—	—		—
Total	28,039	—		44,691

(1)

All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock.  Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In determining the directors’ independence, the Board considered loan transactions between the Bank and the directors, their family members and businesses with whom they are associated, as well as any contributions made to non-profit organizations with whom they are associated.  All members of the Corporation’s Board of Directors has been determined to be independent in accordance with the lasting standards of the NASDAQ Stock Market, with the exception of Messrs. Ritrievi and Sparks.  All members of the Corporation’s Audit, Compensation and Nominating and Corporate Governance Committees are independent.

The table below includes a description of other categories or types of transactions, relationships or arrangements considered by the Board (in addition to those listed above) in reaching its determination that the directors are independent.

Name	Independent	Other Transactions/Relationships/Arrangements
Mr. Abel	Yes	None
Ms. Brumbaugh	Yes	None
Mr. DeSoto	Yes	Company sponsorship of charitable fundraiser coordinated by Director
Mr. Grubic	Yes	Engineering services; Environmental assessments
Mr. Kerwin	Yes	Legal services
Mr. Kiefer	Yes	None
Mr. Mowery	Yes	Commissions earned on insurance premiums
Mr. Noone	Yes	Leasehold arrangements
Mr. Quandel	Yes	Leasehold arrangements; Bank building repairs
Mr. Specht	Yes	None

In each case, the Board determined that none of the transactions above impaired the independence of the director.

Certain Relationships and Related Transactions

The Bank is party to a lease agreement with an entity that is an affiliate of Mr. Noone, a member of the Corporation’s Board, in connection with a retail branch property located in Mechanicsburg, Pennsylvania, which has a remaining initial term of 15 years.  Following our 2015 acquisition of Phoenix Bancorp, Inc., the Bank assumed a lease agreement with the same entity in connection with a retail branch property located in Frackville, Pennsylvania, which has a remaining initial term of 17 years.  The aggregate lease payments to such entity, of which Mr. Noone is a 49% limited partner, totaled approximately $167,000 during 2019.  In determining director independence, the Board considered these lease arrangements and concluded they do not impact the independence of Mr. Noone.

MID PENN BANCORP, INC.

Following our 2015 acquisition of Phoenix Bancorp, Inc., the Bank assumed a lease agreement with an entity that is an affiliate of Mr. Quandel, a member of the Corporation’s Board.  The leased facility includes regional offices for the Bank in Pottsville, Pennsylvania, and has one year remaining on its initial term.  The aggregate lease payments to such entity, of which Mr. Quandel is a 33.33% general partner, totaled approximately $137,000 during 2019.  Also, during 2019, we contracted with another of Mr. Quandel’s affiliates, a construction services entity, of which Mr. Quandel is a 71.91% owner.  The entity performed building repairs to the Bank’s retail branch property located in Minersville, Pennsylvania, and the total payment to the entity for this work totaled $23,588.  In determining director independence, the Board considered the lease arrangement and the payment for the building repairs, and concluded they do not impact the independence of Mr. Quandel.

Neither the Corporation nor the Bank has entered into any other material transactions, proposed or consummated, with any other director or executive officer of the Corporation or the Bank, or any associate of the foregoing persons.  From time to time, the Bank has engaged in and intends to continue to engage in banking and financial transactions in the ordinary course of business with directors and officers and their associates on comparable terms with similar interest rates as those prevailing from time to time for other customers.

Related party transactions greater than $100,000 must be approved by the Board prior to any commitment by the Bank to any such transaction.  Directors do not participate in the discussions and are not present for voting on their own related party transactions.  All of the material terms, conditions and purpose of the transaction shall be described in writing and provided to the Board, together with the written request for approval of any such related party transaction.  The transaction should be reviewed and approved by the appropriate senior officer before being submitted to the Board for approval.  Related party transactions for ongoing or continuing services can be reviewed and pre-approved within reasonable parameters by the Board on an as-needed basis.  If the terms, pricing or conditions change so as to go outside the specified parameters cited in the request, the transactions shall be resubmitted for review and approval after the fact.

The Bank has made loans to the Corporation’s and the Bank’s officers and directors and their immediate families and companies in which they had an ownership interest of 10% or more.  Loans to such persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender and did not involve more than the normal risk of collectability or present other unfavorable features.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Mid Penn’s independent registered public accounting firm for the years ended December 31, 2019 and 2018 was BDO USA, LLP.  The Audit Committee of the Board has appointed BDO USA, LLP as its independent registered public accounting firm for the year ending December 31, 2020.

Aggregate fees billed to the Corporation and the Bank by BDO USA, LLP, the independent registered public accountants, for professional services rendered are as follows:

Year Ended December 31,	2019	2018
Audit fees	$314,842	$436,039
Audit related fees	$21,203	$45,469
Tax fees	$0	$12,913

MID PENN BANCORP, INC.

Audit fees for 2019 and 2018 include professional services rendered for the audit of the Corporation’s annual consolidated financial statements (including amounts not yet billed, but expected to be billed) and review of consolidated financial statements included in Forms 10-Q, including out-of-pocket expenses.  Audit fees for 2019 also include amounts not yet billed but expected to be billed for the HUD audit.

Audit related fees for 2019 include fees billed for the review of the Registration Statement on Form S-3 that was filed with the SEC on August 8, 2019 and fees billed for professional services rendered for the performance of the retirement plan audit.  Audit related fees for 2018 include fees billed for the review of the Registration Statement on Form S-4 that was initially filed with the SEC on May 31, 2018, including the subsequent amendments, and fees billed for professional services rendered for the performance of the retirement plan audit.

Tax fees for 2018 include the preparation of state and federal tax returns and tax consultations.

BDO USA, LLP advised us that it is independent with respect to the Corporation, within the meaning of the applicable rules and regulations of the Securities and Exchange Commission, and in compliance with Rule 3520 of the Public Company Accounting Oversight Board.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statement Schedules can be found under Item 8 of the Original Filing.

(b) The exhibits listed in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of the Original Filing were filed or incorporated by reference as part of the Original Filing and the exhibits listed below are filed herewith as part of this Amendment:

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

MID PENN BANCORP, INC.
(Registrant)
By:	/s/ Rory G. Ritrievi	April 14, 2020
Rory G. Ritrievi
President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Michael D. Peduzzi, CPA	April 14, 2020
Michael D. Peduzzi, CPA
Sr. Executive Vice President and Chief Financial Officer