Form 10-Q
period 2020-03-31
MID PENN BANCORP INC
filed 2020-05-11
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 8,484,328 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$31,763	$25,746
Interest-bearing balances with other financial institutions	4,186	4,657
Federal funds sold	104,809	108,627
Total cash and cash equivalents	140,758	139,030

Investment securities available for sale, at fair value	27,420	37,009
Investment securities held to maturity, at amortized cost (fair value $170,399 and $137,476)	167,963	136,477
Loans held for sale	15,534	8,422
Loans and leases, net of unearned interest	1,798,149	1,762,756
Less: Allowance for loan and lease losses	(10,014)	(9,515)
Net loans and leases	1,788,135	1,753,241

Bank premises and equipment, net	26,247	24,937
Operating lease right of use asset	10,999	11,442
Finance lease right of use asset	3,402	3,447
Cash surrender value of life insurance	16,957	16,881
Restricted investment in bank stocks	4,555	4,902
Accrued interest receivable	8,786	7,964
Deferred income taxes	1,761	2,810
Goodwill	62,840	62,840
Core deposit and other intangibles, net	5,435	5,758
Foreclosed assets held for sale	1,718	196
Other assets	17,241	15,819
Total Assets	$2,299,751	$2,231,175

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$347,532	$310,036
Interest-bearing demand	468,773	458,451
Money Market	507,138	488,748
Savings	174,849	177,737
Time	474,989	477,422
Total Deposits	1,973,281	1,912,394

Long-term debt	23,364	32,903
Subordinated debt	42,059	27,070
Operating lease liability	12,070	12,544
Accrued interest payable	2,478	2,208
Other liabilities	6,988	6,182
Total Liabilities	2,060,240	1,993,301

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; 8,484,328 and 8,480,938 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8,484	8,481
Additional paid-in capital	178,320	178,159
Retained earnings	52,759	50,891
Accumulated other comprehensive (loss) income	(52)	343
Total Shareholders’ Equity	239,511	237,874
Total Liabilities and Shareholders' Equity	$2,299,751	$2,231,175

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans and leases	$22,249	$21,078
Interest on interest-bearing balances	15	30
Interest on federal funds sold	390	68
Interest and dividends on investment securities:
U.S. Treasury and government agencies	671	893
State and political subdivision obligations, tax-exempt	221	619
Other securities	153	178
Total Interest Income	23,699	22,866
INTEREST EXPENSE
Interest on deposits	5,380	4,586
Interest on short-term borrowings	—	232
Interest on long-term and subordinated debt	654	742
Total Interest Expense	6,034	5,560
Net Interest Income	17,665	17,306
PROVISION FOR LOAN AND LEASE LOSSES	550	125
Net Interest Income After Provision for Loan and Lease Losses	17,115	17,181
NONINTEREST INCOME
Income from fiduciary activities	384	359
Service charges on deposits	205	217
ATM debit card interchange income	416	334
Mortgage banking income	1,182	437
Net gain on sales of SBA loans	84	202
Merchant services income	83	85
Earnings from cash surrender value of life insurance	76	78
Net gain on sales of investment securities	132	7
Other income	372	330
Total Noninterest Income	2,934	2,049
NONINTEREST EXPENSE
Salaries and employee benefits	8,281	7,759
Occupancy expense, net	1,439	1,401
Equipment expense	713	627
Pennsylvania bank shares tax expense	405	136
FDIC Assessment	312	359
Legal and professional fees	352	422
Marketing and advertising expense	204	179
Software licensing and utilization	1,221	1,021
Telephone expense	134	154
Gain on sale or write-down of foreclosed assets	—	(4)
Intangible amortization	323	363
Other expenses	2,197	1,886
Total Noninterest Expense	15,581	14,303
INCOME BEFORE PROVISION FOR INCOME TAXES	4,468	4,927
Provision for income taxes	650	850
NET INCOME	3,818	4,077

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.45	$0.48
Cash Dividends Paid	$0.23	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019

Net income	$3,818	$4,077

Other comprehensive (loss) income:

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of $67 and $483, respectively	250	1,819

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($28) and ($1), respectively (a)	(104)	(6)

Change in defined benefit plans, net of income taxes of ($143) and $3, respectively (b)	(537)	10

Reclassification adjustment for settlement gains and activity related to benefit plans, net
of income taxes of ($1) and ($4), respectively (c)	(4)	(16)

Total other comprehensive (loss) income	(395)	1,807

Total comprehensive income	$3,423	$5,884

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(c)

The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss.  Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.  Please reference Note 10 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2020	$8,481	$178,159	$50,891	$343	$237,874
Net income	—	—	3,818	—	3,818
Total other comprehensive loss, net of taxes	—	—	—	(395)	(395)
Common stock dividends declared	—	—	(1,950)	—	(1,950)
Employee Stock Purchase Plan (1,647 shares)	1	32	—	—	33
Director Stock Purchase Plan (1,743 shares)	2	33	—	—	35
Restricted stock activity	—	96	—	—	96
Balance, March 31, 2020	$8,484	$178,320	$52,759	$(52)	$239,511

Balance, January 1, 2019	$8,460	$177,565	$39,562	$(2,378)	$223,209
Impact of adoption of new accounting standard (a)	—	—	316	—	316
Balance at January 1, 2019, adjusted	8,460	177,565	39,878	(2,378)	223,525
Net income	—	—	4,077	—	4,077
Total other comprehensive income, net of taxes	—	—	—	1,807	1,807
Common stock dividends declared	—	—	(2,113)	—	(2,113)
Employee Stock Purchase Plan (1,152 shares)	1	27	—	—	28
Director Stock Purchase Plan (1,361 shares)	1	32	—	—	33
Restricted stock activity	—	80	—	—	80
Balance, March 31, 2019	$8,462	$177,704	$41,842	$(571)	$227,437

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-02, Leases. See Note 2 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net Income	$3,818	$4,077
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	550	125
Depreciation	775	700
Amortization of intangibles	323	363
Net amortization of security discounts/premiums	149	193
Amortization of operating lease right of use assets	443	411
Amortization of finance lease right of use asset	45	15
Gain on sales of investment securities	(132)	(7)
Earnings on cash surrender value of life insurance	(76)	(78)
Mortgage loans originated for sale	(37,120)	(10,857)
Proceeds from sales of mortgage loans originated for sale	31,190	8,946
Gain on sale of mortgage loans	(1,182)	(437)
SBA loans originated for sale	(1,337)	(3,360)
Proceeds from sales of SBA loans originated for sale	1,421	3,562
Gain on sale of SBA loans	(84)	(202)
Loss on write-down or disposal of property, plant, and equipment	—	105
Gain on sale or write-down of foreclosed assets	—	(4)
Stock compensation expense	96	80
Deferred income tax expense	470	190
Increase in accrued interest receivable	(822)	(283)
Increase in other assets	(31)	(1,418)
Increase in accrued interest payable	270	659
Net change in operating lease liability	(474)	(438)
Increase in other liabilities	806	434
Net Cash (Used In) Provided By Operating Activities	(902)	2,776

Investing Activities:
Proceeds from the sale of available-for-sale securities	35,964	12,499
Proceeds from the maturity or call of available-for-sale securities	5,378	1,592
Purchases of available-for-sale securities	(32,865)	(1,481)
Proceeds from the maturity or call of held-to-maturity securities	30,347	5,469
Purchases of held-to-maturity securities	(61,945)	—
Redemptions of restricted investment in bank stock	347	713
Net increase in loans and leases	(36,966)	(22,686)
Purchases of bank premises and equipment	(2,085)	(657)
Proceeds from the sale of foreclosed assets	—	718
Net Cash Used In Investing Activities	(61,825)	(3,833)

Financing Activities:
Net increase in deposits	60,887	58,154
Net decrease in short-term borrowings	—	(8,100)
Common stock dividends paid	(1,950)	(2,113)
Proceeds from Employee Stock Purchase Plan stock issuance	33	28
Proceeds from Director Stock Purchase Plan stock issuance	35	33
Net change in finance lease liability	(21)	—
Proceeds from the issuance of subordinated debt	15,000	—
Long-term debt repayment	(9,529)	(42)
Net Cash Provided By Financing Activities	64,455	47,960

Net increase in cash and cash equivalents	1,728	46,903
Cash and cash equivalents, beginning of period	139,030	40,065
Cash and cash equivalents, end of period	$140,758	$86,968

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,764	$4,901
Cash paid for income taxes	—	—

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$—	$11,661
Recognition of operating lease liabilities	—	12,866
Recognition of finance lease right of use asset	—	3,597
Recognition of finance lease liability	—	3,597
Asset transferred to bank premises and equipment held for sale	—	1,274
Loans transferred to foreclosed assets held for sale	1,522	47

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”) and its wholly-owned subsidiary, Mid Penn Bank (the “Bank”). Additionally, during the first quarter of 2020, Mid Penn established a non-bank subsidiary, MPB Financial Services, LLC to expand the wealth management function of the Corporation to include insurance products and other financial services.  As a new entity, the accounts and activity of MPB Financial Services, LLC were not material to warrant separate disclosure or segment reporting.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the March 31, 2019 and December 31, 2019 balances have been reclassified, when necessary, to conform to the 2020 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  Except for adjustments made related to the adoption of new accounting standards, in the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements (see Note 13).  The evaluation was conducted through the issuance date of these consolidated financial statements.

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

ASC Topic 320, Investments – Debt and Equity Securities, clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired.  For debt securities, management must assess, in addition to the credit condition of the underlying issuer, whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the Corporation will recover the cost basis of the investment.

In instances when a determination is made that other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Equity Securities

In accordance with Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, Mid Penn reports its equity securities with readily determinable fair values at fair value within other assets on the balance sheet, with realized and unrealized gains and losses reported in other expense on the income statement.  As of March 31, 2020 and December 31, 2019, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $515,000 and $507,000, respectively.  No equity securities were sold during the three month periods ended March 31, 2020 or March 31, 2019.

MID PENN BANCORP, INC.

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

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopted the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  The allowance consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $80,000 at both March 31, 2020 and December 31, 2019.

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

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  The balance of loans acquired at fair value and included in the balance of loans and leases, net of unearned interest on the Consolidated Balance Sheets totaled $373,225,000 and $414,498,000 as of March 31, 2020 and December 31, 2019, respectively.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

MID PENN BANCORP, INC.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value. There were no premises and equipment classified as held for sale as of March 31, 2020 or December 31, 2019. During 2019, Mid Penn sold the land and facility formerly used as a full-service retail banking property. An impairment charge of $105,000 was recorded during the first quarter of 2019 related to this property and is included in other expenses on the Consolidated Statement of Income.  Similar impairment charges were not recorded during the three months ended March 31, 2020.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less the selling costs at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less estimated costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of March 31, 2020, Mid Penn had $135,000 of residential real estate held in other real estate owned and $97,000 in loans for which formal foreclosure proceedings were in process.  As of December 31, 2019, Mid Penn had $78,000 of residential real estate held in other real estate owned and $84,000 in loans for which formal foreclosure proceedings were in process.

Leases

Mid Penn leases certain premises and equipment, and as of January 1, 2019, for all leases in effect upon adoption of Accounting Standards Update 2016-02, Leases (Topic 842), as well as any leases commencing thereafter, Mid Penn has recognized a right-of-use asset and a related lease liability for each distinct lease agreement.  The lease right-of-use asset consists of the amount of the initial measurement of the lease liability, adjusted for (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and (ii) any initial direct costs incurred by the lessee (defined as costs of a lease that would not have been incurred had the lease not been executed).  The related lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, all lease liability amounts were calculated using Mid Penn’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. As a result of the adoption of this standard, effective January 1, 2019, Mid Penn recognized (i) an operating lease ROU asset of $11,661,000, (ii) an operating lease liability of $12,866,000, and (iii) an opening adjustment to retained earnings of $316,000 to eliminate the remaining balance of the deferred sale/leaseback gain on two retail branch locations which had originally been recorded in 2016.

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

Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $179,000 at March 31, 2020, and $190,000 at December 31, 2019, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

During the second quarter of 2018, Mid Penn entered into a commitment to purchase an additional limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and will be amortized over a ten year period once the facilities become operational and begin to be occupied.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018 and the investment is expected to be fully funded in 2020.  During the fourth quarter of 2019, the units were substantially complete and met the occupancy requirements necessary to begin recognizing the related amortization and tax credits using the cost amortization method over a ten year period.  The total investment in this limited partnership, net of amortization, was $7,250,000 and $7,249,000 on March 31, 2020 and December 31, 2019, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $5,215,000 and $5,526,000 at March 31, 2020 and December 31, 2019, respectively.  Core deposit amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $310,000 and $348,000 for the three months ended March 31, 2020 and 2019, respectively.  The core deposit intangible for each respective acquisition (Phoenix in March 2015; Scottdale in January 2018; and First Priority in July 2018) is being amortized over a ten-year period starting at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  During the first quarter of 2020 and continuing through the period subsequent to March 31, 2020, the novel coronavirus (“COVID-19”) global pandemic impacted the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this COVID-19 event resulted in any impairment to Mid Penn’s business and the value of its acquired consumer demand and savings deposit base.  Management’s determination was that, as of March 31, 2020, there was no impairment to its core deposit intangible.  Supporting this assertion, as reflected in the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, Mid Penn has recognized substantial total deposit growth of $60,887,000 or 3.2 percent during the first quarter of 2020, with none of this growth attributable to brokered deposits.  Subsequent to March 31, 2020, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of impairment.

MID PENN BANCORP, INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was $62,840,000 at both March 31, 2020 and December 31, 2019, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its evaluation which was performed as of October 31, 2019 using a qualitative analysis.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  In response to the COVID-19 global pandemic, Mid Penn management performed a “Step One” goodwill analysis to determine whether the current or expected impact from the COVID-19 event resulted in any impairment to Mid Penn’s business and the recorded value of its goodwill intangible asset.  Based upon this goodwill analysis, Mid Penn management determined that, as of March 31, 2020, there was no impairment to its goodwill.  As the COVID-19 event continues and its implications to the country, the economy, and specifically Mid Penn evolve, management will perform additional goodwill evaluations as necessary.

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

MID PENN BANCORP, INC.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance - March 31, 2020	$18	$(70)	$(52)

Balance - December 31, 2019	$(128)	$471	$343

During the three months ended March 31, 2020, the fair value of plan assets in Mid Penn’s defined benefit pension plan was impacted by the economic implications of the COVID-19 pandemic, resulting in a decrease in the fair value of the plan assets and a corresponding decrease in accumulated other comprehensive (loss) income, net of taxes, of $535,000 when comparing December 31, 2019 to March 31, 2020.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares, consisting of unvested restricted stock, had been issued. The following data shows the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Net income	$3,818	$4,077

Weighted average common shares outstanding (basic)	8,480,975	8,460,002
Effect of dilutive unvested restricted stock grants	4,856	5,315
Weighted average common shares outstanding (diluted)	8,485,831	8,465,317

Basic earnings per common share	$0.45	$0.48
Diluted earnings per common share	$0.45	$0.48

There were no antidilutive shares at March 31, 2020 and 2019.

MID PENN BANCORP, INC.

(3)	Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies, and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2020
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$3,671	$6	$15	$3,662
State and political subdivision obligations	16,092	27	1	16,118
Corporate debt securities	7,633	13	6	7,640
Total available-for-sale debt securities	27,396	46	22	27,420
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$68,321	$288	$18	$68,591
Mortgage-backed U.S. government agencies	44,940	916	24	45,832
State and political subdivision obligations	50,603	1,295	78	51,820
Corporate debt securities	4,099	57	—	4,156
Total held-to-maturity debt securities	167,963	2,556	120	170,399
Total	$195,359	$2,602	$142	$197,819

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019
Available-for-sale debt securities:
U.S. government agencies	$22,894	$6	$70	$22,830
Mortgage-backed U.S. government agencies	12,996	7	113	12,890
State and political subdivision obligations	30	—	—	30
Corporate debt securities	1,250	9	—	1,259
Total available-for-sale debt securities	37,170	22	183	37,009
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$50,210	$46	$220	$50,036
Mortgage-backed U.S. government agencies	42,098	95	102	42,091
State and political subdivision obligations	44,169	1,193	13	45,349
Total held-to-maturity debt securities	136,477	1,334	335	137,476
Total	$173,647	$1,356	$518	$174,485

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note 6, Fair Value Measurement, for more information on the fair value of investment securities.

Investment securities having a fair value of $142,407,000 at March 31, 2020 and $147,283,000 at December 31, 2019 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.  Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $169,636,000 as of March 31, 2020 and $169,051,000 as of December 31, 2019.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2020	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	1	$2,573	$13	1	$200	$2	2	$2,773	$15
State and political subdivision obligations	1	2,962	1	0	—	—	1	2,962	1
Corporate debt securities	2	3,893	6	0	—	—	2	3,893	6
Total temporarily impaired available-for-sale debt securities	4	$9,428	$20	1	$200	$2	5	$9,628	$22

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	4	$5,507	$18	0	$—	$—	4	$5,507	$18
Mortgage-backed U.S. government agencies	2	1,960	18	2	1,358	6	4	3,318	24
State and political subdivision obligations	8	5,332	78	0	—	—	8	5,332	78
Total temporarily impaired held-to-maturity debt securities	14	$12,799	$114	2	$1,358	$6	16	$14,157	$120
Total	18	$22,227	$134	3	$1,558	$8	21	$23,785	$142

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2019	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. government agencies	4	$4,652	$24	7	$11,982	$46	11	$16,634	$70
Mortgage-backed U.S. government agencies	1	1,643	4	14	10,603	109	15	12,246	113
Total temporarily impaired available-for-sale securities	5	$6,295	$28	21	$22,585	$155	26	$28,880	$183

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	18	$29,024	$219	1	$2,999	$1	19	$32,023	$220
Mortgage-backed U.S. government agencies	6	8,445	35	13	11,050	67	19	19,495	102
State and political subdivision obligations	3	1,383	13	0	—	—	3	1,383	13
Total temporarily impaired held to maturity securities	27	$38,852	$267	14	$14,049	$68	41	$52,901	$335
Total	32	$45,147	$295	35	$36,634	$223	67	$81,781	$518

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (i) whether management has the intent to sell the security, (ii) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (iii) whether management expects to recover the entire amortized cost basis.  At both March 31, 2020 and December 31, 2019, the majority of available-for-sale securities and held-to-maturity securities in an unrealized loss position were obligations of state and political subdivisions, mortgage-backed U.S. government agencies, and U.S. Treasury and agency securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of March 31, 2020, December 31, 2019, or March 31, 2019, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

As a result of the COVID-19 global pandemic which impacted the United States including the State of Pennsylvania and other states and municipalities in which Mid Penn holds debt security investments, Mid Penn management performed an updated assessment of all of its debt security holdings of obligations of state and political subdivisions to determine whether this COVID-19 event resulted in any significant credit deterioration of the financial condition of the underlying issuers which would result in any related securities having what appears to be other-than-temporary impairment.  Based upon this comprehensive review, management’s determination was that, as of March 31, 2020, there was no other-than-temporary impairment to its debt security holdings of obligations of state and political subdivisions.  As the COVID-19 event continues and its implications to the country, the economy, and specifically Mid Penn evolve, management will continue to update this other-than-temporary impairment assessment as necessary.

Gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2020 and 2019 are shown in the table below.

(Dollars in thousands)	Three Months Ended March 31,

	2020	2019
Realized gains	$137	$26
Realized losses	(5)	(19)
Net gains	$132	$7

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of March 31, 2020.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
March 31, 2020	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$5,907	$5,953
Due after 1 year but within 5 years	7,982	8,012	15,378	15,751
Due after 5 years but within 10 years	7,599	7,598	96,184	97,347
Due after 10 years	8,144	8,148	5,554	5,516
	23,725	23,758	123,023	124,567

Mortgage-backed securities	3,671	3,662	44,940	45,832
	$27,396	$27,420	$167,963	$170,399

(4)	Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by those rated as “pass” (net of deferred fees and costs of $1,019,000 as of March 31, 2020 and $1,081,000 as of December 31, 2019), and the loans classified as “special mention” and “substandard” within Mid Penn’s internal risk rating system as of March 31, 2020 and December 31, 2019, are as follows:

(Dollars in thousands)		Special
March 31, 2020	Pass	Mention	Substandard	Total
Commercial and industrial	$338,713	$9,951	$2,675	$351,339
Commercial real estate	925,303	1,673	13,019	939,995
Commercial real estate - construction	205,209	—	39	205,248
Residential mortgage	228,657	55	1,335	230,047
Home equity	64,568	10	32	64,610
Consumer	6,910	—	—	6,910
	$1,769,360	$11,689	$17,100	$1,798,149

(Dollars in thousands)		Special
December 31, 2019	Pass	Mention	Substandard	Total
Commercial and industrial	$326,573	$9,558	$3,016	$339,147
Commercial real estate	913,001	2,426	13,711	929,138
Commercial real estate - construction	181,650	—	40	181,690
Residential mortgage	235,252	55	1,417	236,724
Home equity	68,224	—	47	68,271
Consumer	7,786	—	—	7,786
	$1,732,486	$12,039	$18,231	$1,762,756

Mid Penn had no loans classified as doubtful as of March 31, 2020 and December 31, 2019.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$890	$890	$—	$890	$890	$—
Commercial real estate	6,833	7,151	—	7,973	8,366	—
Commercial real estate - construction	39	39	—	40	61	—
Residential mortgage	748	766	—	817	838	—
Home equity	24	25	—	25	27	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$3	$68	$—
Commercial real estate	1,423	1,423	—	1,423	1,708	—
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	368	368	—	381	578	—
Home equity	1	1	—	1	5	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$7	$7	$3	$—	$—	$—
Commercial real estate	816	816	190	338	380	166
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$897	$897	$3	$893	$958	$—
Commercial real estate	9,072	9,390	190	9,734	10,454	166
Commercial real estate - construction	39	39	—	40	61	—
Residential mortgage	1,116	1,134	—	1,198	1,416	—
Home equity	25	26	—	26	32	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended
	March 31, 2020		March 31, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$890	$—	$—	$—
Commercial real estate	7,430	—	2,001	—
Commercial real estate - construction	40	—	—	—
Residential mortgage	782	6	858	7
Home equity	24	—	30	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$2	$—	$29	$—
Commercial real estate	1,420	—	1,575	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	374	—	1,214	—
Home equity	1	—	4	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$4	$—	$2,366	$3
Commercial real estate	550	—	776	—
Commercial real estate - construction	—	—	367	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$896	$—	$2,395	$3
Commercial real estate	9,400	—	4,352	—
Commercial real estate - construction	40	—	367	—
Residential mortgage	1,156	6	2,072	7
Home equity	25	—	34	—
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of March 31, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$898	$894
Commercial real estate	9,072	9,800
Commercial real estate - construction	39	40
Residential mortgage	637	711
Home equity	24	26
	$10,670	$11,471

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2020 and December 31, 2019 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
March 31, 2020	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$800	$251	$898	$1,949	$349,390	$351,339	$—
Commercial real estate	2,025	525	7,119	9,669	928,903	938,572	—
Commercial real estate - construction	—	—	—	—	205,248	205,248	—
Residential mortgage	646	61	174	881	228,798	229,679	—
Home equity	335	—	23	358	64,251	64,609	—
Consumer	29	3	—	32	6,878	6,910	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	—	1,409	1,409	14	1,423	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	195	195	173	368	—
Home equity	—	—	—	—	1	1	—
Consumer	—	—	—	—	—	—	—
Total	$3,835	$840	$9,818	$14,493	$1,783,656	$1,798,149	$—

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2019	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$—	$1,059	$890	$1,949	$337,195	$339,144	$—
Commercial real estate	1,298	11	7,819	9,128	918,587	927,715	—
Commercial real estate - construction	—	—	—	—	181,690	181,690	—
Residential mortgage	145	—	326	471	235,872	236,343	—
Home equity	34	—	—	34	68,236	68,270	—
Consumer	5	3	—	8	7,778	7,786	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	3	3	—	3	—
Commercial real estate	16	473	934	1,423	—	1,423	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	5	—	203	208	173	381	—
Home equity	—	—	—	—	1	1	—
Consumer	—	—	—	—	—	—	—
Total	$1,503	$1,546	$10,175	$13,224	$1,749,532	$1,762,756	$—

MID PENN BANCORP, INC.

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, March 31, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2020	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Charge-offs	(43)	—	—	—	—	(15)	—	(58)
Recoveries	1	1	—	3	—	2	—	7
Provisions	128	370	6	16	6	13	11	550
Ending balance,
March 31, 2020	2,427	6,630	57	436	448	2	14	10,014
Individually evaluated for impairment	3	190	—	—	—	—	—	193
Ending balance:
collectively evaluated for impairment	$2,424	$6,440	$57	$436	$448	$2	$14	$9,821

Loans receivables:
Ending balance	$351,339	$939,995	$205,248	$230,047	$64,610	$6,910	$—	$1,798,149
Ending balance: individually evaluated for impairment	897	7,649	39	748	24	—	—	9,357
Ending balance: acquired with credit deterioration	—	1,423	—	368	1	—	—	1,792
Ending balance: collectively evaluated for impairment	$350,442	$930,923	$205,209	$228,931	$64,585	$6,910	$—	$1,787,000

(Dollars in thousands)
December 31, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Ending balance: individually evaluated for impairment	—	166	—	—	—	—	—	166
Ending balance: collectively evaluated for impairment	$2,341	$6,093	$51	$417	$442	$2	$3	$9,349

Loans receivable:
Ending balance	$339,147	$929,138	$181,690	$236,724	$68,271	$7,786	$—	$1,762,756
Ending balance: individually evaluated for impairment	890	8,311	40	817	25	—	—	10,083
Ending balance: acquired with credit deterioration	3	1,423	—	381	1	—	—	1,808
Ending balance: collectively evaluated for impairment	$338,254	$919,404	$181,650	$235,526	$68,245	$7,786	$—	$1,750,865

MID PENN BANCORP, INC.

(Dollars in thousands)
As of, and for the three months ended, March 31, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2019	$2,391	$4,703	$75	$453	$528	$7	$240	$8,397
Charge-offs	—	(11)	(20)	—	—	(10)	—	(41)
Recoveries	1	18	—	—	—	2	—	21
Provisions	51	321	26	24	(78)	7	(226)	125
Ending balance,
March 31, 2019	2,443	5,031	81	477	450	6	14	8,502
Individually evaluated for impairment	205	243	38	—	—	—	—	486
Ending balance:
collectively evaluated for impairment	$2,238	$4,788	$43	$477	$450	$6	$14	$8,016

Loans receivables:
Ending balance	$285,766	$868,498	$162,013	$252,455	$68,436	$9,518	$—	$1,646,686
Ending balance: individually evaluated for impairment	205	2,827	367	905	29	—	—	4,333
Ending balance: acquired with credit deterioration	29	1,588	—	1,211	4	—	—	2,832
Ending balance: collectively evaluated for impairment	$285,532	$864,083	$161,646	$250,339	$68,403	$9,518	$—	$1,639,521

Mid Penn entered into forbearance or modification agreements on all loans currently classified as troubled debt restructures and all of these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and generally involve modifications from the original loan agreements, including either a reduction in the amount of principal payments for certain or extended periods, interest rate reductions, and/or the intent for the loan to be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at March 31, 2020 totaled $981,000 and included $495,000 attributable to four residential mortgage loans to unrelated borrowers, $440,000 in commercial real estate loans amongst two borrowers, one commercial real estate construction loan for $39,000, and one commercial and industrial loan for $7,000.  As of March 31, 2020, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2020.

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

The recorded investments in troubled debt restructured loans at March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2020	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment

Commercial and industrial	$8	$8	$7
Commercial real estate	$1,214	$1,115	$440
Commercial real estate - construction	40	40	39
Residential mortgage	689	687	495
	$1,951	$1,850	$981

MID PENN BANCORP, INC.

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2019	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$3	$3	$3
Commercial real estate	2,562	2,463	1,705
Commercial real estate - construction	40	40	40
Residential mortgage	677	675	490
	$3,282	$3,181	$2,238

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. As of March 31, 2020, Mid Penn had provided loan modifications meeting the CARES Act qualifications to 482 borrowers with aggregate loans outstanding of $220,576,000.  Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications range from deferrals of both principal and interest payments for three to six months, or borrowers reverting to interest-only payments for a period of three to six months.  Interest will continue to accrue on loans modified under the CARES Act during the deferral period.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers, and may make further adjustments to a borrower’s modification at some future time if warranted for the specific situation.  See Note 13, COVID-19 Pandemic Implications, for more information.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix Bancorp, Inc. (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three months ended March 31, 2020 and 2019.

(Dollars in thousands)
	Three Months Ended March 31,
	2020	2019
Accretable yield, beginning of period	$89	$309
Accretable yield amortized to interest income	(17)	(55)
Accretable yield, end of period	$72	$254

(5)Leases

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

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of March 31, 2020.

MID PENN BANCORP, INC.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$10,999	$3,402	$11,442	$3,447
Lease liability	$12,070	$3,530	$12,544	$3,551
Weighted average remaining lease term (in years)	8.58	18.92	8.64	19.17
Weighted average discount rate	3.33%	3.81%	3.33%	3.81%

A summary of lease costs during the three months ended March 31, 2020 and 2019 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$45	$15
Interest expense on lease liability	34	11
Total finance lease cost	79	26
Operating lease cost	528	515
Short-term and equipment lease cost	9	28
Variable lease cost	—	—
Sublease income	(6)	(5)
Total lease costs	$610	$564

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$34	$11
Operating cash flows from operating leases	544	542
Financing cash flows from finance leases	21	15

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	March 31, 2020
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$1,561	$163
After one but within two years	1,868	216
After two but within three years	1,824	217
After three but within four years	1,572	217
After four but within five years	1,512	252
After five years	5,585	3,992
Total undiscounted cash flows	13,922	5,057
Discount on cash flows	(1,852)	(1,527)
Total lease liability	$12,070	$3,530

MID PENN BANCORP, INC.

(6)	Fair Value Measurement

Fair value measurement and disclosure guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This guidance provides additional information on determining when the volume and level of activity for the asset or liability has significantly decreased.  Information on identifying circumstances when a transaction may not be considered orderly is also included within the guidance.

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

There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2020 and 2019.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Mortgage-backed U.S. government agencies	3,662	—	3,662	—
State and political subdivision obligations	16,118	—	16,118	—
Corporate debt securities	7,640	—	7,640	—
Other assets:
Equity securities	515	515	—	—
Total	$27,935	$515	$27,420	$—

MID PENN BANCORP, INC.

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. government agencies	$22,830	$—	$22,830	$—
Mortgage-backed U.S. government agencies	12,890	—	12,890	—
State and political subdivision obligations	30	—	30	—
Corporate debt securities	1,259	—	1,259	—
Other assets:
Equity securities	507	507	—	—
Total	$37,516	$507	$37,009	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$727	$—	$—	$727
Foreclosed Assets Held for Sale	122	—	—	122

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$271	$—	$—	$271
Foreclosed Assets Held for Sale	122	—	—	122

MID PENN BANCORP, INC.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$727	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	1% - 86%	20%
Foreclosed Assets Held for Sale	122	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	8% - 27%	16%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$271	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% - 85%	36%
Foreclosed Assets Held for Sale	122	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	8% - 27%	16%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

There were no changes in unrealized gains and losses included in other comprehensive income for the three months ended March 31, 2020 related to Level 3 recurring fair value measurements as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.

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

MID PENN BANCORP, INC.

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$140,758	$140,758	$139,030	$139,030
Available-for-sale investment securities	27,420	27,420	37,009	37,009
Held-to-maturity investment securities	167,963	170,399	136,477	137,476
Equity securities	515	515	507	507
Loans held for sale	15,534	15,793	8,422	8,630
Net loans and leases	1,788,135	1,855,681	1,753,241	1,789,402
Restricted investment in bank stocks	4,555	4,555	4,902	4,902
Accrued interest receivable	8,786	8,786	2,810	2,810

Financial liabilities:
Deposits	$1,973,281	1,984,080	$1,912,394	$1,916,624
Long-term debt (a)	19,834	21,774	29,352	30,216
Subordinated debt	42,059	40,578	27,070	25,273
Accrued interest payable	2,478	2,478	2,208	2,208
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of March 31, 2020 and December 31, 2019.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2020 and December 31, 2019.  Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2020	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$167,963	$170,399	$—	$170,399	$—
Loans held for sale	$15,534	$15,793	—	15,793	—
Net loans and leases	1,788,135	1,855,681	—	—	1,855,681

Financial instruments - liabilities
Deposits	$1,973,281	$1,984,080	$—	$1,984,080	$—
Long-term debt (a)	19,834	21,774	—	21,774	—
Subordinated debt	42,059	40,578	—	40,578	—

MID PENN BANCORP, INC.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2019	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$136,477	$137,476	$—	$137,476	$—
Loans held for sale	8,422	8,630	—	8,630	—
Net loans and leases	1,753,241	1,789,402	—	—	1,789,402

Financial instruments - liabilities
Deposits	$1,912,394	$1,916,624	$—	$1,916,624	$—
Long-term debt (a)	29,352	30,216	—	30,216	—
Subordinated debt	27,070	25,273	—	25,273	—

(a)	Long-term debt excludes finance lease obligations.

(7)	Guarantees and Commitments

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $19,758,000 and $26,574,000 of standby letters of credit outstanding as of March 31, 2020 and December 31, 2019, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of March 31, 2020 and December 31, 2019 for payment under standby letters of credit issued was not material.

Commitments

During the second quarter of 2018, Mid Penn entered into a commitment to purchase an additional limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, which will be paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership will be reported in other assets on the Consolidated Balance Sheet and will be amortized over a ten year period once the facilities become operational and begin to be occupied.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018 and the investment is expected to be fully funded in 2020.  During the fourth quarter of 2019, the units were substantially complete and met the occupancy requirements necessary to begin recognizing the related amortization and tax credits using the cost amortization method over a ten year period.  The total investment in this limited partnership, net of amortization, was $7,250,000 and $7,249,000 on March 31, 2020 and December 31, 2019, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

MID PENN BANCORP, INC.

(8)	Long-term Debt

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  As of March 31, 2020 and December 31, 2019, the Bank had long-term debt outstanding in the amount of $23,364,000 and $32,903,000, respectively, consisting of FHLB fixed rate instruments, and a finance lease obligation executed during the first quarter of 2019.

The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $169,636,000 as of March 31, 2020 and $169,051,000 as of December 31, 2019.

The following table presents a summary of long-term debt as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	March 31, 2020	December 31, 2019
FHLB fixed rate instruments:
Due June 2020, 1.72%	$—	$2,000
Due July 2020, 2.45%	5,000	5,000
Due August 2020, 3.05%	5,000	5,000
Due September 2020, 2.38%	—	2,500
Due October 2020, 3.06%	5,000	5,000
Due November 2020, 2.32%	—	3,000
Due December 2020, 1.78%	—	2,000
Due December 2020, 2.31%	3,000	3,000
Due August 2026, 4.80%	1,788	1,846
Due February 2027, 6.71%	46	47
Less: fair value adjustments on debt assumed in acquisitions	—	(41)
Total FHLB fixed rate instruments	19,834	29,352
Lease obligations included in long-term debt	3,530	3,551
Total long-term debt	$23,364	$32,903

Mid Penn prepaid $9,500,000 of FHLB fixed rate instruments originally due in 2020 and recognized a prepayment penalty of $63,000 that is included in other expenses on the Consolidated Statement of Income for the three months ended March 31, 2020.  No prepayment penalties were recognized during the three months ended March 31, 2019.

(9)	Subordinated Debt

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due 2030 (the “2020 Notes”).  The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 4.0% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less than 4.25%.  Interest will be payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 30, June 30, September 30 and December 30.  The 2020 Notes will mature on March 30, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after March 30, 2025 and prior to March 30, 2030.  Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, Mid Penn may redeem, on any interest payment date, all or part of the 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the 2020 Notes at 100% of the principal amount of the 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the 2020 Notes as of March 31, 2020.

MID PENN BANCORP, INC.

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  In accordance with purchase accounting principles, the First Priority Notes were assigned a fair value premium of $247,000, which is amortized through interest expense until the maturity date of November 30, 2025. The First Priority Notes are intended to be treated as Tier 2 capital for regulatory reporting purposes.

The First Priority Notes agreements were entered into by First Priority, on November 13, 2015, with five accredited investors pursuant to which First Priority issued subordinated notes totaling $9,500,000. The First Priority Notes have a maturity date of November 30, 2025, and bear interest at a fixed rate of 7.00% per annum.  The First Priority Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value if called after five years but prior to the stated maturity date.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of March 31, 2020 and December 31, 2019.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of March 31, 2020 and December 31, 2019.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $87,000 at March 31, 2020 and $103,000 at December 31, 2019.

MID PENN BANCORP, INC.

(10)	Defined Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit retirement plan for directors.  The plan provides defined benefits based on years of service.  Mid Penn also sponsors a defined benefit healthcare plan that provides post-retirement medical benefits and life insurance to qualifying full-time employees.  These healthcare and life insurance plans are noncontributory and each plan uses a December 31 measurement date.

As a result of the acquisition of Scottdale, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn estimates that it will contribute $200,000 to the defined benefit pension plan during 2020.  A December 31 measurement date for the plan is used.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Service cost	$20	$36	—	$1
Interest cost	45	65	—	4
Expected return on plan assets	(68)	(63)	—	—
Amortization (accretion) of prior service cost	—	—	(5)	(5)
Amortization of net (gain) or loss	—	(15)	—	—
Net periodic benefit (income) expense	$(3)	$23	$(5)	$—

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets, amortization (accretion) of prior service cost, and amortization of (gain) loss are reported as a component of other income.

(11)	Common Stock

Treasury Stock Repurchase Program

During the first quarter of 2020, Mid Penn announced the adoption of a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 8.7% of the outstanding shares based on Mid Penn’s closing stock price on March 31, 2020 and shares outstanding as of March 31, 2020.  Mid Penn intends to conduct any repurchases through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Any repurchases under the program will be made at the discretion of management and subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and is authorized to continue through March 19, 2021, unless otherwise extended by Mid Penn’s Board of Directors.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

As of March 31, 2020, Mid Penn had not repurchased any shares of common stock under this repurchase program.

Authorized Shares

At the May 14, 2019 annual shareholder meeting, Mid Penn shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

Restricted Stock Plan

On May 6, 2014, Mid Penn shareholders approved the 2014 Restricted Stock Plan (the “Plan”), which authorizes the issuance of awards that shall not exceed, in the aggregate, 100,000 shares of common stock.  Awards under the Plan are limited to employees and directors of the Corporation, and the recipients are selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.

MID PENN BANCORP, INC.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of March 31, 2020, a total of 57,655 restricted shares were granted under the Plan, of which 2,446 shares were forfeited and available for reissuance, 27,270 shares were vested, and the remaining 27,939 shares were unvested. One hundred shares were forfeited due to a voluntary termination of an employee during the three months ended March 31, 2020, while no shares were forfeited during the three months ended March 31, 2019. The Plan shares granted and vested resulted in $96,000 in share-based compensation expense for the three months ended March 31, 2020, while $80,000 of share-based compensation expense was recorded for the three months ended March 31, 2019.

(12)	Recent Accounting Pronouncements

Accounting Standards Adopted in 2020

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

As a result of this ASU, several disclosures were removed from Topic 820, including: (i) disclosure of the valuation process for Level 3 fair value measurements, and (ii) amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy.  However, some additional disclosures are required as a result of this ASU, including the requirement to disclose the changes in unrealized gains and losses included in other comprehensive income for the period related to Level 3 recurring fair value measurements, as well as the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  Mid Penn adopted ASU 2018-13 effective January 1, 2020 on a prospective basis.  The adoption of this ASU resulted in disclosure changes only and did not impact Mid Penn’s overall financial condition.

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

MID PENN BANCORP, INC.

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

(13)	COVID-19 Pandemic Implications

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due the Novel Coronavirus (“COVID-19”), a new coronavirus strain originating in Wuhan, China. On March 11, 2020, the WHO classified the coronavirus as a pandemic based on the rapid increase in exposure globally.

To curtail the spread of the virus, beginning March 17, 2020, Mid Penn temporarily closed all bank branch lobbies. Our tellers continue to work providing access to customers through drive-through banking services and night depositories.  Services that cannot be performed through drive-through (i.e. business cash orders, loan closings and new account openings) are accommodated in the branches by appointment.   We are continuously cleaning bank branches during business hours with disinfecting wipes to sanitize all facets of our common areas, including door handles, work stations, ATM’s and service counters. We have mandated that all branch employees who handle cash use latex gloves when doing so, and we are requiring all employees to use hand sanitizer after each transaction and wash their hands with soap and hot water several times every hour.  Additionally, employees having face-to-face interaction with customers are required to wear a mask.  Importantly, we maintain appropriate social distancing standards when individuals are required by their job duties to be in the same branch or administrative location.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law.  The CARES Act established several new temporary U.S. Small Business Administration (“SBA”) loan programs to assist U.S. small businesses through the COVID-19 pandemic.  One of the new loan programs is the Paycheck Protection Program (“PPP”), an expansion of the SBA’s 7(a) loan program and the Economic Injury Disaster Loan Program.

The Paycheck Protection Program provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during this emergency. Eligible borrowers need to make a good faith certification that the uncertainty of current economic conditions make requesting assistance necessary to support ongoing operations. Pursuant to the provisions of Section 1106 of the CARES Act, borrowers may apply to the Bank for loan forgiveness of all or a portion of the loan, subject to certain eligibility requirements and conditions.

Through May 7, 2020, Mid Penn had received PPP loan funding approval for 3,552 business customers totaling $598,463,000, of which $587,543,000 had been disbursed to 3,282 business customers through the date of this filing.  The remaining loans will be disbursed in the near future pending completion of the related loan documents. Related party loans account for $16,312,000 of the total loans disbursed through May 7, 2020.  All PPP loans are 100% guaranteed by the Small Business Administration, and from the disbursements made through May 7, 2020, Mid Penn expects to receive approximately $19,893,000 in PPP loan processing fees under fee schedules as established by the SBA.

MID PENN BANCORP, INC.

On March 22, 2020, the federal financial institution regulatory agencies and the state banking regulators issued an interagency statement encouraging financial institutions to work constructively with borrowers affected by COVID-19 and providing additional information regarding loan modifications.  Concurrently, the Financial Accounting Standards Board (FASB) released a statement indicating that the interagency guidance was developed in consultation with the FASB staff.  The banking agencies encouraged financial institutions to work with borrowers, and indicated that they will not criticize institutions for doing so in a safe and sound manner, and will not direct supervised institutions to automatically categorize loan modifications as troubled debt restructurings (TDRs).  The statement indicated that the agencies view prudent loan modification programs offered to financial institution customers affected by COVID-19 as positive and proactive actions that can manage or mitigate adverse impacts on borrowers, and lead to improved loan performance and reduced credit risk.

Prior to this interagency guidance being issued, Mid Penn had proactively reached out to its borrowers to assess how the COVID-19 situation was impacting them, and was evaluating taking similar forbearance and payment deferral measures.  In response to these customer outreaches and respectful of the interagency guidance, during the period of April 1, 2020 through May 7, 2020, Mid Penn has provided loan modifications to 479 borrowers with aggregate loans outstanding of $201,522,000.   Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications range from deferrals of both principal and interest payments for three to six months, or borrowers reverting to interest-only payments for a period of three to six months.  Interest will continue to accrue on loans modified under the CARES Act during the deferral period.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers, and may make further adjustments to a borrower’s modification at some future time if warranted for the specific situation.

The full impact of the coronavirus continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Corporation’s financial condition, liquidity, capital position, and future results of operations. In addition, the adverse economic effects of the coronavirus may lead to an increase in credit risk on the Corporation’s commercial and residential loan portfolios.  Likewise, the Corporation is also monitoring the fluctuations in the markets as it pertains to interest rates and fair value of our investments for OTTI.

Management is actively monitoring the global situation on its financial condition, liquidity, capital position, operations, industry, and workforce. Given the daily evolution of the coronavirus and the global responses to curb its spread, the Corporation is not able to estimate the effects of the coronavirus on its results of operations, financial condition, capital position, or liquidity for fiscal year 2020.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of March 31, 2020, compared to year-end 2019, and the Results of Operations for the three months ended March 31, 2020, compared to the same periods in 2019.  For comparative purposes, the March 31, 2020 and December 31, 2019 balances have been reclassified when, and if necessary, to conform to the 2020 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Caution About Forward-Looking Statements

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements.  Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2019 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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
•

future actions or inactions of the federal or states government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government, or a federal or state government-mandated shutdowns of significant segments of the economy;

•	business or economic disruptions from national or global epidemic or pandemic events, including those from the COVID-19 pandemic;
•	an increase in the Pennsylvania Bank Shares Tax to which Mid Penn Bank’s capital stock is currently subject, or imposition of any additional taxes on Mid Penn or Mid Penn Bank;
•	impacts of the capital and liquidity requirements imposed by the Basel III standards and other regulatory pronouncements and rules;
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

•	the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•	technological changes and changes to data security systems including those with third-party information technology providers;
•	our ability to implement business strategies and including our acquisition strategy;
•	our ability to implement organic branch, product and service expansion strategies;
•	our current and future acquisition strategies may not be successful in locating or acquiring advantageous targets at favorable prices;
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

MID PENN BANCORP, INC.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and conform to general practices within the banking industry.  Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates that we used are also based on historical experiences and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  Management of the Corporation considers the accounting judgments relating to the allowance, the evaluation of the Corporation’s investment securities for other-than-temporary impairment, the valuation of the Corporation’s goodwill and other merger-related intangible assets for impairment, and the valuation of assets acquired and liabilities assumed in business combinations, to be the accounting areas that require the most subjective and complex judgments.

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

Results of Operations

Overview

Net income available to common shareholders was $3,818,000 or $0.45 per common share, for the quarter ended March 31, 2020, compared to net income of $4,077,000 or $0.48 per common share for the quarter ended March 31, 2019.

Net income as a percent of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended March 31,
	2020	2019
Return on average assets	0.68%	0.79%
Return on average equity	6.43%	7.35%

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three months ended March 31, 2020 and 2019.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended March 31, 2020 and 2019.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	March 31, 2020				March 31, 2019
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$4,488	$15		1.34%	$6,162	$30		1.97%
Investment Securities:
Taxable	133,502	740		2.23%	165,461	989		2.42%
Tax-Exempt	42,765	280	(a)	2.63%	107,718	784	(a)	2.95%
Total Securities	176,267	1,020		2.33%	273,179	1,773		2.63%

Federal Funds Sold	122,635	390		1.28%	11,294	68		2.44%
Loans and Leases, Net	1,771,444	22,341	(b)	5.07%	1,629,480	21,162	(b)	5.27%
Restricted Investment in Bank Stocks	4,660	84		7.25%	5,987	82		5.55%
Total Earning Assets	2,079,494	23,850		4.61%	1,926,102	23,115		4.87%

Cash and Due from Banks	30,580				28,178
Other Assets	147,924				138,249
Total Assets	$2,257,998				$2,092,529

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$455,685	1,172		1.03%	$382,478	853		0.90%
Money Market	502,925	1,597		1.28%	387,525	1,463		1.53%
Savings	175,924	120		0.27%	200,714	176		0.36%
Time	480,316	2,491		2.09%	487,567	2,094		1.74%
Total Interest-bearing Deposits	1,614,850	5,380		1.34%	1,458,284	4,586		1.28%

Short-term Borrowings	—	—		0.00%	34,491	232		2.73%
Long-term Debt	28,780	252		3.52%	48,125	354		2.98%
Subordinated Debt	29,048	402		5.57%	27,079	388		5.81%
Total Interest-bearing Liabilities	1,672,678	6,034		1.45%	1,567,979	5,560		1.44%

Noninterest-bearing Demand	320,524				276,673
Other Liabilities	25,927				22,970
Shareholders' Equity	238,869				224,907
Total Liabilities & Shareholders' Equity	$2,257,998				$2,092,529

Net Interest Income (taxable equivalent basis)		$17,816				$17,555
Taxable Equivalent Adjustment		(151)				(249)
Net Interest Income		$17,665				$17,306

Total Yield on Earning Assets				4.61%				4.87%
Rate on Supporting Liabilities				1.45%				1.44%
Average Interest Spread				3.16%				3.43%
Net Interest Margin				3.45%				3.70%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $59,000 and $165,000 for the three months ended March 31, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at March 31, 2020 and 2019.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $92,000 and $84,000 for the three months ended March 31, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at March 31, 2020 and 2019.

MID PENN BANCORP, INC.

	Three months ended
	March 31, 2020 vs. 2019
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(8)	$(7)	$(15)
Investment Securities:
Taxable	(193)	(56)	(249)
Tax-Exempt	(477)	(27)	(504)
Total Securities	(670)	(83)	(753)

Federal Funds Sold	676	(354)	322
Loans and Leases, Net	1,859	(680)	1,179
Restricted Investment Bank Stocks	(18)	20	2
Total Interest Income	1,839	(1,104)	735

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	165	154	319
Money Market	439	(305)	134
Savings	(22)	(34)	(56)
Time	(31)	428	397
Total Interest Bearing Deposits	551	243	794

Short-term Borrowings	(234)	2	(232)
Long-term Debt	(143)	41	(102)
Subordinated Debt	28	(14)	14
Total Interest Expense	202	272	474

NET INTEREST INCOME	$1,637	$(1,376)	$261

Taxable-equivalent net interest income was $17,816,000 for the three months ended March 31, 2020, an increase of $261,000 or 1 percent compared to the three months ended March 31, 2019.

For the three months ended March 31, 2020, Mid Penn’s tax-equivalent net interest margin was 3.45% for the first quarter of 2020 compared to 3.70% for the first quarter of 2019. Though the quarterly average balance of interest-earning assets increased year over year, the yields on interest earning assets declined consistent with reductions in the yield curve during the first quarter of 2020, including the impact of the two rate decreases approved by the  Federal Open Market Committee (“FOMC”), for 1.50% combined, during March 2020 in response to the COVID-19 pandemic.  The total cost of deposits for the first quarter of 2020 favorably decreased compared to the first quarter of 2019 as a result of the same yield curve reductions and FOMC rate cuts.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first three months of 2020, and shifting collateral values from December 31, 2019 to March 31, 2020.

MID PENN BANCORP, INC.

Management performed a current evaluation of the adequacy of the loan and lease loss allowance and based on this evaluation, a loan loss provision of $550,000 and $125,000 was recorded for the three months ended March 31, 2020 and 2019, respectively.  The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as the Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  The increase in the loan loss reserves and the quarterly provision were primarily the result of an increase in the allowance balance related to general allocations, driven by increases in qualitative factors reserves, particularly in the commercial real estate pool, when compared to prior periods.  Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.  See Note 13 for additional subsequent events information related to Mid Penn’s response to the COVID-19 pandemic.

Noninterest Income

During the three months ended March 31, 2020, noninterest income totaled $2,934,000, an increase of $885,000 or 43 percent, compared to noninterest income of $2,049,000 for the three months ended March 31, 2019.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance
ATM debit card interchange income	$416	$334	$82	25%
Mortgage banking income	1,182	437	745	170%
Net gain on sales of SBA loans	84	202	(118)	-58%
Net gain on sales of investment securities	132	7	125	1786%
Other income	372	330	42	13%

Mortgage banking income was $1,182,000 for the three months ended March 31, 2020, an increase of $745,000 or 170 percent compared to mortgage banking income of $437,000 for the three months ended March 31, 2019.  Longer-term mortgage interest rates have declined significantly over the past twelve months, resulting in a higher level of mortgage originations (both purchase and refinance activity) and secondary-market loan sales when comparing the first quarter of 2020 to the same period in 2019.  Additionally, the first three months of 2020 reflected a full quarter of production and loan sales from Mid Penn’s Southeastern Pennsylvania mortgage origination team, while the same group was not fully operational for the entire first quarter of 2019.

ATM debit card interchange income was $416,000 for the three months ended March 31, 2020, an increase of $82,000 or 25 percent compared to interchange income of $334,000 for the three months ended March 31, 2019. The increase resulted from increasing card-based transaction usage across our expanding transactional account customer base.

Net gains on sales of securities were $132,000 for the three months ended March 31, 2020, an increase of $125,000 compared to net gains on sales of securities of $7,000 for the three months ended March 31, 2019.  Sale volume and gains were driven by the implementation of asset/liability management strategies, which vary from quarter to quarter based upon market conditions and related yield curve and valuation changes.

Net gains on sales of SBA loans were $84,000 for the three months ended March 31, 2020, a decrease of $118,000 or 58 percent compared to net gains on sales of SBA loans of $202,000 during the same quarter of 2019.  None of the SBA loan production or sales activity in the first quarter of 2020 related to the Treasury’s and SBA’s Payroll Protection Program (“PPP”) loans under the CARES Act, as the PPP loans did not begin to be disbursed by Mid Penn until April 2020.

Other income was $372,000 for the three months ended March 31, 2020, an increase of $42,000 compared to other income of $330,000 for the three months ended March 31, 2019.  The increase in other income was primarily driven by higher volumes of fee-based income, including wire transfer fees, letter of credit fees, and credit card program referrals and royalties.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2020 totaled $15,581,000, an increase of $1,278,000 or 9 percent, compared to noninterest expense of $14,303,000 for the three months ended March 31, 2019.  The year-over-year increase in quarterly noninterest expense was attributable to both (i) growth-related business development and retail staff additions since March 31, 2019, and (ii) increases across other expense categories reflective of the overall growth of the organization, including software licensing and utilization, Pennsylvania bank shares tax, and occupancy and equipment expenses.  Also, other expenses for the first quarter of 2020 included approximately $63,000 of non-recurring FHLB prepayment costs resulting from Mid Penn’s early redemption of $9,500,000 of higher-cost term advances.  No FHLB borrowing prepayments occurred during the first quarter of 2019.

MID PENN BANCORP, INC.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2020 versus the corresponding period in 2019:

(Dollars in Thousands)	Three Months Ended March 31,
	2020	2019	$ Variance	% Variance
Salaries and employee benefits	$8,281	$7,759	$522	7%
Equipment expense	$713	$627	$86	14%
Pennsylvania bank shares tax expense	405	136	269	198%
FDIC Assessment	312	359	(47)	-13%
Legal and professional fees	352	422	(70)	-17%
Software licensing and utilization	1,221	1,021	200	20%
Intangible amortization	323	363	(40)	-11%

Salaries and employee benefits were $8,281,000 for the three months ended March 31, 2020, an increase of $522,000 or 7 percent, versus the same period in 2019, with the increase primarily attributable to (i) retail staff added as part of the new Hazle Township branch location opened during the fourth quarter of 2019, (ii) the addition of private banking business development professionals to enhance our wealth management activities, and (iii) increases in medical expenses and other employee benefits costs when compared to the same period of 2019.

Equipment expense increased $86,000 or 14 percent during the three months ended March 31, 2020 compared to the same period in 2019, related to the expansion of the corporate administrative facilities and further centralization of back-office functions to enhance operations and efficiencies across the Mid Penn footprint.

Pennsylvania bank shares tax expense was $405,000 for the three months ended March 31, 2020, an increase of $269,000 or 198 percent compared to $136,000 for the three months ended March 31, 2019.  The first quarter of 2019 reflected the application of $122,500 of shares tax credits that were earned based upon the timing of certain carryover donations made that quarter that had been committed by First Priority Bank (which Mid Penn acquired in 2018).  Similar donations and credits did not occur in the first quarter 2020. The increase in shares tax expense also reflects the organic growth in the past year of the total shareholder equity balance upon which the tax is based.

Software licensing and utilization costs were $1,221,000 for the three months ended March 31, 2020, an increase of $200,000 or 20 percent compared to $1,021,000 for the three months ended March 31, 2019.  This increase reflects the additional costs from both transaction volume based charges, and licensing fees related to the addition of new staff and locations added since the first quarter of 2019.  Additionally, Mid Penn continued to invest in upgrades to internal systems, networks, storage capabilities, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and increasing complexity of information technology management.

FDIC assessment expense was $312,000 for the three months ended March 31, 2020, a decrease of $47,000 or 13 percent compared to $359,000 for the three months ended March 31, 2019 due to the Bank having a favorably lower FDIC Assessment rate during the first quarter of 2020.

Legal and professional fees for the three months ended March 31, 2020 decreased by $70,000 or 17 percent compared to the same period in 2019, due primarily to the first quarter of 2019 including additional services supporting a new third-party loan review service, as well costs associated with supporting both trust and wealth management activities, and the update and revision of Mid Penn’s corporate governance and Board structure.

Intangible amortization decreased from $363,000 during the three months ended March 31, 2019 to $323,000 during the three months ended March 31, 2020, as the core deposit intangible (“CDI”) amortization from the 2018 acquisitions of both (i) Scottdale on January 8, 2018, and (ii) First Priority on July 31, 2018 continues to decrease as it is amortized using the sum-of-the-years digits method over a ten year term (which results in decreasing expense recognized in each year following the respective acquisition).

Income Taxes

The provision for income taxes was $650,000 during the three months ended March 31, 2020, a decrease of $200,000 or 24 percent compared to $850,000 for the same period in 2019.  The provision for income taxes for the three months ended March 31, 2020 reflects an effective federal tax rate of 14.5%, compared to an effective federal tax rate of 17.3% for the three months ended March 31, 2019.  The reduction in the effective federal tax rate for 2020 reflects tax credits recognized related to Mid Penn’s investment in a low-income housing project in Dauphin County, Pennsylvania.  The units were substantially completed and met the occupancy requirements necessary to begin recognizing the related amortization and tax credits during the fourth quarter of 2019.  Similar credits were not recognized during the three months ended March 31, 2019.

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

MID PENN BANCORP, INC.

Financial Condition

Overview

Mid Penn’s total assets were $2,299,751,000 as of March 31, 2020, reflecting an increase of $68,576,000 or 3 percent compared to total assets of $2,231,175,00 as of December 31, 2019, and an increase of $151,934,000 or 7 percent compared to total assets of $2,147,817,000 as of March 31, 2019.  Asset growth during the quarter ended March 31, 2020 included an increase of $21,897,000 in investment securities, and an increase in total loans outstanding of $35,393,000 since year-end, representing an 8 percent annualized loan growth rate.  The asset growth was funded by $60,887,000 of deposit growth, representing an annualized deposit growth rate of 13 percent, with more than half of such growth favorably being in noninterest-bearing deposits.

Loans

Total loans at March 31, 2020 were $1,798,149,000 compared to $1,762,756,000 at December 31, 2019, an increase of $35,393,000 or 2.0 percent since year-end 2019 (annualized growth rate of 8 percent).  The increase in total loans was primarily comprised of growth in both commercial real estate credits, and commercial and industrial financing loans.

(Dollars in thousands)	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial and industrial	$351,339	19.5%	$339,147	19.2%
Commercial real estate	939,995	52.3%	929,138	52.7%
Commercial real estate - construction	205,248	11.4%	181,690	10.3%
Residential mortgage	230,047	12.8%	236,724	13.4%
Home equity	64,610	3.6%	68,271	3.9%
Consumer	6,910	0.4%	7,786	0.5%
	$1,798,149	100.0%	$1,762,756	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.

For the three months ended March 31, 2020, Mid Penn had net loan charge-offs of $51,000 compared to net charge-offs of $20,000 during the same period in 2019.  None of the charge offs in the first quarter of 2020 were a result of the COVID-19 pandemic.  Loans charged off during the first three months of 2019 totaled $58,000 and included two commercial and industrial loans for $43,000, one consumer loan for $5,000, and $10,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the three months ended March 31, 2020 and 2019 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$9,515	$8,397

Loans charged off during period	(58)	(41)
Recoveries of loans previously charged off	7	21
Net charge-offs	(51)	(20)

Provision for loan and lease losses	550	125
Balance, end of period	$10,014	$8,502

Ratio of net loan charge-offs to average loans outstanding, annualized	0.01%	0.01%

Ratio of allowance for loan losses to net loans at end of period	0.56%	0.52%

MID PENN BANCORP, INC.

Other than as described herein, including the disclosures in previous sections and in Note 13 of the consolidated financial statements regarding subsequent events regarding the continued impact of the COVID-19 pandemic, Mid Penn does not believe there are any trends or events at this time that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions, including those related to COVID-19, may influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn continues to monitor closely the financial strength of these borrowers and the economic conditions impacting them, including the impacts from the COVID-19 pandemic.  Mid Penn does not ordinarily engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components.  Mid Penn has not in the past performed any commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

The following table presents the change in nonperforming asset categories as of March 31, 2020, December 31, 2019, and March 31, 2019.

(Dollars in thousands)
	March 31, 2020	December 31, 2019	March 31, 2019
Nonperforming Assets:
Nonaccrual loans	$10,670	$11,471	$6,655
Accruing troubled debt restructured loans	484	490	510
Total nonperforming loans	11,154	11,961	7,165

Foreclosed real estate	1,718	196	350
Total non-performing assets	12,872	12,157	7,515

Accruing loans 90 days or more past due	—	—	2
Total risk elements	$12,872	$12,157	$7,517

Nonperforming loans as a % of total
loans outstanding	0.62%	0.68%	0.44%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.72%	0.69%	0.46%

Ratio of allowance for loan losses
to nonperforming loans	89.78%	79.55%	118.66%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Nonperforming loans decreased from $11,961,000 at December 31, 2019 to $11,154,000 at March 31, 2020 primarily due to the transfer of one loan relationship from nonaccrual to foreclosed real estate during the first quarter of 2020. One loan relationship which accounts for $7,385,000 of the nonperforming loan balance is discussed in more detail below.

Loan relationship no. 1 – At March 31, 2020, the contractual outstanding principal balance of this loan relationship was $7,385,000 and was comprised of two commercial and industrial loans and one commercial real estate credit acquired in 2018.  Given that the fair value of the collateral, primarily comprised of a significant amount of commercial real estate, exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management is diligently pursuing its full rights given its priority liens to the collateral under the loan agreements to collect the remaining outstanding balance.

The increase in foreclosed real estate from $196,000 at December 31, 2019 to $1,718,000 at March 31, 2020 was driven by the above noted transfer of one loan relationship from nonaccrual status to foreclosed real estate during the first quarter of 2020.

Foreclosed real estate no. 1 – At March 31, 2020, this property consisted of a commercial property and was carried at a net realizable value of $1,465,000.  Management has actively listed the property for sale and expects to recover its full investment in this property at the time of sale.

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

MID PENN BANCORP, INC.

(Dollars in thousands)
	March 31, 2020	December 31, 2019
Period ending total loans outstanding	$1,798,149	$1,762,756
Allowance for loan and lease losses	10,014	9,515
Total Nonperforming loans	11,154	11,961
Nonperforming and impaired loans with partial charge-offs	322	332

Ratio of nonperforming loans with partial charge-offs
to total loans	0.02%	0.02%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	2.89%	2.78%

Coverage ratio net of nonperforming loans with
partial charge-offs	92.45%	81.82%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.56%	0.54%

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

Mid Penn had loans with an aggregate balance of $11,149,000 which were deemed by management to be impaired at March 31, 2020, including $1,792,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015 and the Scottdale and First Priority acquisitions in 2018.  Of the $9,357,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $897,000 were commercial and industrial relationships, $7,649,000 were commercial real estate relationships, $749,000 were residential relationships, $39,000 were commercial real estate – construction relationships, and $24,000 were home equity relationships.  There were specific loan loss reserve allocations of $190,000 against $816,000 of commercial real estate loan relationships and $3,000 of specific loan loss reserve allocations against $7,000 of commercial and industrial loan relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

While the allowance is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific or general components. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral, including the prospective unknown impacts of the COVID-19 pandemic.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors. Changes from these various other uncertainties and considerations may impact the provisions charged to expense in future periods.

MID PENN BANCORP, INC.

Management believes, based on information currently available, that the allowance for loan losses of $10,014,000 is adequate as of March 31, 2020 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first three months of 2020 were from the $60,887,000 net increase in deposits, $35,964,000 of proceeds from the sale of available-for-sale securities, and $31,190,000 of proceeds from sales of mortgage loans originated for sale.

Major uses of cash in the first three months of 2020 were $61,945,000 to fund the purchase of held-to-maturity investment securities, $37,120,000 to fund mortgage loans originated for sale, and $36,966,000 to fund portfolio loan growth (primarily commercial loans).

Mid Penn believes its core deposits are generally stable even in periods of changing interest rates.  Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends.  These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy.  Other than the trends of continued competitive pressures and volatile interest rates, and the uncertain impact of the COVID-19 event, there are no known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Subordinated Debt

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn’s Subordinated Notes due 2030 (the “2020 Notes”), on a private placement basis, to accredited investors.  The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

The 2020 Notes bear interest at a rate of 4.0% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the 2020 Notes are floating will at no time be less than 4.25%.  Interest will be payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 30, June 30, September 30 and December 30.  The 2020 Notes will mature on March 30, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after March 30, 2025 and prior to March 30, 2030.  Additionally, if all or any portion of the 2020 Notes cease to be deemed Tier 2 Capital, Mid Penn may redeem, on any interest payment date, all or part of the 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the 2020 Notes at 100% of the principal amount of the 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  In accordance with purchase accounting principles, the First Priority Notes were assigned a fair value premium of $247,000 which is being amortized through interest expense until the maturity date of November 30, 2025. The First Priority Notes are intended to be treated as Tier 2 capital for regulatory reporting purposes.

The First Priority Notes agreements were entered into by First Priority on November 13, 2015 with five accredited investors, pursuant to which First Priority issued subordinated notes totaling $9,500,000. The First Priority Notes have a maturity date of November 30, 2025, and bear interest at a fixed rate of 7.00% per annum.  The First Priority Notes are non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value, if called after five years but prior to the stated maturity date.

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

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The final rules implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets as of January 1, 2019.

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

MID PENN BANCORP, INC.

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

Shareholders’ equity increased by $1,637,000 or less than 1 percent from $237,874,000 as of December 31, 2019 to $239,511,000 as of March 31, 2020. The increase in shareholders’ equity reflects the growth in retained earnings through year-to-date net income, net of dividends paid.  Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both March 31, 2020 and December 31, 2019.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At March 31, 2020, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2020 and December 31, 2019:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of March 31, 2020:
Tier 1 Capital (to Average Assets)	$170,597	7.8%	$87,547	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	170,597	9.6%	124,990	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	170,597	9.6%	151,773	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	222,750	12.5%	187,484	10.5%	N/A	N/A

Mid Penn Bank
As of March 31, 2020:
Tier 1 Capital (to Average Assets)	$187,137	8.6%	$87,547	4.0%	$109,433	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	187,137	10.5%	124,962	7.0%	116,036	6.5%
Tier 1 Capital (to Risk Weighted Assets)	187,137	10.5%	151,740	8.5%	142,814	8.0%
Total Capital (to Risk Weighted Assets)	206,731	11.6%	187,443	10.5%	178,518	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2019:
Tier 1 Capital (to Average Assets)	$168,146	7.8%	$86,773	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	120,020	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	145,738	8.50%	N/A	N/A
Total Capital (to Risk Weighted Assets)	204,811	11.9%	180,030	10.50%	N/A	N/A

Mid Penn Bank
As of December 31, 2019:
Tier 1 Capital (to Average Assets)	$185,101	8.5%	$86,760	4.00%	$108,450	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	119,995	7.00%	111,424	6.5%
Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	145,708	8.50%	137,137	8.0%
Total Capital (to Risk Weighted Assets)	204,196	11.9%	179,992	10.50%	171,421	10.0%

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At March 31, 2020, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

March 31, 2020			December 31, 2019
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	13.32%	≥ -20%	300	10.43%	≥ -20%
200	9.11%	≥ -15%	200	6.84%	≥ -15%
100	4.24%	≥ -10%	100	3.37%	≥ -10%
0			0
(100)	-4.30%	≥ -10%	(100)	-2.87%	≥ -10%
(200)	-9.39%	≥ -15%	(200)	-4.99%	≥ -15%
(300)	-14.46%	≥ -20%	(300)	-8.66%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2020, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the three months ended March 31, 2020.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, to determine if there were material changes applicable to the three months ended March 31, 2020.  There are no material changes to such risk factors, other than as described below.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are a participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Corporation to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

The COVID-19 pandemic has caused a significant global and national economic downturn and unprecedented levels of unemployment, which may adversely affect, our business and results of operations, and the future impact of the COVID-19 pandemic on the global, national and local economies and our business, results of operations and financial condition remain uncertain.

The COVID-19 pandemic has caused a significant global and national economic downturn and unprecedented levels of unemployment, which has adversely affected, and is expected to continue to adversely affect, the Corporation’s business and results of operations, and the future impact of the COVID-19 pandemic on the global, national and local economies and the Corporation’s business, results of operations and financial condition remain uncertain.

The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global and national economic activity, which is disrupting supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in the financial markets. These measures have negatively impacted, and could continue to negatively impact, businesses, market participants, our counterparties and clients, and the global, national and local economies for a prolonged period of time. Should current economic conditions persist or continue to deteriorate, this economic environment could have a continued adverse effect on our business and operations, including but not limited to: decreased demand for our products and services; protracted periods of lower interest rates; lower asset management fees; and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may result in an increase in our provision for credit losses and net charge-offs. Additionally, our liquidity and regulatory capital could be adversely impacted by customers’ withdrawal of deposits, volatility and disruptions in the capital and credit markets, and customer draws on lines of credit. To the extent the COVID-19 pandemic continues to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, including those risks related to market, credit, and business operations, or risks described in our other filings with the Securities and Exchange Commission.

MID PENN BANCORP, INC.

In response to the economic and market conditions resulting from the COVID-19 pandemic, governments and regulatory authorities, including central banks, have acted to provide fiscal and monetary stimulus to support the global and national economy. However, there can be no assurance that these measures will stimulate the global and national economy or avert recessionary conditions in markets in which we conduct operations.

We continue to closely monitor the COVID-19 pandemic and related risks as they evolve. The magnitude, duration and likelihood of the current outbreak of COVID-19, further outbreaks of COVID-19, future actions taken by governmental authorities and/or other third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global, national and local economies and our business and results of operation are highly uncertain. The COVID-19 pandemic may cause prolonged global, national or local recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our business, results of operations and financial condition.

For a more detailed description of these and other factors which would affect our results, please see Mid Penn’s filings with the SEC, including those risk factors identified in the "Risk Factors" section and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019 and subsequent filings.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 11, 2020

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Senior Executive Vice President and Chief Financial Officer

Date:	May 11, 2020