Form 10-Q
period 2020-06-30
MID PENN BANCORP INC
filed 2020-08-07
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 8,420,624 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. its consolidated wholly-owned banking subsidiary, and its nonbank subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$33,495	$25,746
Interest-bearing balances with other financial institutions	3,322	4,657
Federal funds sold	106,938	108,627
Total cash and cash equivalents	143,755	139,030

Investment securities available for sale, at fair value	23,492	37,009
Investment securities held to maturity, at amortized cost (fair value $139,491 and $137,476)	135,387	136,477
Loans held for sale	21,812	8,422
Loans and leases, net of unearned interest	2,445,765	1,762,756
Less: Allowance for loan and lease losses	(11,067)	(9,515)
Net loans and leases	2,434,698	1,753,241

Bank premises and equipment, net	26,038	24,937
Operating lease right of use asset	10,587	11,442
Finance lease right of use asset	3,357	3,447
Cash surrender value of life insurance	17,033	16,881
Restricted investment in bank stocks	7,079	4,902
Accrued interest receivable	12,743	7,964
Deferred income taxes	1,533	2,810
Goodwill	62,840	62,840
Core deposit and other intangibles, net	5,108	5,758
Foreclosed assets held for sale	1,718	196
Other assets	15,185	15,819
Total Assets	$2,922,365	$2,231,175

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$564,834	$310,036
Interest-bearing demand	518,857	458,451
Money Market	632,439	488,748
Savings	189,465	177,737
Time	420,718	477,422
Total Deposits	2,326,313	1,912,394

Short-term borrowings	203,937	—
Long-term debt	85,282	32,903
Subordinated debt	42,009	27,070
Operating lease liability	11,643	12,544
Accrued interest payable	2,590	2,208
Other liabilities	7,246	6,182
Total Liabilities	2,679,020	1,993,301

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; Shares issued: 8,488,924 at June 30, 2020 and 8,480,938 at December 31, 2019; and shares outstanding: 8,408,401 at June 30, 2020 and 8,480,938 at December 31, 2019	8,489	8,481
Additional paid-in capital	178,497	178,159
Retained earnings	58,069	50,891
Accumulated other comprehensive (loss) income	(150)	343
Treasury stock, at cost; 80,523 shares at June 30, 2020	(1,560)	—
Total Shareholders’ Equity	243,345	237,874
Total Liabilities and Shareholders' Equity	$2,922,365	$2,231,175

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans and leases	$25,116	$22,214	$47,365	$43,292
Interest on interest-bearing balances	18	27	33	57
Interest on federal funds sold	23	130	413	198
Interest and dividends on investment securities:
U.S. Treasury and government agencies	460	839	1,131	1,732
State and political subdivision obligations, tax-exempt	248	584	469	1,203
Other securities	323	204	476	382
Total Interest Income	26,188	23,998	49,887	46,864
INTEREST EXPENSE
Interest on deposits	4,009	5,276	9,389	9,862
Interest on short-term borrowings	45	157	45	389
Interest on long-term and subordinated debt	788	795	1,442	1,537
Total Interest Expense	4,842	6,228	10,876	11,788
Net Interest Income	21,346	17,770	39,011	35,076
PROVISION FOR LOAN AND LEASE LOSSES	1,050	465	1,600	590
Net Interest Income After Provision for Loan and Lease Losses	20,296	17,305	37,411	34,486
NONINTEREST INCOME
Income from fiduciary and wealth management activities	421	347	805	706
Service charges on deposits	115	218	320	435
ATM debit card interchange income	475	380	891	714
Mortgage banking income	1,638	1,077	2,820	1,514
Net gain on sales of SBA loans	178	233	262	435
Merchant services income	98	104	181	189
Earnings from cash surrender value of life insurance	76	79	152	157
Net gain on sales of investment securities	111	17	243	24
Other income	510	419	882	749
Total Noninterest Income	3,622	2,874	6,556	4,923
NONINTEREST EXPENSE
Salaries and employee benefits	7,986	7,786	16,267	15,545
Occupancy expense, net	1,333	1,344	2,772	2,745
Equipment expense	722	658	1,435	1,285
Pennsylvania bank shares tax expense	55	245	460	381
FDIC Assessment	357	314	669	673
Legal and professional fees	349	471	701	893
Marketing and advertising expense	98	226	302	405
Software licensing and utilization	1,297	1,111	2,518	2,132
Telephone expense	137	161	271	315
Loss on sale or write-down of foreclosed assets, net	—	18	—	14
Intangible amortization	326	360	649	723
Other expenses	2,743	2,102	4,940	3,988
Total Noninterest Expense	15,403	14,796	30,984	29,099
INCOME BEFORE PROVISION FOR INCOME TAXES	8,515	5,383	12,983	10,310
Provision for income taxes	1,682	980	2,332	1,830
NET INCOME	6,833	4,403	10,651	8,480

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.81	$0.52	$1.26	$1.00
Cash Dividends Paid	$0.18	$0.18	$0.41	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,
	2020	2019

Net income	$6,833	$4,403

Other comprehensive (loss) income:

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of $21 and $313, respectively	79	1,179

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($23) and ($3), respectively (a)	(88)	(14)

Change in defined benefit plans, net of income taxes of ($27) and ($90), respectively (b)	(102)	(339)

Reclassification adjustment for settlement losses (gains) and activity related to benefit plans, net
of income taxes of $4 and ($8), respectively (c)	13	(29)

Total other comprehensive (loss) income	(98)	797

Total comprehensive income	$6,735	$5,200

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019

Net income	$10,651	$8,480

Other comprehensive (loss) income:

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of $87 and $796, respectively	329	2,998

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($51) and ($5), respectively (a)	(192)	(19)

Change in defined benefit plans, net of income tax impact of ($170) and ($91), respectively (b)	(639)	(346)

Reclassification adjustment for settlement losses (gains) and activity related to benefit plans, net
of income taxes of $3 and ($8), respectively (c)	9	(29)

Total other comprehensive (loss) income	(493)	2,604

Total comprehensive income	$10,158	$11,084

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(c)

The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss.  Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.  Please reference Note 11 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2020	$8,481	$178,159	$50,891	$343	$—	$237,874
Net income	—	—	3,818	—	—	3,818
Total other comprehensive loss, net of taxes	—	—	—	(395)	—	(395)
Common stock dividends declared	—	—	(1,950)	—	—	(1,950)
Employee Stock Purchase Plan (1,647 shares)	1	32	—	—	—	33
Director Stock Purchase Plan (1,743 shares)	2	33	—	—	—	35
Restricted stock activity	—	96	—	—	—	96
Balance, March 31, 2020	$8,484	$178,320	$52,759	$(52)	$—	$239,511

Net income	—	—	6,833	—	—	6,833
Total other comprehensive loss, net of taxes	—	—	—	(98)	—	(98)
Common stock dividends declared	—	—	(1,523)	—	—	(1,523)
Repurchased stock (80,523 shares)	—	—	—	—	(1,560)	(1,560)
Employee Stock Purchase Plan (2,365 shares)	3	42	—	—	—	45
Director Stock Purchase Plan (2,231 shares)	2	39	—	—	—	41
Restricted stock activity	—	96	—	—	—	96
Balance, June 30, 2020	$8,489	$178,497	$58,069	$(150)	$(1,560)	$243,345

Balance, January 1, 2019	$8,460	$177,565	$39,562	$(2,378)	$—	$223,209
Impact of adoption of new accounting standard (a)	—	—	316	—	—	316
Balance at January 1, 2019, adjusted	8,460	177,565	39,878	(2,378)	—	223,525
Net income	—	—	4,077	—	—	4,077
Total other comprehensive income, net of taxes	—	—	—	1,807	—	1,807
Common stock dividends declared	—	—	(2,113)	—	—	(2,113)
Employee Stock Purchase Plan (1,152 shares)	1	27	—	—	—	28
Director Stock Purchase Plan (1,361 shares)	1	32	—	—	—	33
Restricted stock activity	—	80	—	—	—	80
Balance, March 31, 2019	$8,462	$177,704	$41,842	$(571)	$—	$227,437

Net income	—	—	4,403	—	—	4,403
Total other comprehensive income, net of taxes	—	—	—	797	—	797
Common stock dividends declared	—	—	(1,524)	-	—	(1,524)
Employee Stock Purchase Plan (1,411 shares)	2	34	—	—	—	36
Director Stock Purchase Plan (1,336 shares)	1	32	—	—	—	33
Restricted stock activity	—	80	—	—	—	80
Balance, June 30, 2019	$8,465	$177,850	$44,721	$226	$—	$231,262

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-02, Leases. See Note 2 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net Income	$10,651	$8,480
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	1,600	590
Depreciation	1,576	1,398
Amortization of intangibles	649	723
Net amortization of security discounts/premiums	362	196
Amortization of operating lease right of use assets	855	826
Amortization of finance lease right of use asset	90	60
Gain on sales of investment securities	(243)	(24)
Earnings on cash surrender value of life insurance	(152)	(174)
Mortgage loans originated for sale	(114,714)	(65,989)
Proceeds from sales of mortgage loans originated for sale	104,144	61,066
Gain on sale of mortgage loans	(2,820)	(1,514)
SBA loans originated for sale	(2,446)	(7,109)
Proceeds from sales of SBA loans originated for sale	2,708	7,544
Gain on sale of SBA loans	(262)	(435)
Loss on write-down or disposal of property, plant, and equipment	10	163
Loss on sale or write-down of foreclosed assets	—	14
Stock compensation expense	192	160
Deferred income tax expense (benefit)	611	(388)
Increase in accrued interest receivable	(4,779)	(639)
Decrease (increase) in other assets	353	(4,296)
Increase in accrued interest payable	382	434
Net change in operating lease liability	(901)	(883)
Increase (decrease) in other liabilities	1,065	(81)
Net Cash (Used In) Provided By Operating Activities	(1,069)	122

Investing Activities:
Proceeds from the sale of available-for-sale securities	68,811	40,455
Proceeds from the maturity or call of available-for-sale securities	8,513	3,436
Purchases of available-for-sale securities	(63,503)	(11,556)
Proceeds from the maturity or call of held-to-maturity securities	82,001	10,968
Purchases of held-to-maturity securities	(80,880)	(2,997)
(Purchases) redemptions of restricted investment in bank stock	(2,177)	166
Net increase in loans and leases	(684,579)	(64,616)
Proceeds from bank owned life insurance	—	140
Purchases of bank premises and equipment	(2,687)	(1,115)
Proceeds from the sale of foreclosed assets	—	907
Net Cash Used In Investing Activities	(674,501)	(24,212)

Financing Activities:
Net increase in deposits	413,919	52,375
Net increase (decrease) in short-term borrowings	203,937	(30,100)
Common stock dividends paid	(3,473)	(3,637)
Proceeds from Employee Stock Purchase Plan stock issuance	78	63
Proceeds from Director Stock Purchase Plan stock issuance	76	67
Treasury stock purchased	(1,560)	—
Net change in finance lease liability	(41)	(6)
Proceeds from the issuance of subordinated debt	15,000	—
Issuance of long-term debt	70,000	13,500
Long-term debt repayment	(17,641)	(92)
Net Cash Provided By Financing Activities	680,295	32,170

Net increase in cash and cash equivalents	4,725	8,080
Cash and cash equivalents, beginning of period	139,030	40,065
Cash and cash equivalents, end of period	$143,755	$48,145

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,494	$11,354
Cash paid for income taxes	1,060	2,200

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$—	$11,661
Recognition of operating lease liabilities	—	12,866
Recognition of finance lease right of use asset	—	3,597
Recognition of finance lease liability	—	3,597
Asset transferred to bank premises and equipment held for sale	—	1,274
Loans transferred to foreclosed assets held for sale	1,522	294

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”) and its wholly-owned subsidiary, Mid Penn Bank (the “Bank”). During the first six months of 2020, Mid Penn established a non-bank subsidiary, MPB Financial Services, LLC under which two additional non-bank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management function of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of June 30, 2020, the accounts and activities of these three new non-bank subsidiaries were not material to warrant separate disclosure or segment reporting.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading and the disclosures are adequate.  For comparative purposes, the period ending June 30, 2019 and December 31, 2019 balances have been reclassified, when necessary, to conform to the 2020 presentation.  Such reclassifications had no impact on net income. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  Except for adjustments made related to the adoption of new accounting standards, in the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.

(2)Summary of Significant Accounting Policies

The accounting and reporting policies of Mid Penn conform with accounting principles as required under GAAP and general practices within the financial industry.  The following is a description of the more significant accounting policies.

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

Equity Securities

In accordance with Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, Mid Penn reports its equity securities with readily determinable fair values at fair value within other assets on the balance sheet, with realized and unrealized gains and losses reported in other expense on the income statement.  Mid Penn’s equity securities consisted of Community Reinvestment Act (“CRA”) funds totaling $518,000 and $507,000 as of June 30, 2020 and December 31, 2019, respectively.  No equity securities were sold during the three or six months ended June 30, 2020 or June 30, 2019.

Loans

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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

Payroll Protection Program (“PPP”) Loans

On March 27, 2020, in response to the novel coronavirus (“COVID-19”) pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law by President Donald Trump.  This legislation created the federal Paycheck Protection Program (“PPP”) which permitted eligible business entities to apply for loans through a participating financial institution to cover payroll, rent, and other business expenses during the COVID-19 pandemic.  The PPP loans, which are 100 percent guaranteed by the Small Business Administration (“SBA”), have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The vast majority of Mid Penn’s PPP loans have a two-year term to maturity.  The SBA may forgive the PPP loans if at least 60 percent of the proceeds are used for payroll costs.  Also, the borrowers will not have to make any payments for six months following the date of disbursement of the loan, though interest will continue to accrue during the deferment period.   The SBA also provided a processing fee to financial institutions who participated in the PPP, with the amount of such fee pre-determined by the SBA dependent upon the size of each credit.  As of June 30, 2020, Mid Penn had received $20,329,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative.   These fees are offset against loan origination costs, and are deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs and will be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the loan.  During the three and six months ended June 30, 2020, Mid Penn recognized $2,371,000 of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.

As of June 30, 2020, Mid Penn had $588,667,000 of PPP loans outstanding, net of deferred PPP processing fees of $17,958,000 with all of these loans being recorded in the commercial and industrial loan portfolio classification.

MID PENN BANCORP, INC.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopted the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  The allowance consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $77,000 at June 30, 2020 and $80,000 at December 31, 2019.

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

It is Mid Penn’s policy to obtain updated third-party collateral valuations on all impaired loans secured by real estate as soon as practically possible following the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation, Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until such time Mid Penn is in receipt of the updated valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

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

As of June 30, 2020, Mid Penn had $588,667,000 of PPP loans outstanding, net of deferred fees, which are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to that pool.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  The balance of loans acquired at fair value and included in the balance of loans and leases, net of unearned interest on the Consolidated Balance Sheets totaled $324,159,000 and $414,498,000 as of June 30, 2020 and December 31, 2019, respectively.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

Loan-Level Interest Rate Swaps

Beginning during the second quarter of 2020, Mid Penn entered into loan-level interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.   A loan-level interest rate swap is a contract in which the series of interest rate flows (fixed and variable) are exchanged over the term of a loan with certain qualifying commercial loan customers, and Mid Penn simultaneously enters into an interest rate swap with a dealer counterparty with identical notional amounts and terms. The net result of these swaps is that the customer pays a fixed interest rate and Mid Penn receives a floating interest rate.  The swap positions with customers are equally offset with the dealer counterparties to minimize the potential impact on Mid Penn’s financial statements.

Pursuant to our agreements with the dealer counterparties, we may receive collateral or may be required to post collateral based upon mark-to-market positions. Beyond unsecured threshold levels, collateral in the form of cash or securities may be made available to counterparties of interest rate swap transactions. Based upon our current positions and related future collateral requirements relating to them, we believe any effect on our cash flow or liquidity position to be immaterial.

Derivatives contain an element of credit risk, including the possibility that we will incur a loss because a party to the agreements, which may be a dealer counterparty or a customer, fails to meet its contractual obligations. Derivative contracts may only be executed with dealer counterparties as approved by our Board of Directors.  Similarly, derivatives with customers may only be executed with customers within credit exposure limits as approved by our Board of Directors. Loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

MID PENN BANCORP, INC.

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value. There were no premises and equipment classified as held for sale as of June 30, 2020 or December 31, 2019. During 2019, Mid Penn sold the land and facility formerly used as a full-service retail banking property. An impairment charge of $105,000 was recorded during the first six months of 2019 related to this property and is included in other expenses on the Consolidated Statement of Income.  Similar impairment charges were not recorded during the six months ended June 30, 2020.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less the selling costs at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less estimated costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of June 30, 2020, Mid Penn had $135,000 of residential real estate held in other real estate owned and $90,000 in loans for which formal foreclosure proceedings were in process.  As of December 31, 2019, Mid Penn had $78,000 of residential real estate held in other real estate owned and $84,000 in loans for which formal foreclosure proceedings were in process.

Leases

Mid Penn leases certain premises and equipment and, as of January 1, 2019, for all leases in effect upon adoption of Accounting Standards Update 2016-02, Leases (Topic 842), as well as any leases commencing thereafter, Mid Penn has recognized a right-of-use asset and a related lease liability for each distinct lease agreement.  The lease right-of-use asset consists of the amount of the initial measurement of the lease liability, adjusted for (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and (ii) any initial direct costs incurred by the lessee (defined as costs of a lease that would not have been incurred had the lease not been executed).  The related lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, all lease liability amounts were calculated using Mid Penn’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. As a result of the adoption of this standard, effective January 1, 2019, Mid Penn recognized (i) an operating lease ROU asset of $11,661,000, (ii) an operating lease liability of $12,866,000, and (iii) an opening adjustment to retained earnings of $316,000 to eliminate the remaining balance of the deferred sale/leaseback gain on two retail branch locations which had originally been recorded in 2016.

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

MID PENN BANCORP, INC.

Investments in Limited Partnerships

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $168,000 at June 30, 2020, and $190,000 at December 31, 2019, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

Mid Penn also has a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization, was $7,061,000 and $7,249,000 on June 30, 2020 and December 31, 2019, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000.  Investments made to date, and future payments under this commitment are paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period as the facilities became operational and began to be occupied beginning in December 2019.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten-year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018 and the investment is expected to be fully funded in 2020.  Mid Penn recognizes the related amortization and tax credits using the cost amortization method over a ten-year period.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $4,907,000 and $5,526,000 at June 30, 2020 and December 31, 2019, respectively.  Core deposit amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $619,000 and $695,000 for the six months ended June 30, 2020 and 2019, respectively.  Core deposit amortization expense was $309,000 and $347,000 for the three months ended June 30, 2020 and 2019, respectively.   The core deposit intangible for each respective acquisition (Phoenix in March 2015; Scottdale in January 2018; and First Priority in July 2018) is being amortized over a ten-year period starting at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  During the first quarter of 2020 and continuing through the period subsequent to June 30, 2020, the novel coronavirus (“COVID-19”) global pandemic impacted the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this COVID-19 event resulted in any impairment to Mid Penn’s business and the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, as reflected in the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, Mid Penn has recognized substantial total deposit growth of $413,919,000 or over 21 percent during the first six months of 2020, with none of this growth attributable to brokered deposits.  Subsequent to June 30, 2020, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of impairment.

MID PENN BANCORP, INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was $62,840,000 at both June 30, 2020 and December 31, 2019, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its evaluation which was performed as of October 31, 2019 using a qualitative analysis.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  During the first half of 2020, and in support of its March 31, 2020 financial reports, Mid Penn management performed a “Step One” goodwill analysis to determine whether the current or expected impact from the COVID-19 global pandemic resulted in any impairment to Mid Penn’s business and the recorded value of its goodwill intangible asset.  Based upon this goodwill analysis, Mid Penn management determined that there was no impairment to its goodwill. A subsequent “Step One” goodwill analysis was not performed as of June 30, 2020; however, in response to the continued presence of the COVID-19 pandemic event and its impacts on the capital markets and the economy, management reviewed the criteria supporting the “Step One” assessment performed for the first quarter of 2020, including economic projections, anticipated cash flows, and current market data. Mid Penn management determined there were no adverse changes to key considerations from this previous assessment, or additional events that occurred since this previous assessment, and affirmed its determination that there is no impairment to its goodwill as of June 30, 2020.  As the COVID-19 event continues and its implications to the country, the economy, and specifically Mid Penn evolve, management will perform additional goodwill evaluations as necessary.

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

Income from Fiduciary and Wealth Management Activities

Income from fiduciary and wealth management activities consist of trust, wealth management, and investment management fee income, brokerage transaction fee income, and estate fee income.  Trust, wealth management, and investment management fee income consists of advisory fees that are typically based on market values of clients’ managed portfolios and transaction fees for fiduciary services performed, both of which are recognized as earned.  Brokerage transaction fee income includes advisory fees, which are recognized as earned on a monthly basis and transaction fees that are recognized when transactions occur.  Payment is typically received in the following month.  Estate fee income is recognized as services are performed over the service period, generally eighteen months.

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

ATM Debit Card Interchange Income

ATM debit card interchange income consists of interchange fees earned when Mid Penn’s debit cards are processed through card payments networks.  The interchange fee is calculated as a percentage of the total electronic funds transfer (EFT) transaction plus a per-transaction fee, which varies based on the type of card used, the method used to process the EFT transaction, and the type of business at which the transaction was processed.  Revenue is recognized daily as transactions occur and interchange fees are subsequently processed.  Payment for most interchange activity is received daily, while some fees are aggregated and payment is received in the following month.

MID PENN BANCORP, INC.

Merchant Services Income

Merchant services income is processed through third party providers with whom Mid Penn has partnered to provide merchant services to its business customers.  Fees are charged to merchants to process their debit card transactions, cash advance services, and other related products.  Mid Penn receives a percentage of the revenue generated from each joint customer relationship after the respective third-party provider has collected the fee income from the merchant.  Payment is primarily received in the following month.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance - June 30, 2020	$9	$(159)	$(150)

Balance - December 31, 2019	$(128)	$471	$343

During the six months ended June 30, 2020, the fair value of plan assets in Mid Penn’s defined benefit pension plan was impacted by the economic implications of the COVID-19 pandemic, resulting in a decrease in the fair value of the plan assets and a corresponding decrease in accumulated other comprehensive (loss) income, net of taxes, of $620,000 when comparing December 31, 2019 to June 30, 2020.

MID PENN BANCORP, INC.

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares, consisting of unvested restricted stock, had been issued.  The effect of dilutive unvested restricted stock was not material and did not result in a difference, when rounded to the whole cent, between the basic earnings per share compared to the diluted earnings per share for any of the periods presented. The following data shows the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$6,833	$4,403	$10,651	$8,480

Weighted average common shares outstanding (basic)	8,446,377	8,462,522	8,463,676	8,461,269
Effect of dilutive unvested restricted stock grants	3,973	5,689	4,528	4,015
Weighted average common shares outstanding (diluted)	8,450,350	8,468,211	8,468,204	8,465,284

Basic earnings per common share	$0.81	$0.52	$1.26	$1.00
Diluted earnings per common share	$0.81	$0.52	$1.26	$1.00

There were no antidilutive shares at June 30, 2020 and 2019.

(3)	Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies, and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2020
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
State and political subdivision obligations	7,014	36	—	7,050
Corporate debt securities	16,464	42	66	16,440
Total available-for-sale debt securities	23,480	78	66	23,492
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$24,004	$228	$—	$24,232
Mortgage-backed U.S. government agencies	41,312	1,072	4	42,380
State and political subdivision obligations	60,525	2,642	23	63,144
Corporate debt securities	9,546	205	16	9,735
Total held-to-maturity debt securities	135,387	4,147	43	139,491
Total	$158,867	$4,225	$109	$162,983

MID PENN BANCORP, INC.

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019
Available-for-sale debt securities:
U.S. government agencies	$22,894	$6	$70	$22,830
Mortgage-backed U.S. government agencies	12,996	7	113	12,890
State and political subdivision obligations	30	—	—	30
Corporate debt securities	1,250	9	—	1,259
Total available-for-sale debt securities	37,170	22	183	37,009
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$50,210	$46	$220	$50,036
Mortgage-backed U.S. government agencies	42,098	95	102	42,091
State and political subdivision obligations	44,169	1,193	13	45,349
Total held-to-maturity debt securities	136,477	1,334	335	137,476
Total	$173,647	$1,356	$518	$174,485

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note 7, Fair Value Measurement, for more information on the fair value of investment securities.

Investment securities having a fair value of $128,301,000 at June 30, 2020 and $147,283,000 at December 31, 2019 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.  Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $212,401,000 as of June 30, 2020 and $169,051,000 as of December 31, 2019.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2020	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
Corporate debt securities	5	$9,895	$66	0	$—	$—	5	$9,895	$66
Total temporarily impaired available-for-sale debt securities	5	$9,895	$66	0	$—	$—	5	$9,895	$66

Held-to-maturity debt securities:
Mortgage-backed U.S. government agencies	1	$1,135	$4	0	$—	$—	1	$1,135	$4
State and political subdivision obligations	2	2,668	23	0	—	—	2	2,668	23
Corporate debt securities	2	1,983	16	0	—	—	2	1,983	16
Total temporarily impaired held-to-maturity debt securities	5	$5,786	$43	0	$—	$—	5	$5,786	$43
Total	10	$15,681	$109	0	$—	$—	10	$15,681	$109

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2019	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. government agencies	4	$4,652	$24	7	$11,982	$46	11	$16,634	$70
Mortgage-backed U.S. government agencies	1	1,643	4	14	10,603	109	15	12,246	113
Total temporarily impaired available-for-sale securities	5	$6,295	$28	21	$22,585	$155	26	$28,880	$183

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	18	$29,024	$219	1	$2,999	$1	19	$32,023	$220
Mortgage-backed U.S. government agencies	6	8,445	35	13	11,050	67	19	19,495	102
State and political subdivision obligations	3	1,383	13	0	—	—	3	1,383	13
Total temporarily impaired held to maturity securities	27	$38,852	$267	14	$14,049	$68	41	$52,901	$335
Total	32	$45,147	$295	35	$36,634	$223	67	$81,781	$518

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (i) whether management has the intent to sell the security, (ii) whether it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (iii) whether management expects to recover the entire amortized cost basis.  At both June 30, 2020 and December 31, 2019, the majority of available-for-sale securities and held-to-maturity securities in an unrealized loss position were corporate debt securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of June 30, 2020, December 31, 2019, or June 30, 2019, and did not record any securities impairment charges in the respective periods ended on these dates.  This determination reflects management’s assessment that no securities in its portfolio were impaired as a result of any COVID-19 pandemic impacts, to date, to the underlying issuers of securities.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2020 and 2019 are shown in the table below.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Realized gains	$118	$43	$255	$69
Realized losses	(7)	(26)	(12)	(45)
Net gains	$111	$17	$243	$24

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of June 30, 2020.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
June 30, 2020	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$3,162	$3,191
Due after 1 year but within 5 years	2,975	2,994	19,478	20,195
Due after 5 years but within 10 years	17,679	17,667	67,984	70,266
Due after 10 years	2,824	2,829	3,451	3,459
	23,478	23,490	94,075	97,111

Mortgage-backed securities	2	2	41,312	42,380
	$23,480	$23,492	$135,387	$139,491

(4)	Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by those rated as “pass” (net of deferred fees and costs of $18,066,000 as of June 30, 2020 and $1,081,000 as of December 31, 2019), and the loans classified as “special mention” and “substandard” within Mid Penn’s internal risk rating system as of June 30, 2020 and December 31, 2019, are as follows:

(Dollars in thousands)		Special
June 30, 2020	Pass	Mention	Substandard	Total
Commercial and industrial	$916,886	$9,712	$2,792	$929,390
Commercial real estate	983,198	2,752	12,723	998,673
Commercial real estate - construction	224,325	—	32	224,357
Residential mortgage	216,948	54	1,350	218,352
Home equity	65,744	7	2,414	68,165
Consumer	6,828	—	—	6,828
	$2,413,929	$12,525	$19,311	$2,445,765

(Dollars in thousands)		Special
December 31, 2019	Pass	Mention	Substandard	Total
Commercial and industrial	$326,573	$9,558	$3,016	$339,147
Commercial real estate	913,001	2,426	13,711	929,138
Commercial real estate - construction	181,650	—	40	181,690
Residential mortgage	235,252	55	1,417	236,724
Home equity	68,224	—	47	68,271
Consumer	7,786	—	—	7,786
	$1,732,486	$12,039	$18,231	$1,762,756

The increase in deferred fees and costs from December 31, 2019 to June 30, 2020 was the result of collected but unearned PPP loan processing fees related to the PPP loans which Mid Penn processed and disbursed during the second quarter of 2020.  PPP loans are included in commercial and industrial loans and are fully guaranteed by the SBA, therefore all PPP loans outstanding are classified as “pass” within Mid Penn’s internal risk rating system as of June 30, 2020.

Mid Penn had no loans classified as doubtful as of June 30, 2020 and December 31, 2019.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$1,012	$1,061	$—	$890	$890	$—
Commercial real estate	7,126	7,465	—	7,973	8,366	—
Commercial real estate - construction	32	34	—	40	61	—
Residential mortgage	776	798	—	817	838	—
Home equity	2,406	2,436	—	25	27	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$3	$68	$—
Commercial real estate	1,430	1,700	—	1,423	1,708	—
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	354	494	—	381	578	—
Home equity	1	4	—	1	5	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$198	$198	$53	$—	$—	$—
Commercial real estate	902	944	190	338	380	166
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,210	$1,259	$53	$893	$958	$—
Commercial real estate	9,458	10,109	190	9,734	10,454	166
Commercial real estate - construction	32	34	—	40	61	—
Residential mortgage	1,130	1,292	—	1,198	1,416	—
Home equity	2,407	2,440	—	26	32	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	June 30, 2020		June 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$955	$—	$—	$—
Commercial real estate	7,004	—	2,273	—
Commercial real estate - construction	36	—	40	—
Residential mortgage	762	6	880	7
Home equity	1,215	—	29	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$29	$—
Commercial real estate	1,423	—	1,602	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	360	—	1,222	—
Home equity	1	—	4	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$99	$—	$140	$—
Commercial real estate	835	—	513	—
Commercial real estate - construction	—	—	183	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,054	$—	$169	$—
Commercial real estate	9,262	—	4,388	—
Commercial real estate - construction	36	—	223	—
Residential mortgage	1,122	6	2,102	7
Home equity	1,216	—	33	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Six Months Ended
	June 30, 2020		June 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$933	$—	$—	$—
Commercial real estate	7,362	—	2,289	—
Commercial real estate - construction	37	—	27	—
Residential mortgage	780	13	857	14
Home equity	818	—	29	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$1	$—	$29	$—
Commercial real estate	1,421	—	1,589	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	367	—	1,219	—
Home equity	1	—	4	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$66	$—	$1,603	$3
Commercial real estate	634	—	477	—
Commercial real estate - construction	—	—	245	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,000	$—	$1,632	$3
Commercial real estate	9,417	—	4,355	—
Commercial real estate - construction	37	—	272	—
Residential mortgage	1,147	13	2,076	14
Home equity	819	—	33	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of June 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Commercial and industrial	$1,210	$894
Commercial real estate	9,458	9,800
Commercial real estate - construction	32	40
Residential mortgage	697	711
Home equity	2,407	26
Consumer	—	—
	$13,804	$11,471

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2020 and December 31, 2019 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
June 30, 2020	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$859	$233	$953	$2,045	$927,345	$929,390	$800
Commercial real estate	325	146	7,519	7,990	989,253	997,243	—
Commercial real estate - construction	—	—	—	—	224,357	224,357	—
Residential mortgage	99	49	250	398	217,600	217,998	—
Home equity	254	7	2,406	2,667	65,497	68,164	—
Consumer	4	—	—	4	6,824	6,828	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	—	1,419	1,419	11	1,430	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	189	189	165	354	—
Home equity	—	—	—	—	1	1	—
Consumer	—	—	—	—	—	—	—
Total	$1,541	$435	$12,736	$14,712	$2,431,053	$2,445,765	$800

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2019	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$—	$1,059	$890	$1,949	$337,195	$339,144	$—
Commercial real estate	1,298	11	7,819	9,128	918,587	927,715	—
Commercial real estate - construction	—	—	—	—	181,690	181,690	—
Residential mortgage	145	—	326	471	235,872	236,343	—
Home equity	34	—	—	34	68,236	68,270	—
Consumer	5	3	—	8	7,778	7,786	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	3	3	—	3	—
Commercial real estate	16	473	934	1,423	—	1,423	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	5	—	203	208	173	381	—
Home equity	—	—	—	—	1	1	—
Consumer	—	—	—	—	—	—	—
Total	$1,503	$1,546	$10,175	$13,224	$1,749,532	$1,762,756	$—

MID PENN BANCORP, INC.

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  PPP loans are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan losses was recorded against the $588,667,000 balance of PPP loans outstanding as of June 30, 2020.

.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, June 30, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2020	$2,427	$6,630	$57	$436	$448	$2	$14	$10,014
Charge-offs	(1)	—	(7)	—	—	(4)	—	(12)
Recoveries	2	—	2	—	1	10	—	15
Provisions	358	611	13	(9)	68	(6)	15	1,050
Ending balance,
June 30, 2020	$2,786	$7,241	$65	$427	$517	$2	$29	$11,067

(Dollars in thousands)
As of, and for the six months ended, June 30, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2020	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Charge-offs	(45)	—	(7)	—	—	(18)	—	(70)
Recoveries	2	1	2	3	1	13	—	22
Provisions	488	981	19	7	74	5	26	1,600
Ending balance,
June 30, 2020	2,786	7,241	65	427	517	2	29	11,067
Individually evaluated for impairment	53	190	—	—	—	—	—	243
Ending balance:
collectively evaluated for impairment	$2,733	$7,051	$65	$427	$517	$2	$29	$10,824

Loans receivables:
Ending balance	$929,390	$998,673	$224,357	$218,352	$68,165	$6,828	$—	$2,445,765
Ending balance: individually evaluated for impairment	1,210	8,028	32	776	2,406	—	—	12,452
Ending balance: acquired with credit deterioration	—	1,430	—	354	1	—	—	1,785
Ending balance: collectively evaluated for impairment	$928,180	$989,215	$224,325	$217,222	$65,758	$6,828	$—	$2,431,528

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Ending balance: individually evaluated for impairment	—	166	—	—	—	—	—	166
Ending balance: collectively evaluated for impairment	$2,341	$6,093	$51	$417	$442	$2	$3	$9,349

Loans receivable:
Ending balance	$339,147	$929,138	$181,690	$236,724	$68,271	$7,786	$—	$1,762,756
Ending balance: individually evaluated for impairment	890	8,311	40	817	25	—	—	10,083
Ending balance: acquired with credit deterioration	3	1,423	—	381	1	—	—	1,808
Ending balance: collectively evaluated for impairment	$338,254	$919,404	$181,650	$235,526	$68,245	$7,786	$—	$1,750,865

(Dollars in thousands)
As of, and for the three months ended, June 30, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2019	$2,443	$5,031	$81	$477	$450	$6	$14	$8,502
Charge-offs	(205)	—	(20)	—	—	(38)	—	(263)
Recoveries	42	15	—	—	1	9	—	67
Provisions	168	266	(16)	(1)	31	30	(13)	465
Ending balance,
June 30, 2019	$2,448	$5,312	$45	$476	$482	$7	$1	$8,771

(Dollars in thousands)
As of, and for the six months ended, June 30, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2019	2,391	4,703	75	453	528	7	240	$8,397
Charge-offs	(205)	(12)	(40)	—	—	(47)	—	(304)
Recoveries	43	33	—	—	1	11	—	88
Provisions	219	588	10	23	(47)	36	(239)	590
Ending balance,
June 30, 2019	2,448	5,312	45	476	482	7	1	8,771
Individually evaluated for impairment	13	243	—	—	—	—	—	256
Ending balance:
collectively evaluated for impairment	$2,435	$5,069	$45	$476	$482	$7	$1	$8,515

Loans receivables:
Ending balance	$301,271	$883,317	$173,900	$249,114	$70,442	$10,129	$—	$1,688,173
Ending balance: individually evaluated for impairment	76	2,745	40	897	28	—	—	3,786
Ending balance: acquired with credit deterioration	29	1,616	—	1,234	4	—	—	2,883
Ending balance: collectively evaluated for impairment	$301,166	$878,956	$173,860	$246,983	$70,410	$10,129	$—	$1,681,504

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

Mid Penn’s troubled debt restructured loans at June 30, 2020 totaled $948,000 and included three accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $477,000. The remaining $471,000 of troubled debt restructurings was attributable to seven loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  The balance of nonaccrual impaired troubled debt restructured loans as of June 30, 2020 was comprised of $420,000 in commercial real estate loans amongst two borrowers, one commercial real estate construction loan for $32,000, one residential mortgage loan for $11,000, and one commercial and industrial loan for $7,000.  As of June 30, 2020, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2020.

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

The recorded investments in troubled debt restructured loans at June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2020	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment

Commercial and industrial	$8	$8	$7
Commercial real estate	1,214	1,115	420
Commercial real estate - construction	40	40	32
Residential mortgage	689	687	489
	$1,951	$1,850	$948

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2019	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$3	$3	$3
Commercial real estate	2,562	2,463	1,705
Commercial real estate - construction	40	40	40
Residential mortgage	677	675	490
	$3,282	$3,181	$2,238

MID PENN BANCORP, INC.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provided that qualifying short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. The federal financial institution regulatory agencies, in consultation with state financial regulators, affirmed the CARES Act provisions in a revised interagency statement issued on April 7, 2020. As of June 30, 2020, Mid Penn had provided loan modifications meeting the CARES Act qualifications to 1,019 borrowers with aggregate loans outstanding of $444,886,000.  Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications range from deferrals of both principal and interest payments for three to six months, or borrowers reverting to interest-only payments for a period of three to six months.  Interest will continue to accrue on loans modified under the CARES Act during the deferral period.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers, and may make further adjustments to a borrower’s modification at some future time if warranted for the specific situation.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix Bancorp, Inc. (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three and six months ended June 30, 2020.

(Dollars in thousands)
	Three Months Ended June 30,
	2020	2019
Accretable yield, beginning of period	$72	$254
Accretable yield amortized to interest income	(16)	(57)
Accretable yield, end of period	$56	$197

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019

Accretable yield, beginning of period	$89	$309
Accretable yield amortized to interest income	(33)	(112)
Accretable yield, end of period	$56	$197

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

Operating and finance lease right-of-use assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.  Mid Penn has elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) or equipment leases (deemed immaterial) on the Consolidated Balance Sheet.

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of June 30, 2020.

MID PENN BANCORP, INC.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$10,587	$3,357	$11,442	$3,447
Lease liability	$11,643	$3,509	$12,544	$3,551
Weighted average remaining lease term (in years)	8.44	18.67	8.64	19.17
Weighted average discount rate	3.34%	3.81%	3.33%	3.81%

A summary of lease costs during the three and six months ended June 30, 2020 and 2019 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Finance lease cost:
Amortization of right-of-use asset	$45	$45	$90	$60
Interest expense on lease liability	33	35	67	46
Total finance lease cost	78	80	157	106
Operating lease cost	505	515	1,033	1,030
Short-term and equipment lease cost	12	3	21	31
Variable lease cost	—	—	—	—
Sublease income	(4)	(7)	(10)	(12)
Total lease costs	$591	$591	$1,201	$1,155

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Six Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$67	$46
Operating cash flows from operating leases	1,064	1,087
Financing cash flows from finance leases	41	6

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	June 30, 2020
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$1,042	$108
After one but within two years	1,868	216
After two but within three years	1,824	217
After three but within four years	1,572	217
After four but within five years	1,512	252
After five years	5,584	3,992
Total undiscounted cash flows	13,402	5,002
Discount on cash flows	(1,759)	(1,493)
Total lease liability	$11,643	$3,509

MID PENN BANCORP, INC.

(6)	Loan-Level Interest Rate Swaps

Mid Penn enters into loan-level interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. Mid Penn simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of the offsetting customer and dealer counterparty swap agreements is that the customer pays a fixed rate of interest and Mid Penn receives a floating rate. Mid Penn’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Interest Rate Swap Contracts - Commercial Loans:
Gross Fair Value (a)	$239	$—
Notional Amount	8,907	—
Cash Collateral Posted (b)	250	—

(a)	Included in other assets on the Consolidated Balance Sheet
(b)	Included in cash and due from banks on the Consolidated Balance Sheet

The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$239	$—
Gross amounts offset	239	—
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	250	—
Net Amounts	$250	$—

(7)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2020 and 2019.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$2	$—	$2	$—
State and political subdivision obligations	7,050	—	7,050	—
Corporate debt securities	16,440	—	16,440	—
Other assets:
Equity securities	518	518	—	—
Interest rate swap agreements	239	—	239	—
Total	$24,249	$518	$23,731	$—

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. government agencies	$22,830	$—	$22,830	$—
Mortgage-backed U.S. government agencies	12,890	—	12,890	—
State and political subdivision obligations	30	—	30	—
Corporate debt securities	1,259	—	1,259	—
Other assets:
Equity securities	507	507	—	—
Total	$37,516	$507	$37,009	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$812	$—	$—	$812

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$271	$—	$—	$271
Foreclosed Assets Held for Sale	122	—	—	122

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$812	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% - 100%	32%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$271	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% - 85%	36%
Foreclosed Assets Held for Sale	122	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	8% - 27%	16%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

There were no changes in unrealized gains and losses included in other comprehensive income for the six months ended June 30, 2020 related to Level 3 recurring fair value measurements as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.

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

Interest Rate Swap Agreements:

Interest rate swap agreements are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do however have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.

Impaired Loans (included in “Net Loans and Leases” in the following tables):

All performing troubled debt restructured loans and loans classified as nonaccrual are deemed to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral dependent.

MID PENN BANCORP, INC.

It is Mid Penn’s policy to obtain updated third-party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation, Mid Penn will use existing real estate valuations to determine any potential allowance for loan loss issues, and will update the allowance impact calculation upon receipt of the   updated real estate valuation.

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

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$143,755	$143,755	$139,030	$139,030
Available-for-sale investment securities	23,492	23,492	37,009	37,009
Held-to-maturity investment securities	135,387	139,491	136,477	137,476
Equity securities	518	518	507	507
Loans held for sale	21,812	22,120	8,422	8,630
Net loans and leases	2,434,698	2,522,315	1,753,241	1,789,402
Restricted investment in bank stocks	7,079	7,079	4,902	4,902
Accrued interest receivable	12,743	12,743	2,810	2,810
Interest rate swap agreements	239	239	—	—

Financial liabilities:
Deposits	$2,326,313	2,336,221	$1,912,394	$1,916,624
Short-term borrowings	203,937	203,937	—	—
Long-term debt (a)	81,773	81,686	29,352	30,216
Subordinated debt	42,009	40,439	27,070	25,273
Accrued interest payable	2,590	2,590	2,208	2,208
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of June 30, 2020 and December 31, 2019.

MID PENN BANCORP, INC.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2020 and December 31, 2019.  Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2020	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$135,387	$139,491	$—	$139,491	$—
Loans held for sale	21,812	22,120	—	22,120	—
Net loans and leases	2,434,698	2,522,315	—	—	2,522,315

Financial instruments - liabilities
Deposits	$2,326,313	$2,336,221	$—	$2,336,221	$—
Long-term debt (a)	81,773	81,686	—	81,686	—
Subordinated debt	42,009	40,439	—	40,439	—

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2019	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$136,477	$137,476	$—	$137,476	$—
Loans held for sale	8,422	8,630	—	8,630	—
Net loans and leases	1,753,241	1,789,402	—	—	1,789,402

Financial instruments - liabilities
Deposits	$1,912,394	$1,916,624	$—	$1,916,624	$—
Long-term debt (a)	29,352	30,216	—	30,216	—
Subordinated debt	27,070	25,273	—	25,273	—

(a)	Long-term debt excludes finance lease obligations.

(8)	Guarantees, Commitments, and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $28,589,000 and $26,574,000 of standby letters of credit outstanding as of June 30, 2020 and December 31, 2019, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of June 30, 2020 and December 31, 2019 for payment under standby letters of credit issued was not material.

MID PENN BANCORP, INC.

Commitments

Mid Penn also has a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization, was $7,061,000 and $7,249,000 on June 30, 2020 and December 31, 2019, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units are intended to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000.  Investments made to date, and future payments under this commitment are paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period as the facilities became operational and began to be occupied beginning in December 2019.  The project has been conditionally awarded $861,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $8,613,000 to be awarded to Mid Penn over the ten-year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018 and the investment is expected to be fully funded in 2020.  Mid Penn recognizes the related amortization and tax credits using the cost amortization method over a ten-year period.

Contingencies

As of June 30, 2020, Mid Penn had received $20,329,000 of nonrefundable loan processing fees related to the loans disbursed as a result of the SBA’s Paycheck Protection Program (“PPP”) created when the CARES Act was signed into law on March 27, 2020.  These fees are offset against loan origination costs, and are deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs and will be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the loan.

The processing fees received from the SBA for administering the application for, and disbursing of, the PPP loans may be subject to clawback (or if the SBA has not yet paid the fee, the fee may not be paid), after full disbursement of a PPP loan if (i) the PPP loan is cancelled or voluntarily terminated and repaid after disbursement but before the borrower certification safe harbor date, (ii) the PPP loan is cancelled, terminated, or repaid after disbursement (and after the borrower certification safe harbor date) because the SBA conducted a loan review and determined that the borrower was ineligible for a PPP loan, or (iii) the lender has not fulfilled its obligations under the PPP regulations.

As of June 30, 2020, Mid Penn is not aware of any PPP loans outstanding, or for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(9)	Debt

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,168,684,000 at June 30, 2020.  The Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $814,982,000 at June 30, 2020 upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of June 30, 2020 and December 31, 2019.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at June 30, 2020.  No draws have been made on these lines of credit and on June 30, 2020 and December 31, 2019, the balance was zero.

MID PENN BANCORP, INC.

Short-term PPPLF Borrowings

The entire balance of short-term borrowings of $203,937,000 at June 30, 2020 consisted of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  The PPPLF allows banks to pledge PPP loans as collateral to borrow funds for up to a term of two years (to match the term of the respective PPP loans) at an interest rate of 0.35%.  Draws of PPPLF funds must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.  Mid Penn had no short-term PPPLF borrowings as of December 31, 2019.

Long-term Debt

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  As of June 30, 2020, and December 31, 2019, the Bank had long-term debt outstanding in the amount of $85,282,000 and $32,903,000, respectively, consisting of FHLB fixed rate instruments, and a finance lease obligation executed during the first quarter of 2019.

The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $212,401,000 as of June 30, 2020 and $169,051,000 as of December 31, 2019.

The following table presents a summary of long-term debt as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	June 30, 2020	December 31, 2019
FHLB fixed rate instruments:
Due June 2020, 1.72%	$—	$2,000
Due July 2020, 2.45%	—	5,000
Due August 2020, 3.05%	5,000	5,000
Due September 2020, 2.38%	—	2,500
Due October 2020, 3.06%	5,000	5,000
Due November 2020, 2.32%	—	3,000
Due December 2020, 1.78%	—	2,000
Due December 2020, 2.31%	—	3,000
Due April 2022, 0.86%	70,000	—
Due August 2026, 4.80%	1,728	1,846
Due February 2027, 6.71%	45	47
Less: fair value adjustments on debt assumed in acquisitions	—	(41)
Total FHLB fixed rate instruments	81,773	29,352
Lease obligations included in long-term debt	3,509	3,551
Total long-term debt	$85,282	$32,903

Mid Penn prepaid $17,500,000 of FHLB fixed rate instruments originally due in 2020 and recognized prepayment penalties of $76,000 for the three months ended June 30, 2020, and $139,000 for the six months ended June 30, 2020. Prepayment penalties are included in other expenses on the Consolidated Statement of Income. No prepayment penalties were recognized during the three and six months ended June 30, 2019.

(10)	Subordinated Debt

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due 2030 (the “2020 Notes”).  The 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

MID PENN BANCORP, INC.

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

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the 2020 Notes as of June 30, 2020.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of June 30, 2020 and December 31, 2019.

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

MID PENN BANCORP, INC.

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of June 30, 2020 and December 31, 2019.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $84,000 at June 30, 2020 and $103,000 at December 31, 2019.

(11)	Defined Benefit Plans

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Service cost	$45	$36	$1	$1
Interest cost	60	65	6	4
Expected return on plan assets	(68)	(63)	—	—
Accretion of prior service cost	—	—	(5)	(5)
Amortization of net gain	—	(15)	—	(1)
Settlement loss (gain)	22	(37)	—	—
Net periodic benefit expense (income)	$59	$(14)	$2	$(1)

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Service cost	$64	$72	$1	$2
Interest cost	105	129	6	8
Expected return on plan assets	(136)	(127)	—	—
Accretion of prior service cost	—	—	(10)	(10)
Amortization of net gain	—	(30)	—	(2)
Settlement loss (gain)	22	(37)	—	—
Net periodic benefit expense (income)	$55	$7	$(3)	$(2)

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets, amortization (accretion) of prior service cost, and amortization of (gain) loss are reported as a component of other income.

(12)	Common Stock

Treasury Stock Repurchase Program

During the first quarter of 2020, Mid Penn announced the adoption of a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 9.6% of the issued shares based on Mid Penn’s closing stock price and shares issued as of June 30, 2020.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and is authorized to continue through March 19, 2021, unless otherwise extended by Mid Penn’s Board of Directors.

MID PENN BANCORP, INC.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

As of June 30, 2020, Mid Penn had repurchased 80,523 shares of common stock at an average price of $19.37 per share under the treasury stock repurchase program.

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

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of June 30, 2020, a total of 57,655 restricted shares were granted under the Plan, of which 2,446 shares were forfeited and available for reissuance, 27,271 shares were vested, and the remaining 27,938 shares were unvested. One hundred shares were forfeited due to a voluntary termination of an employee during the six months ended June 30, 2020, while no shares were forfeited during the six months ended June 30, 2019. The Plan shares granted and vested resulted in $96,000 in share-based compensation expense for the three months ended June 30, 2020, while $80,000 of share-based compensation expense was recorded for the three months ended June 30, 2019.  Compensation expense related to the Plan was $192,000 for the six months ended June 30, 2020 and $160,000 for the same period in 2019.

(13)	Recent Accounting Pronouncements

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

(14) COVID-19 Pandemic Implications

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due the Novel Coronavirus (“COVID-19”), and on March 11, 2020, the WHO classified COVID-19 as a pandemic based on the rapid increase in exposure globally.

To curtail the spread of the virus, beginning March 17, 2020, Mid Penn temporarily closed all bank branch lobbies, and the branch lobbies have remained closed through June 30, 2020 with no targeted time frame for reopening them. Our retail employees continue to work providing access to customers through drive-through banking services and night depositories.  Services that cannot be performed through drive-through (i.e. business cash orders, loan closings and new account openings) are accommodated in the branches by appointment.   We are continuously cleaning bank facilities during business hours with disinfecting wipes to sanitize all facets of our common areas, including door handles, work stations, ATM’s and service counters. We have mandated that all employees who handle cash use latex gloves when doing so, and we are requiring all employees to use hand sanitizer after each transaction and wash their hands with soap and hot water several times every hour.  Additionally, employees having face-to-face interaction with customers are required to wear a mask.  Importantly, we maintain appropriate social distancing standards when individuals are required by their job duties to be in the same location.

Mid Penn was a significant lender under the federal Paycheck Protection Program (“PPP”) which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, by President Trump. Asset growth during the second quarter of 2020 included the significant volume of $588,667,000 of PPP loans still outstanding, net of deferred fees, as of June 30, 2020.  The Paycheck Protection Program permitted eligible business entities to apply for loans through a participating financial institution to cover payroll, rent, and other business expenses during the COVID-19 pandemic.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The vast majority of Mid Penn’s PPP loans have a two-year term to maturity.  The SBA may forgive the PPP loans if at least 60 percent of the proceeds are used for payroll costs.  Also, the borrowers will not have to make any payments for six months following the date of disbursement of the loan, though interest will continue to accrue during the deferment period.

The SBA provided a processing fee to financial institutions who participated in the PPP, with the amount of such fee pre-determined by the SBA dependent upon the size of each credit.  As of June 30, 2020, Mid Penn had received $20,329,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative.  These fees are offset against loan origination costs, and are deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs.  The PPP loan processing fees will be amortized over the life of the loan.  During the three and six months ended June 30, 2020, Mid Penn recognized $2,371,000 of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.  As of June 30, 2020, the balance of deferred PPP processing fees totaled $17,958,000 and are offset against loan origination costs as a component of Loans and leases, net of unearned interest on the Consolidated Balance Sheet.

On March 22, 2020, the federal financial institution regulatory agencies and the state banking regulators issued an interagency statement encouraging financial institutions to work constructively with borrowers affected by COVID-19 and providing additional information regarding loan modifications.  Concurrently, the Financial Accounting Standards Board (FASB) released a statement indicating that the interagency guidance was developed in consultation with the FASB staff.  The banking agencies encouraged financial institutions to work with borrowers, and indicated that they will not criticize institutions for doing so in a safe and sound manner, and will not direct supervised institutions to automatically categorize loan modifications as troubled debt restructurings (TDRs).  The statement indicated that the agencies view prudent loan modification programs offered to financial institution customers affected by COVID-19 as positive and proactive actions that can manage or mitigate adverse impacts on borrowers, and lead to improved loan performance and reduced credit risk.  Prior to this interagency guidance being issued, Mid Penn had proactively reached out to its borrowers to assess how the COVID-19 situation was impacting them, and was evaluating taking similar forbearance and payment deferral measures.  In response to these customer outreaches and respectful of the interagency guidance, Mid Penn has provided related loan modifications to over 1,000 borrowers, and as of June 30, 2020, the amount of loans outstanding which had such a deferral totaled $444,886,000.   Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications range from deferrals of both principal and interest payments for three to six months, or borrowers reverting to interest-only payments for a period of three to six months.  Interest will continue to accrue on loans modified under the CARES Act during the deferral period.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers, and may make further adjustments to a borrower’s modification at some future time if warranted for the specific situation.

The full impact of the coronavirus continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Corporation’s financial condition, liquidity, capital position, and future results of operations. In addition, the adverse economic effects of the coronavirus may lead to an increase in credit risk on the Corporation’s commercial and residential loan portfolios.  Also, the Corporation is also monitoring the fluctuations in the markets as it pertains to interest rates and the fair value of our investments, as well as the impact of the pandemic of underlying bond issuers and the potential for OTTI.

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

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of June 30, 2020, compared to year-end 2019, and the Results of Operations for the three and six months ended June 30, 2020, compared to the same periods in 2019.  For comparative purposes, the June 30, 2020 and December 31, 2019 balances have been reclassified when, and if necessary, to conform to the 2020 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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
•

future actions or inactions of the federal or state governments, including a failure to increase the government debt limit or a prolonged shutdown of the federal government, or a federal or state government-mandated shutdowns of significant segments of the economy;

•	business or economic disruptions from national or global epidemic or pandemic events, including those from the ongoing COVID-19 pandemic;
•	an increase in the Pennsylvania Bank Shares Tax to which Mid Penn Bank’s capital stock is currently subject, or imposition of any additional taxes on Mid Penn or Mid Penn Bank;
•	impacts of the capital and liquidity requirements imposed by the Basel III standards and other regulatory pronouncements and rules;
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

Results of Operations

Overview

Net income available to common shareholders was $6,833,000 or $0.81 per common share, for the quarter ended June 30, 2020, compared to net income of $4,403,000 or $0.52 per common share for the quarter ended June 30, 2019. During the six months ended June 30, 2020, net income was $10,651,000 or $1.26 per common share, versus $8,480,000 or $1.00 per common share for the six months ended June 30, 2019.

Net income as a percent of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Return on average assets	0.99%	0.83%	0.85%	0.81%
Return on average equity	11.41%	7.71%	8.93%	7.54%

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three and six months ended June 30, 2020 and 2019.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended June 30, 2020 and 2019.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	June 30, 2020				June 30, 2019
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$6,307	$18		1.15%	$5,030	$27		2.15%
Investment Securities:
Taxable	124,524	749		2.42%	159,252	938		2.36%
Tax-Exempt	48,734	314	(a)	2.59%	101,088	739	(a)	2.93%
Total Securities	173,258	1,063		2.47%	260,340	1,677		2.58%

Federal Funds Sold	90,013	23		0.10%	21,554	130		2.42%
Loans and Leases, Net	2,287,260	25,207	(b)	4.43%	1,665,568	22,292	(b)	5.37%
Restricted Investment in Bank Stocks	7,039	34		1.94%	5,996	105		7.02%
Total Earning Assets	2,563,877	26,345		4.13%	1,958,488	24,231		4.96%

Cash and Due from Banks	28,417				27,202
Other Assets	174,467				148,054
Total Assets	$2,766,761				$2,133,744

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$512,592	787		0.62%	$399,187	984		0.99%
Money Market	575,195	881		0.62%	429,180	1,897		1.77%
Savings	184,680	79		0.17%	190,031	161		0.34%
Time	451,410	2,262		2.02%	471,025	2,234		1.90%
Total Interest-bearing Deposits	1,723,877	4,009		0.94%	1,489,423	5,276		1.42%

Short-term Borrowings	52,293	45		0.35%	21,320	157		2.95%
Long-term Debt	81,487	281		1.39%	56,153	407		2.91%
Subordinated Debt	42,031	507		4.85%	27,074	388		5.75%
Total Interest-bearing Liabilities	1,899,688	4,842		1.03%	1,593,970	6,228		1.57%

Noninterest-bearing Demand	601,650				288,268
Other Liabilities	24,632				22,625
Shareholders' Equity	240,791				228,881
Total Liabilities & Shareholders' Equity	$2,766,761				$2,133,744

Net Interest Income (taxable equivalent basis)		$21,503				$18,003
Taxable Equivalent Adjustment		(157)				(233)
Net Interest Income		$21,346				$17,770

Total Yield on Earning Assets				4.13%				4.96%
Rate on Supporting Liabilities				1.03%				1.57%
Average Interest Spread				3.11%				3.40%
Net Interest Margin				3.37%				3.69%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $66,000 and $155,000 for the three months ended June 30, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at June 30, 2020 and 2019.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $91,000 and $78,000 for the three months ended June 30, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at June 30, 2020 and 2019.

MID PENN BANCORP, INC.

	Three months ended
	June 30, 2020 vs. 2019
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$7	$(16)	$(9)
Investment Securities:
Taxable	(204)	15	(189)
Tax-Exempt	(382)	(43)	(425)
Total Securities	(586)	(28)	(614)

Federal Funds Sold	412	(519)	(107)
Loans and Leases, Net	8,298	(5,383)	2,915
Restricted Investment Bank Stocks	18	(89)	(71)
Total Interest Income	8,149	(6,035)	2,114

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	279	(476)	(197)
Money Market	644	(1,660)	(1,016)
Savings	(5)	(77)	(82)
Time	(93)	121	28
Total Interest Bearing Deposits	825	(2,092)	(1,267)

Short-term Borrowings	227	(339)	(112)
Long-term Debt	183	(309)	(126)
Subordinated Debt	214	(95)	119
Total Interest Expense	1,449	(2,835)	(1,386)

NET INTEREST INCOME	$6,700	$(3,200)	$3,500

Taxable-equivalent net interest income was $21,503,000 for the three months ended June 30, 2020, an increase of $3,500,000 or 19 percent compared to the three months ended June 30, 2019.

For the three months ended June 30, 2020, Mid Penn’s tax-equivalent net interest margin was 3.37% for the second quarter of 2020 compared to 3.69% for the second quarter of 2019. Though the quarterly average balance of interest-earning assets increased year over year, the yields on interest earning assets declined due to both (i) the significant average balance of PPP loans outstanding totaling $480,409,000 during the three months ended June 30, 2020 which earn interest at a rate of 1 percent, and (ii) reductions in the yield curve subsequent to June 2019, including the impact of the three rate decreases approved by the  Federal Open Market Committee (“FOMC”), for 0.75% combined during the latter half of 2019, and the 1.50% of combined rate cuts, during March 2020 in response to the COVID-19 pandemic.  Decreases in the yields on interest earning assets were partially offset by the recognition of $2,371,000 of PPP loan processing fees in total interest income. The total cost of deposits for the three months ended June 30, 2020 favorably decreased compared to the same periods in 2019 as a result of the aforementioned yield curve reductions and FOMC rate cuts providing for management to significantly reduce deposit account rates while still maintaining and growing core deposit balances.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the six months ended June 30, 2020 and 2019.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended
(Dollars in thousands)	June 30, 2020				June 30, 2019
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$5,414	$33		1.23%	$5,592	$57		2.06%
Investment Securities:
Taxable	129,035	1,489		2.32%	162,339	1,927		2.39%
Tax-Exempt	45,749	594	(a)	2.61%	104,385	1,523	(a)	2.94%
Total Securities	174,784	2,083		2.40%	266,724	3,450		2.61%

Federal Funds Sold	106,324	413		0.78%	16,452	198		2.43%
Loans and Leases, Net	2,029,352	47,548	(b)	4.71%	1,647,624	43,454	(b)	5.32%
Restricted Investment in Bank Stocks	5,850	118		4.06%	5,992	187		6.29%
Total Earning Assets	2,321,724	50,195		4.35%	1,942,384	47,346		4.92%

Cash and Due from Banks	29,478				27,687
Other Assets	160,755				143,124
Total Assets	$2,511,957				$2,113,195

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$484,139	1,959		0.81%	$390,879	1,837		0.95%
Money Market	539,060	2,478		0.92%	408,468	3,360		1.66%
Savings	180,302	199		0.22%	195,343	337		0.35%
Time	465,863	4,753		2.05%	479,250	4,328		1.82%
Total Interest-bearing Deposits	1,669,364	9,389		1.13%	1,473,940	9,862		1.35%

Short-term Borrowings	26,146	45		0.35%	27,869	389		2.81%
Long-term Debt	55,135	533		1.94%	52,161	761		2.94%
Subordinated Debt	35,539	909		5.14%	27,077	776		5.78%
Total Interest-bearing Liabilities	1,786,184	10,876		1.22%	1,581,047	11,788		1.50%

Noninterest-bearing Demand	461,083				282,503
Other Liabilities	24,860				22,740
Shareholders' Equity	239,830				226,905
Total Liabilities & Shareholders' Equity	$2,511,957				$2,113,195

Net Interest Income (taxable equivalent basis)		$39,319				$35,558
Taxable Equivalent Adjustment		(308)				(482)
Net Interest Income		$39,011				$35,076

Total Yield on Earning Assets				4.35%				4.92%
Rate on Supporting Liabilities				1.22%				1.50%
Average Interest Spread				3.12%				3.41%
Net Interest Margin				3.41%				3.69%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $125,000 and $320,000 for the six months ended June 30, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at June 30, 2020 and 2019.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $183,000 and $162,000 for the six months ended June 30, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at June 30, 2020 and 2019.

MID PENN BANCORP, INC.

	Six months ended
	June 30, 2020 vs. 2019
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(2)	$(22)	$(24)
Investment Securities:
Taxable	(396)	(42)	(438)
Tax-Exempt	(858)	(71)	(929)
Total Securities	(1,254)	(113)	(1,367)

Federal Funds Sold	1,085	(870)	215
Loans and Leases, Net	10,096	(6,002)	4,094
Restricted Investment Bank Stocks	(4)	(65)	(69)
Total Interest Income	9,921	(7,072)	2,849

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	440	(318)	122
Money Market	1,077	(1,959)	(882)
Savings	(26)	(112)	(138)
Time	(121)	546	425
Total Interest Bearing Deposits	1,370	(1,843)	(473)

Short-term Borrowings	(24)	(320)	(344)
Long-term Debt	44	(272)	(228)
Subordinated Debt	243	(110)	133
Total Interest Expense	1,633	(2,545)	(912)

NET INTEREST INCOME	$8,288	$(4,527)	$3,761

Taxable-equivalent net interest income was $39,319,000 for the six months ended June 30, 2020, an increase of $3,761,000 or 11 percent compared to the six months ended June 30, 2019.

For the six months ended June 30, 2020, Mid Penn’s tax-equivalent net interest margin was 3.41% compared to 3.69% for the same period in 2019. Though the year-to-date average balance of interest-earning assets increased year over year, the yields on interest earning assets declined due to both (i) the significant average balance of PPP loans outstanding totaling $240,204,000 during the six months ended June 30, 2020 which earn interest at a rate of 1 percent, and (ii) reductions in the yield curve subsequent to June 2019, including the impact of the three rate decreases approved by the  Federal Open Market Committee (“FOMC”), for 0.75% combined during the latter half of 2019, and the 1.50% of combined rate cuts, during March 2020 in response to the COVID-19 pandemic.  Decreases in the yields on interest earning assets were partially offset by the recognition of $2,371,000 of PPP loan processing fees in total interest income. The total cost of deposits for the six months ended June 30, 2020 favorably decreased compared to the same periods in 2019 as a result of the aforementioned yield curve reductions and FOMC rate cuts providing for management to significantly reduce deposit account rates while still maintaining and growing core deposit balances.

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

MID PENN BANCORP, INC.

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first six months of 2020, and shifting collateral values from December 31, 2019 to June 30, 2020.

Management performed a current evaluation of the adequacy of the loan and lease loss allowance and based on this evaluation, a loan loss provision of $1,050,000 and $465,000 was recorded for the three months ended June 30, 2020 and 2019, respectively.  During the six months ended June 30, 2020, the provision for the loan and lease losses was $1,600,000 compared to $590,000 for the six months ended June 30, 2019. The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  The increase in the loan loss reserves and the quarterly provision was primarily the result of an increase in qualitative factors related to economic and external conditions when compared to prior periods, with such changes driven by the potential for ongoing financial implications from the COVID-19 pandemic on Mid Penn’s customers and market area. Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.

Noninterest Income

During the three months ended June 30, 2020, noninterest income totaled $3,622,000, an increase of $748,000 or 26 percent, compared to noninterest income of $2,874,000 for the three months ended June 30, 2019. For the six months ended June 30, 2020, noninterest income totaled $6,556,000, an increase of $1,633,000 or 33 percent, compared to noninterest income of $4,923,000 for the same period 2019.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2020	2019	$ Variance	% Variance
Income from fiduciary and wealth management activities	$421	$347	$74	21%
Service charges on deposits	115	218	(103)	-47%
ATM debit card interchange income	475	380	95	25%
Mortgage banking income	1,638	1,077	561	52%
Net gain on sales of SBA loans	178	233	(55)	-24%
Net gain on sales of investment securities	111	17	94	553%
Other income	510	419	91	22%

(Dollars in Thousands)	Six Months Ended June 30,
	2020	2019	$ Variance	% Variance
Income from fiduciary and wealth management activities	$805	$706	$99	14%
Service charges on deposits	320	435	(115)	-26%
ATM debit card interchange income	891	714	177	25%
Mortgage banking income	2,820	1,514	1,306	86%
Net gain on sales of SBA loans	262	435	(173)	-40%
Net gain on sales of investment securities	243	24	219	913%
Other income	882	749	133	18%

Income from fiduciary and wealth management activities was $805,000 for the six months ended June 30, 2020, an increase of $99,000 or 14 percent, compared to fiduciary income of $706,000 for the same period in 2019. These additional revenues were attributed to growth in trust assets under management and increased sales of retail investment products, as well as additional fee income from Mid Penn’s expanded wealth management team.

Mortgage banking income was $2,820,000 for the six months ended June 30, 2020, an increase of $1,306,000 or 86 percent compared to mortgage banking income of $1,514,000 for the six months ended June 30, 2019.  Longer-term mortgage interest rates have declined significantly over the past twelve months, resulting in a higher level of mortgage originations (both purchase and refinance activity) and secondary-market loan sales when comparing the first six months of 2020 to the same period in 2019.

ATM debit card interchange income was $891,000 for the six months ended June 30, 2020, an increase of $177,000 or 25 percent compared to interchange income of $714,000 for the six months ended June 30, 2019. The increase resulted from increasing card-based transaction usage across our expanding transactional account customer base.

Net gains on sales of securities were $243,000 for the six months ended June 30, 2020, an increase of $219,000 compared to net gains on sales of securities of $24,000 for the six months ended June 30, 2019.  Sales volume and gains were driven by the implementation of asset/liability management strategies, which vary from quarter to quarter based upon market conditions and related yield curve and valuation changes.

Service charges on deposits were $320,000 for the six months ended June 30, 2020, a decrease of $115,000 or 26 percent compared to service charges on deposits of $435,000 for the six months ended June 30, 2019.  The decrease is due to lower non-sufficient funds fees incurred through the first half of 2020 when compared to the same period in 2019.

MID PENN BANCORP, INC.

Net gains on sales of SBA loans were $262,000 for the six months ended June 30, 2020, a decrease of $173,000 or 40 percent compared to net gains on sales of SBA loans of $435,000 during the same period of 2019.  Much of the decrease is due to the shift of the SBA lending function to documenting, processing, and funding PPP loans during the second quarter of 2020.

Other income was $882,000 for the six months ended June 30, 2020, an increase of $133,000 compared to other income of $749,000 for the six months ended June 30, 2019.  The increase in other income was primarily driven by higher volumes of fee-based income, including wire transfer fees, letter of credit fees, and credit card program referrals and royalties.

Noninterest Expense

For the three months ended June 30, 2020, noninterest expense totaled $15,403,000, an increase of $607,000 or 4 percent, compared to noninterest expense of $14,796,000 for the three months ended June 30, 2019. For the six months ended June 30, 2020, noninterest expense totaled $30,984,000, reflecting an increase of $1,885,000 or 6 percent, compared to noninterest expense of $29,099,000 for the six months ended June 30, 2019. The year-over-year increase in quarterly noninterest expense was attributable to both (i) growth-related business development officer additions since June 30, 2019, including those in Mid Penn’s expanded wealth management services, and (ii) increases across other expense categories reflective of the overall growth of the organization, including software licensing and utilization, Pennsylvania bank shares tax, and occupancy and equipment expenses.  Also, other expenses for the first two quarters of 2020 included approximately $138,000 of non-recurring FHLB prepayment costs resulting from Mid Penn’s early redemption of $17,500,000 of higher-cost term advances.  No FHLB borrowing prepayments occurred during the first six months of 2019.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2020 versus the corresponding period in 2019:

(Dollars in Thousands)	Three Months Ended June 30,
	2020	2019	$ Variance	% Variance
Salaries and employee benefits	$7,986	$7,786	$200	3%
Equipment expense	722	658	64	10%
Pennsylvania bank shares tax expense	55	245	(190)	-78%
Legal and professional fees	349	471	(122)	-26%
Marketing and advertising expense	98	226	(128)	-57%
Software licensing and utilization	1,297	1,111	186	17%
Intangible amortization	326	360	(34)	-9%
Other expenses	2,743	2,102	641	30%

(Dollars in Thousands)	Six Months Ended June 30,
	2020	2019	$ Variance	% Variance
Salaries and employee benefits	$16,267	$15,545	$722	5%
Equipment expense	1,435	1,285	150	12%
Pennsylvania bank shares tax expense	460	381	79	21%
Legal and professional fees	701	893	(192)	-22%
Marketing and advertising expense	302	405	(103)	-25%
Software licensing and utilization	2,518	2,132	386	18%
Intangible amortization	649	723	(74)	-10%
Other expenses	4,940	3,988	952	24%

Salaries and employee benefits were $16,267,000 for the six months ended June 30, 2020, an increase of $722,000 or 5 percent, versus the same period in 2019, with the increase primarily attributable to (i) retail staff added as part of the new Hazle Township branch location opened during the fourth quarter of 2019, (ii) the addition of private banking and insurance business development professionals to enhance our wealth management and insurance activities, (iii) increased commissions commensurate with the successes of the mortgage banking group, and (iv) increased expense for the substantial time and effort devoted to business development activities by many of our staff members during the second quarter of 2020.

Equipment expense increased $150,000 or 12 percent during the six months ended June 30, 2020 compared to the same period in 2019, and related to the expansion of the corporate administrative facilities to centralize back-office functions, as well as additional hardware and software enhancements placed in service to improve operations and efficiencies across the Mid Penn footprint.

Pennsylvania bank shares tax expense was $460,000 for the six months ended June 30, 2020, an increase of $79,000 or 20 percent compared to $381,000 for the six months ended June 30, 2019.  The increase in shares tax expense generally reflects the organic growth in the past year of the total shareholder equity balance upon which the tax is based, with some of the increase offset by non-recurring tax-credit-generating donations made during the second quarter of 2020.

MID PENN BANCORP, INC.

Software licensing and utilization costs were $2,518,000 for the six months ended June 30, 2020, an increase of $386,000 or 18 percent compared to $2,132,000 for the six months ended June 30, 2019.  This increase reflects the additional costs from both transaction volume-based charges, and licensing fees related to the addition of new staff and locations added since June 30, 2019, as well as costs associated with ensuring remote connectivity for an increased volume of employees in response to the COVID-19 work-from-home restrictions.  Additionally, Mid Penn continued to invest in upgrades to internal systems, networks, storage capabilities, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and increasing complexity of information technology management.

Legal and professional fees for the six months ended June 30, 2020 decreased by $192,000 or 22 percent compared to the same period in 2019, due primarily to the first six months of 2019 including additional services supporting a new third-party loan review service, as well as costs associated with supporting both trust and wealth management activities, and the update and revision of Mid Penn’s corporate governance and Board structure.

Marketing and advertising expense was $302,000 for the six months ended June 30, 2020, a decrease of $103,000 or 25 percent compared to $405,000 during the first six months of 2019.  The first six months of 2019 reflected additional advertising expense and promotional items expense to increase recognition and knowledge of Mid Penn’s Southeastern Pennsylvania mortgage origination team.  Similar expenses were not recognized in 2020.

Intangible amortization decreased from $723,000 during the six months ended June 30, 2019 to $649,000 during the six months ended June 30, 2020, as the core deposit intangible (“CDI”) amortization from the 2018 acquisitions of both (i) the Scottdale Bank and Trust on January 8, 2018, and (ii) First Priority Bancorp on July 31, 2018 continues to decrease as it is amortized using the sum-of-the-years digits method over a ten year term (which results in decreasing expense recognized in each year following the respective acquisition).

Income Taxes

The provision for income taxes was $1,682,000 during the three months ended June 30, 2020, an increase of $700,000 or 72 percent compared to $980,000 for the same period in 2019.  The provision for income taxes for the three months ended June 30, 2020 reflects an effective tax rate of 19.8%, compared to an effective tax rate of 18.2% for the three months ended June 30, 2019. The provision for income taxes was $2,332,000 during the six months ended June 30, 2020, an increase of $502,000 or 27 percent compared to $1,830,000 for the same period in 2019.   The provision for income taxes for the six months ended June 30, 2020 reflects an effective tax rate of 18.0%, compared to an effective tax rate of 17.8% for the six months ended June 30, 2019. The increase in the effective tax rate for 2020 reflects (i) the additional pre-tax income generated year-to-date when compared to 2019, (ii) less tax-exempt income generated in 2020 due to strategic reductions in the tax-exempt investment security portfolio, and (iii) an increase in the expected tax liability for New Jersey taxes in 2020.  Some of the increase was offset by federal tax credits recognized related to Mid Penn’s investment in a low-income housing project in Dauphin County, Pennsylvania.  The units were substantially completed and met the occupancy requirements necessary to begin recognizing the related amortization and tax credits during the fourth quarter of 2019.  Similar credits were not recognized during the six months ended June 30, 2019.

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

Financial Condition

Overview

Mid Penn’s total assets were $2,922,365,000 as of June 30, 2020, reflecting an increase of $691,190,000 or 31 percent compared to total assets of $2,231,175,00 as of December 31, 2019, and an increase of $786,243,000 or 37 percent compared to total assets of $2,136,122,000 as of June 30, 2019.  Asset growth during the second quarter of 2020 included the significant volume of $588,667,000 of PPP loans still outstanding, net of deferred fees, as of June 30, 2020.  Additionally, total core banking loans (total loans excluding both the PPP portfolio and mortgage loans held for sale) increased to $1,857,098,000 as of June 30, 2020, representing an annualized core loan growth rate of over 10 percent since the end of 2019.  The asset growth was funded by both (i) $413,919,000 of deposit growth, representing an annualized deposit growth rate of 43 percent, with more than half of such growth favorably being in noninterest-bearing deposits; and (ii) a $256,316,000 net increase in wholesale borrowings, including $203,937,000 of funding obtained from the Federal Reserve PPPLF.

MID PENN BANCORP, INC.

Loans

Total loans at June 30, 2020 were $2,445,765,000 compared to $1,762,756,000 at December 31, 2019, an increase of $683,009,000 or 39 percent since year-end 2019.  Much of the growth is attributable to the funding of PPP loans during the second quarter of 2020, with $588,667,000 of PPP loans outstanding, net of deferred PPP processing fees of $17,958,000 as of June 30, 2020.  The remaining increase of $94,342,000 (annualized growth rate of nearly 9 percent) was driven by organic growth, particularly within both commercial real estate credits, and commercial and industrial financing loans.

(Dollars in thousands)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial and industrial	$929,390	38.0%	$339,147	19.2%
Commercial real estate	998,673	40.8%	929,138	52.7%
Commercial real estate - construction	224,357	9.2%	181,690	10.3%
Residential mortgage	218,352	8.9%	236,724	13.4%
Home equity	68,165	2.8%	68,271	3.9%
Consumer	6,828	0.3%	7,786	0.5%
	$2,445,765	100.0%	$1,762,756	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.  Also, PPP loans, which are included in the commercial and industrial classification, are fully guaranteed by the Small Business Administration, and, as such, no allowance for loan losses was recorded against the $588,667,000 balance of PPP loans outstanding as of June 30, 2020.

For the six months ended June 30, 2020, Mid Penn had net loan charge-offs of $48,000 compared to net charge-offs of $216,000 during the same period in 2019.  None of the charge offs in the first six months of 2020 were a result of the COVID-19 pandemic.  Loans charged off during the first six months of 2020 totaled $70,000 and included three commercial and industrial loans for $45,000, one commercial real estate (construction) loan for $7,000, one consumer loan for $5,000, and $13,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the six months ended June 30, 2020 and 2019 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2020	2019
Balance, beginning of period	$9,515	$8,397

Loans charged off during period	(70)	(304)
Recoveries of loans previously charged off	22	88
Net charge-offs	(48)	(216)

Provision for loan and lease losses	1,600	590
Balance, end of period	$11,067	$8,771

Ratio of net loan charge-offs to average loans outstanding, annualized	0.01%	0.00%

Ratio of allowance for loan losses to net loans at end of period	0.45%	0.52%

Improvements in the ratio of allowance for loan losses to net loans since December reflect the substantial increase in outstanding loans due to Mid Penn’s participation in the PPP program.  The allowance for loan and lease losses as a percentage of loans, excluding PPP loans which are guaranteed by the SBA and have no associated allowance, was 0.60% as of June 30, 2020.

MID PENN BANCORP, INC.

Other than as described herein, including the disclosures in previous sections regarding the continued impact of the COVID-19 pandemic, Mid Penn does not believe there are any trends or events at this time that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions, including those related to COVID-19, may eventually impact some borrowers’ abilities to comply with their repayment terms.  Accordingly, Mid Penn increased its qualitative factors for economic and external conditions as part of its general component determination.  Mid Penn continues to monitor closely the financial strength of these borrowers and the economic conditions impacting them, including the impacts from the COVID-19 pandemic.

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

The following table presents the change in nonperforming asset categories as of June 30, 2020, December 31, 2019, and June 30, 2019.

(Dollars in thousands)
	June 30, 2020	December 31, 2019	June 30, 2019
Nonperforming Assets:
Nonaccrual loans	$13,804	$11,471	$6,165
Accruing troubled debt restructured loans	477	490	503
Total nonperforming loans	14,281	11,961	6,668

Foreclosed real estate	1,718	196	390
Total non-performing assets	15,999	12,157	7,058

Accruing loans 90 days or more past due	800	—	—
Total risk elements	$16,799	$12,157	$7,058

Nonperforming loans as a % of total
loans outstanding	0.58%	0.68%	0.39%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.65%	0.69%	0.42%

Ratio of allowance for loan losses
to nonperforming loans	77.49%	79.55%	131.54%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Nonperforming loans increased from $11,961,000 at December 31, 2019 to $14,281,000 at June 30, 2020 primarily due to one home equity loan relationship totaling $2,378,000 being designated as nonaccrual. One loan relationship which accounts for $7,385,000 of the nonperforming loan balance is discussed in more detail below.  None of the nonperforming assets were impaired as a result of the COVID-19 pandemic as the conditions resulting in the respective asset’s impairment preceded the pandemic.  However, as Mid Penn pursues full collection of these assets, the timing or extent of resolution may ultimately be impacted if the pandemic persists.

Loan relationship no. 1 – At June 30, 2020, the contractual outstanding principal balance of this loan relationship was $7,385,000 and was comprised of two commercial and industrial loans and one commercial real estate credit acquired in 2018.  Given that the fair value of the collateral, primarily comprised of a significant amount of commercial real estate, exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management is diligently pursuing its full rights given its priority liens to the collateral under the loan agreements to collect the remaining outstanding balance.

The increase in foreclosed real estate from $196,000 at December 31, 2019 to $1,718,000 at June 30, 2020 was primarily driven by the transfer of one loan relationship totaling $1,465,000 from nonaccrual status to foreclosed real estate during the first six months of 2020, which is discussed in more detail below.

Foreclosed real estate no. 1 – At June 30, 2020, this property consisted of a commercial property and was carried at a net realizable value of $1,465,000.  Management has actively listed the property for sale and expects to recover its full investment in this property at the time of sale.

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

(Dollars in thousands)
	June 30, 2020	December 31, 2019
Period ending total loans outstanding	$2,445,765	$1,762,756
Allowance for loan and lease losses	11,067	9,515
Total Nonperforming loans	14,281	11,961
Nonperforming and impaired loans with partial charge-offs	103	332

Ratio of nonperforming loans with partial charge-offs
to total loans	0.00%	0.02%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	0.72%	2.78%

Coverage ratio net of nonperforming loans with
partial charge-offs	78.06%	81.82%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.45%	0.54%

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

It is Mid Penn’s policy to obtain updated third-party valuations on all impaired loans collateralized by real estate as soon as practically possible following the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until such time Mid Penn is in receipt of the updated valuation.  The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals.  To date, there have been no material time lapses noted with the above processes.

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

Mid Penn had loans with an aggregate balance of $14,237,000 which were deemed by management to be impaired at June 30, 2020, including $1,785,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015 and the Scottdale and First Priority acquisitions in 2018.  Of the $12,452,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $1,210,000 were commercial and industrial relationships, $8,028,000 were commercial real estate relationships, $2,406,000 were home equity relationships, $776,000 were residential relationships, and $32,000 were commercial real estate – construction relationships.  There were specific loan loss reserve allocations of $190,000 against $902,000 of commercial real estate loan relationships and $53,000 of specific loan loss reserve allocations against $198,000 of commercial and industrial loan relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

In addition, a portion of the allowance is established for losses inherent in the loan and lease portfolio which have not been identified by the quantitative processes described above.  This determination inherently involves a higher degree of subjectivity, and considers risk factors that may not have yet manifested themselves in historical loss experience.  These factors include:

•

changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (and the potential adverse impacts on the economy from the COVID-19 pandemic);

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
•

the effect of other external factors such as competition, legal and regulatory requirements, governmental restrictions impacting business activity as a result of the COVID-19 pandemic, and other factors beyond the control of Mid Penn which could affect the level of estimated credit losses in the institution's existing portfolio; and

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

Management believes, based on information currently available, that the allowance for loan losses of $11,067,000 is adequate as of June 30, 2020 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first six months of 2020 were from the $413,919,000 net increase in deposits, $203,937,000 net increase in short-term borrowings, and $104,144,000 of proceeds from sales of mortgage loans originated for sale.

Major uses of cash in the first six months of 2020 were $684,579,000 to fund portfolio loan growth (primarily PPP commercial loans), $114,714,000 to fund mortgage loans originated for sale, and $80,880,000 to fund the purchase of held-to-maturity investment securities.

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

Regulatory Capital Changes

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.  The final rules implemented higher minimum capital requirements, added a new common equity Tier 1 capital requirement, and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  Under the new rules, in order to avoid limitations on capital distributions (including dividend payments and certain discretionary bonus payments to executive officers), a banking organization must hold a capital conservation buffer comprised of common equity Tier 1 capital above its minimum risk-based capital requirements, which amount must be greater than 2.5% of total risk-weighted assets.

MID PENN BANCORP, INC.

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

Shareholders’ equity increased by $5,471,000 or 2 percent from $237,874,000 as of December 31, 2019 to $243,345,000 as of June 30, 2020. The increase in shareholders’ equity reflects the growth in retained earnings through year-to-date net income, net of dividends paid.  Some of the increase was offset by the initiation of Mid Penn’s treasury stock repurchase program, resulting in a treasury stock balance of $1,560,000 as of June 30, 2020.  Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both June 30, 2020 and December 31, 2019.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At June 30, 2020, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2020 and December 31, 2019:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)					Under Prompt
			Minimum Capital		Corrective
	Actual:		Required:		Action Provisions:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of June 30, 2020:
Tier 1 Capital (to Average Assets)	$174,941	6.6%	$105,830	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	174,941	9.5%	129,072	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	174,941	9.5%	156,731	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	228,094	12.4%	193,608	10.5%	N/A	N/A

Mid Penn Bank
As of June 30, 2020:
Tier 1 Capital (to Average Assets)	$193,774	7.3%	$105,805	4.0%	$132,256	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	193,774	10.5%	128,993	7.0%	119,779	6.5%
Tier 1 Capital (to Risk Weighted Assets)	193,774	10.5%	156,635	8.5%	147,421	8.0%
Total Capital (to Risk Weighted Assets)	214,418	11.6%	193,490	10.5%	184,276	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2019:
Tier 1 Capital (to Average Assets)	$168,146	7.8%	$86,773	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	120,020	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	145,738	8.50%	N/A	N/A
Total Capital (to Risk Weighted Assets)	204,811	11.9%	180,030	10.50%	N/A	N/A

Mid Penn Bank
As of December 31, 2019:
Tier 1 Capital (to Average Assets)	$185,101	8.5%	$86,760	4.00%	$108,450	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	119,995	7.00%	111,424	6.5%
Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	145,708	8.50%	137,137	8.0%
Total Capital (to Risk Weighted Assets)	204,196	11.9%	179,992	10.50%	171,421	10.0%

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At June 30, 2020, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

June 30, 2020			December 31, 2019
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	13.32%	≥ -20%	300	10.43%	≥ -20%
200	9.11%	≥ -15%	200	6.84%	≥ -15%
100	4.24%	≥ -10%	100	3.37%	≥ -10%
0			0
(100)	-4.30%	≥ -10%	(100)	-2.87%	≥ -10%
(200)	-9.39%	≥ -15%	(200)	-4.99%	≥ -15%
(300)	-14.46%	≥ -20%	(300)	-8.66%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2020, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the six months ended June 30, 2020.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, to determine if there were material changes applicable to the three and six months ended June 30, 2020.  There are no material changes to such risk factors, other than as described below.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

•	Exhibit 3(ii) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2010.)
•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document
•	Exhibit 101.CAL – Inline XBRL Taxonomy Extension Calculation Linkbase Document
•	Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document
•	Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document
•	Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document
•	Exhibit 104 – Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 7, 2020

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Senior Executive Vice President and Chief Financial Officer

Date:	August 7, 2020