Form 10-Q
period 2020-09-30
MID PENN BANCORP INC
filed 2020-11-09
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had 8,415,589 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. its consolidated wholly-owned banking subsidiary, and its nonbank subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$42,628	$25,746
Interest-bearing balances with other financial institutions	4,097	4,657
Federal funds sold	148,632	108,627
Total cash and cash equivalents	195,357	139,030

Investment securities available for sale, at fair value	8,337	37,009
Investment securities held to maturity, at amortized cost (fair value $144,708 and $137,476)	140,474	136,477
Equity securities available for sale, at fair value	1,522	507
Loans held for sale	30,938	8,422
Loans and leases, net of unearned interest	2,521,827	1,762,756
Less: Allowance for loan and lease losses	(12,170)	(9,515)
Net loans and leases	2,509,657	1,753,241

Bank premises and equipment, net	25,227	24,937
Operating lease right of use asset	10,173	11,442
Finance lease right of use asset	3,312	3,447
Cash surrender value of life insurance	17,108	16,881
Restricted investment in bank stocks	7,726	4,902
Accrued interest receivable	14,663	7,964
Deferred income taxes	4,819	2,810
Goodwill	62,840	62,840
Core deposit and other intangibles, net	4,791	5,758
Foreclosed assets held for sale	1,716	196
Other assets	14,275	15,312
Total Assets	$3,052,935	$2,231,175

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$534,918	$310,036
Interest-bearing demand	630,160	458,451
Money Market	679,024	488,748
Savings	192,314	177,737
Time	419,982	477,422
Total Deposits	2,456,398	1,912,394

Short-term borrowings	203,842	—
Long-term debt	75,199	32,903
Subordinated debt	41,972	27,070
Operating lease liability	11,212	12,544
Accrued interest payable	2,840	2,208
Federal income tax payable	1,734	—
Other liabilities	11,549	6,182
Total Liabilities	2,804,746	1,993,301

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; Shares issued: 8,508,241 at Sept. 30, 2020 and 8,480,938 at Dec. 31, 2019; Shares outstanding: 8,415,589 at Sept. 30, 2020 and 8,480,938 at Dec. 31, 2019	8,508	8,481
Additional paid-in capital	178,659	178,159
Retained earnings	63,099	50,891
Accumulated other comprehensive (loss) income	(284)	343
Treasury stock, at cost; 92,652 shares at September 30, 2020	(1,793)	—
Total Shareholders’ Equity	248,189	237,874
Total Liabilities and Shareholders' Equity	$3,052,935	$2,231,175

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans and leases	$25,136	$22,573	$72,501	$65,865
Interest and dividends on investment securities:
U.S. Treasury and government agencies	278	701	1,409	2,433
State and political subdivision obligations, tax-exempt	265	495	734	1,698
Other securities	406	215	882	597
Total interest and dividends on investment securities	949	1,411	3,025	4,728

Interest on other interest-bearing balances	3	23	36	80
Interest on federal funds sold	34	506	447	704
Total Interest Income	26,122	24,513	76,009	71,377
INTEREST EXPENSE
Interest on deposits	3,767	5,830	13,156	15,692
Interest on short-term borrowings	181	69	226	458
Interest on long-term and subordinated debt	766	847	2,208	2,384
Total Interest Expense	4,714	6,746	15,590	18,534
Net Interest Income	21,408	17,767	60,419	52,843
PROVISION FOR LOAN AND LEASE LOSSES	1,100	565	2,700	1,155
Net Interest Income After Provision for Loan and Lease Losses	20,308	17,202	57,719	51,688
NONINTEREST INCOME
Mortgage banking income	3,107	1,091	5,927	2,605
Income from fiduciary and wealth management activities	462	386	1,267	1,092
Service charges on deposits	140	230	460	665
ATM debit card interchange income	535	434	1,426	1,148
Net gain on sales of SBA loans	173	275	435	710
Merchant services income	95	115	276	304
Earnings from cash surrender value of life insurance	75	79	227	236
Net gain on sales of investment securities	150	46	393	70
Other income	565	347	1,447	1,096
Total Noninterest Income	5,302	3,003	11,858	7,926
NONINTEREST EXPENSE
Salaries and employee benefits	10,279	8,425	26,546	23,970
Occupancy expense, net	1,338	1,232	4,110	3,977
Equipment expense	713	671	2,148	1,956
Pennsylvania bank shares tax expense	409	359	869	740
FDIC Assessment	547	(131)	1,216	542
Legal and professional fees	336	311	1,037	1,204
Marketing and advertising expense	104	238	406	643
Software licensing and utilization	1,363	1,150	3,881	3,282
Telephone expense	134	150	405	465
Gain on sale or write-down of foreclosed assets, net	(8)	(36)	(8)	(22)
Intangible amortization	317	355	966	1,078
Other expenses	2,642	1,959	7,582	5,947
Total Noninterest Expense	18,174	14,683	49,158	43,782
INCOME BEFORE PROVISION FOR INCOME TAXES	7,436	5,522	20,419	15,832
Provision for income taxes	889	709	3,221	2,539
NET INCOME	$6,547	$4,813	$17,198	$13,293

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.78	$0.57	$2.04	$1.57
Cash Dividends Paid	$0.18	$0.18	$0.59	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,
	2020	2019

Net income	$6,547	$4,813

Other comprehensive (loss) income:

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of $24 and $51, respectively	90	190

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($32) and ($9), respectively (a)	(118)	(37)

Change in defined benefit plans, net of income taxes of ($27) and ($61), respectively (b)	(101)	(231)

Reclassification adjustment for other activity related to benefit
plans, net of income taxes of ($1) and ($4), respectively (c)	(5)	(17)

Total other comprehensive (loss)	(134)	(95)

Total comprehensive income	$6,413	$4,718

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019

Net income	$17,198	$13,293

Other comprehensive (loss) income:

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of $111 and $847, respectively	419	3,188

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($83) and ($14), respectively (a)	(310)	(56)

Change in defined benefit plans, net of income tax impact of ($194) and ($145), respectively (b)	(741)	(545)

Reclassification adjustment for settlement losses (gains) and other activity related to benefit
plans, net of income taxes of $1 and ($21), respectively (c)	5	(78)

Total other comprehensive (loss) income	(627)	2,509

Total comprehensive income	$16,571	$15,802

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(c)

The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss.  Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.  Please reference Note 11 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2020	$8,481	$178,159	$50,891	$343	$—	$237,874
Net income	—	—	3,818	—	—	3,818
Total other comprehensive loss, net of taxes	—	—	—	(395)	—	(395)
Common stock dividends declared	—	—	(1,950)	—	—	(1,950)
Employee Stock Purchase Plan (1,647 shares)	1	32	—	—	—	33
Director Stock Purchase Plan (1,743 shares)	2	33	—	—	—	35
Restricted stock activity	—	96	—	—	—	96
Balance, March 31, 2020	$8,484	$178,320	$52,759	$(52)	$—	$239,511

Net income	—	—	6,833	—	—	6,833
Total other comprehensive loss, net of taxes	—	—	—	(98)	—	(98)
Common stock dividends declared	—	—	(1,523)	—	—	(1,523)
Repurchased stock (80,523 shares)	—	—	—	—	(1,560)	(1,560)
Employee Stock Purchase Plan (2,365 shares)	3	42	—	—	—	45
Director Stock Purchase Plan (2,231 shares)	2	39	—	—	—	41
Restricted stock activity	—	96	—	—	—	96
Balance, June 30, 2020	$8,489	$178,497	$58,069	$(150)	$(1,560)	$243,345

Net income	—	—	6,547	—	—	6,547
Total other comprehensive loss, net of taxes	—	—	—	(134)	—	(134)
Common stock dividends declared	—	—	(1,517)	—	—	(1,517)
Repurchased stock (12,129 shares)	—	—	—	—	(233)	(233)
Employee Stock Purchase Plan (2,113 shares)	2	34	—	—	—	36
Director Stock Purchase Plan (2,434 shares)	2	39	—	—	—	41
Restricted stock activity (14,770 shares)	15	89	—	—	—	104
Balance, September 30, 2020	$8,508	$178,659	$63,099	$(284)	$(1,793)	$248,189

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, CONTINUED (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	$8,460	$177,565	$39,562	$(2,378)	$—	$223,209
Impact of adoption of new accounting standard (a)	—	—	316	—	—	316
Balance at January 1, 2019, adjusted	8,460	177,565	39,878	(2,378)	—	223,525
Net income	—	—	4,077	—	—	4,077
Total other comprehensive income, net of taxes	—	—	—	1,807	—	1,807
Common stock dividends declared	—	—	(2,113)	—	—	(2,113)
Employee Stock Purchase Plan (1,152 shares)	1	27	—	—	—	28
Director Stock Purchase Plan (1,361 shares)	1	32	—	—	—	33
Restricted stock activity	—	80	—	—	—	80
Balance, March 31, 2019	$8,462	$177,704	$41,842	$(571)	$—	$227,437

Net income	—	—	4,403	—	—	4,403
Total other comprehensive income, net of taxes	—	—	—	797	—	797
Common stock dividends declared	—	—	(1,524)	—	—	(1,524)
Employee Stock Purchase Plan (1,411 shares)	2	34	—	—	—	36
Director Stock Purchase Plan (1,336 shares)	1	32	—	—	—	33
Restricted stock activity	—	80	—	—	—	80
Balance, June 30, 2019	$8,465	$177,850	$44,721	$226	$—	$231,262

Net income	—	—	4,813	—	—	4,813
Total other comprehensive loss, net of taxes	—	—	—	(95)	—	(95)
Common stock dividends declared	—	—	(1,525)	—	—	(1,525)
Employee Stock Purchase Plan (1,249 shares)	1	30	—	—	—	31
Director Stock Purchase Plan (1,397 shares)	1	34	—	—	—	35
Restricted stock activity (10,637 shares)	11	80	—	—	—	91
Balance, September 30, 2019	$8,478	$177,994	$48,009	$131	$—	$234,612

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-02, Leases. See Note 2 to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net Income	$17,198	$13,293
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	2,700	1,155
Depreciation	2,393	2,101
Amortization of intangibles	966	1,078
Net amortization of security discounts/premiums	565	547
Amortization of operating lease right of use assets	1,269	1,244
Amortization of finance lease right of use asset	135	105
Gain on sales of investment securities	(393)	(70)
Earnings on cash surrender value of life insurance	(227)	(253)
Mortgage loans originated for sale	(243,179)	(116,313)
Proceeds from sales of mortgage loans originated for sale	226,590	113,505
Gain on sale of mortgage loans	(5,927)	(2,605)
SBA loans originated for sale	(6,410)	(11,187)
Proceeds from sales of SBA loans originated for sale	6,845	11,897
Gain on sale of SBA loans	(435)	(710)
Loss on write-down or disposal of property, plant, and equipment	45	163
Gain on sale or write-down of foreclosed assets	(8)	(22)
Stock compensation expense	296	251
Deferred income tax benefit	(2,773)	(682)
Increase in accrued interest receivable	(6,699)	(170)
Decrease (increase) in other assets	1,247	(6,407)
Increase in accrued interest payable	632	561
Net change in operating lease liability	(1,332)	(1,332)
Increase in other liabilities	5,398	1,044
Net Cash (Used In) Provided By Operating Activities	(1,104)	7,193

Investing Activities:
Proceeds from the sale of available-for-sale securities	91,854	69,377
Proceeds from the maturity or call of available-for-sale securities	8,513	8,860
Purchases of available-for-sale securities	(71,297)	(14,911)
Proceeds from the maturity or call of held-to-maturity securities	93,029	18,892
Purchases of held-to-maturity securities	(95,758)	(21,328)
Purchases of equity securities, available for sale	(1,000)	—
(Purchases) redemptions of restricted investment in bank stock	(2,824)	541
Net increase in loans and leases	(760,645)	(87,000)
Proceeds from bank owned life insurance	—	140
Purchases of bank premises and equipment	(2,938)	(1,592)
Proceeds from the sale of foreclosed assets	17	1,306
Net Cash Used In Investing Activities	(741,049)	(25,715)

Financing Activities:
Net increase in deposits	544,004	164,067
Net increase (decrease) in short-term borrowings	203,842	(31,100)
Common stock dividends paid	(4,990)	(5,162)
Proceeds from Employee Stock Purchase Plan stock issuance	108	95
Proceeds from Director Stock Purchase Plan stock issuance	111	101
Treasury stock purchased	(1,793)	—
Net change in finance lease liability	(62)	(26)
Proceeds from the issuance of subordinated debt	15,000	—
Issuance of long-term debt	70,000	13,500
Long-term debt repayment	(27,740)	(2,139)
Net Cash Provided By Financing Activities	798,480	139,336

Net increase in cash and cash equivalents	56,327	120,814
Cash and cash equivalents, beginning of period	139,030	40,065
Cash and cash equivalents, end of period	$195,357	$160,879

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,958	$17,973
Cash paid for income taxes	2,370	3,735

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$—	$11,661
Recognition of operating lease liabilities	—	12,866
Recognition of finance lease right of use asset	—	3,597
Recognition of finance lease liability	—	3,597
Asset transferred to bank premises and equipment held for sale	210	1,274
Loans transferred to foreclosed assets held for sale	1,529	397

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and non-bank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional non-bank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management function of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of September 30, 2020, the accounts and activities of these non-bank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading, and the disclosures are adequate.  For comparative purposes, the balances for the periods ending September 30, 2019 and December 31, 2019 have been reclassified, when necessary, to conform to the 2020 presentation.  Such reclassifications had no impact on net income or total shareholders’ equity. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  Except for adjustments made related to the adoption of new accounting standards, in the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.

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

MID PENN BANCORP, INC.

Equity Securities

In accordance with ASC Topic 825, Financial Instruments, Mid Penn reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheets, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.  Mid Penn’s equity securities consisted of (i) Community Reinvestment Act (“CRA”) funds with a fair value totaling $516,000 and $507,000 as of September 30, 2020 and December 31, 2019, respectively and (ii) preferred stock of another financial institution, purchased during the third quarter of 2020, having a fair value of $1,006,000 as of September 30, 2020.  No equity securities were sold during the three or nine months ended September 30, 2020 or September 30, 2019.

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

Payroll Protection Program (“PPP”) Loans

On March 27, 2020, in response to the novel coronavirus (“COVID-19”) pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law by President Donald Trump.  This legislation created the federal Paycheck Protection Program (“PPP”) which permitted eligible business entities to apply for loans through a participating financial institution to cover payroll, rent, and other business expenses during the COVID-19 pandemic.  The PPP loans, which are 100 percent guaranteed by the Small Business Administration (“SBA”), have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The vast majority of Mid Penn’s PPP loans have a two-year term to maturity.  The SBA may forgive the PPP loans if at least 60 percent of the proceeds are used for payroll costs.  Also, the borrowers will not have to make any payments for six months following the date of disbursement of the loan, though interest will continue to accrue during the deferment period.   The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  In addition to the processing fees, Mid Penn recorded related loan origination costs.  As of September 30, 2020, Mid Penn had received $20,883,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative.   The balance of these fees that have not yet been realized as income, and the related loan origination costs are deferred in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other

MID PENN BANCORP, INC.

Costs and will be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  During the three and nine months ended September 30, 2020, Mid Penn recognized $2,583,000 and $4,954,000, respectively, of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.

As of September 30, 2020, Mid Penn had $613,924,000 of net PPP loans outstanding ($629,853,000 of gross PPP loans, net of deferred PPP processing fees of $15,929,000) with all of these loans being recorded in the commercial and industrial loan portfolio classification.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopted the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  The allowance consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $83,000 at September 30, 2020 and $80,000 at December 31, 2019.

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

As of September 30, 2020, Mid Penn had $613,924,000 of PPP loans outstanding, net of deferred fees, which are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to that pool.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  Loans acquired at fair value and included in the balance of loans and leases, net of unearned interest on the Consolidated Balance Sheets totaled $295,290,000 and $414,498,000 as of September 30, 2020 and December 31, 2019, respectively.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans, and discounting those cash flows at a market rate of interest.

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

Loan-Level Interest Rate Swaps

Beginning during the second quarter of 2020, Mid Penn entered into loan-level interest rate swaps (“swaps”) to facilitate certain customer transactions and meet their financing needs.  These swaps qualify as derivatives, but are not designated as hedging instruments.   A loan-level interest rate swap is a contract in which the series of interest rate flows (fixed and variable) are exchanged over the term of a loan with certain qualifying commercial loan customers, and Mid Penn simultaneously enters into an interest rate swap with a dealer counterparty with identical notional amounts and terms. The net result of these swaps is that the customer pays a fixed interest rate and Mid Penn receives a floating interest rate.  The swap positions with customers are equally offset with the dealer counterparties to minimize the potential impact on Mid Penn’s financial statements.

MID PENN BANCORP, INC.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and, at September 30, 2020, totaled $210,000 related to a full-service retail banking property to be closed and listed for sale on December 31, 2020. The balance of the bank premises held for sale is included in other assets on the Consolidated Balance Sheet as of September 30, 2020. There were no premises and equipment classified as held for sale as of December 31, 2019.

During 2019, Mid Penn sold the land and facility formerly used as a full-service retail banking property. An impairment charge of $105,000 was recorded during the first nine months of 2019 related to this property and is included in other expenses on the Consolidated Statement of Income.  Similar impairment charges were not recorded during the nine months ended September 30, 2020.

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

As of September 30, 2020, Mid Penn had $136,000 of residential real estate held in other real estate owned and $89,000 in loans for which formal foreclosure proceedings were in process.  As of December 31, 2019, Mid Penn had $78,000 of residential real estate held in other real estate owned and $84,000 in loans for which formal foreclosure proceedings were in process.

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

Investments in Limited Partnerships

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $157,000 at September 30, 2020, and $190,000 at December 31, 2019, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

Mid Penn also owns a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization, was $6,872,000 and $7,249,000 on September 30, 2020 and December 31, 2019, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000.  Investments made to date, and any future payments under this commitment, are paid in installments over the course of the construction and completion phases of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period, as the facilities became operational and began to be occupied beginning in December 2019.  The project has been conditionally awarded $8,613,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, with an annual LIHTC amount of approximately $861,000 to be awarded to Mid Penn in the year-ended December 31, 2020 and each full year thereafter during the ten-year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018 and the investment is expected to be fully funded by the end of 2020.  Similar to the recognition period of the tax credits, Mid Penn intends to amortize this low-income housing investment using the cost amortization method over a ten-year period.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $4,607,000 and $5,526,000 at September 30, 2020 and December 31, 2019, respectively.  Core deposit amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $919,000 and $1,033,000 for the nine months ended September 30, 2020 and 2019, respectively.  Core deposit amortization expense was $300,000 and $338,000 for the three months ended September 30, 2020 and 2019, respectively.   The core deposit intangible for each respective acquisition (Phoenix Bancorp, Inc. (“Phoenix”) in March 2015; The Scottdale Bank and Trust Company (“Scottdale”) in January 2018; and First Priority Financial Corp. (“First Priority) in July 2018) is being amortized over a ten-year period starting at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  During 2020 and continuing through the period subsequent to September 30, 2020, the novel coronavirus (“COVID-19”) global pandemic has impacted the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this COVID-19 event resulted in any impairment to Mid Penn’s business and the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, as reflected in the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, Mid Penn has recognized substantial total deposit growth of $544,003,000 or over 28 percent during the first nine months of 2020, with none of this growth attributable to brokered deposits.  Subsequent to September 30, 2020, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of impairment.

MID PENN BANCORP, INC.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was $62,840,000 at both September 30, 2020 and December 31, 2019, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its evaluation which was performed as of October 31, 2019 using a qualitative analysis.  Changes in economic and operating conditions could result in goodwill impairment in future periods.

In support of its March 31, 2020 financial reports, Mid Penn management performed a “Step One” goodwill analysis to determine whether the current or expected impact from the COVID-19 global pandemic resulted in any impairment to Mid Penn’s business and the recorded value of its goodwill intangible asset.  Based upon this goodwill analysis, Mid Penn management determined that there was no impairment to its goodwill. Subsequent “Step One” goodwill analyses were not performed after the first quarter of 2020 and through September 30, 2020; however, in response to the continued presence of the COVID-19 pandemic event and its impacts on the capital markets and the economy, management reviewed the criteria supporting the “Step One” assessment performed for the first quarter of 2020, including economic projections, anticipated cash flows, and current market data. Mid Penn management determined there were no adverse changes to these criteria and key considerations from this previous assessment, and that no additional events had occurred since this previous assessment.  Accordingly, management affirmed its determination that there is no impairment to its goodwill as of September 30, 2020.  As the COVID-19 event continues and its implications to the country, the economy, and specifically Mid Penn evolve, management will perform additional updated goodwill evaluations as necessary.

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

MID PENN BANCORP, INC.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance - September 30, 2020	$(19)	$(265)	$(284)

Balance - December 31, 2019	$(128)	$471	$343

During the nine months ended September 30, 2020, the fair value of plan assets in Mid Penn’s defined benefit pension plan was impacted by the economic implications of the COVID-19 pandemic, resulting in a decrease in the fair value of the plan assets and accumulated other comprehensive loss, net of the related income tax benefit, of $721,000 when comparing December 31, 2019 to September 30, 2020.

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

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,547	$4,813	$17,198	$13,293

Weighted average common shares outstanding (basic)	8,415,252	8,473,080	8,447,417	8,465,249
Effect of dilutive unvested restricted stock grants	3,678	5,638	580	3,051
Weighted average common shares outstanding (diluted)	8,418,930	8,478,718	8,447,997	8,468,300

Basic earnings per common share	$0.78	$0.57	$2.04	$1.57
Diluted earnings per common share	$0.78	$0.57	$2.04	$1.57

There were no antidilutive shares at September 30, 2020 and 2019.

(3)	Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. Treasury and government agencies, and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2020
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	8,359	2	26	8,335
Total available-for-sale debt securities	8,361	2	26	8,337
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$20,003	$138	$—	$20,141
Mortgage-backed U.S. government agencies	45,793	1,005	21	46,777
State and political subdivision obligations	64,151	2,952	19	67,084
Corporate debt securities	10,527	196	17	10,706
Total held-to-maturity debt securities	140,474	4,291	57	144,708
Total	$148,835	$4,293	$83	$153,045

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2019
Available-for-sale debt securities:
U.S. government agencies	$22,894	$6	$70	$22,830
Mortgage-backed U.S. government agencies	12,996	7	113	12,890
State and political subdivision obligations	30	—	—	30
Corporate debt securities	1,250	9	—	1,259
Total available-for-sale debt securities	37,170	22	183	37,009
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$50,210	$46	$220	$50,036
Mortgage-backed U.S. government agencies	42,098	95	102	42,091
State and political subdivision obligations	44,169	1,193	13	45,349
Total held-to-maturity debt securities	136,477	1,334	335	137,476
Total	$173,647	$1,356	$518	$174,485

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

Investment securities having a fair value of $118,143,000 at September 30, 2020 and $147,283,000 at December 31, 2019 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.  Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $306,551,000 as of September 30, 2020 and $169,051,000 as of December 31, 2019.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
September 30, 2020	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
Corporate debt securities	3	$4,048	$26	0	$—	$—	3	$4,048	$26
Total temporarily impaired available-for-sale debt securities	3	$4,048	$26	0	$—	$—	3	$4,048	$26

Held-to-maturity debt securities:
Mortgage-backed U.S. government agencies	4	$6,730	$21	0	$—	$—	4	$6,730	$21
State and political subdivision obligations	7	2,515	19	0	—	—	7	2,515	19
Corporate debt securities	6	5,420	17	0	—	—	6	5,420	17
Total temporarily impaired held-to-maturity debt securities	17	$14,665	$57	0	$—	$—	17	$14,665	$57
Total	20	$18,713	$83	0	$—	$—	20	$18,713	$83

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2019	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. government agencies	4	$4,652	$24	7	$11,982	$46	11	$16,634	$70
Mortgage-backed U.S. government agencies	1	1,643	4	14	10,603	109	15	12,246	113
Total temporarily impaired available-for-sale securities	5	$6,295	$28	21	$22,585	$155	26	$28,880	$183

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	18	$29,024	$219	1	$2,999	$1	19	$32,023	$220
Mortgage-backed U.S. government agencies	6	8,445	35	13	11,050	67	19	19,495	102
State and political subdivision obligations	3	1,383	13	0	—	—	3	1,383	13
Total temporarily impaired held to maturity securities	27	$38,852	$267	14	$14,049	$68	41	$52,901	$335
Total	32	$45,147	$295	35	$36,634	$223	67	$81,781	$518

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (i) whether management has the intent to sell the security, (ii) whether it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (iii) whether management expects to recover the entire amortized cost basis.  At September 30, 2020, the majority of available-for-sale securities and held-to-maturity securities in an unrealized loss position were corporate debt securities.  At December 31, 2019, the majority of the unrealized losses on securities in an unrealized loss position were attributed to U.S. government agencies and mortgage-back U.S. government agencies.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of September 30, 2020, December 31, 2019, or September 30, 2019, and did not record any securities impairment charges in the respective periods ended on these dates.  This determination reflects management’s assessment that no securities in its portfolio were impaired as a result of any COVID-19 pandemic impacts, to date, to the underlying issuers of securities.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three and nine months ended September 30, 2020 and 2019 are shown in the table below.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2020	2019	2020	2019
Realized gains	$150	$64	$405	$133
Realized losses	—	(18)	(12)	(63)
Net gains	$150	$46	$393	$70

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of September 30, 2020.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
September 30, 2020	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$3,159	$3,176
Due after 1 year but within 5 years	2,250	2,250	26,249	27,288
Due after 5 years but within 10 years	6,109	6,085	62,051	64,196
Due after 10 years	—	—	3,222	3,271
	8,359	8,335	94,681	97,931

Mortgage-backed securities	2	2	45,793	46,777
	$8,361	$8,337	$140,474	$144,708

(4)	Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by those rated as “pass” (net of deferred fees and costs of $16,536,000 as of September 30, 2020 and $1,081,000 as of December 31, 2019), and the loans classified as “special mention” and “substandard” within Mid Penn’s internal risk rating system as of September 30, 2020 and December 31, 2019, are as follows:

(Dollars in thousands)		Special
September 30, 2020	Pass	Mention	Substandard	Total
Commercial and industrial	$956,097	$9,657	$3,121	$968,875
Commercial real estate	1,004,999	2,406	14,013	1,021,418
Commercial real estate - construction	238,176	—	32	238,208
Residential mortgage	214,177	53	1,359	215,589
Home equity	68,002	5	2,393	70,400
Consumer	7,337	—	—	7,337
	$2,488,788	$12,121	$20,918	$2,521,827

(Dollars in thousands)		Special
December 31, 2019	Pass	Mention	Substandard	Total
Commercial and industrial	$326,573	$9,558	$3,016	$339,147
Commercial real estate	913,001	2,426	13,711	929,138
Commercial real estate - construction	181,650	—	40	181,690
Residential mortgage	235,252	55	1,417	236,724
Home equity	68,224	—	47	68,271
Consumer	7,786	—	—	7,786
	$1,732,486	$12,039	$18,231	$1,762,756

The increase in deferred fees and costs from December 31, 2019 to September 30, 2020 was the result of collected but unearned PPP loan processing fees related to the PPP loans which Mid Penn processed and disbursed during the second and third quarters of 2020.  PPP loans are included in commercial and industrial loans and are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as “pass” within Mid Penn’s internal risk rating system as of September 30, 2020.

Mid Penn had no loans classified as doubtful as of September 30, 2020 and December 31, 2019.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$859	$891	$—	$890	$890	$—
Commercial real estate	7,074	7,425	—	7,973	8,366	—
Commercial real estate - construction	32	34	—	40	61	—
Residential mortgage	834	859	—	817	838	—
Home equity	2,386	2,417	—	25	27	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$3	$68	$—
Commercial real estate	1,426	1,698	—	1,423	1,708	—
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	342	585	—	381	578	—
Home equity	—	14	—	1	5	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$53	$73	$41	$—	$—	$—
Commercial real estate	360	405	141	338	380	166
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$912	$964	$41	$893	$958	$—
Commercial real estate	8,860	9,528	141	9,734	10,454	166
Commercial real estate - construction	32	34	—	40	61	—
Residential mortgage	1,176	1,444	—	1,198	1,416	—
Home equity	2,386	2,431	—	26	32	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$932	$—	$—	$—
Commercial real estate	7,171	5	1,917	—
Commercial real estate - construction	32	—	40	4
Residential mortgage	805	6	889	7
Home equity	2,396	—	27	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$11	$—
Commercial real estate	1,428	—	1,630	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	347	—	1,055	—
Home equity	—	—	4	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$130	$—	$38	$—
Commercial real estate	560	—	617	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,062	$—	$49	$—
Commercial real estate	9,159	5	4,164	—
Commercial real estate - construction	32	—	40	4
Residential mortgage	1,152	6	1,944	7
Home equity	2,396	—	31	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Nine Months Ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$911	$—	$—	$—
Commercial real estate	7,325	5	2,697	11
Commercial real estate - construction	36	—	40	—
Residential mortgage	794	19	1,151	21
Home equity	1,210	—	38	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$1	$—	$22	$—
Commercial real estate	1,423	—	1,602	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	361	—	1,152	—
Home equity	1	—	4	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$67	$—	$1,202	$3
Commercial real estate	530	—	633	—
Commercial real estate - construction	—	—	183	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$979	$—	$1,224	$3
Commercial real estate	9,278	5	4,932	11
Commercial real estate - construction	36	—	223	—
Residential mortgage	1,155	19	2,303	21
Home equity	1,211	—	42	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of September 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Commercial and industrial	$913	$894
Commercial real estate	8,859	9,800
Commercial real estate - construction	32	40
Residential mortgage	706	711
Home equity	2,386	26
	$12,896	$11,471

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of September 30, 2020 and December 31, 2019 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
September 30, 2020	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$—	$1,490	$866	$2,356	$966,519	$968,875	$—
Commercial real estate	—	1,029	6,842	7,871	1,012,121	1,019,992	—
Commercial real estate - construction	—	—	—	—	238,208	238,208	—
Residential mortgage	—	2	328	330	214,917	215,247	—
Home equity	—	16	2,364	2,380	68,020	70,400	—
Consumer	3	1	—	4	7,333	7,337	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	—	1,417	1,417	9	1,426	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	182	182	160	342	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$3	$2,538	$11,999	$14,540	$2,507,287	$2,521,827	$—

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2019	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$—	$1,059	$890	$1,949	$337,195	$339,144	$—
Commercial real estate	1,298	11	7,819	9,128	918,587	927,715	—
Commercial real estate - construction	—	—	—	—	181,690	181,690	—
Residential mortgage	145	—	326	471	235,872	236,343	—
Home equity	34	—	—	34	68,236	68,270	—
Consumer	5	3	—	8	7,778	7,786	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	3	3	—	3	—
Commercial real estate	16	473	934	1,423	—	1,423	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	5	—	203	208	173	381	—
Home equity	—	—	—	—	1	1	—
Consumer	—	—	—	—	—	—	—
Total	$1,503	$1,546	$10,175	$13,224	$1,749,532	$1,762,756	$—

MID PENN BANCORP, INC.

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  PPP loans are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan losses was recorded against the $613,924,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of September 30, 2020.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2020	$2,786	$7,241	$65	$427	$517	$2	$29	$11,067
Charge-offs	—	—	—	(4)	—	(4)	—	(8)
Recoveries	—	—	—	—	—	11	—	11
Provisions (credits)	138	529	(4)	47	14	(7)	383	1,100
Ending balance,
September 30, 2020	$2,924	$7,770	$61	$470	$531	$2	$412	$12,170

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2020	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Charge-offs	(45)	—	(7)	(4)	—	(22)	—	(78)
Recoveries	2	1	2	3	1	24	—	33
Provisions (credits)	626	1,510	15	54	88	(2)	409	2,700
Ending balance,
September 30, 2020	2,924	7,770	61	470	531	2	412	12,170
Individually evaluated for impairment	41	141	—	—	—	—	—	182
Ending balance:
Collectively evaluated for impairment	$2,883	$7,629	$61	$470	$531	$2	$412	$11,988

Loans receivables:
Ending balance	$968,875	$1,021,418	$238,208	$215,589	$70,400	$7,337	$—	$2,521,827
Ending balance: individually evaluated for impairment	912	7,434	32	834	2,386	—	—	11,598
Ending balance: acquired with credit deterioration	—	1,426	—	342	—	—	—	1,768
Ending balance: collectively evaluated for impairment	$967,963	$1,012,558	$238,176	$214,413	$68,014	$7,337	$—	$2,508,461

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Ending balance: individually evaluated for impairment	—	166	—	—	—	—	—	166
Ending balance: collectively evaluated for impairment	$2,341	$6,093	$51	$417	$442	$2	$3	$9,349

Loans receivable:
Ending balance	$339,147	$929,138	$181,690	$236,724	$68,271	$7,786	$—	$1,762,756
Ending balance: individually evaluated for impairment	890	8,311	40	817	25	—	—	10,083
Ending balance: acquired with credit deterioration	3	1,423	—	381	1	—	—	1,808
Ending balance: collectively evaluated for impairment	$338,254	$919,404	$181,650	$235,526	$68,245	$7,786	$—	$1,750,865

(Dollars in thousands)
As of, and for the three months ended, September 30, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2019	$2,448	$5,312	$45	$476	$482	$7	$1	$8,771
Charge-offs	(12)	(42)	—	(3)	—	(9)	—	(66)
Recoveries	1	41	—	2	1	1	—	46
Provisions (credits)	6	544	1	(7)	13	6	2	565
Ending balance,
September 30, 2019	$2,443	$5,855	$46	$468	$496	$5	$3	$9,316

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2019	2,391	4,703	75	453	528	7	240	$8,397
Charge-offs	(217)	(53)	(40)	(3)	—	(57)	—	(370)
Recoveries	44	74	—	2	2	12	—	134
Provisions (credits)	225	1,131	11	16	(34)	43	(237)	1,155
Ending balance,
September 30, 2019	2,443	5,855	46	468	496	5	3	9,316
Individually evaluated for impairment	—	336	—	—	—	—	—	336
Ending balance:
collectively evaluated for impairment	$2,443	$5,519	$46	$468	$496	$5	$3	$8,980

Loans receivables:
Ending balance	$320,400	$892,060	$177,151	$243,729	$69,240	$7,854	$—	$1,710,434
Ending balance: individually evaluated for impairment	—	2,324	40	881	26	—	—	3,271
Ending balance: acquired with credit deterioration	5	1,643	—	494	4	—	—	2,146
Ending balance: collectively evaluated for impairment	$320,395	$888,093	$177,111	$242,354	$69,210	$7,854	$—	$1,705,017

MID PENN BANCORP, INC.

Mid Penn entered into forbearance or modification agreements on loans currently classified as troubled debt restructures and these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and generally involve modifications from the original loan agreements, including either a reduction in the amount of principal payments for certain or extended periods, interest rate reductions, and/or the intent for the loan to be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at September 30, 2020 totaled $928,000 and included three accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $470,000. The remaining $458,000 of troubled debt restructurings was attributable to seven loans among five relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  The balance of nonaccrual impaired troubled debt restructured loans as of September 30, 2020 was comprised of $409,000 in commercial real estate loans amongst two borrowers, one commercial real estate construction loan for $31,000, one residential mortgage loan for $11,000, and one commercial and industrial loan for $7,000.  As of September 30, 2020, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2020.

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

The recorded investments in troubled debt restructured loans at September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
September 30, 2020	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment

Commercial and industrial	$8	$8	$7
Commercial real estate	1,214	1,115	409
Commercial real estate - construction	40	40	31
Residential mortgage	689	687	481
	$1,951	$1,850	$928

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2019	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$3	$3	$3
Commercial real estate	2,562	2,463	1,705
Commercial real estate - construction	40	40	40
Residential mortgage	677	675	490
	$3,282	$3,181	$2,238

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments with some borrowers reverting to interest-only payments.  The majority of the deferrals were granted for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest has and will continue to accrue on loans modified under the CARES Act during the deferral period.  During 2020, Mid Penn had provided loan modifications meeting the CARES Act qualifications to over 1,000 borrowers.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers, and may make further adjustments to a borrower’s modification at some future time if warranted for the specific situation.    As of September 30, 2020, the principal balance of loans remaining in this CARES Act qualifying deferment status totaled $32,851,000, or 1 percent of the total loan portfolio, a significant reduction compared to June 30, 2020, when $444,486,000 of loans, representing 18 percent of the total loan portfolio, were in this deferment status, as most borrowers have returned to regular payment status.

MID PENN BANCORP, INC.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three and nine months ended September 30, 2020.

(Dollars in thousands)
	Three Months Ended September 30,
	2020	2019
Accretable yield, beginning of period	$56	$197
Accretable yield amortized to interest income	(7)	(55)
Accretable yield, end of period	$49	$142

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019

Accretable yield, beginning of period	$89	$309
Accretable yield amortized to interest income	(40)	(167)
Accretable yield, end of period	$49	$142

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

Operating and finance lease right-of-use assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.  Mid Penn has elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) or equipment leases (deemed immaterial) on the Consolidated Balance Sheets.

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of September 30, 2020.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$10,173	$3,312	$11,442	$3,447
Lease liability	$11,212	$3,488	$12,544	$3,551
Weighted average remaining lease term (in years)	8.30	18.42	8.64	19.17
Weighted average discount rate	3.35%	3.81%	3.33%	3.81%

A summary of lease costs during the three and nine months ended September 30, 2020 and 2019 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

MID PENN BANCORP, INC.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of right-of-use asset	$45	$45	$135	$105
Interest expense on lease liability	33	34	100	80
Total finance lease cost	78	79	235	185
Operating lease cost	504	515	1,537	1,545
Short-term and equipment lease cost	10	11	31	42
Variable lease cost	—	—	—	—
Sublease income	(3)	(6)	(13)	(18)
Total lease costs	$589	$599	$1,790	$1,754

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$100	$80
Operating cash flows from operating leases	1,584	1,633
Financing cash flows from finance leases	62	26

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	September 30, 2020
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$521	$54
After one but within two years	1,868	216
After two but within three years	1,824	217
After three but within four years	1,572	217
After four but within five years	1,512	252
After five years	5,584	3,992
Total undiscounted cash flows	12,881	4,948
Discount on cash flows	(1,669)	(1,460)
Total lease liability	$11,212	$3,488

(6)	Loan-Level Interest Rate Swaps

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

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$213	$—
Notional Amount	8,826	—
Cash Collateral Posted (b)	250	—

(a)	Included in other assets on the Consolidated Balance Sheets
(b)	Included in cash and due from banks on the Consolidated Balance Sheet

The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

MID PENN BANCORP, INC.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$213	$—
Gross amounts offset	213	—
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	250	—
Net Amounts	$250	$—

(7)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2020 and 2019.

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	8,335	—	8,335	—
Other assets:
Equity securities	1,522	1,522	—	—
Interest rate swap agreements	213	—	213	—
Total	$10,072	$1,522	$8,550	$—

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. government agencies	$22,830	$—	$22,830	$—
Mortgage-backed U.S. government agencies	12,890	—	12,890	—
State and political subdivision obligations	30	—	30	—
Corporate debt securities	1,259	—	1,259	—
Other assets:
Equity securities	507	507	—	—
Total	$37,516	$507	$37,009	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$398	$—	$—	$398
Foreclosed Assets Held for Sale	121	—	—	121

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$271	$—	$—	$271
Foreclosed Assets Held for Sale	122	—	—	122

MID PENN BANCORP, INC.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$398	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	25% - 88%	34%
Foreclosed Assets Held for Sale	121	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	27% - 27%	27%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$271	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% - 85%	36%
Foreclosed Assets Held for Sale	122	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	8% - 27%	16%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

There were no changes in unrealized gains and losses included in other comprehensive income for the nine months ended September 30, 2020 related to Level 3 recurring fair value measurements as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.

Mid Penn uses the following methodologies and assumptions to estimate the fair value of certain assets and liabilities.

Securities:

The fair value of equity securities and debt securities classified as available for sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, relying on the securities’ relationship to other benchmark quoted prices.

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

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$195,357	$195,357	$139,030	$139,030
Available-for-sale investment securities	8,337	8,337	37,009	37,009
Held-to-maturity investment securities	140,474	144,708	136,477	137,476
Equity securities	1,522	1,522	507	507
Loans held for sale	30,938	31,586	8,422	8,630
Net loans and leases	2,509,657	2,596,329	1,753,241	1,789,402
Restricted investment in bank stocks	7,726	7,726	4,902	4,902
Accrued interest receivable	14,663	14,663	2,810	2,810
Interest rate swap agreements	213	213	—	—

Financial liabilities:
Deposits	$2,456,398	2,465,117	$1,912,394	$1,916,624
Short-term borrowings	203,842	203,842	—	—
Long-term debt (a)	71,711	71,243	29,352	30,216
Subordinated debt	41,972	40,352	27,070	25,273
Accrued interest payable	2,840	2,840	2,208	2,208
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of September 30, 2020 and December 31, 2019.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2020 and December 31, 2019.  Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2020	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$140,474	$144,708	$—	$144,708	$—
Loans held for sale	30,938	31,586	—	31,586	—
Net loans and leases	2,509,657	2,596,329	—	—	2,596,329

Financial instruments - liabilities
Deposits	$2,456,398	$2,465,117	$—	$2,465,117	$—
Long-term debt (a)	71,711	71,243	—	71,243	—
Subordinated debt	41,972	40,352	—	40,352	—

MID PENN BANCORP, INC.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2019	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$136,477	$137,476	$—	$137,476	$—
Loans held for sale	8,422	8,630	—	8,630	—
Net loans and leases	1,753,241	1,789,402	—	—	1,789,402

Financial instruments - liabilities
Deposits	$1,912,394	$1,916,624	$—	$1,916,624	$—
Long-term debt (a)	29,352	30,216	—	30,216	—
Subordinated debt	27,070	25,273	—	25,273	—

(a)	Long-term debt excludes finance lease obligations.

(8)	Guarantees, Commitments, and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $39,682,000 and $26,574,000 of standby letters of credit outstanding as of September 30, 2020 and December 31, 2019, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of September 30, 2020 and December 31, 2019 for payment under standby letters of credit issued was not material.

Commitments

Mid Penn also has a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization to date, was $6,872,000 and $7,249,000 on September 30, 2020 and December 31, 2019, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000.  Investments made to date, and future payments under this commitment are paid in installments over the course of construction of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period as the facilities became operational and began to be occupied beginning in December 2019.  The project has been conditionally awarded $8,613,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, with an annual LIHTC amount of approximately $861,000 to be awarded to Mid Penn in the year-ended December 31, 2020 and each full year thereafter during the ten-year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018 and the investment is expected to be fully funded in 2020.  Similar to the recognition period of the tax credits, Mid Penn intends to amortize this low-income housing investment using the cost amortization method over a ten-year period.

MID PENN BANCORP, INC.

Contingencies

As of September 30, 2020, Mid Penn had received a total of $20,883,000 of nonrefundable loan processing fees related to the loans disbursed as a result of the SBA’s Paycheck Protection Program (“PPP”) created when the CARES Act was signed into law on March 27, 2020.  These fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have since been and will continue to be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.

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

As of September 30, 2020, Mid Penn is not aware of any PPP loans outstanding, or for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(9)	Debt

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,220,316,000 at September 30, 2020.  The Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $471,029,000 (equal to $851,213,000 of maximum borrowing capacity less letter of credit and other FHLB advances outstanding) at September 30, 2020 upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of September 30, 2020 and December 31, 2019.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at September 30, 2020.  No draws have been made on these lines of credit and on September 30, 2020 and December 31, 2019, the balance was zero.

Short-term PPPLF Borrowings

The entire balance of short-term borrowings of $203,842,000 at September 30, 2020 consisted of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  The PPPLF allows banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.  Draws of PPPLF funds must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.  Mid Penn had no short-term PPPLF borrowings as of December 31, 2019.

Long-term Debt

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  As of September 30, 2020, and December 31, 2019, the Bank had long-term debt outstanding in the amount of $75,199,000 and $32,903,000, respectively, consisting of FHLB fixed rate instruments, and a finance lease obligation executed during the first quarter of 2019.

The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $306,551,000 as of September 30, 2020 and $169,051,000 as of December 31, 2019.

MID PENN BANCORP, INC.

The following table presents a summary of long-term debt as of September 30, 2020 and December 31, 2019.

(Dollars in thousands)	September 30, 2020	December 31, 2019
FHLB fixed rate instruments:
Due June 2020, 1.72%	$—	$2,000
Due July 2020, 2.45%	—	5,000
Due August 2020, 3.05%	—	5,000
Due September 2020, 2.38%	—	2,500
Due October 2020, 3.06%	—	5,000
Due November 2020, 2.32%	—	3,000
Due December 2020, 1.78%	—	2,000
Due December 2020, 2.31%	—	3,000
Due April 2022, 0.86%	70,000	—
Due August 2026, 4.80%	1,667	1,846
Due February 2027, 6.71%	44	47
Less: fair value adjustments on debt assumed in acquisitions	—	(41)
Total FHLB fixed rate instruments	71,711	29,352
Lease obligations included in long-term debt	3,488	3,551
Total long-term debt	$75,199	$32,903

As part of asset/liability and interest rate risk management strategies, Mid Penn prepaid $22,500,000 of FHLB fixed rate instruments originally due at various times in 2020, and recognized prepayment penalties of $26,000 for the three months ended September 30, 2020, and $165,000 for the nine months ended September 30, 2020. Prepayment penalties are included in other expenses on the Consolidated Statement of Income. No prepayment penalties were recognized during the three and nine months ended September 30, 2019.  The amount of these prepayment penalties was more than offset by asset/liability management gains realized on sales of investment securities for the respective three-month and nine-month periods ended September 30, 2020.

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

Holders of the 2020 Notes may not accelerate the maturity of the 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the 2020 Notes as of September 30, 2020.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of September 30, 2020 and December 31, 2019.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of September 30, 2020 and December 31, 2019.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $67,000 at September 30, 2020 and $103,000 at December 31, 2019.

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

As a result of the acquisition of Scottdale, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn contributed $200,000 to the defined benefit pension plan during the three and nine months ended September 30, 2020.  A December 31 measurement date for the plan is used.

MID PENN BANCORP, INC.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Service cost	$32	$36	$1	$-
Interest cost	53	65	3	5
Expected return on plan assets	(68)	(63)	—	—
Accretion of prior service cost	—	—	(5)	(5)
Amortization of net gain	—	(15)	(1)	(1)
Settlement loss (gain)	—	—	—	—
Net periodic benefit expense (income)	$17	$23	$(2)	$(1)

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2020	2019	2020	2019
Service cost	$96	$107	$2	$2
Interest cost	158	194	9	13
Expected return on plan assets	(205)	(190)	—	—
Accretion of prior service cost	—	—	(15)	(15)
Amortization of net gain	—	(44)	(1)	(3)
Settlement loss (gain)	22	(37)	—	—
Net periodic benefit expense (income)	$71	$30	$(5)	$(3)

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets, amortization (accretion) of prior service cost, and amortization of (gain) loss are reported as a component of other income.

(12)	Common Stock

Treasury Stock Repurchase Program

During 2020, Mid Penn announced the adoption of a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 10.2% of the issued shares based on Mid Penn’s closing stock price and shares issued as of September 30, 2020.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and is authorized to continue through March 19, 2021, unless otherwise extended by Mid Penn’s Board of Directors.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

As of September 30, 2020, Mid Penn had repurchased 92,652 shares of common stock at an average price of $19.37 per share under the treasury stock repurchase program.

Authorized Shares

At the May 14, 2019 annual shareholder meeting, Mid Penn shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 20,000,000 shares.

MID PENN BANCORP, INC.

Restricted Stock Plan

On May 6, 2014, Mid Penn shareholders approved the 2014 Restricted Stock Plan (the “Plan”), which authorized the issuance of awards not exceed, in the aggregate, 100,000 shares of common stock.  At the August 26, 2020 annual shareholder meeting, Mid Penn shareholders approved an amendment to the Plan to increase the number of shares of common stock authorized for issuance from 100,000 shares to 200,000 shares.  Awards under the Plan are limited to employees and directors of the Corporation, and the recipients are selected by the Compensation Committee of the Board of Directors, to advance the best interest of Mid Penn and its shareholders.

Share-based compensation expense relating to restricted stock is recognized on a straight-line basis over the vesting periods of the awards and is a component of salaries and benefits expense.  As of September 30, 2020, a total of 83,414 restricted shares were granted under the Plan, of which 2,446 shares were forfeited and available for reissuance, 42,041 shares were vested, and the remaining 38,927 shares were unvested. One hundred shares were forfeited due to a voluntary termination of an employee during the nine months ended September 30, 2020, while no shares were forfeited during the nine months ended September 30, 2019. The Plan shares granted and vested resulted in $104,000 in share-based compensation expense for the three months ended September 30, 2020, while $91,000 of share-based compensation expense was recorded for the three months ended September 30, 2019.  Compensation expense related to the Plan was $265,000 for the nine months ended September 30, 2020 and $250,000 for the same period in 2019.

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

Subsequently, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02 to clarify, improve, or defer the adoption of ASU 2016-13.

In October 2019, the FASB issued ASU 2019-10 which deferred the implementation date of ASU 2016-13 for smaller reporting companies (SRCs) until January 1, 2023.  The effective date for larger SEC filers would remain unchanged at January 1, 2020.  Mid Penn qualifies as an SRC as of the most recent measurement date of September 30, 2019; therefore, Mid Penn has chosen to delay the adoption of ASU 2016-13.

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

To curtail the spread of the virus, beginning March 17, 2020, Mid Penn temporarily closed all bank branch lobbies, and the branch lobbies have remained closed through September 30, 2020. Our retail employees continue to work providing access to customers through drive-through banking services and night depositories.  Services that cannot be performed through drive-through (i.e. business cash orders, loan closings and new account openings) are accommodated in the branches by appointment.   We are continuously cleaning bank facilities during business hours with disinfecting wipes to sanitize all facets of our common areas, including door handles, work stations, ATM’s and service counters. We have mandated that all employees who handle cash use latex gloves when doing so, and we are requiring all employees to use hand sanitizer after each transaction and wash their hands with soap and hot water several times every hour.  Additionally, employees having face-to-face interaction with customers are required to wear a mask.  Importantly, we maintain appropriate social distancing standards when individuals are required by their job duties to be in the same location.

Mid Penn was a significant lender under the federal Paycheck Protection Program (“PPP”) which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, by President Trump. Asset growth during the first nine months of 2020 included a significant volume of PPP loans processed by Mid Penn, with $613,924,000 of PPP loans still outstanding, net of deferred fees, as of September 30, 2020.  The Paycheck Protection Program permitted eligible business entities to apply for loans through a participating financial institution to cover payroll, rent, and other business expenses during the COVID-19 pandemic.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The vast majority of Mid Penn’s PPP loans have a two-year term to maturity.  The SBA may forgive the PPP loans if at least 60 percent of the proceeds are used for payroll costs.  Also, the borrowers will not have to make any payments for six months following the date of disbursement of the loan, though interest will continue to accrue during the deferment period.

The SBA provided a processing fee per loan ranging from 1 percent to 5 percent to financial institutions who participated in the PPP, with the amount of such fee pre-determined by the SBA dependent upon the size of each credit.  As of September 30, 2020, Mid Penn had received $20,883,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative.  These fees, which are partially offset by loan origination costs, are deferred in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs.  The PPP loan processing fees will be amortized over the life of the respective loans.  During the three months and nine months ended September 30, 2020, Mid Penn recognized $2,583,000 and $4,954,000, respectively, of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.  As of September 30, 2020, the balance of deferred PPP processing fees totaled $15,929,000 and are offset against gross PPP loans outstanding of $629,853,000 which are included in Loans and leases, net of unearned interest on the Consolidated Balance Sheet.

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments with some borrowers reverting to interest-only payments.  The majority of the deferrals were granted for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest has and will continue to accrue on loans modified under the CARES Act during the deferral period.  During 2020, Mid Penn had provided loan modifications meeting the CARES Act qualifications to over 1,000 borrowers.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers, and may make further adjustments to a borrower’s modification at some future time if warranted for the specific situation.    As of September 30, 2020, the principal balance of loans remaining in this CARES Act qualifying deferment status totaled $32,851,000, or 1 percent of the total loan portfolio, a significant reduction compared to June 30, 2020, when $444,486,000 of loans, representing 18 percent of the total loan portfolio, were in this deferment status, as most borrowers have returned to regular payment status.   Subsequent to September 30, 2020, as more borrowers completed their deferral period, the remaining balances outstanding in deferment under the CARES Act qualifications as of October 26, 2020, totaled $11,804,000 of principal, representing less than 1 percent of the total loan portfolio.

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

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of September 30, 2020, compared to year-end 2019, and the Results of Operations for the three and nine months ended September 30, 2020, compared to the same periods in 2019.  For comparative purposes, the September 30, 2019 and December 31, 2019 balances have been reclassified when, and if necessary, to conform to the 2020 presentation.  Such reclassifications had no impact on net income.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

Valuations for the investment portfolio are determined using quoted market prices, where available.  If quoted market prices are not available, investment valuation is based on pricing models, quotes for similar investment securities, and observable yield curves and spreads.  In addition to securities valuation, management must assess whether there are any declines in value below the carrying value of the investments that should be considered other than temporary or require an adjustment in carrying value and recognition of the loss in the consolidated statement of income.

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

Results of Operations

Overview

Net income available to common shareholders was $6,547,000 or $0.78 per common share, for the quarter ended September 30, 2020, compared to net income of $4,813,000 or $0.57 per common share for the same period in 2019. During the nine months ended September 30, 2020, net income was $17,198,000 or $2.04 per common share, versus $13,293,000 or $1.57 per common share for the nine months ended September 30, 2019.

Net income as a percent of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Return on average assets	0.87%	0.87%	0.86%	0.83%
Return on average equity	10.64%	8.19%	9.51%	7.76%

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three and nine months ended September 30, 2020 and 2019.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended September 30, 2020 and 2019.

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	September 30, 2020				September 30, 2019
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$3,798	$3		0.31%	$4,687	$23		1.95%
Investment Securities:
Taxable	99,498	545		2.18%	139,423	791		2.25%
Tax-Exempt	51,668	335	(a)	2.58%	84,888	627	(a)	2.93%
Total Securities	151,166	880		2.32%	224,311	1,418		2.51%

Federal Funds Sold	132,002	34		0.10%	94,800	506		2.12%
Loans and Leases, Net	2,482,011	25,229	(b)	4.04%	1,689,378	22,649	(b)	5.32%
Restricted Investment in Bank Stocks	7,215	139		7.66%	6,296	125		7.88%
Total Earning Assets	2,776,192	26,285		3.77%	2,019,472	24,721		4.86%

Cash and Due from Banks	38,065				33,183
Other Assets	177,724				148,447
Total Assets	$2,991,981				$2,201,102

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$573,178	$814		0.56%	$431,928	$1,178		1.08%
Money Market	659,913	881		0.53%	470,643	2,073		1.75%
Savings	190,528	80		0.17%	182,537	158		0.34%
Time	419,612	1,992		1.89%	460,324	2,421		2.09%
Total Interest-bearing Deposits	1,843,231	3,767		0.81%	1,545,432	5,830		1.50%

Short-term Borrowings	203,854	181		0.35%	9,284	69		2.95%
Long-term Debt	81,534	258		1.26%	63,601	456		2.84%
Subordinated Debt	41,990	508		4.81%	27,068	391		5.73%
Total Interest-bearing Liabilities	2,170,609	4,714		0.86%	1,645,385	6,746		1.63%

Noninterest-bearing Demand	552,576				299,889
Other Liabilities	24,032				22,755
Shareholders' Equity	244,764				233,073
Total Liabilities & Shareholders' Equity	$2,991,981				$2,201,102

Net Interest Income (taxable equivalent basis)		$21,571				$17,975
Taxable Equivalent Adjustment		(163)				(208)
Net Interest Income		$21,408				$17,767

Total Yield on Earning Assets				3.77%				4.86%
Rate on Supporting Liabilities				0.86%				1.63%
Average Interest Spread				2.90%				3.23%
Net Interest Margin				3.09%				3.53%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $70,000 and $132,000 for the three months ended September 30, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at September 30, 2020 and 2019.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $93,000 and $76,000 for the three months ended September 30, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at September 30, 2020 and 2019.

MID PENN BANCORP, INC.

	Three months ended
	September 30, 2020 vs. 2019
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(4)	$(16)	$(20)
Investment Securities:
Taxable	(226)	(20)	(246)
Tax-Exempt	(245)	(47)	(292)
Total Securities	(471)	(67)	(538)

Federal Funds Sold	198	(670)	(472)
Loans and Leases, Net	10,598	(8,018)	2,580
Restricted Investment Bank Stocks	18	(4)	14
Total Interest Income	10,339	(8,775)	1,564

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	384	(748)	(364)
Money Market	831	(2,023)	(1,192)
Savings	7	(85)	(78)
Time	(214)	(215)	(429)
Total Interest Bearing Deposits	1,008	(3,071)	(2,063)

Short-term Borrowings	1,442	(1,330)	112
Long-term Debt	128	(326)	(198)
Subordinated Debt	215	(98)	117
Total Interest Expense	2,793	(4,825)	(2,032)

NET INTEREST INCOME	$7,546	$(3,950)	$3,596

Taxable-equivalent net interest income was $21,571,000 for the three months ended September 30, 2020, an increase of $3,596,000 or 20 percent compared to the three months ended September 30, 2019.

For the three months ended September 30, 2020, Mid Penn’s tax-equivalent net interest margin was 3.09% for the third quarter of 2020 compared to 3.53% for the third quarter of 2019. Though the quarterly average balance of interest-earning assets increased year over year, the yields on interest earning assets declined due to both (i) the significant average balance of PPP loans outstanding totaling $611,798,000 during the three months ended September 30, 2020 which earn interest at a rate of 1%, and (ii) reductions in market rates and the yield curve subsequent to September 2019, including the collective impact of rate decreases of (i) a 0.25% rate cut approved by the  Federal Open Market Committee (“FOMC”) during October 2019, and (ii) 1.50% of combined FOMC rate cuts during March 2020 in response to the COVID-19 pandemic.  Decreases in the yields on interest-earning assets were partially offset by the recognition of $2,583,000 of PPP loan processing fees in total interest income. The total cost of deposits for the three months ended September 30, 2020 favorably decreased compared to the same periods in 2019 as a result of the aforementioned yield curve reductions and FOMC rate cuts, which provided Mid Penn management with the opportunity to significantly reduce deposit account rates while still maintaining and growing core deposit balances.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the nine months ended September 30, 2020 and 2019.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended
(Dollars in thousands)	September 30, 2020				September 30, 2019
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$4,871	$36		0.99%	$5,287	$80		2.02%
Investment Securities:
Taxable	119,458	2,034		2.27%	154,617	2,718		2.35%
Tax-Exempt	47,737	929	(a)	2.60%	97,814	2,149	(a)	2.94%
Total Securities	167,195	2,963		2.37%	252,431	4,867		2.58%

Federal Funds Sold	114,946	447		0.52%	42,855	704		2.20%
Loans and Leases, Net	2,181,340	72,777	(b)	4.46%	1,661,695	66,103	(b)	5.32%
Restricted Investment in Bank Stocks	6,308	257		5.44%	6,094	312		6.85%
Total Earning Assets	2,474,660	76,480		4.13%	1,968,362	72,066		4.90%

Cash and Due from Banks	32,361				29,539
Other Assets	166,539				144,918
Total Assets	$2,673,560				$2,142,819

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$514,035	$2,773		0.72%	$404,712	$3,015		1.00%
Money Market	579,638	3,359		0.77%	429,421	5,433		1.69%
Savings	183,735	279		0.20%	191,027	495		0.35%
Time	450,333	6,745		2.00%	472,872	6,749		1.91%
Total Interest-bearing Deposits	1,727,741	13,156		1.02%	1,498,032	15,692		1.40%

Short-term Borrowings	85,515	226		0.35%	21,606	458		2.83%
Long-term Debt	63,997	791		1.65%	56,016	1,217		2.90%
Subordinated Debt	37,705	1,417		5.02%	27,074	1,167		5.76%
Total Interest-bearing Liabilities	1,914,958	15,590		1.09%	1,602,728	18,534		1.55%

Noninterest-bearing Demand	491,803				288,362
Other Liabilities	25,312				22,745
Shareholders' Equity	241,487				228,984
Total Liabilities & Shareholders' Equity	$2,673,560				$2,142,819

Net Interest Income (taxable equivalent basis)		$60,890				$53,532
Taxable Equivalent Adjustment		(471)				(689)
Net Interest Income		$60,419				$52,843

Total Yield on Earning Assets				4.13%				4.90%
Rate on Supporting Liabilities				1.09%				1.55%
Average Interest Spread				3.04%				3.35%
Net Interest Margin				3.29%				3.64%

(a)

Includes tax-equivalent adjustments on interest from tax-free municipal securities of $195,000 and $451,000 for the nine months ended September 30, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at September 30, 2020 and 2019.

(b)

Includes tax-equivalent adjustments on interest from tax-free municipal loans of $276,000 and $238,000 for the nine months ended September 30, 2020 and 2019, respectively.  Tax-equivalent adjustments were calculated using statutory tax rate of 21% at September 30, 2020 and 2019.

MID PENN BANCORP, INC.

	Nine months ended
	September 30, 2020 vs. 2019
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(6)	$(38)	$(44)
Investment Securities:
Taxable	(619)	(65)	(684)
Tax-Exempt	(1,101)	(119)	(1,220)
Total Securities	(1,720)	(184)	(1,904)

Federal Funds Sold	1,185	(1,442)	(257)
Loans and Leases, Net	20,691	(14,017)	6,674
Restricted Investment Bank Stocks	11	(66)	(55)
Total Interest Income	20,161	(15,747)	4,414

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	815	(1,057)	(242)
Money Market	1,902	(3,976)	(2,074)
Savings	(19)	(197)	(216)
Time	(322)	318	(4)
Total Interest Bearing Deposits	2,376	(4,912)	(2,536)

Short-term Borrowings	1,356	(1,588)	(232)
Long-term Debt	174	(600)	(426)
Subordinated Debt	459	(209)	250
Total Interest Expense	4,365	(7,309)	(2,944)

NET INTEREST INCOME	$15,796	$(8,438)	$7,358

Taxable-equivalent net interest income was $60,890,000 for the nine months ended September 30, 2020, an increase of $7,358,000 or 14 percent compared to the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, Mid Penn’s tax-equivalent net interest margin was 3.29% compared to 3.64% for the same period in 2019. Though the year-to-date average balance of interest-earning assets increased year over year, the yields on interest earning assets declined due to both (i) the significant average balance of PPP loans outstanding totaling $360,531,000 during the nine months ended September 30, 2020 which earn interest at a rate of 1%, and (ii) reductions in market rates and the yield curve subsequent to September 2019, including the collective impact of rate decreases including (i) a 0.25% rate cut approved by the  Federal Open Market Committee (“FOMC”) during October 2019, and (ii) 1.50% of combined FOMC rate cuts during March 2020 in response to the COVID-19 pandemic.  Decreases in the yields on interest-earning assets were partially offset by the recognition of $4,954,000 of PPP loan processing fees in total interest income. The total cost of deposits for the nine months ended September 30, 2020 favorably decreased compared to the same periods in 2019 as a result of the aforementioned yield curve reductions and FOMC rate cuts providing the opportunity for Mid Penn management to significantly reduce deposit account rates while still maintaining and growing core deposit balances.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the interest-bearing product and pricing options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in Mid Penn’s asset and liability management and related interest rate risk simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the FOMC.

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

MID PENN BANCORP, INC.

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first nine months of 2020, and shifting collateral values from December 31, 2019 to September 30, 2020.

Management performed a current evaluation of the adequacy of the loan and lease loss allowance and based on this evaluation, a loan loss provision of $1,100,000 and $565,000 was recorded for the three months ended September 30, 2020 and 2019, respectively.  During the nine months ended September 30, 2020, the provision for the loan and lease losses was $2,700,000 compared to $1,155,000 for the nine months ended September 30, 2019. The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  The increase in the loan loss reserves and the quarterly provision was primarily the result of an increase in qualitative factors related to economic and external conditions when compared to prior periods, with such changes driven by the potential for ongoing financial implications from the COVID-19 pandemic on Mid Penn’s customers and market area. Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.

Noninterest Income

During the three months ended September 30, 2020, noninterest income totaled $5,302,000, an increase of $2,299,000 or 76 percent, compared to noninterest income of $3,003,000 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, noninterest income totaled $11,858,000, an increase of $3,932,000 or 50 percent, compared to noninterest income of $7,926,000 for the same period 2019.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2020	2019	$ Variance	% Variance
Mortgage banking income	$3,107	$1,091	$2,016	185%
Income from fiduciary and wealth management activities	462	386	76	20%
Service charges on deposits	140	230	(90)	-39%
ATM debit card interchange income	535	434	101	23%
Net gain on sales of SBA loans	173	275	(102)	-37%
Net gain on sales of investment securities	150	46	104	226%
Other income	565	347	218	63%

(Dollars in Thousands)	Nine Months Ended September 30,
	2020	2019	$ Variance	% Variance
Mortgage banking income	$5,927	$2,605	$3,322	128%
Income from fiduciary and wealth management activities	1,267	1,092	175	16%
Service charges on deposits	460	665	(205)	-31%
ATM debit card interchange income	1,426	1,148	278	24%
Net gain on sales of SBA loans	435	710	(275)	-39%
Net gain on sales of investment securities	393	70	323	461%
Other income	1,447	1,096	351	32%

Mortgage banking income was $5,927,000 for the nine months ended September 30, 2020, an increase of $3,322,000 or more than double the mortgage banking income of $2,605,000 recorded during the nine months ended September 30, 2019.  As longer-term mortgage interest rates have declined over the past twelve months, Mid Penn has significantly increased mortgage originations (both purchase and refinance activity) and secondary-market loan sales during 2020.

Income from fiduciary and wealth management activities was $1,267,000 for the nine months ended September 30, 2020, an increase of $175,000 or 16 percent, compared to fiduciary income of $1,092,000 for the same period in 2019. These additional revenues were attributed to growth in trust assets under management and increased sales of retail investment products, as well as additional fee income from Mid Penn’s expanded wealth management team.

ATM debit card interchange income was $1,426,000 for the nine months ended September 30, 2020, an increase of $278,000 or 24 percent compared to interchange income of $1,148,000 for the nine months ended September 30, 2019. The increase resulted from increasing card-based transaction usage across our expanding checking account customer base.

Net gains on sales of securities were $393,000 for the nine months ended September 30, 2020, an increase of $323,000 compared to net gains on sales of securities of $70,000 for the nine months ended September 30, 2019.  These investment sales and gains reflect the continued implementation of asset/liability management strategies, which included effectively using some of these gains to offset $165,000 of debt prepayment penalties, recorded within other noninterest expenses, associated with the early redemption of higher-cost FHLB advances.

MID PENN BANCORP, INC.

Service charges on deposits were $460,000 during the nine months ended September 30, 2020, reflecting a decrease of $205,000 or 31 percent when compared to the same period in 2019.  The decrease is primarily due to less overdraft activity and, thus, less nonsufficient funds fees collected from deposit customers.

Net gains on sales of SBA loans were $435,000 for the nine months ended September 30, 2020, a decrease of $275,000 or 39 percent compared to net gains on sales of SBA loans of $710,000 during the same period of 2019.  Much of the decrease is due to the temporary shift of the resources in our SBA lending function to focus on PPP loan processing, funding, and forgiveness, particularly during the second quarter of 2020.

Other income was $1,447,000 for the nine months ended September 30, 2020, an increase of $351,000 compared to other income of $1,096,000 for the nine months ended September 30, 2019.  The increase in other income was primarily driven by higher volumes of fee-based income, including wire transfer fees, letter of credit fees, loan-level swap fees, and credit card program referrals and royalties.

Noninterest Expense

For the three months ended September 30, 2020, noninterest expense totaled $18,174,000, an increase of $3,491,000 or 24 percent, compared to noninterest expense of $14,683,000 for the three months ended September 30, 2019. For the nine months ended September 30, 2020, noninterest expense totaled $49,158,000, an increase of $5,376,000 or 12 percent, compared to noninterest expense of $43,782,000 for the nine months ended September 30, 2019. The year-over-year increase in quarterly noninterest expense was attributable to: (i) increased mortgage banking commissions expense, a component of personnel expenses, commensurate with the significant increase in mortgage loan originations and revenues; (ii) growth-related business development officer additions since September 30, 2019, including those in Mid Penn’s expanded wealth management and insurance service subsidiaries, and (iii) increases across other expense categories reflective of the overall growth of the organization, including software licensing and utilization, Pennsylvania bank shares tax, and occupancy and equipment expenses.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2020 versus the corresponding period in 2019:

(Dollars in Thousands)	Three Months Ended September 30,
	2020	2019	$ Variance	% Variance
Salaries and employee benefits	$10,279	$8,425	$1,854	22%
Pennsylvania bank shares tax expense	409	359	50	14%
FDIC Assessment	547	(131)	678	-518%
Legal and professional fees	336	311	25	8%
Marketing and advertising expense	104	238	(134)	-56%
Software licensing and utilization	1,363	1,150	213	19%
Intangible amortization	317	355	(38)	-11%
Other expenses	2,642	1,959	683	35%

(Dollars in Thousands)	Nine Months Ended September 30,
	2020	2019	$ Variance	% Variance
Salaries and employee benefits	$26,546	$23,970	$2,576	11%
Pennsylvania bank shares tax expense	869	740	129	17%
FDIC Assessment	1,216	542	674	124%
Legal and professional fees	1,037	1,204	(167)	-14%
Marketing and advertising expense	406	643	(237)	-37%
Software licensing and utilization	3,881	3,282	599	18%
Intangible amortization	966	1,078	(112)	-10%
Other expenses	7,582	5,947	1,635	27%

Salaries and employee benefits were $26,546,000 for the nine months ended September 30, 2020, an increase of $2,576,000 or 11 percent, versus the same period in 2019, with the increase primarily attributable to (i) increased commissions commensurate with the mortgage loan origination and sales success of the mortgage banking group,  (ii) increased compensation expense for  the substantial time and effort devoted to the PPP loan initiative by many of our staff members during  2020, and (iii) the addition of private banking and insurance business development professionals to enhance our wealth management and insurance services.

Pennsylvania bank shares tax expense was $869,000 for the nine months ended September 30, 2020, an increase of $129,000 or 17 percent compared to $740,000 for the nine months ended September 30, 2019.  The increase in shares tax expense generally reflects the organic growth in the past year of the total shareholder equity balance upon which the tax is based, with some of the increase offset by state tax-credit-generating donations made during the first nine months of 2020.

MID PENN BANCORP, INC.

FDIC assessment expense was $1,216,000 for the nine months ended September 30, 2020, an increase of $674,000 or 124 percent compared to $542,000 for the nine months ended September 30, 2019.  The third quarter of 2019 reflected the receipt of $492,000 of FDIC small bank assessment credits which were applied to FDIC assessment expense.  Similar credits were not received in 2020.  Additionally, total assessment expense for 2020 has increased when comparing to the same period in 2019, primarily due the significant year-over-year increase in total average assets of the Bank on which the assessment is based.

Software licensing and utilization costs were $3,881,000 for the nine months ended September 30, 2020, an increase of $599,000 or 18 percent compared to $3,282,000 for the nine months ended September 30, 2019.  This increase reflects the additional costs from both transaction volume-based charges, and licensing fees related to the addition of new staff and locations added since September 30, 2019, as well as costs associated with ensuring remote connectivity for an increased volume of employees in response to the COVID-19 work-from-home restrictions.  Additionally, Mid Penn continued to invest in upgrades to internal systems, networks, storage capabilities, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and increasing complexity of information technology management.

Other expenses were $7,582,000 for the nine months ended September 30, 2020, an increase of $1,635,000 or 27 percent compared to $5,947,000 for the same period during 2019.  This variance was largely driven by increases in several components of other expense, including (i) an increase in tax-credit-generating charitable donations expense, (ii) amortization of Mid Penn’s investment in a low- income housing partnership which began during the fourth quarter of 2019, (iii) revenue-sharing payments made for certain mortgage banking activities, and (iv) increases across several other categories of other expense reflecting growth within the organization, including stationary and supplies, printing, postage, and employee relations costs.

Legal and professional fees for the nine months ended September 30, 2020 decreased by $167,000 or 14 percent compared to the same period in 2019, due primarily to the first nine months of 2019 including additional services supporting a new third-party loan review service, as well as costs associated with supporting both trust and wealth management activities, and the update and revision of Mid Penn’s corporate governance and Board structure.

Marketing and advertising expense was $406,000 for the nine months ended September 30, 2020, a decrease of $237,000 or 37 percent compared to $643,000 during the first nine months of 2019.  The first nine months of 2019 reflected additional advertising expense and promotional items expense to increase regional recognition and knowledge of Mid Penn’s First Priority Bank and expanded mortgage origination operations in Southeastern Pennsylvania.  Similar expenses were not recognized in 2020.  Additionally, as a result of the pandemic, in-person promotional events have been significantly reduced, resulting in less advertising and promotional items expense.

Intangible amortization decreased from $1,078,000 during the nine months ended September 30, 2019 to $966,000 during the nine months ended September 30, 2020, as the core deposit intangible (“CDI”) amortization from the 2018 acquisitions of both (i) the Scottdale Bank and Trust (“Scottdale”) on January 8, 2018, and (ii) First Priority Bancorp (“First Priority”) on July 31, 2018 continues to decrease as the CDI is amortized using the sum-of-the-years digits method over a ten year term (which results in decreasing expense recognized in each year following the respective acquisition).

Income Taxes

The provision for income taxes was $3,221,000 during the nine months ended September 30, 2020, an increase of $682,000 or 27 percent compared to $2,539,000 for the same period in 2019. The provision for income taxes for the nine months ended September 30, 2020 reflects an effective Federal tax rate of 15.8%, compared to an effective Federal tax rate of 16.0% for the nine months ended September 30, 2019.  The full-year tax provision through September 30, 2020 includes the impact of certain CARES Act provisions allowing for the carryback of federal tax net operating losses (NOLs) to prior periods in which the Federal tax rate was 34 percent.  Mid Penn will carryback the NOLs acquired from First Priority and Scottdale, resulting in a $318,000 tax benefit due to carrying the NOLs back to 2017 when the federal statutory tax rate was higher (34 percent versus 21 percent).

Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits including those awarded from the Paxton Place low-income housing investment.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $3,052,935,000 as of September 30, 2020, reflecting an increase of $821,760,000 or 37 percent compared to total assets of $2,231,175,000 as of December 31, 2019, and an increase of $804,036,000 or 36 percent compared to total assets of $2,248,899,000 as of September 30, 2019.  Included in this increase is the significant volume of $613,924,000 of Paycheck Protection Program (“PPP”) loans outstanding, net of deferred fees, as of September 30, 2020.  Mid Penn was a significant PPP lender under this program which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, by President Trump. Total core banking loans (total loans excluding both the PPP portfolio and mortgage loans held for sale) increased to $1,907,903,000 as of September 30, 2020, representing an annualized core loan growth rate of over 10 percent since the end of 2019.  The asset growth was funded by both (i) $544,004,000 of deposit growth, representing an annualized deposit growth rate of 38 percent, including a year-to-date increase of $224,882,000 in  noninterest-bearing deposits; and

MID PENN BANCORP, INC.

(ii) a $246,138,000 net increase in borrowings, including $203,842,000 of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the PPPLF, the Federal Reserve supplies financing to the Bank at a rate of 35 basis points (0.35%) for a term and amount determined based on the principal amount of PPP loans fully and specifically pledged as collateral in support of the PPPLF borrowings.  Draws of PPPLF funds must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

Loans

Total loans at September 30, 2020 were $2,521,827,000 compared to $1,762,756,000 at December 31, 2019, an increase of $759,071,000 or 43 percent since year-end 2019.  Much of the growth is attributable to the funding of PPP loans during the second and third quarter of 2020, with $613,924,000 of PPP loans outstanding, net of deferred PPP processing fees of $15,929,000 as of September 30, 2020.  The remaining increase of $145,147,000 (annualized growth rate of 11 percent) was driven by organic growth, particularly within both commercial real estate credits, and commercial and industrial financing loans.

(Dollars in thousands)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Commercial and industrial	$968,875	38.4%	$339,147	19.2%
Commercial real estate	1,021,418	40.5%	929,138	52.7%
Commercial real estate - construction	238,208	9.4%	181,690	10.3%
Residential mortgage	215,589	8.6%	236,724	13.4%
Home equity	70,400	2.8%	68,271	3.9%
Consumer	7,337	0.3%	7,786	0.5%
	$2,521,827	100.0%	$1,762,756	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.  Also, PPP loans, which are included in the commercial and industrial classification, are fully guaranteed by the Small Business Administration, and, as such, no allowance for loan losses was recorded against the $613,924,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of September 30, 2020.

For the nine months ended September 30, 2020, Mid Penn had net loan charge-offs of $45,000 compared to net charge-offs of $236,000 during the same period in 2019.  None of the charge offs in the first nine months of 2020 were a result of the COVID-19 pandemic.  Loans charged off during the first nine months of 2020 totaled $78,000 and included three commercial and industrial loans for $45,000, one commercial real estate (construction) loan for $7,000, one consumer loan for $5,000, one residential mortgage loan for $4,000, and $17,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the nine months ended September 30, 2020 and 2019 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$9,515	$8,397

Loans charged off during period	(78)	(370)
Recoveries of loans previously charged off	33	134
Net charge-offs	(45)	(236)

Provision for loan and lease losses	2,700	1,155
Balance, end of period	$12,170	$9,316

Ratio of net loan charge-offs to average loans outstanding, annualized	0.00%	0.02%

Ratio of allowance for loan losses to net loans at end of period	0.48%	0.54%

Decreases in the ratio of allowance for loan losses to net loans since December reflect the substantial increase in outstanding loans due to Mid Penn’s participation in the PPP program.  The allowance for loan and lease losses as a percentage of loans, excluding PPP loans which are guaranteed by the SBA and have no associated allowance, was 0.64% as of September 30, 2020.

MID PENN BANCORP, INC.

Other than as described herein, including the disclosures in previous sections regarding the continued impact of the COVID-19 pandemic, Mid Penn does not believe there are any trends or events at this time that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions, including those related to COVID-19, may eventually impact some borrowers’ abilities to comply with their repayment terms.  Accordingly, during the first half of 2020 and continuing as of September 30, 2020, Mid Penn used increased qualitative factors for economic and external conditions as part of its general component determination.  Mid Penn continues to monitor closely the financial strength of borrowers and the economic conditions impacting them, including those with a higher risk of impacts from the COVID-19 pandemic.

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

The following table presents the change in nonperforming asset categories as of September 30, 2020, December 31, 2019, and September 30, 2019.

(Dollars in thousands)
	September 30, 2020	December 31, 2019	September 30, 2019
Nonperforming Assets:
Nonaccrual loans	$12,896	$11,471	$4,926
Accruing troubled debt restructured loans	470	490	497
Total nonperforming loans	13,366	11,961	5,423

Foreclosed real estate	1,716	196	130
Total non-performing assets	15,082	12,157	5,553

Accruing loans 90 days or more past due	—	—	—
Total risk elements	$15,082	$12,157	$5,553

Nonperforming loans as a % of total
loans outstanding	0.53%	0.68%	0.32%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.60%	0.69%	0.32%

Ratio of allowance for loan losses
to nonperforming loans	91.05%	79.55%	171.79%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Nonperforming loans increased from $11,961,000 at December 31, 2019 to $13,366,000 at September 30, 2020 primarily due to one home equity loan relationship totaling $2,352,000 being designated as nonaccrual. One loan relationship which accounts for $7,354,000 of the nonperforming loan balance is discussed in more detail below.  None of the nonperforming assets were impaired as a result of the COVID-19 pandemic as the conditions resulting in the respective asset’s impairment preceded the pandemic.  However, as Mid Penn pursues full collection of these assets, the timing or extent of resolution may ultimately be impacted if the pandemic persists.

Loan relationship no. 1 – At September 30, 2020, the contractual outstanding principal balance of this loan relationship was $7,354,000 and was comprised of two commercial and industrial loans and one commercial real estate credit acquired in 2018.  Given that the fair value of the collateral, primarily comprised of a significant amount of commercial real estate, exceeds the outstanding principal balance, no specific allowance allocation has been assigned to this relationship.  Management is diligently pursuing its full rights given its priority liens to the collateral under the loan agreements to collect the remaining outstanding balance.

The increase in foreclosed real estate from $196,000 at December 31, 2019 to $1,716,000 at September 30, 2020 was primarily driven by the transfer of the commercial real estate collateral totaling $1,465,000 from a nonaccrual loan relationship to foreclosed real estate during the first nine months of 2020, which is disclosed in more detail below.

Foreclosed real estate no. 1 – At September 30, 2020, this property consisted of a commercial property and was carried at a net realizable value of $1,465,000.  Management has actively listed the property for sale and expects to recover its full investment in this property at the time of sale.

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

(Dollars in thousands)
	September 30, 2020	December 31, 2019
Period ending total loans outstanding	$2,521,827	$1,762,756
Allowance for loan and lease losses	12,170	9,515
Total Nonperforming loans	13,366	11,961
Nonperforming and impaired loans with partial charge-offs	173	332

Ratio of nonperforming loans with partial charge-offs
to total loans	0.01%	0.02%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	1.29%	2.78%

Coverage ratio net of nonperforming loans with
partial charge-offs	92.25%	81.82%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.48%	0.54%

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

Mid Penn had loans with an aggregate balance of $13,366,000 which were deemed by management to be impaired at September 30, 2020, including $1,768,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015 and the Scottdale and First Priority acquisitions in 2018.  Of the $11,598,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $912,000 were commercial and industrial relationships, $7,434,000 were commercial real estate relationships, $2,386,000 were home equity relationships, $834,000 were residential relationships, and $32,000 were commercial real estate – construction relationships.  There were specific loan loss reserve allocations of $141,000 against $360,000 of commercial real estate loan relationships and $41,000 of specific loan loss reserve allocations against $53,000 of commercial and industrial loan relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

MID PENN BANCORP, INC.

While the allowance is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific or general components. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral, including the prospective unknown impacts of the persisting COVID-19 pandemic.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors. Changes from these various other uncertainties and considerations may impact the provisions charged to expense in future periods.

Management believes, based on information currently available, that the allowance for loan losses of $12,170,000 is adequate as of September 30, 2020 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first nine months of 2020 were from the $544,004,000 net increase in deposits, $203,842,000 net increase in short-term borrowings (from the PPPLF), and $226,590,000 of proceeds from sales of mortgage loans originated for sale.

Major uses of cash in the first nine months of 2020 were $760,645,000 to fund portfolio loan growth (primarily PPP commercial loans), $243,179,000 to fund mortgage loans originated for sale, and $95,758,000 to fund the purchase of held-to-maturity investment securities.

Mid Penn believes its core deposits are generally stable even in periods of changing interest rates.  Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends.  These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy.  Other than the trends of continued competitive pressures and volatile interest rates, and the uncertain impact of the persisting COVID-19 pandemic, there are no known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

On at least a quarterly basis, a comprehensive liquidity analysis is reviewed by the Asset Liability Committee and Board of Directors.  The analysis provides a summary of the current liquidity measurements, projections, and future liquidity positions given various levels of liquidity stress.  Management also maintains a detailed Contingency Funding Plan designed to respond to overall stress in the financial condition of the banking industry or a prospective liquidity problem specific to Mid Penn.

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

Shareholders’ equity increased by $10,315,000 or 4 percent from $237,874,000 as of December 31, 2019 to $248,189,000 as of September 30, 2020. The increase in shareholders’ equity primarily reflects the growth in retained earnings through year-to-date net income, net of dividends paid.  Some of the increase was offset by the initiation of Mid Penn’s treasury stock repurchase program, which reflected total common stock buybacks of $1,793,000 as of September 30, 2020.  Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both September 30, 2020 and December 31, 2019.

Banks are evaluated for capital adequacy based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At September 30, 2020, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2020 and December 31, 2019:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of September 30, 2020:
Tier 1 Capital (to Average Assets)	$180,579	6.6%	$109,047	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	180,579	9.5%	133,417	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	180,579	9.5%	162,007	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	234,804	12.3%	200,126	10.5%	N/A	N/A

Mid Penn Bank
As of September 30, 2020:
Tier 1 Capital (to Average Assets)	$200,626	7.4%	$109,006	4.0%	$136,257	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	200,626	10.5%	133,356	7.0%	123,831	6.5%
Tier 1 Capital (to Risk Weighted Assets)	200,626	10.5%	161,933	8.5%	152,407	8.0%
Total Capital (to Risk Weighted Assets)	222,379	11.7%	200,034	10.5%	190,509	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2019:
Tier 1 Capital (to Average Assets)	$168,146	7.8%	$86,773	4.00%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	120,020	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	145,738	8.50%	N/A	N/A
Total Capital (to Risk Weighted Assets)	204,811	11.9%	180,030	10.50%	N/A	N/A

Mid Penn Bank
As of December 31, 2019:
Tier 1 Capital (to Average Assets)	$185,101	8.5%	$86,760	4.00%	$108,450	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	119,995	7.00%	111,424	6.5%
Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	145,708	8.50%	137,137	8.0%
Total Capital (to Risk Weighted Assets)	204,196	11.9%	179,992	10.50%	171,421	10.0%

(a)	Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At September 30, 2020, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

September 30, 2020			December 31, 2019
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	16.10%	≥ -20%	300	10.43%	≥ -20%
200	10.69%	≥ -15%	200	6.84%	≥ -15%
100	5.38%	≥ -10%	100	3.37%	≥ -10%
0			0
(100)	-5.32%	≥ -10%	(100)	-2.87%	≥ -10%
(200)	-11.17%	≥ -15%	(200)	-4.99%	≥ -15%
(300)	-16.77%	≥ -20%	(300)	-8.66%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2020, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the nine months ended September 30, 2020.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, to determine if there were material changes applicable to the three and nine months ended September 30, 2020.  There are no material changes to such risk factors, other those described in Mid Penn’s subsequent filings with the SEC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2020, Mid Penn announced the adoption of a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 10.2% of the issued shares based on Mid Penn’s closing stock price and shares issued as of September 30, 2020.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and is authorized to continue through March 19, 2021, unless otherwise extended by Mid Penn’s Board of Directors.

A summary of treasury stock activity during the quarter is presented below.

				Approximate Dollar
			Total Number of Shares	Value of Shares That
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
July 1 - July 31, 2020	1,265	$19.39	81,788	$13,415,796
August 1 - August 31, 2020	2,292	$19.52	84,080	$13,371,063
September 1 - September 30, 2020	8,572	$19.33	92,652	$13,205,325

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

•

Exhibit 3(i) – The Registrant’s amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended September 30, 2019).

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	November 9, 2020

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Senior Executive Vice President and Chief Financial Officer

Date:	November 9, 2020