Form 10-K
period 2020-12-31
MID PENN BANCORP INC
filed 2021-03-15
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $18.43 per share, as reported by The NASDAQ Stock Market LLC (“NASDAQ”), on June 30, 2020, the last business day of the registrant’s most recently completed second quarter was approximately $126,417,268.

As of March 1, 2021, the registrant had 8,413,383 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

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

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a financial holding company incorporated in the Commonwealth of Pennsylvania in August 1991.  Mid Penn Bancorp, Inc. and its wholly owned bank and nonbank subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.”  On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank (the “Bank”), and the Bank became a wholly-owned subsidiary of Mid Penn.  During the year ended December 31, 2020, Mid Penn established three nonbank subsidiaries, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management function and services of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of December 31, 2020, the accounts and activities of these nonbank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting. Mid Penn’s primary business is to supervise and coordinate the business of its Bank and nonbank subsidiaries, and to provide them with the capital and resources to fulfill their respective missions.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of the Bank, which is managed as a single business segment.  At December 31, 2020, Mid Penn had total consolidated assets of $2,998,948,000 with total deposits of $2,474,580,000 and total shareholders’ equity of $255,688,000.  The holding company and its nonbank subsidiaries currently do not own or lease any real property.  The Bank owns or leases the banking offices as identified in Part I, Item 2.

Mid Penn’s nonbank subsidiaries employed six full-time employees as of December 31, 2020.  All other employees of the Corporation are employed by the Bank, with a shared services agreement to support the operation of the holding company.  At December 31, 2020, the Bank had 438 full-time and 28 part-time employees.  The Bank and its employees are not subject to a collective bargaining agreement, and the Bank believes it enjoys good relations with its employees.

Mid Penn Bank

Mid Penn Bank was organized in 1868 under a predecessor name, Millersburg Bank, and became a state-chartered bank in 1931.  Millersburg Bank obtained trust powers in 1935, at which time its name was changed to Millersburg Trust Company.  In 1971, Millersburg Trust Company adopted the name “Mid Penn Bank”.  Mid Penn’s and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.

On March 1, 2015, in connection with the acquisition of Phoenix Bancorp, Inc. (“Phoenix”) by Mid Penn, Phoenix’s wholly-owned banking subsidiary, Miners Bank, was merged with and into the Bank, with the Bank being the surviving charter.

On January 8, 2018, Mid Penn completed its acquisition of The Scottdale Bank and Trust Company (“Scottdale”) through the merger of Scottdale with and into the Bank (the “Scottdale Merger”).  The Scottdale Merger resulted in the addition of five branches in Western Pennsylvania operating as “Scottdale Bank & Trust, a Division of Mid Penn Bank”.

On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. (“First Priority”) pursuant to which First Priority was merged with and into Mid Penn (the “First Priority Merger”), with Mid Penn being the surviving corporation in the First Priority Merger. As part of this acquisition, First Priority’s banking subsidiary, First Priority Bank, was merged with and into the Bank.  The First Priority Merger resulted in the addition of eight offices in Southeastern Pennsylvania operating as “First Priority Bank, a Division of Mid Penn Bank”. Subsequent to December 31, 2020, Mid Penn announced in February 2021 the rebranding of branches and offices in its First Priority Bank Division in southeastern Pennsylvania to the Mid Penn Bank brand.

Additional information related to the Scottdale and First Priority mergers can be found in Notes 4 and 5 to the Consolidated Financial Statements contained in Item 8 of this report.

MID PENN BANCORP, INC.

Effective December 31, 2020, Mid Penn closed three full-service office locations, all within the Commonwealth of Pennsylvania, located in Pillow (Dauphin County), Malvern (Chester County), and Vanderbilt (Fayette County).   As of December 31, 2020, the Bank has thirty-six full-service retail banking locations in the Pennsylvania counties of Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland.  Mid Penn has no branches or offices located outside of the Commonwealth of Pennsylvania.

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

Business Strategy

The Bank provides services to commercial businesses and real estate investors, consumers, nonprofit organizations, and municipalities through its thirty-six full-service retail banking properties, one loan production office, two corporate administrations office, and one operations facility which are all based in Pennsylvania.  Mid Penn’s primary markets reflect a diversified manufacturing and services base across twelve Pennsylvania counties, including having several offices in and around the state capital region of Harrisburg.  The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing quick responses to customer needs.  Mid Penn believes that local relationship building and its prudent approach to lending are important factors in the success and growth of Mid Penn.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank, and must obtain appropriate internal approvals for credit extensions.  The Bank also maintains strict documentation requirements and extensive credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible so any exposures that are discovered might be mitigated or potential losses reduced. The Bank generally secures its loans with real estate with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2020, the Bank’s highest concentration of credit is in commercial real estate.

Investment Activities

Mid Penn’s securities portfolio is a source for both liquidity and interest earnings, and serves to support pledging requirements on public funds deposits through investments in primarily higher-quality fixed-income debt securities.  Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.

Mid Penn maintains both a held-to-maturity investment portfolio and an available-for-sale investment portfolio.  Both portfolios are comprised primarily of lower-risk debt securities, including U.S. Treasury notes, U.S. agency mortgage-backed securities, U.S. agency notes, investment-grade municipal securities, and corporate bonds. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposits which may require pledging of investment securities. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value (amortized cost), while the available-for-sale securities are recorded on the balance sheet at fair value.  These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of securities will change.  This difference

MID PENN BANCORP, INC.

between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $3,000 as of December 31, 2020.  On an after-tax basis, this unrealized loss on available-for-sale securities resulted in a reduction to shareholders’ equity, through the accumulated other comprehensive loss component, of $2,000.  No investments in either the held-to-maturity portfolio or available-for-sale portfolio as of December 31, 2020 were deemed to have other-than-temporary-impairment.  The majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no realized loss to the Bank.

During the fourth quarter of 2019, Mid Penn early adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments), and as part of the adoption, reclassified 113 held-to-maturity debt securities with an aggregate amortized cost of $67,096,000 to the available for sale category. All 113 securities were subsequently sold during the fourth quarter of 2019 and Mid Penn recognized a pre-tax gain on the sales of $1,779,000.  Please refer to Note 25, Recent Accounting Pronouncements, for more information regarding the adoption of ASU 2019-04.

Deposits and Other Sources of Funds

The Bank primarily uses deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities.  Wholesale borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”), overnight borrowings from the Bank’s other correspondent banking relationships, advances from the Federal Reserve’s Discount Window, or special program funding such as the $125,617,000 of funding outstanding as of December 31, 2020 that Mid Penn obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the PPPLF, the Federal Reserve supplies financing to the Bank at a rate of 35 basis points (0.35%) for a term and amount determined based on the principal amount of PPP loans fully and specifically pledged as collateral in support of the PPPLF borrowings.  Draws of PPPLF funds must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

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

Competition

The financial services and banking business is highly competitive, and the profitability of Mid Penn depends principally upon the Corporation’s ability to successfully compete in its market area.  The Bank actively competes with other financial services companies for deposit, loan, trust and wealth management business.  Competitors include other commercial banks, credit unions, savings banks, savings and loan associations, insurance companies, securities brokerage firms, finance companies, mutual funds, and product/service alternatives via the Internet.  Financial institutions compete primarily on the quality of services rendered, interest rates on loans and deposits, service charges, the convenience of banking facilities, location and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

Many competitors are larger than the Corporation and have significantly greater financial resources, personnel and locations from which to conduct business.  In addition, the Bank is subject to banking regulations while certain non-banking competitors may not be subject to similar regulations.  For more information, see the “Supervision and Regulation” section below and Item 1A, “Risk Factors”.

Mid Penn has been able to compete effectively with other financial institutions by emphasizing customer-focused relationship management and services, convenient hours, efficient and friendly employees, a consultative sales approach, local decision making, and quality products.

MID PENN BANCORP, INC.

Supervision and Regulation

General

Financial holding companies and banks are extensively regulated under both federal and state laws.  The regulation and supervision of the Corporation and particularly the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests.  Enforcement actions that may be imposed by federal and state banking regulators include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders.  If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated.  As of December 31, 2020, the Corporation was not subject to any supervisory enforcement actions.

Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank.  Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission (“SEC”) and the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities and the FDIC.  The descriptions below of, and references to, applicable statutes and regulations are not intended to be complete lists or reflective of all applicable provisions or their effects on the Corporation.  They are summaries of the more significant laws and regulations and are qualified in their entirety by reference to the complete provisions of such statutes and regulations.

Holding Company Regulation

Mid Penn is a registered financial holding company subject to supervision and regulation by the Federal Reserve.  As such, it is subject to the Bank Holding Company Act of 1956 (“BHCA”) and many of the Federal Reserve’s regulations promulgated thereunder.  The Federal Reserve has broad enforcement powers over financial and bank holding companies, including the power to impose substantial fines and civil penalties.

The BHCA requires Mid Penn to file an annual report with the Federal Reserve regarding the holding company and its subsidiary bank.  The Federal Reserve Board also makes examinations of the holding company.  The Bank is not a member of the Federal Reserve System; however, the Federal Reserve possesses cease-and-desist powers over financial and bank holding companies and their subsidiaries where actions would constitute an unsafe or unsound practice or violation of law.  The Federal Reserve Board also makes policy that applies to the declaration and distribution of dividends by financial and bank holding companies.

The BHCA restricts a financial or bank holding company’s ability to acquire control of additional banks.  In addition, the BHCA restricts the activities in which financial or bank holding companies may engage directly or through nonbank subsidiaries.

Gramm-Leach-Bliley Financial Modernization Act

Under the Gramm-Leach-Bliley Financial Modernization Act (“GLB”), bank holding companies that meet certain management, capital, and Community Reinvestment Act standards, are permitted to become financial holding companies.  No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in certain financial activities permitted under GLB. Activities cited by GLB as being financial in nature include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;
•	merchant banking activities; and
•	activities that the Federal Reserve has determined by regulation to be closely related to banking.

In addition to permitting financial holding companies’ entry into new lines of business, the law allows companies the freedom to streamline existing operations and to potentially reduce costs.  The GLB may increase both opportunity and competition.

MID PENN BANCORP, INC.

In December 2019, Mid Penn made the election to change from a bank holding company to a financial holding company as its subsidiary bank was well capitalized under the FDIC Improvement Act’s prompt corrective action provisions, the holding company and Bank were deemed by the regulators to be well managed, and the Bank had at least a satisfactory rating under the Community Reinvestment Act.  The required filing supporting this change was a declaration that the bank holding company wished to become a financial holding company and met all applicable requirements.  Mid Penn made the election given the Corporation’s growth and the intended broadening spectrum of financial product and service offerings to potentially include, but not be limited to, insurance and wealth management services.

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

Capital Requirements, Prompt Corrective Action and Basel III Capital Reforms

Under risk-based capital requirements for financial or bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital”).  The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).  Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory “Total Capital”.  As of December 31, 2020, Mid Penn complied with these risk-based capital requirements.

In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies.  These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5 percent.  The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the requirements indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  As of December 31, 2020, Mid Penn has met these leverage requirements, and the Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.

The Bank is subject to similar capital requirements adopted by the FDIC, and as of December 31, 2020, the Bank’s capital levels were sufficient to be considered “well-capitalized”. The FDIC has not advised the Bank of any specific minimum leverage ratios.

The capital ratios of Mid Penn and the Bank are described in Note 19, Regulatory Matters, within Item 8, Notes to Consolidated Financial Statements, which are included herein.

Banking regulators may further refine capital requirements applicable to banking organizations, including those discussed in the “Regulatory Capital Changes” section below.  Changes to capital requirements could materially affect the profitability of Mid Penn or the fair value of Mid Penn stock.

MID PENN BANCORP, INC.

In addition to the required minimum capital levels described above, federal law establishes a system of “prompt corrective actions” which federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls.  Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized.  Under the rules, an institution will be deemed to be “adequately capitalized” if it exceeds the minimum federal regulatory capital requirements.  However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a Total Risk-Based Capital ratio that is less than 6 percent, a Tier 1 Risk-Based Capital ratio that is less than 3 percent, or a leverage ratio that is less than 3 percent, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2 percent.

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

In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The final rules established a common equity tier 1 capital conservation buffer with a multi-year phase in to an eventual buffer of 2.5 percent of risk-weighted assets applicable to all banking organizations.  If a banking organization fails to hold capital above the minimum capital ratios and the applicable capital conservation buffer for a given year, the bank could be subject to certain restrictions on capital distributions and discretionary bonus payments.  The phase-in period for the capital conservation and countercyclical capital buffers for all banking organizations began on January 1, 2016 and were phased-in over a three-year period.  The final rules called for the following minimum capital requirements, including the capital conservation buffer, effective at January 1, 2019 and subsequent years.

Effective January 1,
2019
Common equity tier 1 capital to risk-weighted assets	7.0%
Tier 1 capital to risk-weighted assets	8.5%
Total capital to risk-weighted assets	10.5%
Leverage ratio	4.0%

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

Consistent with the Dodd-Frank Act, the new rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures.  Alternatively, banking organizations may use the existing gross-ups approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250 percent risk weight.

Under the new rules, mortgage servicing assets (“MSAs”) and certain deferred tax assets (“DTAs”) are subject to stricter limitations than those applicable under the former general risk-based capital rule.  The new rules also increase the risk weights for past-due loans, certain risk weights and credit conversion factors.

MID PENN BANCORP, INC.

Mid Penn and the Bank complied throughout the phase-in period, and currently remain in compliance, with all regulatory capital requirements.  Accordingly, the final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act did not have a material negative effect on Mid Penn’s financial condition or capital management activities for any period since the changes were implemented.

Safety and Soundness Standards

The federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards for depository institutions such as the Bank.  The guidelines establish general standards relating to management practices, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, liquidity, capital, earnings, compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder.  In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, restricting dividend payments to shareholders, and requiring an increase in the institution’s ratio of tangible equity to assets.  For the periods reported in this Form 10-K and in the period subsequent to December 31, 2020, up to the date of the filing of this Form 10-K, Mid Penn was not subject to any such bank regulatory orders.

Payment of Dividends and Other Restrictions

Mid Penn’s holding company is a legal entity separate and distinct from the wholly-owned Bank subsidiary.  There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to the holding company.  Specifically, dividends from the Bank are the principal source of the holding company’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks.  The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice.  Depending upon the financial condition of the holding company and the Bank, the payment of dividends could be deemed by a regulatory agency to constitute such an unsafe or unsound practice.  The holding company and the Bank were not subject to any such dividend prohibitions during the years ended December 31, 2020, 2019, and 2018.

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

Beginning with the second quarter of 2011 and as applicable continuously through to the current period, as mandated by the Dodd-Frank Act, the assessment base that the FDIC uses to calculate assessment premiums is the Bank’s average assets minus average tangible equity.   As the asset base of the banking industry is larger than the deposit base, the range of assessment rates is a low of 2.5 basis points and a high of 45 basis points, per $100 of assets.

The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the DIF to achieve a reserve ratio of 1.35 percent of Insurance Fund insured deposits by September 2020.  In addition, the FDIC has established a “designated reserve ratio” of 2 percent, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  In attempting to achieve the mandated 1.35 percent ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size.  These new formulas did not affect Mid Penn Bank as it was less than $10 billion in total assets size.

MID PENN BANCORP, INC.

During the third quarter of 2019, Mid Penn received notification from the FDIC that the FDIC’s Deposit Insurance Fund reserve ratio met a threshold resulting in the FDIC providing the Bank with a $492,000 credit, which was applied to the deposit insurance assessments for both the second and third quarters of 2019.

Consumer Protection Laws

A number of laws govern the relationship between the Bank and its customers.  For example, the Community Reinvestment Act is designed to encourage services, investments, and lending activities in low- and moderate-income areas. The Home Mortgage Disclosure Act and the Equal Credit Opportunity Act attempt to minimize lending decisions based on impermissible criteria, such as race or gender. The Truth-in-Lending Act and the Truth-in-Savings Act require banks to provide certain disclosure of relevant terms related to loans and savings accounts, respectively.  Anti-tying restrictions (which prohibit conditioning the availability or terms of credit on the purchase of another banking product) further restrict the Bank’s relationships with its customers.  The Bank maintains a comprehensive compliance management program to promote its compliance with these and other applicable consumer protection laws and regulations.

Privacy Laws

The federal banking regulators have issued a number of regulations governing the privacy of consumer financial and customer information.  The regulations limit the disclosure by financial institutions, such as Mid Penn’s holding company and Bank, of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes.  Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties.  More specifically, the regulations require financial institutions to provide:

•

initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to their current customers; and
•	a reasonable method for consumers to “opt out” of disclosures to nonaffiliated third parties.

Affiliate Transactions

Transactions between the Bank and the Corporation, and/or its nonbank subsidiary affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An “affiliate” of a bank or savings institution is any company or entity that controls, is controlled by, or is under common control with the bank or savings institution.  Generally, a subsidiary of a depository institution that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

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

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, in response to the novel coronavirus (“COVID-19”) pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law.  This legislation created the federal Paycheck Protection Program (“PPP”) which permitted eligible business entities to apply for loans through a participating financial institution to cover payroll, rent, and other business expenses during the COVID-19 pandemic.  The PPP loans, which are 100 percent guaranteed by the Small Business Administration (“SBA”), have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The vast majority of Mid Penn’s PPP loans issued in 2020 have a two-year term to maturity.  The SBA may forgive the 2020 PPP loans if, among other criteria, at least 60 percent of the proceeds are used for payroll costs.  Also, the borrowers will not have to make any payments for six months following the date of disbursement of the loan, though interest will continue to accrue during the deferment period.   The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  In addition to the processing fees, Mid Penn recorded related loan origination costs.

As of December 31, 2020, Mid Penn had received $20,883,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s 2020 PPP lending activities.   The balance of these fees that have not yet been realized as income, and the related loan origination costs, are deferred in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs and will be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  During the year ended December 31, 2020, Mid Penn recognized $13,137,000 of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.

As of December 31, 2020, Mid Penn had $388,313,000 of net 2020 PPP loans outstanding ($396,059,000 of gross PPP loans, net of deferred PPP processing fees of $7,746,000) with all of these loans being recorded in the commercial and industrial loan portfolio classification.

On February 22, 2021, on a Form 8-K filed with the Securities and Exchange Commission (“SEC”), Mid Penn reported that through February 18, 2021 it had received 2021 Paycheck Protection Program (“2021 PPP”) loan funding approvals through the Small Business Administration (“SBA”), and made subsequent loan disbursements, for 2,047 business customers totaling more than $290 million in loans.  These businesses collectively employ more than 26,000 individuals.  See Note 27, COVID-19 Pandemic Implications, to the consolidated financial statements in Part II, Item 8 for more details.

In addition to the creation of the PPP, the CARES Act also included several tax relief initiatives, including allowing net operating losses generated in 2018, 2019, or 2020 to be carried back up to five years.  As a result of this change, the full-year tax provision through December 31, 2020 includes a $318,000 tax benefit as the result of carrying certain NOLs acquired from First Priority and Scottdale back to 2017 when the federal statutory tax rate was higher (34 percent versus 21 percent).  See Note 18, Income Taxes, to the consolidated financial statements in Part II, Item 8 for more details.

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

MID PENN BANCORP, INC.

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

Effects of Government Policy and Potential Changes in Regulation

Changes in regulations applicable to Mid Penn’s holding company, the Bank, or its nonbank subsidiaries, or shifts in monetary or other government policies, could have a material effect on our business. The Corporation’s business is also affected by the state of the financial services industry in general.  As a result of legal, economic, and competitive changes, management believes that the Corporation and the financial services industry will continue to experience an increased rate of change from both the opportunities and competitive challenges resulting from greater product and service offerings, technological advancements, and business combinations.

From time to time, legislation is enacted that has the effect of increasing the compliance and operations requirements and the cost of doing business, changing the tax structure applicable to Mid Penn, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies.  Mid Penn cannot predict the likelihood of any major changes or the impact such changes might have on Mid Penn, the Bank, or the nonbank subsidiaries.  Congressional bills and other proposals could result in additional significant changes to the financial services and banking system, including, but not limited to, provisions for limitations on deposit insurance coverage, changing the timing and method financial institutions use to pay for deposit insurance, expanding the power of banks by removing the restrictions on bank underwriting activities, changing the regulation of bank derivatives activities, and allowing commercial enterprises to own banks.  As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business or change the Corporation’s competitive landscape.  Whether any future legislation will be enacted or additional regulations will be adopted, and how they might impact Mid Penn, cannot be determined at this time.

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

MID PENN BANCORP, INC.

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

ITEM 1A. RISK FACTORS

Before investing in Mid Penn common stock, an investor should carefully read and consider the risk factors described below, which are not intended to be all inclusive, and to review other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing Mid Penn’s holding company, the Bank, and nonbank subsidiaries. Additional risks and uncertainties that we are not aware of, or that we currently deem less significant, or that we are otherwise not specifically focused on, may also impact our business, results of operations, and our common stock. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and an investor could lose all or part of his or her investment in Mid Penn.

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

Management believes it has implemented effective asset and liability management strategies and interest rate risk management activities to reduce the potential effects of changes in interest rates on Mid Penn’s results of operations.  Any substantial, unexpected, prolonged, or rapid change in market interest rates could have a material adverse effect on the Bank’s net interest income and Mid Penn’s financial condition and results of operations.

MID PENN BANCORP, INC.

Mid Penn is subject to credit risk.

As of December 31, 2020, approximately 88 percent of the Bank’s loan portfolio in Table 8 of Management’s Discussion and Analysis consisted of commercial real estate, commercial and industrial, and agricultural loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans.  Commercial loans are also typically larger than residential real estate loans and consumer loans.  Because the loan portfolio contains a significant number of commercial and industrial loans, and construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn. An increase in non-performing loans or collateral value deficiencies could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

The allowance for loan and lease losses may be not be sufficient to cover actual loan and lease losses.

Mid Penn maintains an allowance for loan and lease losses, which is a reserve established that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; changes in present economic, political and regulatory conditions; other external factors such as the ongoing pandemic; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for possible loan and lease losses inherently involves a high degree of subjectivity and requires Mid Penn to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, the impact of the ongoing pandemic, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of Mid Penn’s control, may require an increase in the allowance.  In addition, bank regulatory agencies periodically review Mid Penn’s allowance for possible loan and lease losses and may require an increase in the provision for possible loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance, Mid Penn may need additional provisions to increase the allowance for possible loan and lease losses.  Any increases in the allowance resulting from loan loss provisions will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Mid Penn’s financial condition and results of operations.

Competition from other financial institutions may adversely affect Mid Penn’s and the Bank’s profitability.

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

Mid Penn’s banking subsidiary and nonbank subsidiaries also compete with non-banking providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations, which may offer more favorable terms.  Some of its non-banking competitors are not subject to the same extensive and costly regulations that govern Mid Penn’s operations.  As a result, such non-banking competitors may have advantages over Mid Penn’s banking subsidiary and nonbank subsidiaries in providing certain products and services.  This competition may reduce or limit Mid Penn’s margins on banking services, revenues from nonbanking subsidiaries’ activities, reduce its market share and adversely affect its earnings and financial condition.

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

The Basel III capital requirements require Mid Penn to maintain higher levels of capital, which could reduce profitability.

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

Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts or other similar events could have a negative impact on our business and operations. While we have business continuity plans in place, such events occurring or persisting, such as the current COVID-19 pandemic, could disrupt or delay the normal operations of our business and our facilities (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations, and may have other adverse effects on us in ways that we are unable to predict.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are a participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Corporation to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for

MID PENN BANCORP, INC.

the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global and national economic activity, which is disrupting supply chains, lowering asset valuations, significantly increasing unemployment and underemployment levels, decreasing liquidity in markets for certain securities and causing significant volatility and disruptions in the financial markets. These measures have negatively impacted, and could continue to negatively impact, businesses, market participants, our counterparties and clients, and the global, national and local economies for a prolonged period of time. Should current economic conditions persist or continue to deteriorate, this economic environment could have a continued adverse effect on our business and operations, including but not limited to: decreased demand for our products and services; protracted periods of lower interest rates; lower asset management fees; and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may result in an increase in our provision for credit losses and net charge-offs. Additionally, our liquidity and regulatory capital could be adversely impacted by customers’ withdrawal of deposits, volatility and disruptions in the capital and credit markets, and customer draws on lines of credit. To the extent the COVID-19 pandemic continues to adversely affect the economy, and/or adversely affects our business, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks including those related to market, credit, and business operations.

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

MID PENN BANCORP, INC.

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

Mid Penn’s business operations and interaction with customers are increasingly done via technology and electronic delivery channels, and this has increased risks related to cyber-attacks and cyber incidents.

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

Generally accepted accounting principles involve certain estimates and processes that are particularly susceptible to significant change, including those related to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the fair value of and potential impairment of certain financial instruments including investment securities, income tax assets or liabilities (including deferred tax assets and any related valuation allowance), and share-based compensation. While we have identified critical accounting policies and have procedures and processes in place to support making the related judgments and estimates, changes to the processes, assumptions, or models in the application of these generally accepted accounting principles, and the impact to the related judgments and estimates could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.  From time to time, the Financial Accounting Standards Board and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of Mid

MID PENN BANCORP, INC.

Penn’s financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Mid Penn’s mortgage banking income may experience significant volatility.

Mortgage banking income is highly influenced by the level and direction of market forces including mortgage interest rates, and real estate and refinancing activity.  In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase.  This has the effect of increasing fee income, but could adversely impact the estimated fair value of Mid Penn’s mortgage servicing rights as the rate of loan prepayments increase.  In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower.  This has the effect of decreasing mortgage loan originations and refinance activities, and related fee income opportunities.

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

Unlike larger or regional financial institutions that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in Pennsylvania, especially in the twelve counties and the specific markets primarily served by Mid Penn.  The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control.  An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the counties or communities in Pennsylvania served by Mid Penn, could cause an increase in the level of the Bank’s non-performing assets and loan and lease losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure that adverse changes in the local and state economy supporting its market area would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

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

Mid Penn’s holding company, the Bank, and its nonbank subsidiaries are collectively subject to extensive regulation, supervision and examination by federal and state banking authorities.  The potential exists for additional or amended federal or state laws and regulations, or changes in supervisory policies or activities, to materially affect many aspects of Mid Penn’s operations, including capital levels, lending and funding practices, and liquidity standards.  New laws and regulations may increase costs of regulatory compliance and of doing business and otherwise affect operations, and may significantly affect the markets in which Mid Penn does business, the markets for and value of Mid Penn’s loans and investments, the ability to attract deposits at a reasonable cost, the fees charged, and ongoing operations, costs and profitability.  Further, additional legislation and regulations that could significantly affect Mid Penn’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations.  Also, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.  Any changes in applicable regulations or federal, state or local legislation, or the exercise of bank regulatory authority, may have a negative impact on Mid Penn’s results of operations, financial condition, and its ability to pay dividends on common stock.

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

In the recent past, the capital and credit markets experienced extreme volatility and economic disruption, including the most recent volatility and market stresses from the COVID-19 pandemic.  Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength.  If such levels of financial market and economic disruption and volatility return, there can be no assurance that Mid Penn will not experience adverse effects, which may materially affect its liquidity, financial condition, and profitability.

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

Effective and competitive delivery of Mid Penn’s products and services is increasingly dependent upon information technology resources and processes provided both internally and through third party vendors.  In addition to better serving customers, the effective use of technology increases efficiency and enables Mid Penn to reduce costs.  Mid Penn’s future success will depend, in part, upon its ability to address the needs of its customers by effectively and safely using technology to provide products and services to enhance customer convenience, attract customers who prefer technological delivery channels, and to create additional efficiencies in its operations.  Many of Mid Penn’s competitors have greater resources to invest in technological improvements and infrastructure.  Additionally, as technology and information security requirements in the financial services industry change and evolve, keeping pace becomes increasingly complex and expensive for Mid Penn.  There can be no assurance that Mid Penn will be able to effectively keep pace with these technological advancements or the related substantial costs and investments required, which could adversely affect its financial condition and results of operations.

Growing by acquisition entails certain risks, and difficulties in integrating past or future acquisitions could adversely affect our business.

In 2018, Mid Penn completed acquisitions of both The Scottdale Bank & Trust Company and First Priority Financial Corp. and continued the integration of these acquisitions in the subsequent periods. Growth by acquisition involves substantial risks, as the ultimate success of such acquisitions may depend on, among other things, the ability to realize anticipated cost savings and to integrate the acquired companies and operation in a manner that does not result in decreased revenues. Excessive acquisition costs, conversion costs and the disruption of existing customer relationships in both the acquired companies and legacy markets may occur. If we are not able to successfully achieve the financial efficiencies or integration and growth objectives of acquisitions, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than planned.

Further, the asset quality or other financial characteristics of an acquired company may deteriorate from the date a merger or other acquisition agreement is entered into and when the transaction is completed or the post-merger period.

Mid Penn has spent and may continue to spend significant resources identifying companies and businesses to acquire. The efficient and effective integration of any companies and businesses we acquire and integrate into our organization is critical to our growth. The recent Scottdale and First Priority mergers, and any future mergers or acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to fully integrate the operations of Scottdale and First Priority successfully, or to integrate the operations of future acquisition targets, could harm Mid Penn’s business, financial condition, results of operations and cash flows.

We plan to pursue a growth strategy and there are risks associated with rapid growth.

We intend to pursue a growth plan consistent with our prior business strategy, including growth by acquisition, as well as leveraging our existing branch network or adding new branch locations or offices and personnel in current and adjacent markets we choose to serve. The Scottdale Merger and First Priority Merger were part of our growth strategy.

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

Mid Penn’s common stock is listed for trading on NASDAQ (symbol: MPB); however, the trading volume in its common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of Mid Penn’s common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which Mid Penn has no control.  Given the generally lower trading volume of Mid Penn’s common stock, significant sales of Mid Penn’s common stock, or the expectation of these sales, could cause Mid Penn’s stock price to fall.

The market price of Mid Penn common stock may fluctuate significantly, and this may make it difficult for investors to resell shares of common stock owned by them at times or at prices they find attractive.

The market price of our common stock as reported on NASDAQ is subject to constant change during business trading hours. We expect that the market price of Mid Penn common stock will continue to fluctuate and there can be no assurance about the stability or trend of market prices for Mid Penn common stock.  Stock price volatility, particularly with a stock like ours with lower trading volumes than larger financial services companies, may make it difficult for investors to resell their Mid Penn common stock when they want and at times or prices that they find attractive. Mid Penn’s stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include those described elsewhere in this entire “Risk Factors” section, in this document, and our other filings with the SEC.

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

Federal banking regulators require Mid Penn’s holding company and the Bank to maintain adequate levels of capital to support their operations.  These capital levels are determined and dictated by law, regulation, and banking regulatory agencies.  In addition, capital levels are also determined by Mid Penn’s management and board of directors, based on capital levels that they believe are necessary to support Mid Penn’s business operations.

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

Mid Penn may attempt to increase its capital resources if the Corporation’s or the Bank’s capital ratios fall below the required minimums.  Mid Penn’s holding company or the Bank could be required to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. If a future liquidation of Mid Penn occurs, holders of debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common stock, or both. Holders of Mid Penn common stock are not entitled to preemptive rights or other protections against dilution.

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

General Risk Factors

Mid Penn’s controls and procedures may fail or be circumvented.

Management maintains Mid Penn’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures, and periodically reviews and updates them.  Any system of controls, however well designed and operated, is based in part on performance by personnel or certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of Mid Penn’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Mid Penn’s business, results of operations, and financial condition.

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

MID PENN BANCORP, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Bank owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as the Corporation’s headquarters.  The Bank also owns one building in Halifax, Pennsylvania that serves as an operational support facility and two buildings in Harrisburg, Pennsylvania that serve as corporate administrative and operational support offices.  Administrative space is also leased in Pottsville, Lancaster, and Chambersburg, Pennsylvania.  The Bank’s retail office network is comprised of thirty-six full-service locations and one loan production office as of December 31, 2020.  Eleven retail banking locations are located in Dauphin County, five in Schuylkill County, four in Berks County, three in Westmoreland County, three in Cumberland County, three in Lancaster County, one in Fayette County, one in Chester County, two in Luzerne County, and one location in each of Northumberland, Montgomery, and Bucks Counties.  As of December 31, 2020, retail banking facilities at seventeen locations were owned, while nineteen branch facilities and the loan production office were leased.  All real estate owned by Mid Penn is free and clear of encumbrances.  Mid Penn’s leases expire at various dates through the year 2039 and generally include options to renew.  For additional information regarding the lease commitments, refer to Note 9, Leases, within Item 8, Notes to Consolidated Financial Statements.

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

Number of Shareholders:  As of March 1, 2021, there were approximately 2,510 shareholders of record of Mid Penn’s common stock.

Dividends:  In 2020, cash dividends of $0.77 were paid, while cash dividends of $0.82 were declared.  Cash dividends of $0.79 were paid and declared in 2019. In 2018, cash dividends of $0.70 were paid, while cash dividends of $0.45 were declared.  The declaration of cash dividends on Mid Penn’s common stock is at the discretion of its Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn is expected to be held virtually at 10:00 a.m. on Tuesday, May 11, 2021.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  www.midpennbank.com

MID PENN BANCORP, INC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:  During 2020, Mid Penn announced the adoption of a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 8.0% of the issued shares based on Mid Penn’s closing stock price and shares issued as of December 31, 2020.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and is authorized to continue through March 19, 2021, unless otherwise extended by Mid Penn’s Board of Directors.

A summary of treasury stock activity during the year ended December 31, 2020 is presented below.

				Approximate Dollar
			Total Number of Shares	Value of Shares That
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
March 1 - March 31, 2020	—	$—	—	$15,000,000
April 1 - April 30, 2020	—	$—	—	$15,000,000
May 1 - May 31, 2020	60,816	$19.39	$60,816	$13,820,763
June 1 - June 30, 2020	19,707	$19.30	$80,523	$13,440,326
July 1 - July 31, 2020	1,265	$19.39	81,788	$13,415,796
August 1 - August 31, 2020	2,292	$19.52	84,080	$13,371,063
September 1 - September 30, 2020	8,572	$19.33	92,652	$13,205,325
October 1 - October 31, 2020	—	$—	92,652	$13,205,325
November 1 - November 30, 2020	—	$—	92,652	$13,205,325
December 1 - December 31, 2020	—	$—	92,652	$13,205,325

Securities Authorized for Issuance under Equity Compensation Plans:  Information regarding the Corporation’s equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

MID PENN BANCORP, INC.

Stock Performance Graph

The following five-year performance graph compares the cumulative total shareholder return (including reinvestment of dividends) on Mid Penn’s common stock to the Russell 3000 Index and Mid Penn’s Peer Group, which includes Mid-Atlantic commercial banks with assets between $2 billion and $4 billion as of September 30, 2020. The stock performance graph assumes that $100 was invested on December 31, 2015, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
Mid Penn Bancorp, Inc.
Russell 3000 Index
Peer Group
Index Value
300
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Mid Penn Bancorp, Inc.	100.00	153.90	219.65	155.01	200.24	157.97
Russell 3000	100.00	112.74	136.56	129.40	169.54	204.95
Mid-Atlantic Custom Peer Group*	100.00	137.62	150.50	140.58	166.52	131.25

*	Peer Group consists of Mid-Atlantic commercial banks with assets between $2 billion and $4 billion as of September 30, 2020.

Source:  S&P Global Market Intelligence

© 2021

www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is filed with this Annual Report on Form 10-K.

MID PENN BANCORP, INC.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
INCOME:
Total Interest Income	$107,935	$95,312	$68,654	$43,892	$40,212
Total Interest Expense	19,727	25,164	12,720	6,304	5,367
Net Interest Income	88,208	70,148	55,934	37,588	34,845
Provision for Loan and Lease Losses	4,200	1,390	500	325	1,870
Noninterest Income	17,908	12,621	7,462	5,693	5,924
Noninterest Expense	70,577	59,953	50,171	31,367	28,818
Income Before Provision for Income Taxes	31,339	21,426	12,725	11,589	10,081
Provision for Income Taxes	5,130	3,725	2,129	4,500	2,277
Net Income	26,209	17,701	10,596	7,089	7,804
Series D Preferred Stock Dividends	—	—	102	—	—
Net Income Available to Common Shareholders	26,209	17,701	10,494	7,089	7,804

COMMON STOCK DATA PER SHARE:
Earnings Per Common Share (Basic)	$3.11	$2.09	$1.48	$1.67	$1.85
Earnings Per Common Share (Fully Diluted)	3.10	2.09	1.48	1.67	1.85
Cash Dividends Declared	0.82	0.79	0.45	0.77	0.68
Cash Dividends Paid	0.77	0.79	0.70	0.62	0.58
Book Value Per Common Share	30.37	28.05	26.38	17.85	16.65
Tangible Book Value Per Common Share (a)	22.39	19.96	18.10	16.82	15.59

AVERAGE SHARES OUTSTANDING FOR THE YEAR (BASIC):	8,439,427	8,468,586	7,071,091	4,236,616	4,229,284
AVERAGE SHARES OUTSTANDING FOR THE YEAR (FULLY DILUTED):	8,443,092	8,492,073	7,091,797	4,252,561	4,239,630

AT YEAR-END:
Available-For-Sale Investment Securities	$5,748	$37,009	$111,923	$93,465	$133,625
Held-to-Maturity Investment Securities	128,292	136,477	168,370	101,356	—
Loans and Leases, Net of Unearned Interest	2,384,041	1,762,756	1,624,067	910,404	813,924
Allowance for Loan and Lease Losses	13,382	9,515	8,397	7,606	7,183
Total Assets	2,998,948	2,231,175	2,077,981	1,170,354	1,032,599
Total Deposits	2,474,580	1,912,394	1,726,026	1,023,568	935,373
Short-term Borrowings	125,617	—	43,100	34,611	—
Long-term Debt	75,115	32,903	48,024	12,352	13,581
Subordinated Debt	44,580	27,070	27,082	17,338	7,414
Shareholders' Equity	255,688	237,874	223,209	75,703	70,467

RATIOS:
Return on Average Assets	0.95%	0.82%	0.63%	0.64%	0.78%
Return on Average Shareholders' Equity	10.76%	7.67%	5.98%	9.48%	10.71%
Cash Dividend Payout Ratio	24.76%	37.80%	47.30%	37.18%	31.35%
Allowance for Loan and Lease Losses to Loans and Leases at Year End	0.56%	0.54%	0.52%	0.84%	0.88%
Average Shareholders' Equity to Average Assets for the Year	8.83%	10.65%	10.54%	6.78%	7.28%

(a)	Tangible Book Value Per Common Share is a non-GAAP measure as it excludes goodwill and core deposits and other intangibles, net; see Reconciliation of Non-GAAP Measure below.

MID PENN BANCORP, INC.

RECONCILIATION OF NON-GAAP MEASURE:

This Annual Report on Form 10-K contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). For tangible book value per common share, the most directly comparable financial measure calculated in accordance with GAAP is our book value per common share.  Management of Mid Penn believes that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets.  Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.  Income tax effects of non-GAAP adjustments are calculated using the applicable statutory tax rate for the jurisdictions in which the charges (benefits) are incurred, while taking into consideration any valuation allowances or non-deductible portions of the non-GAAP adjustments. This non-GAAP disclosure has limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of Mid Penn’s results and financial condition as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding Mid Penn’s ongoing operating results. This supplemental presentation should not be construed as an inference that Mid Penn’s future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

	December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016

Shareholder's Equity	$255,688	$237,874	$223,209	$75,703	$70,467
Less: Goodwill	62,840	62,840	62,840	3,918	3,918
Less: Core Deposit and Other Intangibles	4,360	5,758	7,221	434	539
Tangible Equity	$188,488	$169,276	$153,148	$71,351	$66,010

Common Shares Outstanding	8,419,183	8,480,938	8,459,918	4,242,216	4,233,297

Book Value per Common Share	$30.37	$28.05	$26.38	$17.85	$16.65

Tangible Book Value per Common Share	$22.39	$19.96	$18.10	$16.82	$15.59

.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mid Penn or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.  Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of future economic conditions on Mid Penn, the Bank, its nonbank subsidiaries, and their markets and customers;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•	business or economic disruption from national or global epidemic or pandemic events, including those from the ongoing COVID-19 pandemic;
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

•	our ability to maintain compliance with the listing rules of NASDAQ;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	volatility in the securities markets;
•	disruptions due to flooding, severe weather, or other natural disasters or Acts of God; and
•	acts of war or terrorism; and
•	the factors described in Item 1A of this Annual Report.

All written or oral forward-looking statements attributable to Mid Penn are expressly qualified in their entirety by these cautionary factors.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K.  The comparability of the results of operations for the year ended 2020, compared to 2019 and 2018, in general, have been materially impacted by the acquisition of The Scottdale Bank and Trust Company, which closed on January 8, 2018, and the acquisition of First Priority Financial Corp., which closed on July 31, 2018. For comparative purposes, some 2019 and 2018 balances have been reclassified to conform to the 2020 presentation.  Such reclassifications had no impact on net income available to common shareholders or shareholders’ equity.

Mid Penn is not aware of any current trends, events, uncertainties or any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on Mid Penn’s or the Bank’s liquidity, capital resources, or operations.

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry for smaller reporting public companies.  Application of certain principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates used in applying these principles are based on historical experiences and other factors which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that have been made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the reported results of operations.

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

The allowance for loan and lease losses represents management’s estimate of probable incurred credit losses inherent in the loan and lease portfolio.  Determining the amount of the allowance for loan and lease losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience adjusted for subjectively determined qualitative factors, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet.  Throughout the remainder of this report, the terms “loan” or “loans” refers to both loans and leases.

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

Certain intangible assets generated in connection with acquisitions are periodically assessed for impairment.  Goodwill is tested at least annually for impairment, and if certain events occur which indicate goodwill might be impaired between annual tests, such as the potential impact of the COVID-19 pandemic, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  Similarly, the amortized basis of the core deposit intangible asset and trade name intangible are periodically assessed for impairment.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of core deposit intangible, trade name intangible, and goodwill impairment.  Future changes in economic and operating conditions could result in goodwill or core deposit intangible or trade name intangible impairment in subsequent periods.

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

Financial Summary

2020 versus 2019

Mid Penn’s net income to common shareholders (earnings) for the year ended December 31, 2020 was $26,209,000 or $3.11 per common share basic and $3.10 per share diluted, compared to earnings of $17,701,000 or $2.09 per common share basic and diluted for the year ended December 31, 2019. The results for the year ended December 31, 2020 included the recognition of $13,137,000 of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP.  These PPP fees are recognized into interest income over the term of the respective loan (most have a 24-month maturity), or sooner if the loans are forgiven by the Small Business Administration or the borrowers otherwise pay down principal prior to a loan’s stated maturity.

Total assets of Mid Penn were $2,998,948,000 as of December 31, 2020, reflecting an increase of $767,773,000 or 34 percent compared to total assets of $2,231,175,000 as of December 31, 2019.  Included in this increase is the significant volume of $388,313,000 of Paycheck Protection Program (“PPP”) loans outstanding, net of deferred fees, as of December 31, 2020. Total core banking loans (total loans excluding both the PPP portfolio and mortgage loans held for sale) increased to $1,995,728,000 as of December 31, 2020, representing an annualized core loan growth rate of over 13 percent since the end of 2019.  The asset growth was funded primarily by both (i) $562,186,000 of deposit growth, representing an annual deposit growth rate of over 29 percent, including an increase of $226,188,000 in  noninterest-bearing deposits for the year ended December 31, 2020; and (ii) a $167,829,000 net increase in borrowings, including $125,617,000 of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the PPPLF, the Federal Reserve supplies financing to the Bank at a rate of 35 basis points (0.35%) for a term and amount determined based on the principal amount of PPP loans fully and specifically pledged as collateral in support of the PPPLF borrowings.  Draws of PPPLF funds must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

As part of the annual increase in borrowings, long-term debt increased from $32,903,000 at December 31, 2019 to $75,115,000 at December 31, 2020.  During the second quarter of 2020, Mid Penn executed a new Federal Home Loan Bank (“FHLB”) two-year term lower-cost borrowing of $70,000,000 to fund anticipated core loan growth.  This increase was partially offset by the prepayment of $27,500,000 of higher-cost long-term FHLB borrowings.  Mid Penn recognized $165,000 of FHLB prepayment penalties, which were recorded within other noninterest expenses on the Consolidated Statements of Income.  Mid Penn recognized $93,000 of FHLB prepayment penalties during the year ended December 31, 2019 attributable to the prepayment of $20,000,000 of higher-cost FHLB borrowings.

Subordinated Debt

Subordinated debt outstanding increased $17,510,000 or 65 percent, from $27,070,000 at December 31, 2019 to $44,580,000 at December 31, 2020.  The year-over-year increase reflects the net impact of three subordinated debt transactions:

•

In March 2020, Mid Penn issued an aggregate of $15,000,000 of Subordinated Notes due March 2030 (the “March 2020 Notes”) to accredited investors.  The March 2020 Notes bear interest at a rate of 4 percent per year for the first five years and then float at the Wall Street Journal’s Prime Rate, and are intended to be treated as Tier 2 capital for regulatory capital purposes.

•

In December 2020, Mid Penn issued an aggregate of $12,150,000 of Subordinated Notes due December 2030 (the “December 2020 Notes”) to accredited investors.  The December 2020 Notes bear interest at a rate of 4.5 percent per year for the first five years and then float at the Wall Street Journal’s Prime Rate, and are intended to be treated as Tier 2 capital for regulatory capital purposes.

•

Also, during the fourth quarter of 2020, Mid Penn redeemed $9,500,000 in subordinated debt assumed in 2018 in conjunction with Mid Penn’s acquisition of First Priority Bank.  The First Priority Bank subordinated debt paid a high fixed rate of interest of 7 percent, and was redeemed promptly following the expiration of the noncallable period and after receiving the required regulatory approval for the redemption.  Mid Penn recognized prepayment fees of $143,000 related to the early redemption, which are included in other noninterest expenses.

Mid Penn’s return on average shareholders’ equity (“ROE”), a widely recognized performance indicator in the financial industry, was 10.76% in 2020 and 7.67% in 2019.  Return on average assets (“ROA”), another performance indicator, was 0.95% in 2020 and 0.82% in 2019.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn’s tax-equivalent net interest margin for the year ended December 31, 2020 was 3.48 percent versus 3.57 percent for the year ended December 31, 2019.  The yield on interest-earning assets decreased from 4.83 percent for 2019 to 4.25 percent for 2020.  The net interest margin and yields on loans and interest-earning assets reflect the recognition of PPP loan processing fees in total interest income. Though the average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to both (i) the significant average balance of PPP loans, which earn interest at a rate of 1 percent while outstanding, and (ii) reductions in market interest rates and the impact on the yields of loans, investments, and overnight funds subsequent to December 2019 as a result of the 1.50 percent of combined Federal Open Market Committee (“FOMC”) rate cuts during March 2020 in response to the COVID-19 pandemic.  The total cost of deposits for the year ended December 31, 2020 favorably decreased to 0.72 percent compared to 1.19 percent for the year ended December 31, 2019 as a result of the aforementioned growth in noninterest-bearing deposits, and from deposit rate decrease adjustments made during the year, including those made in response to the March 2020 FOMC rate cuts.  Further discussion of the net interest margin can be found in the Net Interest Income section below.

Mid Penn’s allowance for loan and lease losses at December 31, 2020 was $13,382,000 or 0.56% of total loans (less unearned discount), as compared to $9,515,000 or 0.54% at December 31, 2019.  Mid Penn had net loan charge-offs of $333,000 and $272,000 for the years ended December 31, 2020 and 2019, respectively.   Further discussion of these items can be found in the Provision for Loan and Lease Losses section below.

Total nonperforming assets were $15,644,000 at December 31, 2020, an increase compared to nonperforming assets of $12,157,000 at December 31, 2019. Further discussion of the components of nonperforming assets can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

The Corporation’s regulatory capital measures of Tier 1 Capital (to risk weighted assets) of $188,501,000 or 9.6%, and Total Capital (to risk weighted assets) of $246,529,000 or 12.6%, at December 31, 2020, are above the regulatory “well capitalized” requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity less the value of goodwill and other intangible assets, and excluding the impact of the accumulated other comprehensive income/loss component. Total Capital includes the Tier 1 Capital, as well as Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted regulatory limits.  Risk-weighted assets are determined by assigning various levels of risk, in accordance with regulatory risk-weighting definitions, to different categories of assets and off-balance sheet activities.

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

Total assets of Mid Penn grew $153,194,000 or 7 percent in 2019 to close the year at $2,231,175,000, compared to total assets of $2,077,981,000 as of December 31, 2018.  Asset growth during the year ended December 31, 2019 was primarily attributable to net organic loan growth, an increase in liquid assets from demand deposit growth, and the recording of operating and finance lease right of use assets as a result of Mid Penn’s adoption of Accounting Standard Codification (ASC) 842 – Leases effective January 1, 2019.  Please reference Note 25, Recent Accounting Pronouncements, within Item 8, Notes to Consolidated Financial Statements, for more information regarding the adoption of ASC 842.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

The average balances, effective interest differential, and interest yields for the years ended December 31, 2020, 2019, and 2018, and the components of net interest income are presented below in Table 1.  Table 2 provides a comparative presentation of the changes in net interest income for 2020 compared to 2019, and 2019 compared to 2018, by reflecting changes in interest income and interest expense caused by the volume and rate components of interest earning assets and interest-bearing liabilities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

	Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)	December 31, 2020				December 31, 2019				December 31, 2018
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$3,593	$39		1.09%	$5,236	$100		1.91%	$4,983	$75		1.51%
Investment Securities:
Taxable	112,636	2,524		2.24%	149,187	3,442		2.31%	165,422	3,838		2.32%
Tax-Exempt	49,410	1,276	(a)	2.58%	89,011	2,590	(a)	2.91%	102,656	2,940	(a)	2.86%
Total Securities	162,046	3,800		2.35%	238,198	6,032		2.53%	268,078	6,778		2.53%

Federal Funds Sold	135,243	497		0.37%	63,436	1,222		1.93%	25,745	451		1.75%
Loans and Leases, Net	2,247,002	103,871	(b)	4.62%	1,678,000	88,398	(b)	5.27%	1,243,987	61,965	(b)	4.98%
Restricted Investment in Bank Stocks	6,554	360		5.49%	5,964	424		7.11%	3,567	275		7.71%
Total Earning Assets	2,554,438	108,567		4.25%	1,990,834	96,176		4.83%	1,546,360	69,544		4.50%

Cash and Due from Banks	33,485				30,134				29,408
Other Assets	170,506				145,996				89,953
Total Assets	$2,758,429				$2,166,964				$1,665,721

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$538,385	$3,423		0.64%	$415,359	$4,331		1.04%	$371,873	$2,447		0.66%
Money Market	605,552	4,072		0.67%	443,248	7,355		1.66%	309,705	2,990		0.97%
Savings	186,132	346		0.19%	187,927	641		0.34%	191,686	540		0.28%
Time	443,607	8,558		1.93%	471,241	9,223		1.96%	324,853	4,907		1.51%
Total Interest-bearing Deposits	1,773,676	16,399		0.92%	1,517,775	21,550		1.42%	1,198,117	10,884		0.91%

Short-term Borrowings	106,233	371		0.35%	16,557	470		2.84%	8,833	207		2.34%
Long-term Debt	66,609	999		1.50%	54,634	1,580		2.89%	17,292	462		2.67%
Subordinated Debt	38,740	1,958		5.05%	27,073	1,564		5.78%	21,324	1,167		5.47%
Total Interest-bearing Liabilities	1,985,258	19,727		0.99%	1,616,039	25,164		1.56%	1,245,566	12,720		1.02%

Noninterest-bearing Demand	505,094				296,872				232,562
Other Liabilities	24,435				23,325				12,030
Shareholders' Equity	243,642				230,728				175,563
Total Liabilities & Shareholders' Equity	$2,758,429				$2,166,964				$1,665,721

Net Interest Income (taxable equivalent basis)		$88,840				$71,012				$56,824
Taxable Equivalent Adjustment		(632)				(864)				(890)
Net Interest Income		$88,208				$70,148				$55,934

Total Yield on Earning Assets				4.25%				4.83%				4.50%
Rate on Supporting Liabilities				0.99%				1.56%				1.02%
Average Interest Spread				3.26%				3.27%				3.48%
Net Interest Margin				3.48%				3.57%				3.67%

(a)

Includes tax equivalent adjustments (calculated using statutory rates of 21 percent) of $268,000, $544,000, and $617,000 for the years 2020, 2019, and 2018, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes tax equivalent adjustments (calculated using statutory rates of 21 percent) of $364,000, $320,000, and $273,000 for the years 2020, 2019, and 2018, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Net Interest Income

Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings.  Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.  Interest and average rates in Table 1 above are presented on a fully taxable-equivalent basis.  Tax-equivalent adjustments were calculated using statutory corporate tax rate of 21 percent for the years ended December 31, 2020, 2019 and 2018.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.  Loan fees of $15,795,000, $2,153,000 and $1,038,000 are included with loan interest income in Table 1 above for the years ended December 31, 2020, 2019, and 2018, respectively. During the year ended December 31, 2020, Mid Penn recognized $13,137,000 of PPP fees which are included in loan fees.  Similar fees were not recognized during the years ended December 31, 2019 or 2018.

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(31)	$(30)	$(61)	$4	$21	$25
Investment Securities:
Taxable	(843)	(75)	(918)	(377)	(19)	(396)
Tax-Exempt	(1,152)	(162)	(1,314)	(391)	41	(350)
Total Securities	(1,995)	(237)	(2,232)	(768)	22	(746)

Federal Funds Sold	1,383	(2,108)	(725)	660	111	771
Loans and Leases, Net	29,975	(14,502)	15,473	21,619	4,814	26,433
Restricted Investment Bank Stocks	42	(106)	(64)	185	(36)	149
Total Interest Income	29,374	(16,983)	12,391	21,700	4,932	26,632

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	1,283	(2,191)	(908)	286	1,598	1,884
Money Market	2,693	(5,976)	(3,283)	1,289	3,076	4,365
Savings	(6)	(289)	(295)	(11)	112	101
Time	(541)	(124)	(665)	2,211	2,105	4,316
Total Interest Bearing Deposits	3,429	(8,580)	(5,151)	3,775	6,891	10,666

Short-term Borrowings	2,546	(2,645)	(99)	181	82	263
Long-term Debt	346	(927)	(581)	998	120	1,118
Subordinated Debt	674	(280)	394	315	82	397
Total Interest Expense	6,995	(12,432)	(5,437)	5,269	7,175	12,444

NET INTEREST INCOME	$22,379	$(4,551)	$17,828	$16,431	$(2,243)	$14,188

The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis using a statutory corporate tax rate of 21 percent for the years ended December 31, 2020, 2019 and 2018.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

For the year ended December 31, 2020, Mid Penn’s tax-equivalent net interest margin was 3.48% versus 3.57% for the year ended December 31, 2019 and 3.67% for the year ended December 31, 2018.  During 2020, taxable equivalent net interest income increased $17,828,000 or 25 percent compared to 2019. During 2019, taxable equivalent net interest income increased $14,188,000 or 25 percent compared to 2018. The primary sources of the increased taxable equivalent net interest income for the 2020 year included (i) $2,292,000 of interest income from core loan growth, (ii) reduced interest expense due to a lower cost of deposits, and (iii) the recognition of $13,137,000 of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP.  These PPP fees are recognized into interest income over the term of the respective loan (most have a 24-month maturity), or sooner if the loans are forgiven by the Small Business Administration or the borrowers otherwise pay down principal prior to a loan’s stated maturity.

The yield on interest-earning assets decreased to 4.25% in 2020, from 4.83% in 2019 and 4.50% in 2018.  Though the average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to both (i) the significant average balance of PPP loans, which earn interest at a rate of 1 percent while outstanding, and (ii) reductions in market interest rates and the impact of the yields on loans, investments, and overnight funds subsequent to December 2019 consisting of 1.50 percent of combined Federal Open Market Committee (“FOMC”) rate cuts during March 2020 in response to the COVID-19 pandemic.

Interest expense for 2020 decreased by $5,437,000 or 22 percent when compared to 2019. Interest expense for 2019 increased by $12,444,000 or 98 percent when compared to 2018. The cost of interest-bearing liabilities decreased to 0.99% in 2020 from 1.56% in 2019 and 1.02% in 2018.  The decrease in the cost of interest-bearing liabilities in 2020 was due to an increase of $226,188,000 in noninterest-bearing deposits for the year ended December 31, 2020, and from deposit rate decrease adjustments made during the year, including those made in response to the March 2020 FOMC rate cuts.

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

Provision for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan and lease portfolio.  Mid Penn’s provision for loan and lease losses is based upon management’s monthly reviews of the loan portfolio throughout each year.  The purpose of the monthly reviews is to assess loan quality, identify impaired loans and leases, analyze delinquencies, ascertain loan and lease growth, evaluate actual and potential charge-offs and recoveries, assess general economic conditions in the markets we serve, and determine appropriate loan loss provisions to maintain an adequate allowance.

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s portfolio credit risk and potential loss assessment process, which took into consideration the risk characteristics of the loan and lease portfolio, shifting collateral values, and the assessment of other relevant qualitative factors from December 31, 2019 to December 31, 2020.  For the year ended December 31, 2020, the provision for loan and lease losses was $4,200,000 representing an increase of over 200 percent compared to a provision for loan losses of $1,390,000 for the year ended December 31, 2019.  The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not yet required to adopt the current expected credit loss (“CECL”) accounting standard.  The increase in the loan loss reserves and the provision was primarily the result of (i) providing for the year-to-date core loan growth (excluding PPP loans), which was over 13 percent during the year ended December 31, 2020, and (ii) an increase in the values of qualitative factors applied related to economic and external conditions when compared to prior periods, with such changes driven by the potential for ongoing financial implications from the COVID-19 pandemic on Mid Penn’s customers and market area.  The allowance for loan and lease losses as a percentage of total loans was 0.56% at December 31, 2020, compared to 0.54% at December 31, 2019 and 0.52% at December 31, 2018.

For the years ended December 31, 2020 and December 31, 2019, Mid Penn had net charge-offs of $333,000 and $272,000, respectively, compared to net recoveries of $291,000 during the same period of 2018.  Loans charged off during 2020 were comprised of four commercial real estate, construction, and land development loans totaling $265,000, three commercial and industrial loans for $45,000, one mortgage loan for $4,000, twelve consumer loans to unrelated borrowers totaling $37,000, and $21,000 of overdrawn deposit account charge-offs.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality or other relevant qualitative factors differ substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018	2017	2016
Balance, beginning of year	$9,515	$8,397	$7,606	$7,183	$6,168
Loans and leases charged off:
Commercial real estate, construction and land development	265	100	104	322	216
Commercial, industrial and agricultural	45	217	142	25	820
Real estate - residential	4	29	60	102	4
Consumer	58	82	222	48	67
Total loans and leases charged off	372	428	528	497	1,107

Recoveries on loans and leases previously charged off:
Commercial real estate, construction and land development	3	82	808	553	211
Commercial, industrial and agricultural	3	45	1	26	4
Real estate - residential	3	9	—	4	26
Consumer	30	20	10	12	11
Total loans and leases recovered	39	156	819	595	252

Net charge-offs (recoveries)	333	272	(291)	(98)	855
Provision for loan and lease losses	4,200	1,390	500	325	1,870
Balance, end of year	$13,382	$9,515	$8,397	$7,606	$7,183

	Years ended December 31,
	2020	2019	2018	2017	2016
Ratio of net charge-offs (recoveries) during the year to average loans and leases outstanding during the year, net of unearned discount	0.01%	0.02%	-0.02%	-0.01%	0.11%

Allowance for loan and lease losses as a percentage of total loans and leases at December 31	0.56%	0.54%	0.52%	0.84%	0.88%

Allowance for loan and lease losses as a percentage of non-performing assets at December 31	85.54%	78.27%	68.37%	67.26%	124.73%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Income from fiduciary activities	$1,694	$1,416	$1,155
Service charges on deposits	637	884	933
Net gain on sales of investment securities	467	1,878	137
Earnings from cash surrender value of life insurance	301	314	286
Mortgage banking income	9,682	3,771	751
ATM debit card interchange income	1,960	1,594	1,253
Merchant services income	392	413	347
Net gain on sales of SBA loans	442	831	561
Other income	2,333	1,520	2,039
Total Noninterest Income	$17,908	$12,621	$7,462

Noninterest Income

2020 versus 2019

For the year ended December 31, 2020, noninterest income totaled $17,908,000, an increase of $5,287,000 or 42 percent, compared to noninterest income of $12,621,000 for the year ended December 31, 2019.

Mortgage banking income was $9,682,000 for the year ended December 31, 2020, an increase of $5,911,000 or more than double the mortgage banking income of $3,771,000 recorded during 2019.  As mortgage interest rates declined and remained low for most of 2020, Mid Penn significantly increased residential mortgage originations (both purchase and refinance activity) and secondary-market loan sales and gains during 2020.

ATM debit card interchange income was $1,960,000 for the year ended December 31, 2020, an increase of $366,000 or 23 percent compared to interchange income of $1,594,000 for 2019. The increase resulted from increasing card-based transaction usage across our expanding checking account customer base.

Income from fiduciary and wealth management activities was $1,694,000 for the year ended December 31, 2020, an increase of $278,000 or 20 percent, compared to fiduciary income of $1,416,000 for 2019. The increased revenues in 2020 were attributed to growth in trust assets under management and increased sales of retail investment products.

Net gains on sales of investment securities were $467,000 for the year ended December 31, 2020, a decrease of $1,411,000 compared to net gains on sales of securities of $1,878,000 for the year ended December 31, 2019.  During the fourth quarter of 2019, Mid Penn  adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments and, as part of the adoption, Mid Penn reclassified several held-to-maturity debt securities with an aggregate amortized cost of $67,100,000 to the available-for-sale category.  Through implementation of planned organic hedging activities as part of Mid Penn’s interest rate risk management, all the reclassified securities were subsequently sold, and Mid Penn realized a pre-tax gain on the sales of $1,779,000 in 2019.  Investment sales and gains during the twelve months ended December 31, 2020 reflect the continued implementation of asset/liability management strategies, which included effectively using some of these gains to offset $165,000 of debt prepayment penalties, recorded within other noninterest expenses, associated with the early redemption of higher-cost FHLB advances.

Service charges on deposits were $637,000 during the year ended December 31, 2020, reflecting a decrease of $247,000 or 28 percent when compared to 2019.  The decrease is primarily due to less overdraft activity and decreased nonsufficient funds fees charged to deposit customers.

Net gains on sales of SBA loans were $442,000 for the year ended December 31, 2020, a decrease of $389,000 or 47 percent compared to net gains on sales of SBA loans of $831,000 during 2019.  Much of the decrease is due to the temporary shift of the resources in our SBA lending function to focus on the SBA-administered PPP loan processing, funding, and forgiveness during 2020.

Other income was $2,333,000 for the year ended December 31, 2020, an increase of $813,000 compared to other income of $1,520,000 for the year ended December 31, 2019.  The increase in other income was primarily driven by higher volumes of fee-based income, including loan-level swap fees, wire transfer fees, letter of credit fees, and credit card program referrals and royalties.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2020	2019	2018
Salaries and employee benefits	$37,758	$32,360	$23,862
Occupancy expense, net	5,505	5,352	4,019
Equipment expense	2,910	2,647	2,186
Software licensing and utilization	5,286	4,394	3,609
FDIC Assessment	1,680	839	772
Legal and professional fees	1,665	1,679	1,117
Charitable contributions qualifying for State tax credits	1,342	755	585
Mortgage banking profit-sharing expense	2,004	—	—
Pennsylvania Bank Shares tax expense	583	777	225
Marketing and advertising expense	542	906	1,025
Telephone expense	539	609	621
Loss (gain) on sale/write-down of foreclosed assets	333	(15)	4
Intangible amortization	1,398	1,430	1,224
Merger and acquisition expense	—	—	4,790
Director fees and benefits expense	1,109	1,005	792
ATM debit card processing expense	819	685	631
Meals, travel, and lodging expense	644	1,036	945
Insurance	368	353	278
Corporate donations and sponsorships	207	401	149
Investor services	200	153	159
Loan collection costs	197	487	271
OREO expense	150	91	275
Other expenses	5,338	4,009	2,632
Total Noninterest Expense	$70,577	$59,953	$50,171

Noninterest Expense

2020 versus 2019

For the year ended December 31, 2020, noninterest expense totaled $70,577,000, an increase of $10,624,000 or 18 percent, compared to noninterest expense of $59,953,000 for the year ended December 31, 2019.

Salaries and employee benefits were $37,758,000 for the year ended December 31, 2020, an increase of $5,398,000 or 17 percent, versus 2019, with the increase primarily attributable to (i) increased commissions expense, commensurate with the mortgage loan origination and sales success of the mortgage banking group;  (ii) increased compensation expense for  the substantial time and effort devoted to the PPP loan initiative by many of our business development officers and staff members during 2020; and (iii) the addition of private banking and insurance business development professionals in our new nonbank subsidiaries.

Software licensing and utilization costs were $5,286,000 for the year ended December 31, 2020, an increase of $892,000 or 20 percent compared to $4,394,000 for the year ended December 31, 2019.  This increase reflects the additional costs from both transaction volume-based charges, and licensing fees related to the addition of new staff and locations added since December 31, 2019, as well as costs associated with ensuring secure connectivity for an increased volume of employees working remotely in response to the COVID-19 pandemic restrictions.  Additionally, Mid Penn continued to invest in upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and increasing complexity of information technology management.

FDIC assessment expense was $1,680,000 for the year ended December 31, 2020, an increase of $841,000 or more than double the $839,000 of FDIC assessment expense recognized during the year ended December 31, 2019.  The lower assessment expense for the year ended December 31, 2019 reflected the receipt of $492,000 of FDIC small bank assessment credits in 2019.  Similar credits were not received in 2020.  Additionally, the total base assessment expense increased for 2020 when compared to 2019, primarily due to the significant year-over-year increase in total average assets of the Bank on which the assessment is based.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Community and charitable contributions qualifying for State tax credits totaled $1,342,000 for the year ended December 31, 2020, an increase of $587,000 compared to similar program contributions of $755,000 for the year ended December 31, 2019.  Mid Penn was approved by the Commonwealth of Pennsylvania to contribute an increased tax-credit-qualifying amount to participants within Pennsylvania’s Department of Community and Economic Development (“DCED”) Educational Improvement Tax Credit Program (“EITC”), and to moderate-to-low income housing projects in the DCED’s Neighborhood Assistance Program (“NAP”)  during the year ended December 31, 2020. These EITC and NAP contributions in 2020 generated tax credits totaling $1,132,000 to be applied to Mid Penn’s Pennsylvania bank shares tax liability.  These contributions and programs are also key elements of Mid Penn’s Community Reinvestment Act compliance activities.

Pennsylvania bank shares tax expense was $583,000 for the year ended December 31, 2020, a decrease of $194,000 or 25 percent compared to $777,000 for the year ended December 31, 2019.  The decrease in shares tax expense generally reflects the aforementioned larger dollar volume of EITC and NAP donations made, which qualified for PA shares tax credits.

Mortgage banking profit-sharing expense totaled $2,004,000 for payments accrued for or made to third-party principals commensurate with the record-level of earnings success within the Southeastern Pennsylvania mortgage banking group at Mid Penn for the year ended December 31, 2020.  Similar expenses were not recognized during the year ended December 31, 2019 as the group did not generate sufficient earnings in 2019 to qualify for profit-sharing to the third-party principals.

Marketing and advertising expense was $542,000 for the year ended December 31, 2020, a decrease of $364,000 or 40 percent compared to $906,000 during the same period in 2019.  The year of 2019 reflected additional advertising expense and promotional items expense to increase regional recognition and knowledge of Mid Penn’s First Priority Bank division and expanded mortgage origination operations in Southeastern Pennsylvania.  Similar expenses were not recognized in 2020.  Additionally, as a result of the pandemic, in-person promotional events were significantly reduced in 2020, resulting in less advertising and promotional items expense.

The loss on the sale or write-down of foreclosed assets was $333,000 during the year ended December 31, 2020 as compared to a gain on the sale of foreclosed assets of $15,000 during the year ended December 31, 2019.  The 2020 expense is attributable to write-downs taken on two related foreclosed assets totaling $358,000 during the year ended December 31, 2020.  These write-downs were partially offset by $25,000 of collective gains on the sale of certain smaller foreclosed real estate properties during 2020.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Software licensing and utilization costs were $4,394,000 for the year ended December 31, 2019, an increase of $785,000 or 22 percent compared to $3,609,000 for the year ended December 31, 2018. The year-over-year increase is a result of additional transaction volume-based costs and licensing fees related to the addition of the locations, staff and accounts for the First Priority offices acquired in July 2018, the expansion of the mortgage banking division during 2019, and the addition of the Hazle Township branch added in 2019.  Additionally, Mid Penn continued to invest in upgrades to internal systems, networks, storage capabilities, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and increasing complexity of information technology management.

Intangible amortization increased from $1,224,000 during the year ended December 31, 2018 to $1,430,000 during the year ended December 31, 2019 due to the full-year impact of amortization resulting from the core deposit intangible asset added from the First Priority acquisition on July 31, 2018.

Other expenses were $4,009,000 during the twelve months ended December 31, 2019, an increase of $2,632,000 or 52 percent compared to other expense of $2,632,000 for the same period in 2018.  As the First Priority acquisition and organic growth have significantly increased the organization’s geographic profile and employee base, several categories within other expense experienced related increases, including stationery and supplies, postage, printing, subscriptions, and employee relations.

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

Mid Penn’s portfolio of held-to-maturity securities, recorded at amortized cost, decreased $8,185,000 to $128,292,000 as of December 31, 2020, as compared to $136,477,000 as of December 31, 2019.  Mid Penn’s total available-for-sale securities portfolio decreased $31,261,000 or 84 percent, from $37,009,000 at December 31, 2019 to $5,748,000 at December 31, 2020.  The year ended December 31, 2020 reflected a higher volume of calls of both available-for-sale and held-to-maturity securities as market yields dropped due to both changes in the yield curve and from the FOMC reducing rates in response to the COVID-19 pandemic, leading to certain U.S. Agencies and other security issuers to execute calls on some higher coupon securities.  Additionally, Mid Penn initiated some sales of available-for-sale investment securities for both strategic portfolio and asset liability management objectives.

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

At December 31, 2020, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $2,000 (comprised of a gross unrealized loss on securities of $3,000 net of a deferred income tax benefit of $1,000).  At December 31, 2019, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $127,000 (comprised of a gross unrealized loss on securities of $161,000 net of a deferred income tax benefit of $34,000).  Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.  Table 6 provides a summary of our investment securities, and maturity and yield information relating to debt securities is shown in Table 7.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 6:  FAIR VALUE OF INVESTMENT SECURITIES

(Dollars in thousands)	December 31,
	2020	2019	2018
Available-for-sale securities:
U.S. government agencies	$—	$22,830	$41,572
Mortgage-backed U.S. government agencies	2	12,890	38,849
State and political subdivision obligations	—	30	29,256
Corporate debt securities	5,746	1,259	2,246
Total available-for-sale debt securities	5,748	37,009	111,923
Available-for-sale equity securities:
Equity securities	$515	$507	$492
Total available-for-sale equity securities	515	507	492
Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	$11,577	$50,036	$16,856
Mortgage-backed U.S. government agencies	41,743	42,091	64,548
State and political subdivision obligations	68,738	45,349	83,649
Corporate debt securities	10,736	—	1,539
Total held-to-maturity securities	132,794	137,476	166,592
Total	$139,057	$174,992	$279,007

TABLE 7:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
	One Year	Year thru	Years thru	After Ten
As of December 31, 2020	and Less	Five Years	Ten Years	Years	Total
Available for sale securities, at fair value:
Mortgage-backed U.S. government agencies	$—	$—	$—	$2	$2
Corporate debt securities	—	4,747	999	—	5,746
	$—	$4,747	$999	$2	$5,748
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$—	$7,988	$3,523	$—	$11,511
Mortgage-backed U.S. government agencies	—	—	13,342	27,468	40,810
State and political subdivision obligations	—	20,910	42,404	2,135	65,449
Corporate debt securities	—	5,085	5,437	—	10,522
	$—	$33,983	$64,706	$29,603	$128,292

		After One	After Five
		Year thru	Years
	One Year	Five	thru	After Ten
Weighted Average Yields	and Less	Years	Ten Years	Years	Total
Available for sale securities:
Mortgage-backed U.S. government agencies	—	—	—	2.35%	2.35%
Corporate debt securities	—	5.00%	4.50%	—	4.91%
	0.00%	5.00%	4.50%	2.35%	4.91%
Held to maturity securities:
U.S. Treasury and U.S. government agencies	—	1.42%	2.42%	—	1.73%
Mortgage-backed U.S. government agencies	—	—	2.95%	2.66%	2.75%
State and political subdivision obligations	—	2.99%	3.08%	2.92%	3.05%
Corporate debt securities	—	3.56%	3.03%	—	3.29%
	0.00%	2.71%	3.01%	2.68%	2.85%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Loans

Total loans at December 31, 2020 were $2,384,041,000 compared to $1,762,756,000 at December 31, 2019, an increase of $621,285,000 or 35 percent since year-end 2019.  Much of the growth is attributable to the funding of PPP loans during the second and third quarters of 2020, with $388,313,000 of PPP loans still outstanding as of December 31, 2020, net of deferred PPP processing fees of $7,746,000.  The annual loan growth also reflects an increase of $232,972,000 in core (non-PPP) loans, or a 13 percent organic loan growth rate, primarily in commercial real estate credits, and commercial and industrial loans.

At December 31, 2020, loans (net of unearned income) represented 85 percent of earning assets, compared to 86 percent and 85 percent at December 31, 2019 and 2018, respectively.

The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area of the Pennsylvania counties of Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland.  Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved.  Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured.  Residential real estate loans are secured by liens on the residential property.  Consumer loans include installment loans, lines of credit and home equity loans.  The Bank has no significant concentration of credit to any one borrower.  The Bank’s highest concentration of credit by loan type is in commercial real estate financings.

A distribution of the Bank's loan portfolio according to major loan classification is shown in Table 8, and the maturity and rate sensitivity information related to the loan portfolio is reflected in Table 9.

TABLE 8:  LOAN PORTFOLIO

(Dollars in thousands)	December 31,
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate, construction and land development	$1,348,569	56.6	$1,110,828	63.0	$1,003,542	61.8	$465,122	51.1	$397,547	48.8
Commercial, industrial and agricultural	752,354	31.6	339,147	19.2	286,583	17.6	188,262	20.7	171,985	21.1
Real estate - residential	276,065	11.6	304,995	17.3	323,639	19.9	253,152	27.8	240,418	29.5
Consumer	7,064	0.2	7,807	0.5	10,351	0.7	3,954	0.4	4,132	0.6
Total Loans	2,384,052	100.0	1,762,777	100.0	1,624,115	100.0	910,490	100.0	814,082	100.0
Unearned income	(11)		(21)		(48)		(86)		(158)
Loans net of unearned discount	2,384,041		1,762,756		1,624,067		910,404		813,924
Allowance for loan and lease losses	(13,382)		(9,515)		(8,397)		(7,606)		(7,183)
Net loans	$2,370,659		$1,753,241		$1,615,670		$902,798		$806,741

TABLE 9:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)		After One
	One Year	Year thru	After Five
As of December 31, 2020	and Less	Five Years	Years	Total
Commercial real estate, construction and land development	$83,141	$318,235	$947,193	$1,348,569
Commercial, industrial and agricultural	15,078	510,806	226,470	752,354
Real estate - residential mortgages	13,203	22,937	239,925	276,065
Consumer	931	2,002	4,120	7,053
	$112,353	$853,980	$1,417,708	$2,384,041

Rate Sensitivity
Predetermined rate	$50,067	$724,758	$228,957	$1,003,782
Floating or adjustable rate	62,286	129,222	1,188,751	1,380,259
	$112,353	$853,980	$1,417,708	$2,384,041

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

Other than as described herein, Mid Penn does not believe there are current significant credit-related trends, events or uncertainties relating to its loan portfolio that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Mid Penn recognizes that the effects of current and past economic conditions and other unfavorable business conditions, including the potential impact of the ongoing COVID-19 pandemic, may eventually adversely influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn regularly monitors the financial strength of its borrowers, including those at higher risk of credit stress from the pandemic or its economic effects, and does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components, or perform commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

TABLE 10:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2020	2019	2018	2017	2016
Nonperforming Assets:
Nonaccrual loans	$15,047	$11,471	$10,749	$10,575	$4,658
Accruing troubled debt restructured loans	463	490	517	544	877
Total nonperforming loans	15,510	11,961	11,266	11,119	5,535

Foreclosed real estate	134	196	1,017	189	224
Total nonperforming assets	15,644	12,157	12,283	11,308	5,759

Accruing loans 90 days or more past due	—	—	—	—	59
Total risk elements	$15,644	$12,157	$12,283	$11,308	$5,818

Nonperforming loans as a % of total loans outstanding	0.65%	0.68%	0.69%	1.22%	0.68%

Nonperforming assets as a % of total loans outstanding and other real estate	0.66%	0.69%	0.76%	1.24%	0.71%

Ratio of allowance for loan losses to nonperforming loans	86.28%	79.55%	74.53%	68.41%	129.78%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to partially or fully charging off the loan.  If a partial charge off is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.

Foreclosed real estate decreased $62,000 from $196,000 at December 31, 2019 to $134,000 at December 31, 2020, driven by the sale of several smaller foreclosed real estate properties in 2020. During 2020, nonperforming loans increased $3,487,000 from $12,157,000 at December 31, 2019, to $15,644,000 at December 31, 2020.  The increase in nonperforming assets was primarily the result of one loan relationship totaling $2,331,000 being reclassified to nonaccrual status (see Loan relationship no. 2 below).

Loan relationship no. 1 – At December 31, 2020, the contractual outstanding principal balance of this nonaccrual loan relationship was $7,354,000 and consisted of two commercial and industrial loans and one commercial real estate credit acquired in 2018 which were transferred from accrual to nonaccrual status during the fourth quarter of 2019.  Given that the fair value of the collateral, primarily comprised of a significant amount of commercial real estate, exceeds the outstanding principal balance, no specific allowance allocation has been currently assigned to this relationship.  Management is diligently pursuing its full rights given its priority liens to the collateral under the loan agreements to collect the remaining outstanding balance.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Loan relationship no. 2 –The contractual outstanding principal balance of this nonaccrual loan relationship was $2,331,000 and was comprised of two loans acquired in 2018. These loans were transferred from accrual to nonaccrual status during the second quarter of 2020.  These loans are collateralized primarily by commercial real estate, and, given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been currently assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

Mid Penn’s troubled debt restructured loans at December 31, 2020 totaled $1,479,000 of which $463,000 were accruing loans in compliance with the terms of the modification and $1,017,000 are included in the balance of total nonaccrual loans.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructured loans, and these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and may include reductions in principal payments, reductions in interest rates, and/or repayment of the loan as collateral is sold.

Further discussion of troubled debt restructured loans can be found in Note 7, Loans and Allowance for Loan and Lease Losses, within Item 8, Notes to Consolidated Financial Statements.  As of December 31, 2020, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

The following table provides additional analysis of partially charged off loans:

TABLE 11:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)	December 31, 2020	December 31, 2019
Period ending total loans outstanding (net of unearned income)	$2,384,041	$1,762,756
Allowance for loan and lease losses	13,382	9,515
Total Nonperforming loans	15,510	11,961
Recorded investment in nonperforming and impaired loans with partial charge-offs	836	332

Ratio of nonperforming loans with partial charge-offs to total loans	0.04%	0.02%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	5.39%	2.78%

Coverage ratio net of nonperforming loans with partial charge-offs	91.20%	81.82%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	0.56%	0.54%

Mid Penn has not experienced any additional charge-offs on loans for which a partial charge-off had originally been taken during the periods presented.

Mid Penn considers a commercial loan or commercial real estate loan to be impaired when it becomes 90 days or more past due and the collection efforts indicate that receipt of all contractual amounts due is not probable.  Impairment may occur before a 90-day or more period of delinquency when it is probable, based upon the facts and circumstances, that Mid Penn will be unable to collect all contractual principal and interest due.  This methodology assumes the borrower cannot or will not continue to make additional payments.  At that time, the loan would likely be considered collateral dependent as the discounted cash flow (“DCF”) method would indicate no operating income is available to add to the respective loan’s collateral position; therefore, most impaired loans are deemed to be collateral dependent.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

Mid Penn’s loan rating system assumes any loans classified as substandard nonaccrual to be impaired, and most of these loans are considered collateral dependent; therefore, most of Mid Penn’s impaired loans, whether reporting a specific allocation or not, are considered collateral dependent.

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

Mid Penn had loans with an aggregate balance of $15,510,000 which were deemed by management to be impaired at December 31, 2020, including $1,742,000 in loans from previous mergers which were acquired with credit deterioration.  Of the $13,768,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $1,452,000 were commercial and industrial relationships, $9,102,000 were commercial real estate relationships, $818,000 were residential relationships, $31,000 were commercial real estate – construction relationships, and $2,365,000 were home equity relationships.  As of December 31, 2020, there were specific loan loss reserve allocations of $533,000 against the commercial and industrial relationships and $274,000 against the commercial real estate relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The allowance for loan losses is a reserve established in the form of a provision expense for loan and lease losses and is reduced by loan charge-offs net of recoveries.  In addition to a loan review function that operates independently of the lending function, management monitors the loan portfolio at least monthly to identify changes to the credit risks in the portfolio so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for loan and lease losses to the Board of Directors, indicating any changes in the allowance since the last review.  In making the evaluation, management considers the results of recent regulatory examinations, which typically include a review of the allowance for loan and lease losses as an integral part of the examination process.  As part of the examination process, federal or state regulatory agencies may require Mid Penn to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

In establishing the allowance, management evaluates on a quantitative basis individual classified loans and nonaccrual loans, and determines an aggregate reserve for those loans based on that review.  In addition, an allowance for the remainder of the loan and lease portfolio is determined based on historical loss experience, adjusted by qualitative factors determined by management, within certain components of the portfolio.

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

While the allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates and consideration of the above-noted qualitative factors which may be susceptible to significant change.  Changes in these estimates may impact the provisions charged to expense in future periods.  Management believes, based on information currently available, that the allowance for loan and lease losses of $13,382,000 as of December 31, 2020 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 12 as of December 31 of each of the past five years.

TABLE 12:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2020	2019	2018	2017	2016
Commercial real estate, construction and land development	$8,789	$6,310	$4,778	$4,613	$4,467
Commercial, industrial and agricultural	3,066	2,341	2,391	1,795	1,581
Real estate - residential	429	417	453	428	541
Consumer	508	444	535	426	382
Unallocated	590	3	240	344	212
	$13,382	$9,515	$8,397	$7,606	$7,183

The increase in the allowance balance was the result of both organic loan growth during 2020, and from increases in the values of qualitative factors for both economic conditions and external factors given the impact of the COVID-19 pandemic impact. Management continues to monitor the portfolio very closely for pandemic-related stresses.  See also the discussion in the Provision for Loan and Lease Losses section.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The allowance for loan and lease losses at December 31, 2020 was $13,382,000 or 0.56% of total loans (less unearned discount), as compared to $9,515,000 or 0.54% at December 31, 2019, and $8,397,000 or 0.52% at December 31, 2018.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are retail deposits from businesses, public funds depositors, and consumers in its market area.  For the year ended December 31, 2020, total deposits increased by $562,186,000 or over 29 percent.  Deposits as of year-end 2019 had increased by $186,386,000 or 11 percent since December 31, 2018.  Deposit growth during the year ended December 31, 2020 was led by substantial increases in noninterest-bearing balances and money market deposits, primarily due to both new and expanded cash management and commercial deposit account relationships, including those from new customers established as a result of Mid Penn’s PPP loan activities.  Deposit growth from year-end 2018 to year-end 2019 was led by increases in money market deposits and noninterest-bearing balances, primarily due to both new and expanded cash management and commercial deposit account relationships.  Average balances and average interest rates applicable to the classifications of deposits for the years ended December 31, 2020, 2019, and 2018 are presented in Table 13.

Mid Penn had no brokered time deposits as of December 31, 2020, compared to $13,326,000 in brokered time deposits at December 31, 2019 and $56,188,000 as of December 31, 2018.  The decrease in brokered certificates of deposits during both 2019 and 2020 was the result of brokered certificates of deposit assumed in the First Priority and Phoenix acquisitions which matured and were not replaced.

TABLE 13:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	Years Ended December 31,
	2020		2019		2018
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$505,094	0.00%	$296,872	0.00%	$232,562	0.00%
Interest-bearing demand deposits	538,385	0.64	415,359	1.04	371,873	0.66
Money market	605,552	0.67	443,248	1.66	309,705	0.97
Savings	186,132	0.19	187,927	0.34	191,686	0.28
Time	443,607	1.93	471,241	1.96	324,853	1.51
	$2,278,770	0.72%	$1,814,647	1.19%	$1,430,679	0.76%

The maturity distribution of time deposits of $100,000 or more is reflected in Table 14.

TABLE 14:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2020	2019	2018
Three months or less	$33,819	$31,314	$29,957
Over three months to twelve months	116,798	148,449	201,827
Over twelve months	77,344	92,041	12,952
	$227,961	$271,804	$244,736

Short-term borrowings of $125,617,000 at December 31, 2020 consisted entirely of Mid Penn’s utilization of the Federal Reserve’s PPPLF.  The PPPLF allows banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35 percent. Mid Penn held no short-term borrowings as of December 31, 2019.  As of December 31, 2020 and 2019, the Bank had long-term debt outstanding in the amount of $75,115,000 and $32,903,000, respectively, consisting primarily of FHLB fixed rate advances as well as a finance lease liability executed in 2019.

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets.  The detailed computation of Mid Penn’s regulatory capital ratios can be found in Note 19, Regulatory Matters, within Item 8, Notes to Consolidated Financial Statements.  The greater the Corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses.  Capital management practices have been, and will continue to be, of paramount importance to the Corporation in support of both its regulatory capital requirements and its shareholders.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Shareholders’ equity increased by $17,814,000 or 7 percent from $237,874,000 as of December 31, 2019 to $255,688,000 as of December 31, 2020. The increase in shareholders’ equity primarily reflects the growth in retained earnings through year-to-date net income, net of dividends paid and declared.  Some of the year-over-year increase in shareholders’ equity was offset by the initiation of Mid Penn’s treasury stock repurchase program, which reflected total common stock buybacks of $1,795,000 as of December 31, 2020.  A total of 92,652 common shares were repurchased at a discount to tangible book value per share, with an average cost of $19.37 per share.

Shareholders’ equity increased by $14,664,000 or 7 percent from $223,209,000 as of December 31, 2018 to $237,874,000 as of December 31, 2019. The increase in shareholders’ equity during 2019 reflected (i) the growth in retained earnings through year-to-date net income of $17,701,000 net of dividends paid totaling $6,688,000, (ii) a $316,000 favorable prior period adjustment posted as part of the adoption of the new GAAP leasing standard, and (iii) other comprehensive income from the significant after-tax appreciation in the available-for-sale portfolio, much of which had been realized from securities sales during 2019.

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

Mid Penn’s dividend payout philosophy looks to provide reasonable quarterly cash returns to shareholders while still retaining sufficient earnings to finance future growth and maintain sound capital levels.  For additional information, see “Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities – Dividends”.  Dividends paid and declared on common shares totaled $0.77 and $0.82, respectively, for the year ended December 31, 2020.  Dividends paid and declared on common shares totaled $0.79 for the year ended December 31, 2019.  Dividends paid and declared on common shares totaled $0.70 and $0.45, respectively, for the year ended December 31, 2018.  The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 24.80% for 2020 and 37.80% for 2019.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2020 and 2019, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of December 31, 2020
Tier 1 Capital (to Average Assets)	$188,501	6.8%	$111,201	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	137,351	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	166,783	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	246,529	12.6%	206,026	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2020
Tier 1 Capital (to Average Assets)	$218,676	7.9%	$111,166	4.0%	$138,958	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	137,288	7.0%	127,482	6.5%
Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	166,707	8.5%	156,901	8.0%
Total Capital (to Risk Weighted Assets)	232,124	11.8%	205,933	10.5%	196,126	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2019
Tier 1 Capital (to Average Assets)	$168,146	7.8%	$86,773	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	120,020	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	145,738	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	204,811	11.9%	180,030	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2019
Tier 1 Capital (to Average Assets)	$185,101	8.5%	$86,760	4.0%	$108,450	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	119,995	7.0%	111,424	6.5%
Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	145,708	8.5%	137,137	8.0%
Total Capital (to Risk Weighted Assets)	204,196	11.9%	179,992	10.5%	171,421	10.0%

(a)	Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the BASEL III framework.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Effective in the third quarter of 2018, the Federal Reserve raised the consolidated asset limit to be considered a small bank holding company from $1 billion to $3 billion.  A company that qualifies as a small bank holding company is not subject to the Federal Reserve’s consolidated capital rules, although a company that so qualifies may continue to file reports that include such capital amounts and ratios.  Mid Penn has elected to continue to report those amounts and ratios.

Subordinated Debt

Subordinated Debt Issued December 2020

On December 22, 2020, Mid Penn Bancorp, Inc. entered into agreements for and sold, at 100% of their principal amount, an aggregate of $12,150,000 of its Subordinated Notes due December 2030 (the “December 2020 Notes”) on a private placement basis to accredited investors.  The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

The December 2020 Notes will bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.5%.  Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021.  The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals.  Additionally, if (A) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (B) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes or (C) Mid Penn will be considered an “investment company,” Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of the holding company or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of December 31, 2020.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn Bancorp, Inc. entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due 2030 (the “March 2020 Notes”).  The March 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

The March 2020 Notes bear interest at a rate of 4.0% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the March 2020 Notes are floating will at no time be less than 4.25%.  Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 30, June 30, September 30 and December 30.  The March 2020 Notes will mature on March 30, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after March 30, 2025 and prior to March 30, 2030.  Additionally, if all or any portion of the March 2020 Notes cease to be deemed Tier 2 Capital, Mid Penn may redeem, on any interest payment date, all or part of the March 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the March 2020 Notes at 100% of the principal amount of the 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of the holding company or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of December 31, 2020.

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  In accordance with purchase accounting principles, the First Priority Notes were assigned a fair value premium of $247,000. The notes were treated as Tier 2 capital for regulatory reporting purposes.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The First Priority Notes agreements were entered into by First Priority on November 13, 2015 with five accredited investors pursuant to which First Priority issued subordinated notes totaling $9,500,000. The First Priority Notes had a maturity date of November 30, 2025, and bear interest at a fixed rate of 7.00% per annum.  The Notes were non-callable for an initial period of five years and included provisions for redemption pricing between 101.5% and 100.5% of the liquidation value if called after five years but prior to the stated maturity date.

On December 18, 2020, Mid Penn redeemed the $9,500,000 of subordinated debt assumed in 2018 in conjunction with Mid Penn’s acquisition of First Priority Bank.  The First Priority subordinated debt was redeemed promptly following the expiration of the noncallable period and after receiving the required regulatory approval for the redemption.  Mid Penn recognized redemption pricing fees of $143,000 related to the early redemption, which are included in other noninterest expenses.

Subordinated Debt Issued December 2017

On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10,000,000 aggregate principal amount of its Subordinated Notes due 2028 (the “2017 Notes”). The 2017 Notes are treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2017.

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

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn entered into agreements with investors to purchase $7,500,000 aggregate principal amount of its Subordinated Notes (the “2015 Notes”) due 2025.  Eighty percent of the balance of the 2015 Notes were treated as Tier 2 capital for regulatory capital purposes as of December 31, 2020.

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

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of Mid Penn Preferred Stock at the $1,000 liquidation value. The redemption of the $3,404,000 of the Mid Penn Preferred Stock was completed and the final dividend payment was made on December 14, 2018.  Accordingly, no preferred stock was outstanding, and no preferred dividends were paid, as of and for the years ended December 31, 2020 and December 31, 2019, respectively.  Preferred dividends of $102,000 were paid in 2018.

Income Taxes

The provision for income taxes was $5,130,000 during the year ended December 31, 2020, an increase of $1,405,000 or 38 percent compared to $3,725,000 for the same period in 2019. The provision for income taxes for the year ended December 31, 2020 reflects an effective Federal tax rate of 16.8%, compared to an effective Federal tax rate of 17.8% for the year ended December 31, 2019.  The full-year 2020 tax provision and effective tax rate reflects (i) the impact of tax-free income earned on municipal investments and loans, (ii) the impact of certain CARES Act provisions allowing for the carryback of federal tax net operating losses (NOLs) to prior periods in which the Federal tax rate was 34 percent totaling $318,000, (iii) the full-year impact of tax credits recognized related to Mid Penn’s investment in a low-income housing project in Dauphin County, Pennsylvania totaling $861,000, and (iv) state income taxes that Mid Penn pays to the states of New Jersey, Maryland, and Delaware for revenues sourced in those respective states.

Income tax expense for 2019 was $3,725,000, compared to $2,129,000 for 2018.  The provision for income taxes for the twelve months ended December 31, 2019 reflects (i) an effective federal tax rate of 17.8%, with the difference from the statutory tax rate of 21% mostly related to tax-exempt income on municipal securities and loans;  (ii) a favorable adjustment to federal income tax expense of $277,000 for certain permanent nonrecurring tax benefits recorded during 2019; and (iii) New Jersey income tax expense of $185,000 attributable to increased New Jersey sourced income, primarily from First Priority legacy customers. Federal income tax expense in 2018 reflects the reduction in the maximum corporate income tax rate from 34 percent to 21 percent, legislated by the Tax Cuts and Jobs Act (“TCJA”) in December 2017, with the rate change effective January 1, 2018.

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

The Bank can obtain funds from overnight borrowings, short-term borrowings, and long-term borrowings from the FHLB, up to the Bank’s maximum borrowing capacity with the FHLB, which was $852,568,000 at December 31, 2020. FHLB borrowings require the Bank to make certain restricted stock purchases in accordance with FHLB requirements.  Borrowings with the FHLB are collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with other correspondent banks amounting to $35,000,000 at December 31, 2020.

Major sources of cash in 2020 came from the $562,186,000 net increase in deposits, $348,756,000 of proceeds from sales of mortgage loans originated for sale, and proceeds from short-term PPPLF borrowings of $125,617,000.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Major uses of cash in 2020 were $623,153,000 to fund net portfolio loan growth (primarily commercial PPP loans), $356,158,000 to fund mortgage loans originated for sale, and $178,630,000 to fund the purchase of investment securities.

Major sources of cash in 2019 came from the $186,368,000 net increase in deposits, $160,279,000 of proceeds from sales of mortgage loans originated for sale, and $154,307,000 in proceeds from the sales of available-for-sale investments securities.

Major uses of cash in 2019 were $163,228,000 to fund mortgage loans originated for sale, $139,430,000 to fund net portfolio loan growth (primarily commercial loans) and $79,254,000 to fund the purchase of investment securities.

Aggregate Contractual Obligations

Table 15 represents Mid Penn’s on-and-off balance sheet aggregate contractual obligations to make future payments as of December 31, 2020.

TABLE 15:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Financial Statements Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	9	$12,791	$1,942	$3,569	$2,814	$4,466
Finance lease obligation	9	4,894	217	434	511	3,732
Certificates of deposit	10	425,295	258,135	142,862	23,685	613
Long-term debt	12	72,792	942	70,887	705	258
Subordinated debt	13	61,224	1,972	3,944	11,444	43,864
Payments under benefit plans	16	3,534	221	481	739	2,093
Executive compensation payments	17	8,571	50	97	55	8,369
		$589,101	$263,479	$222,274	$39,953	$63,395

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

Off-Balance Sheet Items

Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures.  As of December 31, 2020, commitments to extend credit amounted to $654,977,000 compared to $435,553,000 as of December 31, 2019.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit increased to $39,468,000 at December 31, 2020, from $26,574,000 at December 31, 2019.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At December 31, 2020, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

TABLE 16:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2020			December 31, 2019
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	15.69%	≥ -20%	300	10.43%	≥ -20%
200	10.03%	≥ -15%	200	6.84%	≥ -15%
100	4.72%	≥ -10%	100	3.37%	≥ -10%
0			0
(100)	-3.97%	≥ -10%	(100)	-2.87%	≥ -10%
(200)	-9.30%	≥ -15%	(200)	-4.99%	≥ -15%
(300)	-14.45%	≥ -20%	(300)	-8.66%	≥ -20%

MID PENN BANCORP, INC.

ITEM 8.  FINANCIAL STATEMENTS

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2020, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Michael D. Peduzzi, CPA

Rory G. Ritrievi	Michael D. Peduzzi, CPA
President and	Sr. Executive Vice President and
Chief Executive Officer	Chief Financial Officer
March 15, 2021	March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Mid Penn Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2020 was $13.4 million. As described in Notes 3 and 7 to the financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans.

The allowance consists of specific and general components in the amounts of $0.8 million and $12.6 million, respectively. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures (including underwriting standards), changes in the mix and volume of loans originated, the effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, shifting industry or portfolio concentrations, and other relevant factors. The evaluation of the qualitative factor adjustments requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

Our audit procedures related to the qualitative factors included the following, among others:

-

We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.

-	We obtained an understanding of how management developed the estimates and related assumptions, including:
o

Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.

o	Evaluating the reasonableness of the qualitative factor established by management as compared to the underlying internal or external information sources.

Goodwill Impairment – Fair Value of Reporting Unit

As described in Notes 3 of the consolidated statements, the Company’s goodwill balance was $62.8 million as of December 31, 2020. Goodwill is evaluated annually for impairment or at interim periods if certain events occur which may cause the fair value of the reporting unit to fall below its carrying amount. The Company estimates the fair value of the single reporting unit by making significant estimates and assumptions related to the specific circumstances of the reporting unit such as projections of net interest income and net income.

We identified the impairment assessment of goodwill as a critical audit matter due to the complexity of the analysis and certain significant assumptions such as projected cash flows, discount and growth rates and comparable public companies.  Auditing management’s assumptions required a high degree of auditor judgement, subjectivity, and increased audit effort, including the use of internal specialists.

Our audit procedures related to the goodwill impairment assessments performed throughout the year included the following, among others:

-

We obtained an understanding of the relevant controls related to the assessment of goodwill impairment and tested such controls for design and operating effectiveness, including controls over management’s preparation of cash flow projections, review of significant assumptions such as discount and growth rates, and comparable public companies.

-	We obtained an understanding of the use of management’s specialist and their specialized skill and knowledge needed to evaluate their work.
-

We tested the completeness and accuracy of the underlying data used in the fair value estimates by agreeing Company financial data to internal records and using valuation specialists to obtain market data for a population of comparable companies.

-

We evaluated management’s cash flow projections and significant assumptions considered within the business plan by considering the current and past performance of the Company and the consideration of the Company’s ability to meet financial projections.

-	We utilized internal specialists to assist in:
o	Evaluating the discount rate by comparing to publicly available market data.
o	Evaluating the long-term growth rate by comparing to industry standard metrics.
o	Evaluating the price multiples of comparable public companies by comparing management’s assumptions to market information publicly available for comparable companies.
o	Evaluating the reasonableness and application of the methodologies used by management including the income approach and the market approach.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Philadelphia, Pennsylvania

March 15, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2019, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Corporation's auditor from 2013 to 2020.

Philadelphia, Pennsylvania

March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Mid Penn Bancorp, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 15, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Philadelphia, Pennsylvania

March 15, 2021

MID PENN BANCORP, INC.Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$31,284	$25,746
Interest-bearing balances with other financial institutions	1,541	4,657
Federal funds sold	270,899	108,627
Total cash and cash equivalents	303,724	139,030

Investment securities held to maturity, at amortized cost (fair value $132,794 and $137,476)	128,292	136,477
Investment securities available for sale, at fair value	5,748	37,009
Equity securities available for sale, at fair value	515	507
Loans held for sale	25,506	8,422
Loans and leases, net of unearned interest	2,384,041	1,762,756
Less: Allowance for loan and lease losses	(13,382)	(9,515)
Net loans and leases	2,370,659	1,753,241

Bank premises and equipment, net	24,886	24,937
Operating lease right of use asset	10,157	11,442
Finance lease right of use asset	3,267	3,447
Cash surrender value of life insurance	17,183	16,881
Restricted investment in bank stocks	7,594	4,902
Accrued interest receivable	12,971	7,964
Deferred income taxes	3,619	2,810
Goodwill	62,840	62,840
Core deposit and other intangibles, net	4,360	5,758
Foreclosed assets held for sale	134	196
Other assets	17,493	15,312
Total Assets	$2,998,948	$2,231,175

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$536,224	$310,036
Interest-bearing demand	605,567	458,451
Money Market	720,506	488,748
Savings	195,038	177,737
Time	417,245	477,422
Total Deposits	2,474,580	1,912,394

Short-term borrowings	125,617	—
Long-term debt	75,115	32,903
Subordinated debt	44,580	27,070
Operating lease liability	11,200	12,544
Accrued interest payable	2,007	2,208
Other liabilities	10,161	6,182
Total Liabilities	2,743,260	1,993,301

Shareholders' Equity:
Common stock, par value $1.00; 20,000,000 shares authorized Shares issued: 8,511,835 and 8,480,938 at December 31, 2020 and December 31, 2019; Shares outstanding: 8,419,183 and 8,480,938 at December 31, 2020 and December 31, 2019	8,512	8,481
Additional paid-in capital	178,853	178,159
Retained earnings	70,175	50,891
Accumulated other comprehensive income (loss)	(57)	343
Treasury Stock, at cost; 92,652 shares at December 31, 2020	(1,795)	—
Total Shareholders’ Equity	255,688	237,874
Total Liabilities and Shareholders' Equity	$2,998,948	$2,231,175

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income
(Dollars in thousands, except per share data)	Years Ended December 31,
	2020	2019	2018
INTEREST INCOME
Interest and fees on loans and leases	$103,507	$88,078	$61,692
Interest and dividends on investment securities:
U.S. Treasury and government agencies	1,631	3,084	3,518
State and political subdivision obligations, tax-exempt	1,008	2,046	2,323
Other securities	1,253	782	595
Total interest and dividends on investment securities	3,892	5,912	6,436

Interest on interest-bearing balances	39	100	75
Interest on federal funds sold	497	1,222	451
Total Interest Income	107,935	95,312	68,654
INTEREST EXPENSE
Interest on deposits	16,399	21,550	10,884
Interest on short-term borrowings	371	470	207
Interest on long-term and subordinated debt	2,957	3,144	1,629
Total Interest Expense	19,727	25,164	12,720
Net Interest Income	88,208	70,148	55,934
PROVISION FOR LOAN AND LEASE LOSSES	4,200	1,390	500
Net Interest Income After Provision for Loan and Lease Losses	84,008	68,758	55,434
NONINTEREST INCOME
Income from fiduciary activities	1,694	1,416	1,155
Service charges on deposits	637	884	933
Net gain on sales of investment securities	467	1,878	137
Earnings from cash surrender value of life insurance	301	314	286
Mortgage banking income	9,682	3,771	751
ATM debit card interchange income	1,960	1,594	1,253
Merchant services income	392	413	347
Net gain on sales of SBA loans	442	831	561
Other income	2,333	1,520	2,039
Total Noninterest Income	17,908	12,621	7,462
NONINTEREST EXPENSE
Salaries and employee benefits	37,758	32,360	23,862
Occupancy expense, net	5,505	5,352	4,019
Equipment expense	2,910	2,647	2,186
Software licensing and utilization	5,286	4,394	3,609
FDIC Assessment	1,680	839	772
Legal and professional fees	1,665	1,679	1,117
Charitable contributions qualifying for State tax credits	1,342	755	585
Mortgage banking profit-sharing expense	2,004	—	—
Pennsylvania Bank Shares Tax expense	583	777	225
Marketing and advertising expense	542	906	1,025
Telephone expense	539	609	621
Loss (gain) on sale or write-down of foreclosed assets	333	(15)	4
Intangible amortization	1,398	1,430	1,224
Merger and acquisition expense	—	—	4,790
Other expenses	9,032	8,220	6,132
Total Noninterest Expense	70,577	59,953	50,171
INCOME BEFORE PROVISION FOR INCOME TAXES	31,339	21,426	12,725
Provision for income taxes	5,130	3,725	2,129
NET INCOME	26,209	17,701	10,596
Series D preferred stock dividends	—	—	102
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$26,209	$17,701	$10,494

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$3.11	$2.09	$1.48
Diluted Earnings Per Common Share	$3.10	$2.09	$1.48
Cash Dividends Declared	$0.82	$0.79	$0.45

The accompanying notes are an integral part of these consolidated financial statements

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018
Net income	$26,209	$17,701	$10,596

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available for sale securities, net of income taxes of $131, $1,223, and ($259), respectively (d)	494	4,598	(1,010)

Reclassification adjustment for net gain on sales of available-for-sale securities included in net income, net of income taxes of ($98), ($394), and ($29), respectively (a), (d)	(369)	(1,484)	(108)

Change in defined benefit plans, net of income taxes of ($134), ($79), and $363, respectively (b), (d)	(503)	(296)	1,364

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income taxes of ($6), ($26), and ($156), respectively (c), (d)	(22)	(97)	(585)

Total other comprehensive (loss) income	(400)	2,721	(339)

Total comprehensive income	$25,809	$20,422	$10,257

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(c)

The reclassification adjustment for defined benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within the total noninterest income.  Please reference Note 16, Postretirement Benefit Plans, to the consolidated financial statements for more information.

(d)	The income tax impacts of the components of other comprehensive income are calculated using the 21 percent statutory tax rate for 2020, 2019 and 2018.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2018	$—	$4,242	$40,970	$32,565	$(2,074)	$—	$75,703

Impact of adoption of new accounting standard (a)	—	—	—	(44)	35	—	(9)
Balance at January 1, 2018, adjusted	—	4,242	40,970	32,521	(2,039)	—	75,694
Net income	—	—	—	10,596	—	—	10,596
Total other comprehensive loss, net of taxes	—	—	—	—	(339)	—	(339)
Series D preferred stock issued in connection with the First Priority acquisition	3,404	—	—	—	—	—	3,404
Series D preferred stock dividends	—	—	—	(102)	—	—	(102)
Series D preferred stock redemption	(3,404)	—	—	—	—	—	(3,404)
Common stock dividends declared	—	—	—	(3,453)	—	—	(3,453)
Common stock issued to Scottdale shareholders (1,878,827 shares) (b)	—	1,879	62,302	—	—	—	64,181
Common stock issued to First Priority shareholders (2,320,800 shares) (c)	—	2,321	73,801	—	—	—	76,122
Employee Stock Purchase Plan (4,132 shares)	—	4	115	—	—	—	119
Director Stock Purchase Plan (4,296 shares)	—	4	120	—	—	—	124
Restricted stock activity (9,647 shares)	—	10	257	—	—	—	267
Balance, December 31, 2018	$0	$8,460	$177,565	$39,562	$(2,378)	$0	$223,209

Impact of adoption of new accounting standard (d)	—	—	—	316	—	—	316
Balance at January 1, 2019, adjusted	—	8,460	177,565	39,878	(2,378)	—	223,525
Net income	—	—	—	17,701	—	—	17,701
Total other comprehensive income, net of taxes	—	—	—	—	2,721	—	2,721
Common stock dividends declared	—	—	—	(6,688)	—	—	(6,688)
Employee Stock Purchase Plan (5,151 shares)	—	5	129	—	—	—	134
Director Stock Purchase Plan (5,232 shares)	—	5	130	—	—	—	135
Restricted stock activity (10,637 shares)	—	11	335	—	—	—	346
Balance, December 31, 2019	$0	$8,481	$178,159	$50,891	$343	$0	$237,874

Net income	—	—	—	26,209	—	—	26,209
Total other comprehensive loss, net of taxes	—	—	—	—	(400)	—	(400)
Common stock dividends declared	—	—	—	(6,925)	—	—	(6,925)
Repurchased stock (12,129 shares)	—	—	—	—	—	(1,795)	(1,795)
Employee Stock Purchase Plan (8,005 shares)	—	8	147	—	—	—	155
Director Stock Purchase Plan (8,121 shares)	—	8	148	—	—	—	156
Restricted stock activity (14,771 shares)	—	15	399	—	—	—	414
Balance, December 31, 2020	$0	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-01. See Note 25, Recent Accounting Pronouncements, to the consolidated financial statements for more information.
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

(d)	Represents the impact of adopting Accounting Standard Update ASU 2016-02. See Note 25, Recent Accounting Pronouncements, to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net Income	$26,209	$17,701	$10,596
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,200	1,390	500
Depreciation	3,204	2,815	2,395
Amortization of intangibles	1,398	1,430	1,224
Net amortization of security premiums	782	755	517
Amortization of operating lease right of use assets	1,670	1,678	—
Amortization of finance lease right of use asset	180	150	—
Gain on sales of investment securities	(467)	(1,878)	(137)
Earnings on cash surrender value of life insurance	(301)	(331)	(286)
Mortgage loans originated for sale	(356,158)	(163,228)	(46,264)
Proceeds from sales of mortgage loans originated for sale	348,756	160,279	46,353
Gain on sale of mortgage loans	(9,682)	(3,771)	(751)
SBA loans originated for sale	(6,487)	(13,792)	(7,734)
Proceeds from sales of SBA loans originated for sale	6,929	14,622	8,296
Gain on sale of SBA loans	(442)	(831)	(561)
Loss on write-down/disposal of property, plant, and equipment	242	168	71
Loss (gain) on sale / write-down of foreclosed assets	333	(15)	4
Restricted stock compensation expense	414	346	267
Deferred income tax (benefit) expense	(1,367)	665	1,317
(Increase) decrease in accrued interest receivable	(5,007)	280	(398)
Increase in other assets	(1,971)	(8,193)	(1,779)
(Decrease) increase in accrued interest payable	(201)	(54)	528
Net change in operating lease liability	(1,714)	(1,782)	—
Increase (decrease) in other liabilities	3,549	(573)	(3,175)
Net Cash Provided By Operating Activities	14,069	7,831	10,983

Investing Activities:
Proceeds from the sale of available-for-sale securities	101,739	154,307	158,271
Proceeds from the maturity or call of available-for-sale securities	8,538	13,659	17,235
Purchases of available-for-sale securities	(78,542)	(20,406)	(24,830)
Proceeds from the maturity or call of held-to-maturity securities	107,583	23,160	14,493
Purchases of held-to-maturity securities	(100,029)	(58,848)	(75,375)
Net cash received from acquisitions	—	—	72,616
(Purchases) redemptions of restricted investment in bank stocks	(2,692)	1,744	72
Net increase in loans and leases	(623,153)	(139,430)	(132,097)
Proceeds from bank owned life insurance	—	140	—
Purchases of bank premises and equipment	(3,685)	(3,885)	(8,958)
Proceeds from sale of bank premises and equipment	65	1,268	—
Proceeds from sale of foreclosed assets	1,264	1,306	420
Net Cash (Used In) Provided By Investing Activities	(588,912)	(26,985)	21,847

Financing Activities:
Net increase (decrease) in deposits	562,186	186,368	(12,469)
Net increase (decrease) in short-term borrowings	125,617	(43,100)	(25,836)
Proceeds from long-term debt borrowings	70,000	13,500	30,000
Series D preferred stock dividends paid	—	—	(102)
Series D preferred stock redemption	—	—	(3,404)
Common stock dividends paid	(6,504)	(6,688)	(4,513)
Proceeds from Employee Stock Purchase Plan stock issuance	155	134	119
Proceeds from Director Stock Purchase Plan stock issuance	156	135	124
Treasury stock purchased	(1,795)	—	—
Net change in finance lease liability	(83)	(46)	—
Long-term debt repayment	(27,705)	(32,184)	(198)
Subordinated debt redemption	(9,640)	—	—
Subordinated debt issuance	27,150	—	—
Net Cash Provided By (Used In) Financing Activities	739,537	118,119	(16,279)

Net increase in cash and cash equivalents	164,694	98,965	16,551
Cash and cash equivalents, beginning of year	139,030	40,065	23,514
Cash and cash equivalents, end of year	$303,724	$139,030	$40,065

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information:
Interest paid	$19,928	$25,218	$11,103
Income taxes paid	$7,740	$3,770	$1,425

Supplemental Noncash Disclosures:
Recognition of operating lease right-of-use assets	$385	$13,120	$—
Recognition of operating lease liabilities	$370	$14,326	$—
Recognition of finance lease right-of-use asset	$—	$3,597	$—
Recognition of finance lease liability	$—	$3,597	$—
Loan transfers to foreclosed assets held for sale	$1,535	$470	$1,116
Debt securities transferred from held-to-maturity to available-for-sale	$—	$67,096	$—
Common stock issued to First Priority and Scottdale shareholders	$—	$—	$4,200
Dividends declared and not paid before year-end	$421	$—	$—

Assets, Liabilities, and Equity in Connection with Mergers (a):

(Dollars in thousands)

Assets Acquired:
Securities	$—	$—	$177,016
Loans	—	—	582,392
Restricted stock	—	—	2,334
Property and equipment	—	—	2,643
Foreclosed assets	—	—	136
Deferred income taxes	—	—	4,190
Accrued interest receivable	—	—	3,282
Core deposit and other intangible assets	—	—	7,976
Cash surrender value of life insurance	—	—	3,363
Other assets	—	—	1,100
	$—	$—	$784,432

Liabilities Assumed:
Deposits	$—	$—	$714,927
Borrowings	—	—	49,939
Accrued interest payable	—	—	1,089
Other liabilities	—	—	6,309
	$—	$—	$772,264

Equity Acquired:
Preferred stock	$—	$—	$3,404

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

For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and three nonbank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services and capabilities of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of December 31, 2020, the accounts and activities of these nonbank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

The comparability of Mid Penn’s results of operations for the year ended December 31, 2020, compared to the years ended December 31, 2019 and 2018, in general, has been materially impacted by these two acquisitions, as further described in Note 4 and Note 5, as well as events and legislation related to the COVID-19 pandemic in 2020, as further described in Note 27, COVID-19 Pandemic Implications.  For comparative purposes, the December 31, 2019 and December 31, 2018 balances have been reclassified, when necessary, to conform to the 2020 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2020, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.
(2)	Nature of Business

Mid Penn, through operations conducted by the Bank and its nonbank subsidiaries, engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans, and various types of time and demand deposits including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and IRAs.  In addition, the Bank provides a full range of trust and wealth management services through its Trust Department.  Deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law.

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its thirty-six retail banking offices located in the Pennsylvania counties of Berks, Bucks, Chester, Cumberland, Dauphin, Fayette, Lancaster, Luzerne, Montgomery, Northumberland, Schuylkill and Westmoreland.

During 2020, Mid Penn established three nonbank subsidiaries consisting of MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services and capabilities of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, the assessment of other-than-temporary impairment of investment securities, the valuation of goodwill and assessment for impairment, and the valuation of assets acquired and liabilities assumed in business combinations.
(b)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.
(c)	Restrictions on Cash and Due from Bank Accounts

The Bank is required by banking regulations to maintain certain minimum cash reserves.  As of both December 31, 2020 and 2019, there was no cash reserve balances required to be maintained at the Federal Reserve of Philadelphia because the Bank had sufficient vault cash available.
(d)	Interest-bearing Time Deposits with Other Financial Institutions

Interest-bearing time deposits with other financial institutions consist of certificates of deposits in other financial institutions with maturities within one year.

MID PENN BANCORP, INC.

(e)	Investment Securities

Securities to be held for indefinite periods, but not intended to be held to maturity, are classified as available for sale and carried at fair value.  Available-for-sale securities are those that management intends to use as part of its asset and liability management strategy and that may be sold in response to liquidity needs, changes in interest rates, resultant prepayment risk, pledging requirements, and other factors related to effective portfolio management.  For available-for-sale debt securities, realized gains and losses on dispositions are based on the difference between net proceeds and the amortized cost of the securities sold, using the specific identification method.  Unrealized gains and losses on debt securities are based on the difference between the amortized cost and fair value of each security as of the respective reporting date. Unrealized gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses flow through Mid Penn’s consolidated statement of income for the respective period.

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

In instances when a determination is made that an other-than-temporary impairment exists but the Company does not intend to sell the respective debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
(f)	Equity Securities

As a result of Mid Penn’s adoption of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018, the Corporation reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income. Prior to January 1, 2018, equity securities were stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income or loss, net of tax.  The adoption of ASU 2016-01 on January 1, 2018 resulted in net unrealized losses of $44,000 being reclassified out of accumulated other comprehensive loss and into retained earnings as reflected on the Consolidated Statement of Changes in Shareholders’ Equity for the period ended December 31, 2018.

As of December 31, 2020 and 2019, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $515,000 and $507,000, respectively.  An equity security consisting of $1,000,000 of preferred stock of another financial institution was purchased and subsequently sold during the year ended December 31, 2020, resulting in a gain on sale of $6,000.  No equity securities were sold during the year ended December 31, 2019.
(g)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are included in loans held for sale and are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements.  Gains and losses on sales of mortgage loans are included in noninterest income in the Consolidated Statements of Income.

MID PENN BANCORP, INC.

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

Commercial and industrial

Mid Penn originates commercial and industrial loans.  Most of the Bank’s commercial and industrial loans have been credits extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory, and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

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

MID PENN BANCORP, INC.

Payroll Protection Program (“PPP”) Loans

On March 27, 2020, in response to the novel coronavirus (“COVID-19”) pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law by President Donald Trump.  This legislation created the federal Paycheck Protection Program (“PPP”) which permitted eligible business entities to apply for loans through a participating financial institution to cover payroll, rent, and other business expenses during the COVID-19 pandemic.  The PPP loans, which are 100 percent guaranteed by the Small Business Administration (“SBA”), have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The vast majority of Mid Penn’s PPP loans have a two-year term to maturity.  The SBA may forgive the PPP loans if, among other criteria, at least 60 percent of the proceeds are used for payroll costs.  Also, the borrowers will not have to make any payments for six months following the date of disbursement of the loan, though interest will continue to accrue during the deferment period.   The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  In addition to the processing fees, Mid Penn recorded related loan origination costs.  As of December 31, 2020, Mid Penn had received $20,883,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative.   The balance of these fees that have not yet been realized as income, and the related loan origination costs, are deferred in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs and will be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  During the year ended December 31, 2020, Mid Penn recognized $13,137,000 of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.

As of December 31, 2020, Mid Penn had $388,313,000 of net PPP loans outstanding ($396,059,000 of gross PPP loans, net of deferred PPP processing fees of $7,746,000) with all of these loans being recorded in the commercial and industrial loan portfolio classification.

On February 22, 2021, on a Form 8-K filed with the Securities and Exchange Commission (“SEC”), Mid Penn reported that through February 18, 2021 it had received 2021 Paycheck Protection Program (“2021 PPP”) loan funding approvals through the Small Business Administration (“SBA”), and made subsequent loan disbursements, for 2,047 business customers totaling more than $290 million in loans.  These businesses collectively employ more than 26,000 individuals.  The 2021 PPP application window remains open as of the date of this report, and Mid Penn is continuing to process existing applications for loans that have not yet been approved or disbursed, and is continuing to receive new applications for submission to the SBA for additional PPP loan support of customers.  See Note 27, COVID-19 Pandemic Implications, for more details.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $66,000 at December 31, 2020 and $80,000 at December 31, 2019.

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

The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific and general components. For example, at times Mid Penn could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, including but not limited to (i) the unknown long-term impact of the ongoing COVID-19 pandemic which may not be reflected in current portfolio performance, (ii) unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or (iii) unanticipated stresses to the values of real estate held as collateral.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.

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

MID PENN BANCORP, INC.

As of December 31, 2020, Mid Penn had $388,313,000 of PPP loans outstanding, net of deferred fees, which are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to that pool.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of predecessor institutions’ related allowance for loan losses.  The balance of loans acquired at fair value and included in the balance of loans and leases, net of unearned interest on the Consolidated Balance Sheets totaled $276,701,000 and $414,498,000 as of December 31, 2020 and December 31, 2019, respectively.  Determining the fair value of acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

Acquired loans that met the criteria for impaired or nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if Mid Penn expects to fully collect the new carrying value (i.e. fair value) of the loans established at the time of acquisition.  As such, Mid Penn may no longer consider the loan to be nonaccrual or nonperforming at the date of acquisition and may accrue interest on these loans, including the impact of any accretable discount.  In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.

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
(j)	Bank Premises and Equipment Held For Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and, at December 31, 2020, totaled $210,000 related to a retail banking property which was closed and listed for sale on December 31, 2020.  There were no premises and equipment classified as held for sale as of December 31, 2019.  During 2019, Mid Penn sold the land and facility formerly used as a full-service retail banking property. An impairment charge of $105,000 was recorded during the year ended December 31, 2019 related to this property and is included in other expenses on the Consolidated Statement of Income. There were no impairment charges recorded during the year ended December 31, 2020.
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

MID PENN BANCORP, INC.

None of Mid Penn’s lease agreements include residual value guarantees or material variable lease payments.  Mid Penn does not have material restrictions or covenants imposed by leases that would impact Mid Penn’s ability to pay dividends or cause Mid Penn to incur additional financial obligations.
(l)	Bank-Owned Life Insurance

Mid Penn is the owner and beneficiary of bank-owned life insurance (“BOLI”) policies on current and former Mid Penn directors, as well as BOLI policies acquired through the Phoenix and First Priority acquisitions covering certain former Miners Bank and First Priority Financial Corp. employees.  The earnings from the BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs.  However, Mid Penn intends to hold these policies and, accordingly, Mid Penn has not provided deferred income taxes on the earnings from the increase in cash surrender value.

Mid Penn is also party to certain Split-Dollar Life Insurance Arrangements, and in accordance with GAAP, has accrued a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and a liability for the future death benefit.
(m)	Restricted Investments in Bank Stocks

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks.  As a member of the FHLB and Atlantic Community Bankers Bank (“ACBB”), the Bank is required to own restricted stock investments in these correspondent banks, which is carried at cost.  The level of stock ownership in the FHLB is adjusted by the FHLB throughout the year based upon the level of outstanding borrowings of the Bank (in general, a higher amount of borrowings, requires a higher amount of FHLB stock ownership).   During the years ended December 31, 2020, 2019, and 2018 dividends received from the FHLB totaled $360,000, $424,000, and $275,000 respectively.
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

In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, reducing the corporate tax rate applicable to Mid Penn, for tax years beginning after 2017, to a flat 21 percent statutory federal tax rate, which remains the applicable statutory federal tax rate through December 31, 2020.

MID PENN BANCORP, INC.

(o)	Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance totaled $62,840,000 at both December 31, 2020 and December 31, 2019 and was comprised of, (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this goodwill potential impairment assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.

In support of its March 31, 2020 financial reports, Mid Penn management performed a “Step One” goodwill analysis to determine whether the current or expected impact from the COVID-19 global pandemic resulted in any impairment to the recorded value of its goodwill intangible asset.  Based upon this goodwill analysis, Mid Penn management determined that there was no impairment to its goodwill as a result of the COVID-19 pandemic.  Additionally, Mid Penn did not identify any impairment on its outstanding goodwill from its most recent annual evaluation, which was performed as of October 31, 2020 using a qualitative analysis.  Similar qualitative analyses were performed in 2019 and 2018 with no goodwill impairment recognized.
(p)	Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangibles was $4,311,000 and $5,526,000 at December 31, 2020 and 2019, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $1,215,000, $1,367,000, and $1,188,000 for the years 2020, 2019, and 2018, respectively.  The core deposit intangible for each respective acquisition (Phoenix in 2015, and Scottdale and First Priority in 2018) is being amortized over a ten-year period staring at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangibles are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  During 2020 and continuing through the period subsequent to December 31, 2020, the novel coronavirus (“COVID-19”) global pandemic has impacted the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this COVID-19 event resulted in any impairment to the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, as reflected in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, Mid Penn has recognized substantial total deposit growth of $562,186,000 or over 29 percent during 2020, with none of this growth attributable to brokered deposits.  Subsequent to December 31, 2020, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of impairment.  Mid Penn did not identify any core deposit intangible impairment in either 2019 or 2018.
(q)	Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less cost to sell at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of December 31, 2020, Mid Penn had $134,000 of residential real estate held in other real estate owned.  There was also $13,000 in loans for which formal foreclosure proceedings were in process at December 31, 2020.  As of December 31, 2019, Mid Penn had $78,000 of residential real estate held in other real estate owned and $84,000 in loans for which formal foreclosure proceedings were in process.

MID PENN BANCORP, INC.

(r)	Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in core deposit and other intangibles in the Consolidated Balance Sheets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $49,000 and $78,000 at December 31, 2020 and 2019, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $29,000, $28,000, and $20,000 for the years 2020, 2019, and 2018, respectively.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized carrying value.  No servicing right impairments were identified or recorded for the three-year period ended December 31, 2020.  The principal balance of loans serviced for others was $9,384,000 and $12,357,000 for December, 31 2020 and 2019, respectively.
(s)	Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $146,000 at December 31, 2020 and $190,000 at December 31, 2019, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.  Mid Penn received $31,000 in low-income housing tax credits for the tax year ended December 31, 2019, and $76,000 for the tax year ended December 31, 2018.

Mid Penn also owns a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization, was $6,682,000 and $7,249,000 on December 31, 2020 and December 31, 2019, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000.  Investments made to date, and any future payments under this commitment, are paid in installments over the course of the construction and completion phases of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period, as the facilities became operational and began to be occupied beginning in December 2019.  The project has been conditionally awarded $8,613,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, with an annual LIHTC amount of approximately $861,000 to be awarded to Mid Penn in the year-ended December 31, 2020 and each full year thereafter during the ten-year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018, and the investment is expected to be fully funded during 2021.  Similar to the recognition period of the tax credits, Mid Penn intends to amortize this low-income housing investment using the cost amortization method over a ten-year period.
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

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Liabilities of $461,000 and $183,000, representing the funded status of the plan, were included in other liabilities as of December 31, 2020 and December 31, 2019, respectively.  Additionally, for the years ended December 31, 2020 and December 31, 2019, Mid Penn recognized $3,000 and $34,000, respectively, of settlement gains as a result of certain lump sum payouts to participants of the defined benefit pension plan.  The settlement gains were recorded in noninterest income as a component of other income for the years ended December 31, 2020 and December 31, 2019.

(v)	Other Benefit Plans

A funded contributory defined-contribution plan is maintained for substantially all employees.   The cost of the Mid Penn defined contribution plan is charged to current operating expenses and is funded annually.

During 2018, Mid Penn assumed the 401(k) plans of Scottdale and First Priority.  During the year ended December 31, 2020, the First Priority plan was terminated, and all remaining assets were either transferred to the Mid Penn 401(k) Plan or distributed to former employee participants. The Scottdale 401(k) Plan continues to be managed by Mid Penn’s human resources and trust areas; however, since the January 2018 Scottdale acquisition, the plan has been frozen resulting in no new participants added and no further contributions being made to the plans for the period subsequent to the acquisition through December 31, 2020.

(w)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank.  Trust assets under management totaled $148,621,000 and $152,492,000 at December 31, 2020 and 2019, respectively.  Most trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.
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

Mid Penn’s non-interest income revenue streams of income from fiduciary and wealth management activities, service charges on deposits, ATM debit card interchange income, merchant service fees and certain components of other income are within the scope of Topic 606 and are discussed in greater detail below.

MID PENN BANCORP, INC.

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

Merchant Services Income

Merchant services income is processed through a third-party provider with whom Mid Penn has partnered to provide merchant services to its business customers.  Fees are charged to merchants to process their debit card transactions, cash advance services, and other related products.  Mid Penn receives a percentage of the revenue generated from each joint customer relationship after the third party has collected the fee income from the merchant.  Payment is primarily received in the following month.

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

MID PENN BANCORP, INC.

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plan	Accumulated Other Comprehensive (Loss) Income
Balance - December 31, 2020	$(3)	$(54)	$(57)
Balance - December 31, 2019	$(128)	$471	$343
(z)	Restricted Common Stock

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

The following data show the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)
	2020	2019	2018
Net income	$26,209	$17,701	$10,596
Less: Dividends on Series D preferred stock	—	—	102
Net income available to common shareholders	$26,209	$17,701	$10,494

Weighted average shares outstanding (basic)	8,439,427	8,468,586	7,071,091
Effect of dilutive unvested restricted stock grants	3,665	23,487	20,706
Weighted average shares outstanding (diluted)	8,443,092	8,492,073	7,091,797

Basic earnings per common share	$3.11	$2.09	$1.48
Diluted earnings per common share	$3.10	$2.09	$1.48

There were no antidilutive shares at December 31, 2020, 2019, and 2018.

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

MID PENN BANCORP, INC.

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

Included in the purchase price was goodwill of $19,178,000 and a core deposit intangible of $4,940,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  During the years ended December 31, 2020 and 2019, core deposit intangible amortization expense related to the Scottdale acquisition totaled $719,000 and $808,000, respectively.  Core deposit intangible amortization related to the Scottdale acquisition for the five years beginning 2021 through 2025 is estimated to be $629,000, $539,000, $449,000, $359,000, and $269,000 per year, respectively, and $270,000 in total for the two years after 2025.

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

MID PENN BANCORP, INC.

The following table presents pro forma information as if the merger between Mid Penn Bank and Scottdale had been completed on January 1, 2017.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn Bank merged with Scottdale at the beginning of 2017.  The supplemental pro forma earnings for the year ended December 31, 2018 exclude both (i) adjustments to estimate the eight-day impact of Scottdale due to immateriality and impracticality and (ii) $1,304,000 of merger related costs incurred in 2018 related to the Scottdale acquisition, of which $205,000 was not deductible for federal income tax purposes. Scottdale merger related costs also included approximately $518,000 of severance and retention bonus expenses. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

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

Included in the purchase price was $39,744,000 of goodwill, a core deposit intangible of $2,832,000, and a trade name intangible of $205,000.  The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require.  Core deposit intangible amortization expense recognized in 2020 and 2019 related to the First Priority acquisition totaled $442,000 and $493,000, respectively. Core deposit intangible amortization expense related to the First Priority acquisition for the five years beginning 2020 through 2024 is estimated to be $390,000, $339,000, $288,000, $236,000 and $185,000 per year, respectively, and $244,000 in total for the three years after 2025.

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

(6)     Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at December 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available for sale securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	5,750	—	4	5,746
Total available for sale securities	5,752	—	4	5,748
Held to maturity securities:
U.S. Treasury and U.S. government agencies	11,511	66	—	11,577
Mortgage-backed U.S. government agencies	40,810	948	15	41,743
State and political subdivision obligations	65,449	3,295	6	68,738
Corporate debt securities	10,522	215	1	10,736
Total held to maturity securities	128,292	4,524	22	132,794
Total	$134,044	$4,524	$26	$138,542

MID PENN BANCORP, INC.

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available for sale securities:
U.S. government agencies	$22,894	$6	$70	$22,830
Mortgage-backed U.S. government agencies	12,996	7	113	12,890
State and political subdivision obligations	30	—	—	30
Corporate debt securities	1,250	9	—	1,259
Total available-for-sale debt securities	37,170	22	183	37,009
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	50,210	46	220	50,036
Mortgage-backed U.S. government agencies	42,098	95	102	42,091
State and political subdivision obligations	44,169	1,193	13	45,349
Total held-to-maturity debt securities	136,477	1,334	335	137,476
Total	$173,647	$1,356	$518	$174,485

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note 15, Fair Value Measurement, for more information on the fair value of investment securities.

During the fourth quarter of 2019, Mid Penn early adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments), and as part of the adoption, reclassified 113 held-to-maturity debt securities with an aggregate amortized cost of $67,096,000 to the available for sale category. All 113 securities were subsequently sold during the fourth quarter and Mid Penn recognized a pre-tax gain on the sales of $1,779,000.  Please refer to Note 25, Recent Accounting Pronouncements, for more information regarding the adoption of ASU 2019-04.

Investment securities having a fair value of $102,959,000 at December 31, 2020, and $147,283,000 at December 31, 2019, were pledged primarily to secure public fund deposits. Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $288,950,000 as of December 31, 2020 and $169,051,000 as of December 31, 2019.

MID PENN BANCORP, INC.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2020	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
Corporate debt securities	2	$3,497	$4	0	$—	$—	2	$3,497	$4
Total temporarily impaired available for sale securities	2	3,497	4	0	—	—	2	3,497	4

Held to maturity securities:
Mortgage-backed U.S. government agencies	8	$5,336	$15	0	$—	$—	8	$5,336	$15
State and political subdivision obligations	2	801	6	0	—	—	2	801	6
Corporate debt securities	1	449	1	0	—	—	1	449	1
Total temporarily impaired held to maturity securities	11	6,586	22	0	—	—	11	6,586	22
Total	13	$10,083	$26	0	$—	$—	13	$10,083	$26

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2019	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
U.S. government agencies	4	$4,652	$24	7	$11,982	$46	11	$16,634	$70
Mortgage-backed U.S. government agencies	1	1,643	4	14	10,603	109	15	12,246	113
Total temporarily impaired available for sale securities	5	6,295	28	21	22,585	155	26	28,880	183

Held to maturity securities:
U.S. Treasury and U.S. government agencies	18	$29,024	$219	1	$2,999	$1	19	$32,023	$220
Mortgage-backed U.S. government agencies	6	8,445	35	13	11,050	67	19	19,495	102
State and political subdivision obligations	3	1,383	13	0	—	—	3	1,383	13
Total temporarily impaired held to maturity securities	27	38,852	267	14	14,049	68	41	52,901	335
Total	32	$45,147	$295	35	$36,634	$223	67	$81,781	$518

MID PENN BANCORP, INC.

Management evaluates securities for other-than-temporary impairment at least on quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer.  In addition, for debt securities, Mid Penn considers (a) whether management has the intent to sell the security, (b) it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (c) whether management expects to recover the entire amortized cost basis.  For equity securities, management considers the intent and ability to hold securities until recovery of unrealized losses.

At December 31, 2020, the majority of the unrealized losses on securities in an unrealized loss position were attributable to mortgage-backed U.S. government agencies. At December 31, 2019, the majority of the unrealized losses on securities in an unrealized loss position were attributed to U.S. government agencies and mortgage-backed U.S. government agencies.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of December 31, 2020 and December 31, 2019, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 2020, 2019, and 2018 are shown in the table below.

(Dollars in thousands)	For the year ended December 31,
	2020	2019	2018
Realized gains	$479	$1,951	$150
Realized losses	(12)	(73)	(13)
Net gains	$467	$1,878	$137

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value at December 31, 2020.

(Dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2020	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year but within 5 years	4,750	4,747	33,983	35,196
Due after 5 years but within 10 years	1,000	999	51,364	53,659
Due after 10 years	—	—	$2,135	$2,196
	5,750	5,746	87,482	91,051
Mortgage-backed securities	2	2	40,810	41,743
	$5,752	$5,748	$128,292	$132,794

MID PENN BANCORP, INC.

7)       Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by those rated as “pass” (net of deferred fees and costs of $9,084,000 as of December 31, 2020 and $1,081,000 as of December 31, 2019), and the loans classified as “special mention” and “substandard” within Mid Penn’s internal risk rating system as of December 31, 2020 and December 31, 2019, are as follows:

(Dollars in thousands)

December 31, 2020	Pass	Special Mention	Substandard	Total
Commercial and industrial	$739,306	$9,928	$3,120	$752,354
Commercial real estate	1,084,123	1,708	13,825	1,099,656
Commercial real estate - construction	248,882	—	31	248,913
Residential mortgage	200,544	53	1,244	201,841
Home equity	71,856	3	2,365	74,224
Consumer	7,053	—	—	7,053
	$2,351,764	$11,692	$20,585	$2,384,041

(Dollars in thousands)

December 31, 2019	Pass	Special Mention	Substandard	Total
Commercial and industrial	$326,573	$9,558	$3,016	$339,147
Commercial real estate	913,001	2,426	13,711	929,138
Commercial real estate - construction	181,650	—	40	181,690
Residential mortgage	235,252	55	1,417	236,724
Home equity	68,224	—	47	68,271
Consumer	7,786	—	—	7,786
	$1,732,486	$12,039	$18,231	$1,762,756

The increase in deferred fees and costs from December 31, 2019 to December 31, 2020 was the result of collected but unearned PPP loan processing fees related to the PPP loans which Mid Penn processed and disbursed during the second and third quarters of 2020.  PPP loans are included in commercial and industrial loans and are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as “pass” within Mid Penn’s internal risk rating system as of December 31, 2020.

Mid Penn had no loans classified as “Doubtful” as of December 31, 2020 and December 31, 2019.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$899	$931	$—	$890	$890	$—
Commercial real estate	8,215	8,574	—	7,973	8,366	—
Commercial real estate - construction	31	34	—	40	61	—
Residential mortgage	818	842	—	817	838	—
Home equity	2,365	2,395	—	25	27	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration: *
Commercial and industrial	$—	$—	$—	$3	$68	$—
Commercial real estate	1,419	1,693	—	1,423	1,708	—
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	323	568	—	381	578	—
Home equity	—	13	—	1	5	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$553	$574	$533	$—	$—	$—
Commercial real estate	887	994	274	338	380	166
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$1,452	$1,505	$533	$893	$958	$—
Commercial real estate	10,521	11,261	274	9,734	10,454	166
Commercial real estate - construction	31	34	—	40	61	—
Residential mortgage	1,141	1,410	—	1,198	1,416	—
Home equity	2,365	2,408	—	26	32	—
Consumer	—	—	—	—	—	—

*	Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2020, 2019, and 2018 are summarized as follows:

	December 31, 2020		December 31, 2019		December 31, 2018
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$1,136	$—	$178	$3	$—	$—
Commercial real estate	9,379	5	3,363	20	3,048	3
Commercial real estate - construction	44	—	32	—	—	—
Residential mortgage	998	26	854	30	754	29
Home equity	1,801	—	27	—	101	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$1	$—	$18	$—	$23	$—
Commercial real estate	1,423	—	1,597	—	1,414	23
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	361	—	991	—	832	—
Home equity	1	—	4	—	1	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$205	$—	$962	$—	$4,437	$—
Commercial real estate	752	—	424	—	541	—
Commercial real estate - construction	—	—	147	—	367	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$1,342	$—	$1,158	$3	$4,460	$—
Commercial real estate	11,554	5	5,384	20	5,003	26
Commercial real estate - construction	44	—	179	—	367	—
Residential mortgage	1,359	26	1,845	30	1,586	29
Home equity	1,802	—	31	—	102	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of December 31, 2020 and 2019 are summarized as follows:

(Dollars in thousands)
	2020	2019
Commercial and industrial	$1,452	$894
Commercial real estate	10,520	9,800
Commercial real estate - construction	31	40
Residential mortgage	679	711
Home equity	2,365	26
	$15,047	$11,471

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $638,000, $333,000, and $536,000, in the years ended December 31, 2020, 2019, and 2018, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2020 and 2019 are summarized as follows:

(Dollars in thousands)
December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing

Commercial and industrial	$365	$1,017	$1,377	$2,759	$749,595	$752,354	$—
Commercial real estate	1,096	—	7,668	8,764	1,089,473	1,098,237	—
Commercial real estate - construction	—	—	—	—	248,913	248,913	—
Residential mortgage	126	—	282	408	201,110	201,518	—
Home equity	71	22	2,343	2,436	71,788	74,224	—
Consumer	—	6	—	6	7,047	7,053	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	9	—	1,402	1,411	8	1,419	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	168	168	155	323	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$1,667	$1,045	$13,240	$15,952	$2,368,089	$2,384,041	$—

(Dollars in thousands)
December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing

Commercial and industrial	$—	$1,059	$890	$1,949	$337,195	$339,144	$—
Commercial real estate	1,298	11	7,819	9,128	918,587	927,715	—
Commercial real estate - construction	—	—	—	—	181,690	181,690	—
Residential mortgage	145	—	326	471	235,872	236,343	—
Home equity	34	—	—	34	68,236	68,270	—
Consumer	5	3	—	8	7,778	7,786	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	3	3	—	3	—
Commercial real estate	16	473	934	1,423	—	1,423	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	5	—	203	208	173	381	—
Home equity	—	—	—	—	1	1	—
Consumer	—	—	—	—	—	—	—
Total	$1,503	$1,546	$10,175	$13,224	$1,749,532	$1,762,756	$—

MID PENN BANCORP, INC.

Activity in the allowance for loan and lease losses for the years ended December 31, 2020, 2019, and 2018, and the recorded investment in loans receivable as of December 31, 2020, 2019, and 2018 are as follows:

(Dollars in thousands)
Dec. 31, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease Financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$2,341	$6,259	$51	$—	$417	$442	$2	$3	$9,515
Charge-offs	(45)	(258)	(7)	—	(4)	—	(58)	—	(372)
Recoveries	3	1	2	—	3	3	27	—	39
Provisions	767	2,653	88	—	13	62	30	587	4,200
Ending balance	3,066	8,655	134	—	429	507	1	590	13,382
Ending balance: individually evaluated for impairment	533	274	—	—	—	—	—	—	807
Ending balance: collectively evaluated for impairment	$2,533	$8,381	$134	$—	$429	$507	$1	$590	$12,575

Loans receivable:
Ending balance	$752,354	$1,099,656	$248,913	$—	$201,841	$74,224	$7,053	$—	$2,384,041
Ending balance: individually evaluated for impairment	1,452	9,102	31	—	818	2,365	—	—	13,768
Ending balance: acquired with credit deterioration	—	1,419	—	—	323	—	—	—	1,742
Ending balance: collectively evaluated for impairment	$750,902	$1,089,135	$248,882	$—	$200,700	$71,859	$7,053	$—	$2,368,531

MID PENN BANCORP, INC.

(Dollars in thousands)
Dec. 31, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease Financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$2,391	$4,703	$75	$—	$453	$528	$7	$240	$8,397
Charge-offs	(217)	(60)	(40)	—	(29)	(18)	(64)	—	(428)
Recoveries	45	82	—	—	9	5	15	—	156
Provisions	122	1,534	16	—	(16)	(73)	44	(237)	1,390
Ending balance	2,341	6,259	51	—	417	442	2	3	9,515
Ending balance: individually evaluated for impairment	—	166	—	—	—	—	—	—	166
Ending balance: collectively evaluated for impairment	$2,341	$6,093	$51	$—	$417	$442	$2	$3	$9,349

Loans receivable:
Ending balance	$339,147	$929,138	$181,690	$—	$236,724	$68,271	$7,786	$—	$1,762,756
Ending balance: individually evaluated for impairment	890	8,311	40	—	817	25	—	—	10,083
Ending balance: acquired with credit deterioration	3	1,423	—	—	381	1	—	—	1,808
Ending balance: collectively evaluated for impairment	$338,254	$919,404	$181,650	$—	$235,526	$68,245	$7,786	$—	$1,750,865

MID PENN BANCORP, INC.

(Dollars in thousands)
Dec. 31, 2018	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Lease Financing	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$1,795	$4,435	$178	$—	$428	$423	$3	$344	$7,606
Charge-offs	(142)	(64)	(40)	—	(60)	(185)	(37)	—	(528)
Recoveries	1	808	—	—	—	1	9	—	819
Provisions	737	(476)	(63)	—	85	289	32	(104)	500
Ending balance	2,391	4,703	75	—	453	528	7	240	8,397
Ending balance: individually evaluated for impairment	500	204	38	—	—	—	—	—	742
Ending balance: collectively evaluated for impairment	$1,891	$4,499	$37	$—	$453	$528	$7	$240	$7,655

Loans receivable:
Ending balance	$286,518	$861,369	$142,173	$53	$253,543	$70,096	$10,315	$—	$1,624,067
Ending balance: individually evaluated for impairment	4,527	2,728	367	—	811	30	—	—	8,463
Ending balance: acquired with credit deterioration	28	1,563	—	—	1,208	4	—	—	2,803
Ending balance: collectively evaluated for impairment	$281,963	$857,078	$141,806	$53	$251,524	$70,062	$10,315	$—	$1,612,801

MID PENN BANCORP, INC.

The recorded investments in troubled debt restructured loans at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2020	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$6
Commercial real estate	1,806	1,707	933
Commercial real estate - construction	40	40	31
Residential mortgage	728	725	510
	$2,582	$2,480	$1,480

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2019	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$3	$3	$3
Commercial real estate	2,562	2,463	1,705
Commercial real estate - construction	40	40	40
Residential mortgage	677	675	490
	$3,282	$3,181	$2,238

Mid Penn’s troubled debt restructured loans at December 31, 2020 totaled $1,480,000, and included three accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $463,000.  The remaining $1,017,000 of troubled debt restructurings were attributable to nine loans among seven relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large relationship accounted for $535,000 of the total $1,017,000 in nonaccrual impaired troubled debt restructured loans.  As of December 31, 2020, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2020.

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

There were three loans modified in 2020, two loans modified in 2019, and one loan modified in 2018 that resulted in troubled debt restructurings.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2020, 2019, and 2018.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2020	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	1	$593	$593	$535
Residential mortgage	2	51	51	47
	3	$644	$644	$582

MID PENN BANCORP, INC.

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2019	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	1	$3	$3	$3
Commercial real estate - construction	1	40	40	40
	2	$43	$43	$43

(Dollars in thousands)		Pre-Modification	Post-Modification
December 31, 2018	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	1	$270	$270	$266
	1	$270	$270	$266

The CARES Act, signed into law in March 2020, along with a joint agency statement issued by banking agencies, provided that short-term modifications made in response to COVID-19 to current and performing borrowers did not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments, with some borrowers reverting to interest-only payments.  The majority of the deferrals were granted for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest continued to accrue on loans modified under the CARES Act during the deferral period.  During 2020, Mid Penn had provided loan modifications meeting the CARES Act qualifications to over 1,000 borrowers.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers, and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.    As of December 31, 2020, the principal balance of loans remaining in this CARES Act qualifying deferment status totaled $11,681,000, or less than 1 percent of the total loan portfolio.  Most borrowers granted a CARES Act deferral have returned to regular payment status.

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2020 and 2019.

(Dollars in thousands)
	For the year ended December 31,
	2020	2019
Accretable yield, beginning of period	$89	$309
Accretable yield amortized to interest income	(49)	(220)
Accretable yield, end of period	$40	$89

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  The aggregate amount of these loans was $12,567,000 and $11,220,000 at December 31, 2020 and 2019, respectively.   During 2020, $6,511,000 of new loans and advances were extended and repayments totaled $5,164,000.  None of these loans were past due, in nonaccrual status, or restructured at December 31, 2020.

MID PENN BANCORP, INC.

(8)	Bank Premises and Equipment

At December 31, 2020 and 2019, bank premises and equipment are as follows:

(Dollars in thousands)
	2020	2019
Land	$4,333	$3,911
Buildings	19,863	18,141
Furniture, fixtures, and equipment	13,890	12,491
Leasehold improvements	1,680	1,486
Construction in progress	351	2,001
Total cost	40,117	38,030
Less accumulated depreciation	(15,231)	(13,093)
Total bank premises and equipment	$24,886	$24,937

The construction in progress as of December 31, 2020 consisted primarily of computer equipment upgrades to be placed in service at Mid Penn’s offsite disaster recovery location, as well as some facility renovations in process of completion at year-end.  The construction in progress as of December 31, 2019 included furniture and fixtures, computer equipment, and facility improvements associated with a commercial building in Harrisburg, Pennsylvania that will serve as a central training and meeting facility for Mid Penn.  The renovations were substantially completed in January 2020 and Mid Penn employees took occupancy at that time.

Depreciation expense was $3,204,000 in 2020, $2,815,000 in 2019, and $2,395,000 in 2018.

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

As a result of the adoption of ASU 2016-02, the remaining balance of a deferred sale/leaseback gain originated in 2017 was eliminated through an opening adjustment to retained earnings.  The adoption of this standard also resulted in an increase to both other assets and other liabilities to record right-of-use lease assets and corresponding lease liabilities for all of Mid Penn’s leased facilities.  Please reference Note 25, Recent Accounting Pronouncements, for more information.

Operating and finance lease right-of-use assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.  Mid Penn has elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheet.

There were no sale and leaseback transactions or leveraged leases as of December 31, 2020. Mid Penn had executed a lease agreement for a full-service branch location commencing February 1, 2021.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of December 31, 2020 and December 31, 2019.

MID PENN BANCORP, INC.

(Dollars in thousands)	December 31, 2020		December 31, 2019
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$10,157	$3,267	$11,442	$3,447
Lease liability	$11,200	$3,467	$12,544	$3,551
Weighted average remaining lease term (in years)	8.05	18.17	8.64	19.17
Weighted average discount rate	3.30%	3.81%	3.33%	3.81%

A summary of lease costs during the years ended December 31, 2020 and December 31, 2019 is presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Year Ended
	December 31, 2020	December 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$180	$150
Interest expense on lease liability	133	113
Total finance lease cost	313	263
Operating lease cost	2,061	2,077
Short-term and equipment lease costs	40	55
Variable lease cost	—	—
Sublease income	(21)	(24)
Total lease costs	$2,393	$2,371

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$133	$113
Operating cash flows from operating leases	2,105	2,181
Financing cash flows from finance leases	83	46

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	December 31, 2020
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$1,942	$217
After one but within two years	1,909	217
After two but within three years	1,660	217
After three but within four years	1,602	252
After four but within five years	1,212	259
After five years	4,466	3,732
Total undiscounted cash flows	12,791	4,894
Discount on cash flows	(1,591)	(1,427)
Total lease liability	$11,200	$3,467

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating and finance leases as of December 31, 2020, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

MID PENN BANCORP, INC.

	As of December 31, 2020
(Dollars in thousands)	Lease Obligation	Sublease Rental Income	Net Rental Expense
2021	2,445	21	2,424
2022	2,426	—	2,426
2023	2,179	—	2,179
2024	2,013	—	2,013
2025	1,632	—	1,632
thereafter	8,543	—	8,543
	$19,238	$21	$19,217

The rental expense paid to related parties was $269,000 in 2020, $279,000 in 2019, and $320,000 in 2018.  The future minimum payments to related parties are $274,000 (2021), $274,000 (2022), $274,000 (2023), $274,000 (2024), $185,000 (2025), and $1,349,000 thereafter.

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating leases as of December 31, 2019, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

	As of December 31, 2019
(Dollars in thousands)	Lease Obligation	Sublease Rental Income	Net Rental Expense
2020	2,558	24	2,534
2021	2,308	6	2,302
2022	2,183	—	2,183
2023	1,891	—	1,891
2024	1,717	—	1,717
thereafter	9,549	—	9,549
	$20,206	$30	$20,176

Rental expense in connection with leases was $2,371,000 in 2019 and $1,672,000 in 2018.

(10)	Deposits

At December 31, 2020 and 2019, time deposits amounted to $417,245,000 and $477,422,000, respectively.  Interest expense on certificates of deposit amounted to $8,558,000, $9,223,000, and $4,906,000 for the years ended December 31, 2020, 2019, and 2018, respectively.  The aggregate amount of demand deposit overdrafts that were reclassified as loans were $116,000 at December 31, 2020, compared to $84,000 as of December 31, 2019.

Time deposits at December 31, 2020 mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $250,000	$250,000 or more
Maturing in 2021	$210,964	$42,285
Maturing in 2022	69,800	18,072
Maturing in 2023	47,412	4,874
Maturing in 2024	8,475	2,114
Maturing in 2025	11,866	782
Maturing thereafter	601	—
	$349,118	$68,127

MID PENN BANCORP, INC.

Mid Penn had no brokered certificates of deposits as of December 31, 2020 compared to brokered certificates of deposits totaling $13,326,000 at December 31, 2019. The decrease in the balance during 2020 was the result of a portfolio of brokered certificates of deposit assumed in the First Priority and Phoenix acquisitions which matured and were not replaced.

Deposits and other funds from related parties held by Mid Penn at December 31, 2020 and 2019 amounted to $60,125,000 and $54,360,000, respectively.
(11)	Short-term Borrowings

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,222,193,000 at December 31, 2020.  The Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $490,048,000 (equal to $852,568,000 of maximum borrowing capacity less letter of credit and other FHLB advances outstanding) at December 31, 2020 upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of December 31, 2020 or 2019.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at December 31, 2020.  No draws have been made on these lines of credit and on December 31, 2020 and 2019, the balance was zero.

PPPLF Borrowings

The entire balance of short-term borrowings of $125,617,000 at December 31, 2020 consisted of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  The PPPLF allows banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.  Draws of PPPLF funds must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.  Mid Penn had no short-term PPPLF borrowings as of December 31, 2019.

The following table outlines Mid Penn’s various sources of short-term borrowed funds at or for the years ended December 31, 2020 and 2019. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

(Dollars in thousands)	December 31,
	2020	2019
Federal funds purchased:
Balance at year end	$—	$—
Weighted average rate at year end	—	—
Maximum month-end balance	$—	$37,573
Average daily balance during the year	$—	$3,739
Weighted average rate during the year	—	2.97%
FHLB short-term borrowings:
Balance at year end	$—	$—
Weighted average rate at year end	—	—
Maximum month-end balance	$—	$54,667
Average daily balance during the year	$—	$12,819
Weighted average rate during the year	—	2.80%
FRB PPPLF borrowings:
Balance at year end	$125,617	$—
Weighted average rate at year end	0.35%	—
Maximum month-end balance	$203,937	$—
Average daily balance during the year	$106,233	$—
Weighted average rate during the year	0.35%	—

MID PENN BANCORP, INC.

(12)	Long-term Debt

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  As of December 31, 2020, and 2019, the Bank had long-term debt outstanding in the amount of $75,115,000 and $32,903,000, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability executed in 2019.

The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $288,950,000 as of December 31, 2020 and $169,051,000 as of December 31, 2019.

During the first quarter of 2019, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039 and is included in long-term debt on the Consolidated Balance Sheets.  Please reference Note 9, Leases, for more information related to Mid Penn’s finance lease obligation.

The following table presents a summary of long-term debt as of December 31, 2020 and December 31, 2019.

(Dollars in thousands)	At December 31,
	2020	2019
FHLB fixed rate instruments:
Due June 2020, 1.72%	$—	$2,000
Due July 2020, 2.45%	—	5,000
Due August 2020, 3.05%	—	5,000
Due September 2020, 2.38%	—	2,500
Due October 2020, 3.06%	—	5,000
Due November 2020, 2.32%	—	3,000
Due December 2020, 1.78%	—	2,000
Due December 2020, 2.31%	—	3,000
Due April 2022, 0.86343%	70,000	—
Due August 2026, 4.80%	1,606	1,846
Due February 2027, 6.71%	42	47
Less: fair value adjustments on debt assumed in acquisitions	—	(41)
Total FHLB fixed rate instruments	71,648	29,352
Lease obligations included in long-term debt	3,467	3,551
Total long-term debt	$75,115	$32,903

During 2020, Mid Penn prepaid $25,000,000 of FHLB fixed rate instruments and recognized prepayment penalties of $165,000 that is included in other expenses on the Consolidated Statement of Income for the year ended December 31, 2020. During 2019, Mid Penn prepaid $20,000,000 of FHLB fixed rate instruments and recognized a prepayment penalty of $93,000 for the year ended December 31, 2019. No prepayment penalties were recognized during the year ended December 31, 2018.

The aggregate principal amounts due on FHLB fixed rate instruments subsequent to December 31, 2020 are $258,000 (2021), $70,271,000 (2022), $284,000 (2023), $299,000 (2024), $313,000 (2025) and $223,000 thereafter.

(13)    Subordinated Debt

Subordinated Debt Issued December 2020

On December 22, 2020, Mid Penn Bancorp, Inc. (“Mid Penn”), the parent company of Mid Penn Bank, entered into agreements for and sold, at 100% of their principal amount, an aggregate of $12,150,000 of its Subordinated Notes due December 2030 (the “December 2020 Notes”) on a private placement basis to accredited investors.  The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

MID PENN BANCORP, INC.

The December 2020 Notes bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.5%.  Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021.  The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals.  Additionally, if (A) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (B) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes or (C) Mid Penn will be considered an “investment company,” Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of December 31, 2020.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the “March 2020 Notes”).  The March 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

The March 2020 Notes bear interest at a rate of 4.0% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the March 2020 Notes are floating will at no time be less than 4.25%.  Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 30, June 30, September 30 and December 30.  The March 2020 Notes will mature on March 30, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after March 30, 2025 and prior to March 30, 2030.  Additionally, if all or any portion of the March 2020 Notes cease to be deemed Tier 2 Capital, Mid Penn may redeem, on any interest payment date, all or part of the 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the March 2020 Notes at 100% of the principal amount of the March 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of December 31, 2020.

Subordinated Debt Issued December 2017

On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10,000,000 aggregate principal amount of its Subordinated Notes due 2028 (the “2017 Notes”). The 2017 Notes are treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2017.

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

MID PENN BANCORP, INC.

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  As of December 31, 2020 and 2019, related parties held $1,450,000 of the 2017 Notes.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of its Subordinated Notes due 2025 (the “2015 Notes”).  Eighty-percent of the balance of the 2015 Notes are treated as Tier 2 capital for regulatory capital purposes as of December 31, 2020.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership or similar event.  As of December 31, 2020 and 2019, related parties held $1,930,000 of the 2015 Notes.

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  In accordance with purchase accounting principles, the First Priority Notes were assigned a fair value premium of $247,000. The notes were intended to be treated as Tier 2 capital for regulatory reporting purposes.

The First Priority Notes agreements were entered into by First Priority on November 13, 2015 with five accredited investors pursuant to which First Priority issued subordinated notes totaling $9,500,000. The First Priority Notes had a maturity date of November 30, 2025, and paid interest at a fixed rate of 7.00% per annum.  The Notes were non-callable for an initial period of five years and include provisions for redemption pricing between 101.5% and 100.5% of the liquidation value if called after five years but prior to the stated maturity date.

On December 18, 2020, Mid Penn redeemed this $9,500,000 in subordinated debt assumed in 2018 in conjunction with Mid Penn’s acquisition of First Priority Bank.  The First Priority subordinated debt was redeemed promptly following the expiration of the noncallable period and upon receipt of the required regulatory approval.  Mid Penn recognized redemption pricing fees of $143,000 related to the early redemption, which are included in other noninterest expenses.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the liability. The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $70,000 at December 31, 2020 and $103,000 at December 31, 2019.

(14)	Loan-Level Interest Rate Swaps

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

MID PENN BANCORP, INC.

The fair value, notional amount, and collateral posted related to six outstanding loan-level interest rate swaps are presented below.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	489	$—
Notional Amount	22,331	—
Cash Collateral Posted (b)	500	—

(a)	Included in other assets on the Consolidated Balance Sheets
(b)	Included in cash and due from banks on the Consolidated Balance Sheet

The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$489	$—
Gross amounts offset	489	—
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	500	—
Net Amounts	$500	$—

(15)	Fair Value Measurement

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

MID PENN BANCORP, INC.

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

There were no transfers of assets between fair value Level 1 and Level 2 for the years ended December 31, 2020 or 2019.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	5,746	—	5,746	—
Other assets:
Equity securities	515	515	—	—
Interest rate swap agreements	489	—	489	—
	$6,752	$515	$6,237	$—

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
U.S. government agencies	$22,830	$—	$22,830	$—
Mortgage-backed U.S. government agencies	12,890	—	12,890	—
State and political subdivision obligations	30	—	30	—
Corporate debt securities	1,259	—	1,259	—
Other assets:
Equity securities	507	507	—	—
	$37,516	$507	$37,009	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$800	$—	$—	$800
Foreclosed Assets Held for Sale	77	—	—	77

		Fair value measurements at December 31, 2019 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$271	$—	$—	$271
Foreclosed Assets Held for Sale	122	—	—	122

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$800	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	25%-100%	40%
Foreclosed Assets Held for Sale	77	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	27%-27%	27%

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2019	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$271	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	26% - 85%	36%
Foreclosed Assets Held for Sale	$122	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	8% - 27%	16%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

MID PENN BANCORP, INC.

The following methodologies and assumptions were used to estimate the fair value of certain assets and liabilities:

Securities Available for Sale:

The fair value of equity and debt securities classified as available for sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, relying on the securities’ relationship to other benchmark quoted prices.

Interest Rate Swap Agreements

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

Mid Penn actively monitors the values of collateral on impaired loans.  This monitoring may require the modification of collateral values, either in a positive or negative way, due to the passage of time or some other change in one or more valuation inputs.  Collateral values for impaired loans will be reassessed by management at least every twelve months for possible revaluation by an independent third party.

Foreclosed Assets Held for Sale:

Certain assets included in foreclosed assets held for sale are carried at fair value and accordingly is presented as measured on a non-recurring basis.  Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2020 and 2019.

(Dollars in thousands)	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$303,724	$303,724	$139,030	$139,030
Available for sale investment securities	5,748	5,748	37,009	37,009
Held to maturity investment securities	128,292	132,794	136,477	137,476
Loans held for sale	25,506	26,262	8,422	8,630
Equity securities	515	515	507	507
Net loans and leases	2,370,659	2,444,105	1,753,241	1,789,402
Restricted investment in bank stocks	7,594	7,594	4,902	4,902
Accrued interest receivable	3,619	3,619	2,810	2,810
Interest rate swap agreements	489	489	—	—

Financial liabilities:
Deposits	$2,474,580	$2,496,799	$1,912,394	$1,916,624
Short-term borrowings	125,617	125,617	—	—
Long-term debt (a)	71,648	70,498	29,352	30,216
Subordinated debt	44,580	43,098	27,070	25,273
Accrued interest payable	2,007	2,007	2,208	2,208

(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of December 31, 2020 and 2019.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2020 and 2019.  Carrying values approximate fair values for cash and cash equivalents, equity securities, restricted investment in bank stocks, accrued interest receivable and payable, interest rate swap agreements and short-term borrowings.  Other than cash and cash equivalents, which are considered as valued using Level 1 Inputs, these instruments are valued using Level 2 Inputs.  The following tables exclude financial instruments for which the placement in the fair value hierarchy has been disclosed elsewhere or for which the carrying amount approximates fair value.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2020	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$128,292	$132,794	$—	$132,794	$—
Loans held for sale	25,506	26,262	—	26,262	—
Net loans and leases	2,370,659	2,444,105	—	—	2,444,105
Financial instruments - liabilities
Deposits	$2,474,580	$2,496,799	$—	$2,496,799	$—
Long-term debt (a)	71,648	70,498	—	70,498	—
Subordinated debt	44,580	43,098	—	43,098	—

MID PENN BANCORP, INC.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2019	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$136,477	$137,476	$—	$137,476	$—
Loans held for sale	8,422	8,630	—	8,630	—
Net loans and leases	1,753,241	1,789,402	—	—	1,789,402
Financial instruments - liabilities
Deposits	$1,912,394	$1,916,624	$—	$1,916,624	$—
Long-term debt	29,352	30,216	—	30,216	—
Subordinated debt	27,070	25,273	—	25,273	—

(16)	Postretirement Benefit Plans

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

Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits.  Medical benefits are provided for up to five years after retirement.  Employees who retired prior to December 31, 2015 may elect the least expensive single coverage in the employer’s group medical plan.  If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank will pay, at its discretion, premiums for single 65-special coverage or similar supplemental coverage.  For those employees who retired between September 18, 2015 and December 31, 2015, the Bank will only pay up to $5,000 towards such medical coverage.  Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank will reimburse the retiree for up to $5,000 (grossed up by 36.79 percent as of December 31, 2020) in medical costs.

The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2020 and 2019, and a statement of the funded status at December 31, 2020 and 2019.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2020	2019
Benefit obligations, January 1	$404	$475
Service cost	3	3
Interest cost	13	17
Change in experience	45	(13)
Change in assumptions	27	34
Benefit payments	(150)	(112)
Benefit obligations, December 31	$342	$404

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	150	112
Benefit payments	(150)	(112)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(342)	$(404)

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

The amount recognized in other liabilities on the consolidated balance sheets at December 31, 2020 and 2019, is as follows:

(Dollars in thousands)
	2020	2019
Accrued benefit liability	$342	$404

The amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2020	2019
Net loss (gain), pretax	$22	$(50)
Net prior service cost, pretax	(40)	(64)

The accumulated benefit obligation for health and life insurance plans was $342,000 and $404,000 at December 31, 2020 and 2019, respectively.

MID PENN BANCORP, INC.

There will be $25,000 in estimated prior service costs amortized from accumulated other comprehensive income into net periodic benefit cost during 2021.

The components of net periodic postretirement benefit (income) cost for 2020, 2019 and 2018 are as follows:

(Dollars in thousands)
	2020	2019	2018
Service cost	$3	$3	$4
Interest cost	13	17	17
Amortization of prior service cost	(25)	(25)	(25)
Amortization of net (gain) or loss	—	(5)	(1)
Net periodic postretirement benefit (income) cost	$(9)	$(10)	$(5)

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2020 and 2019 are as follows:

Weighted-average assumptions:	2020	2019
Discount rate	2.25%	3.00%
Rate of compensation increase	2.00%	2.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 are as follows:

Weighted-average assumptions:	2020	2019	2018
Discount rate	3.00%	4.00%	3.50%
Rate of compensation increase	2.00%	3.00%	2.50%

Assumed health care cost trend rates at December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Health care cost trend rate assumed for next year	5.50%	5.50%	5.50%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.40%	5.40%	5.40%
Year that the rate reaches the ultimate trend rate	2024	2024	2022

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  At December 31, 2020, a one-percentage-point change in assumed health care cost trend rates would have the following effects:

(Dollars in thousands)	One-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligation	5	(7)

Mid Penn expects to contribute $36,000 to its life and health benefit plans in 2021.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2021 to 12/31/2021	$36
1/1/2022 to 12/31/2022	37
1/1/2023 to 12/31/2023	34
1/1/2024 to 12/31/2024	31
1/1/2025 to 12/31/2025	32
1/1/2026 to 12/31/2030	170

MID PENN BANCORP, INC.

(c)	Directors’ Retirement Plan

Mid Penn has an unfunded defined benefit retirement plan for directors with benefits based on years of service.  The adoption of this plan generated unrecognized prior service cost of $274,000, which had been amortized over the expected future years of service of active directors, of which $22,000 was recognized in 2018 and was fully amortized as of December 31, 2018.

The following tables provide a reconciliation of the changes in the directors’ defined benefit plan’s benefit obligations and fair value of plan assets for the years ended December 31, 2020 and 2019, and a statement of the status at December 31, 2020 and 2019.  This Plan is unfunded.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2020	2019
Benefit obligations, January 1	$1,077	$1,100
Service cost	49	51
Interest cost	31	42
Actuarial loss (gain)	7	(17)
Change in assumptions	65	(12)
Benefit payments	(87)	(87)
Benefit obligations, December 31	$1,142	$1,077

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	87	87
Benefit payments	(87)	(87)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(1,142)	$(1,077)

Amounts recognized in other liabilities on the consolidated balance sheet at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)
	2020	2019
Accrued benefit liability	$1,142	$1,077

Amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2020	2019
Net prior service cost, pretax	$—	$—
Net loss, pretax	110	38

The accumulated benefit obligation for the retirement plan was $1,142,000 at December 31, 2020 and $1,077,000 at December 31, 2019.

No estimated prior service costs will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 as the amount is fully amortized.

The components of net periodic retirement cost for 2020, 2019 and 2018 are as follows:

(Dollars in thousands)
	2020	2019	2018
Service cost	$49	$51	$36
Interest cost	31	42	38
Amortization of prior-service cost	—	—	22
Net periodic retirement cost	$80	$93	$96

MID PENN BANCORP, INC.

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2020 and 2019 are as follows:

Weighted-average assumptions:	2020	2019
Discount rate	2.25%	3.00%
Change in consumer price index	1.00%	1.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2020, 2019 and 2018 are as follows:

Weighted-average assumptions:	2020	2019	2018
Discount rate	2.25%	3.00%	4.00%
Change in consumer price index	1.00%	1.00%	2.00%

Mid Penn expects to contribute $100,000 to its retirement plan in 2020.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2021 to 12/31/2021	$100
1/1/2022 to 12/31/2022	102
1/1/2023 to 12/31/2023	102
1/1/2024 to 12/31/2024	83
1/1/2025 to 12/31/2025	85
1/1/2026 to 12/31/2030	328

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $3,987,000 and $3,921,000 at December 31, 2020 and 2019, respectively.

(e)	Scottdale Defined Benefit Pension Plan

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  After the acquisition, Mid Penn does not allow for any further participants to join the Plan.  Mid Penn’s policy is to fund pension benefits as accrued. The Plan’s assets are managed by the Trust Department of the Bank and were primarily invested in corporate equity securities at the time of acquisition, but have since been diversified into a more conservative investment profile, including fixed income debt securities.  The investment objective of the plan is “Balanced” to provide relatively stable growth from assets offset by a moderate level of income with target portfolio allocations of up to 20% cash, 30-50% fixed income securities, and 40-60% equity securities.  The valuation of the plan’s assets is subject to market fluctuations.

For the years ended December 31, 2020 and 2019, Mid Penn recognized $3,000 and $34,000 of settlement gains, respectively, as a result of certain lump sum payouts to participants of the defined benefit pension plan.  The settlement gains were recorded in noninterest income as a component of other income in the Consolidated Statements of Income for the years ended December 31, 2020 and 2019.

MID PENN BANCORP, INC.

The following tables provide a reconciliation of the changes in the defined benefit pension plan’s benefit obligations and fair value of plan assets for the year ended December 31, 2020 and 2019, and a statement of the status at December 31, 2020 and 2019.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2020	2019
Benefit obligations, January 1	$5,587	$5,163
Service cost	79	92
Interest cost	180	217
Settlement (gain) loss	(85)	(91)
Actuarial loss (gain)	495	655
Settlement payments	(769)	(363)
Benefit payments	(86)	(86)
Benefit obligations, December 31	$5,401	$5,587

Change in fair value of plan assets:
Fair value of plan assets, January 1	$5,404	$4,818
Return on plan assets	229	498
Employer contributions	200	600
Benefit payments	(86)	(86)
Administrative expenses	(39)	(63)
Settlement payments	(769)	(363)
Fair value of plan assets, December 31	$4,939	$5,404

Funded status at year end	$(462)	$(183)

Amounts recognized in other liabilities on the consolidated balance sheet at December 31, 2020 and 2019 are as follows:

(Dollars in thousands)
	2020	2019
Accrued benefit liability	$462	$183

Amounts recognized in accumulated other comprehensive loss consist of the following as of December 31 2020 and 2019:

(Dollars in thousands)	December 31,
	2020	2019
Unrecognized actuarial gain	$24	$519

The accumulated benefit obligation for the retirement plan was $5,401,000 at December 31, 2020 and $5,587,000 at December 31, 2019.

The components of net periodic retirement cost for December 31, 2020 and 2019 are as follows:

(Dollars in thousands)
	2020	2019
Service cost	$79	$92
Interest cost	180	217
Expected return on plan assets	(273)	(254)
Recognized net actuarial gain	—	(59)
Net periodic retirement cost	$(14)	$(4)

MID PENN BANCORP, INC.

Assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31, 2020 and 2019 are as follows:

Weighted-average assumptions:	2020	2019
Discount rate	2.50%	3.25%
Expected long-term return on plan assets	4.50%	5.00%
Rate of compensation increases	2.50%	3.00%

The plan’s weighted-average asset allocations by investment category as of December 31, 2020 and 2019 are as follows:

Weighted-average asset allocations:	2020	2019
Cash and cash equivalents	10.57%	51.76%
Common stock	58.45%	35.23%
Corporate bonds	30.98%	13.01%
	100.00%	100.00%

The following tables set forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2020 and 2019.

	Fair Value Measurements
(Dollars in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$522	$—	$—
Common stock:
Mining	23	—	—
Manufacturing	807	—	—
Transportation, Communications, Electric, Gas, and Sanitary Services	555	—	—
Wholesale Trade	17	—	—
Finance, Insurance, and Real Estate	1,348	—	—
Services	137	—	—
Corporate bonds	—	1,530	—
	$3,409	$1,530	$—

	Fair Value Measurements
(Dollars in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2019	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$2,797	$—	$—
Common stock:
Mining	34	—	—
Manufacturing	830	—	—
Transportation, Communications, Electric, Gas, and Sanitary Services	543	—	—
Finance, Insurance, and Real Estate	330	—	—
Services	155	—	—
Other	12	—	—
Corporate bonds	—	703	—
	$4,701	$703	$—

MID PENN BANCORP, INC.

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

Mid Penn expects to contribute $300,000 to the defined benefit pension plan in 2021.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2021 to 12/31/2021	$85
1/1/2022 to 12/31/2022	102
1/1/2023 to 12/31/2023	104
1/1/2024 to 12/31/2024	226
1/1/2025 to 12/31/2025	282
1/1/2026 to 12/31/2030	1,595

(17)	Other Benefit Plans

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

The Bank has a 401(k) plan that covers substantially all full-time employees.  The plan allows employees to contribute a portion of their salaries and wages to the plan and provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the 401(k) Plan was $913,000, $680,000, and $514,000 for the years ending December 31, 2020, 2019, and 2018, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

During 2018, Mid Penn assumed the 401(k) plans of Scottdale and First Priority.  During the year ended December 31, 2020, the First Priority plan was terminated and all remaining assets were either transferred to the Mid Penn 401(k) Plan or distributed to former employee participants.  The Scottdale 401(k) Plan continues to be managed by Mid Penn’s human resources and trust areas; however, since the January 2018 Scottdale acquisition, the plan has been frozen resulting in no new participants added and no further contributions being made to the plans for the period subsequent to the acquisition through December 31, 2020.

(b)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees.  The Bank did not contribute to the plan in 2020, 2019, or 2018.

MID PENN BANCORP, INC.

(c)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows executive officers to defer compensation for a specified period in order to provide future retirement income.  The only participant in the plan is a former executive officer.  The Bank accrued a liability for the plan of approximately $67,000 at December 31, 2020 and $87,000 at December 31, 2019.  The expense related to the plan was $3,000 in 2020, $4,000 in 2019, and $5,000 in 2018 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of director fees for a specified period in order to provide future retirement income.  At December 31, 2020 and 2019, the Bank accrued a liability of $1,308,000 and $1,044,000, respectively, for this plan.  The expense related to the plan was $42,000 in 2020, $41,000 in 2019, and $31,000 in 2018 and is included as a component of other expense in the Consolidated Statements of Income.

(d)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2020 and 2019, the Bank accrued a liability of approximately $214,000 and $224,000, respectively, for the Agreement.  The expense related to the Agreement was $17,000 for 2020, $16,000 for 2019, and $17,000 for 2018 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which supports the funding of the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,422,000 and $1,387,000 at December 31, 2020 and 2019, respectively.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2020 and 2019, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,404,000 and $1,396,000, respectively.  Mid Penn acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender values of $4,174,000 at December 31, 2020 and $4,094,000 at December 31, 2019.  Mid Penn acquired First Priority’s Split Dollar Life Insurance arrangements in 2018 on select employees, which had aggregate cash surrender values of $3,516,000 at December 31, 2020 and $3,453,000 at December 31, 2019.

(f)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The plan allows employees to use a portion of their salaries and wages to purchase shares of Mid Penn common stock at the market value of shares at the end of each calendar quarter.  A summary of shares purchased and average purchase price for the years ended December 31, 2020, 2019, and 208 is presented below.

	2020	2019	2018
ESPP shares purchased	8,005	5,151	4,132
Average purchase price per share	$19.324	$26.015	$28.716
(g)	Director Stock Purchase Plan

On May 24, 2017, the Board of Directors of Mid Penn approved the Director Stock Purchase Plan (“DSPP”).  The purpose of the DSPP is to provide non-employee directors of Mid Penn with a convenient means to purchase Corporation common stock at fair market value on the last day of each calendar quarter.  The plan was effective beginning July 1, 2017.  A summary of shares purchased and average purchase price for the years ended December 31, 2020, 2019, and 2018 is presented below.

	2020	2019	2018
DSPP shares purchased	8,121	5,232	4,296
Average purchase price per share	$19.217	$25.852	$28.940

MID PENN BANCORP, INC.

(h)	Supplemental Executive Retirement Plan

During August 2018, Mid Penn entered into supplemental executive retirement plan agreements (“SERPs”) with four named executive officers.  A fifth named executive officer entered into a SERP during May of 2019.  Additional SERP agreements were entered into with two other members of the Bank’s executive management team in 2020.  Each SERP provides for the monthly payment of a fixed cash benefit over a period of fifteen (15) years, commencing on the first day of the month following the Executive’s separation from service: (i) occurring on or after reaching normal retirement age (age 70); (ii) due to disability; (iii) due to death; or (iv) within two years following a change in control of the Bank. In December 2020, Mid Penn amended the supplemental executive retirement plan agreements to provide solely for a modification of the vesting schedule under the original agreements.  Prior to the amendment, one-half of the annual benefit was scheduled to vest on January 1, 2022, with an additional ten percent vesting on each January 1 thereafter until fully vested on January 1, 2027. As amended, the annual benefit will vest ten percent each year, applied retroactively, such that forty percent of each named executive officer’s benefit is vested as of January 1, 2021.  All other terms of the supplemental executive retirement plan agreements remain unchanged.  Any unvested portion of the benefit fully vests upon a change in control of the Bank.  The accrued liability for the supplemental retirement plans was $595,000 at December 31, 2020 and $296,000 as of December 31, 2019.  The expense related to the plan was $299,000 in 2020, $223,000 in 2019 and $73,000 in 2018 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

(18)	Income Taxes

Significant components of the Corporation’s net deferred tax asset at December 31, 2020 and 2019 are shown below.

(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan and lease losses	$2,810	$1,998
Loan fees	1,908	227
Deferred compensation	722	581
Benefit plans	68	127
Unrealized loss on securities	—	34
Sale/leaseback adjustment	—	—
Lease adjustments	219	231
Business combination adjustments	148	164
Acquired NOL, Section 1231, and charitable contribution carryforwards	91	862
Acquired AMT carryforward	—	860
Other	101	114
	6,067	5,198

Deferred tax liabilities:
Depreciation	(394)	(717)
Bond accretion	(30)	(23)
Goodwill and intangibles	(359)	(354)
Prepaid expenses	(474)	(405)
Business combination adjustments	(641)	(240)
Benefit plans	(549)	(649)
Unrealized gain on securities	(1)	—
	(2,448)	(2,388)
Deferred tax asset, net	$3,619	$2,810

MID PENN BANCORP, INC.

In assessing the Corporation’s ability to realize deferred federal tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  At December 31, 2020, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets and has no valuation allowances recorded against any components of its deferred tax asset, including the carryforward balances related to net operating losses (NOL), Section 1231 losses, and charitable contribution carryforwards.

The annual usage of acquired NOL, charitable contribution carryforwards, and Section 1231 losses is limited by IRS Section 382 regulations.  These limitations are calculated separately for each acquisition as the federal long-term tax-exempt rate at the date of acquisition multiplied by the valuation of the selling company as calculated in accordance with GAAP.  As a result, the usage of acquired NOLs, charitable contribution carryforwards, and Section 1231 losses to offset taxable income related to the Scottdale acquisition is limited to $1,313,000 per year, and $1,854,000 per year for the First Priority acquisition.

At December 31, 2020 and 2019, Mid Penn had net operating loss (“NOL”) carryforwards of $119,000 and $3,008,000 resulting from the 2018 acquisitions First Priority and Scottdale.  The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, signed into law on March 27, 2020 to mitigate the economic effects of the COVID-19 pandemic, implemented a five-year carryback period for NOLs generated in tax years beginning in 2018, 2019, or 2020.  As a result of this CARES Act provision, during the year ended December 31, 2020, Mid Penn filed the required federal tax returns to carryback NOLs to the 2017 tax year, comprised of (i) $1,238,000 of NOLs generated in 2018 and acquired from Scottdale, and (ii) $1,214,000 of NOLs generated in 2018 and acquired from First Priority.  The carryback of these NOLs to the 2017 tax year when the tax rate was 34 percent (versus 21 percent in 2018) generated a federal tax benefit of $318,000 recorded in the provision for income taxes on the Consolidated Statements of Income for the year ended December 31, 2020.  The remaining NOL balance of $119,000 at December 31, 2020 was generated in the 2012 tax year, was acquired from First Priority, and expires in 2032. Mid Penn is limited to a deduction of the lesser of the available NOL carryforward or 80 percent of pre-NOL taxable income in a single tax year as set forth in the Tax Cuts and Jobs Act.

At December 31, 2020, Mid Penn had no charitable contribution carryforwards, while at December 31, 2019, charitable contribution carryforwards totaled $785,000.  During the year ended December 31, 2020, Mid Penn generated sufficient taxable income to utilize all charitable contribution carryforwards.  During 2019, $211,000 of charitable contribution carryforwards were written off, resulting in $44,000 of additional tax expense recorded upon the filing of the final 2018 tax return during the third quarter of 2019.  Mid Penn expects to generate sufficient taxable income to utilize all charitable contribution carryforwards in the future.

The CARES Act also updated Alternative Minimum Tax (AMT) credit rules to permit AMT credit to be 100 percent refundable in the 2018 tax year.  As a result, during the year ended December 31, 2020, Mid Penn filed the required federal tax returns to request a full refund of the AMT credits that had been acquired from First Priority and Scottdale.

Acquired Section 1231 losses totaling $314,000 were recorded as a result of filing the final First Priority return in 2019 and expire in 2022.

The provision for income taxes consists of the following:

(Dollars in thousands)	2020	2019	2018
Current tax provision
Federal	$6,340	$2,875	$812
State	157	185	—
Total current tax provision	6,497	3,060	812

Deferred tax (benefit) expense
Federal	$(1,367)	665	$1,317
State	—	—	—
Total deferred tax expense	$(1,367)	665	1,317
Total provision for income taxes	$5,130	$3,725	$2,129

MID PENN BANCORP, INC.

A reconciliation of the federal income tax provision at the statutory rate of 21% for 2020, 2019 and 2018 to Mid Penn's actual federal income tax provision at its effective rate is as follows:

(Dollars in thousands)	2020	2019	2018
Provision at the expected statutory rate	$6,581	$4,499	$2,672
Effect of tax-exempt income	(499)	(683)	(704)
Effect of investment in life insurance	(63)	(66)	(60)
State income taxes, net of federal tax benefit	124	146	—
Nondeductible interest	26	59	40
Low income housing partnership tax credits	(861)	(83)	(168)
Nondeductible merger and acquisition expense	—	—	193
Rate change adjustment	—	—	—
Other items	(178)	(147)	156
Provision for income taxes	$5,130	$3,725	$2,129

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2020, 2019, or 2018.  There were no amounts accrued for interest and penalties at December 31, 2020 or 2019.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the states of Pennsylvania, New Jersey, Delaware, and Maryland.  With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2017.
(19)	Regulatory Matters

Mid Penn Bancorp, Inc., is a financial holding company and maintains a well-capitalized status in both the consolidated Corporation and in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 Capital to average assets and of Total Capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2020 and December 31, 2019, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

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

MID PENN BANCORP, INC.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances.  The amount of dividends that may be paid from the Bank to the Corporation in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years.  For the year ended December 31, 2020, $22,434,000 of undistributed earnings of the Bank, included in the consolidated shareholders’ equity balance, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2020, and December 31, 2019:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
					Under Prompt
			Minimum Capital		Corrective
	Actual		Required (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of December 31, 2020
Tier 1 Capital (to Average Assets)	$188,501	6.8%	$111,201	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	137,351	7.00%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	166,783	8.50%	N/A	N/A
Total Capital (to Risk Weighted Assets)	246,529	12.6%	206,026	10.50%	N/A	N/A

Mid Penn Bank
As of December 31, 2020
Tier 1 Capital (to Average Assets)	$218,676	7.9%	$111,166	4.00%	$138,958	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	137,288	7.00%	127,482	6.5%
Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	166,707	8.50%	156,901	8.0%
Total Capital (to Risk Weighted Assets)	232,124	11.8%	205,933	10.50%	196,126	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2019
Tier 1 Capital (to Average Assets)	$168,146	7.8%	$86,773	4.00%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	120,020	7.000%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	168,146	9.8%	145,738	8.500%	N/A	N/A
Total Capital (to Risk Weighted Assets)	204,811	11.9%	180,030	10.500%	N/A	N/A

Mid Penn Bank
As of December 31, 2019
Tier 1 Capital (to Average Assets)	$185,101	8.5%	$86,760	4.00%	$108,450	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	119,995	7.000%	111,424	6.5%
Tier 1 Capital (to Risk Weighted Assets)	185,101	10.8%	145,708	8.500%	137,137	8.0%
Total Capital (to Risk Weighted Assets)	204,196	11.9%	179,992	10.500%	171,421	10.0%

(1)  The minimum amounts and ratios as of December 31, 2020 and December 31, 2019 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2020 and 2019 for guarantees under letters of credit issued is not considered material.

As of December 31, 2020, commitments to extend credit amounted to $654,977,000 and standby letters of credit amounted to $39,468,000.  As of December 31, 2019, commitments to extend credit amounted to $435,553,000 and standby letters of credit amounted to $26,574,000.

Additionally, Mid Penn has sold loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program”).  Under the terms of the Program, there is limited recourse back to Mid Penn for loans that do not perform in accordance with the terms of the loan agreement.  Each loan that is sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB.  The Program can be terminated by either the FHLB or Mid Penn, without cause, by giving notice to the other party.  The FHLB has no obligation to commit to purchase any mortgage through, or from, Mid Penn.  The total balance of loans sold under the Program was $290,000 and $4,610,000 for the years ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in twelve counties in Pennsylvania.

The Bank's highest industry concentration within the loan portfolio is in commercial real estate financing, which was 56.6 % and 63.0% as of December 31, 2020 and 2019, respectively.

MID PENN BANCORP, INC.

(21)	Commitments and Contingencies

Commitments

Mid Penn owns a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization, was $6,682,000 and $7,249,000 on December 31, 2020 and December 31, 2019, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000.  Investments made to date, and any future payments under this commitment, are paid in installments over the course of the construction and completion phases of the low-income housing facilities.  Each installment payment is conditional upon both Mid Penn’s review and approval of the installment payment certificate and continued compliance with the terms of the original partnership agreement. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period, as the facilities became operational and began to be occupied beginning in December 2019.  The project has been conditionally awarded $8,613,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, with an annual LIHTC amount of approximately $861,000 to be awarded to Mid Penn in the year-ended December 31, 2020 and each full year thereafter during the ten-year amortization period.  Mid Penn’s commitment to initiate investments in the limited partnership interest was conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it deemed necessary. All such initial conditions were satisfied and Mid Penn began funding the investment during 2018, and the investment is expected to be fully funded in 2021.  Similar to the recognition period of the tax credits, Mid Penn intends to amortize this low-income housing investment using the cost amortization method over a ten-year period.

Contingencies

As of December 31, 2020, Mid Penn had received a total of $20,883,000 of nonrefundable loan processing fees related to the loans disbursed as a result of the SBA’s Paycheck Protection Program (“PPP”) created when the CARES Act was signed into law on March 27, 2020.  These fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have since been and will continue to be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.

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

As of December 31, 2020, Mid Penn is not aware of any PPP loans outstanding, or for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

MID PENN BANCORP, INC.

(22)	Common Stock

Treasury Stock Repurchase Program

During 2020, Mid Penn announced the adoption of a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 8.0% of the issued shares based on Mid Penn’s closing stock price and shares issued as of December 31, 2020.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and is authorized to continue through March 19, 2021, unless otherwise extended by Mid Penn’s Board of Directors.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

As of December 31, 2020, Mid Penn had repurchased 92,652 shares of common stock at an average price of $19.37 per share under the treasury stock repurchase program.

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

Restricted Stock Plan

Under Mid Penn’s 2014 Restricted Stock Plan, which was amended in 2020, Mid Penn may grant awards not exceeding, in the aggregate, 200,000 shares of common stock.  The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to align the interest of plan participants with those of Mid Penn’s shareholders.  The plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.   As of December 31, 2020, 85,914 shares have been granted under the Plan, of which 2,446 shares were forfeited and available for reissuance.  During 2020, Mid Penn granted 28,259 restricted shares, 19,759 of which were granted to employees, while 8,500 were granted to directors.   As of December 31, 2019, 57,655 shares have been granted under the Plan, of which 2,346 shares were forfeited and available for reissuance.  During 2019, Mid Penn granted 18,450 restricted shares, 11,650 of which were granted to employees, while 6,800 were granted to directors.  Mid Penn granted 12,250 restricted shares in 2018, 7,450 of which were granted to employees, while 4,800 were granted to directors. During 2020, 100 shares were forfeited to Mid Penn due to the termination of employment of one plan participant. No restricted shares were forfeited in 2019.  In 2018, 1,876 granted shares were forfeited to Mid Penn due to the termination of employment of three plan participants.

Share-based compensation expense relating to restricted stock is calculated using grant date fair value and is recognized on a straight-line basis over the vesting periods of the awards.  Generally, restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over a four-year vesting period, and the expense is a component of salaries and benefits expense on the Consolidated Statements of Income.  Restricted shares granted to directors have a twelve-month vesting period, and the expense is a component of directors’ fees and benefits within the other expense line item on the Consolidated Statements of Income.

MID PENN BANCORP, INC.

The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the consolidated statements of income.

(Dollars in thousands)	2020	2019	2018
Compensation expense	$414	$346	$267
Tax benefit	(87)	(73)	(56)
Net income effect	$327	$273	$211

At December 31, 2020 there was $726,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost is expected to be recognized through July 2024 with a weighted average recognition period of 2.6 years.  At December 31, 2019, there was $630,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost was expected to be recognized through July 2023 with a weighted average recognition period of 2.9 years.  Mid Penn recognizes the impact of forfeitures as of the forfeiture date.

The following table presents information regarding the non-vested restricted stock for the years ended December 31, 2020 and 2019.

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	28,039	$27.05
Vested	(14,771)	25.89
Forfeited	(100)	26.06
Granted	28,259	19.28
Non-vested at December 31, 2020	41,427	22.08

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	20,226	$28.76
Vested	(10,637)	28.21
Forfeited	—	—
Granted	18,450	26.06
Non-vested at December 31, 2019	28,039	27.05

(23)	Preferred Stock

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

During the fourth quarter of 2018, the Federal Reserve Bank approved Mid Penn’s request to redeem all 3,404 shares of the Mid Penn Preferred Stock at the $1,000 liquidation value.  The redemption of the $3,404,000 of the Mid Penn Preferred Stock was completed and final dividend payment made on December 14, 2018. Accordingly, no preferred stock was outstanding at December 31, 2020 and December 31, 2019, and no preferred dividends were paid during 2020 or 2019, while preferred dividends of $102,000 were paid in 2018.

MID PENN BANCORP, INC.

(24)	Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$14,247	$426
Investment in subsidiaries	286,545	254,829
Other assets	268	357
Total assets	$301,060	$255,612

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$44,580	$17,735
Other liabilities	792	3
Shareholders' equity	255,688	237,874
Total liabilities and shareholders' equity	$301,060	$255,612

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2020	2019	2018
Income
Dividends from subsidiaries	$7,537	$7,189	$10,837
Other income	$13	—	—
Total Income	7,550	7,189	10,837
Expense
Other expenses	(3,715)	(2,495)	(5,668)
Total Expense	(3,715)	(2,495)	(5,668)
Income before income tax and equity in undistributed earnings (loss) of subsidiaries	3,835	4,694	5,169
Equity in undistributed earnings (loss) of subsidiaries	21,616	12,486	4,207
Income before income tax	25,451	17,180	9,376
Income tax benefit	758	521	1,220
Net income	26,209	17,701	10,596
Series D preferred stock dividends	—	—	102
Net income available to common shareholders	$26,209	$17,701	$10,494
Comprehensive income	$25,809	$20,422	$10,257

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,209	$17,701	$10,596
Equity in undistributed (earnings) loss of subsidiaries	(21,616)	(12,486)	(4,207)
Other, net	582	139	1,071
Net cash provided by operating activities	5,175	5,354	7,460

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	—	—	(2,798)
Investment in subsidiary	(10,500)	—	—
Purchases of premises and equipment	—	(81)	—
Net cash used in investing activities	(10,500)	(81)	(2,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(6,504)	(6,688)	(4,513)
Series D preferred stock dividends	—	—	(102)
Series D preferred stock redemption	—	—	(3,404)
Employee Stock Purchase Plan stock issuance	147	134	119
Director Stock Purchase Plan stock issuance	148	135	124
Treasury stock purchased	(1,795)	—	—
Subordinated debt issuance	27,150	—	—
Net cash provided by (used in) financing activities	19,146	(6,419)	(7,776)
Net increase (decrease) in cash and cash equivalents	13,821	(1,146)	(3,114)
Cash and cash equivalents, beginning of year	426	1,572	4,686
Cash and cash equivalents, end of year	$14,247	$426	$1,572

(25)	Recent Accounting Pronouncements

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

Mid Penn currently issues restricted stock awards to nonemployee directors through the 2014 Restricted Stock Plan (the “Plan”) as more fully described in Note 22, Common Stock.  The single performance condition of the award is that the individual remain a director of Mid Penn through the duration of the vesting period.  Mid Penn adopted this standard on January 1, 2019 and the adoption of this ASU did not have a material impact on our consolidated financial statements as the compensation expense related to nonemployee equity awards is immaterial to Mid Penn’s overall financial condition.

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

Accounting Standards Pending Adoption

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

Subsequently, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11 and ASU 2020-02 to clarify, improve, or defer the adoption of ASU 2016-13.

In October 2019, the FASB issued ASU 2019-10 which deferred the implementation date of ASU 2016-13 for smaller reporting companies (SRCs) until January 1, 2023.  The effective date for larger SEC filers would remain unchanged at January 1, 2020.  Mid Penn qualified as an SRC as of the date this guidance was issued; therefore, Mid Penn has chosen to delay the adoption of ASU 2016-13.

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

.

MID PENN BANCORP, INC.

(26)	Summary of Quarterly Consolidated Financial Data (Unaudited)

The following table presents summarized quarterly financial data for 2020 and 2019.  Due to the methodology and rounding of quarterly earnings per share versus full-year earnings per share calculations, the quarterly measures may not equal the full-year measurement disclosed on the respective year’s income statement.

(Dollars in thousands, except per share data)	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$23,699	$26,188	$26,122	$31,926
Interest Expense	6,034	4,842	4,714	4,137
Net Interest Income	17,665	21,346	21,408	27,789
Provision for Loan and Lease Losses	550	1,050	1,100	1,500
Net Interest Income After Provision for Loan Losses	17,115	20,296	20,308	26,289
Noninterest Income	2,934	3,622	5,302	6,050
Noninterest Expense	15,581	15,403	18,174	21,419
Income Before Provision for Income Taxes	4,468	8,515	7,436	10,920
Provision for Income Taxes	650	1,682	889	1,909
Net Income	$3,818	$6,833	$6,547	$9,011
Per Share Data:
Basic Earnings Per Common Share	$0.45	$0.81	$0.78	$1.07
Diluted Earnings Per Common Share	$0.45	$0.81	$0.78	$1.06
Cash Dividends Declared	0.23	0.18	0.18	0.23

(Dollars in thousands, except per share data)	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$22,866	$23,998	$24,513	$23,935
Interest Expense	5,560	6,228	6,746	6,630
Net Interest Income	17,306	17,770	17,767	17,305
Provision for Loan and Lease Losses	125	465	565	235
Net Interest Income After Provision for Loan Losses	17,181	17,305	17,202	17,070
Noninterest Income	2,049	2,874	3,003	4,695
Noninterest Expense	14,303	14,796	14,683	16,171
Income Before Provision for Income Taxes	4,927	5,383	5,522	5,594
Provision for Income Taxes	850	980	709	1,186
Net Income	$4,077	$4,403	$4,813	$4,408
Per Share Data:
Basic and Diluted Earnings Per Common Share	$0.48	$0.52	$0.57	$0.52
Cash Dividends Declared	0.25	0.18	0.18	0.18

MID PENN BANCORP, INC.

(27)         COVID-19 Pandemic Implications

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due the Novel Coronavirus (“COVID-19”), and on March 11, 2020, the WHO classified COVID-19 as a pandemic based on the rapid increase in exposure globally.

To curtail the spread of the virus, beginning March 17, 2020, Mid Penn temporarily closed all bank branch lobbies, and the branch lobbies have remained closed through December 31, 2020. Our retail employees continue to work providing access to customers through drive-through banking services and night depositories.  Services that cannot be performed through drive-through (i.e. business cash orders, loan closings and new account openings) are accommodated in the branches by appointment.   We are continuously cleaning bank facilities during business hours with disinfecting wipes to sanitize all facets of our common areas, including door handles, work stations, ATM’s and service counters. We have mandated that all employees who handle cash use latex gloves when doing so, and we are requiring all employees to use hand sanitizer after each transaction and wash their hands with soap and hot water several times every hour.  Additionally, employees having face-to-face interaction with customers are required to wear a mask.  Importantly, we maintain appropriate social distancing standards when individuals are required by their job duties to be in the same location.

Mid Penn has been a significant lender under the federal Paycheck Protection Program (“PPP”) which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, by President Trump. Asset growth during the year ended December 31, 2020 included a significant volume of PPP loans processed by Mid Penn, with $388,313,000 of PPP loans still outstanding, net of deferred fees, as of December 31, 2020.  The Paycheck Protection Program permitted eligible business entities to apply for loans through a participating financial institution to cover payroll, rent, and other business expenses during the COVID-19 pandemic.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The vast majority of Mid Penn’s PPP loans have a two-year term to maturity.  The SBA may forgive the PPP loans if, among other criteria, at least 60 percent of the proceeds are used for payroll costs.  Also, the borrowers will not have to make any payments for six months following the date of disbursement of the loan, though interest will continue to accrue during the deferment period.

The SBA provided a processing fee per loan ranging from 1 percent to 5 percent to financial institutions who participated in the PPP, with the amount of such fee pre-determined by the SBA dependent upon the size of each credit.  As of December 31, 2020, Mid Penn had received $20,883,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative.  These fees, which are partially offset by loan origination costs, are deferred in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs.  The PPP loan processing fees will be amortized over the life of the respective loans.  During the twelve months ended December 31, 2020, Mid Penn recognized $13,137,000 of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.  As of December 31, 2020, the balance of deferred PPP processing fees totaled $7,746,000 and are offset against gross PPP loans outstanding of $396,059,000 which are included in Loans and leases, net of unearned interest on the Consolidated Balance Sheet.

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments with some borrowers reverting to interest-only payments.  The majority of the deferrals were granted for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest has and will continue to accrue on loans modified under the CARES Act during the deferral period.  During 2020, Mid Penn had provided loan modifications meeting the CARES Act qualifications to over 1,000 borrowers.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers, and may make further adjustments to a borrower’s modification at some future time if warranted for the specific situation.    As of December 31, 2020, the principal balance of loans remaining in this CARES Act qualifying deferment status totaled $11,681,000, or less than 1 percent of the total loan portfolio, a reduction compared to September 30, 2020, when $32,851,000 of loans, representing 1 percent of the total loan portfolio, were in this deferment status.  Most borrowers granted a CARES Act deferral have returned to regular payment status.   As more borrowers completed their deferral period subsequent to year-end 2020, the remaining balances outstanding in deferment under the CARES Act qualifications as of January 26, 2021 decreased to $8,126,000 of principal.

MID PENN BANCORP, INC.

On February 22, 2021, on a Form 8-K filed with the Securities and Exchange Commission (“SEC”), Mid Penn reported that through February 18, 2021 it had received 2021 Paycheck Protection Program (“2021 PPP”) loan funding approvals through the Small Business Administration (“SBA”), and made subsequent loan disbursements, for 2,047 business customers totaling more than $290 million in loans.  These businesses collectively employ more than 26,000 individuals.  The 2021 PPP application window remains open as of the date of this report, and Mid Penn is continuing to process existing applications for loans that have not yet been approved or disbursed, and is continuing to receive new applications for submission to the SBA for additional PPP loan support of customers. Based upon the 2021 PPP loans originated through Mid Penn Bank through the date of this report, the Corporation expects to realize $12.8 million of processing fees.  Additional fees will be realized for PPP loans approved and disbursed subsequent to the date of this filing.

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

 Management is actively monitoring the global situation on its financial condition, liquidity, capital position, operations, industry, and workforce. Given the daily evolution of the coronavirus and the global responses to curb its spread, the Corporation is not able to estimate the effects of the coronavirus on its results of operations, financial condition, capital position, or liquidity for fiscal year 2021.

MID PENN BANCORP, INC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2020.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2020, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management’s Report on Internal Controls over Financial Reporting is located on page 57 of this report, and is incorporated herein by reference.

Our independent registered public accounting firm, RSM US LLP, also attested to, and reported on, the effectiveness of Mid Penn’s internal control over financial reporting as of December 31, 2020.  RSM US LLP’s attestation report appears in Part II, Item 8, “Financial Statements and Supplemental Data.”

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

MID PENN BANCORP, INC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	41,427	—	(1)	116,532
Equity compensation plans not approved by security holders	—	—		—
Total	41,427	—		116,532

(1)

All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock.  Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 3:  Ratification of the Appointment of RSM US, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2021” of Mid Penn’s definitive proxy statement to be used in connection with the 2021 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

MID PENN BANCORP, INC.

(c)  The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

2.1

Agreement and Plan of Merger, dated as of March 29, 2017, by and among Mid Penn Bancorp, Inc., Mid Penn Bank, and The Scottdale Bank and Trust Company (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 30, 2017.)

2.2

Agreement and Plan of Merger, dated as of January 16, 2018, by and between First Priority Financial Corp. and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on January 16, 2018.)

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

10.4

Form of Change in Control Severance Agreement between Mid Penn Bank and the Named Executive Officers, (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on November 4, 2016.)

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

10.8

Amendment No. 1 to Employment Agreement, dated August 31, 2018, among Mid Penn Bancorp, Inc., Mid Penn Bank, and Rory G. Ritrievi (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

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

10.11	Form of Amendment No. 1 to Change in Control Severance Agreement of Rory G. Ritrievi (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 24, 2019.)
10.12

Form of Amendment No. 1 to Supplemental Executive Retirement Plan of Messrs. Ritrievi, Micklewright, Peduzzi, and Webb (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 4, 2021.)

10.13	Form of Director Deferred Fee Agreement
10.14	Director Retirement Plan
21	Subsidiaries of Registrant
23	Consents of Independent Registered Public Accounting Firms
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

99.1	Listing of Mid-Atlantic Custom Peer Group Banks.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

ITEM 16.  FORM 10-K SUMMARY

None.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 15, 2021
Rory G. Ritrievi
President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Michael D. Peduzzi, CPA	March 15, 2021
Michael D. Peduzzi, CPA
Sr. Executive Vice President and Chief Financial Officer

By:	/s/ Robert A. Abel	March 15, 2021
Robert A. Abel, Director

By:	/s/ Kimberly J. Brumbaugh	March 15, 2021
Kimberly J. Brumbaugh, Director

By:	/s/ Matthew G. DeSoto	March 15, 2021
Matthew G. DeSoto, Director

By:	/s/ Robert C. Grubic	March 15, 2021
Robert C. Grubic, Director

By:	/s/ Brian A. Hudson, Sr.	March 15, 2021
Brian A. Hudson, Sr., Director

By:	/s/ Gregory M. Kerwin	March 15, 2021
Gregory M. Kerwin, Director

By:	/s/ Donald F. Kiefer	March 15, 2021
Donald F. Kiefer, Director

By:	/s/ Theodore W. Mowery	March 15, 2021
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 15, 2021
John E. Noone, Director

By:	/s/ Noble C. Quandel, Jr.	March 15, 2021
Noble C. Quandel, Jr., Director

By:	/s/ David E. Sparks	March 15, 2021
David E. Sparks, Director

By:	/s/ William A. Specht, III	March 15, 2021
William A. Specht, Director