Form 10-Q
period 2021-03-31
MID PENN BANCORP INC
filed 2021-05-07
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, the registrant had 11,406,095 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “Corporation” “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$36,109	$31,284
Interest-bearing balances with other financial institutions	1,243	1,541
Federal funds sold	390,019	270,899
Total cash and cash equivalents	427,371	303,724

Investment securities held to maturity, at amortized cost (fair value $133,519 and $132,794)	130,560	128,292
Investment securities available for sale, at fair value	3,250	5,748
Equity securities available for sale, at fair value	508	515
Loans held for sale	25,842	25,506
Loans and leases, net of unearned interest	2,646,236	2,384,041
Less: Allowance for loan and lease losses	(13,591)	(13,382)
Net loans and leases	2,632,645	2,370,659

Bank premises and equipment, net	24,710	24,886
Operating lease right of use asset	10,791	10,157
Finance lease right of use asset	3,222	3,267
Cash surrender value of life insurance	17,257	17,183
Restricted investment in bank stocks	6,860	7,594
Accrued interest receivable	11,855	12,971
Deferred income taxes	5,427	3,619
Goodwill	62,840	62,840
Core deposit and other intangibles, net	4,079	4,360
Foreclosed assets held for sale	154	134
Other assets	14,667	17,493
Total Assets	$3,382,038	$2,998,948

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$676,717	$536,224
Interest-bearing demand	601,220	605,567
Money Market	770,800	720,506
Savings	201,225	195,038
Time	416,865	417,245
Total Deposits	2,666,827	2,474,580

Short-term borrowings	307,753	125,617
Long-term debt	75,030	75,115
Subordinated debt	44,586	44,580
Operating lease liability	11,828	11,200
Accrued interest payable	1,902	2,007
Federal income tax payable	1,321	—
Other liabilities	8,755	10,161
Total Liabilities	3,118,002	2,743,260

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; Shares issued: 8,514,547 at March 31, 2021 and 8,511,835 at December 31, 2020; Shares outstanding: 8,416,095 at March 31, 2021 and 8,419,183 at December 31, 2020	8,515	8,512
Additional paid-in capital	179,055	178,853
Retained earnings	77,888	70,175
Accumulated other comprehensive income (loss)	501	(57)
Treasury stock, at cost; 98,452 shares at March 31, 2021 and 92,652 shares at December 31, 2020	(1,923)	(1,795)
Total Shareholders’ Equity	264,036	255,688
Total Liabilities and Shareholders' Equity	$3,382,038	$2,998,948

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans and leases	$28,330	$22,249
Interest and dividends on investment securities:
U.S. Treasury and government agencies	178	671
State and political subdivision obligations, tax-exempt	277	221
Other securities	302	153
Total interest and dividends on investment securities	757	1,045

Interest on other interest-bearing balances	2	15
Interest on federal funds sold	79	390
Total Interest Income	29,168	23,699
INTEREST EXPENSE
Interest on deposits	2,966	5,380
Interest on short-term borrowings	174	—
Interest on long-term and subordinated debt	703	654
Total Interest Expense	3,843	6,034
Net Interest Income	25,325	17,665
PROVISION FOR LOAN AND LEASE LOSSES	1,000	550
Net Interest Income After Provision for Loan and Lease Losses	24,325	17,115
NONINTEREST INCOME
Mortgage banking income	2,379	1,182
Income from fiduciary and wealth management activities	556	384
Service charges on deposits	152	205
ATM debit card interchange income	568	416
Net gain on sales of SBA loans	100	84
Merchant services income	92	83
Earnings from cash surrender value of life insurance	74	76
Net gain on sales of investment securities	—	132
Other income	791	372
Total Noninterest Income	4,712	2,934
NONINTEREST EXPENSE
Salaries and employee benefits	9,598	8,281
Occupancy expense, net	1,480	1,439
Equipment expense	751	713
Software licensing and utilization	1,445	1,221
Pennsylvania bank shares tax expense	300	405
FDIC Assessment	470	312
Legal and professional fees	426	352
Charitable contributions qualifying for State tax credits	270	35
Mortgage banking profit-sharing expense	120	—
Marketing and advertising expense	135	204
Telephone expense	136	134
Intangible amortization	281	323
Other expenses	2,146	2,162
Total Noninterest Expense	17,558	15,581
INCOME BEFORE PROVISION FOR INCOME TAXES	11,479	4,468
Provision for income taxes	2,167	650
NET INCOME	$9,312	$3,818

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$1.11	$0.45
Diluted Earnings Per Common Share	$1.10	$0.45
Cash Dividends Declared	$0.19	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020

Net income	$9,312	$3,818

Other comprehensive income (loss):

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of $0 and $67, respectively	1	250

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of $0 and ($28), respectively (a)	—	(104)

Change in defined benefit plans, net of income taxes of $159 and ($143), respectively (b)	600	(537)

Reclassification adjustment for other activity related to benefit
plans, net of income taxes of ($11) and ($1), respectively (c)	(43)	(4)

Total other comprehensive income (loss)	558	(395)

Total comprehensive income	$9,870	$3,423

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(c)

The reclassification adjustment for benefit plans includes settlement gains, and amortization of prior service costs.  Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.  Please reference Note 11 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688
Net income	—	—	9,312	—	—	9,312
Total other comprehensive income, net of taxes	—	—	—	558	—	558
Common stock dividends declared	—	—	(1,599)	—	—	(1,599)
Repurchased stock (5,800 shares)	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan (1,459 shares)	2	38	—	—	—	40
Director Stock Purchase Plan (1,253 shares)	1	32	—	—	—	33
Restricted stock activity	—	132	—	—	—	132
Balance, March 31, 2021	$8,515	$179,055	$77,888	$501	$(1,923)	$264,036

Balance, January 1, 2020	$8,481	$178,159	$50,891	$343	$—	$237,874
Net income	—	—	3,818	—	—	3,818
Total other comprehensive loss, net of taxes	—	—	—	(395)	—	(395)
Common stock dividends declared	—	—	(1,950)	—	—	(1,950)
Employee Stock Purchase Plan (1,647 shares)	1	32	—	—	—	33
Director Stock Purchase Plan (1,743 shares)	2	33	—	—	—	35
Restricted stock activity	—	96	—	—	—	96
Balance, March 31, 2020	$8,484	$178,320	$52,759	$(52)	$—	$239,511

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net Income	$9,312	$3,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	1,000	550
Depreciation	828	775
Amortization of intangibles	281	323
Net amortization of security discounts/premiums	167	149
Amortization of operating lease right of use assets	430	443
Amortization of finance lease right of use asset	45	45
Gain on sales of investment securities	—	(132)
Earnings on cash surrender value of life insurance	(74)	(76)
Mortgage loans originated for sale	(98,578)	(37,120)
Proceeds from sales of mortgage loans originated for sale	100,621	31,190
Gain on sale of mortgage loans	(2,379)	(1,182)
SBA loans originated for sale	(971)	(1,337)
Proceeds from sales of SBA loans originated for sale	1,071	1,421
Gain on sale of SBA loans	(100)	(84)
Stock compensation expense	132	96
Deferred income tax (benefit) expense	(1,251)	470
Decrease (increase) in accrued interest receivable	1,116	(822)
Decrease (increase) in other assets	2,826	(31)
(Decrease) increase in accrued interest payable	(105)	270
Net change in operating lease liability	(436)	(474)
(Decrease) increase in other liabilities	(665)	806
Net Cash Provided By (Used In) Operating Activities	13,270	(902)

Investing Activities:
Proceeds from the sale of available-for-sale securities	—	35,964
Proceeds from the maturity or call of available-for-sale securities	2,499	5,378
Purchases of available-for-sale securities	—	(32,865)
Proceeds from the maturity or call of held-to-maturity securities	12,959	30,347
Purchases of held-to-maturity securities	(14,386)	(61,945)
Redemptions of restricted investment in bank stock	734	347
Net increase in loans and leases	(263,006)	(36,966)
Purchases of bank premises and equipment	(652)	(2,085)
Net Cash Used In Investing Activities	(261,852)	(61,825)

Financing Activities:
Net increase in deposits	192,247	60,887
Net increase in short-term borrowings	182,136	—
Common stock dividends paid	(2,020)	(1,950)
Proceeds from Employee Stock Purchase Plan stock issuance	40	33
Proceeds from Director Stock Purchase Plan stock issuance	33	35
Treasury stock purchased	(128)	—
Net change in finance lease liability	(21)	(21)
Proceeds from the issuance of subordinated debt	—	15,000
Long-term debt repayment	(58)	(9,529)
Net Cash Provided By Financing Activities	372,229	64,455

Net increase in cash and cash equivalents	123,647	1,728
Cash and cash equivalents, beginning of period	303,724	139,030
Cash and cash equivalents, end of period	$427,371	$140,758

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,948	$5,764
Cash paid for income taxes	—	—

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$1,064	$—
Recognition of operating lease liabilities	1,064	—
Increase in other liabilities for securities settling after quarter-end	1,008	—
Loans transferred to foreclosed assets held for sale	20	1,522

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and non-bank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional non-bank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of March 31, 2021, the accounts and activities of these non-bank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading, and the disclosures are adequate.  For comparative purposes, the balances for the periods ending March 31, 2020 and December 31, 2020 have been reclassified, when necessary, to conform to the 2021 presentation.  Such reclassifications had no impact on net income or total shareholders’ equity. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  Except for adjustments made related to the adoption of new accounting standards, in the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.  Please reference Note 15 – Subsequent Events, for more information.

(2)Summary of Significant Accounting Policies

The accounting and reporting policies of Mid Penn conform with accounting principles as required under GAAP and general practices within the financial industry.  The following is a description of the more significant accounting policies.

Investment Securities

Securities to be held for indefinite periods, but not intended to be held to maturity, are classified as available for sale and carried at fair value.  Securities held for indefinite periods include securities that management intends to use as part of its asset and liability management strategy and pledging requirements, and that may be sold in response to liquidity needs, changes in interest rates, resultant prepayment risk, reductions in pledging levels, and other factors related to effective portfolio management.  Securities to be held to maturity are carried at amortized cost.

For available-for-sale debt securities, realized gains and losses on dispositions are based on the difference between net proceeds and the amortized cost of the securities sold, using the specific identification method.  Unrealized gains and losses on debt securities are based on the difference between the amortized cost and fair value of each security as of the respective reporting date. Unrealized gains and losses are credited or charged to other comprehensive income on an after-tax basis, whereas realized gains and losses flow through Mid Penn’s consolidated statement of income for the respective period.

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

In instances when a determination is made that an other-than-temporary impairment of a debt security exists but the Corporation does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss), and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

MID PENN BANCORP, INC.

Equity Securities

In accordance with ASC Topic 825, Financial Instruments, Mid Penn reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheets, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.  Mid Penn’s equity securities consisted of Community Reinvestment Act (“CRA”) funds with a fair value totaling $508,000 and $515,000 as of March 31, 2021 and December 31, 2020, respectively.  No equity securities were sold during the three months ended March 31, 2021 or March 31, 2020.

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

Payroll Protection Program (“PPP”) Loans

Included in total loans as of March 31, 2021 within the commercial and industrial loan portfolio classification are $590,035,000 of Paycheck Protection Program (“PPP”) loans, net of deferred fees, with this total being comprised of (i) $335,589,000 of PPP 2021 loans, net of deferred fees, originated during the first quarter of 2021; and (ii) $254,446,000 of PPP 2020 loans, net of deferred fees, originated during 2020 which, as of March 31, 2021, were still outstanding as the Small Business Administration (“SBA”) had not yet completed the loan forgiveness and repayment processing.  Comparatively, as of December 31, 2020, Mid Penn had $388,313,000 of PPP 2020 loans outstanding, net of deferred fees.  Mid Penn has been a significant participating lender under the PPP, which was originally created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, and extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020.   The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.

MID PENN BANCORP, INC.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  In addition to the processing fees, Mid Penn recorded related loan origination costs.  As of March 31, 2021, Mid Penn had received $36,765,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $15,882,000 of loan processing fees received related to PPP loans funded during the three months ended March 31, 2021.   The balance of these fees that have not yet been realized as income, and the related loan origination costs are deferred in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs and will be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  Mid Penn had $18,581,000 of PPP deferred loan processing fees not yet realized as income as of March 31, 2021, consisting of (i) $3,593,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $14,988,000 of loan processing fees received related to PPP loans funded during the three months ended March 31, 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from to PPP loans funded during the year ended December 31, 2020.  During the three months ended March 31, 2021, Mid Penn recognized $5,047,000 of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.  Similar fees were not recognized during the three months ended March 31, 2020.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopted the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  The allowance consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $66,000 at March 31, 2021 and December 31, 2020.

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

MID PENN BANCORP, INC.

The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific and general components. For example, at times Mid Penn could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral, or unforeseeable effects on the portfolio from other influences, inducing the long-term impact of the pandemic.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses.  This includes, but is not limited to, (i) the unpredictable timing and amounts of charge-offs, (ii) the fact that historical loss averages don’t necessarily correlate to future loss trends, (iii) data and trends supporting qualitative factor judgements may not be indicative of the true nature of future period risks, and (iv) unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.

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

MID PENN BANCORP, INC.

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

In addition, federal and state regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance and may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management.  No such additions were required from any recent examinations.

Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Mid Penn had $590,035,000 and $388,313,000 of PPP loans outstanding, net of deferred fees, as of March 31, 2021 and December 31, 2020, respectively, which are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to that pool.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  Loans acquired at fair value and included in the balance of loans and leases, net of unearned interest on the Consolidated Balance Sheets totaled $251,644,000 and $276,701,000 as of March 31, 2021 and December 31, 2020, respectively.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans, and discounting those cash flows at a market rate of interest.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and, at March 31, 2021 and December 31, 2020, consisted of a retail banking property which was closed and listed for sale on December 31, 2020 totaling $210,000 and in included in other assets on the Consolidated Balance Sheets.  There were no impairment charges recorded during the three months ended March 31, 2021 or, 2020.

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

As of March 31, 2021, Mid Penn had $144,000 of residential real estate held in other real estate owned and $87,000 in loans for which formal foreclosure proceedings were in process.  As of December 31, 2020, Mid Penn had $134,000 of residential real estate held in other real estate owned and $13,000 in loans for which formal foreclosure proceedings were in process.

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

Investments in Limited Partnerships

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $135,000 at March 31, 2021, and $146,000 at December 31, 2020, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

Mid Penn also has a limited partnership interest in a low-income housing project with thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization to date, was $6,527,000 and $6,682,000 on March 31, 2021 and December 31, 2020, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution totaled $7,506,000 and the investment was fully funded within a three-year period beginning in 2018 and ending during the first quarter of 2021.  The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the cost amortization method which began upon commencement of operations of the facility in December 2019. The project was formally awarded $8,530,000 in total LIHTCs by the Pennsylvania Housing Finance Agency which will be recognized over the ten-year period from December 2019 through November 2029, with an annual LIHTC amount of approximately $853,000 to be awarded to Mid Penn in the year-ended December 31, 2021.

MID PENN BANCORP, INC.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $4,039,000 and $4,311,000 at March 31, 2021 and December 31, 2020, respectively.  Core deposit amortization expense was $272,000 and $310,000 for the three months ended March 31, 2021 and 2020, respectively.   The core deposit intangible is being amortized over a ten-year period starting at each respective acquisition date and using the sum-of-the-year’s digits amortization method.  The current balance of the core deposit intangible includes unamortized assets from (i) the Phoenix Bancorp, Inc. acquisition (“Phoenix”) in March 2015 (ii) The Scottdale Bank and Trust Company acquisition (“Scottdale”) in January 2018, and (iii) the First Priority Financial Corp. acquisition (“First Priority) in July 2018. Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  Through much of the year ended December 31, 2020, and continuing into the three months ended March 31, 2021, the novel coronavirus (“COVID-19”) global pandemic has impacted the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this COVID-19 event resulted in any impairment to Mid Penn’s business and the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, as reflected in the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, Mid Penn has recognized substantial total deposit growth of $192,247,000 or 8 percent (32 percent annualized) during the first three months of 2021, and total deposit growth of $562,186,000 or 29 percent during the year ended December 31, 2020, with none of this growth attributable to brokered deposits.  Subsequent to March 31, 2021, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of impairment.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was $62,840,000 at both March 31, 2021 and December 31, 2020, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent comprehensive impairment evaluation which was performed as of October 31, 2020 using a qualitative analysis.  Changes in economic and operating conditions could result in goodwill impairment in future periods.  Subsequent to October 31, 2020, and through the date of this filing, management’s updated assessment of the Corporation’s operating results, business plans, economic projections, anticipated future cash flows, current market data, and stock price, continued to reflect no evidence of goodwill impairment.

For the prior year period, and in support of its March 31, 2020 financial reports, Mid Penn management performed a “Step One” goodwill analysis to determine whether the current or expected impact from the COVID-19 global pandemic resulted in any impairment to Mid Penn’s business and the recorded value of its goodwill intangible asset.  Based upon this goodwill analysis, Mid Penn management determined that there was no impairment to its goodwill.  Changes in economic and operating conditions, including those resulting from the continuing COVID-19 pandemic and its implications to the country, the economy, and specifically Mid Penn continue to evolve, could result in goodwill impairment in future periods.

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

MID PENN BANCORP, INC.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance - March 31, 2021	$(2)	$503	$501

Balance - December 31, 2020	$(3)	$(54)	$(57)

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

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Net income	$9,312	$3,818

Weighted average common shares outstanding (basic)	8,415,586	8,480,975
Effect of dilutive unvested restricted stock grants	14,599	4,856
Weighted average common shares outstanding (diluted)	8,430,185	8,485,831

Basic earnings per common share	$1.11	$0.45
Diluted earnings per common share	$1.10	$0.45

There were no antidilutive instruments at March 31, 2021 and 2020.

(3)	Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. Treasury and government agencies, and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2021
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	3,250	—	2	3,248
Total available-for-sale debt securities	3,252	—	2	3,250
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$16,980	$46	$420	$16,606
Mortgage-backed U.S. government agencies	35,727	866	3	36,590
State and political subdivision obligations	65,335	2,455	53	67,737
Corporate debt securities	12,518	151	83	12,586
Total held-to-maturity debt securities	130,560	3,518	559	133,519
Total	$133,812	$3,518	$561	$136,769

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	5,750	—	4	5,746
Total available-for-sale debt securities	5,752	—	4	5,748
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$11,511	$66	$—	$11,577
Mortgage-backed U.S. government agencies	40,810	948	15	41,743
State and political subdivision obligations	65,449	3,295	6	68,738
Corporate debt securities	10,522	215	1	10,736
Total held-to-maturity debt securities	128,292	4,524	22	132,794
Total	$134,044	$4,524	$26	$138,542

MID PENN BANCORP, INC.

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of instruments of a similar type, credit quality and structure, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note 7, Fair Value Measurement, for more information on the fair value of investment securities.

Investment securities having a fair value of $105,650,000 at March 31, 2021 and $102,959,000 at December 31, 2020 were pledged to secure public deposits, some trust account holdings, and certain other borrowings.  In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $263,800,000 as of March 31, 2021 and $288,950,000 as of December 31, 2020.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2021	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
Corporate debt securities	1	$998	$2	0	$—	$—	1	$998	$2
Total temporarily impaired available-for-sale debt securities	1	$998	$2	0	$—	$—	1	$998	$2

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	7	$11,570	$420	0	$—	$—	7	$11,570	$420
Mortgage-backed U.S. government agencies	3	1,835	3	0	—	—	3	1,835	3
State and political subdivision obligations	13	6,152	53	0	—	—	13	6,152	53
Corporate debt securities	4	4,916	83	0	—	—	4	4,916	83
Total temporarily impaired held-to-maturity debt securities	27	$24,473	$559	0	$—	$—	27	$24,473	$559
Total	28	$25,471	$561	0	$—	$—	28	$25,471	$561

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2020	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
Corporate debt securities	2	$3,497	$4	0	$—	$—	2	$3,497	$4
Total temporarily impaired available-for-sale securities	2	$3,497	$4	0	$—	$—	2	$3,497	$4

Held-to-maturity securities:
Mortgage-backed U.S. government agencies	8	$5,336	$15	0	$—	$—	8	$5,336	$15
State and political subdivision obligations	2	801	6	0	—	—	2	801	6
Corporate debt securities	1	449	1	0	—	—	1	449	1
Total temporarily impaired held to maturity securities	11	$6,586	$22	0	$—	$—	11	$6,586	$22
Total	13	$10,083	$26	0	$—	$—	13	$10,083	$26

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (i) whether management has the intent to sell the security, (ii) whether it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (iii) whether management expects to recover the entire amortized cost basis.  At March 31, 2021, the majority of securities in an unrealized loss position were U.S. government agency securities and state and political subdivision obligations.  At December 31, 2020, the majority of securities in an unrealized loss position were U.S. government agency and mortgage-back U.S. government agency securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of March 31, 2021, December 31, 2020, or March 31, 2020, and did not record any securities impairment charges in the respective periods ended on these dates.  This determination reflects management’s assessment that no securities in its portfolio were impaired as a result of any COVID-19 pandemic impacts, to date, to the underlying issuers of securities.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2021 and 2020 are shown in the table below.  No sales of available-for-sale securities were executed during the three months ended March 31, 2021.

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Realized gains	$—	$137
Realized losses	—	(5)
Net gains	$—	$132

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of March 31, 2021.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
March 31, 2021	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$3,465	$3,511
Due after 1 year but within 5 years	2,250	2,250	38,808	40,397
Due after 5 years but within 10 years	1,000	998	52,560	53,021
Due after 10 years	—	—	—	—
	3,250	3,248	94,833	96,929

Mortgage-backed securities	2	2	35,727	36,590
	$3,252	$3,250	$130,560	$133,519

(4)	Loans and Allowance for Loan and Lease Losses

As of March 31, 2021 and December 31, 2020, the types of loans in Mid Penn’s portfolio, summarized using Mid Penn’s internal risk rating system between those rated “pass” (net of deferred fees and costs of $17,992,000 as of March 31, 2021 and $9,084,000 as of December 31, 2020) which comprise the vast majority of the portfolio, and those classified as “special mention” and “substandard”, are as follows:

(Dollars in thousands)		Special
March 31, 2021	Pass	Mention	Substandard	Total
Commercial and industrial	$951,489	$10,272	$2,284	$964,045
Commercial real estate	1,119,845	8,905	6,910	1,135,660
Commercial real estate - construction	264,915	—	30	264,945
Residential mortgage	196,566	52	1,170	197,788
Home equity	73,087	2	2,334	75,423
Consumer	8,375	—	—	8,375
	$2,614,277	$19,231	$12,728	$2,646,236

(Dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Total
Commercial and industrial	$739,306	$9,928	$3,120	$752,354
Commercial real estate	1,084,123	1,708	13,825	1,099,656
Commercial real estate - construction	248,882	—	31	248,913
Residential mortgage	200,544	53	1,244	201,841
Home equity	71,856	3	2,365	74,224
Consumer	7,053	—	—	7,053
	$2,351,764	$11,692	$20,585	$2,384,041

The increase in deferred fees and costs from December 31, 2020 to March 31, 2021 was the result of collected but unearned PPP loan processing fees related to the PPP 2021 loans which Mid Penn processed and disbursed during the first quarter of 2021.  All PPP loans, whether disbursed in 2020 or 2021, are included in commercial and industrial loans and are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as “pass” within Mid Penn’s internal risk rating system as of March 31, 2021.

Mid Penn had no loans classified as “doubtful” as of March 31, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$143	$174	$—	$899	$931	$—
Commercial real estate	595	973	—	8,215	8,574	—
Commercial real estate - construction	30	34	—	31	34	—
Residential mortgage	758	786	—	818	842	—
Home equity	2,334	2,337	—	2,365	2,395	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	1,408	1,690	—	1,419	1,693	—
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	309	557	—	323	568	—
Home equity	—	12	—	—	13	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$225	$253	$68	$553	$574	$533
Commercial real estate	874	926	263	887	994	274
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$368	$427	$68	$1,452	$1,505	$533
Commercial real estate	2,877	3,589	263	10,521	11,261	274
Commercial real estate - construction	30	34	—	31	34	—
Residential mortgage	1,067	1,343	—	1,141	1,410	—
Home equity	2,334	2,349	—	2,365	2,408	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended
	March 31, 2021		March 31, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$753	$—	$890	$—
Commercial real estate	4,405	—	7,430	—
Commercial real estate - construction	31	—	40	—
Residential mortgage	787	8	782	6
Home equity	2,350	—	24	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$2	$—
Commercial real estate	1,414	—	1,420	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	317	—	374	—
Home equity	—	—	1	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$157	$—	$4	$—
Commercial real estate	880	—	550	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$910	$—	$896	$—
Commercial real estate	6,699	—	9,400	—
Commercial real estate - construction	31	—	40	—
Residential mortgage	1,104	8	1,156	6
Home equity	2,350	—	25	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of March 31, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Commercial and industrial	$368	$1,452
Commercial real estate	2,877	10,520
Commercial real estate - construction	30	31
Residential mortgage	611	679
Home equity	2,334	2,365
	$6,220	$15,047

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2021 and December 31, 2020 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
March 31, 2021	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$800	$32	$336	$1,168	$962,877	$964,045	$—
Commercial real estate	101	555	863	1,519	1,132,733	1,134,252	—
Commercial real estate - construction	—	—	—	—	264,945	264,945	—
Residential mortgage	236	1	227	464	197,015	197,479	—
Home equity	309	—	2,312	2,621	72,802	75,423	—
Consumer	—	4	—	4	8,371	8,375	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	—	1,395	1,395	13	1,408	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	159	159	150	309	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$1,446	$592	$5,292	$7,330	$2,638,906	$2,646,236	$—

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2020	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$365	$1,017	$1,377	$2,759	$749,595	$752,354	$—
Commercial real estate	1,096	—	7,668	8,764	1,089,473	1,098,237	—
Commercial real estate - construction	—	—	—	—	248,913	248,913	—
Residential mortgage	126	—	282	408	201,110	201,518	—
Home equity	71	22	2,343	2,436	71,788	74,224	—
Consumer	—	6	—	6	7,047	7,053	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	9	—	1,402	1,411	8	1,419	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	168	168	155	323	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$1,667	$1,045	$13,240	$15,952	$2,368,089	$2,384,041	$—

MID PENN BANCORP, INC.

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan losses was recorded against the $590,035,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of March 31, 2021.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, March 31, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2021	$3,066	$8,655	$134	$429	$507	$1	$590	$13,382
Charge-offs	(859)	—	—	(3)	—	(3)	—	(865)
Recoveries	1	56	—	9	—	8	—	74
Provisions (credits)	780	233	(12)	3	21	(5)	(20)	1,000
Ending balance,
March 31, 2021	2,988	8,944	122	438	528	1	570	13,591
Individually evaluated for impairment	68	263	—	—	—	—	—	331
Ending balance:
Collectively evaluated for impairment	$2,920	$8,681	$122	$438	$528	$1	$570	$13,260

Loans receivables:
Ending balance	$964,045	$1,135,660	$264,945	$197,788	$75,423	$8,375	$—	$2,646,236
Ending balance: individually evaluated for impairment	368	1,469	30	758	2,334	—	—	4,959
Ending balance: acquired with credit deterioration	—	1,408	—	309	—	—	—	1,717
Ending balance: collectively evaluated for impairment	$963,677	$1,132,783	$264,915	$196,721	$73,089	$8,375	$—	$2,639,560

(Dollars in thousands)
December 31, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$3,066	$8,655	$134	$429	$507	$1	$590	$13,382
Ending balance: individually evaluated for impairment	533	274	—	—	—	—	—	807
Ending balance: collectively evaluated for impairment	$2,533	$8,381	$134	$429	$507	$1	$590	$12,575

Loans receivable:
Ending balance	$752,354	$1,099,656	$248,913	$201,841	$74,224	$7,053	$—	$2,384,041
Ending balance: individually evaluated for impairment	1,452	9,102	31	818	2,365	—	—	13,768
Ending balance: acquired with credit deterioration	—	1,419	—	323	—	—	—	1,742
Ending balance: collectively evaluated for impairment	$750,902	$1,089,135	$248,882	$200,700	$71,859	$7,053	$—	$2,368,531

MID PENN BANCORP, INC.

(Dollars in thousands)
As of, and for the three months ended, March 31, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2020	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Charge-offs	(43)	—	—	—	—	(15)	—	(58)
Recoveries	1	1	—	3	—	2	—	7
Provisions (credits)	128	370	6	16	6	13	11	550
Ending balance,
March 31, 2020	2,427	6,630	57	436	448	2	14	10,014
Individually evaluated for impairment	3	190	—	—	—	—	—	193
Ending balance:
collectively evaluated for impairment	$2,424	$6,440	$57	$436	$448	$2	$14	$9,821

Loans receivables:
Ending balance	$351,339	$939,995	$205,248	$230,047	$64,610	$6,910	$—	$1,798,149
Ending balance: individually evaluated for impairment	897	7,649	39	748	24	—	—	9,357
Ending balance: acquired with credit deterioration	—	1,423	—	368	1	—	—	1,792
Ending balance: collectively evaluated for impairment	$350,442	$930,923	$205,209	$228,931	$64,585	$6,910	$—	$1,787,000

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

Mid Penn’s troubled debt restructured loans at March 31, 2021 totaled $1,448,000 and included: (i) three accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $457,000, and (ii) $991,000 of troubled debt restructurings attributable to nine loans among seven relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  The balance of these nonaccrual impaired troubled debt restructured loans as of March 31, 2021 was comprised of $911,000 in commercial real estate loans amongst three borrowers, one commercial real estate construction loan for $30,000, two residential mortgage loans for $44,000, and one commercial and industrial loan for $6,000.  As of March 31, 2021, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

Mid Penn’s troubled debt restructured loans at December 31, 2020 totaled $1,480,000, and included: (i) three accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $463,000, and (ii) $1,017,000 of troubled debt restructurings attributable to nine loans among seven relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  One large commercial real estate relationship accounted for $535,000 of the total $1,017,000 in nonaccrual impaired troubled debt restructured loans, with the remainder consisting of (i) four commercial real estate loans totaling $398,000 among two relationships, (ii) one commercial real estate – construction loan totaling $31,000, (iii) one commercial and industrial loan totaling $6,000, and (iv) two unrelated residential mortgage loans totaling $47,000.  As of December 31, 2020, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.  There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2020.

MID PENN BANCORP, INC.

The recorded investments in troubled debt restructured loans at March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2021	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment

Commercial and industrial	$8	$8	$6
Commercial real estate	1,806	1,707	911
Commercial real estate - construction	40	40	30
Residential mortgage	728	725	501
	$2,582	$2,480	$1,448

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2020	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$6
Commercial real estate	1,806	1,707	933
Commercial real estate - construction	40	40	31
Residential mortgage	728	725	510
	$2,582	$2,480	$1,480

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments, with some borrowers reverting to interest-only payments.  The majority of the deferrals were granted for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest has and will continue to accrue on loans modified under the CARES Act during the deferral period.  As of March 31, 2021, the principal balance of loans remaining in a CARES Act qualifying deferment status totaled $5,131,000, or less than 1 percent of the total loan portfolio, a reduction compared to December 31, 2020, when $11,681,000 of loans, also representing less than 1 percent of the total loan portfolio, were in this deferment status.  Most borrowers who were granted a CARES Act deferral in 2020 have returned to regular payment status.  Mid Penn remains in communication with each of the borrowers still in deferral status to assess the ongoing credit standing of the borrowers, and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three months ended March 31, 2021 and 2020.

(Dollars in thousands)
	Three Months Ended March 31,
	2021	2020
Accretable yield, beginning of period	$40	$89
Accretable yield amortized to interest income	—	(17)
Accretable yield, end of period	$40	$72

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

In 2016, Mid Penn entered into a subleasing agreement with an unrelated party on one of its properties under an operating lease.  The sublease included an escalation clause.  The initial term of the sublease agreement began on July 1, 2016 and ended on March 31, 2021, and was extended for an additional one-year term ending March 31, 2022.

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

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of March 31, 2021.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$10,791	$3,222	$10,157	$3,267
Lease liability	$11,828	$3,446	$11,200	$3,467
Weighted average remaining lease term (in years)	7.81	17.92	8.05	18.17
Weighted average discount rate	3.15%	3.81%	3.30%	3.81%

A summary of lease costs during the three months ended March 31, 2021 and 2020 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$45	$45
Interest expense on lease liability	33	34
Total finance lease cost	78	79
Operating lease cost	516	528
Short-term and equipment lease cost	10	9
Variable lease cost	—	—
Sublease income	(9)	(6)
Total lease costs	$595	$610

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$33	$34
Operating cash flows from operating leases	522	544
Financing cash flows from finance leases	21	21

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	March 31, 2021
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$1,557	$163
After one but within two years	2,061	217
After two but within three years	1,815	217
After three but within four years	1,760	252
After four but within five years	1,373	259
After five years	4,810	3,733
Total undiscounted cash flows	13,376	4,841
Discount on cash flows	(1,548)	(1,395)
Total lease liability	$11,828	$3,446

MID PENN BANCORP, INC.

(6)	Loan-Level Interest Rate Swaps

Mid Penn enters into loan-level interest rate swaps with certain qualifying, creditworthy commercial loan customers to provide a loan pricing structure that meets both Mid Penn’s and the customer’s interest rate risk management needs. Mid Penn simultaneously enters into parallel interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of the offsetting customer and dealer counterparty swap agreements is that the customer pays a fixed rate of interest and Mid Penn receives a floating rate. Mid Penn’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$1,185	$489
Notional Amount	48,864	22,331
Cash Collateral Posted (b)	500	500

(a)	Included in other liabilities as of March 31, 2021 and other assets as of December 31, 2020, respectively, on the Consolidated Balance Sheets
(b)	Included in cash and due from banks on the Consolidated Balance Sheet

The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$1,185	$489
Gross amounts offset	1,185	489
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	500	500
Net Amounts	$500	$500

(7)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2021 and 2020.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	3,248	—	3,248	—
Other assets:
Equity securities	508	508	—	—
Total	$3,758	$508	$3,250	$—

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	5,746	—	5,746	—
Other assets:
Equity securities	515	515	—	—
Interest rate swap agreements	489	—	489	—
Total	$6,752	$515	$6,237	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$897	$—	$—	$897
Foreclosed Assets Held for Sale	77	—	—	77

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$800	$—	$—	$800
Foreclosed Assets Held for Sale	77	—	—	77

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2021	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$897	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	24% - 100%	39%
Foreclosed Assets Held for Sale	77	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	27% - 27%	27%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$800	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	25% - 100%	40%
Foreclosed Assets Held for Sale	77	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	27% - 27%	27%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

There were no changes in unrealized gains and losses included in other comprehensive income during the three months ended March 31, 2021 or 2020 related to Level 3 recurring fair value measurements as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.

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

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$427,371	$427,371	$303,724	$303,724
Available-for-sale investment securities	3,250	3,250	5,748	5,748
Held-to-maturity investment securities	130,560	133,519	128,292	132,794
Equity securities	508	508	515	515
Loans held for sale	25,842	26,434	25,506	26,262
Net loans and leases	2,632,645	2,716,155	2,370,659	2,444,105
Restricted investment in bank stocks	6,860	6,860	7,594	7,594
Accrued interest receivable	11,855	11,855	3,619	3,619
Interest rate swap agreements	—	—	489	489

Financial liabilities:
Deposits	$2,666,827	2,670,017	$2,474,580	$2,496,799
Short-term borrowings	307,753	307,753	125,617	125,617
Long-term debt (a)	71,584	65,776	71,648	70,498
Subordinated debt	44,586	46,784	44,580	43,098
Accrued interest payable	1,902	1,902	2,007	2,007
Interest rate swap agreements	1,185	1,185	—	—
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of March 31, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2021 and December 31, 2020.  Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2021	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$130,560	$133,519	$—	$133,519	$—
Loans held for sale	25,842	26,434	—	26,434	—
Net loans and leases	2,632,645	2,716,155	—	—	2,716,155

Financial instruments - liabilities
Deposits	$2,666,827	$2,670,017	$—	$2,670,017	$—
Long-term debt (a)	71,584	65,776	—	65,776	—
Subordinated debt	44,586	46,784	—	46,784	—

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2020	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$128,292	$132,794	$—	$132,794	$—
Loans held for sale	25,506	26,262	—	26,262	—
Net loans and leases	2,370,659	2,444,105	—	—	2,444,105

Financial instruments - liabilities
Deposits	$2,474,580	$2,496,799	$—	$2,496,799	$—
Long-term debt (a)	71,648	70,498	—	70,498	—
Subordinated debt	44,580	43,098	—	43,098	—

(a)	Long-term debt excludes finance lease obligations.

(8)	Guarantees, Commitments, and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $43,997,000 and $39,468,000 of standby letters of credit outstanding as of March 31, 2021 and December 31, 2020, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of March 31, 2021 and December 31, 2020 for payment under standby letters of credit issued was not considered material.

MID PENN BANCORP, INC.

Contingencies

As of March 31, 2021, Mid Penn had received a total of $36,765,000 of nonrefundable loan processing fees related to the loans disbursed as a result of the SBA’s Paycheck Protection Program.  These PPP loan processing fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have been, and will continue to be, amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.

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

As of March 31, 2021, Mid Penn is not aware of any PPP 2020 or 2021 loans outstanding for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(9)	Debt

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by Mid Penn’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,302,960,000 at March 31, 2021.  The Bank had short-term borrowing capacity from the FHLB as of March 31, 2021 up to the Bank’s unused borrowing capacity of $571,837,000 (equal to $908,918,000 of maximum borrowing capacity, less letter of credit securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of March 31, 2021 and December 31, 2020.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at March 31, 2021.  No draws have been made on these lines of credit and accordingly the balance was zero on both March 31, 2021 and December 31, 2020.

Short-term PPPLF Borrowings

The entire balance of short-term borrowings of $307,753,000 and $125,617,000 at March 31, 2021 and December 31, 2020, respectively, consisted of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  The PPPLF allows banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.  PPPLF draws must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

Long-term Debt

As of March 31, 2021, and December 31, 2020, the Bank had long-term debt outstanding in the amount of $75,030,000 and $75,115,000, respectively, consisting primarily of FHLB fixed rate instruments, as well as one finance lease obligation.

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $263,800,000 as of March 31, 2021 and $288,950,000 as of December 31, 2020.

MID PENN BANCORP, INC.

The following table presents a summary of long-term debt as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	March 31, 2021	December 31, 2020
FHLB fixed rate instruments:
Due April 2022, 0.86343%	$70,000	$70,000
Due August 2026, 4.80%	1,544	1,606
Due February 2027, 6.71%	40	42
Total FHLB fixed rate instruments	71,584	71,648
Lease obligations included in long-term debt	3,446	3,467
Total long-term debt	$75,030	$75,115

Mid Penn did not prepay any long-term debt instruments during the three months ended March 31, 2021. As part of asset/liability and interest rate risk management strategies, during the first quarter of 2020, Mid Penn prepaid $9,500,000 of FHLB fixed rate instruments originally due at various times in 2020, and recognized prepayment penalties of $63,000 that are included in other expenses for the three months ended March 31, 2020 on the Consolidated Statement of Income.

(10)	Subordinated Debt

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

The December 2020 Notes bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.5%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021.  The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals.  Additionally, if (i) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (ii) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes or (iii) Mid Penn will be considered an “investment company,” Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of March 31, 2021 and December 31, 2020.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn Bancorp, Inc. entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due 2030 (the “March 2020 Notes”).  The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of March 31, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

Subordinated Debt Issued December 2017

On December 19, 2017, Mid Penn Bancorp, Inc. entered into agreements with investors to purchase $10,000,000 aggregate principal amount of its Subordinated Notes due 2028 (the “2017 Notes”). The 2017 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.  The offering closed in December 2017.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of March 31, 2021 and December 31, 2020.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty-percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of March 31, 2021.

The 2015 Notes paid interest at a rate of 5.15% per year for the first five years outstanding, including the three months ended March 31, 2020. Beginning January 1, 2021, the 2015 Notes bear interest at a floating rate based on the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016. The 2015 Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the 2015 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2015 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2015 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of March 31, 2021 and December 31, 2020.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $64,000 at March 31, 2021 and $70,000 at December 31, 2020.

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).

On December 18, 2020, Mid Penn redeemed the full $9,500,000 of the First Priority Notes promptly following the expiration of the Notes’ noncallable period and upon receipt of the required regulatory approval.  Mid Penn recognized redemption pricing fees of $143,000 which were fully recognized in the fourth quarter of 2020.

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

MID PENN BANCORP, INC.

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn is expected to contribute $300,000 to the defined benefit pension plan during 2021.  A December 31 measurement date for the plan is used.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Service cost	$33	$20	$1	$—
Interest cost	40	45	2	—
Expected return on plan assets	(57)	(68)	—	—
Accretion of prior service cost	—	—	(5)	(5)
Settlement gain	(49)	—	—	—
Net periodic benefit income	$(33)	$(3)	$(2)	$(5)

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets and amortization (accretion) of prior service cost are reported as a component of other income.

(12)	Common Stock

Treasury Stock Repurchase Program

During 2020, Mid Penn adopted a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 6.6% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2021.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and remains available as the buyback program was extended through March 19, 2022 by Mid Penn’s Board of Directors on April 28, 2021.  Please see Note 15 – Subsequent Events, for more information.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

As of March 31, 2021, Mid Penn had repurchased 98,452 shares of common stock at an average price of $19.53 per share under the treasury stock repurchase program.  As of December 31, 2020, Mid Penn had repurchased 92,652 shares of common stock at an average price of $19.37 per share under the treasury stock repurchase program.  No shares of common stock were repurchased during the three months ended March 31, 2020.

Underwritten Public Offering

On April 29, 2021, Mid Penn issued a press release on a Form 8-K announcing the commencement of an underwritten public offering of $65,000,000 of the Corporation’s common stock (the “Offering”) through Piper Sandler & Co., as representative of the underwriters (the “Underwriters”). Mid Penn also granted the Underwriters a 30-day option to purchase up to an additional 15 percent of the offered amount of common stock, equal to 390,000 shares, from the Corporation. On May 4, 2021, Mid Penn announced on a Form 8-K that it had completed its underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, before underwriting discounts, including 390,000 additional shares of common stock upon the exercise in full by the underwriters of their option to purchase additional shares. Please see Note 15 – Subsequent Events, for more information.

Dividend Reinvestment Plan

Under Mid Penn’s amended and restated dividend reinvestment plan (“DRIP”), 330,750 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance.  The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.

MID PENN BANCORP, INC.

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

As of March 31, 2021, a total of 85,914 restricted shares were granted under the Plan, of which 2,446 shares were forfeited and available for reissuance, 42,041 shares were vested, and the remaining 41,427 shares were unvested.  No shares were forfeited during the three months ended March 31, 2021, while one hundred shares were forfeited due to a voluntary termination of an employee during the same period in 2020. The Plan shares granted and vested resulted in $132,000 in share-based compensation expense for the three months ended March 31, 2021, while $96,000 of share-based compensation expense was recorded for the three months ended March 31, 2020.

Share-based compensation expense relating to restricted stock is calculated using grant date fair value and is recognized on a straight-line basis over the vesting periods of the awards.  Restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over the vesting period and the expense is a component of salaries and benefits expense on the Consolidated Statements of Income.  The employee grant vesting period is determined by the terms of each respective grant, with vesting periods generally between one and four years.  Restricted shares granted to directors have a twelve-month vesting period, and the expense is a component of directors’ fees and benefits within the other expense line item on the Consolidated Statements of Income.

(13)	Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

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

The ASU was effective for public business entities for fiscal years ending after December 15, 2020 and Mid Penn adopted this standard effective January 1, 2021 on a prospective basis.

As a result of this ASU, several disclosures were removed from Topic 715, including: (i) disclosures of the amounts in accumulated comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, and (ii) the effects of a one-percentage point change in the assumed health care cost trend rates on the aggregate of service and interest cost components of net periodic postretirement health care benefit costs.  However, some additional disclosures will be required as a result of this ASU, including the requirement to disclose an explanation for significant gains and losses related to changes in the benefit obligation for the period.  Mid Penn discloses condensed information related to its defined benefit plans in interim periods, therefore, the prospective adoption of this ASU will result in disclosure changes only to Mid Penn’s Annual Report on Form 10-K for the year ended December 31, 2021 when expanded disclosures are made. The adoption of this standard did not impact Mid Penn’s overall financial condition.

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

Mid Penn is currently evaluating the details of this ASU and the impact the guidance will have on Mid Penn’s consolidated financial statements.  Mid Penn expects that it is possible that the ASU may result in an increase in the allowance for credit losses resulting from the change to expected losses for the estimated life of the financial asset, including an allowance for debt securities.  The amount of the change in the allowance for credit losses, if any, resulting from the new guidance will be impacted by the portfolio composition and asset quality at the adoption date, as well as economic conditions and forecasts at the time of adoption.  Mid Penn will continue to collect the required data elements needed implement the CECL model in advance of the January 1, 2023 adoption date.

MID PENN BANCORP, INC.

(14) COVID-19 Pandemic Implications

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due the Novel Coronavirus (“COVID-19”), and on March 11, 2020, the WHO classified COVID-19 as a pandemic based on the rapid increase in exposure globally.

After closing branch lobbies to curtail the spread of the virus, beginning March 17, 2020, Mid Penn has since reopened its branches effective April 19, 2021 given the extensive measures taken to ensure the safety of the Bank’s customers and employees.   We are continuously cleaning Bank facilities during business hours with disinfecting wipes to sanitize all facets of our common areas, including door handles, work stations, ATM’s and service counters. We have mandated that all employees who handle cash use latex gloves when doing so, and we are requiring all employees to use hand sanitizer after each transaction and wash their hands with soap and hot water several times every hour.  Additionally, employees having face-to-face interaction with customers are required to wear a mask.  Importantly, we maintain appropriate social distancing standards when individuals are required by their job duties to be in the same location.

Mid Penn has been a significant participating lender under the Paycheck Protection Program.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  In addition to the processing fees, Mid Penn recorded related loan origination costs.  As of March 31, 2021, Mid Penn had received $36,765,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $15,882,000 of loan processing fees received related to PPP loans funded during the three months ended March 31, 2021.   The balance of these fees that have not yet been realized as income, and the related loan origination costs are deferred in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs and will be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  Mid Penn had $18,581,000 of PPP deferred loan processing fees not yet realized as income as of March 31, 2021, consisting of (i) $3,593,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $14,988,000 of loan processing fees received related to PPP loans funded during the three months ended March 31, 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from PPP loans funded during the year ended December 31, 2020.  During the three months ended March 31, 2021, Mid Penn recognized $5,047,000 of PPP processing fees within interest and fees on loans and leases on the Consolidated Statements of Income.  Similar fees were not recognized during the three months ended March 31, 2020.

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments with some borrowers reverting to interest-only payments.  The majority of the deferrals were granted for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest has and will continue to accrue on loans modified under the CARES Act during the deferral period.  As of March 31, 2021, the principal balance of loans remaining in a CARES Act qualifying deferment status totaled $5,131,000, or less than 1 percent of the total loan portfolio, a reduction compared to December 31, 2020, when $11,681,000 of loans, also representing less than 1 percent of the total loan portfolio, were in this deferment status.  Most borrowers granted a CARES Act deferral have returned to regular payment status.  Mid Penn remains in communication with each of the borrowers still in deferral status to assess the ongoing credit standing of the borrowers, and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

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

MID PENN BANCORP, INC.

(15)        Subsequent Events

Underwritten Public Offering

On April 29, 2021, Mid Penn issued a press release on a Form 8-K announcing the commencement of an underwritten public offering of $65,000,000 of the Corporation’s common stock (the “Offering”), priced at 2,600,000 shares of common stock at $25.00 per share, through Piper Sandler & Co., as representative of the underwriters (the “Underwriters”). Mid Penn also granted the Underwriters a 30-day option to purchase up to an additional 15 percent of the offered amount of common stock, equal to 390,000 shares, from the Corporation. On May 4, 2021, Mid Penn announced on a Form 8-K that it had completed its underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, before underwriting discounts, including 390,000 additional shares of common stock upon the exercise in full by the underwriters of their option to purchase additional shares. The aggregate gross proceeds of the offering were $74.75 million. The net proceeds of the offering after deducting the underwriting discount and other estimated offering expenses are expected to be approximately $70.2 million.

Mid Penn intends to use the net proceeds of the offering to increase its capital structure, to fund future organic growth and for working capital and other general corporate purposes. The Corporation may also use a portion of the net proceeds for future acquisitions, although the Corporation has no present commitments or agreements to do so.

Extension of Treasury Stock Repurchase Program

On April 28, 2021, the Board of Directors of the Corporation approved the renewal of its treasury stock repurchase program, which was announced on March 19, 2020. The repurchase plan, which authorized the repurchase of up to $15,000,000 of which $13,077,000 remains available, of Mid Penn’s common stock in the open market or privately negotiated transactions, has been extended through March 19, 2022.

The repurchase plan may be modified, suspended or terminated at any time, in the Corporation’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors the Corporation deems appropriate. The repurchase program does not obligate the Corporation to repurchase any shares.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of March 31, 2021, compared to year-end 2020, and the Results of Operations for the three months ended March 31, 2021, compared to the same periods in 2020.  For comparative purposes, the March 31, 2020 and December 31, 2020 balances have been reclassified when, and if necessary, to conform to the 2021 presentation.  Such reclassifications had no impact on net income or shareholders’ equity.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Caution About Forward-Looking Statements

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements.  Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2020 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

•	business or economic disruptions from national or global epidemic or pandemic events, including those from the ongoing COVID-19 pandemic;
•	an increase in the Pennsylvania Bank Shares Tax to which Mid Penn Bank’s capital stock is currently subject, or imposition of any additional taxes on Mid Penn or Mid Penn Bank;
•	changes in the capitalization of the Corporation, including the impacts of any capital and liquidity requirements imposed by regulatory pronouncements and rules;
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

Results of Operations

Overview

Net income available to common shareholders was $9,312,000 or $1.11 per common share basic and $1.10 per common share diluted, for the quarter ended March 31, 2021, compared to net income of $3,818,000 or $0.45 per common share basic and diluted for the quarter ended March 31, 2020.

Net income as a percent of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended March 31,
	2021	2020
Return on average assets	1.19%	0.68%
Return on average equity	14.58%	6.43%

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three months ended March 31, 2021 and 2020.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended March 31, 2021 and 2020.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	March 31, 2021				March 31, 2020
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$1,401	$2		0.58%	$4,488	$15		1.34%
Investment Securities:
Taxable	78,456	385		1.99%	133,502	740		2.23%
Tax-Exempt	54,937	351	(a)	2.59%	42,765	280	(a)	2.63%
Total Securities	133,393	736		2.24%	176,267	1,020		2.33%

Federal Funds Sold	314,181	79		0.10%	122,635	390		1.28%
Loans and Leases, Net	2,531,917	28,406	(b)	4.55%	1,771,444	22,341	(b)	5.07%
Restricted Investment in Bank Stocks	7,052	95		5.46%	4,660	84		7.25%
Total Earning Assets	2,987,944	29,318		3.98%	2,079,494	23,850		4.61%

Cash and Due from Banks	34,040				30,580
Other Assets	164,266				147,924
Total Assets	$3,186,250				$2,257,998

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$602,015	$578		0.39%	$455,685	$1,172		1.03%
Money Market	743,994	778		0.42%	502,925	1,597		1.28%
Savings	197,873	64		0.13%	175,924	120		0.27%
Time	413,673	1,546		1.52%	480,316	2,491		2.09%
Total Interest-bearing Deposits	1,957,555	2,966		0.61%	1,614,850	5,380		1.34%

Short-term Borrowings	203,518	174		0.35%	—	—		0.00%
Long-term Debt	75,062	204		1.10%	28,780	252		3.52%
Subordinated Debt	44,583	499		4.54%	29,048	402		5.57%
Total Interest-bearing Liabilities	2,280,718	3,843		0.68%	1,672,678	6,034		1.45%

Noninterest-bearing Demand	623,058				320,524
Other Liabilities	23,462				25,927
Shareholders' Equity	259,012				238,869
Total Liabilities & Shareholders' Equity	$3,186,250				$2,257,998

Net Interest Income (taxable equivalent basis)		$25,475				$17,816
Taxable Equivalent Adjustment		(150)				(151)
Net Interest Income		$25,325				$17,665

Total Yield on Earning Assets				3.98%				4.61%
Rate on Supporting Liabilities				0.68%				1.45%
Average Interest Spread				3.30%				3.16%
Net Interest Margin				3.46%				3.45%

(a)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $74,000 and $59,000 for the three months ended March 31, 2021 and 2020, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $76,000 and $92,000 for the three months ended March 31, 2021 and 2020, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.

	Three months ended
	March 31, 2021 vs. March 31, 2020
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(10)	$(3)	$(13)
Investment Securities:
Taxable	(303)	(52)	(355)
Tax-Exempt	79	(8)	71
Total Securities	(224)	(60)	(284)

Federal Funds Sold	604	(915)	(311)
Loans and Leases, Net	9,511	(3,446)	6,065
Restricted Investment Bank Stocks	43	(32)	11
Total Interest Income	9,924	(4,456)	5,468

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	373	(967)	(594)
Money Market	759	(1,578)	(819)
Savings	15	(71)	(56)
Time	(343)	(602)	(945)
Total Interest Bearing Deposits	804	(3,218)	(2,414)

Short-term Borrowings	174	-	174
Long-term Debt	402	(450)	(48)
Subordinated Debt	213	(116)	97
Total Interest Expense	1,593	(3,784)	(2,191)

NET INTEREST INCOME	$8,331	$(672)	$7,659

Taxable-equivalent net interest income was $25,475,000 for the three months ended March 31, 2021, an increase of $7,659,000 or 43 percent compared to the three months ended March 31, 2020. The year-over-year increase included the recognition of $5,037,000 of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP program (similar fees were not recognized during the first quarter of 2020 as PPP loan funding did not begin until the second quarter of 2020).  These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the SBA, or the borrowers otherwise pay down principal prior to a loan’s stated maturity. Also contributing to the net interest income increase were the interest and fees from core loan growth since March 31, 2020, and the reduced interest expense due to the lower cost of deposits in the first quarter of 2021 compared to the same period in 2020.

Mid Penn’s tax-equivalent net interest margin for the three months ended March 31, 2021 was 3.46 percent and comparable to the 3.45 percent net interest margin for the three months ended March 31, 2020.  The yield on interest-earning assets decreased from 4.61 percent for the first quarter of 2020 to 3.98 percent for the first quarter of 2021.  Though the quarterly average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to both the reduction in rates, as well as the significant average balance of PPP loans outstanding in the first quarter of 2021, which earn interest at a rate of 1 percent while outstanding.  The decrease in the yield on interest-earning assets was substantially offset by a favorable decrease in the cost of funds, as the total cost of deposits for the three months ended March 31, 2021 favorably decreased to 0.61 percent compared to 1.34 percent for the three months ended March 31, 2020.  The reduction in the cost of funds reflects both the aforementioned growth in noninterest-bearing deposits, and deposit rate decreases, many of which resulted in response to market rate cuts from the COVID-19 pandemic.

Although the effective interest rate impact on earning assets and funding sources can be reasonably estimated at current interest rate levels, the interest-bearing product and pricing options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in Mid Penn’s asset and liability management and related interest rate risk simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve’s Federal Open Market Committee (“FOMC”).

MID PENN BANCORP, INC.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first three months of 2021, economic and external factor changes, and shifting collateral values from December 31, 2020 to March 31, 2021.

The provision for loan losses was $1,000,000 for the three months ended March 31, 2021, an increase of 82 percent compared to the provision for loan losses of $550,000 for the three months ended March 31, 2020.  The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not yet required to adopt the current expected credit loss (“CECL”) accounting standard.  The year-over-year increase in the loan loss reserves and the provision was primarily the result of (i) providing for core loan growth during the three months ended March 31, 2021, and (ii) an increase in qualitative factors related to economic and external conditions when compared to prior periods, with such changes driven by the possibility for ongoing financial implications from the COVID-19 pandemic on Mid Penn’s customers and market area.  Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.

Noninterest Income

For the three months ended March 31, 2021, noninterest income totaled $4,712,000, an increase of $1,778,000 or 61 percent, compared to noninterest income of $2,934,000 for the three months ended March 31, 2020.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2021	2020	$ Variance	% Variance
Mortgage banking income	$2,379	$1,182	$1,197	101%
Income from fiduciary and wealth management activities	556	384	172	45%
Service charges on deposits	152	205	(53)	-26%
ATM debit card interchange income	568	416	152	37%
Net gain on sales of investment securities	—	132	(132)	-100%
Other income	791	372	419	113%

Mortgage banking income was $2,379,000 for the three months ended March 31, 2021, an increase of $1,197,000 or more than double the mortgage banking income of $1,182,000 recorded during the three months ended March 31, 2020.  Mid Penn significantly increased residential mortgage originations (both purchase and refinance activity) and secondary-market loan sales and gains when comparing the first quarter of 2021 to the same period last year as mortgage interest rates declined and remained low in the twelve months since March 31, 2020, resulting in significantly increased mortgage loan production for both home purchasing and refinancing activity.

Income from fiduciary and wealth management activities was $556,000 for the three months ended March 31, 2021, an increase of $172,000 or 45 percent, compared to fiduciary income of $384,000 for the same period in 2020. These additional revenues were attributed to growth in trust assets under management and increased sales of retail investment products.

ATM debit card interchange income was $568,000 for the three months ended March 31, 2021, an increase of $152,000 or 37 percent compared to interchange income of $416,000 for the three months ended March 31, 2020. The increase resulted from increasing card-based transaction usage across our expanding checking account customer base.

Mid Penn recorded no net gains on sales of investment securities during the three months ended March 31, 2021, compared to net gains on sales of securities of $132,000 for the three months ended March 31, 2020.  Sale volume and gains vary from quarter to quarter based upon market conditions, as well as related yield curve and valuation changes, and asset/liability and interest rate risk management activities.

Service charges on deposits were $152,000 during the three months ended March 31, 2021, reflecting a decrease of $53,000 or 26 percent when compared to the same period in 2020.  The decrease is primarily due to less overdraft activity and less overdraft fees being charged to deposit customers.

Other income was $791,000 for the three months ended March 31, 2021, an increase of $419,000 compared to other income of $372,000 for the three months ended March 31, 2020.  The increase in other income was primarily driven by higher volumes of fee-based income, including fees from execution of new loan-level swap, wire transfer fees, letter of credit fees, and credit card program referrals and royalties.

MID PENN BANCORP, INC.

Noninterest Expense

For the three months ended March 31, 2021, noninterest expense totaled $17,558,000, an increase of $1,977,000 or 13 percent, compared to noninterest expense of $15,581,000 for the three months ended March 31, 2020.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2021 versus the corresponding period in 2020:

(Dollars in Thousands)	Three Months Ended March 31,
	2021	2020	$ Variance	% Variance
Salaries and employee benefits	$9,598	$8,281	$1,317	16%
Software licensing and utilization	1,445	1,221	224	18%
Pennsylvania bank shares tax expense	300	405	(105)	-26%
FDIC Assessment	470	312	158	51%
Legal and professional fees	426	352	74	21%
Charitable contributions qualifying for state tax credits	270	35	235	671%
Mortgage banking profit-sharing expense	120	—	120	100%
Marketing and advertising expense	135	204	(69)	-34%
Intangible amortization	281	323	(42)	-13%

Salaries and employee benefits were $9,598,000 for the three months ended March 31, 2021, an increase of $1,317,000 or 16 percent, versus the same period in 2020, with the increase primarily attributable to increased mortgage commissions expense commensurate with the significant increases in loan originations and secondary market sales success of the mortgage banking group.

Software licensing and utilization costs were $1,445,000 for the three months ended March 31, 2021, an increase of $224,000 or 18 percent compared to $1,221,000 for the three months ended March 31, 2020.  This increase reflects the additional costs from both transaction volume-based charges, and licensing fees related to the addition of new staff added since March 31, 2020, as well as costs associated with ensuring secure connectivity for an increased volume of employees working remotely in response to the COVID-19 restrictions.  Additionally, Mid Penn continued to invest in upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management.

 FDIC Assessment expense was $470,000 for the three months ended March 31, 2021, an increase of $158,000 or 51 percent compared to $312,000 for the three months ended March 31, 2020.  The increased FDIC assessment aligns with the growth of the average assets of the Bank on which the assessment is based, when comparing the first quarter of 2021 to the same period in 2020.

 Community and charitable contributions qualifying for State tax credits totaled $270,000 for the three months ended March 31, 2021, compared to similar program contributions of $35,000 for the three months ended March 31, 2020.  This variance reflects the timing of certain tax-credit-qualifying donations made to participants within Pennsylvania’s Department of Community and Economic Development (“DCED”) Educational Improvement Tax Credit Program (“EITC”), and to moderate-to-low income housing projects in the DCED’s Neighborhood Assistance Program (“NAP”) which have been approved by the Commonwealth of Pennsylvania. These EITC and NAP contributions generated tax credits totaling $206,000 and $33,000 during the periods ended March 31, 2021 and 2020, respectively, to be applied to Mid Penn’s Pennsylvania bank shares tax liability.  These contributions and programs are also key elements of Mid Penn’s Community Reinvestment Act compliance activities.

 Pennsylvania bank shares tax expense was $300,000 for the three months ended March 31, 2021, a decrease of $105,000 or 26 percent compared to $405,000 for the three months ended March 31, 2020.  The decrease in shares tax expense generally reflects the aforementioned larger dollar volume of EITC and NAP donations made in the first quarter of 2021 which qualified for PA shares tax credits.

 Mortgage banking profit-sharing expense totaled $120,000 and related to payments to third-party principals commensurate with the success within the Southeastern Pennsylvania mortgage banking group at Mid Penn for the three months ended March 31, 2021.  Similar expenses were not recognized during the same period of 2020 as the group did not generate sufficient earnings to qualify for profit-sharing during the three months ended March 31, 2020.

Marketing and advertising expense was $135,000 for the three months ended March 31, 2021, a decrease of $69,000 or 34 percent compared to $204,000 during the same period in 2020.  As a result of the ongoing pandemic, in-person customer events and related marketing promotions were significantly reduced during the first quarter of 2021 when compared to the same period last year.

Intangible amortization decreased from $323,000 during the three months ended March 31, 2020 to $281,000 during the three months ended March 31, 2021, as the core deposit intangible (“CDI”) amortization from the 2018 acquisitions of both (i) the Scottdale Bank and Trust (“Scottdale”) on January 8, 2018, and (ii) First Priority Bancorp (“First Priority”) on July 31, 2018 continues to decrease as the CDI is amortized using the sum-of-the-years digits method over a ten year term (which results in decreasing expense recognized in each year following the respective acquisition).

MID PENN BANCORP, INC.

Income Taxes

The provision for income taxes was $2,167,000 during the three months ended March 31, 2021, an increase of $1,517,000 or more than twice the income tax provision recorded for the same period in 2020. The first quarter 2021 provision for income taxes reflects a Federal effective tax rate of 18.1 percent compared to a Federal effective tax rate of 14.5 percent for the three months ended March 31, 2020.  The increase in the effective tax rate reflects both (i) higher pre-tax income when compared to the first three months of 2020, and (ii) less tax-exempt interest recognized due to less tax-exempt securities being held in the investment security portfolio when compared to the prior year.  In addition to federal taxes, for the three months ended March 31, 2021 and 2020, the income tax provision includes $92,000 and $30,000, respectively, of state income taxes that Mid Penn pays to the states of New Jersey, Maryland, and Delaware for revenues sourced in those respective states.

Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $3,382,038,000 as of March 31, 2021, reflecting an increase of $383,090,000 or 13 percent compared to total assets of $2,998,948,000 as of December 31, 2020.  Included in total assets as of March 31, 2021 are $590,035,000 of Paycheck Protection Program (“PPP”) loans, net of deferred fees, with this total being comprised of (i) $335,589,000 of PPP 2021 loans, net of deferred fees, originated during the first quarter of 2021; and (ii) $254,446,000 of PPP 2020 loans, net of deferred fees, originated during 2020 which, as of March 31, 2021, were still outstanding as the “SBA” had not yet completed the loan forgiveness and repayment processing.  Comparatively, as of December 31, 2020, Mid Penn had $388,313,000 of PPP 2020 loans outstanding, net of deferred fees.  Mid Penn has been a significant participating lender under the PPP.

Total core banking loans (total loans excluding both the PPP loans outstanding, and residential mortgage loans held for sale) increased by $60,473,000 since year-end 2020 and totaled $2,056,201,000 as of March 31, 2021, representing an annualized growth rate of over 12 percent.  Deposit growth since year-end 2020 through March 31, 2021 totaled $192,247,000 representing an annual deposit growth rate of over 31 percent, including an increase of $140,493,000 in noninterest-bearing deposits including proceeds deposited from PPP loan funding.  Also, during the first quarter of 2021, the Bank obtained $182,136,000 of additional funding from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”), with such funding used to support the PPP 2021 loan production.  Under the PPPLF, the Federal Reserve supplies financing to the Bank at a rate of 35 basis points (0.35%) for a term and amount determined based on the principal amount of PPP loans fully and specifically pledged as collateral in support of the PPPLF borrowings.  Draws of PPPLF funds must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

Loans

Total loans at March 31, 2021 were $2,646,236,000 compared to $2,384,041,000 at December 31, 2020, an increase of $262,195,000 or 11 percent since year-end 2020.  The loan growth since December 31, 2020 reflects an increase of $60,473,000 in non-PPP core banking loans, primarily in commercial real estate credits, and commercial and industrial financing loans.  Additionally, much of the growth is attributable to a net increase in the balance of PPP loans outstanding, net of deferred fees, of $201,722,000 since December 31, 2020 comprised of 2021 PPP originations less 2020 PPP loan paydowns.  Mid Penn classifies PPP loans in its commercial and industrial loan pool.

(Dollars in thousands)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial and industrial	$964,045	36.4%	$752,354	31.6%
Commercial real estate	1,135,660	42.9%	1,099,656	46.1%
Commercial real estate - construction	264,945	10.0%	248,913	10.4%
Residential mortgage	197,788	7.5%	201,841	8.5%
Home equity	75,423	2.9%	74,224	3.1%
Consumer	8,375	0.3%	7,053	0.5%
	$2,646,236	100.0%	$2,384,041	100.0%

MID PENN BANCORP, INC.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.  Also, PPP loans, which are included in the commercial and industrial classification, are fully guaranteed by the Small Business Administration, and, as such, no allowance for loan losses was recorded against the $590,035,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of March 31, 2021.

For the three months ended March 31, 2021, Mid Penn had net loan charge-offs of $791,000 compared to net charge-offs of $51,000 during the same period in 2020, with the increase in the first quarter of 2021 related to the workout of two larger nonperforming loans late in the quarter.  None of the charge offs during the three months ended March 31, 2021 or 2020 were a result of the COVID-19 pandemic.  Loans charged off during the first three months of 2021 totaled $865,000 and included three commercial and industrial loans for $859,000, one residential mortgage loan for $3,000, one consumer loan for $1,000, and $2,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the three months ended March 31, 2021 and 2020 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$13,382	$9,515

Loans charged off during period	(865)	(58)
Recoveries of loans previously charged off	74	7
Net charge-offs	(791)	(51)

Provision for loan and lease losses	1,000	550
Balance, end of period	$13,591	$10,014

Ratio of net loan charge-offs to average loans outstanding, annualized	0.13%	0.01%

Ratio of allowance for loan losses to net loans at end of period	0.51%	0.56%

Decreases in the ratio of allowance for loan losses to net loans since December reflect the increase in outstanding loans due to Mid Penn’s participation in the PPP program during the three months ended March 31, 2021.  The allowance for loan and lease losses as a percentage of loans, excluding PPP loans which are guaranteed by the SBA and have no associated allowance, was 0.66 percent as of March 31, 2021 and 0.67 percent as of December 31, 2020.

Other than as described herein, including the disclosures in previous sections regarding the continued impact of the COVID-19 pandemic, Mid Penn does not believe there are any trends or events at this time that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions, including those related to COVID-19, may eventually impact some borrowers’ abilities to comply with their repayment terms.  Accordingly, Mid Penn has adjusted its qualitative factors for economic and external conditions as part of its general component determination primarily in response to the economic conditions resulting from the pandemic.  Mid Penn continues to monitor closely the financial strength of borrowers and the economic conditions impacting them, including those with a higher risk of impacts from the COVID-19 pandemic.

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of March 31, 2021, December 31, 2020, and March 31, 2020.

(Dollars in thousands)
	March 31, 2021	December 31, 2020	March 31, 2020
Nonperforming Assets:
Nonaccrual loans	$6,220	$15,047	$10,670
Accruing troubled debt restructured loans	457	463	484
Total nonperforming loans	6,677	15,510	11,154

Foreclosed real estate	154	134	1,718
Total non-performing assets	6,831	15,644	12,872

Accruing loans 90 days or more past due	—	—	—
Total risk elements	$6,831	$15,644	$12,872

Nonperforming loans as a % of total
loans outstanding	0.25%	0.65%	0.62%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.26%	0.66%	0.72%

Ratio of allowance for loan losses
to nonperforming loans	203.55%	86.28%	89.78%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Total nonperforming assets were $6,831,000 at March 31, 2021, a substantial decrease compared to nonperforming assets of $15,644,000 at December 31, 2020 and $12,872,000 at March 31, 2020. The decrease in nonperforming assets was primarily the result of the successful workout of two nonaccrual commercial relationships totaling $9,123,000:

•

Management determined that an acquired commercial loan relationship with three loans totaling $7,354,000 (reclassified to nonaccrual status in 2019) would likely involve a long-term workout period and substantial legal and other collection costs in order for the Bank to execute its rights on the commercial real estate collateral.  As part of its collection efforts, management identified a third party willing to purchase the Bank’s loans and rights for a $604,000 discount from the recorded balance. Management opted for this solution to both expedite the workout of the relationship, and eliminate the high and extended legal and collection costs associated with the long-term workout.

•

Additionally, during the first quarter of 2021, as part of the workout plan related to one commercial loan relationship consisting of five loans totaling $1,769,000 (reclassified to nonaccrual status in 2020), management capitalized on a strong offer from a qualified buyer on property collateralizing the loans, thereby avoiding a likely costly, long-term bankruptcy and foreclosed real estate situation.  The proceeds of the sale of the collateral were applied to the existing loans and management agreed to a partial charge-off of $255,000 provided the borrower could pay the remaining deficiency.  As a result, one loan within this relationship totaling $143,000 was refinanced and remains on nonaccrual status as of March 31, 2021.

None of the nonperforming assets were impaired as a result of the COVID-19 pandemic, as the conditions resulting in the respective asset’s impairment preceded the pandemic.  However, as Mid Penn pursues full collection of these assets, the timing or extent of resolution may ultimately be impacted if the pandemic persists.

One loan relationship which accounts for $2,312,000 of the nonperforming loan balance as of March 31, 2021 is discussed in more detail below.  The contractual outstanding principal balance of this loan relationship was comprised of two loans acquired in 2018. These loans were transferred from accrual to nonaccrual status during the second quarter of 2020.  These loans are collateralized primarily by commercial real estate, and, given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been currently assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

The increase in foreclosed real estate from $134,000 at December 31, 2020 to $154,000 at March 31, 2021 was driven by the transfer of three small loans among two borrowers totaling $20,000 from nonaccrual status to foreclosed real estate during the first quarter of 2021.

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

(Dollars in thousands)
	March 31, 2021	December 31, 2020
Period ending total loans outstanding	$2,646,236	$2,384,041
Allowance for loan and lease losses	13,591	13,382
Total Nonperforming loans	6,677	15,510
Nonperforming and impaired loans with partial charge-offs	665	836

Ratio of nonperforming loans with partial charge-offs
to total loans	0.03%	0.04%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	9.96%	5.39%

Coverage ratio net of nonperforming loans with
partial charge-offs	226.06%	91.20%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.51%	0.56%

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

For impaired loans with no valuation allowance required, Mid Penn’s practice of obtaining independent third-party market valuations on the subject property as soon as practically possible of being placed on nonaccrual status sometimes indicates that the loan to value ratio is sufficient to obviate the need for a specific allocation in spite of significant deterioration in real estate values in Mid Penn’s primary market area.  These circumstances are determined on a case-by-case analysis of the impaired loans.

Mid Penn actively monitors the values of collateral on impaired loans.  This monitoring may require the modification of collateral values over time or changing circumstances by some factor, either positive or negative, from the original values.  All collateral values will be assessed by management at least every 12 months for possible revaluation by an independent third party.

Mid Penn had loans with an aggregate balance of $6,677,000 which were deemed by management to be impaired at March 31, 2021, including $1,717,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015 and the Scottdale and First Priority acquisitions in 2018.  Of the $4,959,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $368,000 were commercial and industrial relationships, $1,469,000 were commercial real estate relationships, $2,334,000 were home equity relationships, $758,000 were residential relationships, and $30,000 were commercial real estate – construction relationships.  There were specific loan loss reserve allocations of $263,000 against $874,000 of commercial real estate loan relationships and $68,000 of specific loan loss reserve allocations against $225,000 of commercial and industrial loan relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

MID PENN BANCORP, INC.

While the allowance is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific or general components. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments and underlying data and evaluations, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral, including the prospective unknown impacts of the persisting COVID-19 pandemic.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors. Changes from these various other uncertainties and considerations may impact the provisions charged to expense in future periods.

Management believes, based on information currently available, that the allowance for loan losses of $13,591,000 is adequate as of March 31, 2021 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first three months of 2021 were from the $192,247,000 net increase in deposits, $182,136,000 net increase in short-term borrowings (from the PPPLF), and $100,621,000 of proceeds from sales of mortgage loans originated for sale.

Major uses of cash in the first three months of 2021 were $263,006,000 to fund portfolio loan growth (primarily PPP commercial loans) and $98,578,000 to fund mortgage loans originated for sale.

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

MID PENN BANCORP, INC.

The December 2020 Notes bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.5%.  Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021.  The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals.  Additionally, if (i) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (ii) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes or (iii) Mid Penn will be considered an “investment company,” Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of March 31, 2021 and December 31, 2020.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn Bancorp, Inc. entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due 2030 (the “March 2020 Notes”).  The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of March 31, 2021 and December 31, 2020.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of March 31, 2021 and December 31, 2020.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty-percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of March 31, 2021.

MID PENN BANCORP, INC.

The 2015 Notes paid interest at a rate of 5.15% per year for the first five years ending December 31, 2020.  Beginning January 1, 2021, the 2015 Notes bear interest at a floating rate based on the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016. The 2015 Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the 2015 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2015 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2015 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of March 31, 2021 and December 31, 2020.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $64,000 at March 31, 2021 and $70,000 at December 31, 2020.

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On July 31, 2018, Mid Penn completed its acquisition of First Priority and assumed $9,500,000 of Subordinated Notes (the “First Priority Notes”).  On December 18, 2020, Mid Penn redeemed the full $9,500,000 of the First Priority Notes promptly following the expiration of the Notes’ noncallable period, and upon receipt of the required regulatory approval.  Mid Penn recognized redemption pricing fees of $143,000 which were fully recognized in the fourth quarter of 2020 related to the early redemption as provided in the terms of the First Priority Notes.

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

MID PENN BANCORP, INC.

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements.  Accordingly, capital management has been, and will continue to be, of paramount importance to the Corporation.

Shareholders’ equity increased by $8,348,000 or 3 percent from $255,688,000 as of December 31, 2020 to $264,036,000 as of March 31, 2021. The increase in shareholders’ equity primarily reflects the growth in retained earnings through year-to-date net income, less dividends declared and paid during the first quarter of 2021. Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both March 31, 2021 and December 31, 2020.

Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At March 31, 2021, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2021 and December 31, 2020:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of March 31, 2021:
Tier 1 Capital (to Average Assets)	$196,590	6.7%	$116,632	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	196,590	9.7%	142,410	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	196,590	9.7%	172,926	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	254,833	12.5%	213,615	10.5%	N/A	N/A

Mid Penn Bank
As of March 31, 2021:
Tier 1 Capital (to Average Assets)	$227,851	7.8%	$116,600	4.0%	$145,750	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	227,851	11.2%	142,363	7.0%	132,194	6.5%
Tier 1 Capital (to Risk Weighted Assets)	227,851	11.2%	172,869	8.5%	162,701	8.0%
Total Capital (to Risk Weighted Assets)	241,508	11.9%	213,545	10.5%	203,376	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2020:
Tier 1 Capital (to Average Assets)	$188,501	6.8%	$111,201	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	137,351	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	166,783	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	246,529	12.6%	206,026	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2020:
Tier 1 Capital (to Average Assets)	$218,676	7.9%	$111,166	4.0%	$138,958	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	137,288	7.0%	127,482	6.5%
Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	166,707	8.5%	156,901	8.0%
Total Capital (to Risk Weighted Assets)	232,124	11.8%	205,933	10.5%	196,126	10.0%

(a)	Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At March 31, 2021, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

March 31, 2021			December 31, 2020
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	22.99%	≥ -20%	300	15.69%	≥ -20%
200	14.91%	≥ -15%	200	10.03%	≥ -15%
100	7.16%	≥ -10%	100	4.72%	≥ -10%
0			0
(100)	-4.50%	≥ -10%	(100)	-3.97%	≥ -10%
(200)	-10.15%	≥ -15%	(200)	-9.30%	≥ -15%
(300)	-15.66%	≥ -20%	(300)	-14.45%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2021, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the three months ended March 31, 2021.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, to determine if there were material changes applicable to the three months ended March 31, 2021.  There are no material changes to such risk factors, other those described in Mid Penn’s subsequent filings with the SEC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2020, Mid Penn announced the adoption of a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 6.6% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2021.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and remains available as the buyback program was extended through March 19, 2022 by Mid Penn’s Board of Directors.

A summary of treasury stock activity during the quarter is presented below.

Approximate Dollar
			Total Number of Shares	Value of Shares That
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1 - January 31, 2021	—	$—	—	$—
February 1 - February 28, 2021	5,800	$22.09	98,452	$13,077,211
March 1 - March 31, 2021	—	$—	—	$—

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
•

Exhibit 10.1 – Form of Amendment to Supplemental Executive Retirement Plan Agreement with Messrs. Ritrievi, Micklewright, Peduzzi, and Webb and Ms. Dickinson (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2021.)

•

Exhibit 10.2 – Form of Amendment to Change in Control Severance Agreement with Messrs. Ritrievi, Micklewright, Peduzzi, and Webb and Ms. Dickinson (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2021.)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	May 7, 2021

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Senior Executive Vice President and Chief Financial Officer

Date:	May 7, 2021