Form 10-Q
period 2021-06-30
MID PENN BANCORP INC
filed 2021-08-06
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, the registrant had 11,426,736 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “Corporation” “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$35,815	$31,284
Interest-bearing balances with other financial institutions	1,234	1,541
Federal funds sold	599,298	270,899
Total cash and cash equivalents	636,347	303,724

Investment securities held to maturity, at amortized cost (fair value $156,579 and $132,794)	153,032	128,292
Investment securities available for sale, at fair value	8,162	5,748
Equity securities available for sale, at fair value	508	515
Loans held for sale	24,202	25,506
Loans and leases, net of unearned interest	2,495,192	2,384,041
Less: Allowance for loan and lease losses	(14,716)	(13,382)
Net loans and leases	2,480,476	2,370,659

Bank premises and equipment, net	24,758	24,886
Operating lease right of use asset	10,364	10,157
Finance lease right of use asset	3,177	3,267
Cash surrender value of life insurance	17,332	17,183
Restricted investment in bank stocks	6,816	7,594
Accrued interest receivable	10,638	12,971
Deferred income taxes	5,465	3,619
Goodwill	62,840	62,840
Core deposit and other intangibles, net	3,804	4,360
Foreclosed assets held for sale	11	134
Other assets	13,860	17,493
Total Assets	$3,461,792	$2,998,948

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$692,016	$536,224
Interest-bearing demand	629,375	605,567
Money Market	810,067	720,506
Savings	206,724	195,038
Time	443,942	417,245
Total Deposits	2,782,124	2,474,580

Short-term borrowings	196,889	125,617
Long-term debt	74,944	75,115
Subordinated debt	44,593	44,580
Operating lease liability	11,387	11,200
Accrued interest payable	2,122	2,007
Other liabilities	8,164	10,161
Total Liabilities	3,120,223	2,743,260

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; Shares issued: 11,507,164 at June 30, 2021 and 8,511,835 at December 31, 2020; Shares outstanding: 11,408,712 at June 30, 2021 and 8,419,183 at December 31, 2020	11,507	8,512
Additional paid-in capital	246,546	178,853
Retained earnings	85,220	70,175
Accumulated other comprehensive income (loss)	219	(57)
Treasury stock, at cost; 98,452 shares at June 30, 2021 and 92,652 shares at December 31, 2020	(1,923)	(1,795)
Total Shareholders’ Equity	341,569	255,688
Total Liabilities and Shareholders' Equity	$3,461,792	$2,998,948

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans and leases	$29,835	$25,116	$58,165	$47,365
Interest and dividends on investment securities:
U.S. Treasury and government agencies	225	460	403	1,131
State and political subdivision obligations, tax-exempt	278	248	555	469
Other securities	291	323	593	476
Total interest and dividends on investment securities	794	1,031	1,551	2,076

Interest on other interest-bearing balances	2	18	4	33
Interest on federal funds sold	98	23	177	413
Total Interest Income	30,729	26,188	59,897	49,887
INTEREST EXPENSE
Interest on deposits	2,916	4,009	5,882	9,389
Interest on short-term borrowings	232	45	406	45
Interest on long-term and subordinated debt	704	788	1,407	1,442
Total Interest Expense	3,852	4,842	7,695	10,876
Net Interest Income	26,877	21,346	52,202	39,011
PROVISION FOR LOAN AND LEASE LOSSES	1,150	1,050	2,150	1,600
Net Interest Income After Provision for Loan and Lease Losses	25,727	20,296	50,052	37,411
NONINTEREST INCOME
Mortgage banking income	2,841	1,638	5,220	2,820
Income from fiduciary and wealth management activities	542	421	1,098	805
Service charges on deposits	177	115	329	320
ATM debit card interchange income	656	475	1,224	891
Net gain on sales of SBA loans	355	178	455	262
Merchant services income	209	98	301	181
Earnings from cash surrender value of life insurance	75	76	149	152
Net gain on sales of investment securities	—	111	—	243
Other income	797	510	1,588	882
Total Noninterest Income	5,652	3,622	10,364	6,556
NONINTEREST EXPENSE
Salaries and employee benefits	9,933	7,986	19,531	16,267
Occupancy expense, net	1,317	1,333	2,797	2,772
Equipment expense	741	722	1,492	1,435
Software licensing and utilization	1,497	1,297	2,942	2,518
Pennsylvania bank shares tax expense	224	55	524	460
FDIC Assessment	433	357	903	669
Legal and professional fees	555	349	981	701
Charitable contributions qualifying for State tax credits	365	510	635	545
Mortgage banking profit-sharing expense	745	150	865	150
Marketing and advertising expense	157	98	292	302
Telephone expense	139	137	275	271
Gain on sale or write-down of foreclosed assets, net	(19)	—	(19)	—
Intangible amortization	276	326	557	649
Merger and acquisition expense	522	—	522	—
Other expenses	2,571	2,083	4,717	4,245
Total Noninterest Expense	19,456	15,403	37,014	30,984
INCOME BEFORE PROVISION FOR INCOME TAXES	11,923	8,515	23,402	12,983
Provision for income taxes	2,310	1,682	4,477	2,332
NET INCOME	$9,613	$6,833	$18,925	$10,651

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.93	$0.81	$2.02	$1.26
Diluted Earnings Per Common Share	$0.93	$0.81	$2.02	$1.26
Cash Dividends Declared	$0.20	$0.18	$0.39	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,
	2021	2020

Net income	$9,613	$6,833

Other comprehensive (loss):

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of ($6) and ($21), respectively	21	79

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of $0 and ($23), respectively (a)	—	(88)

Change in defined benefit plans, net of income taxes of ($80) and ($27), respectively (b)	(302)	(102)

Reclassification adjustment for settlement losses and other activity related to benefit
plans, net of income taxes of $0 and $4, respectively (c)	(1)	13

Total other comprehensive loss	(282)	(98)

Total comprehensive income	$9,331	$6,735

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020

Net income	$18,925	$10,651

Other comprehensive income (loss):

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of ($6) and ($87), respectively	22	329

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of $0 and ($51), respectively (a)	—	(192)

Change in defined benefit plans, net of income tax impact of $79 and ($170), respectively (b)	298	(639)

Reclassification adjustment for settlement (gains) losses and other activity related to benefit
plans, net of income taxes of ($12) and $3, respectively (c)	(44)	9

Total other comprehensive income (loss)	276	(493)

Total comprehensive income	$19,201	$10,158

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(c)

The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss.  Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.  Please reference Note 11 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688
Net income	—	—	9,312	—	—	9,312
Total other comprehensive income, net of taxes	—	—	—	558	—	558
Common stock dividends declared	—	—	(1,599)	—	—	(1,599)
Repurchased stock (5,800 shares)	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan (1,459 shares)	2	38	—	—	—	40
Director Stock Purchase Plan (1,253 shares)	1	32	—	—	—	33
Restricted stock activity	—	132	—	—	—	132
Balance, March 31, 2021	$8,515	$179,055	$77,888	$501	$(1,923)	$264,036

Net income	—	—	9,613	—	—	9,613
Total other comprehensive loss, net of taxes	—	—	—	(282)	—	(282)
Common stock dividends declared	—	—	(2,281)	—	—	(2,281)
Common shares issued through follow-on public offering (2,990,000 shares), net of underwriting discounts and offering expenses	2,990	67,248	—	—	—	70,238
Employee Stock Purchase Plan (1,388 shares)	1	37	—	—	—	38
Director Stock Purchase Plan (1,229 shares)	1	33	—	—	—	34
Restricted stock activity	—	173	—	—	—	173
Balance, June 30, 2021	$11,507	$246,546	$85,220	$219	$(1,923)	$341,569

Balance, January 1, 2020	$8,481	$178,159	$50,891	$343	$—	$237,874
Net income	—	—	3,818	—	—	3,818
Total other comprehensive loss, net of taxes	—	—	—	(395)	—	(395)
Common stock dividends declared	—	—	(1,950)	—	—	(1,950)
Employee Stock Purchase Plan (1,647 shares)	1	32	—	—	—	33
Director Stock Purchase Plan (1,743 shares)	2	33	—	—	—	35
Restricted stock activity	—	96	—	—	—	96
Balance, March 31, 2020	$8,484	$178,320	$52,759	$(52)	$—	$239,511

Net income	—	—	6,833	—	—	6,833
Total other comprehensive loss, net of taxes	—	—	—	(98)	—	(98)
Common stock dividends declared	—	—	(1,523)	—	—	(1,523)
Repurchased stock (80,523 shares)	—	—	—	—	(1,560)	(1,560)
Employee Stock Purchase Plan (2,365 shares)	3	42	—	—	—	45
Director Stock Purchase Plan (2,231 shares)	2	39	—	—	—	41
Restricted stock activity	—	96	—	—	—	96
Balance, June 30, 2020	$8,489	$178,497	$58,069	$(150)	$(1,560)	$243,345

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net Income	$18,925	$10,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	2,150	1,600
Depreciation	1,639	1,576
Amortization of intangibles	557	649
Net amortization of security discounts/premiums	326	362
Amortization of operating lease right of use assets	857	855
Amortization of finance lease right of use asset	90	90
Gain on sales of investment securities	—	(243)
Earnings on cash surrender value of life insurance	(149)	(152)
Mortgage loans originated for sale	(178,492)	(114,714)
Proceeds from sales of mortgage loans originated for sale	185,016	104,144
Gain on sale of mortgage loans	(5,220)	(2,820)
SBA loans originated for sale	(4,894)	(2,446)
Proceeds from sales of SBA loans originated for sale	5,349	2,708
Gain on sale of SBA loans	(455)	(262)
(Gain) loss on disposal or write-down of property, plant, and equipment	(25)	10
Gain on sale or write-down of foreclosed assets	(19)	—
Stock compensation expense	305	192
Deferred income tax (benefit) expense	(1,597)	611
Decrease (increase) in accrued interest receivable	2,333	(4,779)
Decrease in other assets	3,633	353
Increase in accrued interest payable	115	382
Net change in operating lease liability	(877)	(901)
(Decrease) increase in other liabilities	(1,570)	1,065
Net Cash Provided By (Used In) Operating Activities	27,997	(1,069)

Investing Activities:
Proceeds from the sale of available-for-sale securities	—	68,811
Proceeds from the maturity or call of available-for-sale securities	2,500	8,513
Purchases of available-for-sale securities	(4,892)	(63,503)
Proceeds from the maturity or call of held-to-maturity securities	22,757	82,001
Purchases of held-to-maturity securities	(47,818)	(80,880)
Redemptions (purchases) of restricted investment in bank stock	778	(2,177)
Net increase in loans and leases	(111,987)	(684,579)
Purchases of bank premises and equipment	(1,515)	(2,687)
Proceeds from the sale of bank premises and equipment	29	—
Proceeds from the sale of foreclosed assets	162	—
Net Cash Used In Investing Activities	(139,986)	(674,501)

Financing Activities:
Net increase in deposits	307,544	413,919
Net increase in short-term borrowings	71,272	203,937
Common stock dividends paid	(4,301)	(3,473)
Proceeds from Employee Stock Purchase Plan stock issuance	78	78
Proceeds from Director Stock Purchase Plan stock issuance	67	76
Proceeds from follow-on common stock public offering	70,238	—
Treasury stock purchased	(128)	(1,560)
Net change in finance lease liability	(43)	(41)
Proceeds from the issuance of subordinated debt	—	15,000
Issuance of long-term debt	—	70,000
Long-term debt repayment	(115)	(17,641)
Net Cash Provided By Financing Activities	444,612	680,295

Net increase in cash and cash equivalents	332,623	4,725
Cash and cash equivalents, beginning of period	303,724	139,030
Cash and cash equivalents, end of period	$636,347	$143,755

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,580	$10,494
Cash paid for income taxes	5,820	1,060

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$1,064	$—
Recognition of operating lease liabilities	1,064	—
Loans transferred to foreclosed assets held for sale	20	1,522

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and non-bank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional non-bank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of June 30, 2021, the accounts and activities of these non-bank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading, and the disclosures are adequate.  For comparative purposes, the balances for the periods ending June 30, 2020 and December 31, 2020 have been reclassified, when necessary, to conform to the 2021 presentation.  Such reclassifications had no impact on net income or total shareholders’ equity. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  Except for adjustments made related to the adoption of new accounting standards, in the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

On June 30, 2021, Mid Penn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Riverview Financial Corporation (“Riverview”) pursuant to which Riverview will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. Refer to (i) Note 15, Agreement and Plan of Merger; (ii) Part II, Item 1A “Risk Factors”, and (iii) the Form 8-K filed on June 30, 2021, for more information and considerations regarding the proposed Merger.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.

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

MID PENN BANCORP, INC.

Equity Securities

In accordance with ASC Topic 825, Financial Instruments, Mid Penn reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheets, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.  Mid Penn’s equity securities consisted of Community Reinvestment Act (“CRA”) funds with a fair value totaling $508,000 and $515,000 as of June 30, 2021 and December 31, 2020, respectively.  No equity securities were sold during the three or six months ended June 30, 2021 or June 30, 2020.

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

Payroll Protection Program (“PPP”) Loans

Included in total loans as of June 30, 2021, within the commercial and industrial loan portfolio classification, are $391,826,000 of Paycheck Protection Program (“PPP”) loans, net of deferred fees, with this total being comprised of (i) $317,428,000 of PPP 2021 loans, net of deferred fees, originated during the first six months of 2021; and (ii) $74,398,000 of PPP 2020 loans, net of deferred fees, originated during 2020 which, as of June 30, 2021, were still outstanding as the Small Business Administration (“SBA”) had not yet completed the loan forgiveness and repayment processing.  Comparatively, as of December 31, 2020, Mid Penn had $388,313,000 of PPP 2020 loans outstanding, net of deferred fees.  Mid Penn has been a significant participating lender under the PPP, which was originally created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, and extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020, and further extended to May 31, 2021 by the PPP Extension Act of 2021.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.

MID PENN BANCORP, INC.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  As of June 30, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the six months ended June 30, 2021.   In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  As of June 30, 2021, Mid Penn had $14,472,000 of PPP deferred loan processing fees not yet realized as income, consisting of (i) $872,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $13,600,000 of loan processing fees received related to PPP loans funded during the six months ended June 30, 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from PPP loans funded during the year ended December 31, 2020.  Mid Penn recognized $6,244,000 of PPP processing fees during the quarter ended June 30, 2021, compared to $2,731,000 of PPP processing fees for the same period of 2020. During the six months ended June 30, 2021 and 2020, Mid Penn recognized $11,291,000 and $2,371,000 of PPP processing fees, respectively. PPP processing fees are reflected within interest and fees on loans and leases on the Consolidated Statements of Income.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopted the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  The allowance consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $68,000 at June 30, 2021 and $66,000 at December 31, 2020.

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

Mid Penn had $391,826,000 and $388,313,000 of PPP loans outstanding, net of deferred fees, as of June 30, 2021 and December 31, 2020, respectively, which though they are classified as commercial and industrial credits, the PPP loans are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to them.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  Loans acquired at fair value and included in the balance of loans and leases, net of unearned interest on the Consolidated Balance Sheets totaled $228,620,000 and $276,701,000 as of June 30, 2021 and December 31, 2020, respectively.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans, and discounting those cash flows at a market rate of interest.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and, at June 30, 2021 and December 31, 2020, consisted of one former retail banking property which was closed and listed for sale on December 31, 2020 totaling $210,000 and in included in other assets on the Consolidated Balance Sheets.  There were no impairment charges recorded during the six months ended June 30, 2021 or 2020.

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

As of June 30, 2021, Mid Penn had no residential real estate held in other real estate owned and no loans for which formal foreclosure proceedings were in process.  As of December 31, 2020, Mid Penn had $134,000 of residential real estate held in other real estate owned and $13,000 in loans for which formal foreclosure proceedings were in process.

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

Investments in Limited Partnerships

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $124,000 at June 30, 2021, and $146,000 at December 31, 2020, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

Mid Penn also has a limited partnership interest in a low-income housing project with thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization to date, was $6,338,000 and $6,682,000 on June 30, 2021 and December 31, 2020, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution totaled $7,506,000 and the investment was fully funded within a three-year period beginning in 2018 and ending during the first quarter of 2021.  The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the cost amortization method which began upon commencement of operations of the facility in December 2019. The project was formally awarded $8,530,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2019 through November 2029, with an annual LIHTC amount of approximately $853,000 to be awarded to Mid Penn in the year-ended December 31, 2021.

MID PENN BANCORP, INC.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $3,768,000 and $4,311,000 at June 30, 2021 and December 31, 2020, respectively.  Core deposit amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $543,000 and $619,000 for the six months ended June 30, 2021 and 2020, respectively.  Core deposit amortization was $271,000 and $309,000 for the three months ended June 30, 2021 and 2020, respectively. The core deposit intangible is being amortized over a ten-year period starting at each respective acquisition date and using the sum-of-the-year’s digits amortization method.  The current balance of the core deposit intangible includes unamortized assets from (i) the Phoenix Bancorp, Inc. acquisition (“Phoenix”) in March 2015 (ii) The Scottdale Bank and Trust Company acquisition (“Scottdale”) in January 2018, and (iii) the First Priority Financial Corp. acquisition (“First Priority) in July 2018. Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  For much of the year ended December 31, 2020, and through the six months ended June 30, 2021, the novel coronavirus (“COVID-19”) global pandemic has continued to impact the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this ongoing COVID-19 pandemic resulted in any impairment to Mid Penn’s business and the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, and as reflected in the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, Mid Penn has recognized substantial total deposit growth of $307,544,000 or 12 percent (25 percent annualized) during the first six months of 2021, and total deposit growth of $562,186,000 or 29 percent during the year ended December 31, 2020, with none of this growth attributable to brokered deposits.  Subsequent to June 30, 2021, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of core deposit intangible impairment.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was $62,840,000 at both June 30, 2021 and December 31, 2020, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent comprehensive impairment evaluation which was performed as of October 31, 2020 and has been evaluated regularly for impairment given the ongoing pandemic.

For the prior year second quarter and six-month reporting periods, and in support of the related Corporation and Bank financial reports, Mid Penn management performed a “Step One” goodwill analysis to determine whether the current or expected impact from the COVID-19 global pandemic resulted in any impairment to Mid Penn’s business and the recorded value of its goodwill intangible asset.  Based upon this goodwill analysis, Mid Penn management determined that there was no impairment to its goodwill in the interim 2020 periods.  Changes in economic and operating conditions, including those resulting from the continuing COVID-19 pandemic and its implications to the country, the economy, and specifically Mid Penn continue to evolve, could result in goodwill impairment in future periods.

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

On January 1, 2018, Mid Penn adopted FASB Topic 606, Revenue from Contracts with Customers. This ASU establishes principles for reporting information about the nature, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods and services to customers.  Topic 606 applies primarily to transactional-based non-interest income revenue streams and excludes mortgage banking income, earnings from cash surrender value of life insurance, and gains on SBA loans.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Gain (Loss) on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance - June 30, 2021	$19	$200	$219

Balance - December 31, 2020	$(3)	$(54)	$(57)

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

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for both the second quarter of 2021 and year-to-date 2021 earnings per share calculations.

The following data shows the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$9,613	$6,833	$18,925	$10,651

Weighted average common shares outstanding (basic)	10,321,838	8,446,377	9,373,978	8,463,676
Effect of dilutive unvested restricted stock grants	15,942	3,973	6,479	4,528
Weighted average common shares outstanding (diluted)	10,337,780	8,450,350	9,380,457	8,468,204

Basic earnings per common share	$0.93	$0.81	$2.02	$1.26
Diluted earnings per common share	$0.93	$0.81	$2.02	$1.26

There were no antidilutive instruments at June 30, 2021 and 2020.

(3)	Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. Treasury and government agencies, and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2021
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	8,136	24	—	8,160
Total available-for-sale debt securities	8,138	24	—	8,162
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$42,166	$59	$150	$42,075
Mortgage-backed U.S. government agencies	31,210	775	1	31,984
State and political subdivision obligations	67,142	2,774	21	69,895
Corporate debt securities	12,514	180	69	12,625
Total held-to-maturity debt securities	153,032	3,788	241	156,579
Total	$161,170	$3,812	$241	$164,741

MID PENN BANCORP, INC.

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	5,750	—	4	5,746
Total available-for-sale debt securities	5,752	—	4	5,748
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$11,511	$66	$—	$11,577
Mortgage-backed U.S. government agencies	40,810	948	15	41,743
State and political subdivision obligations	65,449	3,295	6	68,738
Corporate debt securities	10,522	215	1	10,736
Total held-to-maturity debt securities	128,292	4,524	22	132,794
Total	$134,044	$4,524	$26	$138,542

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

Investment securities having a fair value of $123,437,000 at June 30, 2021 and $102,959,000 at December 31, 2020 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings.  In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $265,320,000 as of June 30, 2021 and $288,950,000 as of December 31, 2020.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020. As of June 30, 2021, Mid Penn held no available-for-sale securities in an unrealized loss position.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2021	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	7	$9,595	$150	0	$—	$—	7	$9,595	$150
Mortgage-backed U.S. government agencies	2	735	1	0	—	—	2	735	1
State and political subdivision obligations	10	2,426	21	0	—	—	10	2,426	21
Corporate debt securities	6	6,930	69	0	—	—	6	6,930	69
Total temporarily impaired held-to-maturity debt securities	25	$19,686	$241	0	$—	$—	25	$19,686	$241
Total	25	$19,686	$241	0	$—	$—	25	$19,686	$241

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2020	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
Corporate debt securities	2	$3,497	$4	0	$—	$—	2	$3,497	$4
Total temporarily impaired available-for-sale securities	2	$3,497	$4	0	$—	$—	2	$3,497	$4

Held-to-maturity securities:
Mortgage-backed U.S. government agencies	8	$5,336	$15	0	$—	$—	8	$5,336	$15
State and political subdivision obligations	2	801	6	0	—	—	2	801	6
Corporate debt securities	1	449	1	0	—	—	1	449	1
Total temporarily impaired held to maturity securities	11	$6,586	$22	0	$—	$—	11	$6,586	$22
Total	13	$10,083	$26	0	$—	$—	13	$10,083	$26

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (i) whether management has the intent to sell the security, (ii) whether it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (iii) whether management expects to recover the entire amortized cost basis.  At June 30, 2021, the majority of securities in an unrealized loss position were U.S. government agency securities and state and political subdivision obligations.  At December 31, 2020, the majority of securities in an unrealized loss position were U.S. government agency and mortgage-back U.S. government agency securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of June 30, 2021, December 31, 2020, or June 30, 2020, and did not record any securities impairment charges in the respective periods ended on these dates.  This determination reflects management’s assessment that no securities in its portfolio were impaired as a result of any COVID-19 pandemic impacts, to date, to the repayment ability of the underlying issuers of securities.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2021 and 2020 are shown in the table below.  No sales of available-for-sale securities were executed during the three and six months ended June 30, 2021.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized gains	$—	$118	$—	$255
Realized losses	—	(7)	—	(12)
Net gains	$—	$111	$—	$243

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of June 30, 2021.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
June 30, 2021	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$3,888	$3,934
Due after 1 year but within 5 years	3,250	3,252	38,391	40,096
Due after 5 years but within 10 years	4,886	4,908	79,543	80,564
Due after 10 years	—	—	—	—
	8,136	8,160	121,822	124,594

Mortgage-backed securities	2	2	31,210	31,985
	$8,138	$8,162	$153,032	$156,579

(4)	Loans and Allowance for Loan and Lease Losses

As of June 30, 2021 and December 31, 2020, the types of loans in Mid Penn’s portfolio, summarized using Mid Penn’s internal risk rating system between those rated “pass” (net of deferred fees and costs of $16,554,000 as of June 30, 2021 and $9,084,000 as of December 31, 2020), which comprise the vast majority of the portfolio, and those classified as “special mention” and “substandard”, are as follows:

(Dollars in thousands)		Special
June 30, 2021	Pass	Mention	Substandard	Total
Commercial and industrial	$770,859	$10,014	$2,233	$783,106
Commercial real estate	1,131,528	7,123	8,438	1,147,089
Commercial real estate - construction	282,753	—	23	282,776
Residential mortgage	195,489	51	1,151	196,691
Home equity	74,933	—	2,339	77,272
Consumer	8,258	—	—	8,258
	$2,463,820	$17,188	$14,184	$2,495,192

(Dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Total
Commercial and industrial	$739,306	$9,928	$3,120	$752,354
Commercial real estate	1,084,123	1,708	13,825	1,099,656
Commercial real estate - construction	248,882	—	31	248,913
Residential mortgage	200,544	53	1,244	201,841
Home equity	71,856	3	2,365	74,224
Consumer	7,053	—	—	7,053
	$2,351,764	$11,692	$20,585	$2,384,041

The increase in deferred fees and costs from December 31, 2020 to June 30, 2021 was the result of collected but unearned PPP loan processing fees related to the PPP 2021 loans, which Mid Penn processed and disbursed during the first half of 2021.  All PPP loans, whether disbursed in 2020 or 2021, are included in commercial and industrial loans and are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as “pass” within Mid Penn’s internal risk rating system as of June 30, 2021.

Mid Penn had no loans classified as “doubtful” as of June 30, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$31	$—	$899	$931	$—
Commercial real estate	961	1,340	—	8,215	8,574	—
Commercial real estate - construction	23	27	—	31	34	—
Residential mortgage	759	791	—	818	842	—
Home equity	2,339	2,341	—	2,365	2,395	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	1,381	1,687	—	1,419	1,693	—
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	289	538	—	323	568	—
Home equity	—	12	—	—	13	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$218	$249	$62	$553	$574	$533
Commercial real estate	2,712	2,768	1,332	887	994	274
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$218	$280	$62	$1,452	$1,505	$533
Commercial real estate	5,054	5,795	1,332	10,521	11,261	274
Commercial real estate - construction	23	27	—	31	34	—
Residential mortgage	1,048	1,329	—	1,141	1,410	—
Home equity	2,339	2,353	—	2,365	2,408	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$72	$—	$955	$—
Commercial real estate	778	1	7,004	—
Commercial real estate - construction	26	—	36	—
Residential mortgage	759	6	762	6
Home equity	2,336	—	1,215	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	1,398	—	1,423	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	300	—	360	—
Home equity	—	—	1	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$221	$—	$99	$—
Commercial real estate	1,793	—	835	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$293	$—	$1,054	$—
Commercial real estate	3,969	1	9,262	—
Commercial real estate - construction	26	—	36	—
Residential mortgage	1,059	6	1,122	6
Home equity	2,336	—	1,216	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Six Months Ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$502	$—	$933	$—
Commercial real estate	3,257	1	7,362	—
Commercial real estate - construction	28	—	37	—
Residential mortgage	778	14	780	13
Home equity	2,346	—	818	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$1	$—
Commercial real estate	1,406	—	1,421	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	309	—	367	—
Home equity	—	—	1	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$177	$—	$66	$—
Commercial real estate	1,491	—	634	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$679	$—	$1,000	$—
Commercial real estate	6,154	1	9,417	—
Commercial real estate - construction	28	—	37	—
Residential mortgage	1,087	14	1,147	13
Home equity	2,346	—	819	—
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of June 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Commercial and industrial	$324	$1,452
Commercial real estate	4,948	10,520
Commercial real estate - construction	23	31
Residential mortgage	599	679
Home equity	2,339	2,365
	$8,233	$15,047

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2021 and December 31, 2020 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
June 30, 2021	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$—	$1,003	$192	$1,195	$781,911	$783,106	$—
Commercial real estate	80	—	1,358	1,438	1,144,270	1,145,708	—
Commercial real estate - construction	—	—	—	—	282,776	282,776	—
Residential mortgage	13	1	272	286	196,116	196,402	—
Home equity	—	255	2,338	2,593	74,679	77,272	—
Consumer	—	—	—	—	8,258	8,258	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	6	—	1,371	1,377	4	1,381	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	145	145	144	289	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$99	$1,259	$5,676	$7,034	$2,488,158	$2,495,192	$—

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2020	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$365	$1,017	$1,377	$2,759	$749,595	$752,354	$—
Commercial real estate	1,096	—	7,668	8,764	1,089,473	1,098,237	—
Commercial real estate - construction	—	—	—	—	248,913	248,913	—
Residential mortgage	126	—	282	408	201,110	201,518	—
Home equity	71	22	2,343	2,436	71,788	74,224	—
Consumer	—	6	—	6	7,047	7,053	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	9	—	1,402	1,411	8	1,419	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	168	168	155	323	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$1,667	$1,045	$13,240	$15,952	$2,368,089	$2,384,041	$—

MID PENN BANCORP, INC.

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan losses was recorded against the $391,826,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of June 30, 2021.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, June 30, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2021	$2,988	$8,944	$122	$438	$528	$1	$570	$13,591
Charge-offs	—	—	(23)	(7)	—	(9)	—	(39)
Recoveries	1	10	—	1	—	2	—	14
Provisions (credits)	176	1,023	31	67	60	8	(215)	1,150
Ending balance,
June 30, 2021	$3,165	$9,977	$130	$499	$588	$2	$355	$14,716

(Dollars in thousands)
As of, and for the six months ended, June 30, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2021	$3,066	$8,655	$134	$429	$507	$1	$590	$13,382
Charge-offs	(859)	—	(23)	(11)	—	(12)	—	(905)
Recoveries	1	66	—	11	—	11	—	89
Provisions (credits)	957	1,256	19	70	81	2	(235)	2,150
Ending balance,
June 30, 2021	3,165	9,977	130	499	588	2	355	14,716
Individually evaluated for impairment	62	1,332	—	—	—	—	—	1,394
Ending balance:
Collectively evaluated for impairment	$3,103	$8,645	$130	$499	$588	$2	$355	$13,322

Loans receivables:
Ending balance	$783,106	$1,147,089	$282,776	$196,691	$77,272	$8,258	$—	$2,495,192
Ending balance: individually evaluated for impairment	218	3,673	23	759	2,339	—	—	7,012
Ending balance: acquired with credit deterioration	—	1,381	—	289	—	—	—	1,670
Ending balance: collectively evaluated for impairment	$782,888	$1,142,035	$282,753	$195,643	$74,933	$8,258	$—	$2,486,510

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$3,066	$8,655	$134	$429	$507	$1	$590	$13,382
Ending balance: individually evaluated for impairment	533	274	—	—	—	—	—	807
Ending balance: collectively evaluated for impairment	$2,533	$8,381	$134	$429	$507	$1	$590	$12,575

Loans receivable:
Ending balance	$752,354	$1,099,656	$248,913	$201,841	$74,224	$7,053	$—	$2,384,041
Ending balance: individually evaluated for impairment	1,452	9,102	31	818	2,365	—	—	13,768
Ending balance: acquired with credit deterioration	—	1,419	—	323	—	—	—	1,742
Ending balance: collectively evaluated for impairment	$750,902	$1,089,135	$248,882	$200,700	$71,859	$7,053	$—	$2,368,531

(Dollars in thousands)
As of, and for the three months ended, June 30, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2020	$2,427	$6,630	$57	$436	$448	$2	$14	$10,014
Charge-offs	(1)	—	(7)	—	—	(4)	—	(12)
Recoveries	2	—	2	—	1	10	—	15
Provisions (credits)	358	611	13	(9)	68	(6)	15	1,050
Ending balance,
June 30, 2020	$2,786	$7,241	$65	$427	$517	$2	$29	$11,067

(Dollars in thousands)
As of, and for the six months ended, June 30, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2020	2,341	6,259	51	417	442	2	3	$9,515
Charge-offs	(45)	—	(7)	—	—	(18)	—	(70)
Recoveries	2	1	2	3	1	13	—	22
Provisions (credits)	488	981	19	7	74	5	26	1,600
Ending balance,
June 30, 2020	2,786	7,241	65	427	517	2	29	11,067
Individually evaluated for impairment	53	190	—	—	—	—	—	243
Ending balance:
collectively evaluated for impairment	$2,733	$7,051	$65	$427	$517	$2	$29	$10,824

Loans receivables:
Ending balance	$929,390	$998,673	$224,357	$218,352	$68,165	$6,828	$—	$2,445,765
Ending balance: individually evaluated for impairment	1,210	8,028	32	776	2,406	—	—	12,452
Ending balance: acquired with credit deterioration	—	1,430	—	354	1	—	—	1,785
Ending balance: collectively evaluated for impairment	$928,180	$989,215	$224,325	$217,222	$65,758	$6,828	$—	$2,431,528

MID PENN BANCORP, INC.

Mid Penn entered into forbearance or modification agreements on loans currently classified as troubled debt restructures, and these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and generally involve modifications from the original loan agreements, including either a reduction in the amount of principal payments for certain or extended periods, interest rate reductions, and/or the intent for the loan to be repaid as collateral is sold.

Mid Penn’s troubled debt restructured loans at June 30, 2021 totaled $1,412,000 and included: (i) three accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $449,000, and (ii) $963,000 of troubled debt restructurings attributable to nine loans among seven relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  The balance of these nonaccrual impaired troubled debt restructured loans as of June 30, 2021 was comprised of $893,000 in commercial real estate loans amongst three borrowers; one commercial real estate construction loan for $23,000, two residential mortgage loans for $41,000, and one commercial and industrial loan for $6,000.  As of June 30, 2021, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

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

The recorded investments in troubled debt restructured loans at June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2021	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$6
Commercial real estate	1,806	1,707	893
Commercial real estate - construction	40	40	23
Residential mortgage	728	725	490
	$2,582	$2,480	$1,412

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2020	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$6
Commercial real estate	1,806	1,707	933
Commercial real estate - construction	40	40	31
Residential mortgage	728	725	510
	$2,582	$2,480	$1,480

MID PENN BANCORP, INC.

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments, with some borrowers reverting to interest-only payments.  The majority of the deferrals granted by Mid Penn were for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest does continue to accrue on loans modified under the CARES Act during the deferral period.  As of June 30, 2021, the principal balance of loans remaining in a CARES Act qualifying deferment status totaled $314,000, or less than 1 percent of the total loan portfolio, a reduction compared to December 31, 2020, when $11,681,000 of loans, also representing less than 1 percent of the total loan portfolio, were in this deferment status.  Most borrowers who were granted a CARES Act deferral have returned to regular payment status.  Mid Penn remains in communication with each of the borrowers still in deferral status to assess the ongoing credit standing of the borrowers, and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three and six months ended June 30, 2021 and 2020.

(Dollars in thousands)
	Three Months Ended June 30,
	2021	2020
Accretable yield, beginning of period	$40	$72
Accretable yield amortized to interest income	—	(16)
Accretable yield, end of period	$40	$56

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020

Accretable yield, beginning of period	$40	$89
Accretable yield amortized to interest income	—	(33)
Accretable yield, end of period	$40	$56

(5)Leases

On January 1, 2019, Mid Penn adopted FASB Topic 842, Leases, and all subsequent ASUs that modified Topic 842, which primarily affected the accounting treatment for operating lease agreements in which Mid Penn is the lessee.  As of the January 1, 2019 adoption date, Mid Penn leased twenty-four branch locations under non-cancelable operating leases, which expire at various dates through the year ending December 31, 2035.  Three of Mid Penn’s operating leases are with related parties.  Subsequent to the adoption of Topic 842, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039.

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

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of June 30, 2021.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$10,364	$3,177	$10,157	$3,267
Lease liability	$11,387	$3,424	$11,200	$3,467
Weighted average remaining lease term (in years)	7.65	17.67	8.05	18.17
Weighted average discount rate	3.16%	3.81%	3.30%	3.81%

A summary of lease costs during the three and six months ended June 30, 2021 and 2020 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

MID PENN BANCORP, INC.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$45	$45	$90	$90
Interest expense on lease liability	32	33	65	67
Total finance lease cost	77	78	155	157
Operating lease cost	511	505	1,027	1,033
Short-term and equipment lease cost	7	12	17	21
Variable lease cost	—	—	—	—
Sublease income	(6)	(4)	(15)	(10)
Total lease costs	$589	$591	$1,184	$1,201

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$65	$67
Operating cash flows from operating leases	1,048	1,064
Financing cash flows from finance leases	43	41

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	June 30, 2021
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$1,032	$108
After one but within two years	2,061	217
After two but within three years	1,815	217
After three but within four years	1,760	252
After four but within five years	1,373	259
After five years	4,810	3,733
Total undiscounted cash flows	12,851	4,786
Discount on cash flows	(1,464)	(1,362)
Total lease liability	$11,387	$3,424

(6)	Loan-Level Interest Rate Swaps

Mid Penn enters into loan-level interest rate swaps with certain qualifying, creditworthy commercial loan customers to provide a loan pricing structure that meets both Mid Penn’s and the customer’s interest rate risk management needs. Mid Penn simultaneously enters into parallel interest rate swaps with a dealer counterparty, with identical notional amounts and terms. The net result of the offsetting customer and dealer counterparty swap agreements is that the customer pays a fixed rate of interest and Mid Penn receives a floating rate. Mid Penn’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$560	$489
Notional Amount	77,754	22,331
Cash Collateral Posted (b)	500	500

(a)	Represents the total of the equal and offsetting fair value assets and liabilities related to the loan level interest rate swaps
(b)	Included in cash and due from banks on the Consolidated Balance Sheet

The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below.

MID PENN BANCORP, INC.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$560	$489
Gross amounts offset	560	489
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	500	500
Net Amounts	$500	$500

(7)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the six months ended June 30, 2021 and 2020.

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	8,160	—	8,160	—
Other assets:
Equity securities	508	508	—	—
Total	$8,670	$508	$8,162	$—

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	5,746	—	5,746	—
Other assets:
Equity securities	515	515	—	—
Interest rate swap agreements	489	—	489	—
Total	$6,752	$515	$6,237	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,649	$—	$—	$1,649

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$800	$—	$—	$800
Foreclosed Assets Held for Sale	77	—	—	77

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
June 30, 2021	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$1,649	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	24% - 95%	52%

MID PENN BANCORP, INC.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$800	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	25% - 100%	40%
Foreclosed Assets Held for Sale	77	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	27% - 27%	27%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

There were no changes in unrealized gains and losses included in other comprehensive income during the six months ended June 30, 2021 or 2020 related to Level 3 recurring fair value measurements as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.

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

MID PENN BANCORP, INC.

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$636,347	$636,347	$303,724	$303,724
Available-for-sale investment securities	8,162	8,162	5,748	5,748
Held-to-maturity investment securities	153,032	156,579	128,292	132,794
Equity securities	508	508	515	515
Loans held for sale	24,202	24,690	25,506	26,262
Net loans and leases	2,480,476	2,570,478	2,370,659	2,444,105
Restricted investment in bank stocks	6,816	6,816	7,594	7,594
Accrued interest receivable	10,638	10,638	3,619	3,619
Interest rate swap agreements	—	—	489	489

Financial liabilities:
Deposits	$2,782,124	2,785,202	$2,474,580	$2,496,799
Short-term borrowings	196,889	196,889	125,617	125,617
Long-term debt (a)	71,520	71,496	71,648	70,498
Subordinated debt	44,593	46,291	44,580	43,098
Accrued interest payable	2,122	2,122	2,007	2,007
Interest rate swap agreements	560	560	—	—
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of June 30, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2021 and December 31, 2020.  Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2021	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$153,032	$156,579	$—	$156,579	$—
Loans held for sale	24,202	24,690	—	24,690	—
Net loans and leases	2,480,476	2,570,478	—	—	2,570,478

Financial instruments - liabilities
Deposits	$2,782,124	$2,785,202	$—	$2,785,202	$—
Long-term debt (a)	71,520	71,496	—	71,496	—
Subordinated debt	44,593	46,291	—	46,291	—

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2020	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$128,292	$132,794	$—	$132,794	$—
Loans held for sale	25,506	26,262	—	26,262	—
Net loans and leases	2,370,659	2,444,105	—	—	2,444,105

Financial instruments - liabilities
Deposits	$2,474,580	$2,496,799	$—	$2,496,799	$—
Long-term debt (a)	71,648	70,498	—	70,498	—
Subordinated debt	44,580	43,098	—	43,098	—

(a)	Long-term debt excludes finance lease obligations.

(8)	Guarantees, Commitments, and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $44,249,000 and $39,468,000 of standby letters of credit outstanding as of June 30, 2021 and December 31, 2020, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of June 30, 2021 and December 31, 2020 for payment under standby letters of credit issued was not considered material.

MID PENN BANCORP, INC.

Commitments

As of June 30, 2021, Mid Penn’s Board of Directors had approved Mid Penn Bank to enter into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-nine apartments and common amenities in Cumberland County, Pennsylvania.  All of the units are expected to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is expected to be $10,805,000 which will be paid in installments over the course of construction of the low-income housing facilities.  The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period.  The project has been conditionally awarded $1,205,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $12,046,000 to be received by Mid Penn over the ten-year amortization period.  Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.

Contingencies

As of June 30, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the SBA’s Payroll Protection Program (“PPP”), consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the six months ended June 30, 2021. These PPP loan processing fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have been, and will continue to be, amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.

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

As of June 30, 2021, Mid Penn is not aware of any PPP 2020 or 2021 loans outstanding (for which fees have been received from the SBA), that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(9)	Debt

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by Mid Penn’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,332,405,000 at June 30, 2021.  The Bank had short-term borrowing capacity from the FHLB as of June 30, 2021 up to the Bank’s unused borrowing capacity of $590,981,000 (equal to $929,518,000 of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of June 30, 2021 and December 31, 2020.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at June 30, 2021.  No draws have been made on these lines of credit and accordingly the balance was zero on both June 30, 2021 and December 31, 2020.

Short-term PPPLF Borrowings

The entire balance of short-term borrowings of $196,889,000 and $125,617,000 at June 30, 2021 and December 31, 2020, respectively, consisted of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  The PPPLF allows banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.  PPPLF draws must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

MID PENN BANCORP, INC.

Long-term Debt

As of June 30, 2021, and December 31, 2020, the Bank had long-term debt outstanding in the amount of $74,944,000 and $75,115,000, respectively, consisting primarily of FHLB fixed rate instruments, as well as one finance lease obligation.

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $265,320,000 as of June 30, 2021 and $288,950,000 as of December 31, 2020.

The following table presents a summary of long-term debt as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	June 30, 2021	December 31, 2020
FHLB fixed rate instruments:
Due April 2022, 0.86343%	$70,000	$70,000
Due August 2026, 4.80%	1,481	1,606
Due February 2027, 6.71%	39	42
Total FHLB fixed rate instruments	71,520	71,648
Lease obligations included in long-term debt	3,424	3,467
Total long-term debt	$74,944	$75,115

Mid Penn did not prepay any long-term debt instruments during the six months ended June 30, 2021. As part of asset/liability and interest rate risk management strategies, during the six months ended June 30, 2020, Mid Penn prepaid $17,500,000 of FHLB fixed rate instruments originally due at various times in 2020, and recognized prepayment penalties of $76,000 for the three months ended June 30, 2020, and $139,000 for the six months ended June 30, 2020. Prepayment penalties are included in other expenses for the three and six months ended June 30, 2020 on the Consolidated Statement of Income.

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

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of June 30, 2021 and December 31, 2020.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of June 30, 2021 and December 31, 2020.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of June 30, 2021 and December 31, 2020.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty-percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of June 30, 2021.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of June 30, 2021 and December 31, 2020.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $57,000 at June 30, 2021 and $70,000 at December 31, 2020.

MID PENN BANCORP, INC.

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On December 18, 2020, Mid Penn redeemed the full $9,500,000 of the First Priority Subordinated Debt Notes that were assumed by Mid Penn when it completed its acquisition of First Priority on July 31, 2018.  Mid Penn redeemed these notes promptly following the expiration of the noncallable period and upon receipt of the required regulatory approval to redeem the Tier 2 capital qualifying debt.  Mid Penn fully recognized the related redemption pricing fees of $143,000 in the fourth quarter of 2020.

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

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn contributed $285,000 to the defined benefit plan during the second quarter of 2021, and no additional contributions are expected through the remainder of 2021.  A December 31 measurement date for the plan is used.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Service cost	$33	$45	$—	$1
Interest cost	40	60	2	6
Expected return on plan assets	(57)	(68)	—	—
Accretion of prior service cost	—	—	(5)	(5)
Amortization of net loss	—	—	4	—
Settlement loss	—	22	—	—
Net periodic benefit expense	$16	$59	$1	$2

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Service cost	$65	$64	$1	$1
Interest cost	80	105	4	6
Expected return on plan assets	(113)	(136)	—	—
Accretion of prior service cost	—	—	(10)	(10)
Amortization of net loss	—	—	4	—
Settlement (gain) loss	(49)	22	—	—
Net periodic benefit (income) expense	$(17)	$55	$(1)	$(3)

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets and amortization (accretion) of prior service cost are reported as a component of other income.

(12)	Common Stock

Treasury Stock Repurchase Program

Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the buyback remains available as it was extended through March 19, 2022 by Mid Penn’s Board of Directors on April 28, 2021.  The treasury stock repurchase program authorized the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 4.7% of the issued shares based on Mid Penn’s closing stock price and shares issued as of June 30, 2021.  Under the program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

MID PENN BANCORP, INC.

As of June 30, 2021, Mid Penn had repurchased 98,452 shares of common stock at an average price of $19.53 per share under the treasury stock repurchase program.  As of December 31, 2020, Mid Penn had repurchased 92,652 shares of common stock at an average price of $19.37 per share under the treasury stock repurchase program.

Underwritten Public Follow-On Common Stock Offering

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering, after deducting $4,512,000 of combined underwriting discounts and other offering expenses, were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for both the second quarter of 2021 and year-to-date 2021 earnings per share calculations.

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

As of June 30, 2021, a total of 117,069 restricted shares were granted under the Plan, of which 2,446 shares were forfeited and available for reissuance, 42,041 shares were vested, and the remaining 72,582 shares were unvested.  No shares were forfeited during the six months ended June 30, 2021, while one hundred shares were forfeited due to a voluntary termination of an employee during the same period in 2020. The Plan shares granted and vested resulted in $173,000 in share-based compensation expense for the three months ended June 30, 2021, while $96,000 of share-based compensation expense was recorded for the three months ended June 30, 2020. Compensation expense related to the Plan was $305,000 for the six months ended June 30, 2021 and $192,000 for the same period in 2020.

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

ASU 2019-12:  The FASB issued ASU 2019-12, Income Taxes (Topic 740)

This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to (i) the approach for intra-period tax allocation, (ii) the methodology for calculating income taxes in an interim period, and (iii) the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. ASU 2019-12 did not have a material impact on Mid Penn’s overall financial condition.

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

MID PENN BANCORP, INC.

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

After closing its branch lobbies beginning March 17, 2020 to curtail the spread of the virus, Mid Penn reopened its branch lobbies effective April 19, 2021 given the extensive measures taken to ensure the safety of the Bank’s customers and employees.   We are continuously cleaning Bank facilities during business hours with disinfecting wipes to sanitize all facets of our common areas, including door handles, work stations, ATM’s and service counters. We have mandated that all employees who handle cash use latex gloves when doing so, and we are requiring all employees to use hand sanitizer after each transaction and wash their hands with soap and hot water several times every hour.  Additionally, employees having face-to-face interaction with customers are required to wear a mask.  Importantly, we maintain appropriate social distancing standards when individuals are required by their job duties to be in the same location.

Mid Penn has been a significant participating lender under the Paycheck Protection Program.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  As of June 30, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the six months ended June 30, 2021.  In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  As of June 30, 2021, Mid Penn had $14,472,000 of PPP deferred loan processing fees not yet realized as income, consisting of (i) $872,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $13,600,000 of loan processing fees received related to PPP loans funded during the six months ended June 30, 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from PPP loans funded during the year ended December 31, 2020.  Mid Penn recognized $6,244,000 of PPP processing fees during the quarter ended June 30, 2021, compared to $2,731,000 of PPP processing fees for the same period of 2020. During the six months ended June 30, 2021 and 2020, Mid Penn recognized $11,291,000 and $2,371,000 of PPP processing fees, respectively, within interest and fees on loans and leases on the Consolidated Statements of Income.

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments with some borrowers reverting to interest-only payments.  The majority of the deferrals granted by Mid Penn were for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest continues to accrue on loans modified under the CARES Act during the deferral period.  As of June 30, 2021, the principal balance of loans remaining in a CARES Act qualifying deferment status totaled $314,000, or less than 1 percent of the total loan portfolio, a reduction compared to December 31, 2020, when $11,681,000 of loans, also representing less than 1 percent of the total loan portfolio, were in this deferment status.  Most borrowers granted a CARES Act deferral have returned to regular payment status.  Mid Penn remains in communication with each of the borrowers still in deferral status to assess the ongoing credit standing of the borrowers, and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

MID PENN BANCORP, INC.

The full impact of the coronavirus and its variants continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Corporation’s financial condition, liquidity, capital position, and future results of operations. In addition, the adverse economic effects of the coronavirus may lead to an increase in credit risk on the Corporation’s commercial and residential loan portfolios.  Also, the Corporation is also monitoring the fluctuations in the markets as it pertains to interest rates and the fair value of our investments, as well as the impact of the pandemic of underlying bond issuers and the potential for OTTI.

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

(15)        Agreement and Plan of Merger

On June 30, 2021, and as announced on a Form 8-K including related disclosures, Mid Penn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Riverview Financial Corporation (“Riverview”) pursuant to which Riverview will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. Pending required bank regulatory agency and shareholder approvals, upon consummation of the Merger, Riverview Bank, a wholly-owned subsidiary of Riverview, will be merged with and into Mid Penn Bank (the “Bank Merger”), a wholly-owned subsidiary of Mid Penn, with Mid Penn Bank being the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the boards of directors of Mid Penn and Riverview.

Under the terms of the Merger Agreement, shareholders of Riverview will have the right to receive 0.4833 shares of Mid Penn common stock for each share of Riverview common stock they own. It is expected that the Merger will be completed in the fourth quarter of 2021 pending required approvals.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of June 30, 2021, compared to year-end 2020, and the Results of Operations for the three and six months ended June 30, 2021, compared to the same periods in 2020.  For comparative purposes, the June 30, 2020 and December 31, 2020 balances have been reclassified when, and if necessary, to conform to the 2021 presentation.  Such reclassifications had no impact on net income or shareholders’ equity.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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
•

the risks associated with our announced acquisition of Riverview, including (i) we are expected to incur substantial costs related to the merger and integration; (ii) the combination may be more difficult, costly or time consuming than expected; (iii) we may fail to realize the anticipated benefits of the merger; (iv) the future results of the combined company may suffer if the expanded operations are not effectively managed; (v) the combined company may be unable to retain personnel successfully while the merger is pending or after the merger is completed; (vi) the COVID-19 pandemic may delay and adversely affect the effectiveness or efficiency of the merger completion; (vii) regulatory approvals of the merger may not be received or may take longer than expected, and the regulators may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company; (viii) termination of the merger agreement could negatively affect Mid Penn; (ix) Mid Penn will be subject to business uncertainties and contractual restrictions while the merger is pending; (x) shareholder litigation could prevent or delay the closing of the merger or otherwise negatively affect the business and operations of Mid Penn; and (xi) the merger agreement subjects Mid Penn to certain restrictions on its business activities prior to the effective time of the merger;

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

MID PENN BANCORP, INC.

•	our ability to attract and retain qualified management and personnel;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	results of regulatory examination and supervision processes;
•	our ability to maintain compliance with the exchange rules of The NASDAQ Stock Market LLC;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•	acts of war or terrorism; disruptions due to flooding, severe weather, or other natural disasters or Acts of God; and
•	volatility in the securities markets; and
•

other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2020, under the sections “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent filings with the SEC.

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

Results of Operations

Overview

Net income available to common shareholders was $9,613,000 or $0.93 per common share basic and diluted for the quarter ended June 30, 2021, compared to net income of $6,833,000 or $0.81 per common share basic and diluted for the quarter ended June 30, 2020. During the six months ended June 30, 2021, net income available was $18,925,000 or $2.02 per common share basic and diluted, versus $10,651,000 or $1.26 per common share basic and diluted for the six months ended June 30, 2020.

Net income as a percent of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Return on average assets	1.12%	0.99%	1.15%	0.85%
Return on average equity	12.36%	11.41%	13.36%	8.93%

MID PENN BANCORP, INC.

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three and six months ended June 30, 2021 and 2020.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended June 30, 2021 and 2020.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	June 30, 2021				June 30, 2020
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$1,284	$2		0.62%	$6,307	$18		1.15%
Investment Securities:
Taxable	93,161	430		1.85%	124,524	749		2.42%
Tax-Exempt	55,811	352	(a)	2.53%	48,734	314	(a)	2.59%
Total Securities	148,972	782		2.11%	173,258	1,063		2.47%

Federal Funds Sold	477,001	98		0.08%	90,013	23		0.10%
Loans and Leases, Net	2,609,803	29,908	(b)	4.60%	2,287,260	25,207	(b)	4.43%
Restricted Investment in Bank Stocks	6,865	86		5.02%	7,039	34		1.94%
Total Earning Assets	3,243,925	30,876		3.82%	2,563,877	26,345		4.13%

Cash and Due from Banks	34,683				28,417
Other Assets	159,084				174,467
Total Assets	$3,437,692				$2,766,761

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$614,435	$579		0.38%	$512,592	$787		0.62%
Money Market	791,498	819		0.42%	575,195	881		0.62%
Savings	203,468	58		0.11%	184,680	79		0.17%
Time	432,739	1,460		1.35%	451,410	2,262		2.02%
Total Interest-bearing Deposits	2,042,140	2,916		0.57%	1,723,877	4,009		0.94%

Short-term Borrowings	264,661	232		0.35%	52,293	45		0.35%
Long-term Debt	74,976	204		1.09%	81,487	281		1.39%
Subordinated Debt	44,589	500		4.50%	42,031	507		4.85%
Total Interest-bearing Liabilities	2,426,366	3,852		0.64%	1,899,688	4,842		1.03%

Noninterest-bearing Demand	673,735				601,650
Other Liabilities	25,585				24,632
Shareholders' Equity	312,006				240,791
Total Liabilities & Shareholders' Equity	$3,437,692				$2,766,761

Net Interest Income (taxable equivalent basis)		$27,024				$21,503
Taxable Equivalent Adjustment		(147)				(157)
Net Interest Income		$26,877				$21,346

Total Yield on Earning Assets				3.82%				4.13%
Rate on Supporting Liabilities				0.64%				1.03%
Average Interest Spread				3.18%				3.11%
Net Interest Margin				3.34%				3.37%

(a)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $74,000 and $66,000 for the three months ended June 30, 2021 and 2020, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $73,000 and $91,000 for the three months ended June 30, 2021 and 2020, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.

	Three months ended
	June 30, 2021 vs. June 30, 2020
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(14)	$(2)	$(16)
Investment Securities:
Taxable	(189)	(130)	(319)
Tax-Exempt	46	(8)	38
Total Securities	(143)	(138)	(281)

Federal Funds Sold	99	(24)	75
Loans and Leases, Net	3,564	1,137	4,701
Restricted Investment Bank Stocks	(1)	53	52
Total Interest Income	3,505	1,026	4,531

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	157	(365)	(208)
Money Market	332	(394)	(62)
Savings	8	(29)	(21)
Time	(94)	(708)	(802)
Total Interest Bearing Deposits	403	(1,496)	(1,093)

Short-term Borrowings	183	4	187
Long-term Debt	(23)	(54)	(77)
Subordinated Debt	31	(38)	(7)
Total Interest Expense	594	(1,584)	(990)

NET INTEREST INCOME	$2,911	$2,610	$5,521

Taxable-equivalent net interest income was $27,024,000 for the three months ended June 30, 2021, an increase of $5,521,000 or 26 percent compared to the three months ended June 30, 2020. The year-over-year increase included the recognition of $6,254,000 of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP program compared to the $2,371,000 of PPP loan processing fees recognized during the second quarter of 2020.  These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the SBA, or the borrowers otherwise pay down principal prior to a loan’s stated maturity. Also contributing to the net interest income increase were the interest and fees from core loan growth since June 30, 2020 and the reduced interest expense due to the lower cost of deposits in the second quarter of 2021 compared to the same period in 2020.

Mid Penn’s tax-equivalent net interest margin for the three months ended June 30, 2021 was 3.34 percent and comparable to the 3.37 percent net interest margin for the three months ended June 30, 2020.  The yield on interest-earning assets decreased from 4.13 percent for the second quarter of 2020 to 3.82 percent for the first quarter of 2021.  Though the quarterly average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to both the reduction in rates, as well as the significant average balance of PPP loans outstanding in the second quarter of 2021, which earn interest at a rate of 1 percent while outstanding.  The decrease in the yield on interest-earning assets was substantially offset by a favorable decrease in the cost of funds, as the total cost of deposits for the three months ended June 30, 2021 favorably decreased to 0.57 percent compared to 0.94 percent for the three months ended June 30, 2020.  The reduction in the cost of funds reflects both the aforementioned growth in noninterest-bearing deposits, and deposit rate decreases, many of which resulted in response to market rate cuts from the COVID-19 pandemic.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the six months ended June 30, 2021 and 2020.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Six Months Ended
(Dollars in thousands)	June 30, 2021				June 30, 2020
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$1,342	$4		0.60%	$5,414	$33		1.23%
Investment Securities:
Taxable	85,849	815		1.91%	129,035	1,489		2.32%
Tax-Exempt	55,377	702	(a)	2.56%	45,749	594	(a)	2.61%
Total Securities	141,226	1,517		2.17%	174,784	2,083		2.40%

Federal Funds Sold	396,041	177		0.09%	106,324	413		0.78%
Loans and Leases, Net	2,571,075	58,314	(b)	4.57%	2,029,352	47,548	(b)	4.71%
Restricted Investment in Bank Stocks	6,958	181		5.25%	5,850	118		4.06%
Total Earning Assets	3,116,642	60,193		3.89%	2,321,724	50,195		4.35%

Cash and Due from Banks	34,363				29,478
Other Assets	161,661				160,755
Total Assets	$3,312,666				$2,511,957

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$608,259	$1,157		0.38%	$484,139	$1,959		0.81%
Money Market	767,877	1,597		0.42%	539,060	2,478		0.92%
Savings	200,686	122		0.12%	180,302	199		0.22%
Time	423,259	3,006		1.43%	465,863	4,753		2.05%
Total Interest-bearing Deposits	2,000,081	5,882		0.59%	1,669,364	9,389		1.13%

Short-term Borrowings	234,258	406		0.35%	26,146	45		0.35%
Long-term Debt	75,019	408		1.10%	55,135	533		1.94%
Subordinated Debt	44,586	999		4.52%	35,539	909		5.14%
Total Interest-bearing Liabilities	2,353,944	7,695		0.66%	1,786,184	10,876		1.22%

Noninterest-bearing Demand	648,537				461,083
Other Liabilities	24,529				24,860
Shareholders' Equity	285,656				239,830
Total Liabilities & Shareholders' Equity	$3,312,666				$2,511,957

Net Interest Income (taxable equivalent basis)		$52,498				$39,319
Taxable Equivalent Adjustment		(296)				(308)
Net Interest Income		$52,202				$39,011

Total Yield on Earning Assets				3.89%				4.35%
Rate on Supporting Liabilities				0.66%				1.22%
Average Interest Spread				3.24%				3.12%
Net Interest Margin				3.40%				3.41%

(c)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $147,000 and $125,000 for the six months ended June 30, 2021 and 2020, respectively, resulting from tax-free municipal securities in the investment portfolio.

(d)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $149,000 and $183,000 for the six months ended June 30, 2021 and 2020, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.

	Six months ended
	June 30, 2021 vs. June 30, 2020
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(25)	$(4)	$(29)
Investment Securities:
Taxable	(497)	(177)	(674)
Tax-Exempt	125	(17)	108
Total Securities	(372)	(194)	(566)

Federal Funds Sold	1,122	(1,358)	(236)
Loans and Leases, Net	12,657	(1,891)	10,766
Restricted Investment Bank Stocks	22	41	63
Total Interest Income	13,404	(3,406)	9,998

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	501	(1,303)	(802)
Money Market	1,049	(1,930)	(881)
Savings	22	(99)	(77)
Time	(433)	(1,314)	(1,747)
Total Interest Bearing Deposits	1,139	(4,646)	(3,507)

Short-term Borrowings	357	4	361
Long-term Debt	192	(317)	(125)
Subordinated Debt	231	(141)	90
Total Interest Expense	1,919	(5,100)	(3,181)

NET INTEREST INCOME	$11,485	$1,694	$13,179

Taxable-equivalent net interest income was $52,498,000 for the six months ended June 30, 2021, an increase of $13,179,000 or 34 percent compared to $39,319,000 of taxable-equivalent net interest income for the six months ended June 30, 2020.

The year-over-year increase in earnings for the first six months was primarily the result of Mid Penn’s continued participation in the PPP program, as the six months ended June 30, 2021 included the recognition of $11,291,000 of PPP loan processing fees, an increase of $8,920,000 compared to $2,371,000 of PPP loan processing fees recognized during the same period in 2020. The PPP fees recognized in the first half of 2021 included both 2020 round 1 and 2021 round 2 loan forgiveness, while the first half of 2020 included only amortized 2020 round 1 fees.  These PPP fees are recognized within interest income over the term of the respective loan, or sooner if the loans are forgiven by the SBA, or the borrowers otherwise pay down principal prior to a loan’s stated maturity.  Also contributing to the net interest income increase were the interest and fees from core loan growth since June 30, 2020 and the reduced interest expense due to the lower cost of deposits in the first six months of 2021 compared to the same period in 2020.

For the six months ended June 30, 2021, Mid Penn’s tax-equivalent net interest was 3.40 percent versus 3.41 percent for the six months ended June 30, 2020. Though the year-to-date and quarterly average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to both (i) the full impact in 2021 of the reduction in rates due to the Federal Open Market Committee (“FOMC”) rate cuts initiated during March 2020 in response to the COVID-19 pandemic, and (ii) the significant average balance of PPP loans outstanding during both the six and three month periods ended June 30, 2021 comprised of PPP loans originated in both 2020 and 2021, which earn interest at a rate of 1 percent while outstanding.  The decrease in the yield on interest-earning assets was substantially offset by a favorable decrease in the cost of funds, as the total cost of deposits for the three months ended June 30, 2021 favorably decreased to 0.57 percent compared to 0.94 percent for the three months ended June 30, 2020, and favorably decreased to 0.59 percent compared to 1.13 percent for the six months ended June 30, 2021.  The reduction in the cost of funds reflects both the aforementioned growth in noninterest-bearing deposits, and deposit rate decreases, many of which resulted from both management-initiated and market rate cuts due to impact of the COVID-19 pandemic.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first six months of 2021, economic and external factor changes, and shifting collateral values from December 31, 2020 to June 30, 2021.

Management performed a current evaluation of the adequacy of the loan and lease loss allowance and, based on this evaluation, a loan loss provision of $1,150,000 and $1,050,000 was recorded for the three months ended June 30, 2021 and 2020, respectively.  During the six months ended June 30, 2021, the provision for the loan and lease losses was $2,150,000 compared to $1,600,000 for the six months ended June 30, 2020. The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not yet required to adopt the current expected credit loss (“CECL”) accounting standard.  The increase in the loan loss reserves and the provision was primarily the result of (i) providing for core loan growth during the six months ended June 30, 2021, (ii) increases in certain specific reserve allocations on nonperforming loans, and (iii) an increase in qualitative factors related to economic and external conditions when compared to prior periods, with such changes driven by the possibility for ongoing financial implications from the COVID-19 pandemic on Mid Penn’s customers and market area.

Noninterest Income

For the three months ended June 30, 2021, noninterest income totaled $5,652,000, an increase of $2,030,000 or 56 percent, compared to noninterest income of $3,622,000 for the three months ended June 30, 2020. For the six months ended June 30, 2021, noninterest income totaled $10,364,000, an increase of $3,808,000 or 58 percent, compared to noninterest income of $6,556,000 for the same period in 2020.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2021	2020	$ Variance	% Variance
Mortgage banking income	$2,841	$1,638	$1,203	73%
Income from fiduciary and wealth management activities	542	421	121	29%
ATM debit card interchange income	656	475	181	38%
Merchant services income	209	98	111	113%
Net gain on sales of SBA loans	355	178	177	99%
Net gain on sales of investment securities	—	111	(111)	-100%
Other income	797	510	287	56%

(Dollars in Thousands)	Six Months Ended June 30,
	2021	2020	$ Variance	% Variance
Mortgage banking income	$5,220	$2,820	$2,400	85%
Income from fiduciary and wealth management activities	1,098	805	293	36%
ATM debit card interchange income	1,224	891	333	37%
Merchant services income	301	181	120	66%
Net gain on sales of SBA loans	455	262	193	74%
Net gain on sales of investment securities	—	243	(243)	-100%
Other income	1,588	882	706	80%

Mortgage banking income was $5,220,000 for the six months ended June 30, 2021, an increase of $2,400,000 or nearly double the mortgage banking income of $2,820,000 recorded during the six months ended June 30, 2020.  Mid Penn significantly increased residential mortgage originations (both purchase and refinance activity) and secondary-market loan sales and gains when comparing the first six months of 2021 to the same period last year, as mortgage interest rates declined as a result of responses to the pandemic, and remained low in the twelve months since June 30, 2020, resulting in significantly increased mortgage loan production for both home purchasing and refinancing activity.

Income from fiduciary and wealth management activities was $1,098,000 for the six months ended June 30, 2021, an increase of $293,000 or 36 percent, compared to fiduciary income of $805,000 for the same period in 2020. These additional revenues were attributed to favorable growth in trust assets under management and increased sales of retail investment products.

ATM debit card interchange income was $1,224,000 for the six months ended June 30, 2021, an increase of $333,000 or 37 percent compared to interchange income of $891,000 for the six months ended June 30, 2020. The increase resulted from increasing card-based transaction usage across our expanding checking account customer base.

MID PENN BANCORP, INC.

Net gains on sales of SBA loans were $455,000 for the six months ended June 30, 2021, an increase of $193,000 or 74 percent compared to net gains on sales of SBA loans of $262,000 during the same period of 2020.  During the first six months of 2020, much of the focus of the SBA lending function was on the PPP loan program, resulting in a lower volume of traditional SBA loans being originated in 2020, while the volume of traditional SBA loan originations and sales have generally returned to pre-pandemic levels during the first six months of 2021.

Merchant services income was $301,000 for the six months ended June 30, 2021, an increase of $120,000 or 66 percent compared to merchant services income of $181,000 during the same period in 2020.  The increase was primarily attributable to new and expanded cash management relationships, including those from new PPP customers.

Other income was $1,588,000 for the six months ended June 30, 2021, an increase of $706,000 compared to other income of $882,000 for the six months ended June 30, 2020.  The increase in other income was primarily driven by higher volumes of fee-based income, including fees from new loan-level swaps, wire transfer fees, letter of credit fees, and credit card program referrals and royalties.

Mid Penn recorded no net gains on sales of investment securities during the six months ended June 30, 2021, compared to net gains on sales of securities of $243,000 for the six months ended June 30, 2020.  Sale volume and gains vary from period to period based upon market conditions, as well as investment portfolio and interest rate risk management activities.

Noninterest Expense

For the three months ended June 30, 2021, noninterest expense totaled $19,456,000, an increase of $4,053,000 or 26 percent, compared to noninterest expense of $15,403,000 for the three months ended June 30, 2020. For the six months ended June 30, 2021, noninterest expense totaled $37,014,000, an increase of $6,030,000 or 20 percent, compared to noninterest expense of $30,984,000 for the six months ended June 30, 2020.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2021 versus the corresponding period in 2020:

(Dollars in Thousands)	Three Months Ended June 30,
	2021	2020	$ Variance	% Variance
Salaries and employee benefits	$9,933	$7,986	$1,947	24%
Software licensing and utilization	1,497	1,297	200	15%
Pennsylvania bank shares tax expense	224	55	169	307%
FDIC Assessment	433	357	76	21%
Legal and professional fees	555	349	206	59%
Charitable contributions qualifying for state tax credits	365	510	(145)	-28%
Mortgage banking profit-sharing expense	745	150	595	397%
Merger and acquisition expense	522	—	522	100%
Other expenses	2,571	2,083	488	23%

(Dollars in Thousands)	Six Months Ended June 30,
	2021	2020	$ Variance	% Variance
Salaries and employee benefits	$19,531	$16,267	$3,264	20%
Software licensing and utilization	2,942	2,518	424	17%
Pennsylvania bank shares tax expense	524	460	64	14%
FDIC Assessment	903	669	234	35%
Legal and professional fees	981	701	280	40%
Charitable contributions qualifying for state tax credits	635	545	90	17%
Mortgage banking profit-sharing expense	865	150	715	477%
Merger and acquisition expense	522	—	522	100%
Other expenses	4,717	4,245	472	11%

MID PENN BANCORP, INC.

Salaries and employee benefits were $19,531,000 for the six months ended June 30, 2021, an increase of $3,264,000 or 20 percent, versus the same period in 2020, with the increase primarily attributable to increased mortgage commissions expense commensurate with the significant increases in mortgage loan originations and secondary market sales gains from the mortgage banking group.

Software licensing and utilization costs were $2,942,000 for the six months ended June 30, 2021, an increase of $424,000 or 17 percent compared to $2,518,000 for the six months ended June 30, 2020.  Mid Penn continues to invest in upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management.  This increase also reflects the additional costs from both transaction volume-based charges, and licensing fees related to the addition of new staff added since June 30, 2020.

FDIC assessment expense was $903,000 for the six months ended June 30, 2021, an increase of $234,000 or 35 percent compared to $669,000 for the six months ended June 30, 2020.  The increased FDIC assessment aligns with the year-over-year growth of the average assets of the Bank on which the assessment is based.

Community and charitable contributions which qualified for State tax credits totaled $635,000 for the six months ended June 30, 2021, compared to similar program contributions of $545,000 for the six months ended June 30, 2020.  This variance reflects the timing of certain tax-credit-qualifying donations made to participants within Pennsylvania’s Department of Community and Economic Development (“DCED”) Educational Improvement Tax Credit Program (“EITC”), and to moderate-to-low-income housing projects in the DCED’s Neighborhood Assistance Program (“NAP”) which have been approved by the Commonwealth of Pennsylvania. These EITC and NAP contributions generated tax credits totaling $480,000 and $415,000 during the periods ended June 30, 2021 and 2020, respectively, to be applied to and reduce Mid Penn’s Pennsylvania bank shares tax liability.  These contributions and programs are also key elements of Mid Penn’s Community Reinvestment Act compliance activities.

Pennsylvania bank shares tax expense was $524,000 for the six months ended June 30, 2021, an increase of $64,000 or 14 percent compared to $460,000 for the six months ended June 30, 2020.  The increase in shares tax expense generally reflects an increase in total shareholder’s equity upon which the tax is based, net of the impact of any state tax credits generated by the Bank.

Mortgage banking profit-sharing expense totaled $865,000 for the six months ended June 30, 2021 compared to $150,000 for the six months ended June 30, 2020 and, for both periods, related to payments to third-party principals within the Southeastern Pennsylvania mortgage banking group at Mid Penn.  The increase for 2021 reflects the substantial increase in the revenues and profits of the mortgage banking group year over year.

Merger-related expenses totaled $522,000 for the six months ended June 30, 2021 and consisted of legal and professional fees associated with the due diligence, fairness opinion, and other costs related to the planned Riverview acquisition announced on June 30, 2021.

Legal and professional fees were $981,000 for the six months ended June 30, 2021, an increase of $280,000 or 40 percent compared to $701,000 for the six months ended June 30, 2020, with this increase being attributable to consulting expenses related to strengthening and enhancing Mid Penn’s commercial online banking facility, as well as other information technology and cybersecurity management activities.

Other expenses increased $472,000 from $4,245,000 during the six months ended June 30, 2020 to $4,717,000 for the same period in 2021 due to organizational growth resulting in increases across several components of other expense, including insurance, correspondent service fees, investor relations, miscellaneous loan fees, loan collection costs, and directors’ fees.

Income Taxes

The provision for income taxes was $4,477,000 during the six months ended June 30, 2021, compared to $2,332,000 of income tax provision recorded for the same period in 2020. The provision for income taxes for the six months ended June 30, 2021 reflects a combined Federal and State effective tax rate of 19.1 percent compared to 18.0 percent for the six months ended June 30, 2020.  The increase in the effective tax rate reflects both (i) higher pre-tax income when compared to the first six months of 2020, (ii) less tax-exempt interest recognized due to less tax-exempt securities being held in the investment security portfolio when compared to the prior year, and (iii) the impact of certain merger-related expenses incurred in 2021 which are nondeductible for federal tax purposes.  In addition to federal tax expense, for the six months ended June 30, 2021 and 2020, the income tax provision includes $152,000 and $60,000, respectively, of state income tax expense that Mid Penn pays to the states of New Jersey, Maryland, and Delaware for revenues sourced in those respective states.

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

MID PENN BANCORP, INC.

Financial Condition

Overview

Mid Penn’s total assets were $3,461,792,000 as of June 30, 2021, reflecting an increase of $462,844,000 or 15 percent compared to total assets of $2,998,948,000 as of December 31, 2020.  Included in total assets as of June 30, 2021 are $391,826,000 of Paycheck Protection Program (“PPP”) loans, net of deferred fees, with this total being comprised of (i) $317,428,000 of PPP 2021 loans, net of deferred fees, originated during the first two quarters of 2021; and (ii) $74,398,000 of PPP 2020 loans, net of deferred fees, originated during 2020 which, as of June 30, 2021, were still outstanding.  Comparatively, as of December 31, 2020, Mid Penn had $388,313,000 of PPP 2020 loans outstanding, net of deferred fees.  Mid Penn had $14,472,000 of PPP deferred loan processing fees not yet realized as income as of June 30, 2021, consisting of (i) $872,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $13,600,000 of loan processing fees received related to PPP loans funded during the six months ended June 30, 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from to PPP loans funded during the year ended December 31, 2020.  Mid Penn was a significant participating lender under the PPP, which was originally created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020, and further extended to May 31, 2021 by the PPP Extension Act of 2021.

Total core banking loans (a non-GAAP measure that reflects the amount of total loans excluding both the PPP loans outstanding, and residential mortgage loans held for sale) increased by $107,639,000 since year-end 2020 and totaled $2,103,366,000 as of June 30, 2021, representing an annualized growth rate of 11 percent.  Please refer to the section included herein under the heading “Reconciliation of Non-GAAP Measures (Unaudited)” for a discussion of our use of non-GAAP adjusted financial information, which includes tables reconciling GAAP and non-GAAP adjusted financial measures for these and certain other periods ended from June 30, 2020 to June 30, 2021.    Deposit growth since year-end 2020 through June 30, 2021 totaled $307,544,000 representing an annualized deposit growth rate of over 25 percent, reflecting an increase of $155,792,000 in noninterest-bearing deposits, including some remaining proceeds deposited from PPP loan funding.  Also, during the first half of 2021, the Bank obtained $71,272,000 of additional net funding (draws less paydowns) from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”), with such funding used to support the PPP 2021 loan production.  Under the PPPLF, the Federal Reserve supplies financing to the Bank at a rate of 35 basis points (0.35%) for a term and amount determined based on the principal amount of PPP loans fully and specifically pledged as collateral in support of the PPPLF borrowings.  Draws of PPPLF funds must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

Loans

Total loans at June 30, 2021 were $2,495,192,000 compared to $2,384,041,000 at December 31, 2020, an increase of $111,151,000 or over 5 percent since year-end 2020.  The loan growth since December 31, 2020 reflects an increase of $107,639,000 in non-PPP core banking loans, primarily in commercial real estate credits, and commercial and industrial financing loans.  The remaining increase of $3,512,000 is attributable to a net increase in the balance of PPP loans outstanding, reflecting the net impact of both new 2021 PPP round 2 loans funded, and any year-to-date PPP loans forgiven.

(Dollars in thousands)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial and industrial	$783,106	31.4%	$752,354	31.6%
Commercial real estate	1,147,089	46.0%	1,099,656	46.1%
Commercial real estate - construction	282,776	11.3%	248,913	10.4%
Residential mortgage	196,691	7.9%	201,841	8.5%
Home equity	77,272	3.1%	74,224	3.1%
Consumer	8,258	0.3%	7,053	0.5%
	$2,495,192	100.0%	$2,384,041	100.0%

MID PENN BANCORP, INC.

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023.  Mid Penn’s allowance and other asset quality measures did not reflect any new impaired assets or specific reserve allocations related to the early impact of the COVID-19 pandemic, though Bank management is continuously and closely monitoring and evaluating the impact of the COVID-19 situation on the portfolio.  Also, PPP loans, which are included in the commercial and industrial classification, are fully guaranteed by the Small Business Administration, and, as such, no allowance for loan losses was recorded against the $391,826,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of June 30, 2021.

For the six months ended June 30, 2021, Mid Penn had net loan charge-offs of $816,000 compared to net charge-offs of $48,000 during the same period in 2020, with the increase largely attributable to the workout of two larger nonperforming loans during the first quarter of 2021.  None of the charge offs during the six months ended June 30, 2021 or 2020 were a result of the COVID-19 pandemic.  Loans charged off during the first six months of 2021 totaled $905,000 and included three commercial and industrial loans for $859,000, two commercial real estate construction loans for $23,000, two residential mortgage loans for $11,000, three consumer loans for $8,000, and $4,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the six months ended June 30, 2021 and 2020 are summarized as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$13,382	$9,515

Loans charged off during period	(905)	(70)
Recoveries of loans previously charged off	89	22
Net charge-offs	(816)	(48)

Provision for loan and lease losses	2,150	1,600
Balance, end of period	$14,716	$11,067

Ratio of net loan charge-offs to average loans outstanding, annualized	0.06%	0.01%

Ratio of allowance for loan losses to net loans at end of period	0.59%	0.45%

Excluding PPP loans, which are guaranteed by the SBA and have no associated loss allowance, the allowance for loan and lease losses as a percentage of core loans (a non-GAAP financial measure) was 0.70 percent as of June 30, 2021 compared to 0.67 percent as of December 31, 2020 and 0.60 percent as of June 30, 2020.

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of June 30, 2021, December 31, 2020, and June 30, 2020.

(Dollars in thousands)
	June 30, 2021	December 31, 2020	June 30, 2020
Nonperforming Assets:
Nonaccrual loans	$8,233	$15,047	$13,804
Accruing troubled debt restructured loans	449	463	477
Total nonperforming loans	8,682	15,510	14,281

Foreclosed real estate	11	134	1,718
Total non-performing assets	8,693	15,644	15,999

Accruing loans 90 days or more past due	—	—	800
Total risk elements	$8,693	$15,644	$16,799

Nonperforming loans as a % of total
loans outstanding	0.35%	0.65%	0.58%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.35%	0.66%	0.65%

Ratio of allowance for loan losses
to nonperforming loans	169.50%	86.28%	77.49%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Total nonperforming assets were $8,693,000 at June 30, 2021, a substantial decrease compared to nonperforming assets of $15,644,000 at December 31, 2020 and $16,799,000 at June 30, 2020. The decrease in nonperforming assets was primarily the result of the successful workout of two nonaccrual commercial relationships totaling $9,123,000, occurring in the first half of 2021:

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

•

Additionally, during the first quarter of 2021, as part of the workout plan related to one commercial loan relationship consisting of five loans totaling $1,769,000 (reclassified to nonaccrual status in 2020), management capitalized on a strong offer from a qualified buyer on property collateralizing the loans, thereby avoiding a likely costly, long-term bankruptcy and foreclosed real estate situation.  The proceeds of the sale of the collateral were applied to the existing loans and management agreed to a partial charge-off of $255,000.

Given these large workouts, nonperforming assets were 0.35 percent of the total of loans plus other real estate assets as of June 30, 2021, a significant and favorable reduction compared to 0.66 percent at December 31, 2020 and 0.65 percent as of June 30, 2020.  Loan loss reserves as a percentage of nonperforming loans increased to 170 percent at June 30, 2021, compared to 84 percent at December 31, 2020 and 77 percent at June 30, 2020.

Two loan relationships which account for $4,141,000 of the nonperforming loan balance as of June 30, 2021 are discussed in more detail below.

Loan relationship no. 1 – At June 30, 2021, the contractual outstanding principal balance of this loan relationship totaled $1,846,000 and was comprised of three loans acquired in 2018. These loans were transferred from accrual to nonaccrual status during the second quarter of 2021 and a specific allowance allocation of $1,056,000 is assigned to this relationship.  Management is pursuing diligent workout efforts, including proceeds from the sale of pledged collateral, to restore the loan to current status and to collect the remaining outstanding balance.

Loan relationship no. 2 - The contractual outstanding principal balance of this loan relationship was $2,295,000 at June 30, 2021 and was comprised of two loans acquired in 2018. These loans were transferred from accrual to nonaccrual status during the second quarter of 2020.  These loans are collateralized primarily by commercial real estate, and, given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been currently assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

The decrease in foreclosed real estate from $134,000 at December 31, 2020 to $11,000 at June 30, 2021 was driven by the sale of three foreclosed real estate properties totaling $143,000 during the second quarter of 2021.  These sales were partially offset by the transfer of three small loans among two borrowers totaling $20,000 from nonaccrual status to foreclosed real estate during the first quarter of 2021.

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

(Dollars in thousands)
	June 30, 2021	December 31, 2020
Period ending total loans outstanding	$2,495,192	$2,384,041
Allowance for loan and lease losses	14,716	13,382
Total Nonperforming loans	8,682	15,510
Nonperforming and impaired loans with partial charge-offs	648	836

Ratio of nonperforming loans with partial charge-offs
to total loans	0.03%	0.04%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	7.46%	5.39%

Coverage ratio net of nonperforming loans with
partial charge-offs	183.17%	91.20%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.59%	0.56%

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

Mid Penn had loans with an aggregate balance of $8,682,000 which were deemed by management to be impaired at June 30, 2021, including $1,670,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015 and the Scottdale and First Priority acquisitions in 2018.  Of the $7,012,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $218,000 were commercial and industrial relationships, $3,673,000 were commercial real estate relationships, $2,339,000 were home equity relationships, $759,000 were residential relationships, and $23,000 were commercial real estate – construction relationships.  There were specific loan loss reserve allocations of $1,332,000 against $2,712,000 of commercial real estate loan relationships and $62,000 of specific loan loss reserve allocations against $218,000 of commercial and industrial loan relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

Management believes, based on information currently available, that the allowance for loan losses of $14,716,000 is adequate as of June 30, 2021 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

Liquidity

Mid Penn’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.  Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding corporate operations.  Sources of liquidity are as follows:

•	a growing core deposit base;
•	proceeds from the sale or maturity of investment securities;
•	proceeds from interest-bearing time deposits with other financial institutions;
•	payments received on loans and mortgage-backed securities;
•	overnight correspondent bank borrowings on various credit lines; and
•	borrowing capacity available from the FHLB and the Federal Reserve Discount Window available to Mid Penn.

The major sources of cash received in the first six months of 2021 were from the $307,544,000 net increase in deposits, $185,016,000 of proceeds from sales of mortgage loans originated for sale, $71,272,000 net increase in short-term borrowings (from the PPPLF), and $70,238,000 of net proceeds from a common stock public offering.

Major uses of cash in the first half of 2021 were $178,492,000 to fund mortgage loans originated for sale, and $111,987,000 to fund portfolio loan growth.

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

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of June 30, 2021 and December 31, 2020.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of June 30, 2021 and December 31, 2020.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of June 30, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty-percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of June 30, 2021.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of June 30, 2021 and December 31, 2020.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $57,000 at June 30, 2021 and $70,000 at December 31, 2020.

Subordinated Debt Assumed July 2018 with the First Priority Acquisition

On December 18, 2020, Mid Penn redeemed the full $9,500,000 of the First Priority subordinated debt notes assumed on July 31, 2018 with the First Priority acquisition.  The redemption occurred promptly following the expiration of the Notes’ noncallable period and upon receipt of the required regulatory approval as the notes were Tier 2 qualifying capital.  Mid Penn fully recognized the related redemption pricing fees of $143,000 in the fourth quarter of 2020.

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

Capital Resources

Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements.  Accordingly, capital management has been, and will continue to be, of paramount importance to Mid Penn.

Shareholders’ equity increased by $85,881,000 or 34 percent from $255,688,000 as of December 31, 2020 to $341,569,000 as of June 30, 2021. The increase in shareholders’ equity primarily reflects both (i) the impact of the common stock capital raise which resulted in the issuance of 2,990,000 shares of Mid Penn common stock and an increase of over $70 million in common stock capital, and (ii) growth in retained earnings through year-to-date net income, less dividends declared and paid through the first six months of 2021. Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both June 30, 2021 and December 31, 2020.

Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At June 30, 2021, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2021 and December 31, 2020:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of June 30, 2021:
Tier 1 Capital (to Average Assets)	$274,676	8.8%	$124,254	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	274,676	13.1%	147,301	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	274,676	13.1%	178,866	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	332,553	15.8%	220,952	10.5%	N/A	N/A

Mid Penn Bank
As of June 30, 2021:
Tier 1 Capital (to Average Assets)	$267,056	8.6%	$124,226	4.0%	$155,282	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	267,056	12.7%	147,248	7.0%	136,730	6.5%
Tier 1 Capital (to Risk Weighted Assets)	267,056	12.7%	178,801	8.5%	168,283	8.0%
Total Capital (to Risk Weighted Assets)	281,840	13.4%	220,872	10.5%	210,354	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2020:
Tier 1 Capital (to Average Assets)	$188,501	6.8%	$111,201	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	137,351	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	166,783	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	246,529	12.6%	206,026	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2020:
Tier 1 Capital (to Average Assets)	$218,676	7.9%	$111,166	4.0%	$138,958	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	137,288	7.0%	127,482	6.5%
Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	166,707	8.5%	156,901	8.0%
Total Capital (to Risk Weighted Assets)	232,124	11.8%	205,933	10.5%	196,126	10.0%

(a)	Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

MID PENN BANCORP, INC.

RECONCILIATION OF NON-GAAP MEASURES (Unaudited):

This Form 10-Q contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Mid Penn believes that non-PPP core banking loans are useful to investors as they are indicative of portfolio loans and related growth from traditional bank activities, and excludes short-term or nonrecurring loans from special programs like the PPP. The ratio of the allowance for loan losses to non-PPP core banking loans is useful to investors as it highlights the true coverage ratio of the allowance excluding those loans that are 100 percent guaranteed by the SBA through the PPP and, therefore, do not require an allowance assessment.  These non-GAAP disclosures have limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of Mid Penn’s results and financial condition as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding Mid Penn’s ongoing operating results. This supplemental presentation should not be construed as an inference that Mid Penn’s future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

(Dollars in thousands)	June 30,	December 31,	June 30,
	2021	2020	2020
Loans and leases, net of unearned interest	$2,495,192	$2,384,041	$2,445,765
Less: PPP loans, net of deferred fees	391,826	388,313	588,667
Non-PPP core banking loans	2,103,366	1,995,728	1,857,098

Allowance for loan and lease losses	$14,716	$13,382	$11,067

Ratio of allowance for loan losses to net loans at end of period	0.59%	0.56%	0.45%

Ratio of allowance for loan losses to non-PPP core banking loans at end of period	0.70%	0.67%	0.60%

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At June 30, 2021, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

June 30, 2021			December 31, 2020
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	29.03%	≥ -20%	300	15.69%	≥ -20%
200	18.88%	≥ -15%	200	10.03%	≥ -15%
100	9.06%	≥ -10%	100	4.72%	≥ -10%
0			0
(100)	-4.00%	≥ -10%	(100)	-3.97%	≥ -10%
(200)	-9.39%	≥ -15%	(200)	-9.30%	≥ -15%
(300)	-14.79%	≥ -20%	(300)	-14.45%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of June 30, 2021, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the six months ended June 30, 2021.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, to determine if there were material changes applicable to the three and six months ended June 30, 2021.  There are no material changes to such risk factors, other those described below relative to our announced acquisition of Riverview.

We are expected to incur substantial costs related to the Merger and integration.

We have incurred and expect to incur a number of non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees and financial printing and other related costs. Some of these costs are payable by us regardless of whether or not the Merger is completed.

The combined company is expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

Combining Mid Penn and Riverview may be more difficult, costly or time consuming than expected and Mid Penn and Riverview may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of Mid Penn and Riverview. To realize the anticipated benefits and cost savings from the Merger, Mid Penn and Riverview must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If Mid Penn and Riverview are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.

Mid Penn and Riverview have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the two companies may also divert management attention and resources. In addition, the impacts of the COVID-19 pandemic may make it more costly or more difficult to integrate the businesses of Mid Penn and Riverview, which, in turn, may make it more difficult for the combined company to realize anticipated synergies or cost savings in the amounts estimated or in the timeframe contemplated or at all. These integration matters could have an adverse effect on each of Mid Penn and Riverview during this transition period and for an undetermined period after completion of the Merger on the combined company.

The future results of the combined company following the Merger may suffer if the combined company does not effectively manage its expanded operations.

Following the Merger, the size of the business of the combined company will increase significantly beyond the current size of either Mid Penn’s or Riverview’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the Merger.

The combined company may be unable to retain Mid Penn or Riverview personnel successfully while the Merger is pending or after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain key employees currently employed by Mid Penn and Riverview. It is possible that these employees may decide not to remain with Mid Penn or Riverview, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If Mid Penn and Riverview are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, Mid Penn and Riverview could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In

MID PENN BANCORP, INC.

addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Mid Penn and Riverview to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Mid Penn and Riverview may not be able to locate or retain suitable replacements for any key employees who leave either company.

The COVID-19 pandemic may delay and adversely affect the completion of the Merger.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of Mid Penn and Riverview. If the effects of the COVID-19 pandemic cause continued or extended decline in the economic environment and the financial results of Mid Penn or Riverview, or the business operations of Mid Penn or Riverview are further disrupted as a result of the COVID-19 pandemic, efforts to complete the Merger and integrate the businesses of Mid Penn and Riverview may also be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and the Federal Reserve, the FDIC and/or other regulators may impose additional requirements on Mid Penn or Riverview that must be satisfied prior to completion of the Merger, which could delay and adversely affect the completion of the Merger.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the FDIC and other regulatory authorities. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; changes in legislation or the political environment, including as a result of changes of the U.S. executive administration, Congressional leadership and regulatory agency leadership; or impacts and disruptions resulting from the COVID-19 pandemic.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, require branch divestitures, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or will otherwise reduce the anticipated benefits of the Merger. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any governmental entity of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

Despite the parties’ commitments to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, neither Mid Penn, Riverview nor their respective subsidiaries is required under the terms of the Merger Agreement to take any action, or commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be likely to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Merger.

Termination of the Merger Agreement could negatively affect Mid Penn.

If the Merger is not completed for any reason, including as a result of Mid Penn shareholders or Riverview shareholders failing to approve the proposal for the Merger, there may be various adverse consequences and Mid Penn may experience negative reactions from the financial markets and from their customers and employees. For example, Mid Penn’s businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.

Additionally, Mid Penn has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, including legal, accounting and financial advisory costs, as well as the costs and expenses of filing, printing and mailing the joint proxy statement/prospectus for the Merger, and all filing and other fees paid to the SEC in connection with the Merger. If the Merger is not completed, Mid Penn would have to pay these expenses without realizing the expected benefits of the Merger.

Mid Penn will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Mid Penn. These uncertainties may impair Mid Penn’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with Mid Penn to seek to change existing business relationships with Mid Penn. In addition, subject to certain exceptions, Mid Penn has agreed to operate its business in the ordinary course prior to closing, and has agreed not to take certain actions, which could cause Mid Penn to be unable to pursue other beneficial opportunities that may arise prior to the completion of the Merger.

MID PENN BANCORP, INC.

Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively affect the business and operations of Mid Penn.

Mid Penn may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of Mid Penn and could prevent or delay the consummation of the Merger.

The Merger Agreement subjects Mid Penn to certain restrictions on its business activities prior to the effective time of the Merger.

The Merger Agreement subjects Mid Penn to certain restrictions on its business activities prior to the effective time of the Merger. Subject to certain specified exceptions, the Merger Agreement obligates Mid Penn to, and to cause each of its subsidiaries to, take no action that would reasonably be likely to adversely affect or delay the ability of either Mid Penn or Riverview to obtain any necessary approvals of any regulatory agency or other governmental entity required for the transactions contemplated by the Merger Agreement or to perform its respective covenants and agreements under the Merger Agreement or to consummate the transactions contemplated by the Merger Agreement on a timely basis. These restrictions could prevent Mid Penn from pursuing certain business opportunities that arise prior to the effective time.

The COVID-19 pandemic’s impact on the combined company’s business and operations is uncertain.

The extent to which the COVID-19 pandemic will negatively affect the business, financial condition, liquidity, capital and results of operations of the combined company will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the direct and indirect impact of the COVID-19 pandemic on employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on the combined company’s business, and there is no guarantee that efforts by the combined company to address the adverse impacts of the COVID-19 pandemic will be effective.

Even after the COVID-19 pandemic has subsided, the combined company may continue to experience adverse impacts to its business as a result of the COVID-19 pandemic’s global economic impact, including reduced availability of credit, adverse impacts on liquidity and the negative financial effects from any recession or depression that may occur.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the buyback remains available as it was extended through March 19, 2022 by Mid Penn’s Board of Directors on April 28, 2021. The treasury stock repurchase program authorized the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 4.7% of the issued shares based on Mid Penn’s closing stock price and shares issued as of June 30, 2021.  Under the program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

A summary of treasury stock activity during the six months ended June 30, 2021 is presented below.

				Approximate Dollar
			Total Number of Shares	Value of Shares That
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1 - January 31, 2021	—	$—	—	$13,205,325
February 1 - February 28, 2021	5,800	$22.09	98,452	$13,077,211
March 1 - March 31, 2021	—	$—	—	$13,077,211
April 1 - April 30, 2021	—	$—	—	$13,077,211
May 1 - May 31, 2021	—	$—	—	$13,077,211
June 1 - June 30, 2021	—	$—	—	$13,077,211

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

•

Exhibit 2.1 – Agreement and Plan of Merger, dated as of June 30, 2021, by and between Riverview Financial Corporation, and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-13677) filed with the SEC on June 30, 2021.)

•

Exhibit 3(i) – The Registrant’s amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended September 30, 2019).

•	Exhibit 3(ii) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed with the SEC on August 30, 2010.)
•	Exhibit 10.1 – Letter Agreement, dated June 30, 2021, by and between Mid Penn Bancorp, Inc. and Castle Creek Capital Partners VI, L.P.
•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document
•	Exhibit 101.CAL – Inline XBRL Taxonomy Extension Calculation Linkbase Document
•	Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document
•	Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document
•	Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document
•	Exhibit 104 – Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
Chairman, President and CEO
(Principal Executive Officer)

Date:	August 6, 2021

By:	/s/ Michael D. Peduzzi, CPA
Michael D. Peduzzi, CPA
Senior Executive Vice President and Chief Financial Officer

Date:	August 6, 2021