Form 10-Q
period 2021-09-30
MID PENN BANCORP INC
filed 2021-11-08
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, the registrant had 11,433,554 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “Corporation” “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$40,134	$31,284
Interest-bearing balances with other financial institutions	2,536	1,541
Federal funds sold	712,272	270,899
Total cash and cash equivalents	754,942	303,724

Investment securities held to maturity, at amortized cost (fair value $155,680 and $132,794)	152,791	128,292
Investment securities available for sale, at fair value	5,015	5,748
Equity securities available for sale, at fair value	505	515
Loans held for sale	23,154	25,506
Loans and leases, net of unearned interest	2,370,429	2,384,041
Less: Allowance for loan and lease losses	(14,233)	(13,382)
Net loans and leases	2,356,196	2,370,659

Bank premises and equipment, net	25,562	24,886
Operating lease right of use asset	9,942	10,157
Finance lease right of use asset	3,132	3,267
Cash surrender value of life insurance	17,406	17,183
Restricted investment in bank stocks	7,906	7,594
Accrued interest receivable	10,008	12,971
Deferred income taxes	4,133	3,619
Goodwill	62,840	62,840
Core deposit and other intangibles, net	3,537	4,360
Foreclosed assets held for sale	11	134
Other assets	16,107	17,493
Total Assets	$3,453,187	$2,998,948

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$661,890	$536,224
Interest-bearing demand	745,833	605,567
Money Market	905,742	720,506
Savings	205,842	195,038
Time	442,574	417,245
Total Deposits	2,961,881	2,474,580

Short-term borrowings	—	125,617
Long-term debt	74,858	75,115
Subordinated debt	44,599	44,580
Operating lease liability	10,950	11,200
Accrued interest payable	1,901	2,007
Other liabilities	9,690	10,161
Total Liabilities	3,103,879	2,743,260

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; Shares issued: 11,532,006 at September 30, 2021 and 8,511,835 at December 31, 2020; Shares outstanding: 11,433,554 at September 30, 2021 and 8,419,183 at December 31, 2020	11,532	8,512
Additional paid-in capital	246,830	178,853
Retained earnings	92,722	70,175
Accumulated other comprehensive income (loss)	147	(57)
Treasury stock, at cost; 98,452 shares at September 30, 2021 and 92,652 shares at December 31, 2020	(1,923)	(1,795)
Total Shareholders’ Equity	349,308	255,688
Total Liabilities and Shareholders' Equity	$3,453,187	$2,998,948

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans and leases	$29,590	$25,136	$87,755	$72,501
Interest and dividends on investment securities:
U.S. Treasury and government agencies	285	278	688	1,409
State and political subdivision obligations, tax-exempt	279	265	834	734
Other securities	277	406	870	882
Total Interest and Dividends on Investment Securities	841	949	2,392	3,025

Interest on other interest-bearing balances	1	3	5	36
Interest on federal funds sold	308	34	485	447
Total Interest Income	30,740	26,122	90,637	76,009
INTEREST EXPENSE
Interest on deposits	2,909	3,767	8,791	13,156
Interest on short-term borrowings	133	181	539	226
Interest on long-term and subordinated debt	704	766	2,111	2,208
Total Interest Expense	3,746	4,714	11,441	15,590
Net Interest Income	26,994	21,408	79,196	60,419
PROVISION FOR LOAN AND LEASE LOSSES	425	1,100	2,575	2,700
Net Interest Income After Provision for Loan and Lease Losses	26,569	20,308	76,621	57,719
NONINTEREST INCOME
Mortgage banking income	3,162	3,107	8,382	5,927
Income from fiduciary and wealth management activities	618	462	1,716	1,267
Service charges on deposits	223	140	552	460
ATM debit card interchange income	630	535	1,854	1,426
Net gain on sales of SBA loans	105	173	560	435
Merchant services income	58	95	359	276
Earnings from cash surrender value of life insurance	74	75	223	227
Net gain on sales of investment securities	79	150	79	393
Other income	560	565	2,148	1,447
Total Noninterest Income	5,509	5,302	15,873	11,858
NONINTEREST EXPENSE
Salaries and employee benefits	10,342	10,279	29,873	26,546
Occupancy expense, net	1,318	1,338	4,115	4,110
Equipment expense	745	713	2,237	2,148
Software licensing and utilization	1,551	1,363	4,493	3,881
Pennsylvania bank shares tax expense	498	409	1,022	869
FDIC Assessment	461	547	1,364	1,216
Legal and professional fees	610	336	1,591	1,037
Charitable contributions qualifying for State tax credits	—	—	635	545
Mortgage banking profit-sharing expense	1,140	390	2,005	540
Marketing and advertising expense	174	104	466	406
Telephone expense	134	134	409	405
Gain on sale or write-down of foreclosed assets, net	(7)	(8)	(26)	(8)
Intangible amortization	266	317	823	966
Merger and acquisition expense	198	—	720	—
Other expenses	2,589	2,252	7,306	6,497
Total Noninterest Expense	20,019	18,174	57,033	49,158
INCOME BEFORE PROVISION FOR INCOME TAXES	12,059	7,436	35,461	20,419
Provision for income taxes	2,272	889	6,749	3,221
NET INCOME	$9,787	$6,547	$28,712	$17,198

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.86	$0.78	$2.85	$2.04
Cash Dividends Declared	$0.20	$0.18	$0.59	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,
	2021	2020

Net income	$9,787	$6,547

Other comprehensive (loss):

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of $8 and $24, respectively	29	90

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($17) and ($32), respectively (a)	(62)	(118)

Change in defined benefit plans, net of income taxes of ($10) and ($27), respectively (b)	(36)	(101)

Reclassification adjustment for settlement losses and other activity related to benefit
plans, net of income taxes of ($1) and ($1), respectively (c)	(3)	(5)

Total other comprehensive loss	(72)	(134)

Total comprehensive income	$9,715	$6,413

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020

Net income	$28,712	$17,198

Other comprehensive income (loss):

Unrealized income arising during the period on available-for-sale
securities, net of income taxes of $13 and $111, respectively	51	419

Reclassification adjustment for net gain on sales of available-for-sale securities
included in net income, net of income taxes of ($17) and ($83), respectively (a)	(62)	(310)

Change in defined benefit plans, net of income tax impact of $70 and ($194), respectively (b)	262	(741)

Reclassification adjustment for settlement (gains) losses and other activity related to benefit
plans, net of income taxes of ($12) and $1, respectively (c)	(47)	5

Total other comprehensive income (loss)	204	(627)

Total comprehensive income	$28,916	$16,571

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate element within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(c)

The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss.  Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.  Please reference Note 11 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688
Net income	—	—	9,312	—	—	9,312
Total other comprehensive income, net of taxes	—	—	—	558	—	558
Common stock dividends declared	—	—	(1,599)	—	—	(1,599)
Repurchased stock (5,800 shares)	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan (1,459 shares)	2	38	—	—	—	40
Director Stock Purchase Plan (1,253 shares)	1	32	—	—	—	33
Restricted stock activity	—	132	—	—	—	132
Balance, March 31, 2021	$8,515	$179,055	$77,888	$501	$(1,923)	$264,036

Net income	—	—	9,613	—	—	9,613
Total other comprehensive loss, net of taxes	—	—	—	(282)	—	(282)
Common stock dividends declared	—	—	(2,281)	—	—	(2,281)
Common shares issued through follow-on public offering (2,990,000 shares), net of underwriting discounts and offering expenses	2,990	67,248	—	—	—	70,238
Employee Stock Purchase Plan (1,388 shares)	1	37	—	—	—	38
Director Stock Purchase Plan (1,229 shares)	1	33	—	—	—	34
Restricted stock activity	—	173	—	—	—	173
Balance, June 30, 2021	$11,507	$246,546	$85,220	$219	$(1,923)	$341,569

Net income	—	—	9,787	—	—	9,787
Total other comprehensive loss, net of taxes	—	—	—	(72)	—	(72)
Common stock dividends declared	—	—	(2,285)	—	—	(2,285)
Employee Stock Purchase Plan (1,784 shares)	2	47	—	—	—	49
Director Stock Purchase Plan (1,225 shares)	1	32	—	—	—	33
Restricted stock activity (21,833 shares)	22	205	—	—	—	227
Balance, September 30, 2021	$11,532	$246,830	$92,722	$147	$(1,923)	$349,308

The accompanying notes are an integral part of these consolidated financial statements.

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2020	$8,481	$178,159	$50,891	$343	$—	$237,874
Net income	—	—	3,818	—	—	3,818
Total other comprehensive loss, net of taxes	—	—	—	(395)	—	(395)
Common stock dividends declared	—	—	(1,950)	—	—	(1,950)
Employee Stock Purchase Plan (1,647 shares)	1	32	—	—	—	33
Director Stock Purchase Plan (1,743 shares)	2	33	—	—	—	35
Restricted stock activity	—	96	—	—	—	96
Balance, March 31, 2020	$8,484	$178,320	$52,759	$(52)	$—	$239,511

Net income	—	—	6,833	—	—	6,833
Total other comprehensive loss, net of taxes	—	—	—	(98)	—	(98)
Common stock dividends declared	—	—	(1,523)	—	—	(1,523)
Repurchased stock (80,523 shares)	—	—	—	—	(1,560)	(1,560)
Employee Stock Purchase Plan (2,365 shares)	3	42	—	—	—	45
Director Stock Purchase Plan (2,231 shares)	2	39	—	—	—	41
Restricted stock activity	—	96	—	—	—	96
Balance, June 30, 2020	$8,489	$178,497	$58,069	$(150)	$(1,560)	$243,345

Net income	—	—	6,547	—	—	6,547
Total other comprehensive loss, net of taxes	—	—	—	(134)	—	(134)
Common stock dividends declared	—	—	(1,517)	—	—	(1,517)
Repurchased stock (12,129 shares)	—	—	—	—	(233)	(233)
Employee Stock Purchase Plan (2,113 shares)	2	34	—	—	—	36
Director Stock Purchase Plan (2,434 shares)	2	39	—	—	—	41
Restricted stock activity (14,770 shares)	15	89	—	—	—	104
Balance, September 30, 2020	$8,508	$178,659	$63,099	$(284)	$(1,793)	$248,189

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net Income	$28,712	$17,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	2,575	2,700
Depreciation	2,463	2,393
Amortization of intangibles	823	966
Net amortization of security discounts/premiums	471	565
Amortization of operating lease right of use assets	1,279	1,269
Amortization of finance lease right of use asset	135	135
Gain on sales of investment securities	(79)	(393)
Earnings on cash surrender value of life insurance	(223)	(227)
Mortgage loans originated for sale	(257,133)	(243,179)
Proceeds from sales of mortgage loans originated for sale	267,867	226,590
Gain on sale of mortgage loans	(8,382)	(5,927)
SBA loans originated for sale	(5,923)	(6,410)
Proceeds from sales of SBA loans originated for sale	6,483	6,845
Gain on sale of SBA loans	(560)	(435)
(Gain) loss on disposal or write-down of property, plant, and equipment	(52)	45
Gain on sale or write-down of foreclosed assets	(26)	(8)
Stock compensation expense	532	296
Deferred income tax benefit	(295)	(2,773)
Decrease (increase) in accrued interest receivable	2,963	(6,699)
Decrease in other assets	1,386	1,247
(Decrease) increase in accrued interest payable	(106)	632
Net change in operating lease liability	(1,314)	(1,332)
(Decrease) increase in other liabilities	(40)	5,398
Net Cash Provided By (Used In) Operating Activities	41,556	(1,104)

Investing Activities:
Proceeds from the sale of available-for-sale securities	5,178	91,854
Proceeds from the maturity or call of available-for-sale securities	2,500	8,513
Purchases of available-for-sale securities	(6,893)	(71,297)
Proceeds from the maturity or call of held-to-maturity securities	40,014	93,029
Purchases of held-to-maturity securities	(64,972)	(95,758)
Purchases of equity securities, available for sale	—	(1,000)
Purchases of restricted investment in bank stock	(312)	(2,824)
Net decrease (increase) in loans and leases	11,835	(760,645)
Purchases of bank premises and equipment	(3,149)	(2,938)
Proceeds from the sale of bank premises and equipment	62	—
Proceeds from the sale of foreclosed assets	202	17
Net Cash Used In Investing Activities	(15,535)	(741,049)

Financing Activities:
Net increase in deposits	487,301	544,004
Net (decrease) increase in short-term borrowings	(125,617)	203,842
Common stock dividends paid	(6,586)	(4,990)
Proceeds from Employee Stock Purchase Plan stock issuance	127	108
Proceeds from Director Stock Purchase Plan stock issuance	100	111
Proceeds from follow-on common stock public offering	70,238	—
Treasury stock purchased	(128)	(1,793)
Net change in finance lease liability	(65)	(62)
Proceeds from the issuance of subordinated debt	—	15,000
Issuance of long-term debt	—	70,000
Long-term debt repayment	(173)	(27,740)
Net Cash Provided By Financing Activities	425,197	798,480

Net increase in cash and cash equivalents	451,218	56,327
Cash and cash equivalents, beginning of period	303,724	139,030
Cash and cash equivalents, end of period	$754,942	$195,357

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,547	$14,958
Cash paid for income taxes	8,835	2,370

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$1,064	$—
Recognition of operating lease liabilities	1,064	—
Asset transferred to bank premises and equipment held for sale	—	210
Loans transferred to foreclosed assets held for sale	53	1,529

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)Basis of Presentation

The accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and non-bank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional non-bank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of September 30, 2021, the accounts and activities of these non-bank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting.  All material intercompany accounts and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Mid Penn believes the information presented is not misleading, and the disclosures are adequate.  For comparative purposes, the balances for the periods ending September 30, 2020 and December 31, 2020 have been reclassified, when necessary, to conform to the 2021 presentation.  Such reclassifications had no impact on net income or total shareholders’ equity. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.  Except for adjustments made related to the adoption of new accounting standards, in the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.

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

MID PENN BANCORP, INC.

Equity Securities

In accordance with ASC Topic 825, Financial Instruments, Mid Penn reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheets, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.  Mid Penn’s equity securities consisted of Community Reinvestment Act (“CRA”) funds with a fair value totaling $505,000 and $515,000 as of September 30, 2021 and December 31, 2020, respectively.  No equity securities were sold during the three or nine months ended September 30, 2021 or September 30, 2020.

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

Payroll Protection Program (“PPP”) Loans

Included in total loans as of September 30, 2021, within the commercial and industrial loan portfolio classification, are $229,679,000 of Paycheck Protection Program (“PPP”) loans, net of deferred fees, with this total being comprised of (i) $216,187,000 of PPP 2021 loans, net of deferred fees, originated during the first half of 2021; and (ii) $13,492,000 of PPP 2020 loans, net of deferred fees, originated during 2020 which, as of September 30, 2021, were still outstanding as the Small Business Administration (“SBA”) had not yet completed the loan forgiveness and repayment processing.  Comparatively, as of December 31, 2020, Mid Penn had $388,313,000 of PPP 2020 loans outstanding, net of deferred fees.  Mid Penn has been a significant participating lender under the PPP, which was originally created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, and extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020, and further extended to May 31, 2021 by the PPP Extension Act of 2021.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.

MID PENN BANCORP, INC.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  As of September 30, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the nine months ended September 30, 2021.   In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  As of September 30, 2021, Mid Penn had $8,236,000 of PPP deferred loan processing fees not yet realized as income, consisting of (i) $90,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $8,146,000 of loan processing fees received related to PPP loans funded during the first half of 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from PPP loans funded during the year ended December 31, 2020.  Mid Penn recognized $6,237,000 of PPP processing fees during the quarter ended September 30, 2021, compared to $2,583,000 of PPP processing fees for the same period of 2020. During the nine months ended September 30, 2021 and 2020, Mid Penn recognized $17,528,000 and $4,954,000 of PPP processing fees, respectively. PPP processing fees are reflected within interest and fees on loans and leases on the Consolidated Statements of Income.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopted the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  The allowance consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $68,000 at September 30, 2021 and $66,000 at December 31, 2020.

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

Mid Penn had $229,679,000 and $388,313,000 of PPP loans outstanding, net of deferred fees, as of September 30, 2021 and December 31, 2020, respectively, which though they are classified as commercial and industrial credits, the PPP loans are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to them.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  Loans acquired at fair value and included in the balance of loans and leases, net of unearned interest on the Consolidated Balance Sheets totaled $213,878,000 and $276,701,000 as of September 30, 2021 and December 31, 2020, respectively.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans, and discounting those cash flows at a market rate of interest.

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

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20.  These loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments.  Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans.  There is no allowance for loan losses established at the acquisition date for acquired performing loans.  An allowance for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

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

Mortgage Banking Derivative Financial Instruments

During the third quarter of 2021, Mid Penn began using mortgage banking derivative financial instruments as part of our overall strategy to manage exposure to market risk within our mortgage banking operations, primarily due to fluctuations in interest rates, and to reduce the risk of price volatility of loans in the commitment phase.

In connection with its mortgage banking activities, Mid Penn enters into interest rate lock commitments (IRLCs) to extend credit to a mortgage applicant within a specified period of time, provided certain specified terms and conditions are met, and with both the interest rate and the maximum loan amount set prior to funding.  This loan commitment binds Mid Penn (subject to approval of the loan) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. Outstanding IRLCs may expose Mid Penn to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan.  As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date.  The IRLC does not contractually obligate the borrower to close the loan, regardless of whether Mid Penn approves the loan.

Mid Penn originates all mortgage loans with the intention that the loans will be held for sale in the secondary market.  Mid Penn enters into forward mortgage loan sales commitments shortly after extending an IRLC to the borrower to mitigate interest rate risk related to the IRLC for mortgage loans originated for sale. Mid Penn enters into mortgage loan sales commitments as either (i) a mandatory commitment, meaning that the loan must be delivered at an agreed-upon price within a specified timeframe, or (ii) a best-effort commitment, meaning that the loan will be delivered if and when it closes, with a price that is typically less favorable than a mandatory commitment and often with a large markup. If a mandatory commitment is not delivered within the agreed-upon timeframe or price point, Mid Penn would likely be required to “pair out” of the commitment and may be subject to a pair-off fee.  In addition, Mid Penn enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale.

Mandatory forward loan sales commitments are accounted for as freestanding derivative instruments and are carried at fair value equal to the amount required to settle the commitment as of the reporting date based on the underlying mortgage loans and the probability of commitments being exercised.  Gross derivative assets and labilities are recorded within other assets and other liabilities on the consolidated balance sheet, with changes in fair value during the period recorded in other noninterest income in the Consolidated Statements of Income.

Best effort forward sales commitments are financial instruments which are carried at fair value under ASC 825 – Financial Instruments.  Fair value is estimated as the amount required to settle the commitment as of the reporting date, which is based on the underlying mortgage loans and the probability of commitments being exercised.  Gross derivative assets and liabilities are recorded within other assets and other liabilities on the consolidated balance sheet, with changes in fair value during the period in other noninterest income in the Consolidated Statements of Income.

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

MID PENN BANCORP, INC.

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and at September 30, 2021 and December 31, 2020, consisted of one former retail banking property which was closed and listed for sale on December 31, 2020 totaling $210,000. Bank premises and equipment designated as held for sale is included within other assets on the Consolidated Balance Sheets.  There were no impairment charges recorded during the three or nine months ended September 30, 2021 or 2020.

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

As of September 30, 2021, Mid Penn had no residential real estate held in other real estate owned and no loans for which formal foreclosure proceedings were in process.  As of December 31, 2020, Mid Penn had $134,000 of residential real estate held in other real estate owned and $13,000 in loans for which formal foreclosure proceedings were in process.

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

MID PENN BANCORP, INC.

Investments in Limited Partnerships

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $113,000 at September 30, 2021, and $146,000 at December 31, 2020, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

Mid Penn also has a limited partnership interest in a low-income housing project with thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization to date, was $6,150,000 and $6,682,000 on September 30, 2021 and December 31, 2020, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution totaled $7,506,000 and the investment was fully funded within a three-year period beginning in 2018 and ending during the first quarter of 2021.  The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the cost amortization method which began upon commencement of operations of the facility in December 2019. The project was formally awarded $8,530,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2019 through November 2029, with an annual LIHTC amount of approximately $853,000 to be awarded to Mid Penn in the year-ended December 31, 2021.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $3,506,000 and $4,311,000 at September 30, 2021 and December 31, 2020, respectively.  Core deposit amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $805,000 and $919,000 for the nine months ended September 30, 2021 and 2020, respectively.  Core deposit amortization was $262,000 and $300,000 for the three months ended September 30, 2021 and 2020, respectively. The core deposit intangible is being amortized over a ten-year period starting at each respective acquisition date and using the sum-of-the-year’s digits amortization method.  The current balance of the core deposit intangible includes unamortized assets from (i) the Phoenix Bancorp, Inc. acquisition (“Phoenix”) in March 2015 (ii) The Scottdale Bank and Trust Company acquisition (“Scottdale”) in January 2018, and (iii) the First Priority Financial Corp. acquisition (“First Priority) in July 2018. Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  For much of the year ended December 31, 2020, and through the nine months ended September 30, 2021, the novel coronavirus (“COVID-19”) global pandemic has continued to impact the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this ongoing COVID-19 pandemic resulted in any impairment to Mid Penn’s business and the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, and as reflected in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, Mid Penn has recognized substantial total deposit growth of $487,300,000 or 20 percent (26 percent annualized) during the first nine months of 2021, and total deposit growth of $562,186,000 or 29 percent during the year ended December 31, 2020, with none of this growth attributable to brokered deposits.  Subsequent to September 30, 2021, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of core deposit intangible impairment.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was $62,840,000 at both September 30, 2021 and December 31, 2020, and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent comprehensive impairment evaluation which was performed as of October 31, 2020 and has been evaluated regularly for impairment given the ongoing pandemic.

For the prior year third quarter and nine-month reporting periods, and in support of the related Corporation and Bank financial reports, Mid Penn management performed a “Step One” goodwill analysis to determine whether the current or expected impact from the COVID-19 global pandemic resulted in any impairment to Mid Penn’s business and the recorded value of its goodwill intangible asset.  Based upon this goodwill analysis, Mid Penn management determined that there was no impairment to its goodwill in the interim 2020 periods.  Changes in economic and operating conditions, including those resulting from the continuing COVID-19 pandemic and its implications to the country, the economy, and specifically Mid Penn continue to evolve, could result in goodwill impairment in future periods.

Revenue from Contracts with Customers

MID PENN BANCORP, INC.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance - September 30, 2021	$(14)	$161	$147

Balance - December 31, 2020	$(3)	$(54)	$(57)

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

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for both the third quarter of 2021 and year-to-date 2021 earnings per share calculations.

The following data shows the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$9,787	$6,547	$28,712	$17,198

Weighted average common shares outstanding (basic)	11,423,487	8,415,252	10,064,655	8,447,417
Effect of dilutive unvested restricted stock grants	8,605	3,678	12,753	580
Weighted average common shares outstanding (diluted)	11,432,092	8,418,930	10,077,408	8,447,997

Basic earnings per common share	$0.86	$0.78	$2.85	$2.04
Diluted earnings per common share	$0.86	$0.78	$2.85	$2.04

There were no antidilutive instruments at September 30, 2021 and 2020.

MID PENN BANCORP, INC.

(3)Investment Securities

The majority of the investment portfolio is comprised of securities issued by state and political subdivision obligations and U.S. Treasury and government agencies.  The amortized cost, fair value, and unrealized gains and losses on investment securities at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2021
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	5,031	—	18	5,013
Total available-for-sale debt securities	5,033	—	18	5,015
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$43,732	$24	$334	$43,422
Mortgage-backed U.S. government agencies	27,799	690	3	28,486
State and political subdivision obligations	67,251	2,475	39	69,687
Corporate debt securities	14,009	151	75	14,085
Total held-to-maturity debt securities	152,791	3,340	451	155,680
Total	$157,824	$3,340	$469	$160,695

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2020
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	5,750	—	4	5,746
Total available-for-sale debt securities	5,752	—	4	5,748
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$11,511	$66	$—	$11,577
Mortgage-backed U.S. government agencies	40,810	948	15	41,743
State and political subdivision obligations	65,449	3,295	6	68,738
Corporate debt securities	10,522	215	1	10,736
Total held-to-maturity debt securities	128,292	4,524	22	132,794
Total	$134,044	$4,524	$26	$138,542

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

Investment securities having a fair value of $137,452,000 at September 30, 2021 and $102,959,000 at December 31, 2020 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings.  In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $362,520,000 as of September 30, 2021 and $288,950,000 as of December 31, 2020.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
September 30, 2021	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
Corporate debt securities	3	$2,982	$18	0	$—	$—	3	$2,982	$18
Total temporarily impaired available-for-sale debt securities	3	$2,982	$18	0	$—	$—	3	$2,982	$18

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	25	$37,598	$334	0	$—	$—	25	$37,598	$334
Mortgage-backed U.S. government agencies	2	566	3	0	—	—	2	566	3
State and political subdivision obligations	14	3,849	32	1	250	7	15	4,099	39
Corporate debt securities	5	5,924	75	0	—	—	5	5,924	75
Total temporarily impaired held-to-maturity debt securities	46	47,937	444	1	250	7	47	48,187	451
Total	49	$50,919	$462	1	$250	$7	50	$51,169	$469

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2020	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
Corporate debt securities	2	$3,497	$4	0	$—	$—	2	$3,497	$4
Total temporarily impaired available-for-sale securities	2	$3,497	$4	0	$—	$—	2	$3,497	$4

Held-to-maturity securities:
Mortgage-backed U.S. government agencies	8	$5,336	$15	0	$—	$—	8	$5,336	$15
State and political subdivision obligations	2	801	6	0	—	—	2	801	6
Corporate debt securities	1	449	1	0	—	—	1	449	1
Total temporarily impaired held to maturity securities	11	6,586	22	0	—	—	11	6,586	22
Total	13	$10,083	$26	0	$—	$—	13	$10,083	$26

MID PENN BANCORP, INC.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (i) whether management has the intent to sell the security, (ii) whether it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (iii) whether management expects to recover the entire amortized cost basis.  At September 30, 2021, the majority of securities in an unrealized loss position were U.S. government agency securities and state and political subdivision obligations.  At December 31, 2020, the majority of securities in an unrealized loss position were U.S. government agency and mortgage-back U.S. government agency securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of September 30, 2021, December 31, 2020, or September 30, 2020, and did not record any securities impairment charges in the respective periods ended on these dates.  This determination reflects management’s assessment that no securities in its portfolio were impaired as a result of any COVID-19 pandemic impacts, to date, to the repayment ability of the underlying issuers of securities.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three and nine months ended September 30, 2021 and 2020 are shown in the table below.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gains	$79	$150	$79	$405
Realized losses	—	—	—	(12)
Net gains	$79	$150	$79	$393

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of September 30, 2021.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
September 30, 2021	Cost	Value	Cost	Value
Due in 1 year or less	$—	$—	$3,891	$3,920
Due after 1 year but within 5 years	1,250	1,247	35,364	36,900
Due after 5 years but within 10 years	3,781	3,766	85,737	86,374
Due after 10 years	—	—	—	—
	5,031	5,013	124,992	127,194

Mortgage-backed securities	2	2	27,799	28,486
	$5,033	$5,015	$152,791	$155,680

MID PENN BANCORP, INC.

(4)Loans and Allowance for Loan and Lease Losses

As of September 30, 2021 and December 31, 2020, the types of loans in Mid Penn’s portfolio, summarized using Mid Penn’s internal risk rating system between those rated “pass” (net of deferred fees and costs of $10,676,000 as of September 30, 2021 and $9,084,000 as of December 31, 2020), which comprise the vast majority of the portfolio, and those classified as “special mention” and “substandard”, are as follows:

(Dollars in thousands)		Special
September 30, 2021	Pass	Mention	Substandard	Total
Commercial and industrial	$620,219	$9,957	$2,504	$632,680
Commercial real estate	1,126,698	6,926	7,721	1,141,345
Commercial real estate - construction	313,854	581	22	314,457
Residential mortgage	193,831	103	1,702	195,636
Home equity	75,338	—	2,674	78,012
Consumer	8,299	—	—	8,299
	$2,338,239	$17,567	$14,623	$2,370,429

(Dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Total
Commercial and industrial	$739,306	$9,928	$3,120	$752,354
Commercial real estate	1,084,123	1,708	13,825	1,099,656
Commercial real estate - construction	248,882	—	31	248,913
Residential mortgage	200,544	53	1,244	201,841
Home equity	71,856	3	2,365	74,224
Consumer	7,053	—	—	7,053
	$2,351,764	$11,692	$20,585	$2,384,041

All PPP loans, whether disbursed in 2020 or 2021, are included in commercial and industrial loans and are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as “pass” within Mid Penn’s internal risk rating system as of September 30, 2021.

Mid Penn had no loans classified as “doubtful” as of September 30, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$5	$36	$—	$899	$931	$—
Commercial real estate	920	1,309	—	8,215	8,574	—
Commercial real estate - construction	22	27	—	31	34	—
Residential mortgage	1,276	1,309	—	818	842	—
Home equity	2,420	2,423	—	2,365	2,395	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	1,355	1,590	—	1,419	1,693	—
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	273	620	—	323	568	—
Home equity	—	11	—	—	13	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$216	$247	$69	$553	$574	$533
Commercial real estate	294	363	129	887	994	274
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$221	$283	$69	$1,452	$1,505	$533
Commercial real estate	2,569	3,262	129	10,521	11,261	274
Commercial real estate - construction	22	27	—	31	34	—
Residential mortgage	1,549	1,929	—	1,141	1,410	—
Home equity	2,420	2,434	—	2,365	2,408	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$5	$—	$932	$—
Commercial real estate	938	—	7,171	5
Commercial real estate - construction	23	—	32	—
Residential mortgage	1,018	6	805	6
Home equity	2,379	—	2,396	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	1,368	—	1,428	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	281	—	347	—
Home equity	—	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$217	$—	$130	$—
Commercial real estate	1,503	—	560	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$222	$—	$1,062	$—
Commercial real estate	3,809	—	9,159	5
Commercial real estate - construction	23	—	32	—
Residential mortgage	1,299	6	1,152	6
Home equity	2,379	—	2,396	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Nine Months Ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$379	$—	$911	$—
Commercial real estate	2,671	1	7,325	5
Commercial real estate - construction	27	—	36	—
Residential mortgage	902	20	794	19
Home equity	2,364	—	1,210	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$1	$—
Commercial real estate	1,383	—	1,423	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	291	—	361	—
Home equity	—	—	1	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$187	$—	$67	$—
Commercial real estate	1,192	—	530	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$566	$—	$979	$—
Commercial real estate	5,246	1	9,278	5
Commercial real estate - construction	27	—	36	—
Residential mortgage	1,193	20	1,155	19
Home equity	2,364	—	1,211	—
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of September 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Commercial and industrial	$221	$1,452
Commercial real estate	2,569	10,520
Commercial real estate - construction	22	31
Residential mortgage	1,107	679
Home equity	2,420	2,365
	$6,339	$15,047

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of September 30, 2021 and December 31, 2020 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
September 30, 2021	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$360	$25	$196	$581	$632,099	$632,680	$—
Commercial real estate	79	32	779	890	1,139,100	1,139,990	—
Commercial real estate - construction	—	—	—	—	314,457	314,457	—
Residential mortgage	64	3	799	866	194,497	195,363	—
Home equity	—	—	2,321	2,321	75,691	78,012	—
Consumer	—	—	—	—	8,299	8,299	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	—	1,349	1,349	6	1,355	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	135	135	138	273	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$503	$60	$5,579	$6,142	$2,364,287	$2,370,429	$—

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2020	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$365	$1,017	$1,377	$2,759	$749,595	$752,354	$—
Commercial real estate	1,096	—	7,668	8,764	1,089,473	1,098,237	—
Commercial real estate - construction	—	—	—	—	248,913	248,913	—
Residential mortgage	126	—	282	408	201,110	201,518	—
Home equity	71	22	2,343	2,436	71,788	74,224	—
Consumer	—	6	—	6	7,047	7,053	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	9	—	1,402	1,411	8	1,419	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	168	168	155	323	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$1,667	$1,045	$13,240	$15,952	$2,368,089	$2,384,041	$—

MID PENN BANCORP, INC.

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan losses was recorded against the $229,679,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of September 30, 2021.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2021	$3,165	$9,977	$130	$499	$588	$2	$355	$14,716
Charge-offs	—	(1,043)	—	(3)	—	(11)	—	(1,057)
Recoveries	1	140	—	2	—	6	—	149
Provisions (credits)	204	(112)	3	(8)	15	5	318	425
Ending balance,
September 30, 2021	$3,370	$8,962	$133	$490	$603	$2	$673	$14,233

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2021	$3,066	$8,655	$134	$429	$507	$1	$590	$13,382
Charge-offs	(859)	(1,043)	(23)	(13)	—	(23)	—	(1,961)
Recoveries	2	206	—	13	—	16	—	237
Provisions	1,161	1,144	22	61	96	8	83	2,575
Ending balance,
September 30, 2021	3,370	8,962	133	490	603	2	673	14,233
Individually evaluated for impairment	69	129	—	—	—	—	—	198
Ending balance:
Collectively evaluated for impairment	$3,301	$8,833	$133	$490	$603	$2	$673	$14,035

Loans receivables:
Ending balance	$632,680	$1,141,345	$314,457	$195,636	$78,012	$8,299	$—	$2,370,429
Ending balance: individually evaluated for impairment	221	1,214	22	1,276	2,420	—	—	5,153
Ending balance: acquired with credit deterioration	—	1,355	—	273	—	—	—	1,628
Ending balance: collectively evaluated for impairment	$632,459	$1,138,776	$314,435	$194,087	$75,592	$8,299	$—	$2,363,648

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$3,066	$8,655	$134	$429	$507	$1	$590	$13,382
Ending balance: individually evaluated for impairment	533	274	—	—	—	—	—	807
Ending balance: collectively evaluated for impairment	$2,533	$8,381	$134	$429	$507	$1	$590	$12,575

Loans receivable:
Ending balance	$752,354	$1,099,656	$248,913	$201,841	$74,224	$7,053	$—	$2,384,041
Ending balance: individually evaluated for impairment	1,452	9,102	31	818	2,365	—	—	13,768
Ending balance: acquired with credit deterioration	—	1,419	—	323	—	—	—	1,742
Ending balance: collectively evaluated for impairment	$750,902	$1,089,135	$248,882	$200,700	$71,859	$7,053	$—	$2,368,531

(Dollars in thousands)
As of, and for the three months ended, September 30, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2020	$2,786	$7,241	$65	$427	$517	$2	$29	$11,067
Charge-offs	—	—	—	(4)	—	(4)	—	(8)
Recoveries	—	—	—	—	—	11	—	11
Provisions (credits)	138	529	(4)	47	14	(7)	383	1,100
Ending balance,
September 30, 2020	$2,924	$7,770	$61	$470	$531	$2	$412	$12,170

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2020	2,341	6,259	51	417	442	2	3	$9,515
Charge-offs	(45)	—	(7)	(4)	—	(22)	—	(78)
Recoveries	2	1	2	3	1	24	—	33
Provisions (credits)	626	1,510	15	54	88	(2)	409	2,700
Ending balance,
September 30, 2020	2,924	7,770	61	470	531	2	412	12,170
Individually evaluated for impairment	41	141	—	—	—	—	—	182
Ending balance:
collectively evaluated for impairment	$2,883	$7,629	$61	$470	$531	$2	$412	$11,988

Loans receivables:
Ending balance	$968,875	$1,021,418	$238,208	$215,589	$70,400	$7,337	$—	$2,521,827
Ending balance: individually evaluated for impairment	912	7,434	32	834	2,386	—	—	11,598
Ending balance: acquired with credit deterioration	—	1,426	—	342	—	—	—	1,768
Ending balance: collectively evaluated for impairment	$967,963	$1,012,558	$238,176	$214,413	$68,014	$7,337	$—	$2,508,461

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

Mid Penn’s troubled debt restructured loans at September 30, 2021 totaled $847,000 and included: (i) two accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $442,000, and (ii) $405,000 of troubled debt restructurings attributable to eight loans among six relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  The balance of these nonaccrual impaired troubled debt restructured loans as of September 30, 2021 was comprised of $339,000 in commercial real estate loans amongst two borrowers; one commercial real estate construction loan for $22,000, two residential mortgage loans for $39,000, and one commercial and industrial loan for $5,000.  As of September 30, 2021, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. In addition to contractual paydowns, the decrease in Mid Penn’s troubled debt restructured loan balance since December 31, 2020 reflects the successful workout of one nonaccrual impaired loan and the payoff of one accruing impaired loan during the third quarter of 2021.

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

The recorded investments in troubled debt restructured loans at September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
September 30, 2021	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$5
Commercial real estate	1,214	1,115	339
Commercial real estate - construction	40	40	22
Residential mortgage	647	645	481
	$1,909	$1,808	$847

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2020	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$6
Commercial real estate	1,806	1,707	933
Commercial real estate - construction	40	40	31
Residential mortgage	728	725	510
	$2,582	$2,480	$1,480

MID PENN BANCORP, INC.

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments, with some borrowers reverting to interest-only payments.  The majority of the deferrals granted by Mid Penn were for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest does continue to accrue on loans modified under the CARES Act during the deferral period.  As of September 30, 2021, the principal balance of loans remaining in a CARES Act qualifying deferment status totaled $3,571,000, or less than 1 percent of the total loan portfolio, a reduction compared to December 31, 2020, when $11,681,000 of loans, also representing less than 1 percent of the total loan portfolio, were in this deferment status.  Most borrowers who were granted a CARES Act deferral have returned to regular payment status.  Mid Penn remains in communication with each of the borrowers still in deferral status to assess the ongoing credit standing of the borrowers, and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix (March 2015), Scottdale (January 2018), and First Priority (July 2018) acquisitions for the three and nine months ended September 30, 2021 and 2020.

(Dollars in thousands)
	Three Months Ended September 30,
	2021	2020
Accretable yield, beginning of period	$40	$56
Accretable yield amortized to interest income	—	(7)
Accretable yield, end of period	$40	$49

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020

Accretable yield, beginning of period	$40	$89
Accretable yield amortized to interest income	—	(40)
Accretable yield, end of period	$40	$49

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

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of September 30, 2021.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$9,942	$3,132	$10,157	$3,267
Lease liability	$10,950	$3,402	$11,200	$3,467
Weighted average remaining lease term (in years)	7.49	17.42	8.05	18.17
Weighted average discount rate	3.18%	3.81%	3.30%	3.81%

MID PENN BANCORP, INC.

A summary of lease costs during the three and nine months ended September 30, 2021 and 2020 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost:
Amortization of right-of-use asset	$45	$45	$135	$135
Interest expense on lease liability	33	33	98	100
Total finance lease cost	78	78	233	235
Operating lease cost	475	504	1,502	1,537
Short-term and equipment lease cost	16	10	33	31
Variable lease cost	—	—	—	—
Sublease income	(6)	(3)	(21)	(13)
Total lease costs	$563	$589	$1,747	$1,790

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$98	$100
Operating cash flows from operating leases	1,566	1,584
Financing cash flows from finance leases	65	62

Future minimum payments for operating and finance leases and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	September 30, 2021
	Operating Leases	Finance Lease
Lease payments due for each of the years ending December 31,
2021	$513	$54
2022	2,061	217
2023	1,815	217
2024	1,760	252
2025	1,373	259
Thereafter	4,810	3,733
Total undiscounted cash flows	12,332	4,732
Discount on cash flows	(1,382)	(1,330)
Total lease liability	$10,950	$3,402

MID PENN BANCORP, INC.

(6)	Derivative Financial Instruments

As of September 30, 2021 and December 31, 2020, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on Consolidated Balance Sheets.

Mortgage Banking Derivative Financial Instruments

In connection with its mortgage banking activities, Mid Penn enters into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, Mid Penn enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock is based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured.

The notional amount and fair value of Mid Penn’s mortgage banking derivative financial instruments as of September 30, 2021 and December 31, 2020 are presented below.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$19,651	$134	$—	$—
Forward Commitments	30,282	219	—	—

The following table presents Mid Penn’s mortgage banking derivative financial instruments, their fair values, and their location in the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$134	$—	$—	$—
Forward Commitments	219	—	—	—
Total	$353	$—	$—	$—

The following table presents Mid Penn’s mortgage banking derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Rate Lock Commitments	$134	$—	$134	$—
Forward Commitments	(113)	—	(113)	—
Total	$21	$—	$21	$—

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

MID PENN BANCORP, INC.

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$56	$489
Notional Amount	78,564	22,331
Cash Collateral Posted (b)	1,600	500

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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$56	$489
Gross amounts offset	56	489
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	1,600	500
Net Amounts	$1,600	$500

MID PENN BANCORP, INC.

(7)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the nine months ended September 30, 2021 and 2020.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	5,013	—	5,013	—
Other assets:
Equity securities	505	505	—	—
Mortgage banking derivative assets	353	—	353	—
Total	$5,873	$505	$5,368	$—

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities:
U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	5,746	—	5,746	—
Other assets:
Equity securities	515	515	—	—
Interest rate swap agreements	489	—	489	—
Total	$6,752	$515	$6,237	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at September 30, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$421	$—	$—	$421

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$800	$—	$—	$800
Foreclosed Assets Held for Sale	77	—	—	77

MID PENN BANCORP, INC.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
September 30, 2021	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$421	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	23% - 100%	33%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$800	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	25% - 100%	40%
Foreclosed Assets Held for Sale	77	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	27% - 27%	27%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

There were no changes in unrealized gains and losses included in other comprehensive income during the nine months ended September 30, 2021 or 2020 related to Level 3 recurring fair value measurements as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.

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

Mortgage Banking Derivative Assets:

Mortgage banking derivative assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps.  The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify interest rate swap agreements as Level 2.  See "Note 6 - Derivative Financial Instruments," for additional information.

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

The following table summarizes the carrying value and fair value of financial instruments at September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$754,942	$754,942	$303,724	$303,724
Available-for-sale investment securities	5,015	5,015	5,748	5,748
Held-to-maturity investment securities	152,791	155,680	128,292	132,794
Equity securities	505	505	515	515
Loans held for sale	23,154	23,436	25,506	26,262
Net loans and leases	2,356,196	2,439,640	2,370,659	2,444,105
Restricted investment in bank stocks	7,906	7,906	7,594	7,594
Accrued interest receivable	10,008	10,008	3,619	3,619
Interest rate swap agreements	—	—	489	489
Mortgage banking derivative assets	353	353	—	—

Financial liabilities:
Deposits	$2,961,881	$2,964,309	$2,474,580	$2,496,799
Short-term borrowings	—	—	125,617	125,617
Long-term debt (a)	71,456	71,347	71,648	70,498
Subordinated debt	44,599	46,218	44,580	43,098
Accrued interest payable	1,901	1,901	2,007	2,007
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of September 30, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2021 and December 31, 2020.  Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
September 30, 2021	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$152,791	$155,680	$—	$155,680	$—
Loans held for sale	23,154	23,436	—	23,436	—
Net loans and leases	2,356,196	2,439,640	—	—	2,439,640

Financial instruments - liabilities
Deposits	$2,961,881	$2,964,309	$—	$2,964,309	$—
Long-term debt (a)	71,456	71,347	—	71,347	—
Subordinated debt	44,599	46,218	—	46,218	—

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2020	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$128,292	$132,794	$—	$132,794	$—
Loans held for sale	25,506	26,262	—	26,262	—
Net loans and leases	2,370,659	2,444,105	—	—	2,444,105

Financial instruments - liabilities
Deposits	$2,474,580	$2,496,799	$—	$2,496,799	$—
Long-term debt (a)	71,648	70,498	—	70,498	—
Subordinated debt	44,580	43,098	—	43,098	—

(a)	Long-term debt excludes finance lease obligations.

(8)	Guarantees, Commitments, and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $44,543,000 and $39,468,000 of standby letters of credit outstanding as of September 30, 2021 and December 31, 2020, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of September 30, 2021 and December 31, 2020 for payment under standby letters of credit issued was not considered material.

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

Contingencies

As of September 30, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the SBA’s Payroll Protection Program (“PPP”), consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the nine months ended September 30, 2021. These PPP loan processing fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have been, and will continue to be, amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.

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

As of September 30, 2021, Mid Penn is not aware of any PPP 2020 or 2021 loans outstanding (for which fees have been received from the SBA), that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

(9)	Debt

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by Mid Penn’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,337,974,000 at September 30, 2021.  The Bank had short-term borrowing capacity from the FHLB as of September 30, 2021 up to the Bank’s unused borrowing capacity of $497,748,000 (equal to $933,422,000 of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of September 30, 2021 and December 31, 2020.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at September 30, 2021.  No draws have been made on these lines of credit and accordingly the balance was zero on both September 30, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

Short-term PPPLF Borrowings

The entire balance of short-term borrowings of $125,617,000 at December 31, 2020 consisted of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”). As of September 30, 2021, Mid Penn paid all funding obtained through this program, and had a zero balance.  The PPPLF allows banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.  PPPLF draws must be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

Long-term Debt

As of September 30, 2021, and December 31, 2020, the Bank had long-term debt outstanding in the amount of $74,858,000 and $75,115,000, respectively, consisting primarily of FHLB fixed rate instruments, as well as one finance lease obligation.

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $362,520,000 as of September 30, 2021 and $288,950,000 as of December 31, 2020.

The following table presents a summary of long-term debt as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	September 30, 2021	December 31, 2020
FHLB fixed rate instruments:
Due April 2022, 0.86343%	$70,000	$70,000
Due August 2026, 4.80%	1,418	1,606
Due February 2027, 6.71%	38	42
Total FHLB fixed rate instruments	71,456	71,648
Lease obligations included in long-term debt	3,402	3,467
Total long-term debt	$74,858	$75,115

Mid Penn did not prepay any long-term debt instruments during the nine months ended September 30, 2021. As part of asset/liability and interest rate risk management strategies, during the nine months ended September 30, 2020, Mid Penn prepaid $22,500,000 of FHLB fixed rate instruments originally due at various times in 2020, and recognized prepayment penalties of $26,000 for the three months ended September 30, 2020, and $165,000 for the nine months ended September 30, 2020. Prepayment penalties are included in other expenses for the three and nine months ended September 30, 2020 on the Consolidated Statement of Income.

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

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of September 30, 2021 and December 31, 2020.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of September 30, 2021 and December 31, 2020.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of September 30, 2021 and December 31, 2020.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty-percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of September 30, 2021.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of September 30, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $51,000 at September 30, 2021 and $70,000 at December 31, 2020.

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

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Service cost	$33	$32	$1	$1
Interest cost	40	53	3	3
Expected return on plan assets	(57)	(68)	—	—
Accretion of prior service cost	—	—	(5)	(5)
Amortization of net loss (gain)	—	—	1	(1)
Net periodic benefit expense (income)	$16	$17	$—	$(2)

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2021	2020	2021	2020
Service cost	$98	$96	$2	$2
Interest cost	120	158	7	9
Expected return on plan assets	(170)	(205)	—	—
Accretion of prior service cost	—	—	(15)	(15)
Amortization of net loss (gain)	—	—	5	(1)
Settlement (gain) loss	(49)	22	—	—
Net periodic benefit (income) expense	$(1)	$71	$(1)	$(5)

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets and amortization (accretion) of prior service cost are reported as a component of other income.

(12)	Common Stock

Treasury Stock Repurchase Program

Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the buyback remains available as it was extended through March 19, 2022 by Mid Penn’s Board of Directors on April 28, 2021.  The treasury stock repurchase program authorized the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 4.7% of the issued shares based on Mid Penn’s closing stock price and shares issued as of September 30, 2021.  Under the program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

MID PENN BANCORP, INC.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

As of September 30, 2021, Mid Penn had repurchased 98,452 shares of common stock at an average price of $19.53 per share under the treasury stock repurchase program.  As of December 31, 2020, Mid Penn had repurchased 92,652 shares of common stock at an average price of $19.37 per share under the treasury stock repurchase program.

Underwritten Public Follow-On Common Stock Offering

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering, after deducting $4,512,000 of combined underwriting discounts and other offering expenses, were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for both the third quarter of 2021 and year-to-date 2021 earnings per share calculations.

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

As of September 30, 2021, a total of 117,569 restricted shares were granted under the Plan, of which 4,873 shares were forfeited and available for reissuance, 63,874 shares were vested, and the remaining 48,822 shares were unvested. During the three and nine months ended September 30, 2021, 2,427 shares were forfeited due to voluntary terminations of two employees, while one hundred shares were forfeited due to a voluntary termination of an employee during the same period in 2020. The Plan shares granted and vested resulted in $227,000 in share-based compensation expense for the three months ended September 30, 2021, while $104,000 of share-based compensation expense was recorded for the three months ended September 30, 2020. Compensation expense related to the Plan was $533,000 for the nine months ended September 30, 2021 and $265,000 for the same period in 2020.

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

ASU 2019-12:  The FASB issued ASU 2019-12, Income Taxes (Topic 740)

This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to (i) the approach for intra-period tax allocation, (ii) the methodology for calculating income taxes in an interim period, and (iii) the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Finally, it clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so. ASU 2019-12 is effective for interim and annual reporting periods beginning after December 15, 2020. ASU 2019-12 did not have a material impact on Mid Penn’s overall financial condition.

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

After initially closing its branch lobbies beginning on March 17, 2020 to curtail the spread of the virus, Mid Penn reopened its branch lobbies effective April 19, 2021 given the extensive measures taken to ensure the safety of the Bank’s customers and employees.   Additionally, higher vaccination rates have resulted in lifting many state restrictions related to mask requirements, limited occupany levels, and social distancing.

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

Coronavirus Aid, Relief, and Economic Security Act

Mid Penn has been a significant participating lender under the Paycheck Protection Program which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and concluded August 8, 2020.  The PPP program was reinstated under the Consolidated Appropriations Act, 2021 which was signed into law on December 27, 2020 and concluded on May 31, 2021.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  As of September 30, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed because of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the first nine months of 2021.  In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  As of September 30, 2021, Mid Penn had $8,236,000 of PPP deferred loan processing fees not yet realized as income, consisting of (i) $90,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $8,146,000 of loan processing fees received related to PPP loans funded during the first nine months of 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from PPP loans funded during the year ended December 31, 2020.  Mid Penn recognized $6,238,000 of PPP processing fees during the quarter ended September 30, 2021, compared to $2,583,000 of PPP processing fees for the same period of 2020. During the nine months ended September 30, 2021 and 2020, Mid Penn recognized $17,528,000 and $4,954,000 of PPP processing fees, respectively, within interest and fees on loans and leases on the Consolidated Statements of Income.

MID PENN BANCORP, INC.

Additionally, the CARES Act, along with a joint agency statement issued by banking agencies, provided that short-term modifications made through December 31, 2020 in response to COVID-19 did not need to be accounted for as troubled debt restructurings. The Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020, and extended this provision to January 1, 2022. As of September 30, 2021, the principal balance of loans in a CARES Act qualifying deferment status totaled $3,571,000, or less than 1 percent of the total loan portfolio, a reduction compared to December 31, 2020, when $11,681,000 of loans, also representing less than 1 percent of the total loan portfolio, were in this deferment status.  Most borrowers granted a CARES Act deferral have returned to regular payment status.  Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments with some borrowers reverting to interest-only payments.  Most of the deferrals granted by Mid Penn have been for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest continues to accrue on loans modified under the CARES Act during the deferral period.  Mid Penn remains in communication with each of the borrowers still in deferral status to assess the ongoing credit standing of the borrowers and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

(15)        Agreement and Plan of Merger

On June 30, 2021, and as announced on a Form 8-K including related disclosures, Mid Penn entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Riverview Financial Corporation (“Riverview”) pursuant to which Riverview will merge with and into Mid Penn (the “Merger”), with Mid Penn being the surviving corporation in the Merger. The Merger Agreement was unanimously approved by the boards of directors of Mid Penn and Riverview.  Under the terms of the Merger Agreement, shareholders of Riverview will have the right to receive 0.4833 shares of Mid Penn common stock for each share of Riverview common stock they own. Pending required bank regulatory agency and shareholder approvals, upon consummation of the Merger, Riverview Bank, a wholly owned subsidiary of Riverview, will be merged with and into Mid Penn Bank (the “Bank Merger”), a wholly owned subsidiary of Mid Penn, with Mid Penn Bank being the surviving bank in the Bank Merger.

Merger-related expenses totaled $198,000 and $720,000 for the three and nine months ended September 30, 2021, respectively, and consisted of legal and professional fees associated with the due diligence, fairness opinion, and other costs related to the planned Riverview acquisition.  No merger-related expenses were recorded during the three- and nine-month periods ended September 30, 2020.

During the third quarter of 2021, all regulatory notifications and applications were filed in a timely manner with the appropriate agencies. It is expected that the Merger will be completed in the fourth quarter of 2021 with system conversion anticipated to occur during the first quarter of 2022.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of September 30, 2021, compared to year-end 2020, and the Results of Operations for the three and nine months ended September 30, 2021, compared to the same periods in 2020.  For comparative purposes, the September 30, 2020 and December 31, 2020 balances have been reclassified when, and if necessary, to conform to the 2021 presentation.  Such reclassifications had no impact on net income or shareholders’ equity.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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

MID PENN BANCORP, INC.

Results of Operations

Overview

Net income available to common shareholders was $9,787,000 or $0.86 per common share basic and diluted for the quarter ended September 30, 2021, compared to net income of $6,547,000 or $0.78 per common share basic and diluted for the quarter ended September 30, 2020. During the nine months ended September 30, 2021, net income available was $28,712,000 or $2.85 per common share basic and diluted, versus $17,198,000 or $2.04 per common share basic and diluted for the nine months ended September 30, 2020.

Net income as a percent of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Return on average assets	1.11%	0.87%	1.14%	0.86%
Return on average equity	11.23%	10.64%	12.55%	9.51%

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three and nine months ended September 30, 2021 and 2020.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended September 30, 2021 and 2020.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	September 30, 2021				September 30, 2020
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$2,491	$1		0.16%	$3,798	$3		0.31%
Investment Securities:
Taxable	102,259	504		1.96%	99,498	545		2.18%
Tax-Exempt	56,037	353	(a)	2.50%	51,668	335	(a)	2.58%
Total Securities	158,296	857		2.15%	151,166	880		2.32%

Federal Funds Sold	715,365	308		0.17%	132,002	34		0.10%
Loans and Leases, Net	2,422,378	29,660	(b)	4.86%	2,482,011	25,229	(b)	4.04%
Restricted Investment in Bank Stocks	7,148	58		3.22%	7,215	139		7.66%
Total Earning Assets	3,305,678	30,884		3.71%	2,776,192	26,285		3.77%

Cash and Due from Banks	39,852				38,065
Other Assets	163,227				177,724
Total Assets	$3,508,757				$2,991,981

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$681,171	$625		0.36%	$573,178	$814		0.56%
Money Market	854,065	864		0.40%	659,913	881		0.53%
Savings	208,163	60		0.11%	190,528	80		0.17%
Time	446,256	1,360		1.21%	419,612	1,992		1.89%
Total Interest-bearing Deposits	2,189,655	2,909		0.53%	1,843,231	3,767		0.81%

Short-term Borrowings	149,505	133		0.35%	203,854	181		0.35%
Long-term Debt	74,888	205		1.09%	81,534	258		1.26%
Subordinated Debt	44,596	499		4.44%	41,990	508		4.81%
Total Interest-bearing Liabilities	2,458,644	3,746		0.60%	2,170,609	4,714		0.86%

Noninterest-bearing Demand	681,230				552,576
Other Liabilities	23,067				24,032
Shareholders' Equity	345,816				244,764
Total Liabilities & Shareholders' Equity	$3,508,757				$2,991,981

Net Interest Income (taxable equivalent basis)		$27,138				$21,571
Taxable Equivalent Adjustment		(144)				(163)
Net Interest Income		$26,994				$21,408

Total Yield on Earning Assets				3.71%				3.77%
Rate on Supporting Liabilities				0.60%				0.86%
Average Interest Spread				3.10%				2.90%
Net Interest Margin				3.26%				3.09%

(a)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $74,000 and $70,000 for the three months ended September 30, 2021 and 2020, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $70,000 and $93,000 for the three months ended September 30, 2021 and 2020, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.

	Three months ended
	September 30, 2021 vs. September 30, 2020
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(1)	$(1)	$(2)
Investment Securities:
Taxable	15	(56)	(41)
Tax-Exempt	28	(10)	18
Total Securities	43	(66)	(23)

Federal Funds Sold	151	123	274
Loans and Leases, Net	(608)	5,039	4,431
Restricted Investment Bank Stocks	(1)	(80)	(81)
Total Interest Income	(416)	5,015	4,599

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	154	(343)	(189)
Money Market	260	(277)	(17)
Savings	7	(27)	(20)
Time	127	(759)	(632)
Total Interest Bearing Deposits	548	(1,406)	(858)

Short-term Borrowings	(48)	-	(48)
Long-term Debt	(21)	(32)	(53)
Subordinated Debt	32	(41)	(9)
Total Interest Expense	511	(1,479)	(968)

NET INTEREST INCOME	$(927)	$6,494	$5,567

Taxable-equivalent net interest income was $27,138,000 for the three months ended September 30, 2021, an increase of $5,567,000 or 26 percent compared to the three months ended September 30, 2020. This increase included the recognition of $6,237,000 of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP program compared to the $2,583,000 of PPP loan processing fees recognized during the third quarter of 2020.  These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the SBA, or the borrowers otherwise pay down principal prior to a loan’s stated maturity. Also contributing to the net interest income increase were the interest and fees from core loan growth since September 30, 2020 and the reduced interest expense due to the lower cost of deposits in the third quarter of 2021 compared to the same period in 2020.

Mid Penn’s tax-equivalent net interest margin for the three months ended September 30, 2021 was 3.26 percent and comparable to the 3.09 percent net interest margin for the three months ended September 30, 2020.  The yield on interest-earning assets decreased from 3.77 percent for the third quarter of 2020 to 3.71 percent for the third quarter of 2021.  Though the quarterly average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to both the reduction in rates, as well as the significant average balance of PPP loans outstanding in the third quarter of 2021, which earn interest at a rate of 1 percent while outstanding.  The decrease in the yield on interest-earning assets was substantially offset by a favorable decrease in the cost of funds, as the total cost of deposits for the three months ended September 30, 2021 favorably decreased to 0.53 percent compared to 0.81 percent for the three months ended September 30, 2020.  The reduction in the cost of funds primarily reflects deposit rate decreases, many of which resulted in response to market rate cuts from the COVID-19 pandemic.

MID PENN BANCORP, INC.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the nine months ended September 30, 2021 and 2020.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Nine Months Ended
(Dollars in thousands)	September 30, 2021				September 30, 2020
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$1,729	$5		0.39%	$4,871	$36		0.99%
Investment Securities:
Taxable	91,379	1,319		1.93%	119,458	2,034		2.27%
Tax-Exempt	55,599	1,056	(a)	2.54%	47,737	929	(a)	2.60%
Total Securities	146,978	2,375		2.16%	167,195	2,963		2.37%

Federal Funds Sold	503,652	485		0.13%	114,946	447		0.52%
Loans and Leases, Net	2,520,965	87,974	(b)	4.67%	2,181,340	72,777	(b)	4.46%
Restricted Investment in Bank Stocks	7,022	239		4.55%	6,308	257		5.44%
Total Earning Assets	3,180,346	91,078		3.83%	2,474,660	76,480		4.13%

Cash and Due from Banks	36,213				32,361
Other Assets	162,189				166,539
Total Assets	$3,378,748				$2,673,560

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$632,830	$1,782		0.38%	$514,035	$2,773		0.72%
Money Market	796,922	2,461		0.41%	579,638	3,359		0.77%
Savings	203,206	182		0.12%	183,735	279		0.20%
Time	431,009	4,366		1.35%	450,333	6,745		2.00%
Total Interest-bearing Deposits	2,063,967	8,791		0.57%	1,727,741	13,156		1.02%

Short-term Borrowings	205,697	539		0.35%	85,515	226		0.35%
Long-term Debt	74,975	613		1.09%	63,997	791		1.65%
Subordinated Debt	44,589	1,498		4.49%	37,705	1,417		5.02%
Total Interest-bearing Liabilities	2,389,228	11,441		0.64%	1,914,958	15,590		1.09%

Noninterest-bearing Demand	659,554				491,803
Other Liabilities	24,037				25,312
Shareholders' Equity	305,929				241,487
Total Liabilities & Shareholders' Equity	$3,378,748				$2,673,560

Net Interest Income (taxable equivalent basis)		$79,637				$60,890
Taxable Equivalent Adjustment		(441)				(471)
Net Interest Income		$79,196				$60,419

Total Yield on Earning Assets				3.83%				4.13%
Rate on Supporting Liabilities				0.64%				1.09%
Average Interest Spread				3.19%				3.04%
Net Interest Margin				3.35%				3.29%

(c)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $222,000 and $195,000 for the nine months ended September 30, 2021 and 2020, respectively, resulting from tax-free municipal securities in the investment portfolio.

(d)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $219,000 and $276,000 for the nine months ended September 30, 2021 and 2020, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.

	Nine months ended
	September 30, 2021 vs. September 30, 2020
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(23)	$(8)	$(31)
Investment Securities:
Taxable	(478)	(237)	(715)
Tax-Exempt	153	(26)	127
Total Securities	(325)	(263)	(588)

Federal Funds Sold	1,510	(1,472)	38
Loans and Leases, Net	11,321	3,876	15,197
Restricted Investment Bank Stocks	29	(47)	(18)
Total Interest Income	12,512	2,086	14,598

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	640	(1,631)	(991)
Money Market	1,258	(2,156)	(898)
Savings	30	(127)	(97)
Time	(289)	(2,090)	(2,379)
Total Interest Bearing Deposits	1,639	(6,004)	(4,365)

Short-term Borrowings	317	(4)	313
Long-term Debt	136	(314)	(178)
Subordinated Debt	258	(177)	81
Total Interest Expense	2,350	(6,499)	(4,149)

NET INTEREST INCOME	$10,162	$8,585	$18,747

Taxable-equivalent net interest income was $79,637,000 for the nine months ended September 30, 2021, an increase of $18,747,000 or 31 percent compared to $60,890,000 of taxable-equivalent net interest income for the nine months ended September 30, 2020.

The year-over-year increase in taxable-equivalent net interest income for the first nine months was primarily the result of Mid Penn’s participation in the PPP program, as the nine months ended September 30, 2021 included the recognition of $17,528,000 of PPP loan processing fees, an increase of $12,574,000 compared to $4,954,000 of PPP loan processing fees recognized during the same period in 2020. The PPP fees recognized in the first nine months of 2021 included both 2020 round 1 and 2021 round 2 loan forgiveness, while the first nine months of 2020 included only amortized 2020 round 1 fees.  These PPP fees are recognized within interest income over the term of the respective loan, or sooner if the loans are forgiven by the SBA, or the borrowers otherwise pay down principal prior to a loan’s stated maturity.  Also contributing to the net interest income increase were the interest and fees from core loan growth since September 30, 2020 and the reduced interest expense due to the lower cost of deposits in the first nine months of 2021 compared to the same period in 2020.

For the nine months ended September 30, 2021, Mid Penn’s tax-equivalent net interest was 3.35 percent versus 3.29 percent for the nine months ended September 30, 2020. Though the year-to-date and quarterly average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to both (i) the full impact in 2021 of the reduction in rates due to the Federal Open Market Committee (“FOMC”) rate cuts initiated during March 2020 in response to the COVID-19 pandemic, and (ii) the significant average balance of PPP loans outstanding during the nine month period ended September 30, 2021 comprised of PPP loans originated in both 2020 and 2021, which earn interest at a rate of 1 percent while outstanding.  The decrease in the yield on interest-earning assets was substantially offset by a favorable decrease in the cost of funds, as the total cost of deposits for the nine months ended September 30, 2021 favorably decreased to 0.57 percent compared to 1.02 percent for the nine months ended September 30, 2020.  The reduction in the cost of funds reflects deposit rate decreases, many of which resulted from both management-initiated and market rate cuts due to impact of the COVID-19 pandemic.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first nine months of 2021, economic and external factor changes, and shifting collateral values from December 31, 2020 to September 30, 2021.

Management performed a current evaluation of the adequacy of the loan and lease loss allowance and, based on this evaluation, a loan loss provision of $425,000 and $1,100,000 was recorded for the three months ended September 30, 2021 and 2020, respectively.  During the nine months ended September 30, 2021, the provision for the loan and lease losses was $2,575,000 compared to $2,700,000 for the nine months ended September 30, 2020. The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not yet required to adopt the current expected credit loss (“CECL”) accounting standard.  The increase in the allowance for loan loss from $13,382,000 at December 31, 2020 to $14,233,000 at September 30, 2021 was primarily the result of (i) providing for core loan growth during the nine months ended September 30, 2021, and (ii) an increase in qualitative factors related to economic and external conditions when compared to prior periods, with such changes driven by the possibility for ongoing financial implications from the COVID-19 pandemic on Mid Penn’s customers and market area.

Noninterest Income

For the three months ended September 30, 2021, noninterest income totaled $5,509,000, an increase of $207,000 or 4 percent, compared to noninterest income of $5,302,000 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, noninterest income totaled $15,873,000, an increase of $4,015,000 or 34 percent, compared to noninterest income of $11,858,000 for the same period in 2020.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended September 30,
	2021	2020	$ Variance	% Variance
Mortgage banking income	$3,162	$3,107	$55	2%
Income from fiduciary and wealth management activities	618	462	156	34%
ATM debit card interchange income	630	535	95	18%
Merchant services income	58	95	(37)	-39%
Net gain on sales of SBA loans	105	173	(68)	-39%
Net gain on sales of investment securities	79	150	(71)	-47%
Other income	560	565	(5)	-1%

(Dollars in Thousands)	Nine Months Ended September 30,
	2021	2020	$ Variance	% Variance
Mortgage banking income	$8,382	$5,927	$2,455	41%
Income from fiduciary and wealth management activities	1,716	1,267	449	35%
ATM debit card interchange income	1,854	1,426	428	30%
Merchant services income	359	276	83	30%
Net gain on sales of SBA loans	560	435	125	29%
Net gain on sales of investment securities	79	393	(314)	-80%
Other income	2,148	1,447	701	48%

Mortgage banking income was $8,382,000 for the nine months ended September 30, 2021, an increase of $2,455,000 or 41 percent, compared to the nine months ended September 30, 2020.  Mid Penn significantly increased residential mortgage originations and secondary-market loan sales and gains when comparing the first nine months of 2021 to the same period last year.  Mortgage interest rates declined as a result of responses to the pandemic, and remained low in the twelve months since September 30, 2020, resulting in significantly increased mortgage loan production.

Income from fiduciary and wealth management activities was $1,716,000 for the nine months ended September 30, 2021, an increase of $449,000 or 35 percent, compared to fiduciary income of $1,267,000 for the same period in 2020. These additional revenues were attributed to favorable growth in trust assets under management and increased sales of retail investment products.

ATM debit card interchange income was $1,854,000 for the nine months ended September 30, 2021, an increase of $428,000 or 30 percent compared to interchange income of $1,426,000 for the nine months ended September 30, 2020. The increase resulted from increasing card-based transaction usage across our expanding checking account customer base.

MID PENN BANCORP, INC.

Net gains on sales of SBA loans were $560,000 for the nine months ended September 30, 2021, an increase of $125,000 or 29 percent compared to net gains on sales of SBA loans of $435,000 during the same period of 2020.  During the first nine months of 2020, much of the focus of the SBA lending function was on the PPP loan program, resulting in a lower volume of traditional SBA loans being originated in 2020, while the volume of traditional SBA loan originations and sales have generally returned to pre-pandemic levels during the first nine months of 2021.

Merchant services income was $359,000 for the nine months ended September 30, 2021, an increase of $83,000 or 30 percent compared to merchant services income of $276,000 during the same period in 2020.  The increase was primarily attributable to new and expanded cash management relationships, including those from new PPP customers.

Other income was $2,148,000 for the nine months ended September 30, 2021, an increase of $701,000 compared to other income of $1,447,000 for the nine months ended September 30, 2020.  The increase in other income was primarily driven by higher volumes of fee-based income, including fees from new loan-level swaps, wire transfer fees, letter of credit fees, and credit card program referrals and royalties.

Net gain on sales of investment securities totaled $79,000 during the nine months ended September 30, 2021, compared to net gains on sales of securities of $393,000 for the nine months ended September 30, 2020.  Sale volume and gains vary from period to period based upon market conditions, as well as investment portfolio and interest rate risk management activities.

Noninterest Expense

For the three months ended September 30, 2021, noninterest expense totaled $20,019,000, an increase of $1,845,000 or 10 percent, compared to noninterest expense of $18,174,000 for the same period in 2020. For the nine months ended September 30, 2021, noninterest expense totaled $57,033,000, an increase of $7,875,000 or 16 percent, compared to noninterest expense of $49,158,000 for the nine months ended September 30, 2020.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2021 versus the corresponding period in 2020:

(Dollars in Thousands)	Three Months Ended September 30,
	2021	2020	$ Variance	% Variance
Salaries and employee benefits	$10,342	$10,279	$63	1%
Software licensing and utilization	1,551	1,363	188	14%
Pennsylvania bank shares tax expense	498	409	89	22%
FDIC Assessment	461	547	(86)	-16%
Legal and professional fees	610	336	274	82%
Mortgage banking profit-sharing expense	1,140	390	750	192%
Merger and acquisition expense	198	—	198	100%
Other expenses	2,589	2,252	337	15%

(Dollars in Thousands)	Nine Months Ended September 30,
	2021	2020	$ Variance	% Variance
Salaries and employee benefits	$29,873	$26,546	$3,327	13%
Software licensing and utilization	4,493	3,881	612	16%
Pennsylvania bank shares tax expense	1,022	869	153	18%
FDIC Assessment	1,364	1,216	148	12%
Legal and professional fees	1,591	1,037	554	53%
Mortgage banking profit-sharing expense	2,005	540	1,465	271%
Merger and acquisition expense	720	—	720	100%
Other expenses	7,306	6,497	809	12%

Salaries and employee benefits were $29,873,000 for the nine months ended September 30, 2021, an increase of $3,327,000 or 13 percent, versus the same period in 2020, with the increase attributable to (i) increased mortgage commissions expense commensurate with the significant increases in mortgage loan originations and secondary market sales gains from the mortgage banking group, (ii) increased bonus expense in recognition of our employees and the successes of Mid Penn through the first nine months of 2021, (iii) increased medical expenses through the first nine months of 2021 when compared to the same period last year; and (iv) the addition of private banking and insurance business development professionals in our new nonbank subsidiaries focused on wealth management and insurance services.

Software licensing and utilization costs were $4,493,000 for the nine months ended September 30, 2021, an increase of $612,000 or 16 percent compared to $3,881,000 for the nine months ended September 30, 2020.  Mid Penn continues to invest in upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management.  This increase also reflects the additional costs from both transaction volume-based charges, and licensing fees related to the addition of new staff added since September 30, 2020.

MID PENN BANCORP, INC.

Pennsylvania bank shares tax expense was $1,022,000 for the nine months ended September 30, 2021, an increase of $153,000 or 18 percent compared to $869,000 for the nine months ended September 30, 2020.  The increase in shares tax expense generally reflects an increase in total shareholder’s equity upon which the tax is based.

FDIC assessment expense was $1,364,000 for the nine months ended September 30, 2021, an increase of $148,000 or 12 percent compared to $1,216,000 for the nine months ended September 30, 2020.  The increased FDIC assessment aligns with the year-over-year growth of the average assets of the Bank on which the assessment is based.

Legal and professional fees were $1,591,000 for the nine months ended September 30, 2021, an increase of $554,000 or 53 percent compared to $1,037,000 for the nine months ended September 30, 2020, with this increase being attributable to consulting expenses related to strengthening and enhancing Mid Penn’s commercial online banking facility, as well as other information technology and cybersecurity management activities.

Mortgage banking profit-sharing expense totaled $2,005,000 for the nine months ended September 30, 2021 compared to $540,000 for the nine months ended September 30, 2020 and, for both periods, related to payments to third-party principals within the Southeastern Pennsylvania mortgage banking group at Mid Penn.  The increase for 2021 reflects the substantial increase in the revenues and profits of the mortgage banking group year over year.

Merger-related expenses totaled $720,000 for the nine months ended September 30, 2021 and consisted of legal and professional fees associated with the due diligence, fairness opinion, and other costs related to the planned Riverview acquisition announced on June 30, 2021.

Other expenses increased $809,000 from $6,497,000 during the nine months ended September 30, 2020 to $7,306,000 for the same period in 2021 due to organizational growth resulting in increases across several components of other expense, including charitable giving, insurance, postage and courier fees, correspondent service fees, employee relations, travel and business meals, and directors’ fees.

Income Taxes

The provision for income taxes was $6,749,000 during the nine months ended September 30, 2021, compared to $3,221,000 of income tax provision recorded for the same period in 2020. The provision for income taxes for the nine months ended September 30, 2021 reflects a combined Federal and State effective tax rate of 19.0 percent compared to 15.8 percent for the nine months ended September 30, 2020.  The increase in the effective tax rate reflects (i) higher pre-tax income when compared to the first nine months of 2020, (ii) less tax-exempt interest recognized due to less tax-exempt securities being held in the investment security portfolio when compared to the prior year, and (iii) the impact of certain merger-related expenses incurred in 2021 which are nondeductible for federal tax purposes.

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

Financial Condition

Overview

Mid Penn’s total assets were $3,453,187,000 as of September 30, 2021, reflecting an increase of $454,239,000 or 15 percent compared to total assets of $2,998,948,000 as of December 31, 2020.  Included in total assets as of September 30, 2021 are $229,679,000 of Paycheck Protection Program (“PPP”) loans, net of deferred fees, with this total being comprised of (i) $216,187,000 of PPP 2021 loans, net of deferred fees, originated during the first half of 2021; and (ii) $13,492,000 of PPP 2020 loans, net of deferred fees, originated during 2020 which, as of September 30, 2021, were still outstanding.  Comparatively, as of December 31, 2020, Mid Penn had $388,313,000 of PPP 2020 loans outstanding, net of deferred fees.  Mid Penn had $8,236,000 of PPP deferred loan processing fees not yet realized as income as of September 30, 2021, consisting of (i) $90,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $8,146,000 of loan processing fees received related to PPP loans funded during the first half of 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from to PPP loans funded during the year ended December 31, 2020.  Mid Penn was a significant participating lender under the PPP, which was originally created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020, and further extended to May 31, 2021 by the PPP Extension Act of 2021.

Total core banking loans (a non-GAAP measure that reflects the amount of total loans excluding both the PPP loans outstanding, and residential mortgage loans held for sale) increased by $145,022,000 since year-end 2020 and totaled $2,140,750,000 as of September 30, 2021, representing an annualized growth rate of 10 percent.  Please refer to the section included herein under the heading “Reconciliation of Non-GAAP Measures (Unaudited)” for a discussion of our use of non-GAAP adjusted financial information, which includes tables reconciling GAAP and non-GAAP adjusted financial measures for these and certain other periods ended from September 30, 2020 to September 30, 2021.    Deposit growth since year-end 2020 through September 30, 2021 totaled $487,301,000 representing an annualized deposit growth rate of over 20 percent, reflecting an increase of $125,666,000 in noninterest-bearing deposits, including some remaining proceeds deposited from PPP loan funding.  Also, during the third quarter, the Bank repaid all borrowings from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”), the funding used to support the PPP 2021 loan production.

MID PENN BANCORP, INC.

Loans

Total loans as of September 30, 2021 were $2,370,429,000 compared to $2,384,041,000 as of December 31, 2020, a decrease of $13,612,000 or less than 1 percent since year-end 2020.  This net decrease in loans was dramatically influenced by the forgiveness of PPP loans which served to offset the strong organic loan growth.  Core banking loans (a non-GAAP measure calculated as total loans less PPP loans outstanding), totaled $2,140,750,000 as of September 30, 2021, an increase of $145,022,000 or 7 percent since year-end 2020, with this growth occurring primarily within Mid Penn’s commercial real estate and commercial and industrial financing loan portfolios.  This increase represents an annualized core banking loan growth rate of 10 percent since December 31, 2020.

(Dollars in thousands)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial and industrial	$632,680	26.7%	$752,354	31.6%
Commercial real estate	1,141,345	48.1%	1,099,656	46.1%
Commercial real estate - construction	314,457	13.3%	248,913	10.4%
Residential mortgage	195,636	8.2%	201,841	8.5%
Home equity	78,012	3.3%	74,224	3.1%
Consumer	8,299	0.4%	7,053	0.5%
	$2,370,429	100.0%	$2,384,041	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan losses was recorded against the $229,679,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of September 30, 2021.

For the nine months ended September 30, 2021, Mid Penn had net loan charge-offs of $1,724,000 compared to net charge-offs of $45,000 during the same period in 2020, with the increase largely attributable to the workout of three larger nonperforming loans during the first nine months of 2021.  None of the charge offs during the nine months ended September 30, 2021 or 2020 were a result of the COVID-19 pandemic.  Loans charged off during the first nine months of 2021 totaled $1,961,000 and included two commercial real estate loans for $1,043,000, three commercial and industrial loans for $859,000, two commercial real estate construction loans for $23,000, three residential mortgage loans for $14,000, three consumer loans for $8,000, and $14,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the nine months ended September 30, 2021 and 2020 are summarized as follows:

(Dollars in thousands)	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$13,382	$9,515

Loans charged off during period	(1,961)	(78)
Recoveries of loans previously charged off	237	33
Net charge-offs	(1,724)	(45)

Provision for loan and lease losses	2,575	2,700
Balance, end of period	$14,233	$12,170

Ratio of net loan charge-offs to average loans outstanding, annualized	0.10%	0.00%

Ratio of allowance for loan losses to net loans at end of period	0.60%	0.48%

Excluding PPP loans, which are guaranteed by the SBA and have no associated loss allowance, the allowance for loan and lease losses as a percentage of core loans (a non-GAAP financial measure) was 0.66 percent as of September 30, 2021 compared to 0.67 percent as of December 31, 2020 and 0.64 percent as of September 30, 2020.  Please refer to the section included herein under the heading “Reconciliation of Non-GAAP Measures (Unaudited)” for a discussion of our use of non-GAAP adjusted financial information, which includes tables reconciling GAAP and non-GAAP adjusted financial measures for these and certain other periods ended from September 30, 2020 to September 30, 2021.

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

The following table presents the change in nonperforming asset categories as of September 30, 2021, December 31, 2020, and September 30, 2020.

(Dollars in thousands)
	September 30, 2021	December 31, 2020	September 30, 2020
Nonperforming Assets:
Nonaccrual loans	$6,339	$15,047	$12,896
Accruing troubled debt restructured loans	442	463	470
Total nonperforming loans	6,781	15,510	13,366

Foreclosed real estate	11	134	1,716
Total non-performing assets	6,792	15,644	15,082

Accruing loans 90 days or more past due	—	—	—
Total risk elements	$6,792	$15,644	$15,082

Nonperforming loans as a % of total
loans outstanding	0.29%	0.65%	0.53%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.29%	0.66%	0.60%

Ratio of allowance for loan losses
to nonperforming loans	209.90%	86.28%	91.05%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Total nonperforming assets were $6,792,000 at September 30, 2021, a substantial decrease compared to nonperforming assets of $15,644,000 at December 31, 2020 and $15,082,000 at September 30, 2020. The decrease in nonperforming assets was primarily the result of the successful workout of two nonaccrual commercial relationships totaling $9,123,000, occurring in the first half of 2021:

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

Given these large workouts, nonperforming assets were 0.29 percent of the total of loans plus other real estate assets as of September 30, 2021, a significant and favorable reduction compared to 0.66 percent at December 31, 2020 and 0.60 percent as of September 30, 2020.  Loan loss reserves as a percentage of nonperforming loans increased to 210 percent at September 30, 2021, compared to 86 percent at December 31, 2020 and 91 percent at September 30, 2020.

MID PENN BANCORP, INC.

One loan relationship which accounts for $2,278,000 of the nonperforming loan balance as of September 30, 2021 is discussed in more detail below.

Loan relationship no. 1 - The contractual outstanding principal balance of this loan relationship was $2,278,000 at September 30, 2021 and was comprised of two loans acquired in 2018. These loans were transferred from accrual to nonaccrual status during the second quarter of 2020.  These loans are collateralized primarily by commercial real estate, and, given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been currently assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

The decrease in foreclosed real estate from $134,000 at December 31, 2020 to $11,000 at September 30, 2021 was driven by the sale of four foreclosed real estate properties totaling $175,000 during the first nine months of 2021.  These sales were partially offset by the transfer of four smaller loans among three borrowers totaling $52,000 from nonaccrual status to foreclosed real estate during the first nine months of 2021.

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

(Dollars in thousands)
	September 30, 2021	December 31, 2020
Period ending total loans outstanding	$2,370,429	$2,384,041
Allowance for loan and lease losses	14,233	13,382
Total Nonperforming loans	6,781	15,510
Nonperforming and impaired loans with partial charge-offs	113	836

Ratio of nonperforming loans with partial charge-offs
to total loans	0.00%	0.04%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	1.67%	5.39%

Coverage ratio net of nonperforming loans with
partial charge-offs	213.45%	91.20%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.60%	0.56%

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

Mid Penn had loans with an aggregate balance of $6,781,000 which were deemed by management to be impaired at September 30, 2021, including $1,628,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015 and the Scottdale and First Priority acquisitions in 2018.  Of the $5,153,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $221,000 were commercial and industrial relationships, $1,214,000 were commercial real estate relationships, $2,420,000 were home equity relationships, $1,276,000 were residential relationships, and $22,000 were commercial real estate – construction relationships.  There were specific loan loss reserve allocations of $129,000 against $294,000 of commercial real estate loan relationships and $69,000 of specific loan loss reserve allocations against $216,000 of commercial and industrial loan relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

MID PENN BANCORP, INC.

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

Management believes, based on information currently available, that the allowance for loan losses of $14,233,000 is adequate as of September 30, 2021 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first nine months of 2021 were from the $487,301,000 net increase in deposits, $267,867,000 of proceeds from sales of mortgage loans originated for sale, and $70,238,000 of net proceeds from a common stock public offering.

Major uses of cash in the first nine months of 2021 were $257,133,000 to fund mortgage loans originated for sale, $125,617,000 net decrease in short-term borrowings (from the paydown of the PPPLF), and $64,972,000 of purchases of held-to-maturity investment securities.

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

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of September 30, 2021 and December 31, 2020.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of September 30, 2021 and December 31, 2020.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of September 30, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty-percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of September 30, 2021.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of September 30, 2021 and December 31, 2020.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $51,000 at September 30, 2021 and $70,000 at December 31, 2020.

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

Shareholders’ equity increased by $93,620,000 or 37 percent from $255,688,000 as of December 31, 2020 to $349,308,000 as of September 30, 2021. As previously announced Mid Penn completed a public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000. The net proceeds of the offering after deducting the underwriting discount and offering expenses were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for both the third quarter of 2021 and year-to-date 2021 earnings per share calculations.

Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At September 30, 2021, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2021 and December 31, 2020:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of September 30, 2021:
Tier 1 Capital (to Average Assets)	$282,814	8.6%	$131,716	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	282,814	13.2%	150,425	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	282,814	13.2%	182,659	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	340,218	15.8%	225,638	10.5%	N/A	N/A

Mid Penn Bank
As of September 30, 2021:
Tier 1 Capital (to Average Assets)	$278,511	8.5%	$131,684	4.0%	$164,605	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	278,511	13.0%	150,369	7.0%	139,628	6.5%
Tier 1 Capital (to Risk Weighted Assets)	278,511	13.0%	182,591	8.5%	171,850	8.0%
Total Capital (to Risk Weighted Assets)	292,816	13.6%	225,553	10.5%	214,812	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2020:
Tier 1 Capital (to Average Assets)	$188,501	6.8%	$111,201	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	137,351	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	166,783	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	246,529	12.6%	206,026	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2020:
Tier 1 Capital (to Average Assets)	$218,676	7.9%	$111,166	4.0%	$138,958	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	137,288	7.0%	127,482	6.5%
Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	166,707	8.5%	156,901	8.0%
Total Capital (to Risk Weighted Assets)	232,124	11.8%	205,933	10.5%	196,126	10.0%

(a)	Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

MID PENN BANCORP, INC.

RECONCILIATION OF NON-GAAP MEASURES (Unaudited):

This Form 10-Q contains financial information determined by methods other than in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). Mid Penn believes that reporting non-PPP core banking loans is useful to investors as they refelct portfolio loans and related growth from traditional bank activities, and excludes short-term or nonrecurring loans from special programs like the PPP. The ratio of the allowance for loan losses to non-PPP core banking loans is useful to investors as it highlights the true coverage ratio of the allowance excluding those loans that are 100 percent guaranteed by the SBA through the PPP and, therefore, do not require an allowance assessment.  These non-GAAP disclosures have limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of Mid Penn’s results and financial condition as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding Mid Penn’s ongoing operating results. This supplemental presentation should not be construed as an inference that Mid Penn’s future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

(Dollars in thousands)	September 30,	December 31,	September 30,
	2021	2020	2020
Loans and leases, net of unearned interest	$2,370,429	$2,384,041	$2,521,827
Less: PPP loans, net of deferred fees	229,679	388,313	613,924
Non-PPP core banking loans	2,140,750	1,995,728	1,907,903

Allowance for loan and lease losses	$14,233	$13,382	$12,170

Ratio of allowance for loan losses to net loans at end of period	0.60%	0.56%	0.48%

Ratio of allowance for loan losses to non-PPP core banking loans at end of period	0.66%	0.67%	0.64%

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At September 30, 2021, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

September 30, 2021			December 31, 2020
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	35.08%	≥ -20%	300	15.69%	≥ -20%
200	22.93%	≥ -15%	200	10.03%	≥ -15%
100	11.07%	≥ -10%	100	4.72%	≥ -10%
0			0
(100)	-4.88%	≥ -10%	(100)	-3.97%	≥ -10%
(200)	-10.33%	≥ -15%	(200)	-9.30%	≥ -15%
(300)	-15.71%	≥ -20%	(300)	-14.45%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of September 30, 2021, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the nine months ended September 30, 2021.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, to determine if there were material changes applicable to the three and nine months ended September 30, 2021.  There are no material changes to such risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the program remains available as it was extended through March 19, 2022 by Mid Penn’s Board of Directors on April 28, 2021. The treasury stock repurchase program authorizes the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 4.7% of the issued shares based on Mid Penn’s closing stock price and shares issued as of September 30, 2021.  Under the program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

A summary of treasury stock activity during the nine months ended September 30, 2021 is presented below.

				Approximate Dollar
			Total Number of Shares	Value of Shares That
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1 - January 31, 2021	—	$—	—	$13,205,325
February 1 - February 28, 2021	5,800	$22.09	98,452	$13,077,211
March 1 - March 31, 2021	—	$—	—	$13,077,211
April 1 - April 30, 2021	—	$—	—	$13,077,211
May 1 - May 31, 2021	—	$—	—	$13,077,211
June 1 - June 30, 2021	—	$—	—	$13,077,211
July 1 - July 31, 2021	—	$—	—	$13,077,211
August 1 - August 31, 2021	—	$—	—	$13,077,211
September 1 - September 30, 2021	—	$—	—	$13,077,211

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

•

Exhibit 2.1 – First Amendment to Agreement and Plan of Merger, dated as of June 30, 2021, by and between Riverview Financial Corporation and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K (File No. 001-13677) filed with the SEC on August 27, 2021.)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
Chair, President and CEO
(Principal Executive Officer)

Date:	November 8, 2021

By:	/s/ Donald F. Holt
Donald F. Holt
Interim Chief Financial Officer

Date:	November 8, 2021