Form 10-K
period 2021-12-31
MID PENN BANCORP INC
filed 2022-03-15
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13677

MID PENN BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	25-1666413
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2407 Park Drive Harrisburg, Pennsylvania	17110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 1.866.642.7736

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	MPB	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $27.45 per share, as reported by The NASDAQ Stock Market LLC (“NASDAQ”), on June 30, 2021, the last business day of the registrant’s most recently completed second quarter was approximately $269,896,000.

As of March 1, 2022, the registrant had 15,957,830 shares of common stock outstanding, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

Auditor Firm ID: 49Auditor Name: RSM US LLPAuditor Location: Philadelphia, PA USA

Auditor Firm ID: 243Auditor Name: BDO USA LLPAuditor Location: Philadelphia, PA USA

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

Mid Penn Bancorp, Inc.

Mid Penn Bancorp, Inc. is a financial holding company incorporated in August 1991 in the Commonwealth of Pennsylvania.  Mid Penn Bancorp, Inc. and its wholly owned bank and nonbank subsidiaries are collectively referred to herein as “Mid Penn” or the “Corporation.”  On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank (the “Bank”), and the Bank became a wholly-owned subsidiary of Mid Penn.  During the year ended December 31, 2020, Mid Penn established three nonbank subsidiaries, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management function and services of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of December 31, 2021, the accounts and activities of these nonbank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting. Mid Penn’s primary business is to supervise and coordinate the business of the Bank and its nonbank subsidiaries, and to provide them with the capital and resources to fulfill their respective missions.

Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of the Bank, which is managed as a single business segment.  At December 31, 2021, Mid Penn had total consolidated assets of $4,689,425,000 with total deposits of $4,002,016,000 and total shareholders’ equity of $490,076,000.  The holding company and its nonbank subsidiaries currently do not own or lease any real property.  The Bank owns or leases the banking offices as identified in Part I, Item 2.

Mid Penn Bank

Mid Penn Bank was organized in 1868 under a predecessor name, Millersburg Bank, and became a state-chartered bank in 1931.  Millersburg Bank obtained trust powers in 1935, at which time its name was changed to Millersburg Trust Company.  In 1971, Millersburg Trust Company adopted the name “Mid Penn Bank”.  Mid Penn’s legal headquarters are located at 2407 Park Drive, Harrisburg, Pennsylvania 17110 and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.

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

On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. (“First Priority”) pursuant to which First Priority was merged with and into Mid Penn (the “First Priority Merger”), with Mid Penn being the surviving corporation in the First Priority Merger. As part of this acquisition, First Priority’s banking subsidiary, First Priority Bank, was merged with and into the Bank.  The First Priority Merger resulted in the addition of eight offices in Southeastern Pennsylvania operating as “First Priority Bank, a Division of Mid Penn Bank”. During February 2021, Mid Penn announced the rebranding of branches and offices in its First Priority Bank Division in southeastern Pennsylvania to the Mid Penn Bank brand.

On November 30, 2021, Mid Penn completed its acquisition of Riverview Financial Corporation (“Riverview”), the holding company for Riverview Bank, through the merger of Riverview with and into Mid Penn (the “Riverview Merger”).  In connection with the Merger, Riverview Bank was merged with and into the Bank, with the Bank as the surviving institution.   The Riverview merger resulted in the addition of twenty-three community banking offices and three limited purpose offices across Western Pennsylvania.

Additional information related to the Riverview merger can be found in Note 4 to the Consolidated Financial Statements contained in Item 8 of this report.

MID PENN BANCORP, INC.

As of December 31, 2021, the Bank had sixty full-service retail banking locations in the Pennsylvania counties of Berks, Blair, Bucks, Centre, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Lycoming, Montgomery, Northumberland, Perry, Schuylkill and Westmoreland.  Mid Penn has no branches or offices located outside of the Commonwealth of Pennsylvania.  On December 7, 2021, in connection with the Riverview merger, and as part of a Retail Network Optimization Plan adopted by Mid Penn Bank’s Board of Directors, the Corporation announced it intends to close sixteen of its retail locations throughout its expanded footprint. The branch closures occurred on or about March 4, 2022.  As a result of this announcement, and in accordance with GAAP, Mid Penn has reclassified the assets associated with these retail locations to held for sale as of December 31, 2021.  As of the date of this report, the Bank has forty-four full service offices.

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

Business Strategy

The Bank provides services to commercial businesses and real estate investors, consumers, nonprofit organizations, and municipalities through its sixty full-service retail banking properties, one loan production office, one wealth management office, two corporate administrations office, and one operations facility, which are all based in Pennsylvania.  Mid Penn’s primary markets reflect a diversified manufacturing and services base across nineteen Pennsylvania counties, including having several offices in and around the state capital region of Harrisburg.  The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing prompt responses to customer needs.  Mid Penn believes that local relationship building and its prudent approach to lending are important factors in the success and growth of Mid Penn.

Human Capital

The majority of employees of the Corporation are employed by the Bank, with a shared services agreement to support the operation of the holding company.   At December 31, 2021, the Bank had 567 full-time and 52 part-time employees.  Additionally, Mid Penn’s nonbank subsidiaries employed 6 full-time employees as of December 31, 2021.  The Corporation and its employees are not subject to a collective bargaining agreement and the Corporation believes it enjoys good relations with its employees.

In 2020 Mid Penn entered into the American Banker “Best Banks to Work For” contest.  Of the over 5,000 banks eligible to participate, we placed as the 20th Best Bank to Work For in the country and the best in Pennsylvania. We take a great deal of pride in that accomplishment as it is the strength of our morale -the basis of our culture - that enabled us to deliver on our uniquely designed daily strategic plans, the results of which were meaningful to our customers and instrumental to our performance.

Diversity & Inclusion

The Company believes that a diverse and inclusive workforce fosters an environment where everyone can thrive and be successful. As of December 31, 2021 approximately 70 of our workforce is female.  We encourage membership within our Women’s Leadership Network which serves as an avenue for our female employees at all levels to make connections, share knowledge and experiences, learn about leadership, and enrich their professional development journeys.

Training and Development

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion within the organization. The training and development of our employees is a priority, and we continue to invest in tools, training programs and continuing education to help our employees build their knowledge, skills and experience. We provide in-house training to employees on topics including leadership and professional development, cybersecurity, risk and compliance and technology.

MID PENN BANCORP, INC.

Safety, Health and Welfare

The safety, health and wellness of our employees is a top priority. During the COVID-19 pandemic, we continued to responsibly serve the needs of our customers while prioritizing the health and safety of our employees. We focused our commitments on protecting our employees and customers and on creating an environment where the employees could continue to provide world class customer service in a way never done, supporting the needs of our customer base when they needed it most. When the Commonwealth of Pennsylvania went into shutdown mode, we transitioned 80% of our employees to work from home virtually overnight. We were able to do that as a result of our diligent disaster recovery planning in the years leading up to 2020. We did not allow the employees to become isolated though, as we developed a Community Portal for them to stay connected with each other and to the Management Team. It also enabled each of those employees to take care of job #1: ensuring their own and their families’ health and welfare.

Benefits

On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, wellness programs, paid time off and leave policies.

Retention

Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable benefits aids in retention of our employees.

Community Involvement

Mid Penn Bank is dedicated to supporting charitable community organizations through corporate donations, employee volunteerism and fundraising. In 2021, we increased our corporate contributions by sixteen percent and our employees demonstrated their commitment to our communities by personally giving $50,000 to charitable organizations within Mid Penn’s footprint through our Dress Down Friday program.

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

Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank and must obtain appropriate internal approvals for credit extensions.  The Bank also maintains strict documentation requirements and robust credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible, so any exposures that are discovered might be mitigated or potential losses reduced. The Bank generally secures its loans with real estate, with such collateral values dependent and subject to change based on real estate market conditions within its market area.  As of December 31, 2021, the Bank’s highest concentration of credit is in commercial real estate.

Investment Activities

Mid Penn’s securities portfolio is a source for both liquidity and interest earnings and serves to support pledging requirements on public funds deposits through investments in primarily higher-quality, fixed-income debt securities.  Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.

MID PENN BANCORP, INC.

Mid Penn maintains both a held-to-maturity investment portfolio and an available-for-sale investment portfolio.  Both portfolios are comprised primarily of lower-risk debt securities, including U.S. Treasury notes, U.S. agency mortgage-backed securities, U.S. agency notes, investment-grade municipal securities, and corporate bonds. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposits, which may require pledging of investment securities. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value (amortized cost), while the available-for-sale securities are recorded on the balance sheet at fair value.  These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates.  As the interest rate environment changes, Mid Penn’s fair value of securities will change.  This difference between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $322,000 as of December 31, 2021.  On an after-tax basis, this unrealized loss on available-for-sale securities resulted in a reduction to shareholders’ equity, through the accumulated other comprehensive loss component, of $254,000.  No investments in either the held-to-maturity portfolio or available-for-sale portfolio as of December 31, 2021 were deemed to have other-than-temporary-impairment.  The majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no realized loss to the Bank.

During the fourth quarter of 2019, Mid Penn early adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments), and as part of the adoption, reclassified 113 held-to-maturity debt securities with an aggregate amortized cost of $67,096,000 to the available for sale category. All 113 securities were subsequently sold during the fourth quarter of 2019 and Mid Penn recognized a pre-tax gain on the sales of $1,779,000.  Please refer to Note 23, Recent Accounting Pronouncements, for more information regarding the adoption of ASU 2019-04.

Deposits and Other Sources of Funds

The Bank primarily uses deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities.  Wholesale borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”), overnight borrowings from the Bank’s other correspondent banking relationships, advances from the Federal Reserve’s Discount Window, or special program funding such as the funding that Mid Penn obtained during 2020 and 2021 from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the PPPLF, the Federal Reserve supplied financing to the Bank at a rate of 35 basis points (0.35%) for a term and amount determined based on the principal amount of PPP loans fully and specifically pledged as collateral in support of the PPPLF borrowings.  Draws of PPPLF funds were required to be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws were repaid to the Bank.  As of December 31, 2021, Mid Penn had repaid the entire balance of PPPLF borrowings with no outstanding balance remaining.

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

Supervision and Regulation

General

Financial holding companies and banks are extensively regulated under both federal and state laws.  The regulation and supervision of the Corporation and particularly the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests.  Enforcement actions that may be imposed by federal and state banking regulators include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders.  If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated.  As of December 31, 2021, the Corporation was not subject to any supervisory enforcement actions.

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

The BHCA requires Mid Penn to file an annual report with the Federal Reserve regarding the holding company and its subsidiary bank.  The Federal Reserve Board also conducts examinations of the holding company.  The Bank is not a member of the Federal Reserve System; however, the Federal Reserve possesses cease-and-desist powers over financial and bank holding companies and their subsidiaries where actions would constitute an unsafe or unsound practice or violation of law.  The Federal Reserve Board also makes policy that applies to the declaration and distribution of dividends by financial and bank holding companies.

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

Capital Requirements, Prompt Corrective Action and Basel III Capital Reforms

Under risk-based capital requirements for financial or bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill (“Tier 1 Capital”).  The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 Capital”).  Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory “Total Capital”.  As of December 31, 2021, Mid Penn complied with these risk-based capital requirements.

In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies.  These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“leverage ratio”) equal to 3 percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5 percent.  The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the requirements indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  As of December 31, 2021, Mid Penn has met these leverage requirements, and the Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.

The Bank is subject to similar capital requirements adopted by the FDIC, and as of December 31, 2021, the Bank’s capital levels were sufficient to be considered “well-capitalized”. The FDIC has not advised the Bank of any specific minimum leverage ratios.

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

In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan.  If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, restricting dividend payments to shareholders, and requiring an increase in the institution’s ratio of tangible equity to assets.  For the periods reported in this Form 10-K and in the period subsequent to December 31, 2021, up to the date of the filing of this Form 10-K, Mid Penn was not subject to any such bank regulatory orders.

Payment of Dividends and Other Restrictions

Mid Penn’s holding company is a legal entity separate and distinct from the wholly owned Bank subsidiary.  There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to the holding company.  Specifically, dividends from the Bank are the principal source of the holding company’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks.  The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice.  Depending upon the financial condition of the holding company and the Bank, the payment of dividends could be deemed by a regulatory agency to constitute such an unsafe or unsound practice.  The holding company and the Bank were not subject to any such dividend prohibitions during the years ended December 31, 2021, 2020, and 2019.

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

Privacy Laws

The federal banking regulators have issued a number of regulations governing the privacy of consumer financial and customer information.  The regulations limit the disclosure by financial institutions, such as the Corporation and Bank, of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes.  Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties.  More specifically, the regulations require financial institutions to provide:

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

Coronavirus Aid, Relief, and Economic Security Act

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, and extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020, and further extended to May 31, 2021 by the PPP Extension Act of 2021.   This legislation created the federal Paycheck Protection Program (“PPP”) which permitted eligible business entities to apply for loans through a participating financial institution to cover payroll, rent, and other business expenses during the COVID-19 pandemic.  Mid Penn has been a significant participating lender under the PPP during both 2020 and 2021.  The PPP loans, which are 100 percent guaranteed by the Small Business Administration (“SBA”), have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The SBA may forgive the PPP loans if, among other criteria, at least 60 percent of the proceeds are used for payroll costs.  Also, the borrowers will not have to make any payments for six months following the date of disbursement of the loan, though interest will continue to accrue during the deferment period.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  As of December 31, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s PPP lending activities, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2021.  In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.

As of December 31, 2021, Mid Penn had $3,811,000 of PPP deferred loan processing fees not yet realized as income, consisting of (i) $27,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $3,784,000 of loan processing fees received related to PPP loans funded during the first half of 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from PPP loans funded during the year ended December 31, 2020.  Mid Penn recognized $21,954,000 of PPP processing fees during the year ended December 31, 2021, compared to $13,137,000 of PPP processing fees for the same period of 2020. PPP processing fees are reflected within interest and fees on loans and leases on the Consolidated Statements of Income.

As of December 31, 2021, Mid Penn had $111,286,000 of net PPP loans outstanding ($115,097,000 of gross PPP loans, net of deferred PPP processing fees of $3,811,000). Comparatively, as of December 31, 2020, Mid Penn had $388,313,000 of net PPP loans outstanding ($396,059,000 of gross PPP loans, net of deferred PPP processing fees of $7,746,000). All PPP loans are recorded in the commercial and industrial loan portfolio classification.

In addition to the creation of the PPP, the CARES Act also included several tax relief initiatives, including allowing net operating losses generated in 2018, 2019, or 2020 to be carried back up to five years.  As a result of this change, the full-year tax provision through December 31, 2020 includes a $318,000 tax benefit as the result of carrying certain NOLs acquired from First Priority and Scottdale back to 2017 when the federal statutory tax rate was higher (34 percent versus 21 percent).  See Note 17, Income Taxes, to the consolidated financial statements in Part II, Item 8 for more details.

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

Effects of Government Policy and Potential Changes in Regulation

Changes in regulations applicable to the Corporation, the Bank, or its nonbank subsidiaries, or shifts in monetary or other government policies, could have a material effect on our business. The Corporation’s business is also affected by the state of the financial services industry in general.  As a result of legal, economic, and competitive changes, management believes that the Corporation and the financial services industry will continue to experience an increased rate of change from both the opportunities and competitive challenges resulting from greater product and service offerings, technological advancements, and business combinations.

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

Mid Penn’s headquarters are located at 2407 Park Drive, Harrisburg, Pennsylvania 17110, and its telephone number is 1-866-642-7736.  Mid Penn’s website is midpennbank.com and Mid Penn makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably possible after filing with the SEC.  Mid Penn has adopted a Code of Ethics that applies to all employees and this document is also available on Mid Penn’s website.  The information included on our website is not considered a part of this document.

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

Unless the context otherwise requires, references to “we,” “us,” “our,” “Mid Penn,” or “Mid Penn Bancorp, Inc.,” collectively refer to Mid Penn Bancorp, Inc. and its subsidiaries, and specific references to the “Bank” refer to Mid Penn Bank, the wholly owned banking subsidiary of Mid Penn Bancorp, Inc.

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

Mid Penn is subject to credit risk.

As of December 31, 2021, approximately 86 percent of the Bank’s loan portfolio in Table 8 of Management’s Discussion and Analysis consisted of commercial real estate, commercial and industrial, and agricultural loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans.  Commercial loans are also typically larger than residential real estate loans and consumer loans.  Because the loan portfolio contains a significant number of commercial and industrial loans, and construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn. An increase in non-performing loans or collateral value deficiencies could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

MID PENN BANCORP, INC.

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

The discontinuance of LIBOR presents risks to the financial instruments originated, held or serviced by Mid Penn that use LIBOR as a reference rate.

The London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. On November 30, 2020, ICE Benchmark Administration Limited (“IBA”), the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023.

The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.

Banking regulators issued guidance strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. There can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist.

The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing documents, may adversely affect the value of Mid Penn’s floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates and may also increase operational and other risks to Mid Penn and the industry, including reputational and litigation risk.

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

Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts or other similar events could have a negative impact on our business and operations. While we have business continuity plans in place, such events occurring or persisting, such as the current COVID-19 pandemic, could disrupt or delay the normal operations of our business and our facilities (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Corporation to risks relating to noncompliance with the PPP. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

The ongoing COVID-19 pandemic and measures taken to limit its spread could adversely affect Mid Penn’s business, financial condition, and results of operations.

The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though most restrictions have been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging, and, as of December 31, 2021, many companies have not returned workers to their offices. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.

The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the extent to which they are accepted by the public, the development of effective therapies, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

MID PENN BANCORP, INC.

The continuation of the COVID-19 pandemic and the efforts to contain the virus, including effects of economic stimulus, and the exhaustion or expiration of stimulus benefits, could:

•	reduce the demand for loans and other financial services;
•	result in increases in loan delinquencies, problem assets, and foreclosures;
•	cause the value of collateral for loans, especially real estate, to decline in value;
•	reduce the availability and productivity of our employees;
•	cause our vendors and counterparties to be unable to meet existing obligations to us;
•	negatively impact the business and operations of third-party service providers that perform critical services for our business;
•	cause the value of our securities portfolio to decline; and
•	cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one or a combination of the above events could have a material, adverse effect on Mid Penn’s business, financial condition, and results of operations.

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

Mortgage banking income is highly influenced by the level and direction of market forces including mortgage interest rates, and real estate and refinancing activity.  In lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase.  This has the effect of increasing fee income but could adversely impact the estimated fair value of Mid Penn’s mortgage servicing rights as the rate of loan prepayments increase.  In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower.  This has the effect of decreasing mortgage loan originations and refinance activities, and related fee income opportunities.

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

The Corporation, the Bank, and its nonbank subsidiaries are collectively subject to extensive regulation, supervision and examination by federal and state banking authorities.  The potential exists for additional or amended federal or state laws and regulations, or changes in supervisory policies or activities, to materially affect many aspects of Mid Penn’s operations, including capital levels, lending and funding practices, and liquidity standards.  New laws and regulations may increase costs of regulatory compliance and of doing business and otherwise affect operations and may significantly affect the markets in which Mid Penn does business, the markets for and value of Mid Penn’s loans and investments, the ability to attract deposits at a reasonable cost, the fees charged, and ongoing operations, costs and profitability.  Further, additional legislation and regulations that could significantly affect Mid Penn’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations.  Also, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties.  Any changes in applicable regulations or federal, state or local legislation, or the exercise of bank regulatory authority, may have a negative impact on Mid Penn’s results of operations, financial condition, and its ability to pay dividends on common stock.

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

Mid Penn is subject to environmental, social and governance ("ESG") risks that could adversely affect our results of operations, reputation, and the market price of our securities.

Mid Penn is subject to a variety of risks arising from ESG matters. ESG matters include environmental and climate change activism, diversity activism, and racial and social justice issues. Such matters may involve our personnel, customers, or third parties with whom we do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.  Further, Mid Penn may be exposed to negative publicity based on the identity and activities of our shareholders, those to whom we lend and with which we otherwise do business, and the public’s view of the approach and requirements of our state or federal regulators, customers, and business partners with respect to ESG matters. Any such negative publicity could arise through traditional media or electronic social media platforms. Mid Penn’s relationships and reputation with our existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on Mid Penn’s ability to attract and retain customers and employees and could have a negative impact on the market price for our securities.

Certain investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations with respect to ESG matters when making investment decisions. Certain investors are beginning to incorporate the business risks of ESG regulation and activism and the adequacy of companies’ responses to these into their investment decisions. These shifts in investing priorities may result in adverse effects on the market price of Mid Penn’s securities.

The U.S. Congress, state legislatures and federal and state regulatory agencies, as well as certain stock exchanges, continue to propose numerous initiatives related to ESG matters. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting practices, and credit portfolio concentrations management practices. The lack of empirical data surrounding the credit and other financial risks posed by ESG regulation and activism render it impossible to predict how specifically ESG matters may impact Mid Penn’s financial condition and results of operations.

Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as a tool to effect ESG activism, both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of ESG matters. Given that ESG matters could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from activism, Mid Penn faces increasing focus on our resilience to ESG risks. Ongoing legislative or regulatory uncertainties and changes regarding ESG risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

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

In 2018, Mid Penn completed acquisitions of both The Scottdale Bank & Trust Company and First Priority Financial Corp. and continued the integration of these acquisitions in the subsequent periods. Additionally, on November 30, 2021, Mid Penn completed its acquisition of Riverview Financial Corporation.  Growth by acquisition involves substantial risks, as the ultimate success of such acquisitions may depend on, among other things, the ability to realize anticipated cost savings and to integrate the acquired companies and operation in a manner that does not result in decreased revenues. Excessive acquisition costs, conversion costs and the disruption of existing customer relationships in both the acquired companies and legacy markets may occur. If we are not able to successfully achieve the financial efficiencies or integration and growth objectives of acquisitions, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than planned.

Further, the asset quality or other financial characteristics of an acquired company may deteriorate from the date a merger or other acquisition agreement is entered into and when the transaction is completed or the post-merger period.

Mid Penn has spent and may continue to spend significant resources identifying companies and businesses to acquire. The efficient and effective integration of any companies and businesses we acquire and integrate into our organization is critical to our growth. The recent Scottdale, First Priority, and Riverview mergers, and any future mergers or acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to fully integrate the operations of Scottdale, First Priority, and Riverview successfully, or to integrate the operations of future acquisition targets, could harm Mid Penn’s business, financial condition, results of operations and cash flows.

MID PENN BANCORP, INC.

We plan to pursue a growth strategy and there are risks associated with rapid growth.

We intend to pursue a growth plan consistent with our prior business strategy, including growth by acquisition, as well as leveraging our existing branch network or adding new branch locations or offices and personnel in current and adjacent markets we choose to serve. The Scottdale, First Priority, and Riverview mergers were part of our growth strategy.

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

Federal banking regulators require the Corporation and the Bank to maintain adequate levels of capital to support their operations.  These capital levels are determined and dictated by law, regulation, and banking regulatory agencies.  In addition, capital levels are also determined by Mid Penn’s management and board of directors, based on capital levels that they believe are necessary to support Mid Penn’s business operations.

MID PENN BANCORP, INC.

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

Mid Penn may attempt to increase its capital resources if the Corporation’s or the Bank’s capital ratios fall below the required minimums.  The Corporation or the Bank could be required to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. If a future liquidation of Mid Penn occurs, holders of debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common stock, or both. Holders of Mid Penn common stock are not entitled to preemptive rights or other protections against dilution.

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

MID PENN BANCORP, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Bank owns a building in Harrisburg, Pennsylvania, located at 2407 Park Drive, which serves as the Corporation’s headquarters.  The Bank also owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as the Bank’s headquarters.  Additionally, the Bank owns one building in Halifax, Pennsylvania that serves as an operational support facility and one building in Harrisburg, Pennsylvania that serves as corporate administrative and operational support offices.  Administrative space is also leased in Pottsville, Lancaster, and Chambersburg, Pennsylvania.  As of December 31, 2021, the Bank’s retail office network was comprised of sixty full-service retail locations as detailed in the table below.

	Owned	Leased	Total
Pennsylvania Locations (by County)
Retail Banking
Berks	1	5	6
Blair	1	1	2
Bucks	1	—	1
Centre	—	1	1
Chester	1	—	1
Clearfield	5	—	5
Cumberland	—	3	3
Dauphin	13	2	15
Fayette	1	—	1
Huntington	2	—	2
Lancaster	—	3	3
Lehigh	1	—	1
Luzerne	—	2	2
Lycoming	1	—	1
Montgomery	—	1	1
Northumberland	—	1	1
Perry	1	1	2
Schuylkill	6	3	9
Westmoreland	3	—	3
	37	23	60

MID PENN BANCORP, INC.

On March 4, 2022, the Bank closed sixteen offices, which were located in Berks, Blair, Centre, Clearfield, Dauphin, Huntington, Lancaster, Lehigh, Lycoming, Northumberland, Perry, Schuylkill, and Westmoreland counties.

All real estate owned by Mid Penn is free and clear of encumbrances.  Mid Penn’s leases expire at various dates through the year 2039 and generally include options to renew.  For additional information regarding the lease commitments, refer to Note 8, Leases, within Item 8, Notes to Consolidated Financial Statements.

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

Number of Shareholders:  As of March 1, 2022, there were approximately 4,187 shareholders of record of Mid Penn’s common stock.

Dividends:  In 2021, cash dividends of $0.84 were paid, while cash dividends of $0.79 were declared.  Cash dividends of $0.77 were paid and $0.82 were declared in 2020. In 2019, cash dividends of $0.79 were paid, while cash dividends of $0.82 were declared.  The declaration of cash dividends on Mid Penn’s common stock is at the discretion of its Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant.

Dividend Reinvestment and Stock Purchases:  Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee.  Voluntary cash contributions may also be made under the Plan.  For additional information about the Plan, contact the Transfer Agent.

Annual Meeting:  The Annual Meeting of the Shareholders of Mid Penn is expected to be held virtually at 10:00 a.m. on Tuesday, May 10, 2022.

Accounting, Auditing and Internal Control Complaints:  Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website:  www.midpennbank.com

Purchases of Equity Securities by the Issuer and Affiliated Purchasers:  During 2020, Mid Penn announced the adoption of a treasury stock repurchase program authorizing the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 2.9% of the issued shares based on Mid Penn’s closing stock price and shares issued as of December 31, 2021.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.  The repurchase plan became effective March 19, 2020 and is authorized to continue through March 19, 2022, unless otherwise extended by Mid Penn’s Board of Directors.

MID PENN BANCORP, INC.

A summary of treasury stock activity during the year ended December 31, 2021 is presented below.

				Approximate Dollar
			Total Number of Shares	Value of Shares That
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1 - January 31, 2021	—	$—	92,652	$13,205,325
February 1 - February 28, 2021	5,800	$22.09	98,452	$13,077,211
March 1 - March 31, 2021	—	$—	98,452	$13,077,211
April 1 - April 30, 2021	—	$—	98,452	$13,077,211
May 1 - May 31, 2021	—	$—	98,452	$13,077,211
June 1 - June 30, 2021	—	$—	98,452	$13,077,211
July 1 - July 31, 2021	—	$—	98,452	$13,077,211
August 1 - August 31, 2021	—	$—	98,452	$13,077,211
September 1 - September 30, 2021	—	$—	98,452	$13,077,211
October 1 - October 31, 2021	—	$—	98,452	$13,077,211
November 1 - November 30, 2021	—	$—	98,452	$13,077,211
December 1 - December 31, 2021	—	$—	98,452	$13,077,211

Securities Authorized for Issuance under Equity Compensation Plans:  Information regarding the Corporation’s equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

MID PENN BANCORP, INC.

Stock Performance Graph

The following five-year performance graph compares the cumulative total shareholder return (including reinvestment of dividends) on Mid Penn’s common stock to the Russell 3000 Index and Mid Penn’s Peer Group, which includes Mid-Atlantic commercial banks with assets between $2 billion and $4 billion as of September 30, 2021. The stock performance graph assumes that $100 was invested on December 31, 2016, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance
Mid Penn Bancorp, Inc.
Russell 3000 Index
Peer Group
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Mid Penn Bancorp, Inc.	100.00	142.73	100.72	130.11	102.65	153.49
Russell 3000	100.00	121.13	114.78	150.39	181.80	228.45
Mid-Atlantic Custom Peer Group*	100.00	120.06	112.66	130.01	104.58	147.72

*	Peer Group consists of Mid-Atlantic commercial banks with assets between $2 billion and $4 billion as of September 30, 2021.

Source:  S&P Global Market Intelligence

© 2022

www.snl.com

A detailed list of the Banks comprising the Mid-Atlantic Custom Peer Group is incorporated herein by reference to Exhibit 99.1, which is filed with this Annual Report on Form 10-K.

ITEM 6.  [RESERVED]

.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mid Penn or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.  Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the effects of future economic conditions on Mid Penn, the Bank, its nonbank subsidiaries, and their markets and customers;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•	business or economic disruption from national or global epidemic or pandemic events;
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

•	our ability to maintain compliance with the listing rules of NASDAQ;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	volatility in the securities markets;
•	disruptions due to flooding, severe weather, or other natural disasters or Acts of God;
•	acts of war, terrorism, or global military conflict;
•	supply chain disruption; and
•	the factors described in Item 1A of this Annual Report.

All written or oral forward-looking statements attributable to Mid Penn are expressly qualified in their entirety by these cautionary factors.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s consolidated financial statements from the view of management and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K.  The comparability of the results of operations for the year ended 2021, compared to 2020 and 2019, in general, have been materially impacted by the acquisition of Riverview Financial Corporation, which closed on November 30, 2021. For comparative purposes, some 2020 and 2019 balances have been reclassified to conform to the 2021 presentation.  Such reclassifications had no impact on net income available to common shareholders or shareholders’ equity.

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

Financial Summary

2021 versus 2020

As noted above, the comparability of the results of operations for the years ended 2021 and 2020, in general, have been materially impacted by the acquisition of Riverview, which closed on November 30, 2021.

Mid Penn’s net income to common shareholders (earnings) for the year ended December 31, 2021 was $29,319,000 or $2.71 per common share basic and diluted, compared to earnings of $26,209,000 or $3.11 per common share basic and $3.10 per share diluted for the year ended December 31, 2020. The results for the year ended December 31, 2021 included the recognition of $21,954,000 of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP.  These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the Small Business Administration or the borrowers otherwise pay down principal prior to a loan’s stated maturity. The twelve months ended December 31, 2021 also include merger and acquisition expenses of $3,067,000 resulting from the Riverview merger, which was announced on June 30, 2021 and legally closed on November 30, 2021.  Additionally, during the fourth quarter of 2021, Mid Penn recognized non-recurring post-acquisition restructuring expenses totaling $9,880,000 consisting of (i) $2,292,000 related to branch closures as a result of the recently announced Retail Network Optimization Plan, and (ii) $7,588,000 of termination fees and severance costs in connection with the Riverview acquisition. Mid Penn also recognized other period costs related to the merger of $310,000.

Total assets of Mid Penn were $4,689,425,000 as of December 31, 2021, reflecting an increase of $1,690,477,000 or 56 percent compared to total assets of $2,998,948,000 as of December 31, 2020.  The majority of this increase reflects the assets acquired as a result of the Riverview merger on November 30, 2021 totaling $1,272,921,000.

Total loans as of December 31, 2021 were $3,104,396,000 compared to $2,384,041,000 as of December 31, 2020, an increase of $720,355,000 since year-end 2020.  This significant increase was driven by the Riverview acquisition. As of December 31, 2021, the outstanding balance of Riverview acquired loans was $811,038,000, net of purchase accounting adjustments.  Total loans were also significantly impacted by both (i) organic loan growth within Mid Penn’s legacy markets of $191,245,000 equating to 9 percent organic growth since December 31, 2020, less (ii) net forgiveness of PPP loans originated by Mid Penn of $281,928,000. Organic loan growth occurred primarily within Mid Penn’s commercial real estate and commercial and industrial financing loan portfolios.

Total deposits increased $1,527,436,000 or 62 percent, from $2,474,580,000 at December 31, 2020, to $4,002,016,000 at December 31, 2021.  The increase in total deposits since year-end 2020 was attributable primarily to the balance of deposits assumed through the acquisition of Riverview totaling $1,052,435,000 as of December 31, 2021, net of purchase accounting adjustments. Organic deposit growth of $475,436,000 or 19 percent since December 31, 2020 was driven by significant increases in noninterest-bearing, interest-bearing, and money market deposits, primarily due to both expanded cash management and commercial deposit account relationships, and new deposits established as a result of Mid Penn’s PPP loan funding activities.

Shareholders’ equity increased by $234,388,000 or 92 percent from $255,688,000 as of December 31, 2020 to $490,076,000 as of December 31, 2021, primarily due to both (i) the issuance of 4,519,776 shares of Mid Penn common stock on November 30, 2021, in connection with the acquisition of Riverview, and, (ii) the completion of the May 4, 2021 public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000.  The net proceeds of the offering after deducting the underwriting discount and offering expenses were $70,238,000.  The additional shares issued as a result of the Riverview acquisition and the public offering significantly impacted the weighted average number of shares outstanding used for both the fourth quarter of 2021 and year-to-date 2021 earnings per share calculations.  Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both December 31, 2021 and December 31, 2020.

Mid Penn’s return on average shareholders’ equity (“ROE”), a widely recognized performance indicator in the financial industry, was 8.91% in 2021 and 10.76% in 2020.  Return on average assets (“ROA”), another performance indicator, was 0.83% in 2021 and 0.95% in 2020.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

For the year ended December 31, 2021, Mid Penn’s tax-equivalent net interest margin was 3.30 percent versus 3.48 percent during the year ended December 31, 2020. The overall decrease in net interest margin for the year ended December 31, 2021 was driven by the full-year impact to loan yields as a result of market rate cuts initiated by the Federal Open Market Committee (“FOMC”) in March 2020 in response to the COVID-19 pandemic. The impact to loan yields was favorably offset by a decrease in the cost of funds, driven by deposit rate decreases in response to the above-mentioned market rate cuts.  Additionally, the favorable impacts of the recognition of $21,954,000 of PPP fees within interest income, as well as volume-driven increases in interest income due to higher average balances of loans and federal funds sold, helped to lessen the impact of the lower loan yield on net interest margin.  Further discussion of the net interest margin can be found in the Net Interest Income section below.

Mid Penn’s allowance for loan and lease losses at December 31, 2021 was $14,597,000 or 0.47 percent of total loans as compared to $13,382,000 or 0.56 percent at December 31, 2020.  Mid Penn had net loan charge-offs of $1,730,000 and $333,000 for the years ended December 31, 2021 and 2020, respectively.   Further discussion of these items can be found in the Provision for Loan and Lease Losses section below.

Total nonperforming assets were $10,497,000 at December 31, 2021, a decrease compared to nonperforming assets of $15,644,000 at December 31, 2020. Further discussion of the components of nonperforming assets can be found in the Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses section below.

The Corporation’s regulatory capital measures of Tier 1 Capital (to risk weighted assets) of $374,368,000 or 8.06 percent, and Total Capital (to risk weighted assets) of $452,527,000 or 14.6 percent, at December 31, 2021, are above the regulatory “well capitalized” requirements.  Tier 1 Capital consists primarily of Mid Penn’s shareholders' equity less the value of goodwill and other intangible assets, and excluding the impact of the accumulated other comprehensive income/loss component. Total Capital includes the Tier 1 Capital, as well as Mid Penn’s qualifying subordinated debt and the allowance for loan and lease losses, within permitted regulatory limits.  Risk-weighted assets are determined by assigning various levels of risk, in accordance with regulatory risk-weighting definitions, to different categories of assets and off-balance sheet activities.

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

As part of the annual increase in borrowings, long-term debt increased from $32,903,000 at December 31, 2019 to $75,115,000 at December 31, 2020.  During the second quarter of 2020, Mid Penn executed a new Federal Home Loan Bank (“FHLB”) two-year term lower cost borrowing of $70,000,000 to fund anticipated core loan growth.  This increase was partially offset by the prepayment of $27,500,000 of higher-cost long-term FHLB borrowings.  Mid Penn recognized $165,000 of FHLB prepayment penalties, which were recorded within other noninterest expenses on the Consolidated Statements of Income.  Mid Penn recognized $93,000 of FHLB prepayment penalties during the year ended December 31, 2019 attributable to the prepayment of $20,000,000 of higher-cost FHLB borrowings.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Subordinated debt outstanding increased $17,510,000 or 65 percent, from $27,070,000 at December 31, 2019 to $44,580,000 at December 31, 2020.  The year-over-year increase reflects the net impact of three subordinated debt transactions:

•

In March 2020, Mid Penn issued an aggregate of $15,000,000 of Subordinated Notes due March 2030 (the “March 2020 Notes”) to accredited investors.  The March 2020 Notes bear interest at a rate of 4 percent per year for the first five years and then float at the Wall Street Journal’s Prime Rate and are intended to be treated as Tier 2 capital for regulatory capital purposes.

•

In December 2020, Mid Penn issued an aggregate of $12,150,000 of Subordinated Notes due December 2030 (the “December 2020 Notes”) to accredited investors.  The December 2020 Notes bear interest at a rate of 4.5 percent per year for the first five years and then float at the Wall Street Journal’s Prime Rate and are intended to be treated as Tier 2 capital for regulatory capital purposes.

•

Also, during the fourth quarter of 2020, Mid Penn redeemed $9,500,000 in subordinated debt assumed in 2018 in conjunction with Mid Penn’s acquisition of First Priority Bank.  The First Priority Bank subordinated debt paid a high fixed rate of interest of 7 percent and was redeemed promptly following the expiration of the noncallable period and after receiving the required regulatory approval for the redemption.  Mid Penn recognized prepayment fees of $143,000 related to the early redemption, which are included in other noninterest expenses.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 1:  AVERAGE BALANCES, EFFECTIVE INTEREST DIFFERENTIAL AND INTEREST YIELDS

	Income and Rates on a Taxable Equivalent Basis for Years Ended
(Dollars in thousands)	December 31, 2021				December 31, 2020				December 31, 2019
	Average			Average	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$15,916	$13		0.08%	$3,593	$39		1.09%	$5,236	$100		1.91%
Investment Securities:
Taxable	124,692	2,257		1.81%	112,636	2,524		2.24%	149,187	3,442		2.31%
Tax-Exempt	57,361	1,420	(a)	2.48%	49,410	1,276	(a)	2.58%	89,011	2,590	(a)	2.91%
Total Securities	182,053	3,677		2.02%	162,046	3,800		2.35%	238,198	6,032		2.53%

Federal Funds Sold	567,647	809		0.14%	135,243	497		0.37%	63,436	1,222		1.93%
Loans and Leases, Net	2,539,074	119,082	(b)	4.69%	2,247,002	103,871	(b)	4.62%	1,678,000	88,398	(b)	5.27%
Restricted Investment in Bank Stocks	7,351	345		4.69%	6,554	360		5.49%	5,964	424		7.11%
Total Earning Assets	3,312,041	123,926		3.74%	2,554,438	108,567		4.25%	1,990,834	96,176		4.83%

Cash and Due from Banks	38,518				33,485				30,134
Other Assets	169,946				170,506				145,996
Total Assets	$3,520,504				$2,758,429				$2,166,964

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$688,595	$2,330		0.34%	$538,385	$3,423		0.64%	$415,359	$4,331		1.04%
Money Market	842,107	3,157		0.37%	605,552	4,072		0.67%	443,248	7,355		1.66%
Savings	218,546	237		0.11%	186,132	346		0.19%	187,927	641		0.34%
Time	451,277	5,603		1.24%	443,607	8,558		1.93%	471,241	9,223		1.96%
Total Interest-bearing Deposits	2,200,525	11,327		0.51%	1,773,676	16,399		0.92%	1,517,775	21,550		1.42%

Federal Funds Purchased	—	—		0.00%	—	—		0.00%	3,739	111		2.97%
Short-term Borrowings	153,850	539		0.35%	106,233	371		0.35%	12,818	359		2.80%
Long-term Debt	75,483	831		1.10%	66,609	999		1.50%	54,634	1,580		2.89%
Subordinated Debt	47,116	2,057		4.37%	38,740	1,958		5.05%	27,073	1,564		5.78%
Total Interest-bearing Liabilities	2,476,974	14,754		0.60%	1,985,258	19,727		0.99%	1,616,039	25,164		1.56%

Noninterest-bearing Demand	684,022				505,094				296,872
Other Liabilities	30,433				24,435				23,325
Shareholders' Equity	329,075				243,642				230,728
Total Liabilities & Shareholders' Equity	$3,520,504				$2,758,429				$2,166,964

Net Interest Income (taxable equivalent basis)		$109,172				$88,840				$71,012
Taxable Equivalent Adjustment		(604)				(632)				(864)
Net Interest Income		$108,568				$88,208				$70,148

Total Yield on Earning Assets				3.74%				4.25%				4.83%
Rate on Supporting Liabilities				0.60%				0.99%				1.56%
Average Interest Spread				3.15%				3.26%				3.27%
Net Interest Margin				3.30%				3.48%				3.57%

(a)

Includes tax equivalent adjustments (calculated using statutory rates of 21 percent) of $298,000, $268,000, and $544,000 for the years 2021, 2020, and 2019, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes tax equivalent adjustments (calculated using statutory rates of 21 percent) of $306,000, $364,000, and $320,000 for the years 2021, 2020, and 2019, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Net Interest Income

Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings.  Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities.  Interest and average rates in Table 1 above are presented on a fully taxable-equivalent basis.  Tax-equivalent adjustments were calculated using a statutory corporate tax rate of 21 percent for the years ended December 31, 2021, 2020 and 2019.  For purposes of calculating loan yields, average loan balances include nonaccrual loans.  Loan fees of $25,474,000, $15,795,000 and $2,153,000 are included with loan interest income in Table 1 above for the years ended December 31, 2021, 2020, and 2019, respectively. During the years ended December 31, 2021 and 2020, Mid Penn recognized $21,954,000 and $13,137,000 of PPP fees, respectively, which are included in loan fees.  Similar fees were not recognized during the year ended December 31, 2019.

TABLE 2:  VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

	2021 Compared to 2020			2020 Compared to 2019
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$134	$(160)	$(26)	$(31)	$(30)	$(61)
Investment Securities:
Taxable	270	(537)	(267)	(843)	(75)	(918)
Tax-Exempt	205	(61)	144	(1,152)	(162)	(1,314)
Total Securities	475	(598)	(123)	(1,995)	(237)	(2,232)

Federal Funds Sold	1,589	(1,277)	312	1,383	(2,108)	(725)
Loans and Leases, Net	13,501	1,710	15,211	29,975	(14,502)	15,473
Restricted Investment Bank Stocks	44	(59)	(15)	42	(106)	(64)
Total Interest Income	15,743	(384)	15,359	29,374	(16,983)	12,391

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	955	(2,048)	(1,093)	1,283	(2,191)	(908)
Money Market	1,591	(2,506)	(915)	2,693	(5,976)	(3,283)
Savings	60	(169)	(109)	(6)	(289)	(295)
Time	148	(3,103)	(2,955)	(541)	(124)	(665)
Total Interest Bearing Deposits	2,754	(7,826)	(5,072)	3,429	(8,580)	(5,151)

Federal Funds Purchased	—	—	—	—	—	—
Short-term Borrowings	166	2	168	2,546	(2,645)	(99)
Long-term Debt	133	(301)	(168)	346	(927)	(581)
Subordinated Debt	423	(324)	99	674	(280)	394
Total Interest Expense	3,476	(8,449)	(4,973)	6,995	(12,432)	(5,437)

NET INTEREST INCOME	$12,267	$8,065	$20,332	$22,379	$(4,551)	$17,828

The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column.  Tax-exempt income is shown on a tax equivalent basis using a statutory corporate tax rate of 21 percent for the years ended December 31, 2021, 2020 and 2019.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

For the year ended December 31, 2021, Mid Penn’s tax-equivalent net interest margin was 3.30 percent versus 3.48 percent for the year ended December 31, 2020 and 3.57 percent for the year ended December 31, 2019.  During 2021, taxable equivalent net interest income increased $20,332,000 or 23 percent compared to 2020. During 2020, taxable equivalent net interest income increased $17,828,000 or 25 percent compared to 2019. The primary sources of the increased taxable equivalent net interest income for the 2021 year included (i) $6,452,000 of interest income from core loan growth, (ii) reduced interest expense due to a lower cost of deposits, and (iii) the recognition of $21,954,000 of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP.  These PPP fees are recognized into interest income over the term of the respective loan (most have a 24-month maturity), or sooner if the loans are forgiven by the Small Business Administration or the borrowers otherwise pay down principal prior to a loan’s stated maturity.

The yield on interest-earning assets decreased to 3.74% in 2021, from 4.25% in 2020 and 4.83% in 2019.  Though the average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to both (i) the significant average balance of PPP loans, which earn interest at a rate of 1 percent while outstanding, and (ii) the full-year impact to loan yields as a result of market rate cuts initiated by the Federal Open Market Committee (“FOMC”) in March 2020 in response to the COVID-19 pandemic.

Interest expense for 2021 decreased by $4,973,000 or 25 percent when compared to 2020. Interest expense for 2020 decreased by $5,437,000 or 22 percent when compared to 2019. The cost of interest-bearing liabilities decreased to 0.60 percent in 2021 from 0.99 percent in 2020 and 1.56 percent in 2019.  The decrease in the cost of interest-bearing liabilities in 2021 was primarily due to the deposit rate decreases made during the year, including the full-year impact of the lower deposit rates executed in response to the March 2020 FOMC rate cuts.

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

Mid Penn has maintained the allowance for loan and lease losses in accordance with Mid Penn’s portfolio credit risk and potential loss assessment process, which took into consideration the risk characteristics of the loan and lease portfolio, shifting collateral values, and the assessment of other relevant qualitative factors from December 31, 2020 to December 31, 2021.  For the year ended December 31, 2021, the provision for loan and lease losses was $2,945,000, a decrease of 30 percent compared to a provision for loan losses of $4,200,000 for the year ended December 31, 2020.  The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not yet required to adopt the current expected credit loss (“CECL”) accounting standard, which must be adopted on January 1, 2023.  The allowance for loan and lease losses as a percentage of total loans was 0.47 percent at December 31, 2021 compared to 0.56 percent at December 31, 2020 and 0.54 percent at December 31, 2019.  The ratios as of December 31, 2021, were affected by the addition of the Riverview acquired loans, which, in accordance with purchase accounting principles, were recorded at fair value at the time of acquisition with no related allowance for loan losses.

For the years ended December 31, 2021 and December 31, 2020, Mid Penn had net charge-offs of $1,729,000 and $333,000, respectively, compared to net recoveries of $272,000 during the same period of 2019.  Loans charged off during 2021 were comprised of four commercial real estate, construction, and land development loans totaling $1,066,000, five commercial and industrial loans for $866,000, three mortgage loan for $13,000, four consumer loans to unrelated borrowers totaling $8,000, and $34,000 of overdrawn deposit account charge-offs.

Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality or other relevant qualitative factors differ substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

A summary of charge-offs and recoveries of loans and leases, as well as net charge-offs by loan category, are presented in Table 3.

TABLE 3:  ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019	2018	2017
Balance, beginning of year	$13,382	$9,515	$8,397	$7,606	$7,183
Loans and leases charged off:
Commercial and industrial	866	45	217	142	25
Commercial real estate	1,044	258	60	64	322
Commercial real estate - construction	23	7	40	40	—
Residential mortgage	13	4	29	60	102
Home equity	—	58	18	185	20
Consumer	42	—	64	37	28
Total loans and leases charged off	1,988	372	428	528	497

Recoveries on loans and leases previously charged off:
Commercial and industrial	13	3	45	1	26
Commercial real estate	207	1	82	808	553
Commercial real estate - construction	8	2	—	—	—
Residential mortgage	11	3	9	—	4
Home equity	—	3	5	1	5
Consumer	19	27	15	9	7
Total loans and leases recovered	258	39	156	819	595

Net charge-offs (recoveries)	1,730	333	272	(291)	(98)
Provision for loan and lease losses	2,945	4,200	1,390	500	325
Balance, end of year	$14,597	$13,382	$9,515	$8,397	$7,606

RATIO OF NET CHARGE-OFFS AND RECOVERIES BY LOAN CATEGORY

	Years ended December 31,
	2021	2020	2019	2018	2017
Commercial and industrial	0.12%	0.01%	0.05%	0.06%	0.00%
Commercial real estate	0.07%	0.03%	0.00%	-0.11%	-0.05%
Commercial real estate - construction	0.00%	0.00%	0.02%	0.04%	0.00%
Residential mortgage	0.00%	0.00%	0.01%	0.03%	0.10%
Home equity	0.00%	0.08%	0.02%	0.33%	0.04%
Consumer	0.26%	-0.36%	0.54%	0.39%	0.61%
Total ratio of net charge-offs (recoveries) during the year to total average loans outstanding, net of unearned discounts	0.07%	0.01%	0.02%	-0.02%	-0.01%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 4:  NONINTEREST INCOME

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Income from fiduciary activities	$2,494	$1,694	$1,416
Service charges on deposits	991	637	884
Net gain on sales of investment securities	79	467	1,878
Earnings from cash surrender value of life insurance	358	301	314
Mortgage banking income	10,314	9,682	3,771
ATM debit card interchange income	2,688	1,960	1,594
Merchant services income	431	392	413
Net gain on sales of SBA loans	969	442	831
Other income	3,209	2,333	1,520
Total Noninterest Income	$21,533	$17,908	$12,621

Noninterest Income

2021 versus 2020

For the year ended December 31, 2021, noninterest income totaled $21,533,000, an increase of $3,625,000 or 20 percent, compared to noninterest income of $17,908,000 for the year ended December 31, 2020.

Mortgage banking income was $10,314,000 for the year ended December 31, 2021, an increase of $632,000 or 6 percent, compared to the year ended December 31, 2020.  Mortgage interest rates declined as a result of market responses to the pandemic, and remained low in the twelve months since December 31, 2020, resulting in significantly increased mortgage loan originations and secondary-market loan sales and gains.

Income from fiduciary and wealth management activities was $2,494,000 for the year ended December 31, 2021, an increase of $800,000 or 47 percent, compared to fiduciary income of $1,694,000 for the same period in 2020. These additional revenues were attributed to favorable growth in trust assets under management and increased sales of retail investment products.

ATM debit card interchange income was $2,688,000 for the year ended December 31, 2021, an increase of $728,000 or 37 percent compared to interchange income of $1,960,000 for 2020. The increase resulted from increasing card-based transaction usage across our expanding checking account customer base.

Service charges on deposits were $991,000 during the year ended December 31, 2021, reflecting an increase of $354,000 or 56 percent when compared to 2020, with this increase being driven primarily by an increase in non-sufficient funds fees and account analysis fees related to the growth in our cash management customer base.

Net gains on sales of SBA loans were $969,000 for the year ended December 31, 2021, an increase of $527,000 or 119 percent compared to net gains on sales of SBA loans of $442,000 during 2020.  During the first half of 2020, much of the focus of the SBA lending function was on the PPP loan program, resulting in a lower volume of traditional SBA loans being originated in 2020, while the volume of traditional SBA loan originations and sales have generally returned to pre-pandemic levels during the second half of the year ended December 31, 2021.

Other income was $3,209,000 for the year ended December 31, 2021, an increase of $876,000 compared to other income of $2,333,000 for the year ended December 31, 2020.  The increase in other income was primarily driven by higher volumes of fee-based income, including loan-level swap fees, wire transfer fees, letter of credit fees, and credit card program referrals and royalties.

Net gains on sales of investment securities were $79,000 for the year ended December 31, 2021, a decrease of $388,000 compared to net gains on sales of securities of $467,000 for the year ended December 31, 2020.  Sale volume and gains vary from period to period based upon market conditions, as well as investment portfolio and interest rate risk management activities.

2020 versus 2019

For the year ended December 31, 2020, noninterest income totaled $17,908,000, an increase of $5,287,000 or 42 percent, compared to noninterest income of $12,621,000 for the year ended December 31, 2019.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 5:  NONINTEREST EXPENSE

(Dollars in thousands)	Years ended December 31,
	2021	2020	2019
Salaries and employee benefits	$41,711	$37,758	$32,360
Occupancy expense, net	5,527	5,505	5,352
Equipment expense	3,101	2,910	2,647
Software licensing and utilization	6,332	5,286	4,394
FDIC Assessment	1,888	1,680	839
Legal and professional fees	1,979	1,665	1,679
Charitable contributions qualifying for State tax credits	1,432	1,342	755
Mortgage banking profit-sharing expense	2,571	2,004	—
(Gain) loss on sale/write-down of foreclosed assets	(25)	333	(15)
Intangible amortization	1,180	1,398	1,430
Merger and acquisition expense	3,067	—	—
Post-acquisition restructuring expenses	9,880	—	—
Director fees and benefits expense	1,286	1,109	1,005
ATM debit card processing expense	1,053	819	685
Meals, travel, and lodging expense	968	644	1,036
Pennsylvania Bank Shares tax expense	800	583	777
Marketing and advertising expense	705	542	906
Telephone expense	565	539	609
Insurance	477	368	353
Corporate donations and sponsorships	357	207	401
Investor services	227	200	153
Loan collection costs	262	197	487
OREO expense	34	150	91
Other expenses	5,728	5,338	4,009
Total Noninterest Expense	$91,105	$70,577	$59,953

Noninterest Expense

2021 versus 2020

For the year ended December 31, 2021, noninterest expense totaled $91,105,000, an increase of $20,528,000 or 29 percent, compared to noninterest expense of $70,577,000 for the year ended December 31, 2020. Noninterest expenses incurred as a result of franchise expansion through the Riverview acquisition were the primary sources of the significant increase, with additional non-recurring post acquisition restructuring expenses being incurred in connection with the public announcement on December 7, 2021 of the planned closure and reclassification of certain Mid Penn locations to estimated fair value within assets held for sale, which are discussed in more detail below.

During the year ended December 31, 2021, merger and acquisition expenses were $3,067,000 and included investment banking fees, merger-related legal expenses, and other professional fees for advisory, valuation, and consulting services associated with the acquisition of Riverview.  Similar expenses were not recognized in 2020. Additionally, during the fourth quarter of 2021, Mid Penn recognized certain post-acquisition restructuring costs totaling $9,880,000.  This total is comprised of (i) $7,588,000 of termination fees and severance costs, and (ii) $2,292,000 related to the December 7, 2021 announcement of a Retail Network Optimization Plan under which the Bank announced its intention to close sixteen of its retail locations throughout its expanded footprint. The branch closures occurred on or about March 4, 2022.  As a result of this announcement, and in accordance with GAAP, Mid Penn has reclassified the assets associated with these retail locations to held for sale totaling $3,907,000 as of December 31, 2021.  Mid Penn also recognized other period costs related to the merger of $310,000.

Salaries and employee benefits were $41,711,000 for the year ended December 31, 2021, an increase of $3,953,000 or 10 percent, versus 2020, with the increase primarily attributable to (i) increased mortgage commissions expense commensurate with the significant increases in mortgage loan originations and secondary market sales gains from the mortgage banking group; (ii) increased bonus expense in recognition of our employees and the successes of Mid Penn during the twelve months ended December 31, 2021; (iii) increased medical expenses year-over-year; and (iv) the one-month impact of the salaries and benefits of employees added through the Riverview merger on November 30, 2021.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Software licensing and utilization costs were $6,332,000 for the year ended December 31, 2021, an increase of $1,046,000 or 20 percent compared to $5,286,000 for the year ended December 31, 2020.  This increase reflects the additional costs from both transaction volume-based charges, and licensing fees related to the addition of new staff and locations added since December 31, 2020. Mid Penn continues to invest in upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management.

FDIC assessment expense was $1,888,000 for the year ended December 31, 2021, an increase of $208,000 or 12 percent compared to $1,680,000 of FDIC assessment expense recognized during the year ended December 31, 2020. The total base assessment expense increased for 2021 when compared to 2020, primarily due to the significant year-over-year increase in total average assets of the Bank on which the assessment is based.

Legal and professional fees were $1,979,000 for the year ended December 31, 2021, an increase of $314,000 or 19 percent compared to $1,665,000 of legal and professional fees recognized during the year ended December 31, 2020, with this increase being attributable to consulting expenses related to strengthening and enhancing Mid Penn’s commercial online banking facility, as well as other information technology and cybersecurity management activities.

Mortgage banking profit-sharing expense totaled $2,571,000, an increase of $567,000 or 28 percent compared to $2,004,000 for year ended December 31, 2020, and related to payments accrued for or made to third-party principals commensurate with the earnings success within the Southeastern Pennsylvania mortgage banking group at Mid Penn.

The gain on the sale of foreclosed assets was $25,000 during the year ended December 31, 2021 compared to a loss on the sale or write-down of foreclosed assets of $333,000 during the year ended December 31, 2020. The 2020 expense is attributable to write-downs taken on two related foreclosed assets totaling $358,000 during the year ended December 31, 2020.  These write-downs were partially offset by $25,000 of collective gains on the sale of certain smaller foreclosed real estate properties during 2020.

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

Mid Penn’s portfolio of held-to-maturity securities, recorded at amortized cost, increased $200,965,000 to $329,257,000 as of December 31, 2021, as compared to $128,292,000 as of December 31, 2020.  Mid Penn’s total available-for-sale securities portfolio increased $57,114,000 from $5,748,000 at December 31, 2020 to $62,862,000 at December 31, 2021.  Mid Penn initiated a significant volume of purchases during the second half of 2021 in anticipation of pledging requirements as a result of the Riverview merger, as well as for both strategic portfolio and asset liability management objectives.

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

At December 31, 2021, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $254,000 (comprised of a gross unrealized loss on securities of $322,000 net of a deferred income tax benefit of $68,000).  At December 31, 2020, the unrealized loss on available-for-sale investment securities resulted in a decrease in shareholders’ equity of $2,000 (comprised of a gross unrealized loss on securities of $3,000 net of a deferred income tax benefit of $1,000).  Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.  Table 6 provides a summary of our investment securities, and maturity and yield information relating to debt securities is shown in Table 7.  The weighted average yield of the investment securities are calculated on a fully taxable-equivalent basis using a statutory corporate tax rate of 21 percent for the year ended December 31, 2021.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 6:  INVESTMENT MATURITY AND YIELD

(Dollars in thousands)		After One	After Five
	One Year	Year thru	Years thru	After Ten
As of December 31, 2021	and Less	Five Years	Ten Years	Years	Total
Available for sale securities, at fair value:
Mortgage-backed U.S. government agencies	$—	$—	$—	$49,480	$49,480
State and political subdivision obligations	—	—	302	3,612	3,914
Corporate debt securities	250	2,967	6,251	—	9,468
	$250	$2,967	$6,553	$53,092	$62,862
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$3,003	$18,425	$143,178	$12,392	$176,998
Mortgage-backed U.S. government agencies	—	2,377	14,245	44,703	61,325
State and political subdivision obligations	962	31,124	36,583	9,567	78,236
Corporate debt securities	—	5,142	8,926	—	14,068
	$3,965	$57,068	$202,932	$66,662	$330,627

		After One	After Five
		Year thru	Years
	One Year	Five	thru	After Ten
Weighted Average Yields	and Less	Years	Ten Years	Years	Total
Available for sale securities:
Mortgage-backed U.S. government agencies	—	—	—	2.04%	2.04%
State and political subdivision obligations	—	—	2.07%	2.48%	2.45%
Corporate debt securities	1.50%	2.25%	3.90%	—	3.32%
	1.50%	2.25%	3.82%	2.07%	2.26%
Held to maturity securities:
U.S. Treasury and U.S. government agencies	1.50%	1.34%	1.71%	2.04%	1.69%
Mortgage-backed U.S. government agencies	—	3.03%	2.84%	1.95%	2.20%
State and political subdivision obligations	2.89%	2.49%	2.27%	2.36%	2.38%
Corporate debt securities	—	2.42%	3.25%	—	2.95%
	1.14%	2.13%	1.96%	2.03%	1.99%

Loans

Total loans as of December 31, 2021 were $3,104,396,000 compared to $2,384,041,000 as of December 31, 2020, an increase of $720,355,000 since year-end 2020.  This significant increase was driven by the Riverview acquisition. As of December 31, 2021, the outstanding balance of Riverview acquired loans was $811,038,000, net of purchase accounting adjustments.  Total loans were also significantly impacted by both (i) organic loan growth within Mid Penn’s legacy markets of $191,245,000 equating to 9 percent organic growth since December 31, 2020, less (ii) net forgiveness of PPP loans originated by Mid Penn of $281,928,000. Organic loan growth occurred primarily within Mid Penn’s commercial real estate and commercial and industrial financing loan portfolios.

At December 31, 2021, loans (net of unearned income) represented 71 percent of earning assets, compared to 85 percent and 86 percent at December 31, 2020 and 2019, respectively.

The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area of the Pennsylvania counties of Berks, Blair, Bucks, Centre, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Lycoming, Montgomery, Northumberland, Perry, Schuylkill and Westmoreland.  Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved.  Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured.  Residential real estate loans are secured by liens on the residential property.  Consumer loans include installment loans, lines of credit and home equity loans.  The Bank has no significant concentration of credit to any one borrower.  The Bank’s highest concentration of credit by loan type is in commercial real estate financings.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in Table 7.

TABLE 7:  LOAN MATURITY AND INTEREST SENSITIVITY

(Dollars in thousands)
	One Year	One to	Five to	Over
As of December 31, 2021	and Less	Five Years	Fifteen Years	Fifteen Years	Total
Commercial and industrial	$43,172	$240,944	$152,900	$182,546	$619,562
Commercial real estate	54,947	231,206	684,269	697,720	1,668,142
Commercial real estate, construction	86,769	146,429	86,079	53,457	372,734
Residential mortgage	12,064	20,528	116,302	174,329	323,223
Home equity	4,809	15,675	33,351	56,471	110,306
Consumer	1,011	3,041	1,176	5,201	10,429
	$202,772	$657,823	$1,074,077	$1,169,724	$3,104,396

Rate Sensitivity
Predetermined rate
Commercial and industrial	$38,313	$204,275	$34,217	$10,367	$287,172
Commercial real estate	32,121	171,547	78,699	18,849	301,216
Commercial real estate, construction	38,121	72,977	21,153	3,181	135,432
Residential mortgage	10,251	17,658	66,478	74,075	168,462
Home equity	873	6,546	17,832	5,385	30,636
Consumer	446	2,851	1,148	349	4,794
Floating or adjustable rate
Commercial and industrial	4,857	36,670	118,681	172,182	332,390
Commercial real estate	13,167	61,827	608,414	683,518	1,366,926
Commercial real estate, construction	58,324	71,284	62,085	45,609	237,302
Residential mortgage	1,813	2,096	45,148	105,704	154,760
Home equity	4,037	9,904	20,194	45,535	79,671
Consumer	449	188	28	4,970	5,635
	$202,772	$657,823	$1,074,077	$1,169,724	$3,104,396

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

Other than as described herein, Mid Penn does not believe there are current significant credit-related trends, events or uncertainties relating to its loan portfolio that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources.  Mid Penn recognizes that the effects of current and past economic conditions and other unfavorable business conditions, including the potential impact of the ongoing COVID-19 pandemic, may eventually adversely influence certain borrowers’ abilities to comply with their repayment terms.  Mid Penn regularly monitors the financial strength of its borrowers, including those at higher risk of credit stress from the pandemic or its economic effects, and does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay.  Mid Penn does not normally structure construction loans with interest reserve components or perform commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans.  Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired.  While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

TABLE 8:  NONPERFORMING ASSETS

(Dollars in thousands)	December 31,
	2021	2020	2019	2018	2017
Nonperforming Assets:
Nonaccrual loans	$9,547	$15,047	$11,471	$10,749	$10,575
Accruing troubled debt restructured loans	435	463	490	517	544
Total nonperforming loans	9,982	15,510	11,961	11,266	11,119

Foreclosed real estate	—	134	196	1,017	189
Total nonperforming assets	9,982	15,644	12,157	12,283	11,308

Accruing loans 90 days or more past due	515	—	—	—	—
Total risk elements	$10,497	$15,644	$12,157	$12,283	$11,308

Nonperforming loans as a percentage of total loans outstanding	0.32%	0.65%	0.68%	0.69%	1.22%

Nonperforming assets as a percentage of total loans outstanding and other real estate	0.32%	0.66%	0.69%	0.76%	1.24%

Nonaccrual loans as a percentage of total loans	0.31%	0.63%	0.65%	0.66%	1.16%

Ratio of allowance for loan losses to nonperforming loans	146.23%	86.28%	79.55%	74.53%	68.41%

Allowance for loan losses as a percentage of total loans and leases	0.47%	0.56%	0.54%	0.52%	0.84%

Allowance for loan losses as a percentage of non-accrual loans	152.90%	88.93%	82.95%	78.12%	71.92%

Allowance for loan losses as a percentage of non-performing assets	146.23%	85.54%	78.27%	68.36%	67.26%

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to partially or fully charging off the loan.  If a partial charge off is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn held no foreclosed real estate as of December 31, 2021, compared to $134,000 at December 31, 2020, driven by the sale of several smaller foreclosed real estate properties in 2021. Total nonperforming assets were $10,497,000 at December 31, 2021, a decrease compared to nonperforming assets of $15,644,000 at December 31, 2020. The decrease in nonperforming assets was primarily the result of the successful workout of three nonaccrual commercial relationships totaling $10,956,000 occurring during the year ended December 31, 2021, though this decrease was partially offset by acquired impaired loans assumed in the Riverview transaction totaling $3,289,000 as of December 31, 2021.

One loan relationship, which accounts for $2,278,000 of the nonperforming loan balance as of December 31, 2021, is discussed in more detail below.

Loan relationship no. 1 - The contractual outstanding principal balance of this loan relationship was $2,278,000 at December 31, 2021 and was comprised of two loans acquired in 2018. These loans were transferred from accrual to nonaccrual status during the second quarter of 2020.  These loans are collateralized primarily by commercial real estate, and, given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been currently assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loans.

Mid Penn’s troubled debt restructured loans at December 31, 2021 totaled $819,000, of which $436,000 were accruing loans in compliance with the terms of the modification and $383,000 are included in the balance of total nonaccrual loans.

Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructured loans, and these agreements have resulted in additional principal repayment.  The terms of these forbearance agreements vary and may include reductions in principal payments, reductions in interest rates, and/or repayment of the loan as collateral is sold.

Further discussion of troubled debt restructured loans can be found in Note 6, Loans and Allowance for Loan and Lease Losses, within Item 8, Notes to Consolidated Financial Statements.  As of December 31, 2021, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements.

The following table provides additional analysis of partially charged off loans:

TABLE 9:  PARTIALLY CHARGED OFF LOANS

(Dollars in thousands)	December 31, 2021	December 31, 2020
Period ending total loans outstanding (net of unearned income)	$3,104,396	$2,384,041
Allowance for loan and lease losses	14,597	13,382
Total Nonperforming loans	9,982	15,510
Recorded investment in nonperforming and impaired loans with partial charge-offs	107	836

Ratio of nonperforming loans with partial charge-offs to total loans	0.00%	0.04%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	1.07%	5.39%

Coverage ratio net of nonperforming loans with partial charge-offs	147.82%	91.20%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	0.47%	0.56%

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

For impaired loans with no valuation allowance required, Mid Penn’s practice of obtaining independent third-party market valuations on the subject property as soon as practicable following being placed on nonaccrual status sometimes indicates that the loan to value ratio is sufficient to obviate the need for a specific allocation, despite significant deterioration in real estate values in Mid Penn’s primary market area.  These circumstances are determined on a case-by-case analysis of the impaired loans.

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

Mid Penn had loans with an aggregate balance of $9,982,000 which were deemed by management to be impaired at December 31, 2021, including $4,875,000 in loans from previous mergers which were acquired with credit deterioration.  Of the $5,107,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $308,000 were commercial and industrial relationships, $1,141,000 were commercial real estate relationships, $1,259,000 were residential relationships, $22,000 were commercial real estate – construction relationships, and $2,377,000 were home equity relationships.  As of December 31, 2021, there were specific loan loss reserve allocations of $67,000 against the commercial and industrial relationships and $121,000 against the commercial real estate relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

This determination inherently involves a higher degree of subjectivity and considers risk factors that may not have yet manifested themselves in historical loss experience.  These factors include:

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

While the allowance for loan and lease losses is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates and consideration of the above-noted qualitative factors which may be susceptible to significant change.  Changes in these estimates may impact the provisions charged to expense in future periods.  Management believes, based on information currently available, that the allowance for loan and lease losses of $14,597,000 as of December 31, 2021 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The allocation of the allowance for loan and lease losses among the major classifications is shown in Table 10 as of December 31 of each of the past five years.

TABLE 10:  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

(Dollars in thousands)	December 31,
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and industrial	$3,439	23.6%	$3,066	22.9%	$2,341	24.6%	$2,391	28.5%	$1,795	23.6%
Commercial real estate	9,415	64.5%	8,655	64.7%	6,259	65.8%	4,703	56.0%	4,435	58.3%
Commercial real estate, construction	38	0.3%	134	1.0%	51	0.5%	75	0.9%	178	2.3%
Residential mortgage	459	3.1%	429	3.2%	417	4.4%	453	5.4%	428	5.6%
Home equity	560	3.8%	507	3.8%	442	4.6%	528	6.3%	423	5.6%
Consumer	2	0.0%	1	0.0%	2	0.0%	7	0.1%	3	0.0%
Unallocated	684	4.6%	590	4.4%	3	0.0%	240	2.9%	344	4.5%
	$14,597	100.0%	$13,382	100.0%	$9,515	100.0%	$8,397	100.0%	$7,606	100.0%

The increase in the allowance balance was the result of both organic loan growth during 2021, and from increases in the values of qualitative factors for both economic conditions and external factors given the impact of the COVID-19 pandemic impact. Management continues to monitor the portfolio very closely for pandemic-related stresses.  See also the discussion in the Provision for Loan and Lease Losses section.

The allowance for loan and lease losses at December 31, 2021 was $14,597,000 or 0.47 percent of total loans (less unearned discount), as compared to $13,382,000 or 0.56 percent at December 31, 2020, and $9,515,000 or 0.54 percent at December 31, 2019.

Deposits and Other Funding Sources

Mid Penn's primary source of funds are retail deposits from businesses, public funds depositors, and consumers in its market area.  For the year ended December 31, 2021, total deposits increased by $1,527,436,000 or over 61 percent.  Deposits as of year-end 2020 had increased by increased by $562,186,000 or over 29 percent since December 31, 2019.  Deposit growth during the year ended December 31, 2021 was attributable primarily to the balance of deposits assumed through the acquisition of Riverview totaling $1,052,435,000 as of December 31, 2021, net of purchase accounting adjustments. Organic deposit growth of $475,436,000 or 19 percent since December 31, 2020 was driven by significant increases in noninterest-bearing, interest-bearing, and money market deposits, primarily due to both expanded cash management and commercial deposit account relationships, and new deposits established as a result of Mid Penn’s PPP loan funding activities. Deposit growth from year-end 2019 to year-end 2020 was led by substantial increases in noninterest-bearing balances and money market deposits, primarily due to both new and expanded cash management and commercial deposit account relationships, including those from new customers established as a result of Mid Penn’s PPP loan activities.  Average balances and average interest rates applicable to the classifications of deposits for the years ended December 31, 2021, 2020, and 2019 are presented in Table 13.

Mid Penn had no brokered time deposits as of December 31, 2021 and 2020 compared to $13,326,000 in brokered time deposits at December 31, 2019.  The decrease in brokered certificates of deposits during 2020 was the result of brokered certificates of deposit assumed in the First Priority and Phoenix acquisitions which matured and were not replaced.

TABLE 11:  DEPOSITS BY MAJOR CLASSIFICATION

(Dollars in thousands)	Years Ended December 31,
	2021		2020		2019
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$684,022	0.00%	$505,094	0.00%	$296,872	0.00%
Interest-bearing demand deposits	688,595	0.34	538,385	0.64	415,359	1.04
Money market	842,107	0.37	605,552	0.67	443,248	1.66
Savings	218,546	0.11	186,132	0.19	187,927	0.34
Time	451,277	1.24	443,607	1.93	471,241	1.96
	$2,884,547	0.39%	$2,278,770	0.72%	$1,814,647	1.19%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The maturity distribution of time deposits of $100,000 or more are reflected in Table 12.

TABLE 12:  MATURITY OF TIME DEPOSITS $100,000 OR MORE

(Dollars in thousands)	December 31,
	2021	2020	2019
Three months or less	$65,345	$33,819	$31,314
Over three months to twelve months	141,141	116,798	148,449
Over twelve months	112,212	77,344	92,041
	$318,698	$227,961	$271,804

TABLE 13:  UNINSURED DEPOSITS

Uninsured Time
Deposits
Maturing in 2022	$89,373
Maturing in 2023	23,151
Maturing in 2024	5,215
Maturing in 2025	1,240
Maturing in 2026	2,917
Maturing thereafter	-
$121,895

Mid Penn held no short-term borrowings as of December 31, 2021. Short-term borrowings of $125,617,000 at December 31, 2020 consisted entirely of Mid Penn’s utilization of the Federal Reserve’s PPPLF.  The PPPLF allows banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35 percent.  The PPPLF borrowings were paid off during the year ended December 31, 2021.

As of December 31, 2021 and 2020, the Bank had long-term debt outstanding in the amount of $81,270,000 and $75,115,000, respectively, consisting primarily of FHLB fixed rate advances as well as a finance lease liability executed in 2019.

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

Shareholders’ equity increased by $234,388,000 or 92 percent from $255,688,000 as of December 31, 2020 to $490,076,000 as of December 31, 2021, primarily due to both (i) the issuance of 4,519,776 shares of Mid Penn common stock on November 30, 2021, in connection with the acquisition of Riverview, and, (ii) the completion of the May 4, 2021 public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000.  The net proceeds of the offering after deducting the underwriting discount and offering expenses were $70,238,000.  The additional shares issued as a result of the Riverview acquisition and the public offering significantly impacted the weighted average number of shares outstanding used for both the fourth quarter of 2021 and year-to-date 2021 earnings per share calculations.  Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both December 31, 2021 and December 31, 2020.

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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Mid Penn’s dividend payout philosophy looks to provide reasonable quarterly cash returns to shareholders while still retaining sufficient earnings to finance future growth and maintain sound capital levels.  For additional information, see “Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Repurchases of Equity Securities – Dividends”.  Dividends paid and declared on common shares totaled $0.84 and $0.79, respectively, for the year ended December 31, 2021.  Dividends paid and declared on common shares totaled $0.77 and $0.82, respectively, for the year ended December 31, 2020.  Dividends paid and declared on common shares totaled $0.79 for the year ended December 31, 2019.  The dividend payout ratio, which represents the percentage of annual net income returned to shareholders in the form of cash dividends, was 31 percent for 2021 and 25 percent for 2020.

Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2021 and 2020, as follows:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of December 31, 2021
Tier 1 Capital (to Average Assets)	$374,368	8.1%	$185,764	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	365,084	11.7%	217,579	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	374,368	12.0%	264,203	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	452,527	14.6%	326,369	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2021
Tier 1 Capital (to Average Assets)	$398,773	8.6%	$185,721	4.0%	$232,151	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	217,446	7.0%	201,914	6.5%
Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	264,041	8.5%	248,510	8.0%
Total Capital (to Risk Weighted Assets)	413,442	13.3%	326,169	10.5%	310,637	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2020
Tier 1 Capital (to Average Assets)	$188,501	6.8%	$111,201	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	137,351	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	166,783	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	246,529	12.6%	206,026	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2020
Tier 1 Capital (to Average Assets)	$218,676	7.9%	$111,166	4.0%	$138,958	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	137,288	7.0%	127,482	6.5%
Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	166,707	8.5%	156,901	8.0%
Total Capital (to Risk Weighted Assets)	232,124	11.8%	205,933	10.5%	196,126	10.0%

(a)	Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the BASEL III framework.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Subordinated Debt and Trust Preferred Securities

Subordinated Debt Assumed November 2021 with the Riverview Acquisition

On November 30, 2021, Mid Penn completed its acquisition of Riverview and assumed $25,000,000 of Subordinated Notes (the “Riverview Notes”).  In accordance with purchase accounting principles, the Riverview Notes were assigned a fair value premium of $2,302,000. The notes are treated as Tier 2 capital for regulatory reporting purposes.

The Riverview Notes were entered into by Riverview on October 6, 2020 with certain qualified institutional buyers and accredited institutional investors. The Riverview Notes have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (“SOFR”) plus 563 basis points, payable quarterly until maturity. Mid Penn may redeem the Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025.

Trust Preferred Securities Assumed November 2021 with the Riverview Acquisition

As a result of the merger with Riverview, Mid Penn assumed the subordinated debentures that Riverview had assumed in its acquisition of CBT Financial Corp. (“CBT”) on October 1, 2017 (the “CBT 2017 Notes”).  In 2003, a trust formed by CBT issued $5,155,000 of floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate prior to Riverview entering into a fixed interest rate swap in 2020 adjusted quarterly to the three-month LIBOR rate plus 2.95%. CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

Similarly, in 2005, a trust formed by CBT issued $4,124,000 of fixed rate trust preferred securities as part of a pooled offering of such securities (the “CBT 2015 Notes”). CBT issued subordinated debentures to the trust in exchange for ownership of all the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. Interest payments on the debentures may be deferred at any time at the election of Mid Penn for up to 20 consecutive quarterly periods. Interest on the debentures will accrue during the extension period, and all accrued principal and interest must be paid at the end of the extension period. During an extension period, Mid Penn may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of Mid Penn’s capital stock.

In accordance with purchase accounting principles, the CBT 2017 Notes and CBT 2015 Notes assumed from Riverview were assigned a fair value premium of $6,000. The subordinated debentures are treated as Tier 1 capital for regulatory reporting purposes.

Subordinated Debt Issued December 2020

On December 22, 2020, Mid Penn entered into agreements for and sold, at 100% of their principal amount, an aggregate of $12,150,000 of its Subordinated Notes due December 2030 (the “December 2020 Notes”) on a private placement basis to accredited investors.  The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of the holding company or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of December 31, 2021.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn Bancorp, Inc. entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due 2030 (the “March 2020 Notes”).  As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6,870,000 of the March 2020 Note balance was redeemed as Riverview was a holder of the March

2020 Notes. The balance of March 2020 Notes outstanding as of December 31, 2021 was $8,130,000.  The March 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of the holding company or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of December 31, 2021.

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

On December 18, 2020, Mid Penn redeemed the $9,500,000 of subordinated debt assumed in 2018 in conjunction with Mid Penn’s acquisition of First Priority Bank.  The First Priority subordinated debt was redeemed promptly following the expiration of the noncallable period and after receiving the required regulatory approval for the redemption.  Mid Penn recognized redemption pricing fees of $143,000 in 2020 related to the early redemption, which are included in other noninterest expenses.

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

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn entered into agreements with investors to purchase $7,500,000 aggregate principal amount of its Subordinated Notes (the “2015 Notes”) due 2025.  Eighty percent of the balance of the 2015 Notes were treated as Tier 2 capital for regulatory capital purposes as of December 31, 2021.

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

Income Taxes

The provision for income taxes was $6,732,000 during the year ended December 31, 2021, an increase of $1,602,000 or 31 percent compared to $5,130,000 for the same period in 2020. The provision for income taxes for the year ended December 31, 2021 reflects an effective combined Federal and state tax rate of 19 percent, compared to an effective combined Federal and state tax rate of 16 percent for the year ended December 31, 2020.  The full-year 2021 tax provision and effective tax rate reflects (i) the impact of tax-free income earned on municipal investments and loans, (ii) the impact of certain merger-related expenses which are nondeductible for Federal tax purposes, (iii) higher pre-tax income, and (iv) state income taxes that Mid Penn pays to the states of New Jersey and Maryland for revenues sourced in those respective states.

The provision for income taxes was $5,130,000 during the year ended December 31, 2020, an increase of $1,405,000 or 38 percent compared to $3,725,000 for the same period in 2019. The provision for income taxes for the year ended December 31, 2020 reflects an effective combined Federal and state tax rate of 16 percent compared to an effective combined Federal and state tax rate of 17 percent for the year ended December 31, 2019.  The full-year 2020 tax provision and effective tax rate reflects (i) the impact of tax-free income earned on municipal investments and loans, (ii) the impact of certain CARES Act provisions allowing for the carryback of federal tax net operating losses (NOLs) to prior periods in which the Federal tax rate was 34 percent totaling $318,000, (iii) the full-year impact of tax credits recognized related to Mid Penn’s investment in a low-income housing project in Dauphin County, Pennsylvania totaling $861,000, and (iv) state income taxes that Mid Penn pays to the states of New Jersey and Maryland for revenues sourced in those respective states.

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

The Bank can obtain funds from overnight borrowings, short-term borrowings, and long-term borrowings from the FHLB, up to the Bank’s maximum borrowing capacity with the FHLB, which was $935,225,000 at December 31, 2021. FHLB borrowings require the Bank to make certain restricted stock purchases in accordance with FHLB requirements.  Borrowings with the FHLB are collateralized by certain qualifying loans and investment securities of the Bank.  The Bank also has unused lines of credit with other correspondent banks amounting to $35,000,000 at December 31, 2021.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Major sources of cash in 2021 came from the $446,045,000 net increase in deposits, net cash received in the Riverview acquisition of $315,287,000, and $341,155,000 of proceeds from sales of mortgage loans originated for sale.

Major uses of cash in 2021 were $309,179,000 to fund the purchase of investment securities, $316,849,000 to fund mortgage loans originated for sale, and $125,617,000 to repay the entire balance of short-term PPPLF borrowings.

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

Aggregate Contractual Obligations

Table 14 represents Mid Penn’s substantial aggregate contractual obligations to make future cash payments as of December 31, 2021.

TABLE 14:  AGGREGATE CONTRACTUAL OBLIGATIONS

(Dollars in thousands)			Payments Due by Period
	Financial Statements Note Reference	Total	One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	8	$12,682	$2,426	$3,905	$2,725	$3,626
Finance lease obligation	8	4,677	217	469	518	3,473
Certificates of deposit	9	634,437	381,438	202,326	44,524	6,149
Long-term debt	11	78,526	70,588	7,609	294	35
Subordinated debt	12	82,075	3,083	6,166	13,048	59,778
		$812,397	$457,752	$220,475	$61,109	$73,061

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

Off-Balance Sheet Items

Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures.  As of December 31, 2021, commitments to extend credit amounted to $930,660,000 compared to $654,977,000 as of December 31, 2020.

Mid Penn also issues standby letters of credit to its customers.  The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers.  Standby letters of credit increased to $55,609,000 at December 31, 2021, from $39,468,000 at December 31, 2020.

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in Table 16, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At December 31, 2021, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

TABLE 15:  EFFECT OF HYPOTHETICAL CHANGES IN INTEREST RATES

December 31, 2021			December 31, 2020
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	21.08%	≥ -20%	300	15.69%	≥ -20%
200	13.70%	≥ -15%	200	10.03%	≥ -15%
100	6.53%	≥ -10%	100	4.72%	≥ -10%
0			0
(100)	-6.38%	≥ -10%	(100)	-3.97%	≥ -10%
(200)	-13.11%	≥ -15%	(200)	-9.30%	≥ -15%
(300)	-19.59%	≥ -20%	(300)	-14.45%	≥ -20%

MID PENN BANCORP, INC.

ITEM 8.  FINANCIAL STATEMENTS

The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2021, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective based on those criteria.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded Riverview Financial Corporation, which Mid Penn acquired in a business combination on November 30, 2021. Total assets, excluding goodwill and intangibles assets, total liabilities, and total revenues of Riverview represented approximately 26 percent, 24 percent and 2 percent of the total assets, total liabilities and total revenues of Mid Penn’s Consolidated Financial Statements as of and for the year ended December 31, 2021, respectively.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Justin T. Webb

Rory G. Ritrievi	Justin T. Webb
President and	Interim Chief Financial Officer
Chief Executive Officer	March 15, 2022
March 15, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Loan Losses – Qualitative Factors

The allowance for loan losses as of December 31, 2021 was $14.6 million. As described in Notes 3 and 6 to the consolidated financial statements, the allowance for loan losses is established through a provision for loan losses and represents an amount which, in management’s judgment, will be adequate to absorb losses on existing loans.

The allowance consists of specific and general components in the amounts of $0.2 million and $14.4 million, respectively. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures (including underwriting standards), changes in the mix and volume of loans originated, the effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, shifting industry or portfolio concentrations, and other relevant factors. The evaluation of the qualitative factor adjustments requires a significant amount of judgment by management and involves a high degree of subjectivity.

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

Business Combination – Valuation of the Acquired Loan Portfolio

As described in Notes 3 and 4 to the consolidated financial statements, on November 30, 2021, the Company completed its acquisition of Riverview Financial Corporation (“Riverview”). The fair value of total assets acquired as a result of the merger totaled $1.3 billion, loans totaled $0.8 billion, and deposits totaled $1.1 billion. The fair value of the acquired loan portfolio amounted to $837.5 million and had a credit adjustment of $13.4 million. Loans that the Company acquires in connection with business combinations are recorded at fair value with no carryover of predecessor institutions’ related allowance for loan losses. Determining the fair value of acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from loan inception to the acquisition date. The fair value determination of acquired loans requires a significant amount of judgment by management and involves a higher degree of subjectivity than do the other assets and liabilities acquired.

We identified the fair value of acquired loans as a critical audit matter, because of the judgments necessary to determine the fair value of the loan portfolio acquired, the high degree of auditor judgment involved and the extensive audit effort involved in testing management estimates and assumptions.

Our audit procedures related to the valuation of the acquired loan portfolio included the following, among others:

-

We obtained an understanding of the relevant controls related to the business combination, including the valuation of the acquired loan portfolio and management’s review related to the development of significant assumptions, and tested such controls for design and operating effectiveness.

-	We obtained the valuation report prepared by a third party engaged by management, and gained an understanding of the valuation methodology applied, as well as key inputs and assumptions.
-	We tested the completeness and accuracy of data inputs provided by management and utilized in the calculation performed by the third-party specialist.
-

We utilized internal valuation specialists to assist in evaluating significant assumptions such as credit risk, expected lifetime losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments.

-	We evaluated the appropriateness of management’s classification of purchased credit impaired loans and tested the propriety of the credit adjustment applied to these loans.
-	We tested the completeness and accuracy of data included in the loan trial balance used in the discounted cash flow model.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Philadelphia, Pennsylvania

March 15, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Mid Penn Bancorp, Inc.

Millersburg, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Mid Penn Bancorp, Inc. and subsidiaries (the “Corporation”) for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Corporation for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 13, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Mid Penn Bancorp, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Mid Penn Bancorp, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Riverview Financial Corporation, which is included in the 2021 consolidated financial statements of the Company and represented approximately 26% and 24% of the total assets and total liabilities, respectively, as of December 31, 2021 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Riverview Financial Corporation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 15, 2022 expressed an unqualified opinion.

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

/s/ RSM US LLP

Philadelphia, Pennsylvania

March 15, 2022

MID PENN BANCORP, INC.Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$41,100	$31,284
Interest-bearing balances with other financial institutions	146,031	1,541
Federal funds sold	726,621	270,899
Total cash and cash equivalents	913,752	303,724

Investment securities held to maturity, at amortized cost (fair value $330,626 and $132,794)	329,257	128,292
Investment securities available for sale, at fair value	62,862	5,748
Equity securities available for sale, at fair value	500	515
Loans held for sale	11,514	25,506
Loans and leases, net of unearned interest	3,104,396	2,384,041
Less: Allowance for loan and lease losses	(14,597)	(13,382)
Net loans and leases	3,089,799	2,370,659

Bank premises and equipment, net	33,232	24,886
Bank premises and equipment, held for sale	3,907	210
Operating lease right of use asset	9,055	10,157
Finance lease right of use asset	3,087	3,267
Cash surrender value of life insurance	49,661	17,183
Restricted investment in bank stocks	9,134	7,594
Accrued interest receivable	11,328	12,971
Deferred income taxes	10,779	3,619
Goodwill	113,835	62,840
Core deposit and other intangibles, net	9,436	4,360
Foreclosed assets held for sale	—	134
Other assets	28,287	17,283
Total Assets	$4,689,425	$2,998,948

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$850,438	$536,224
Interest-bearing demand	1,066,852	605,567
Money Market	1,076,593	720,506
Savings	381,476	195,038
Time	626,657	417,245
Total Deposits	4,002,016	2,474,580

Short-term borrowings	—	125,617
Long-term debt	81,270	75,115
Subordinated debt and trust preferred securities	74,274	44,580
Operating lease liability	11,363	11,200
Accrued interest payable	1,791	2,007
Other liabilities	28,635	10,161
Total Liabilities	4,199,349	2,743,260

Shareholders' Equity:
Common stock, par value $1.00; 20,000,000 shares authorized Shares issued: 16,056,282 and 8,511,835 at December 31, 2021 and December 31, 2020; Shares outstanding: 15,957,830 and 8,419,183 at December 31, 2021 and December 31, 2020	16,056	8,512
Additional paid-in capital	384,742	178,853
Retained earnings	91,043	70,175
Accumulated other comprehensive income (loss)	158	(57)
Treasury Stock, at cost; 98,452 and 92,652 shares at December 31, 2021 and December 31, 2020	(1,923)	(1,795)
Total Shareholders’ Equity	490,076	255,688
Total Liabilities and Shareholders' Equity	$4,689,425	$2,998,948

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years Ended December 31,
	2021	2020	2019
INTEREST INCOME
Interest and fees on loans and leases	$118,776	$103,507	$88,078
Interest and dividends on investment securities:
U.S. Treasury and government agencies	1,403	1,631	3,084
State and political subdivision obligations, tax-exempt	1,122	1,008	2,046
Other securities	1,199	1,253	782
Total interest and dividends on investment securities	3,724	3,892	5,912

Interest on interest-bearing balances	13	39	100
Interest on federal funds sold	809	497	1,222
Total Interest Income	123,322	107,935	95,312
INTEREST EXPENSE
Interest on deposits	11,327	16,399	21,550
Interest on short-term borrowings	539	371	470
Interest on long-term and subordinated debt	2,888	2,957	3,144
Total Interest Expense	14,754	19,727	25,164
Net Interest Income	108,568	88,208	70,148
PROVISION FOR LOAN AND LEASE LOSSES	2,945	4,200	1,390
Net Interest Income After Provision for Loan and Lease Losses	105,623	84,008	68,758
NONINTEREST INCOME
Income from fiduciary activities	2,494	1,694	1,416
Service charges on deposits	991	637	884
Net gain on sales of investment securities	79	467	1,878
Earnings from cash surrender value of life insurance	358	301	314
Mortgage banking income	10,314	9,682	3,771
ATM debit card interchange income	2,688	1,960	1,594
Merchant services income	431	392	413
Net gain on sales of SBA loans	969	442	831
Other income	3,209	2,333	1,520
Total Noninterest Income	21,533	17,908	12,621
NONINTEREST EXPENSE
Salaries and employee benefits	41,711	37,758	32,360
Occupancy expense, net	5,527	5,505	5,352
Equipment expense	3,101	2,910	2,647
Software licensing and utilization	6,332	5,286	4,394
FDIC Assessment	1,888	1,680	839
Legal and professional fees	1,979	1,665	1,679
Charitable contributions qualifying for State tax credits	1,432	1,342	755
Mortgage banking profit-sharing expense	2,571	2,004	—
(Gain) loss on sale or write-down of foreclosed assets	(25)	333	(15)
Intangible amortization	1,180	1,398	1,430
Merger and acquisition expense	3,067	—	—
Post-acquisition restructuring expenses	9,880	—	—
Other expenses	12,462	10,696	10,512
Total Noninterest Expense	91,105	70,577	59,953
INCOME BEFORE PROVISION FOR INCOME TAXES	36,051	31,339	21,426
Provision for income taxes	6,732	5,130	3,725
NET INCOME	$29,319	$26,209	$17,701

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$2.71	$3.11	$2.09
Diluted Earnings Per Common Share	$2.71	$3.10	$2.09
Cash Dividends Declared	$0.79	$0.82	$0.79

The accompanying notes are an integral part of these consolidated financial statements

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019
Net income	$29,319	$26,209	$17,701

Other comprehensive income (loss):

Unrealized (losses) gains arising during the period on available for sale securities, net of income taxes of ($50), $131, and $1,223, respectively (d)	(190)	494	4,598

Reclassification adjustment for net gain on sales of available-for-sale securities included in net income, net of income taxes of ($17), ($98), and ($394), respectively (a), (d)	(62)	(369)	(1,484)

Change in defined benefit plans, net of income taxes of $136, ($134), and ($79), respectively (b), (d)	511	(503)	(296)

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income taxes of ($12), ($6), and ($26), respectively (c), (d)	(44)	(22)	(97)

Total other comprehensive income (loss)	215	(400)	2,721

Total comprehensive income	$29,534	$25,809	$20,422

(a)	Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income.
(b)	The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
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

(d)	The income tax impacts of the components of other comprehensive income are calculated using the 21 percent statutory tax rate for 2021, 2020 and 2019.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2019	$8,460	$177,565	$39,562	$(2,378)	$—	$223,209

Impact of adoption of new accounting standard (a)	—	—	316	—	—	316
Balance at January 1, 2019, adjusted	8,460	177,565	39,878	(2,378)	—	223,525
Net income	—	—	17,701	—	—	17,701
Total other comprehensive income, net of taxes	—	—	—	2,721	—	2,721
Common stock dividends declared	—	—	(6,688)	—	—	(6,688)
Employee Stock Purchase Plan (5,151 shares)	5	129	—	—	—	134
Director Stock Purchase Plan (5,232 shares)	5	130	—	—	—	135
Restricted stock activity (10,637 shares)	11	335	—	—	—	346
Balance, December 31, 2019	$8,481	$178,159	$50,891	$343	$0	$237,874

Net income	—	—	26,209	—	—	26,209
Total other comprehensive loss, net of taxes	—	—	—	(400)	—	(400)
Common stock dividends declared	—	—	(6,925)	—	—	(6,925)
Repurchased stock (92,652 shares)	—	—	—	—	(1,795)	(1,795)
Employee Stock Purchase Plan (8,005 shares)	8	147	—	—	—	155
Director Stock Purchase Plan (8,121 shares)	8	148	—	—	—	156
Restricted stock activity (14,771 shares)	15	399	—	—	—	414
Balance, December 31, 2020	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688

Net income	—	—	29,319	—	—	29,319
Total other comprehensive income, net of taxes	—	—	—	215	—	215
Common stock dividends declared	—	—	(8,451)	—	—	(8,451)
Common shares issued through follow-on public offering (2,990,000 shares), net of underwriting discounts and offering expenses	2,990	67,248	—	—	—	70,238
Common stock issued to Riverview shareholders (4,519,776 shares) (b)	4,520	137,672	—	—	—	142,192
Repurchased stock (5,800 shares)	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan (6,066 shares)	6	166	—	—	—	172
Director Stock Purchase Plan (4,771 shares)	5	130	—	—	—	135
Restricted stock activity (23,833 shares)	23	673	—	—	—	696
Balance, December 31, 2021	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076

(a)	Represents the impact of adopting Accounting Standard Update ASU 2016-02. See Note 23, Recent Accounting Pronouncements, to the consolidated financial statements for more information.
(b)

Shares issued on November 30, 2021 as a result of the acquisition of Riverview Financial Corporation (“Riverview”).  See Note 4, Acquisition of Riverview Financial Corporation, to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net Income	$29,319	$26,209	$17,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,945	4,200	1,390
Depreciation	3,316	3,204	2,815
Amortization of intangibles	1,180	1,398	1,430
Net amortization of security premiums	636	782	755
Amortization of operating lease right of use assets	1,698	1,670	1,678
Operating right of use asset abandonment	1,348	—	—
Amortization of finance lease right of use asset	180	180	150
Gain on sales of investment securities	(79)	(467)	(1,878)
Earnings on cash surrender value of life insurance	(358)	(301)	(331)
Mortgage loans originated for sale	(316,849)	(356,158)	(163,228)
Proceeds from sales of mortgage loans originated for sale	341,155	348,756	160,279
Gain on sale of mortgage loans	(10,314)	(9,682)	(3,771)
SBA loans originated for sale	(10,890)	(6,487)	(13,792)
Proceeds from sales of SBA loans originated for sale	11,859	6,929	14,622
Gain on sale of SBA loans	(969)	(442)	(831)
(Gain) loss on write-down/disposal of property, plant, and equipment	(105)	242	168
(Gain) loss on sale / write-down of foreclosed assets	(25)	333	(15)
Restricted stock compensation expense	696	414	346
Deferred income tax expense (benefit)	484	(1,367)	665
Decrease (increase) in accrued interest receivable	3,562	(5,007)	280
Increase in other assets	(4,321)	(1,971)	(8,193)
Decrease in accrued interest payable	(655)	(201)	(54)
Net change in operating lease liability	(1,781)	(1,714)	(1,782)
Increase (decrease) in other liabilities	13,867	3,549	(573)
Net Cash Provided By Operating Activities	65,899	14,069	7,831

Investing Activities:
Proceeds from the sale of available-for-sale securities	5,178	101,739	154,307
Proceeds from the maturity or call of available-for-sale securities	2,856	8,538	13,659
Purchases of available-for-sale securities	(65,192)	(78,542)	(20,406)
Proceeds from the maturity or call of held-to-maturity securities	42,416	107,583	23,160
Purchases of held-to-maturity securities	(243,987)	(100,029)	(58,848)
Net cash received from acquisition	315,287	—	—
Redemptions (purchases) of restricted investment in bank stocks	669	(2,692)	1,744
Net decrease (increase) in loans and leases	115,367	(623,153)	(139,430)
Proceeds from bank owned life insurance	—	—	140
Purchases of bank premises and equipment	(3,497)	(3,685)	(3,885)
Proceeds from sale of bank premises and equipment	62	65	1,268
Proceeds from sale of foreclosed assets	212	1,264	1,306
Net Cash Provided By (Used In) Investing Activities	169,371	(588,912)	(26,985)

Financing Activities:
Net increase in deposits	446,045	562,186	186,368
Net (decrease) increase in short-term borrowings	(125,617)	125,617	(43,100)
Proceeds from long-term debt borrowings	—	70,000	13,500
Common stock dividends paid	(8,872)	(6,504)	(6,688)
Proceeds from Employee Stock Purchase Plan stock issuance	172	155	134
Proceeds from Director Stock Purchase Plan stock issuance	135	156	135
Proceeds from follow-on common stock public offering	70,238	—	—
Treasury stock purchased	(128)	(1,795)	—
Net change in finance lease liability	(87)	(83)	(46)
Long-term debt repayment	(258)	(27,705)	(32,184)
Subordinated debt redemption	(6,870)	(9,640)	—
Subordinated debt issuance	—	27,150	—
Net Cash Provided By Financing Activities	374,758	739,537	118,119

Net increase in cash and cash equivalents	610,028	164,694	98,965
Cash and cash equivalents, beginning of year	303,724	139,030	40,065
Cash and cash equivalents, end of year	$913,752	$303,724	$139,030

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,970	$19,928	$25,218
Income taxes paid	$6,950	$7,740	$3,770

Supplemental Noncash Disclosures:
Recognition of operating lease right-of-use assets	$1,944	$385	$13,120
Recognition of operating lease liabilities	$1,944	$370	$14,326
Recognition of finance lease right-of-use asset	$—	$—	$3,597
Recognition of finance lease liability	$—	$—	$3,597
Loan transfers to foreclosed assets held for sale	$53	$1,535	$470
Debt securities transferred from held-to-maturity to available-for-sale	$—	$—	$67,096
Common stock issued to Riverview shareholders	$4,520	$—	$—
Dividends declared and not paid before year-end	$—	$421	$—

Assets, Liabilities, and Equity in Connection with Mergers (a):

(Dollars in thousands)

Assets Acquired:
Securities	$226	$—	$—
Loans	837,505	—	—
Restricted stock	2,209	—	—
Property and equipment	11,819	—	—
Deferred income taxes	7,110	—	—
Accrued interest receivable	1,919	—	—
Core deposit and other intangible assets	6,256	—	—
Cash surrender value of life insurance	32,120	—	—
Other assets	6,683	—	—
	$905,847	$—	$—

Liabilities Assumed:
Deposits	$1,081,647	$—	$—
Borrowings	42,808	—	—
Accrued interest payable	439	—	—
Other liabilities	5,043	—	—
	$1,129,937	$—	$—

(a)

This disclosure includes the impact of the acquisition of Riverview Financial Corporation on November 30, 2021.  See Note 4, Acquisition of Riverview Financial Corporation to the consolidated financial statements for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

Notes to Consolidated Financial Statements
(1)	Basis of Presentation

For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and three nonbank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services and capabilities of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of December 31, 2021, the accounts and activities of these nonbank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes.  All material intercompany accounts and transactions have been eliminated in consolidation.

On November 30, 2021, Mid Penn completed its acquisition of Riverview Financial Corporation (“Riverview”), pursuant to the previously announced Agreement and Plan of Merger dated as of June 30, 2021. On November 30, 2021, Riverview was merged with and into Mid Penn, with Mid Penn being the surviving corporation. Refer to Note 4, Acquisition of Riverview Financial Corporation., as well as the Company’s Current Report on Form 8-K filed on December 1, 2021, for more information.

The comparability of Mid Penn’s results of operations for the year ended December 31, 2021, compared to the years ended December 31, 2020 and 2019, in general, has been materially impacted by this acquisition, as further described in Note 4, as well as events and legislation related to the COVID-19 pandemic in 2020 and 2021, as further described in Note 25, COVID-19 Pandemic Implications.  For comparative purposes, the December 31, 2020 and December 31, 2019 balances have been reclassified, when necessary, to conform to the 2021 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements.  All such adjustments are of a normal, recurring nature.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2021, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the issuance date of these consolidated financial statements.
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

The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located in throughout Pennsylvania.

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
(c)	Restrictions on Cash and Due from Bank Accounts

The Bank is required by banking regulations to maintain certain minimum cash reserves.  As of both December 31, 2021 and 2020, there was no cash reserve balances required to be maintained at the Federal Reserve of Philadelphia because the Bank had sufficient vault cash available.
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

The Corporation reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income. As of December 31, 2021 and 2020, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $500,000 and $515,000, respectively. No equity securities were sold during the year ended December 31, 2021. An equity security consisting of $1,000,000 of preferred stock of another financial institution was purchased and subsequently sold during the year ended December 31, 2020, resulting in a gain on sale of $6,000.
(g)	Loans Held for Sale

Fair Value Option

During the third quarter of 2021, the Corporation made the election to measure mortgage loans held for sale at fair value. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the heading "Mortgage Banking Derivative Financial Instruments," below. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the consolidated statements of income. Interest income earned on mortgage loans held for sale is classified in interest income on the consolidated statements of income.

In periods prior to the third quarter of 2021, mortgage loans originated and intended for sale in the secondary market were included in loans held for sale and were reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements.  Gains and losses on sales of mortgage loans are included in noninterest income in the Consolidated Statements of Income.

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

Payroll Protection Program (“PPP”) Loans

Mid Penn has been a significant participating lender under the Paycheck Protection Program which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and concluded August 8, 2020.  The PPP program was reinstated under the Consolidated Appropriations Act, 2021 which was signed into law on December 27, 2020 and concluded on May 31, 2021.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  Included in total loans as of December 31, 2021 are $111,286,000 of PPP loans, net of deferred fees, with this total being comprised of (i) $101,175,000 of PPP loans, net of deferred fees, originated during the first six months of 2021; (ii) $5,210,000 of PPP 2020 loans, net of deferred fees, originated during 2020; and (iii) $4,901,000 of PPP loans acquired from Riverview.  Comparatively, as of December 31, 2020, the total balance of PPP loans, net of deferred fees, was $388,313,000 and consisted entirely of PPP loans originated in 2020.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  As of December 31, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed because of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2021.  In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan

MID PENN BANCORP, INC.

origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  As of December 31, 2021, Mid Penn had $3,811,000 of PPP deferred loan processing fees not yet realized as income, consisting of (i) $27,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $3,784,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from PPP loans funded during the year ended December 31, 2020.   During the years ended December 31, 2021, Mid Penn recognized $21,954,000 and $13,137,000 of PPP processing fees, respectively, within interest and fees on loans and leases on the Consolidated Statements of Income.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $72,000 at December 31, 2021 and $66,000 at December 31, 2020.

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

For impaired loans with no valuation allowance required, the independent third-party market valuations on the subject property obtained by Mid Penn as soon as practically possible following the credit being placed on nonaccrual status sometimes indicates that the loan-to-value ratio is sufficient to obviate the need for a specific allocation in spite of significant deterioration in real estate values in Mid Penn’s primary market area.  These circumstances are determined on a case-by-case analysis of the impaired loans.

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

As of December 31, 2021 and December 31, 2020, Mid Penn had $111,286,000 and $388,313,000, respectively, of PPP loans outstanding, net of deferred fees, which are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to that pool.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of predecessor institutions’ related allowance for loan losses.  The balance of loans acquired at fair value and included in the balance of loans and leases, net of unearned interest on the Consolidated Balance Sheets totaled $1,010,039,000 and $276,701,000 as of December 31, 2021 and December 31, 2020, respectively.  The significant increase in loans acquired at fair value when comparing December 31, 2021 to the prior year is a result of Mid Penn’s acquisition of Riverview on November 30, 2021 representing $811,599,000 of the acquired loan portfolio as of December 31, 2021.  Determining the fair value of acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

MID PENN BANCORP, INC.

(j)	Bank Premises and Equipment Held For Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and, at December 31, 2021, totaled $3,907,000 related to the December 7, 2021 announcement of a Retail Network Optimization Plan under which the Bank announced its intention to close certain retail locations throughout its expanded footprint. The branch closures occurred on about March 4, 2022. Adjustments to record these held for sale assets at the lower of cost or fair value related to the held for sale properties were included in post-acquisition restructuring expenses and totaled $874,000 for the year ended December 31, 2021.  Bank premises and equipment designated as held for sale at December 31, 2020 totaled $210,000, and related to a retail banking property which was closed and listed for sale on December 31, 2020.   No impairment or restructuring charges were recorded during the year ended December 31, 2020.

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

Mid Penn is the owner and beneficiary of bank-owned life insurance (“BOLI”) policies on current and former Mid Penn directors, as well as BOLI policies acquired through the Phoenix, First Priority and Riverview acquisitions covering certain former Miners Bank, First Priority, and Riverview employees.  The earnings from the BOLI policies are an asset that can be liquidated, if necessary, with associated tax costs.  However, Mid Penn intends to hold these policies and, accordingly, Mid Penn has not provided deferred income taxes on the earnings from the increase in cash surrender value.

Mid Penn is also party to certain Split-Dollar Life Insurance Arrangements, and in accordance with GAAP, has accrued a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and a liability for the future death benefit.
(m)	Restricted Investments in Bank Stocks

Restricted investments in bank stocks represent required investments in the common stock of correspondent banks.  As a member of the FHLB and Atlantic Community Bankers Bank (“ACBB”), the Bank is required to own restricted stock investments in these correspondent banks, which is carried at cost.  The level of stock ownership in the FHLB is adjusted by the FHLB throughout the year based upon the level of outstanding borrowings of the Bank (in general, a higher amount of borrowings, requires a higher amount of FHLB stock ownership).   During the years ended December 31, 2021, 2020, and 2019 dividends received from the FHLB totaled $345,000, $360,000, and $424,000 respectively.
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

In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted, reducing the corporate tax rate applicable to Mid Penn, for tax years beginning after 2017, to a flat 21 percent statutory federal tax rate, which remains the applicable statutory federal tax rate through December 31, 2021.

MID PENN BANCORP, INC.

(o)	Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions. The goodwill balance totaled $113,835,000 at December 31, 2021 and was comprised of (i) $50,995,000 related to the November 30, 2021 Riverview acquisition, (ii) $39,744,000 related to the July 31, 2018 First Priority acquisition, (iii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iv) $3,918,000 recorded as a result of the Phoenix acquisition in 2015. The goodwill balance totaled $62,840,000 at December 31, 2020 and was comprised of (i) $39,744,000 related to the July 31, 2018 First Priority acquisition, (ii) $19,178,000 related to the January 8, 2018 Scottdale acquisition and (iii) $3,918,000 recorded as a result of the Phoenix acquisition in 2015.  Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this goodwill potential impairment assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Changes in economic and operating conditions could result in goodwill impairment in future periods.

The following table summarizes the changes in goodwill during the year ended December 31, 2021, 2020, and 2019.

	For the Years Ended
(Dollars in thousands)	December 31,
	2021	2020
Goodwill balance, beginning of year	$62,840	$62,840
Goodwill resulting from acquisition of Riverview	50,995	—
Goodwill balance, end of year	$113,835	$62,840

For the prior year interim reporting period ending March 31, 2020, and in support of the related Corporation and Bank financial reports, Mid Penn management performed a “Step One” goodwill analysis to determine whether the current or expected impact from the COVID-19 global pandemic resulted in any impairment to the recorded value of its goodwill intangible asset.  Based upon this goodwill analysis, Mid Penn management determined that there was no impairment to its goodwill as a result of the COVID-19 pandemic as of March 31, 2020 and through the date of the associated Form 10-Q filing related to that reporting period.  Additionally, Mid Penn did not identify any impairment on its outstanding goodwill from its most recent annual evaluation, which was performed as of October 31, 2021 using a quantitative analysis.  Mid Penn performed qualitative analyses in 2020 and 2019 with no goodwill impairment recognized.

Core deposit intangibles

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangibles was $7,282,000 and $4,311,000 at December 31, 2021 and 2020, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $1,125,000, $1,215,000, and $1,367,000 for the years 2021, 2020, and 2019, respectively.  The core deposit intangible for each respective acquisition (Phoenix in 2015, Scottdale and First Priority in 2018, and Riverview in 2021) is being amortized over a ten-year period staring at the respective acquisition date and using a sum-of-the-year’s digits basis.  Core deposit intangibles are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  For much of the year ended December 31, 2020 and continuing through the twelve months ended December 31, 2021, the novel coronavirus (“COVID-19”) global pandemic has impacted the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this COVID-19 event resulted in any impairment to the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, as reflected in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, Mid Penn has recognized substantial deposit growth (excluding the impact of deposits assumed in the Riverview merger) of $475,436,000 or 19 percent during 2021, with none of this growth attributable to brokered deposits.  Similarly, deposit growth totaled $562,186,000 or 29 percent during the year ended December 31, 2020.  Subsequent to December 31, 2021, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of impairment.  Mid Penn did not identify any core deposit intangible impairment in either 2020 or 2019.

MID PENN BANCORP, INC.

The following table summarizes the changes in core deposit intangible during the years ended December 31, 2021, 2020, and 2019.

	For the Years Ended
(Dollars in thousands)	December 31,
	2021	2020	2019
Core deposit intangible balance, beginning of year	$4,311	$5,526	$6,893
Core deposit intangible resulting from acquisition of Riverview	4,096	—	—
Amortization of core deposit intangibles	1,125	1,215	1,367
Core deposit and other intangible balances, end of year	$7,282	$4,311	$5,526

Customer List Intangible

As a result of the acquisition of Riverview, Mid Penn recorded a customer list intangible asset included in total intangible assets related to the wealth management customers assumed in the acquisition. This intangible is amortized as an expense over ten years using the sum of the years’ amortization method.

The following table summarizes the changes in the customer list intangible during the years ended December 31, 2021, 2020, and 2019.

	For the Years Ended
(Dollars in thousands)	December 31,
	2021	2020	2019
Customer list intangible balance, beginning of year	$—	$—	$—
Customer list intangible resulting from acquisition of Riverview	2,160	—	—
Amortization of customer list intangible	33	—	—
Customer list intangible, end of year	$2,127	$—	$—

(p)	Interest Rate Swaps – Trust Preferred Securities

As a result of the November 30, 2021 acquisition of Riverview, Mid Penn assumed interest rate swaps on certain trust preferred securities originally entered into by Riverview in June 2020 having a notional amount of $9,279,000 and a ten-year weighted average rate of 2.99 percent at inception.  The interest rate swap had a weighted average remaining maturity of 8.5 years and an estimated fair value of $629,000 as of December 31, 2021.  As of December 31, 2021, these swaps were not designated as formal hedging relationships therefore the change in fair value recorded on the Consolidated Statement of Income as a component of other income totaling $34,000 during the year ended December 31, 2021.

(q)	Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less cost to sell at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequent to acquisition, foreclosed assets are carried at fair value less costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.  As of December 31, 2021, Mid Penn had no residential real estate held in other real estate owned.  There was $729,000 in loans for which formal foreclosure proceedings were in process at December 31, 2021.  As of December 31, 2020, Mid Penn had $134,000 of residential real estate held in other real estate owned.  There was also $13,000 in loans for which formal foreclosure proceedings were in process at December 31, 2020.

MID PENN BANCORP, INC.

(r)	Mortgage Servicing Rights

Mortgage servicing rights are recognized as assets upon the sale of a mortgage loan.  A portion of the cost of the loan is allocated to the servicing right based upon relative fair value.  The fair value of servicing rights is based on the present value of estimated future cash flows of mortgages sold, stratified by rate and maturity date.  Assumptions that are incorporated in the valuation of servicing rights include assumptions about prepayment speeds on mortgages and the cost to service loans.  Servicing rights are reported in core deposit and other intangibles in the Consolidated Balance Sheets and are amortized over the estimated period of future servicing income to be received on the underlying mortgage loans.  The carrying amount of mortgage servicing rights was $27,000 and $49,000 at December 31, 2021 and 2020, respectively.  Amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $22,000, $29,000, and $28,000 for the years 2021, 2020, and 2019, respectively.  Servicing rights are evaluated for impairment based upon estimated fair value as compared to unamortized carrying value.  No servicing right impairments were identified or recorded for the three-year period ended December 31, 2021.  The principal balance of loans serviced for others was $5,590,000 and $9,384,000 for December, 31 2021 and 2020, respectively.
(s)	Investment in Limited Partnership

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $102,000 at December 31, 2021 and $146,000 at December 31, 2020, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets.  Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.  Mid Penn received $31,000 in low-income housing tax credits for the tax year ended December 31, 2019 (the last year of the tax credit period).

Mid Penn also owns a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization, was $5,962,000 and $6,682,000 on December 31, 2021 and December 31, 2020, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is $7,579,000, and the investment was fully funded within a three-year period beginning in 2018 and ending during the first quarter of 2021.  The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the cost amortization method which began upon commencement of operations of the facility in December 2019. The project was formally awarded $8,530,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2019 through November 2029.  Mid Penn received $853,000 and $74,000 of low-income housing tax credits related to this project for the tax years ended December 31, 2020 and 2019, respectively.

(t)	Marketing and Advertising Costs

Marketing and advertising costs are expensed as incurred.
(u)	Postretirement Benefit Plans

Mid Penn follows the guidance in ASC Topic 715, Compensation-Retirement Benefits, related to postretirement benefit plans.  This guidance requires additional disclosures about defined benefit pension plans and other postretirement defined benefit plans which are detailed in Note 15 – Postretirement Benefit Plans.  A summary of acquired plans is as follows:

As a result of the acquisition of Riverview on November 30, 2021, Mid Penn has assumed noncontributory defined benefit pension plans covering certain former employees of Riverview (or its predecessor-in-interest) as follows:

•

Pursuant to the consolidation of Riverview with Union Bancorp, Inc. (“Union”) effective November 1, 2013, Riverview assumed Union’s noncontributory defined benefit pension plan, which substantially covered all Union employees. The plan benefits were based on average salary and years of service. Union elected to freeze all benefits earned under the plan effective January 1, 2007.

•

Riverview also assumed responsibility of Citizens National Bank of Meyersdale’s (“Citizens”) noncontributory defined benefit pension plan effective as of the December 31, 2015 merger date. The plan substantially covered all Citizens employees and the plan benefits were based on average salary and years of service. Citizens elected to freeze all benefits earned under the plan effective January 1, 2013.

MID PENN BANCORP, INC.

•

As a result of a merger, effective October 1, 2017, Riverview assumed responsibility of CBT Financial Corp’s (“CBT”) postretirement benefits plan, which is an unfunded postretirement benefit plan covering health insurance costs and post-retirement life insurance benefits for certain retirees.

Subsequent to the merger, Mid Penn disallowed any further participants to join the plans. Mid Penn’s policy is to fund pension and post-retirement benefits as accrued. The plans’ assets are managed by a third party and were primarily invested in a combination of cash and cash equivalents, equity securities and fixed income securities at the time of acquisition. The valuation of the plans’ assets is subject to market fluctuations.  The funded status of the plan was in a net asset position of $819,000 as of December 31, 2021.

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  The funded status of the plan was in a net asset position of $458,000 at December 31, 2021 and a net liability position of 461,000 as of December 31, 2020.  Additionally, for the years ended December 31, 2021 and December 31, 2020, Mid Penn recognized $47,000 and $3,000, respectively, of settlement gains as a result of certain lump sum payouts to participants of the defined benefit pension plan.  The settlement gains were recorded in noninterest income as a component of other income for the years ended December 31, 2021 and December 31, 2020.

(v)	Other Benefit Plans

A funded contributory defined-contribution plan is maintained for substantially all employees.   The cost of the Mid Penn defined contribution plan is charged to current operating expenses and is funded annually.

During 2018, Mid Penn assumed the 401(k) plans of Scottdale and First Priority.  During the year ended December 31, 2020, the First Priority plan was terminated, and all remaining assets were either transferred to the Mid Penn 401(k) Plan or distributed to former employee participants.  The Scottdale 401(k) Plan continues to be managed by Mid Penn’s human resources and trust areas; however, since the January 2018 Scottdale acquisition, the plan has been frozen resulting in no new participants added and no further contributions being made to the plans for the period subsequent to the acquisition through December 31, 2021.

Similarly, during 2021, Mid Penn assumed the 401(k) plan of Riverview.  Riverview maintained a contributory 401(k) retirement plan for all eligible employees. Riverview’s policy was to match 100 percent of the employee’s voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. The plan was frozen where all contributions were suspended subsequent to the merger.

Additionally, Mid Penn assumed certain benefit plan liabilities related to compensation arrangements associated with Riverview, including certain executive non-qualified retirement benefits, deferred compensation plans, and executive employment agreements.  The plans are fully funded through a Rabbi Trust.  Please see Note 16 – Other Benefit Plans, for additional information.

(w)	Trust Assets and Income

Assets held by the Bank in a fiduciary or agency capacity for customers of the Trust Department are not included in the consolidated financial statements since such items are not assets of the Bank.  Trust assets under management totaled $274,950,000 and $148,621,000 at December 31, 2021 and 2020, respectively.  Most trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.
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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plan	Accumulated Other Comprehensive Income (Loss)
Balance - December 31, 2021	$(255)	$413	$158
Balance - December 31, 2020	$(3)	$(54)	$(57)
Balance - December 31, 2019	$(128)	$471	$343
(z)	Restricted Common Stock

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

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $70,238,000. Additionally, as previously announced on a Form 8-K on December 1, 2021, Mid Penn issued 4,519,776 shares of common stock as a result of the merger with Riverview on November 30, 2021. The additional shares issued on May 4, 2021 and November 30, 2021 significantly impacted the weighted average number of shares outstanding used for the year ended December 31, 2021 earnings per share calculations.

MID PENN BANCORP, INC.

The following data show the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)
	2021	2020	2019
Net income	$29,319	$26,209	$17,701

Weighted average shares outstanding (basic)	10,806,009	8,439,427	8,468,586
Effect of dilutive unvested restricted stock grants	13,570	3,665	23,487
Weighted average shares outstanding (diluted)	10,819,579	8,443,092	8,492,073

Basic earnings per common share	$2.71	$3.11	$2.09
Diluted earnings per common share	$2.71	$3.10	$2.09

There were no antidilutive shares at December 31, 2021, 2020, and 2019.

(4)     Acquisition of Riverview Financial Corporation

On November 30, 2021, Mid Penn completed its acquisition of Riverview through the merger of Riverview with and into Mid Penn.  In connection with this acquisition, Riverview Bank, Riverview’s wholly-owned bank subsidiary, merged with and into Mid Penn Bank.

Pursuant to the merger agreement, shareholders of Riverview common stock received, for each share of Riverview common stock held at the effective time of the merger, 0.4833 shares of Mid Penn common stock as merger consideration with an acquisition date fair value of $142,192,000 based on the closing stock price of Mid Penn’s common stock on November 30, 2021 of $31.46. This exchange ratio did not change as a result of changes in the Mid Penn share price.  Additionally, outstanding options at the time of the merger were converted into the right to receive an amount in cash equal to the product obtained by multiplying the aggregate number of shares of Riverview common stock that were issuable upon exercise of each option outstanding, and the closing sale price of Mid Penn’s common stock on the fifth (5th) business day prior to the merger closing date multiplied by the exchange ratio, less the per share exercise price of each option outstanding, without interest. There were 172,964 options outstanding to purchase Riverview common stock and the closing price of Mid Penn common stock was at $30.76 per share on the fifth business day prior to the merger closing date. Additionally, 2,500 shares of restricted stock were paid out in cash, resulting in $776,000 of cash consideration relating to stock awards.  Including $16,000 of cash paid in lieu of fractional shares, the total fair value of consideration paid was $142,984,000.

The assets and liabilities of Riverview were recorded on the consolidated balance sheets of Mid Penn at their estimated fair value as of November 30, 2021, and their results of operations have been included in the consolidated income statement of the Corporation since such date.  Riverview has been fully integrated into Mid Penn; therefore, the amount of revenue and earnings of Riverview included in the consolidated income statement since the acquisition date is impracticable to provide.

Included in the purchase price was $50,995,000 of goodwill, a core deposit intangible of $4,096,000, and a customer list intangible of $2,160,000.  The goodwill will not be amortized but will be measured annually for impairment or more frequently if circumstances require.

The core deposit intangible will be amortized over a ten-year period using a sum of the years’ digits basis.  During the year ended December 31, 2021, core deposit intangible amortization expense related to the Riverview acquisition totaled $62,000.  Core deposit intangible amortization related to the Riverview acquisition for the five years beginning 2022 through 2026 is estimated to be $738,000, $664,000, $590,000, $515,000, and $440,000 per year, respectively, and $1,087,000 in total for the years after 2025.

The customer list intangible will be amortized over a ten-year period using a sum of the years’ digits basis. During the year ended December 31, 2021, customer list intangible amortization expense related to the Riverview acquisition totaled $33,000. Customer list intangible amortization related to the Riverview acquisition for the five years beginning 2022 through 2026 is estimated to be $389,000, $350,000, $310,000, $272,000, and $232,000 per year, respectively, and $574,000 in total for the years after 2025.

MID PENN BANCORP, INC.

The allocation of the purchase price is as follows:

(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$316,079
Investment securities	226
Restricted stock	2,209
Loans	837,505
Goodwill	50,995
Core deposit intangible	4,096
Customer list intangible	2,160
Bank owned life insurance	32,120
Premises and equipment	11,819
Deferred income taxes	7,110
Accrued interest receivable	1,919
Other assets	6,683
Total assets acquired	1,272,921
Liabilities assumed:
Deposits:
Noninterest-bearing demand	182,291
Interest-bearing demand	371,283
Money Market	152,365
Savings	176,294
Time	199,414
Long-term debt	6,500
Subordinated debt and trust preferred securities	36,308
Accrued interest payable	439
Other liabilities	5,043
Total liabilities assumed	1,129,937

Consideration paid	$142,984

Cash paid	$792
Fair value of common stock issued	142,192

MID PENN BANCORP, INC.

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill for a period of up to one year after the merger date for information that becomes available that reflects circumstances at the merger date. The following table summarizes the final estimated fair value of the assets acquired and liabilities and equity assumed in the Riverview transaction.

(Dollars in thousands)

Total purchase price (consideration paid)	$142,984

Net assets acquired:
Cash and cash equivalents	316,079
Investment securities	226
Restricted stock	2,209
Loans	837,505
Core deposit intangible	4,096
Customer list intangible	2,160
Bank owned life insurance	32,120
Premises and equipment	11,819
Deferred income taxes	7,110
Accrued interest receivable	1,919
Other assets	6,683
Deposits:
Noninterest-bearing demand	(182,291)
Interest-bearing demand	(371,283)
Money Market	(152,365)
Savings	(176,294)
Time	(199,414)
Long-term debt	(6,500)
Subordinated debt and trust preferred securities	(36,308)
Accrued interest payable	(439)
Other liabilities	(5,043)
91,989
Goodwill	$50,995

In general, factors contributing to goodwill recognized as a result of the Riverview acquisition include expected cost savings from combined operations, opportunities to expand into several new markets, and growth and profitability potential from the repositioning of short-term investments into higher-yielding loans.  The goodwill acquired as a result of the Riverview acquisition is not tax deductible.

The fair value of the financial assets acquired included loans receivable with a net amortized cost basis of $837,505,000.  The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

Gross amortized cost basis at November 30, 2021	$850,920
Market rate adjustment	529
Credit fair value adjustment on pools of homogeneous loans	(13,117)
Credit fair value adjustment on impaired loans	(827)
Fair value of purchased loans at November 30, 2021	$837,505

MID PENN BANCORP, INC.

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

The information about the acquired Riverview impaired loan portfolio as of November 30, 2021 is as follows:

(Dollars in thousands)

Contractually required principal and interest at acquisition	$5,591
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,739)
Expected cash flows at acquisition	3,852
Interest component of expected cash flows (accretable discount)	(541)
Fair value of acquired loans	$3,311

The following table presents pro forma information as if the merger between Mid Penn and Riverview had been completed on January 1, 2020.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Riverview at the beginning of 2020.  The supplemental pro forma earnings for the year ended December 31, 2020 exclude (i) $3,067,000 of merger related costs incurred by Mid Penn in 2021 related to the Riverview acquisition, and (ii) goodwill impairment of $24,754,000 recognized by Riverview in 2020. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)	For the Year Ended
	December 31,
	2021	2020
Net interest income after loan loss provision	$147,987	$116,989
Noninterest income	32,638	26,681
Noninterest expense	123,475	108,531
Net income	57,150	35,139
Net income per common share	3.73	2.72

MID PENN BANCORP, INC.

(5)     Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. government agencies and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at December 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available for sale securities:
Mortgage-backed U.S. government agencies	$49,760	$3	$283	$49,480
State and political subdivision obligations	3,899	26	11	3,914
Corporate debt securities	9,525	—	57	9,468
Total available for sale securities	63,184	29	351	62,862
Held to maturity securities:
U.S. Treasury and U.S. government agencies	178,136	26	1,165	176,997
Mortgage-backed U.S. government agencies	61,157	440	272	61,325
State and political subdivision obligations	75,958	2,305	27	78,236
Corporate debt securities	14,006	133	71	14,068
Total held to maturity securities	329,257	2,904	1,535	330,626
Total	$392,441	$2,933	$1,886	$393,488

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available for sale securities:
Mortgage-backed U.S. government agencies	$2	$—	$—	$2
Corporate debt securities	5,750	—	4	5,746
Total available-for-sale debt securities	5,752	—	4	5,748
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	11,511	66	—	11,577
Mortgage-backed U.S. government agencies	40,810	948	15	41,743
State and political subdivision obligations	65,449	3,295	6	68,738
Corporate debt securities	10,522	215	1	10,736
Total held-to-maturity debt securities	128,292	4,524	22	132,794
Total	$134,044	$4,524	$26	$138,542

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

During the fourth quarter of 2019, Mid Penn early adopted Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments), and as part of the adoption, reclassified 113 held-to-maturity debt securities with an aggregate amortized cost of $67,096,000 to the available for sale category. All 113 securities were subsequently sold during the fourth quarter and Mid Penn recognized a pre-tax gain on the sales of $1,779,000.  Please refer to Note 23, Recent Accounting Pronouncements, for more information regarding the adoption of ASU 2019-04.

Investment securities having a fair value of $244,763,000 at December 31, 2021, and $102,959,000 at December 31, 2020, were pledged primarily to secure public fund deposits. Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $450,850,000 as of December 31, 2021 and $288,950,000 as of December 31, 2020.

MID PENN BANCORP, INC.

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2021	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
Mortgage-backed U.S. government agencies	24	$45,476	$283	0	$—	$—	24	$45,476	$283
State and political subdivision obligations	2	1,168	11	0	—	—	2	1,168	11
Corporate debt securities	4	4,943	57	0	—	—	4	4,943	57
Total temporarily impaired available for sale securities	30	51,587	351	0	—	—	30	51,587	351

Held to maturity securities:
U.S. Treasury and U.S. government agencies	91	$149,425	$1,165	0	$—	$—	91	$149,425	$1,165
Mortgage-backed U.S. government agencies	24	39,995	272	0	—	—	24	39,995	272
State and political subdivision obligations	17	5,302	25	1	255	2	18	5,557	27
Corporate debt securities	6	6,928	71	0	—	—	6	6,928	71
Total temporarily impaired held to maturity securities	138	201,650	1,533	1	255	2	139	201,905	1,535
Total	168	$253,237	$1,884	1	$255	$2	169	$253,492	$1,886

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2020	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available for sale securities:
Corporate debt securities	2	$3,497	$4	0	$—	$—	2	$3,497	$4
Total temporarily impaired available for sale securities	2	3,497	4	0	—	—	2	3,497	4

Held to maturity securities:
Mortgage-backed U.S. government agencies	8	$5,336	$15	0	$—	$—	8	$5,336	$15
State and political subdivision obligations	2	801	6	0	—	—	2	801	6
Corporate debt securities	1	449	1	0	—	—	1	449	1
Total temporarily impaired held to maturity securities	11	6,586	22	0	—	—	11	6,586	22
Total	13	$10,083	$26	0	$—	$—	13	$10,083	$26

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

At December 31, 2021, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies. At December 31, 2020, the majority of the unrealized losses on securities in an unrealized loss position were attributable to mortgage-backed U.S. government agencies.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of December 31, 2021 and December 31, 2020, and did not record any securities impairment charges in the respective periods ended on these dates.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 2021, 2020, and 2019 are shown in the table below.

(Dollars in thousands)	For the year ended December 31,
	2021	2020	2019
Realized gains	$79	$479	$1,951
Realized losses	—	(12)	(73)
Net gains	$79	$467	$1,878

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value at December 31, 2021.

(Dollars in thousands)	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2021	Cost	Value	Cost	Value
Due in 1 year or less	$250	$250	$3,949	$3,965
Due after 1 year but within 5 years	3,000	2,967	53,357	54,691
Due after 5 years but within 10 years	6,576	6,554	188,839	188,687
Due after 10 years	3,598	3,611	21,955	21,958
	13,424	13,382	268,100	269,301
Mortgage-backed securities	49,760	49,480	61,157	61,325
	$63,184	$62,862	$329,257	$330,626

MID PENN BANCORP, INC.

6)       Loans and Allowance for Loan and Lease Losses

The types of loans in Mid Penn’s portfolio, summarized by those rated as “pass” (net of deferred fees and costs of $6,264,000 as of December 31, 2021 and $9,084,000 as of December 31, 2020), and the loans classified as “special mention” and “substandard” within Mid Penn’s internal risk rating system as of December 31, 2021 and December 31, 2020, are as follows:

(Dollars in thousands)

December 31, 2021	Pass	Special Mention	Substandard	Total
Commercial and industrial	$606,484	$10,321	$2,757	$619,562
Commercial real estate	1,601,196	35,508	31,438	1,668,142
Commercial real estate - construction	371,337	—	1,397	372,734
Residential mortgage	319,862	294	3,067	323,223
Home equity	106,853	534	2,919	110,306
Consumer	10,429	—	—	10,429
	$3,016,161	$46,657	$41,578	$3,104,396

(Dollars in thousands)

December 31, 2020	Pass	Special Mention	Substandard	Total
Commercial and industrial	$739,306	$9,928	$3,120	$752,354
Commercial real estate	1,084,123	1,708	13,825	1,099,656
Commercial real estate - construction	248,882	—	31	248,913
Residential mortgage	200,544	53	1,244	201,841
Home equity	71,856	3	2,365	74,224
Consumer	7,053	—	—	7,053
	$2,351,764	$11,692	$20,585	$2,384,041

All PPP loans, whether disbursed in 2020 or 2021, are included in commercial and industrial loans and are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as “pass” within Mid Penn’s internal risk rating system as of December 31, 2021.

Mid Penn had no loans classified as “Doubtful” as of December 31, 2021 and December 31, 2020.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$31	$—	$899	$931	$—
Commercial real estate	854	1,243	—	8,215	8,574	—
Commercial real estate - construction	22	27	—	31	34	—
Residential mortgage	1,259	1,295	—	818	842	—
Home equity	2,377	2,377	—	2,365	2,395	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration: *
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,231	2,909	—	1,419	1,693	—
Commercial real estate - construction	1,196	1,469	—	—	—	—
Residential mortgage	1,362	1,847	—	323	568	—
Home equity	86	111	—	—	13	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$308	$339	$67	$553	$574	$533
Commercial real estate	287	359	121	887	994	274
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$308	$370	$67	$1,452	$1,505	$533
Commercial real estate	3,372	4,511	121	10,521	11,261	274
Commercial real estate - construction	1,218	1,496	—	31	34	—
Residential mortgage	2,621	3,142	—	1,141	1,410	—
Home equity	2,463	2,488	—	2,365	2,408	—
Consumer	—	—	—	—	—	—

*	Loans acquired with credit deterioration are presented net of credit fair value adjustment.

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the years ended December 31, 2021, 2020, and 2019 are summarized as follows:

	December 31, 2021		December 31, 2020		December 31, 2019
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$303	$2	$1,136	$—	$178	$3
Commercial real estate	2,308	2	9,379	5	3,363	20
Commercial real estate - construction	26	—	44	—	32	—
Residential mortgage	974	26	998	26	854	30
Home equity	2,367	2	1,801	—	27	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$1	$—	$18	$—
Commercial real estate	1,485	—	1,423	—	1,597	—
Commercial real estate - construction	122	—	—	—	—	—
Residential mortgage	401	—	361	—	991	—
Home equity	8	—	1	—	4	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$211	$—	$205	$—	$962	$—
Commercial real estate	1,011	—	752	—	424	—
Commercial real estate - construction	—	—	—	—	147	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial and industrial	$514	$2	$1,342	$—	$1,158	$3
Commercial real estate	4,804	2	11,554	5	5,384	20
Commercial real estate - construction	148	—	44	—	179	—
Residential mortgage	1,375	26	1,359	26	1,845	30
Home equity	2,375	2	1,802	—	31	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of December 31, 2021 and 2020 are summarized as follows:

(Dollars in thousands)
	2021	2020
Commercial and industrial	$308	$1,452
Commercial real estate	3,372	10,520
Commercial real estate - construction	1,218	31
Residential mortgage	2,186	679
Home equity	2,463	2,365
	$9,547	$15,047

If nonaccrual loans and leases had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $177,000, $638,000, and $333,000, in the years ended December 31, 2021, 2020, and 2019, respectively.  Mid Penn has no commitments to lend additional funds to borrowers with impaired or nonaccrual loans.

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of December 31, 2021 and 2020 are summarized as follows:

(Dollars in thousands)
December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing

Commercial and industrial	$1,378	$62	$404	$1,844	$617,718	$619,562	$96
Commercial real estate	32	55	769	856	1,665,055	1,665,911	—
Commercial real estate - construction	—	—	205	205	371,333	371,538	205
Residential mortgage	1,246	205	1,002	2,453	319,408	321,861	212
Home equity	403	—	2,377	2,780	107,440	110,220	—
Consumer	6	2	2	10	10,419	10,429	2
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	3	1,628	1,631	600	2,231	—
Commercial real estate - construction	—	—	—	—	1,196	1,196	—
Residential mortgage	54	—	818	872	490	1,362	—
Home equity	—	—	—	—	86	86	—
Consumer	—	—	—	—	—	—	—
Total	$3,119	$327	$7,205	$10,651	$3,093,745	$3,104,396	$515

(Dollars in thousands)
December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing

Commercial and industrial	$365	$1,017	$1,377	$2,759	$749,595	$752,354	$—
Commercial real estate	1,096	—	7,668	8,764	1,089,473	1,098,237	—
Commercial real estate - construction	—	—	—	—	248,913	248,913	—
Residential mortgage	126	—	282	408	201,110	201,518	—
Home equity	71	22	2,343	2,436	71,788	74,224	—
Consumer	—	6	—	6	7,047	7,053	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	9	—	1,402	1,411	8	1,419	—
Commercial real estate - construction	—	—	—	—	—	—	—
Residential mortgage	—	—	168	168	155	323	—
Home equity	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$1,667	$1,045	$13,240	$15,952	$2,368,089	$2,384,041	$—

MID PENN BANCORP, INC.

Activity in the allowance for loan and lease losses for the years ended December 31, 2021, 2020, and 2019, and the recorded investment in loans receivable as of December 31, 2021, 2020, and 2019 are as follows:

(Dollars in thousands)
Dec. 31, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$3,066	$8,655	$134	$429	$507	$1	$590	$13,382
Charge-offs	(866)	(1,044)	(23)	(13)	—	(42)	—	(1,988)
Recoveries	13	207	8	11	—	19	—	258
Provisions (credits)	1,226	1,597	(81)	32	53	24	94	2,945
Ending balance	3,439	9,415	38	459	560	2	684	14,597
Ending balance: individually evaluated for impairment	67	121	—	—	—	—	—	188
Ending balance: collectively evaluated for impairment	$3,372	$9,294	$38	$459	$560	$2	$684	$14,409

Loans receivable:
Ending balance	$619,562	$1,668,142	$372,734	$323,223	$110,306	$10,429	$—	$3,104,396
Ending balance: individually evaluated for impairment	308	1,141	22	1,259	2,377	—	—	5,107
Ending balance: acquired with credit deterioration	—	2,231	1,196	1,362	86	—	—	4,875
Ending balance: collectively evaluated for impairment	$619,254	$1,664,770	$371,516	$320,602	$107,843	$10,429	$—	$3,094,414

MID PENN BANCORP, INC.

(Dollars in thousands)
Dec. 31, 2020	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Charge-offs	(45)	(258)	(7)	(4)	-	(58)	—	(372)
Recoveries	3	1	2	3	3	27	—	39
Provisions (credits)	767	2,653	88	13	62	30	587	4,200
Ending balance	3,066	8,655	134	429	507	1	590	13,382
Ending balance: individually evaluated for impairment	533	274	—	—	—	—	—	807
Ending balance: collectively evaluated for impairment	$2,533	$8,381	$134	$429	$507	$1	$590	$12,575

Loans receivable:
Ending balance	$752,354	$1,099,656	$248,913	$201,841	$74,224	$7,053	$—	$2,384,041
Ending balance: individually evaluated for impairment	1,452	9,102	31	818	2,365	—	—	13,768
Ending balance: acquired with credit deterioration	—	1,419	—	323	—	—	—	1,742
Ending balance: collectively evaluated for impairment	$750,902	$1,089,135	$248,882	$200,700	$71,859	$7,053	$—	$2,368,531

MID PENN BANCORP, INC.

(Dollars in thousands)
Dec. 31, 2019	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning Balance	$2,391	$4,703	$75	$453	$528	$7	$240	$8,397
Charge-offs	(217)	(60)	(40)	(29)	(18)	(64)	—	(428)
Recoveries	45	82	—	9	5	15	—	156
Provisions (credits)	122	1,534	16	(16)	(73)	44	(237)	1,390
Ending balance	2,341	6,259	51	417	442	2	3	9,515
Ending balance: individually evaluated for impairment	—	166	—	—	—	—	—	166
Ending balance: collectively evaluated for impairment	$2,341	$6,093	$51	$417	$442	$2	$3	$9,349

Loans receivable:
Ending balance	$339,147	$929,138	$181,690	$236,724	$68,271	$7,786	$—	$1,762,756
Ending balance: individually evaluated for impairment	890	8,311	40	817	25	—	—	10,083
Ending balance: acquired with credit deterioration	3	1,423	—	381	1	—	—	1,808
Ending balance: collectively evaluated for impairment	$338,254	$919,404	$181,650	$235,526	$68,245	$7,786	$—	$1,750,865

MID PENN BANCORP, INC.

The recorded investments in troubled debt restructured loans at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2021	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$5
Commercial real estate	1,214	1,115	320
Commercial real estate - construction	40	40	22
Residential mortgage	647	645	472
	$1,909	$1,808	$819

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2020	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$6
Commercial real estate	1,806	1,707	933
Commercial real estate - construction	40	40	31
Residential mortgage	728	725	510
	$2,582	$2,480	$1,480

Mid Penn’s troubled debt restructured loans at December 31, 2021 totaled $819,000, and included (i) two accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $435,000, and (ii) $384,000 of troubled debt restructurings attributable to eight loans among six relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans. The balance of these nonaccrual impaired troubled debt restructured loans as of December 31, 2021 was comprised of $320,000 in commercial real estate loans amongst two borrowers; one commercial real estate construction loan for $22,000, two residential mortgage loans for $37,000, and one commercial and industrial loan for $5,000.  As of December 31, 2021, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2021.

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

There were no loans modified in 2021, three loans modified in 2020, and two loans modified in 2019 that resulted in troubled debt restructurings.  The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the years ended December 31, 2020, and 2019.

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

The CARES Act, signed into law in March 2020, along with a joint agency statement issued by banking agencies, provided that short-term modifications made in response to COVID-19 to current and performing borrowers did not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments, with some borrowers reverting to interest-only payments.  The majority of the deferrals were granted for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest continued to accrue on loans modified under the CARES Act during the deferral period.  During 2020, Mid Penn had provided loan modifications meeting the CARES Act qualifications to over 1,000 borrowers.  Mid Penn remains in communication with each of these borrowers to assess the ongoing credit status of the borrowers and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.    As of December 31, 2021, the principal balance of loans remaining in this CARES Act qualifying deferment status totaled $3,571,000, or less than 1 percent of the total loan portfolio. As of December 31, 2020, the principal balance of loans remaining in this CARES Act qualifying deferment status totaled $11,681,000, or less than 1 percent of the total loan portfolio.   Most borrowers granted a CARES Act deferral have returned to regular payment status.

The following table provides activity for the accretable yield of purchased impaired loans for the years ended December 31, 2021 and 2020.

(Dollars in thousands)
	For the year ended December 31,
	2021	2020
Accretable yield, beginning of period	$40	$89
Acquisition of impaired loans	541	—
Accretable yield amortized to interest income	(1)	(49)
Accretable yield, end of period	$580	$40

The Bank has granted loans to certain of its executive officers, directors, and their related interests.  The aggregate amount of these loans was $15,725,000 and $12,567,000 at December 31, 2021 and 2020, respectively.   During 2021, $5,240,000 of new loans and advances were extended and repayments totaled $2,082,000.  None of these loans were past due, in nonaccrual status, or restructured at December 31, 2021.

(7)	Bank Premises and Equipment

At December 31, 2021 and 2020, bank premises and equipment are as follows:

(Dollars in thousands)
	2021	2020
Land	$5,546	$4,333
Buildings	23,462	19,863
Furniture, fixtures, and equipment	16,639	13,890
Leasehold improvements	1,987	1,680
Construction in progress	3,019	351
Total cost	50,653	40,117
Less accumulated depreciation	(17,421)	(15,231)
Total bank premises and equipment	$33,232	$24,886

MID PENN BANCORP, INC.

The construction in progress as of December 31, 2021 consisted primarily of computer equipment upgrades to be placed in service at offices acquired during the Riverview merger, as well as some facility renovations in process of completion at year-end.  The construction in progress as of December 31, 2020 consisted primarily of computer equipment upgrades to be placed in service at Mid Penn’s offsite disaster recovery location, as well as some facility renovations in process of completion at year-end.

Depreciation expense was $3,316,000 in 2021, $3,204,000 in 2020, and $2,815,000 in 2019.

(8)	Leases

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

In 2016, Mid Penn entered into two subleasing agreements with unrelated parties on one of its properties under an operating lease.  Both subleases included escalation clauses.  The first sublease agreement began on April 1, 2016, while the second sublease began on July 1, 2016.  One sublease was terminated during the first quarter of 2019 due to the bankruptcy of the tenant.  The remaining sublease ends on March 31, 2022.

As a result of the adoption of ASU 2016-02, the remaining balance of a deferred sale/leaseback gain originated in 2017 was eliminated through an opening adjustment to retained earnings.  The adoption of this standard also resulted in an increase to both other assets and other liabilities to record right-of-use lease assets and corresponding lease liabilities for all of Mid Penn’s leased facilities.  Please reference Note 23, Recent Accounting Pronouncements, for more information.

Operating and finance lease right-of-use assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.  Mid Penn has elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) on the Consolidated Balance Sheet.

There were no sale and leaseback transactions or leveraged leases as of December 31, 2021. There were no leases that had not commenced as of December 31, 2021.

On December 7, 2021 the Corporation announced a Retail Network Optimization Plan under which the Bank announced its intention to close certain retail locations throughout its expanded footprint. The branch closures occurred on or about March 4, 2022.  During the fourth quarter of 2021, Mid Penn recognized $1,348,000 of right-of-use asset abandonment expense within post-acquisition restructuring expenses on the Consolidated Statements of Income due to the announced closure of six leased retail locations under the Retail Network Optimization Plan.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of December 31, 2021 and December 31, 2020.

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$9,055	$3,087	$10,157	$3,267
Lease liability	$11,363	$3,380	$11,200	$3,467
Weighted average remaining lease term (in years)	7.03	17.17	8.05	18.17
Weighted average discount rate	3.12%	3.81%	3.30%	3.81%

A summary of lease costs during the years ended December 31, 2021 and December 31, 2020 is presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

MID PENN BANCORP, INC.

(Dollars in thousands)	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$180	$180	$150
Interest expense on lease liability	130	133	113
Total finance lease cost	310	313	263
Operating lease cost	2,002	2,061	2,077
Short-term and equipment lease costs	29	40	55
Variable lease cost	—	—	—
Sublease income	(27)	(21)	(24)
Total lease costs	$2,314	$2,393	$2,371

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$130	$133
Operating cash flows from operating leases	2,113	2,105
Financing cash flows from finance leases	87	83

A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	December 31, 2021
	Operating Leases	Finance Lease
Lease payments due:
Within one year	$2,426	$217
After one but within two years	2,042	217
After two but within three years	1,863	252
After three but within four years	1,476	259
After four but within five years	1,249	259
After five years	3,626	3,473
Total undiscounted cash flows	12,682	4,677
Discount on cash flows	(1,319)	(1,297)
Total lease liability	$11,363	$3,380

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating and finance leases as of December 31, 2021, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

	As of December 31, 2021
(Dollars in thousands)	Lease Obligation	Sublease Rental Income	Net Rental Expense
2022	$2,901	$27	$2,874
2023	2,446	—	2,446
2024	2,156	—	2,156
2025	1,739	—	1,739
2026	1,508	—	1,508
thereafter	7,099	—	7,099
	$17,849	$27	$17,822

The rental expense paid to related parties was $274,000 in 2021, $269,000 in 2020, and $279,000 in 2019.  The future minimum payments to related parties are $274,000 (2022), $274,000 (2023), $274,000 (2024), $185,000 (2025), $178,000 (2026), and $1,171,000 thereafter.

MID PENN BANCORP, INC.

The following summary reflects the future minimum rental payments by year under Mid Penn’s operating leases as of December 31, 2020, including a breakdown of the sublease rental income and future minimum payments owed to related parties.

	As of December 31, 2020
(Dollars in thousands)	Lease Obligation	Sublease Rental Income	Net Rental Expense
2021	$2,445	$21	$2,424
2022	2,426	—	2,426
2023	2,179	—	2,179
2024	2,013	—	2,013
2025	1,632	—	1,632
thereafter	8,543	—	8,543
	$19,238	$21	$19,217

Rental expense in connection with leases was $2,393,000 in 2020 and $2,371,000 in 2019.

(9)	Deposits

At December 31, 2021 and 2020, time deposits amounted to $626,657,000 and $417,245,000, respectively.  Interest expense on certificates of deposit amounted to $5,602,000, $8,558,000, and $9,223,000 for the years ended December 31, 2021, 2020, and 2019, respectively.  The aggregate amount of demand deposit overdrafts that were reclassified as loans were $197,000 at December 31, 2021, compared to $116,000 as of December 31, 2020.

Time deposits at December 31, 2021 mature as follows:

(Dollars in thousands)	Time Deposits
	Less than $250,000	$250,000 or more
Maturing in 2022	$287,387	$89,373
Maturing in 2023	141,697	23,151
Maturing in 2024	29,782	5,215
Maturing in 2025	18,988	1,240
Maturing in 2026	20,834	2,917
Maturing thereafter	6,074	—
	$504,762	$121,895

Mid Penn had no brokered certificates of deposits as of December 31, 2021 and December 31, 2020.

Deposits and other funds from related parties held by Mid Penn at December 31, 2021 and 2020 amounted to $75,414,000 and $60,125,000, respectively.
(10)	Short-term Borrowings

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,359,151,000 at December 31, 2021.  The Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $404,547,000 (equal to $935,225,000 of maximum borrowing capacity less letter of credit and other FHLB advances outstanding) at December 31, 2021 upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of December 31, 2021 or 2020.

MID PENN BANCORP, INC.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at December 31, 2021.  No draws have been made on these lines of credit and on December 31, 2021 and 2020, the balance was zero.

PPPLF Borrowings

The entire balance of short-term borrowings of $125,617,000 at December 31, 2020 consisted of funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  As of December 31, 2021 the balance of short-term borrowings was zero as Mid Penn paid off all PPPLF funding during the third quarter of 2021. The PPPLF allowed banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.  Draws of PPPLF funds were required to be repaid to the Federal Reserve immediately after the specific PPP loans collateralizing the related draws are repaid to the Bank.

The following table outlines Mid Penn’s short-term borrowed funds at or for the years ended December 31, 2021 and 2020. The maximum balance represents the highest indebtedness for each category of short-term borrowed funds at any month-end during each of the years shown.

(Dollars in thousands)	December 31,
	2021	2020
FRB PPPLF borrowings:
Balance at year end	$—	$125,617
Weighted average rate at year end	—	0.35%
Maximum month-end balance	$307,753	$203,937
Average daily balance during the year	$140,909	$106,233
Weighted average rate during the year	0.35%	0.35%

(11)	Long-term Debt

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  As of December 31, 2021, and 2020, the Bank had long-term debt outstanding in the amount of $81,270,000 and $75,115,000, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability executed in 2019.

The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $450,850,000 as of December 31, 2021 and $288,950,000 as of December 31, 2020.

During the first quarter of 2019, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039 and is included in long-term debt on the Consolidated Balance Sheets.  Please reference Note 8, Leases, for more information related to Mid Penn’s finance lease obligation.

The following table presents a summary of long-term debt as of December 31, 2021 and December 31, 2020.

(Dollars in thousands)	At December 31,
	2021	2020
FHLB fixed rate instruments:
Due April 2022, 0.86343%	$70,000	$70,000
Due March 2023, 0.7514%	6,500	—
Due August 2026, 4.80%	1,353	1,606
Due February 2027, 6.71%	37	42
Total FHLB fixed rate instruments	77,890	71,648
Lease obligations included in long-term debt	3,380	3,467
Total long-term debt	$81,270	$75,115

Mid Penn made no prepayments of FHLB fixed rate instruments during the year ended December 31, 2021.  During 2020, Mid Penn prepaid $25,000,000 of FHLB fixed rate instruments and recognized prepayment penalties of $165,000 that is included in other expenses on the Consolidated Statement of Income for the year ended December 31, 2020.

MID PENN BANCORP, INC.

The aggregate principal amounts due on FHLB fixed rate instruments subsequent to December 31, 2021 are $70,271,000 (2022), $6,784,000 (2023), $299,000 (2024), $313,000 (2025), $221,000 (2026) and $2,000 thereafter.

(12)    Subordinated Debt and Trust Preferred Securities

Subordinated Debt Assumed November 2021 with the Riverview Acquisition

On November 30, 2021, Mid Penn completed its acquisition of Riverview and assumed $25,000,000 of Subordinated Notes (the “Riverview Notes”).  In accordance with purchase accounting principles, the Riverview Notes were assigned a fair value premium of $2,302,000. The notes are treated as Tier 2 capital for regulatory reporting purposes.

The Riverview Notes were entered into by Riverview on October 6, 2020 with certain qualified institutional buyers and accredited institutional investors. The Riverview Notes have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate (“SOFR”) plus 563 basis points, payable quarterly until maturity. Mid Penn may redeem the Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025.

Trust Preferred Securities Assumed November 2021 with the Riverview Acquisition

As a result of the merger with Riverview, Mid Penn assumed the subordinated debentures that Riverview had assumed in its acquisition of CBT Financial Corp. (“CBT”) on October 1, 2017 (the “CBT 2017 Notes”).  In 2003 a trust formed by CBT which issued $5,155,000 of floating rate trust preferred securities as part of a pooled offering of such securities. The interest rate prior to Riverview entering into a fixed interest rate swap in 2020 adjusted quarterly to the three-month LIBOR rate plus 2.95%. CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

Similarly, in 2005, a trust formed by CBT issued $4,124,000 of fixed rate trust preferred securities as part of a pooled offering of such securities (the “CBT 2015 Notes”). CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. Interest payments on the debentures may be deferred at any time at the election of Mid Penn for up to 20 consecutive quarterly periods. Interest on the debentures will accrue during the extension period, and all accrued principal and interest must be paid at the end of the extension period. During an extension period, Mid Penn may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of Mid Penn’s capital stock.

In accordance with purchase accounting principles, the CBT 2017 Notes and CBT 2015 Notes assumed from Riverview were assigned a fair value premium of $6,000. The subordinated debentures are treated as Tier 1 capital for regulatory reporting purposes.

Subordinated Debt Issued December 2020

On December 22, 2020, Mid Penn entered into agreements for and sold, at 100% of their principal amount, an aggregate of $12,150,000 of its Subordinated Notes due December 2030 (the “December 2020 Notes”) on a private placement basis to accredited investors.  The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of December 31, 2021 and December 31, 2020.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the “March 2020 Notes”).  As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6,870,000 of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of December 31, 2021 was $8,130,000.  The March 2020 Notes held at December 31, 2021 are treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of December 31, 2021 and December 31, 2020.

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

MID PENN BANCORP, INC.

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  As of December 31, 2021 and 2020, related parties held $1,450,000 of the 2017 Notes.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn sold $7,500,000 aggregate principal amount of its Subordinated Notes due 2025 (the “2015 Notes”).  Eighty-percent of the balance of the 2015 Notes are treated as Tier 2 capital for regulatory capital purposes as of December 31, 2021.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank, its principal banking subsidiary’s, bankruptcy, insolvency, liquidation, receivership or similar event.  As of December 31, 2021 and 2020, related parties held $1,930,000 of the 2015 Notes.

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

On December 18, 2020, Mid Penn redeemed this $9,500,000 in subordinated debt assumed in 2018 in conjunction with Mid Penn’s acquisition of First Priority Bank.  The First Priority subordinated debt was redeemed promptly following the expiration of the noncallable period and upon receipt of the required regulatory approval.  Mid Penn recognized redemption pricing fees of $143,000 in 2020 related to the early redemption, which are included in other noninterest expenses.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the liability. The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $44,000 at December 31, 2021 and $70,000 at December 31, 2020.

MID PENN BANCORP, INC.

(13)	Derivative Financial Instruments

As of December 31, 2021 and 2020, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on Consolidated Balance Sheets.

Interest Rate Swap – Trust Preferred Securities

As a result of the November 30, 2021 acquisition of Riverview, Mid Penn assumed interest rate swaps on certain trust preferred securities originally entered into by Riverview in June 2020 having a notional amount of $9,279,000 and a ten-year weighted average rate of 2.99 percent at inception.  The interest rate swap had a weighted average remaining maturity of 8.5 years and an estimated fair value of $629,000 as of December 31, 2021.  As of December 31, 2021, these swaps were not designated as formal hedging relationships therefore the change in fair value recorded on the Consolidated Statement of Income as a component of other income totaling $34,000 during the year ended December 31, 2021.

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

The notional amount and fair value of Mid Penn’s mortgage banking derivative financial instruments as of December 31, 2021 and December 31, 2020 are presented below.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$16,107	$56	$—	$—
Forward Commitments	20,521	32	—	—

The following table presents Mid Penn’s mortgage banking derivative financial instruments, their fair values, and their location in the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$56	$—	$—	$—
Forward Commitments	32	—	—	—
Total	$88	$—	$—	$—

The following table presents Mid Penn’s mortgage banking derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the Consolidated Statements of Income for the years ended December 31, 2021 and 2020.

	For the year ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Interest Rate Lock Commitments	$56	$—
Forward Commitments	8	—
Total	$64	$—

MID PENN BANCORP, INC.

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

The fair value, notional amount, and collateral posted related to fifteen outstanding loan-level interest rate swaps are presented below.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$102	$489
Notional Amount	109,577	22,331
Cash Collateral Posted (b)	1,600	500

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

(Dollars in thousands)	December 31, 2021	December 31, 2020
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$102	$489
Gross amounts offset	102	489
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	1,600	500
Net Amounts	$1,600	$500

(14)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 for the years ended December 31, 2021 or 2020.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels:

		Fair value measurements at December 31, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$11,514	$—	$11,514	$—
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	49,480	—	49,480	—
State and political subdivision obligations	3,914	—	3,914	—
Corporate debt securities	9,468	—	9,468	—
Other assets:
Equity securities	500	500	—	—
Interest rate swap agreements	629	—	629	—
Mortgage banking derivative assets	88	—	88	—
	$63,991	$500	$63,491	$—

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$2	$—	$2	$—
Corporate debt securities	5,746	—	5,746	—
Other assets:
Equity securities	515	515	—	—
Interest rate swap agreements	489	—	489	—
	$6,752	$515	$6,237	$—

MID PENN BANCORP, INC.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at December 31, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$508	$—	$—	$508

		Fair value measurements at December 31, 2020 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$800	$—	$—	$800
Foreclosed Assets Held for Sale	77	—	—	77

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2021	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$508	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	21%-69%	30%

(Dollars in thousands)
	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2020	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$800	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	25%-100%	40%
Foreclosed Assets Held for Sale	$77	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	27%-27%	27%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable.
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

MID PENN BANCORP, INC.

The following methodologies and assumptions were used to estimate the fair value of certain assets and liabilities:

Loans held for sale – This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2021 were measured as the price that secondary market investors were offering for loans with similar characteristics.

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

Mortgage Banking Derivative Assets:

Mortgage banking derivative assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps.  The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify interest rate swap agreements as Level 2.  See "Note 13 - Derivative Financial Instruments," for additional information.

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

It is Mid Penn’s policy to obtain updated third-party valuations on all impaired loans collateralized by real estate within 30 days of the credit being classified as substandard nonaccrual.  Prior to receipt of the updated real estate valuation, Mid Penn will use existing real estate valuations to determine any potential allowance for loan loss issues and will update the allowance impact calculation upon receipt of the   updated real estate valuation.

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

MID PENN BANCORP, INC.

The following table summarizes the carrying value and fair value of financial instruments at December 31, 2021 and 2020.

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$913,752	$913,752	$303,724	$303,724
Available for sale investment securities	62,862	62,862	5,748	5,748
Held to maturity investment securities	329,257	330,626	128,292	132,794
Loans held for sale	11,514	11,787	25,506	26,262
Equity securities	500	500	515	515
Net loans and leases	3,089,799	3,118,416	2,370,659	2,444,105
Restricted investment in bank stocks	9,134	9,134	7,594	7,594
Accrued interest receivable	10,779	10,779	3,619	3,619
Interest rate swap agreements	629	629	489	489
Mortgage banking derivative assets	88	88	—	—

Financial liabilities:
Deposits	$4,002,016	$4,046,217	$2,474,580	$2,496,799
Short-term borrowings	—	—	125,617	125,617
Long-term debt (a)	77,890	77,455	71,648	70,498
Subordinated debt	74,274	74,553	44,580	43,098
Accrued interest payable	1,791	1,791	2,007	2,007

(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of December 31, 2021 and 2020.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31, 2021 and 2020.  Carrying values approximate fair values for cash and cash equivalents, loans held for sale, equity securities, restricted investment in bank stocks, accrued interest receivable and payable, interest rate swap agreements, mortgage banking derivatives, and short-term borrowings.  Other than cash and cash equivalents, which are considered as valued using Level 1 Inputs, these instruments are valued using Level 2 Inputs.  The following tables exclude financial instruments for which the placement in the fair value hierarchy has been disclosed elsewhere or for which the carrying amount approximates fair value.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2021	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$329,257	$330,626	$—	$330,626	$—
Net loans and leases	3,089,799	3,118,416	—	—	3,118,416
Financial instruments - liabilities
Deposits	$4,002,016	$4,046,217	$—	$4,046,217	$—
Long-term debt (a)	77,890	77,455	—	77,455	—
Subordinated debt	74,274	74,553	—	74,553	—

MID PENN BANCORP, INC.

			Fair Value Measurements
(Dollars in thousands)			Quoted Prices	Significant
			in Active Markets	Other	Significant
			for Identical Assets	Observable	Unobservable
	Carrying	Fair	or Liabilities	Inputs	Inputs
December 31, 2020	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$128,292	$132,794	$—	$132,794	$—
Loans held for sale	25,506	26,262	—	26,262	—
Net loans and leases	2,370,659	2,444,105	—	—	2,444,105
Financial instruments - liabilities
Deposits	$2,474,580	$2,496,799	$—	$2,496,799	$—
Long-term debt	71,648	70,498	—	70,498	—
Subordinated debt	44,580	43,098	—	43,098	—

(15)	Postretirement Benefit Plans

Mid Penn has an unfunded noncontributory defined benefit plan for directors, which provides defined benefits based on the respective director’s years of service, as well as a postretirement healthcare and life insurance benefit plan, which is noncontributory, covering certain full-time employees.  Mid Penn also assumed noncontributory defined benefit pension plans as a result of the acquisitions of Scottdale on January 8, 2018 and Riverview on November 30, 2021. None of Mid Penn’s plans contained a promised interest crediting rate.

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

Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits.  Medical benefits are provided for up to five years after retirement.  Employees who retired prior to December 31, 2015 may elect the least expensive single coverage in the employer’s group medical plan.  If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank will pay, at its discretion, premiums for single 65-special coverage or similar supplemental coverage.  For those employees who retired between September 18, 2015 and December 31, 2015, the Bank will only pay up to $5,000 towards such medical coverage.  Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank will reimburse the retiree for up to $5,000 (grossed up by 36.79 percent as of December 31, 2021) in medical costs.

The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2021 and 2020, and a statement of the funded status at December 31, 2021 and 2020.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2021	2020
Benefit obligations, January 1	$342	$404
Service cost	2	3
Interest cost	9	13
Change in experience	73	45
Change in assumptions	(5)	27
Benefit payments	(22)	(150)
Benefit obligations, December 31	$399	$342

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	22	150
Benefit payments	(22)	(150)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(399)	$(342)

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

The amount recognized in other liabilities on the consolidated balance sheets at December 31, 2021 and 2020, is as follows:

(Dollars in thousands)
	2021	2020
Accrued benefit liability	$399	$342

The amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2021	2020
Net loss, pretax	$82	$22
Net prior service cost, pretax	(15)	(40)

The accumulated benefit obligation for health and life insurance plans was $399,000 and $342,000 at December 31, 2021 and 2020, respectively.

MID PENN BANCORP, INC.

The components of net periodic postretirement benefit (income) cost for 2021, 2020 and 2019 are as follows:

(Dollars in thousands)
	2021	2020	2019
Service cost	$2	$3	$3
Interest cost	9	13	17
Amortization of prior service cost	(25)	(25)	(25)
Amortization of net (gain) or loss	9	—	(5)
Net periodic postretirement benefit (income) cost	$(5)	$(9)	$(10)

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2021 and 2020 are as follows:

Weighted-average assumptions:	2021	2020
Discount rate	2.40%	2.25%
Rate of compensation increase	2.00%	2.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 are as follows:

Weighted-average assumptions:	2021	2020	2019
Discount rate	2.25%	3.00%	4.00%
Rate of compensation increase	2.00%	2.00%	3.00%

Assumed health care cost trend rates at December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Health care cost trend rate assumed for next year	5.50%	5.50%	5.50%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.40%	5.40%	5.40%
Year that the rate reaches the ultimate trend rate	2024	2024	2024

Mid Penn expects to contribute $38,000 to its life and health benefit plans in 2022.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2022 to 12/31/2022	$38
1/1/2023 to 12/31/2023	34
1/1/2024 to 12/31/2024	31
1/1/2025 to 12/31/2025	35
1/1/2026 to 12/31/2026	26
1/1/2027 to 12/31/2031	164

MID PENN BANCORP, INC.

(c)	Directors’ Retirement Plan

Mid Penn has an unfunded defined benefit retirement plan for directors with benefits based on years of service.  The adoption of this plan generated unrecognized prior service cost of $274,000, which had been amortized over the expected future years of service of active directors and was fully amortized as of December 31, 2021.

The following tables provide a reconciliation of the changes in the directors’ defined benefit plan’s benefit obligations and fair value of plan assets for the years ended December 31, 2021 and 2020, and a statement of the status at December 31, 2021 and 2020.  This Plan is unfunded.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2021	2020
Benefit obligations, January 1	$1,142	$1,077
Service cost	47	49
Interest cost	26	31
Actuarial loss (gain)	61	7
Change in assumptions	25	65
Benefit payments	(106)	(87)
Benefit obligations, December 31	$1,195	$1,142

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	106	87
Benefit payments	(106)	(87)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(1,195)	$(1,142)

Amounts recognized in other liabilities on the consolidated balance sheet at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)
	2021	2020
Accrued benefit liability	$1,195	$1,142

Amounts recognized in accumulated other comprehensive loss consist of:

(Dollars in thousands)	December 31,
	2021	2020
Net prior service cost, pretax	$—	$—
Net loss, pretax	189	110

The accumulated benefit obligation for the retirement plan was $1,195,000 at December 31, 2021 and $1,142,000 at December 31, 2020.

The components of net periodic retirement cost for 2021, 2020 and 2019 are as follows:

(Dollars in thousands)
	2021	2020	2019
Service cost	$47	$49	$51
Interest cost	26	31	42
Amortization of prior-service cost	7	—	—
Net periodic retirement cost	$80	$80	$93

MID PENN BANCORP, INC.

Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31, 2021 and 2020 are as follows:

Weighted-average assumptions:	2021	2020
Discount rate	2.40%	2.25%
Change in consumer price index	1.40%	1.00%

Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31, 2021, 2020 and 2019 are as follows:

Weighted-average assumptions:	2021	2020	2019
Discount rate	2.40%	2.25%	3.00%
Change in consumer price index	1.40%	1.00%	1.00%

Mid Penn expects to contribute $108,000 to its retirement plan in 2022.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2022 to 12/31/2022	$108
1/1/2023 to 12/31/2023	101
1/1/2024 to 12/31/2024	89
1/1/2025 to 12/31/2025	91
1/1/2026 to 12/31/2026	88
1/1/2027 to 12/31/2031	350

The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation.  The aggregate cash surrender value of these policies was $4,055,000 and $3,987,000 at December 31, 2021 and 2020, respectively.

(c)	Scottdale Defined Benefit Pension Plan

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  After the acquisition, Mid Penn does not allow for any further participants to join the Plan.  Mid Penn’s policy is to fund pension benefits as accrued. The Plan’s assets are managed by the Trust Department of the Bank and were primarily invested in corporate equity securities at the time of acquisition but have since been diversified into a more conservative investment profile, including fixed income debt securities.  The investment objective of the plan is “Balanced” to provide relatively stable growth from assets offset by a moderate level of income with target portfolio allocations of up to 20% cash, 30-50% fixed income securities, and 40-60% equity securities.  The valuation of the plan’s assets is subject to market fluctuations.

For the years ended December 31, 2021 and 2020, Mid Penn recognized $47,000 and $3,000 of settlement gains, respectively, as a result of certain lump sum payouts to participants of the defined benefit pension plan.  The settlement gains were recorded in noninterest income as a component of other income in the Consolidated Statements of Income for the years ended December 31, 2021 and 2020.

MID PENN BANCORP, INC.

The following tables provide a reconciliation of the changes in the defined benefit pension plan’s benefit obligations and fair value of plan assets for the year ended December 31, 2021 and 2020, and a statement of the status at December 31, 2021 and 2020.

(Dollars in thousands)
	December 31,
Change in benefit obligations:	2021	2020
Benefit obligations, January 1	$5,401	$5,587
Service cost	83	79
Interest cost	134	180
Settlement (gain) loss	—	(85)
Actuarial loss (gain)	(309)	495
Settlement payments	(378)	(769)
Benefit payments	(87)	(86)
Benefit obligations, December 31	$4,844	$5,401

Change in fair value of plan assets:
Fair value of plan assets, January 1	$4,939	$5,404
Return on plan assets	582	229
Employer contributions	285	200
Benefit payments	(87)	(86)
Administrative expenses	(39)	(39)
Settlement payments	(378)	(769)
Fair value of plan assets, December 31	$5,302	$4,939

Funded status at year end	$458	$(462)

Amounts recognized on the consolidated balance sheet at December 31, 2021 and 2020 are as follows:

(Dollars in thousands)
	2021	2020
Accrued pension benefit (asset) liability	$(458)	$462

Amounts recognized in accumulated other comprehensive loss consist of the following as of December 31 2021 and 2020:

(Dollars in thousands)	December 31,
	2021	2020
Unrecognized actuarial gain	$602	$24

The accumulated benefit obligation for the retirement plan was $4,844,000 at December 31, 2021 and $5,401,000 at December 31, 2020.

The components of net periodic retirement cost for December 31, 2021 and 2020 are as follows:

(Dollars in thousands)
	2021	2020
Service cost	$83	$79
Interest cost	134	180
Expected return on plan assets	(227)	(273)
Recognized net actuarial gain	—	—
Net periodic retirement cost	$(10)	$(14)

MID PENN BANCORP, INC.

Assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31, 2021 and 2020 are as follows:

Weighted-average assumptions:	2021	2020
Discount rate	3.00%	2.50%
Expected long-term return on plan assets	4.50%	4.50%
Rate of compensation increases	2.50%	2.50%

The plan’s weighted-average asset allocations by investment category as of December 31, 2021 and 2020 are as follows:

Weighted-average asset allocations:	2021	2020
Cash and cash equivalents	12.64%	10.57%
Common stock	60.75%	58.45%
Corporate bonds	26.61%	30.98%
	100.00%	100.00%

The following tables set forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2021 and 2020.

	Fair Value Measurements
(Dollars in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$670	$—	$—
Common stock:
Mining	43	—	—
Manufacturing	870	—	—
Transportation, Communications, Electric, Gas, and Sanitary Services	500	—	—
Wholesale Trade	23	—	—
Finance, Insurance, and Real Estate	1,633	—	—
Services	145	—	—
Corporate bonds	7	1,411	—
	$3,891	$1,411	$—

	Fair Value Measurements
(Dollars in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2020	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$522	$—	$—
Common stock:
Mining	23	—	—
Manufacturing	807	—	—
Transportation, Communications, Electric, Gas, and Sanitary Services	555	—	—
Finance, Insurance, and Real Estate	17	—	—
Services	1,348	—	—
Other	137	—	—
Corporate bonds	—	1,530	—
	$3,409	$1,530	$—

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

Mid Penn does not expect to make contributions to the defined benefit pension plan in 2022.  The following table shows the estimated benefit payments for future periods.

(Dollars in thousands)

1/1/2022 to 12/31/2022	$93
1/1/2023 to 12/31/2023	95
1/1/2024 to 12/31/2024	207
1/1/2025 to 12/31/2025	257
1/1/2026 to 12/31/2026	253
1/1/2027 to 12/31/2031	1,547

(d)	Riverview Defined Benefit Plan

As a result of the acquisition of Riverview on November 30, 2021, Mid Penn has assumed noncontributory defined benefit pension plans covering certain former employees of Riverview (or its predecessor-in-interest) as follows:

•

Pursuant to the consolidation with Union Bancorp, Inc. (“Union”) effective November 1, 2013, Riverview assumed Union’s noncontributory defined benefit pension plan, which substantially covered all Union employees. The plan benefits were based on average salary and years of service. Union elected to freeze all benefits earned under the plan effective January 1, 2007.

•

Riverview also assumed responsibility of Citizens National Bank of Meyersdale’s (“Citizens”) noncontributory defined benefit pension plan effective as of the December 31, 2015 merger date. The plan substantially covered all Citizens employees, and the plan benefits were based on average salary and years of service. Citizens elected to freeze all benefits earned under the plan effective January 1, 2013.

•

As a result of a merger effective October 1, 2017, Riverview assumed responsibility of CBT Financial Corp’s (“CBT”) postretirement benefits plan, which is an unfunded postretirement benefit plan covering health insurance costs and post-retirement life insurance benefits for certain retirees.

Subsequent to the merger, Mid Penn disallowed any further participants to join the plans. Mid Penn’s policy is to fund pension and post-retirement benefits as accrued. The plans’ assets are managed by a third party and were primarily invested in a combination of cash and cash equivalents, equity securities and fixed income securities at the time of acquisition. The valuation of the plans’ assets is subject to market fluctuations.

The following tables provide a reconciliation of the changes in the defined benefit pension plan’s benefit obligations and fair value of plan assets for the one-month period beginning with the November 30, 2021 acquisition date and ended December 31, 2021, and a statement of the status at December 31, 2021.

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31,
Change in benefit obligations:	2021
Benefit obligations, November 30, 2021	$8,278
Interest cost	19
Actuarial loss (gain)	(86)
Benefit payments	(46)
Benefit obligations, December 31	$8,165

Change in fair value of plan assets:
Fair value of plan assets, November 30, 2021	$8,894
Return on plan assets	136
Benefit payments	(46)
Fair value of plan assets, December 31	$8,984

Funded status at year end	$819

Amounts recognized in other liabilities on the consolidated balance sheet as of December 31, 2021 is as follows:

(Dollars in thousands)
2021
Accrued pension benefit (asset) liability	$(819)

As of December 31, 2021 amounts related to the plan that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows:

(Dollars in thousands)	December 31,
2021
Unrecognized actuarial gain	$176

Net periodic pension expense and postretirement benefit cost include the following components from November 30, 2021 to December 31, 2021:

(Dollars in thousands)
2021
Interest cost	$19
Expected return on plan assets	(46)
Net periodic pension (benefit) expense	$(27)

(Dollars in thousands)
2021
Service credit	$—
Interest cost	—
Net periodic postretirement benefit credit	$—

MID PENN BANCORP, INC.

The accumulated benefit obligation was $8,165,000 at December 31, 2021 for the pension benefit and postretirement benefit plans.

Assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31, 2021 are as follows:

			Postretirement
			Life Insurance
	Pension Benefits		Benefits
	Union	Citizens	Citizens
Weighted-average assumptions:	2021	2021	2021
Discount rate	2.75%	2.75%	2.75%
Expected long-term return on plan assets	6.25%	6.25%	n/a

The following summarizes the actuarial assumptions used for the pension plan and postretirement benefits plan:

•

For the pension plan, the selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan’s assets. Analysis of the historic returns on these asset classes and projections of expected future returns were considered in setting the long-term rate of return.

•

The benefit offered under the postretirement benefits plan is fixed; therefore, the accumulated postretirement benefit obligation is not impacted by health care cost trends or the rate of compensation increase.

The plan’s weighted-average asset allocations by investment category as of December 31, 2021 are as follows:

Pension Benefits
Weighted-average asset allocations:	2021
Cash and cash equivalents	1.48%
Equity	41.14%
Fixed income	57.38%
100.00%

MID PENN BANCORP, INC.

The following table sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2021.

	Fair Value Measurements
(Dollars in thousands)	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$133	$—	$—
Mutual fund - equity:
Large-cap value	376	—	—
Large-cap core	382	—	—
Mid-cap core	465	—	—
Small-cap core	306	—	—
International growth	592	—	—
International value	305	—	—
Large cap growth	727	—	—
Small / midcap growth	157	—	—
Mutual funds / ETFs - fixed income:
Fixed income - core plus	2,020	—	—
Intermediate duration - Government credit	671	—	—
Long duration - Government credit	1,697	—	—
Long U.S. Treasury - ETF	767	—	—
Common / collective trusts equity:
Large cap value	—	386	—
	$8,598	$386	$—

The valuation used is based on quoted market prices provided by an independent third party.

The following table shows the estimated benefit payments for future periods.

		Postretirement
(Dollars in thousands)		Life Insurance
	Pension Benefits	Benefits
1/1/2022 to 12/31/2022	$540	$4
1/1/2023 to 12/31/2023	526	4
1/1/2024 to 12/31/2024	522	4
1/1/2025 to 12/31/2025	503	3
1/1/2026 to 12/31/2026	492	3
1/1/2027 to 12/31/2031	2,303	11

MID PENN BANCORP, INC.

(16)Other Benefit Plans

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

The Bank has a 401(k) plan that covers substantially all full-time employees.  The plan allows employees to contribute a portion of their salaries and wages to the plan and provides for the Bank to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages.  The Bank’s contribution to the 401(k) Plan was $1,135,000, $913,000, and $680,000 for the years ending December 31, 2021, 2020, and 2019, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

During 2018, Mid Penn assumed the 401(k) plans of Scottdale and First Priority.  During the year ended December 31, 2021, the First Priority plan was terminated and all remaining assets were either transferred to the Mid Penn 401(k) Plan or distributed to former employee participants.  The Scottdale 401(k) Plan continues to be managed by Mid Penn’s human resources and trust areas; however, since the January 2018 Scottdale acquisition, the plan has been frozen resulting in no new participants added and no further contributions being made to the plans for the period subsequent to the acquisition through December 31, 2021.

Similarly, during 2021, Mid Penn assumed the 401(k) plan of Riverview.  Riverview maintained a contributory 401(k) retirement plan for all eligible employees. Riverview’s policy was to match 100 percent of the employee’s voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation. The plan was frozen where all contributions were suspended subsequent to the merger.

(b)	Defined-Contribution Plan

The Bank has a funded contributory defined-contribution plan covering substantially all employees.  The Bank did not contribute to the plan in 2021, 2020, or 2019.

(c)	Deferred Compensation Plans

The Bank has an executive deferred compensation plan, which allows executive officers to defer compensation for a specified period in order to provide future retirement income.  The only participant in the plan is a former executive officer.  The Bank accrued a liability for the plan of approximately $46,000 at December 31, 2021 and $67,000 at December 31, 2020.  The expense related to the plan was $1,000 in 2021, $3,000 in 2020, and $4,000 in 2019 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

The Bank also has a directors’ deferred compensation plan, which allows directors to defer receipt of director fees for a specified period in order to provide future retirement income.  At December 31, 2021 and 2020, the Bank accrued a liability of $1,591,000 and $1,308,000, respectively, for this plan.  The expense related to the plan was $35,000 in 2021, $42,000 in 2020, and $41,000 in 2019 and is included as a component of other expense in the Consolidated Statements of Income.

(d)	Salary Continuation Agreement

The Bank maintains a Salary Continuation Agreement (“Agreement”) for a former executive officer.  The Agreement provides the former executive officer with a fixed annual benefit.  The benefit is payable beginning at age 65 for a period of 15 years.  At December 31, 2021 and 2020, the Bank accrued a liability of approximately $201,000 and $214,000, respectively, for the Agreement.  The expense related to the Agreement was $14,000 for 2021, $17,000 for 2020, and $16,000 for 2019 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

The Bank is the owner and beneficiary of an insurance policy on the life of the participating former executive officer, which supports the funding of the benefit obligation.  The aggregate cash surrender value of this policy was approximately $1,464,000 and $1,422,000 at December 31, 2021 and 2020, respectively.

MID PENN BANCORP, INC.

(e)	Split Dollar Life Insurance Arrangements

At December 31, 2021 and 2020, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1,408,000 and $1,404,000, respectively.  Mid Penn acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender values of $4,248,000 at December 31, 2021 and $4,174,000 at December 31, 2020.  Mid Penn acquired First Priority’s Split Dollar Life Insurance arrangements in 2018 on select employees, which had aggregate cash surrender values of $3,575,000 at December 31, 2021 and $3,516,000 at December 31, 2020.

(f)	Employee Stock Purchase Plan

Mid Penn has an Employee Stock Purchase Plan (“ESPP”) in which all employees are eligible to participate.  The plan allows employees to use a portion of their salaries and wages to purchase shares of Mid Penn common stock at the market value of shares at the end of each calendar quarter.  A summary of shares purchased and average purchase price for the years ended December 31, 2021, 2020, and 2019 is presented below.

	2021	2020	2019
ESPP shares purchased	6,067	8,005	5,151
Average purchase price per share	$28.387	$19.324	$26.015
(g)	Director Stock Purchase Plan

On May 24, 2017, the Board of Directors of Mid Penn approved the Director Stock Purchase Plan (“DSPP”).  The purpose of the DSPP is to provide non-employee directors of Mid Penn with a convenient means to purchase Corporation common stock at fair market value on the last day of each calendar quarter.  The plan was effective beginning July 1, 2017.  A summary of shares purchased and average purchase price for the years ended December 31, 2021, 2020, and 2019 is presented below.

	2021	2020	2019
DSPP shares purchased	4,771	8,121	5,232
Average purchase price per share	$28.264	$19.217	$25.852

(h)	Supplemental Executive Retirement Plan

During August 2018, Mid Penn entered into supplemental executive retirement plan agreements (“SERPs”) with four named executive officers.  A fifth named executive officer entered into a SERP during May of 2019.  Additional SERP agreements were entered into with two other members of the Bank’s executive management team in 2020.  Each SERP provides for the monthly payment of a fixed cash benefit over a period of fifteen (15) years, commencing on the first day of the month following the Executive’s separation from service: (i) occurring on or after reaching normal retirement age (age 70); (ii) due to disability; (iii) due to death; or (iv) within two years following a change in control of the Bank. In December 2020, Mid Penn amended the supplemental executive retirement plan agreements to provide solely for a modification of the vesting schedule under the original agreements.  Prior to the amendment, one-half of the annual benefit vested on January 1, 2022, with an additional ten percent vesting on each January 1 thereafter until fully vested on January 1, 2027. As amended, the annual benefit will vest ten percent each year, applied retroactively, such that forty percent of each named executive officer’s benefit vested as of January 1, 2021.  All other terms of the supplemental executive retirement plan agreements remain unchanged.  Any unvested portion of the benefit fully vests upon a change in control of the Bank.  The accrued liability for the supplemental retirement plans was $1,207,000 at December 31, 2021 and $595,000 as of December 31, 2020.  The expense related to the plan was $625,000 in 2021, $299,000 in 2020 and $223,000 in 2019 and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.

(i)	Rabbi Trust

As a result of the November 30, 2021 acquisition of Riverview, Mid Penn assumed certain benefit plan liabilities related to compensation arrangements totaling $7,708,000 within other liabilities on the Consolidated Balance Sheets, including certain executive non-qualified retirement benefits, deferred compensation plans, and executive employment and separation agreements associated with Riverview.

MID PENN BANCORP, INC.

The details of the compensation arrangements for the year ended December 31, 2021 include:

(Dollars in thousands)
Compensation Arrangements	Fully Funded Gross Amounts
Supplemental executive retirement agreements	$1,916
Executive deferred compensation agreement	1,908
Director deferred fee agreement	116
Executive employment agreements	3,349
Separation agreement	419
Total compensation agreements	$7,708

The obligations are fully funded through a Rabbi Trust having a cash balance of $7,708,000 within other assets on the Consolidated Balance Sheets as of December 31, 2021 to provide a source of funds in satisfying the obligations under the respective compensation arrangements.

(17)	Income Taxes

Significant components of the Corporation’s net deferred tax asset at December 31, 2021 and 2020 are shown below.

(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan and lease losses	$3,065	$2,810
Loan fees	1,409	1,908
Deferred compensation	2,661	722
Benefit plans	98	68
Unrealized loss on securities	63	—
Lease adjustments	485	219
Business combination adjustments	4,067	148
Acquired NOL, Section 1231, and charitable contribution carryforwards	745	91
Acquired AMT carryforward	777	—
Other	1,038	101
	14,408	6,067

Deferred tax liabilities:
Depreciation	(843)	(394)
Bond accretion	(39)	(30)
Goodwill and intangibles	(364)	(359)
Prepaid expenses	(706)	(474)
Business combination adjustments	(547)	(641)
Benefit plans	(1,130)	(549)
Unrealized gain on securities	—	(1)
	(3,629)	(2,448)
Deferred tax asset, net	$10,779	$3,619

In assessing the Corporation’s ability to realize deferred federal tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment.  At December 31, 2021, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets and has no valuation allowances recorded against any components of its deferred tax asset, including the carryforward balances related to net operating losses (NOL), Section 1231 losses, and charitable contribution carryforwards.

MID PENN BANCORP, INC.

At December 31, 2021 Mid Penn had net operating loss (“NOL”) carryforwards of $622,000 resulting from the November 30, 2021 acquisition of Riverview.  These NOLs were assumed by Riverview in a previous acquisition and were generated during the tax years ended December 31, 2013, 2014, and 2015 and begin to expire in 2032.  At December 31, 2020 Mid Penn had NOL carryforwards of $119,000 resulting from the 2018 acquisitions First Priority and Scottdale which were utilized and exhausted as of December 31, 2021.  The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, signed into law on March 27, 2020 to mitigate the economic effects of the COVID-19 pandemic, implemented a five-year carryback period for NOLs generated in tax years beginning in 2018, 2019, or 2020.  As a result of this CARES Act provision, during the year ended December 31, 2020, Mid Penn filed the required federal tax returns to carryback NOLs to the 2017 tax year, comprised of (i) $1,238,000 of NOLs generated in 2018 and acquired from Scottdale, and (ii) $1,214,000 of NOLs generated in 2018 and acquired from First Priority.  The carryback of these NOLs to the 2017 tax year when the tax rate was 34 percent (versus 21 percent in 2018) generated a federal tax benefit of $318,000 recorded in the provision for income taxes on the Consolidated Statements of Income for the year ended December 31, 2020.  The remaining NOL balance of $119,000 at December 31, 2020 was generated in the 2012 tax year, was acquired from First Priority, and expires in 2032. Mid Penn is limited to a deduction of the lesser of the available NOL carryforward or 80 percent of pre-NOL taxable income in a single tax year as set forth in the Tax Cuts and Jobs Act.

At December 31, 2021, Mid Penn had $57,000 of charitable contribution carryforwards which were acquired from Riverview, while at December 31, 2020, Mid Penn had no charitable contribution carryforwards.   During the years ended December 31, 2021 and 2020, Mid Penn generated sufficient taxable income to utilize all charitable contribution carryforwards.  During 2019, $211,000 of charitable contribution carryforwards were written off, resulting in $44,000 of additional tax expense recorded upon the filing of the final 2018 tax return during the third quarter of 2019.  Mid Penn expects to generate sufficient taxable income to utilize all charitable contribution carryforwards in the future.

The CARES Act also updated Alternative Minimum Tax (“AMT”) credit rules to permit AMT credit to be 100 percent refundable in the 2018 tax year.  As a result, during the year ended December 31, 2020, Mid Penn filed the required federal tax returns to request a full refund of the AMT credits that had been acquired from First Priority and Scottdale.  During 2021, and as a result of the Riverview acquisition, Mid Penn assumed $777,000 of AMT credits to be used on future tax returns.

Acquired Section 1231 losses totaling $314,000 were recorded as a result of filing the final First Priority return in 2019 and expire in 2022.

The annual usage of acquired NOL, charitable contribution carryforwards, and Section 1231 losses is limited by IRS Section 382 regulations.  These limitations are calculated separately for each acquisition as the federal long-term tax-exempt rate at the date of acquisition multiplied by the valuation of the selling company as calculated in accordance with GAAP.  As a result, the usage of acquired NOLs, charitable contribution carryforwards, AMT carryforwards, and Section 1231 losses to offset taxable income related to the Riverview acquisition is limited to $2,002,000 per year and $1,854,000 per year for the First Priority acquisition.  All contribution carryforwards related to the Scottdale acquisition have been utilized as of December 31, 2021.

The provision for income taxes consists of the following:

(Dollars in thousands)	2021	2020	2019
Current tax provision
Federal	$6,178	$6,340	$2,875
State	70	157	185
Total current tax provision	6,248	6,497	3,060

Deferred tax expense (benefit)
Federal	$484	(1,367)	$665
State	—	—	—
Total deferred tax expense	$484	(1,367)	665
Total provision for income taxes	$6,732	$5,130	$3,725

MID PENN BANCORP, INC.

A reconciliation of the federal income tax provision at the statutory rate of 21% for 2021, 2020 and 2019 to Mid Penn's actual federal income tax provision at its effective rate is as follows:

(Dollars in thousands)	2021	2020	2019
Provision at the expected statutory rate	$7,571	$6,581	$4,499
Effect of tax-exempt income	(477)	(499)	(683)
Effect of investment in life insurance	(75)	(63)	(66)
State income taxes, net of federal tax benefit	55	124	146.0
Nondeductible interest	14	26	59
Low income housing partnership tax credits	(853)	(861)	(83)
Nondeductible merger and acquisition expense	364	—	—
Other items	133	(178)	(147)
Provision for income taxes	$6,732	$5,130	$3,725

Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

No amounts for interest and penalties were recorded in income tax expense in the consolidated statement of income for the years ended December 31, 2021, 2020, or 2019.  There were no amounts accrued for interest and penalties at December 31, 2021 or 2020.

Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the states of Pennsylvania, New Jersey, and Maryland.  With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2017.
(18)	Regulatory Matters

Mid Penn Bancorp, Inc., is a financial holding company and maintains a well-capitalized status in both the consolidated Corporation and in its bank subsidiary.  Quantitative measures established by regulation to ensure capital adequacy require Mid Penn to maintain minimum amounts and ratios (set forth below) of Tier 1 Capital to average assets and of Total Capital (as defined in the regulations) to risk-weighted assets.  As of December 31, 2021 and December 31, 2020, Mid Penn met all capital adequacy requirements to which the Bank is subject, and the Bank is considered “well-capitalized”.  However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

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

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances.  The amount of dividends that may be paid from the Bank to the Corporation in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years.  For the year ended December 31, 2021, $38,474,000 of undistributed earnings of the Bank, included in the consolidated shareholders’ equity balance, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

MID PENN BANCORP, INC.

Mid Penn maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2021, and December 31, 2020:

(Dollars in thousands)	Capital Adequacy
					To Be Well-Capitalized
			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of December 31, 2021
Tier 1 Capital (to Average Assets)	$374,368	8.1%	$185,764	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	365,084	11.7%	217,579	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	374,368	12.0%	264,203	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	452,527	14.6%	326,369	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2021
Tier 1 Capital (to Average Assets)	$398,773	8.6%	$185,721	4.0%	$232,151	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	217,446	7.0%	201,914	6.5%
Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	264,041	8.5%	248,510	8.0%
Total Capital (to Risk Weighted Assets)	413,442	13.3%	326,169	10.5%	310,637	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2020
Tier 1 Capital (to Average Assets)	$188,501	6.8%	$111,201	4.0%	$ N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	137,351	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	188,501	9.6%	166,783	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	246,529	12.6%	206,026	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2020
Tier 1 Capital (to Average Assets)	$218,676	7.9%	$111,166	4.0%	$138,958	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	137,288	7.0%	127,482	6.5%
Tier 1 Capital (to Risk Weighted Assets)	218,676	11.1%	166,707	8.5%	156,901	8.0%
Total Capital (to Risk Weighted Assets)	232,124	11.8%	205,933	10.5%	196,126	10.0%

(1)  The minimum amounts and ratios as of December 31, 2021 and December 31, 2020 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The term of these standby letters of credit is generally one year or less.  The amount of the liability as of December 31, 2021 and 2020 for guarantees under letters of credit issued is not considered material.

As of December 31, 2021, commitments to extend credit amounted to $930,660,000 and standby letters of credit amounted to $55,609,000.  As of December 31, 2020, commitments to extend credit amounted to $654,977,000 and standby letters of credit amounted to $39,468,000.

Additionally, Mid Penn has sold loans to the FHLB as part of its Mortgage Partnership Finance Program (“Program”).  Under the terms of the Program, there is limited recourse back to Mid Penn for loans that do not perform in accordance with the terms of the loan agreement.  Each loan that is sold under the Program is “credit enhanced” such that the individual loan’s rating is raised to “BBB”, as determined by the FHLB.  The Program can be terminated by either the FHLB or Mid Penn, without cause, by giving notice to the other party.  The FHLB has no obligation to commit to purchase any mortgage through, or from, Mid Penn.  There was no balance of loans sold under the program at December 31, 2021, and the total balance of loans sold under the Program was $290,000 for the year ended December 31, 2020.

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

As of December 31, 2021, commercial real estate financing was the only similar activity that met the requirements to be classified as a significant concentration of credit risk.  However, there is a geographical concentration in that most of the Bank's business activity is with customers located in Pennsylvania.

The Bank's highest industry concentration within the loan portfolio is in commercial real estate financing, which was 65.7 % and 56.6% as of December 31, 2021 and 2020, respectively.

MID PENN BANCORP, INC.

(20)	Commitments and Contingencies

Commitments

During the second quarter of 2020 Mid Penn’s Board of Directors approved Mid Penn Bank to enter into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-nine apartments and common amenities in Cumberland County, Pennsylvania.  All of the units are expected to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is expected to be $10,805,000 which will be paid in installments over the course of construction of the low-income housing facilities.  The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period.  The project has been conditionally awarded $1,205,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $12,046,000 to be received by Mid Penn over the ten-year amortization period.  Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.

As a result of the Riverview acquisition on November 30, 2021, Mid Penn assumed a commitment to purchase a limited partnership interest in a low-income housing project to preserve and rehabilitate three buildings consisting of seventeen apartments and two commercial shops in Tamaqua, Schuylkill County.  All the units are expected to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is expected to be $4,356,000 which will be paid in installments over the course of construction of the low-income housing facilities.  The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period.  Additionally, the agreement commits Mid Penn to a construction loan in the maximum principal amount of $3,500,000 which will bear interest at 5.5 percent annum with a term of twenty-four months.  The project has been conditionally awarded $484,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $4,840,000 to be received by Mid Penn over the ten-year amortization period.  Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.

Contingencies

As of December 31, 2021 and December 31, 2020, Mid Penn had received a total of $38,880,000 and $20,883,000 of nonrefundable loan processing fees related to the loans disbursed, respectively, as a result of Mid Penn’s participation in the SBA’s Paycheck Protection Program (“PPP”).  These fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have since been and will continue to be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.

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

As of December 31, 2021, Mid Penn is not aware of any PPP loans outstanding, or for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

MID PENN BANCORP, INC.

(21)	Common Stock

Treasury Stock Repurchase Program

Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the buyback remains available as it was extended through March 19, 2022 by Mid Penn’s Board of Directors on April 28, 2021. The treasury stock repurchase program authorized the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 2.9% of the issued shares based on Mid Penn’s closing stock price and shares issued as of December 31, 2021.  Under the treasury stock purchase program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

As of December 31, 2021, Mid Penn had repurchased 98,452 shares of common stock at an average price of $19.53 per share under the treasury stock repurchase program.  As of December 31, 2020, Mid Penn had repurchased 92,652 shares of common stock at an average price of $19.37 per share under the treasury stock repurchase program.

Shares Converted Pursuant to Riverview Merger

As announced on a Form 8-K on December 1, 2021, pursuant to the terms of the Merger Agreement, each share of Riverview common stock issued and outstanding as of November 30, 2021 was converted into the right to receive 0.4833 shares of Mid Penn common stock. Cash was paid to Riverview shareholders in lieu of any fractional shares. As a result of the Merger, Mid Penn issued 4,519,776 shares of Mid Penn common stock.

Underwritten Public Follow-On Common Stock Offering

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering, after deducting $4,512,000 of combined underwriting discounts and other offering expenses, were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for 2021 earnings per share calculations.

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

As of December 31, 2021, 118,069 shares have been granted under the Plan, of which 4,873 shares were forfeited and available for reissuance.  During 2021, Mid Penn granted 32,155 restricted shares, 20,639 of which were granted to employees, while 11,516 were granted to directors.  As of December 31, 2020, 85,914 shares have been granted under the Plan, of which 2,446 shares were forfeited and available for reissuance.  During 2020, Mid Penn granted 28,259 restricted shares, 19,759 of which were granted to employees, while 8,500 were granted to directors. During 2021, 2,427 shares were forfeited to Mid Penn due to the termination of employment of two plan participants. During 2020, 100 shares were forfeited to Mid Penn due to the termination of employment of one plan participant. No restricted shares were forfeited in 2019.

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

(Dollars in thousands)	2021	2020	2019
Compensation expense	$696	$414	$346
Tax benefit	(146)	(87)	(73)
Net income effect	$550	$327	$273

At December 31, 2021 there was $1,238,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost is expected to be recognized through June 2025 with a weighted average recognition period of 2.2 years. At December 31, 2020 there was $726,000 of unrecognized compensation cost related to all non-vested share-based compensation awards.  This cost is expected to be recognized through July 2024 with a weighted average recognition period of 2.6 years.  Mid Penn recognizes the impact of forfeitures as of the forfeiture date.

The following table presents information regarding the non-vested restricted stock for the years ended December 31, 2021 and 2020.

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	41,427	$22.08
Vested	(23,833)	21.68
Forfeited	(2,427)	25.32
Granted	32,155	28.46
Non-vested at December 31, 2021	47,322	26.45

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	28,039	$27.05
Vested	(14,771)	25.89
Forfeited	(100)	26.06
Granted	28,259	19.28
Non-vested at December 31, 2020	41,427	22.08

(22)	Parent Company Statements

CONDENSED BALANCE SHEETS
(Dollars in thousands)	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$44,825	$14,247
Investment in subsidiaries	524,861	286,545
Other assets	1,604	268
Total assets	$571,290	$301,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt	$64,990	$44,580
Other liabilities	16,224	792
Shareholders' equity	490,076	255,688
Total liabilities and shareholders' equity	$571,290	$301,060

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands)	For Years Ended December 31,
	2021	2020	2019
Income
Dividends from subsidiaries	$3,897	$7,537	$7,189
Other income	35	13	—
Total Income	3,932	7,550	7,189
Expense
Other expenses	(15,391)	(3,715)	(2,495)
Total Expense	(15,391)	(3,715)	(2,495)
(Loss) income before income tax and equity in undistributed earnings of subsidiaries	(11,459)	3,835	4,694
Equity in undistributed earnings of subsidiaries	37,638	21,616	12,486
Income before income tax	26,179	25,451	17,180
Income tax benefit	3,140	758	521
Net income	29,319	26,209	17,701
Comprehensive income	$29,534	$25,809	$20,422

CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)	For Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,319	$26,209	$17,701
Equity in undistributed earnings of subsidiaries	(37,638)	(21,616)	(12,486)
Other, net	5,473	582	139
Net cash (used in) provided by operating activities	(2,846)	5,175	5,354

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	(792)	—	—
Investment in subsidiary	(27,353)	(10,500)	—
Purchases of premises and equipment	—	—	(81)
Net cash used in investing activities	(28,145)	(10,500)	(81)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(8,872)	(6,504)	(6,688)
Employee Stock Purchase Plan stock issuance	172	147	134
Director Stock Purchase Plan stock issuance	135	148	135
Proceeds from issuance of common stock	70,545	—	—
Treasury stock purchased	(128)	(1,795)	—
Subordinated debt issuance	—	27,150	—
Other, net	(283)	—	—
Net cash provided by (used in) financing activities	61,569	19,146	(6,419)
Net increase (decrease) in cash and cash equivalents	30,578	13,821	(1,146)
Cash and cash equivalents, beginning of year	14,247	426	1,572
Cash and cash equivalents, end of year	$44,825	$14,247	$426

MID PENN BANCORP, INC.

(23)	Recent Accounting Pronouncements

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

As a result of this ASU, several disclosures were removed from Topic 715, including: (i) disclosures of the amounts in accumulated comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, and (ii) the effects of a one-percentage point change in the assumed health care cost trend rates on the aggregate of service and interest cost components of net periodic postretirement health care benefit costs.  However, some additional disclosures will be required as a result of this ASU, including the requirement to disclose an explanation for significant gains and losses related to changes in the benefit obligation for the period.  The prospective adoption of this ASU resulted in disclosure changes only to Mid Penn’s defined benefit pension and other postretirement plans in Note 15 – Postretirement Benefit Plans for the year ended December 31, 2021. The adoption of this standard did not impact Mid Penn’s overall financial condition.

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

The adoption of this standard did not have a material impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flow.  See Note 8, Leases for more information.

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

Mid Penn currently issues restricted stock awards to nonemployee directors through the 2014 Restricted Stock Plan (the “Plan”) as more fully described in Note 21, Common Stock.  The single performance condition of the award is that the individual remain a director of Mid Penn through the duration of the vesting period.  Mid Penn adopted this standard on January 1, 2019 and the adoption of this ASU did not have a material impact on our consolidated financial statements as the compensation expense related to nonemployee equity awards is immaterial to Mid Penn’s overall financial condition.

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

The following table presents summarized quarterly financial data for 2021 and 2020.  Due to the methodology and rounding of quarterly earnings per share versus full-year earnings per share calculations, the quarterly measures may not equal the full-year measurement disclosed on the respective year’s income statement.

(Dollars in thousands, except per share data)	2021 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$29,168	$30,729	$30,740	$32,685
Interest Expense	3,843	3,852	3,746	3,313
Net Interest Income	25,325	26,877	26,994	29,372
Provision for Loan and Lease Losses	1,000	1,150	425	370
Net Interest Income After Provision for Loan Losses	24,325	25,727	26,569	29,002
Noninterest Income	4,712	5,652	5,509	5,660
Noninterest Expense	17,558	19,456	20,019	34,072
Income Before Provision for Income Taxes	11,479	11,923	12,059	590
Provision for Income Taxes	2,167	2,310	2,272	(17)
Net Income	$9,312	$9,613	$9,787	$607
Per Share Data:
Basic Earnings Per Common Share	$1.11	$0.93	$0.86	$0.05
Diluted Earnings Per Common Share	$1.10	$0.93	$0.86	$0.05
Cash Dividends Declared	0.19	0.20	0.20	0.20

(Dollars in thousands, except per share data)	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Interest Income	$23,699	$26,188	$26,122	$31,926
Interest Expense	6,034	4,842	4,714	4,137
Net Interest Income	17,665	21,346	21,408	27,789
Provision for Loan and Lease Losses	550	1,050	1,100	1,500
Net Interest Income After Provision for Loan Losses	17,115	20,296	20,308	26,289
Noninterest Income	2,934	3,622	5,302	6,050
Noninterest Expense	15,581	15,403	18,174	21,419
Income Before Provision for Income Taxes	4,468	8,515	7,436	10,920
Provision for Income Taxes	650	1,682	889	1,909
Net Income	$3,818	$6,833	$6,547	$9,011
Per Share Data:
Basic Earnings Per Common Share	$0.45	$0.81	$0.78	$1.07
Diluted Earnings Per Common Share	$0.45	$0.81	$0.78	$1.06
Cash Dividends Declared	0.23	0.18	0.18	0.23

MID PENN BANCORP, INC.

(25)         COVID-19 Pandemic Implications

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency due the Novel Coronavirus (“COVID-19”), and on March 11, 2020, the WHO classified COVID-19 as a pandemic based on the rapid increase in exposure globally.

After initially closing its branch lobbies beginning on March 17, 2020 to curtail the spread of the virus, Mid Penn reopened its branch lobbies effective April 19, 2021 given the extensive measures taken to ensure the safety of the Bank’s customers and employees.   Additionally, higher vaccination rates have resulted in lifting many state restrictions related to mask requirements, limited occupancy levels, and social distancing.

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

Coronavirus Aid, Relief, and Economic Security Act

Mid Penn has been a significant participating lender under the Paycheck Protection Program which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and concluded August 8, 2020.  The PPP program was reinstated under the Consolidated Appropriations Act, 2021 which was signed into law on December 27, 2020 and concluded on May 31, 2021.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  Included in total loans as of December 31, 2021 are $111,286,000 of PPP loans, net of deferred fees, with this total being comprised of (i) $101,175,000 of PPP loans, net of deferred fees, originated during the first six months of 2021; (ii) $5,210,000 of PPP 2020 loans, net of deferred fees, originated during 2020; and (iii) $4,901,000 of PPP loans acquired from Riverview.  Comparatively, as of December 31, 2020, the total balance of PPP loans, net of deferred fees, was $388,313,000 and consisted entirely of PPP loans originated in 2020.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  As of December 31, 2021, Mid Penn had received $38,880,000 of nonrefundable loan processing fees related to the loans disbursed because of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2021.  In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  As of December 31, 2021, Mid Penn had $3,811,000 of PPP deferred loan processing fees not yet realized as income, consisting of (i) $27,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2020, and (ii) $3,784,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2021.  Comparatively, as of December 31, 2020, Mid Penn had $7,746,000 of PPP deferred loan processing fees not yet realized as income, all resulting from PPP loans funded during the year ended December 31, 2020.   During the years ended December 31, 2021 and December 31, 2020, Mid Penn recognized $21,954,000 and $13,137,000 of PPP processing fees, respectively, within interest and fees on loans and leases on the Consolidated Statements of Income.

MID PENN BANCORP, INC.

Additionally, the CARES Act, along with a joint agency statement issued by banking agencies, provided that short-term modifications made through December 31, 2020 in response to COVID-19 did not need to be accounted for as troubled debt restructurings. The Consolidated Appropriations Act, 2021 was signed into law on December 27, 2020, and extended this provision to January 1, 2022. As of December 31, 2021, the principal balance of loans in a CARES Act qualifying deferment status totaled $3,571,000, or less than 1 percent of the total loan portfolio, a reduction compared to December 31, 2020, when $11,681,000 of loans, also representing less than 1 percent of the total loan portfolio, were in this deferment status.  Most borrowers granted a CARES Act deferral have returned to regular payment status.  Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments with some borrowers reverting to interest-only payments.  Most of the deferrals granted by Mid Penn have been for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest continues to accrue on loans modified under the CARES Act during the deferral period.  Mid Penn remains in communication with each of the borrowers still in deferral status to assess the ongoing credit standing of the borrowers and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

MID PENN BANCORP, INC.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2021.  Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded, as of December 31, 2021, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.  Management’s Report on Internal Controls over Financial Reporting is located on page 58 of this report and is incorporated herein by reference.

The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded Riverview Financial Corporation, which Mid Penn acquired in a business combination on November 30, 2021. Total assets, excluding goodwill and intangibles assets, total liabilities, and total revenues of Riverview represented approximately 26 percent, 24 percent and 2 percent of the total assets, total liabilities and total revenues of Mid Penn’s Consolidated Financial Statements as of and for the year ended December 31, 2021, respectively.

Our independent registered public accounting firm, RSM US LLP, also attested to, and reported on, the effectiveness of Mid Penn’s internal control over financial reporting as of December 31, 2021.  RSM US LLP’s attestation report appears in Part II, Item 8, “Financial Statements and Supplemental Data.”

Changes in Internal Controls over Financial Reporting

There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, relating to directors, executive officers, and control persons is set forth under the captions “Executive Officers”, “Information Regarding Director Nominees and Continuing Directors”, “Delinquent Section 16(a) Reports”, “Audit Committee Report”, and “Governance of the Corporation” in Mid Penn’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The Corporation has adopted a Code of Ethics that applies to directors, officers and employees of the Corporation and the Bank.  The Corporation amended the Code of Ethics on January 26, 2022.  A copy is posted under Governance Documents in the Corporate Information section under the Investors link on the Corporation’s website, www.midpennbank.com.  The Corporation’s Code of Ethics may be viewed on the Mid Penn website at www.midpennbank.com or requested from the Corporate Secretary by telephone at 1-866-642-7736.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item, relating to executive compensation, is set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Potential Payments Upon Termination or Change In Control”, “Information Regarding Director Nominees and Continuing Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” of Mid Penn’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

MID PENN BANCORP, INC.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption “Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management” of Mid Penn’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	47,322	—	(1)	86,804
Equity compensation plans not approved by security holders	—	—		—
Total	47,322	—		86,804

(1)

All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock.  Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions “Certain Relationships and Related Transactions” and “Governance of the Corporation” of Mid Penn’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption “Audit Committee Report” and “Proposal No. 3:  Ratification of the Appointment of RSM US, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2022” of Mid Penn’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

2.3

Agreement and Plan of Merger, dated as of June 30, 2021, by and between Riverview Financial Corporation and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on June 30, 2021.)

3(i)	The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2019).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2022.)

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed on September 13, 2021.)

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

10.6

Employment Agreement dated November 3, 2016, among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 4, 2016.)

10.7

Form of Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and the Named Executive Officers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

10.8

Amendment No. 1 to Employment Agreement, dated August 31, 2018, among Mid Penn Bancorp, Inc., Mid Penn Bank, and Rory G. Ritrievi (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 5, 2018.)

10.9

Form of Amendment to Change in Control Severance Agreements of Messrs. Micklewright, and Webb (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 24, 2019.)

10.10	Form of Amendment No. 1 to Change in Control Severance Agreement of Rory G. Ritrievi (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 24, 2019.)
10.11	Form of Amendment to Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 24, 2021.)
10.12

Form of Amendment to Change in Control Severance Agreements with Named Executive Officers (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2021.)

10.13	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)
10.14	Director Retirement Plan (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)
10.15

Letter Agreement dated June 30, 2021, by and between Mid Penn Bancorp, Inc. and Castle Creek Capital Partners VI, L.P. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021.)

21	Subsidiaries of Registrant
23	Consents of Independent Registered Public Accounting Firms
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

99.1	Listing of Mid-Atlantic Custom Peer Group Banks.

MID PENN BANCORP, INC.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

ITEM 16.  FORM 10-K SUMMARY

None.

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)
By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
Chair, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 15, 2022
Rory G. Ritrievi
Chair, President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Justin T. Webb	March 15, 2022
Justin T. Webb
Interim Chief Financial Officer

By:	/s/ Robert A. Abel	March 15, 2022
Robert A. Abel, Director

By:	/s/ Kimberly J. Brumbaugh	March 15, 2022
Kimberly J. Brumbaugh, Director

By:	/s/ Matthew G. DeSoto	March 15, 2022
Matthew G. DeSoto, Director

By:	/s/ Maureen M. Gathagan	March 15, 2022
Maureen M. Gathagan, Director

By:	/s/ Howard R. Greenawalt	March 15, 2022
Howard R. Greenawalt, Director

By:	/s/ Robert C. Grubic	March 15, 2022
Robert C. Grubic, Director

By:	/s/ Brian A. Hudson, Sr.	March 15, 2022
Brian A. Hudson, Sr., Director

By:	/s/ Gregory M. Kerwin	March 15, 2022
Gregory M. Kerwin, Director

By:	/s/ Donald F. Kiefer	March 15, 2022
Donald F. Kiefer, Director

By:	/s/ Theodore W. Mowery	March 15, 2022
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 15, 2022
John E. Noone, Director

By:	/s/ Noble C. Quandel, Jr.	March 15, 2022
Noble C. Quandel, Jr., Director

By:	/s/ David E. Sparks	March 15, 2022
David E. Sparks, Director

By:	/s/ William A. Specht, III	March 15, 2022
William A. Specht, Director