Form 10-Q
period 2022-03-31
MID PENN BANCORP INC
filed 2022-05-09
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 15,961,416 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “Corporation” “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$54,961	$41,100
Interest-bearing balances with other financial institutions	3,187	146,031
Federal funds sold	700,283	726,621
Total cash and cash equivalents	758,431	913,752

Investment securities held to maturity, at amortized cost (fair value $343,023 and $330,626)	363,145	329,257
Investment securities available for sale, at fair value	145,039	62,862
Equity securities available for sale, at fair value	474	500
Loans held for sale, at fair value	7,474	11,514
Loans and leases, net of unearned interest	3,121,531	3,104,396
Less: Allowance for loan and lease losses	(15,147)	(14,597)
Net loans and leases	3,106,384	3,089,799

Bank premises and equipment, net	33,612	33,232
Bank premises and equipment held for sale	3,098	3,907
Operating lease right of use asset	8,751	9,055
Finance lease right of use asset	3,042	3,087
Cash surrender value of life insurance	49,907	49,661
Restricted investment in bank stocks	7,637	9,134
Accrued interest receivable	11,584	11,328
Deferred income taxes	11,974	10,779
Goodwill	113,835	113,835
Core deposit and other intangibles, net	8,250	9,436
Foreclosed assets held for sale	125	—
Other assets	34,412	28,287
Total Assets	$4,667,174	$4,689,425

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$866,965	$850,438
Interest-bearing demand	1,050,923	1,066,852
Money Market	1,159,809	1,076,593
Savings	358,186	381,476
Time	553,154	626,657
Total Deposits	3,989,037	4,002,016

Long-term debt	74,681	81,270
Subordinated debt and trust preferred securities	74,134	74,274
Operating lease liability	10,923	11,363
Accrued interest payable	2,067	1,791
Other liabilities	22,171	28,635
Total Liabilities	4,173,013	4,199,349

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; Shares issued: 16,059,368 at March 31, 2022 and 16,056,282 at December 31, 2021; Shares outstanding: 15,960,917 at March 31, 2022 and 15,957,830 at December 31, 2021	16,059	16,056
Additional paid-in capital	385,765	384,742
Retained earnings	99,206	91,043
Accumulated other comprehensive income (loss)	(4,946)	158
Treasury stock, at cost; 98,452 shares at March 31, 2022 and 98,452 shares at December 31, 2021	(1,923)	(1,923)
Total Shareholders’ Equity	494,161	490,076
Total Liabilities and Shareholders' Equity	$4,667,174	$4,689,425

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans and leases	$35,016	$28,330
Interest and dividends on investment securities:
U.S. Treasury and government agencies	1,536	178
State and political subdivision obligations, tax-exempt	336	277
Other securities	417	302
Total Interest and Dividends on Investment Securities	2,289	757

Interest on other interest-bearing balances	13	2
Interest on federal funds sold	314	79
Total Interest Income	37,632	29,168
INTEREST EXPENSE
Interest on deposits	2,294	2,966
Interest on short-term borrowings	—	174
Interest on long-term and subordinated debt	924	703
Total Interest Expense	3,218	3,843
Net Interest Income	34,414	25,325
PROVISION FOR LOAN AND LEASE LOSSES	500	1,000
Net Interest Income After Provision for Loan and Lease Losses	33,914	24,325
NONINTEREST INCOME
Mortgage banking income	529	2,379
Income from fiduciary and wealth management activities	1,052	556
Service charges on deposits	684	152
ATM debit card interchange income	1,057	568
Net (loss) gain on sales of SBA loans	(9)	100
Merchant services income	73	92
Earnings from cash surrender value of life insurance	246	74
Other income	2,118	791
Total Noninterest Income	5,750	4,712
NONINTEREST EXPENSE
Salaries and employee benefits	13,244	9,598
Occupancy expense, net	1,799	1,480
Equipment expense	1,011	751
Software licensing and utilization	2,106	1,445
FDIC Assessment	591	470
Legal and professional fees	639	426
Charitable contributions qualifying for State tax credits	65	270
Mortgage banking profit-sharing expense	145	120
Gain on sale or write-down of foreclosed assets, net	(16)	—
Intangible amortization	481	281
Post-acquisition restructuring expense	329	—
Other expenses	5,351	2,717
Total Noninterest Expense	25,745	17,558
INCOME BEFORE PROVISION FOR INCOME TAXES	13,919	11,479
Provision for income taxes	2,565	2,167
NET INCOME	$11,354	$9,312

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.71	$1.11
Diluted Earnings Per Common Share	$0.71	$1.10
Cash Dividends Declared	$0.20	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021

Net income	$11,354	$9,312

Other comprehensive (loss) income:

Unrealized (loss) income arising during the period on available-for-sale
securities, net of income taxes of ($1,390) and $0, respectively	(5,230)	1

Change in defined benefit plans, net of income taxes of $33 and $159, respectively (a)	127	600

Reclassification adjustment for settlement losses and other activity related to benefit
plans, net of income taxes of ($0) and ($1), respectively (b)	(1)	(43)

Total other comprehensive (loss) income	(5,104)	558

Total comprehensive income	$6,250	$9,870

(a)	The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(b)

The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss.  Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.  Please reference Note 11 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2022	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076
Net income	—	—	11,354	—	—	11,354
Total other comprehensive loss, net of taxes	—	—	—	(5,104)	—	(5,104)
Common stock dividends declared	—	—	(3,191)	—	—	(3,191)
Riverview restricted stock adjustment	—	776	—	—	—	776
Employee Stock Purchase Plan (1,710 shares)	2	44	—	—	—	46
Director Stock Purchase Plan (1,377 shares)	1	35	—	—	—	36
Restricted stock activity	—	168	—	—	—	168
Balance, March 31, 2022	$16,059	$385,765	$99,206	$(4,946)	$(1,923)	$494,161

Balance, January 1, 2021	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688
Net income	—	—	9,312	—	—	9,312
Total other comprehensive income, net of taxes	—	—	—	558	—	558
Common stock dividends declared	—	—	(1,599)	—	—	(1,599)
Repurchased stock (5,800 shares)	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan (1,647 shares)	2	38	—	—	—	40
Director Stock Purchase Plan (1,743 shares)	1	32	—	—	—	33
Restricted stock activity	—	132	—	—	—	132
Balance, March 31, 2021	$8,515	$179,055	$77,888	$501	$(1,923)	$264,036

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net Income	$11,354	$9,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	500	1,000
Depreciation	966	828
Amortization of intangibles	481	281
Net amortization of security discounts/premiums	197	167
Amortization of operating lease right of use assets	419	430
Amortization of finance lease right of use asset	45	45
Earnings on cash surrender value of life insurance	(246)	(74)
Mortgage loans originated for sale	(10,488)	(98,578)
Proceeds from sales of mortgage loans originated for sale	15,057	100,621
Gain on sale of mortgage loans	(529)	(2,379)
SBA loans originated for sale	(669)	(971)
Proceeds from sales of SBA loans originated for sale	721	1,071
Loss (gain) on sale of SBA loans	9	(100)
Gain on disposal or write-down of property, plant, and equipment	(45)	—
Loss on sale of bank premises and equipment held for sale	809	—
Write-off of bank premises and equipment held for sale	705	—
Stock compensation expense	168	132
Deferred income tax expense (benefit)	321	(1,251)
(Increase) decrease in accrued interest receivable	(256)	1,116
(Increase) decrease in other assets	(6,125)	2,826
Increase (decrease) in accrued interest payable	276	(105)
Net change in operating lease liability	(555)	(436)
Decrease in other liabilities	(6,438)	(665)
Net Cash Provided By Operating Activities	6,677	13,270

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	1,478	2,499
Purchases of available-for-sale securities	(90,330)	—
Proceeds from the maturity or call of held-to-maturity securities	5,898	12,959
Purchases of held-to-maturity securities	(39,928)	(14,386)
Reduction of restricted investment in bank stock	1,497	734
Net increase in loans and leases	(17,271)	(263,006)
Purchases of bank premises and equipment	(1,372)	(652)
Proceeds from the sale of bank premises and equipment	71	—
Net Cash Used In Investing Activities	(139,957)	(261,852)

Financing Activities:
Net (decrease) increase in deposits	(12,979)	192,247
Net increase in short-term borrowings	—	182,136
Common stock dividends paid	(3,191)	(2,020)
Proceeds from Employee Stock Purchase Plan stock issuance	46	40
Proceeds from Director Stock Purchase Plan stock issuance	36	33
Treasury stock purchased	—	(128)
Riverview restricted stock adjustment	776	—
Net change in finance lease liability	(22)	(21)
Accretion of subordinated debt	(140)	—
Long-term debt repayment	(6,567)	(58)
Net Cash (Used In) Provided By Financing Activities	(22,041)	372,229

Net (decrease) increase in cash and cash equivalents	(155,321)	123,647
Cash and cash equivalents, beginning of period	913,752	303,724
Cash and cash equivalents, end of period	$758,431	$427,371

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,942	$3,948

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$115	$1,064
Recognition of operating lease liabilities	115	1,064
Obsolete Riverview asset writeoff	705	—
Asset transferred to bank premises and equipment held for sale	—	1,008
Loans transferred to foreclosed assets held for sale	125	20

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

(1)Basis of Presentation

For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and three nonbank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services and capabilities of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of March 31, 2022, the accounts and activities of these nonbank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.

On November 30, 2021, Mid Penn completed its acquisition of Riverview Financial Corporation (“Riverview”), pursuant to the previously announced Agreement and Plan of Merger dated as of June 30, 2021. On November 30, 2021, Riverview was merged with and into Mid Penn, with Mid Penn being the surviving corporation. Refer to Note 3, Acquisition of Riverview Financial Corporation, as well as the Company’s Current Report on Form 8-K filed on December 1, 2021, for more information.

The comparability of Mid Penn’s results of operations for the period ended March 31, 2022, compared to the periods ended March 31, 2021 and the year ended December 31, 2021, in general, has been materially impacted by this acquisition, as further described in Note 3, as well as events and legislation related to the COVID-19 pandemic in 2020 and 2021, as further described in Note 15, COVID-19 Pandemic Implications. For comparative purposes, the March 31, 2021 and December 31, 2021 balances have been reclassified, when necessary, to conform to the 2022 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

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

In instances when a determination is made that an other-than-temporary impairment of a debt security exists, but the Corporation does not intend to sell the debt security, and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss), and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

MID PENN BANCORP, INC.

Equity Securities

In accordance with ASC Topic 825, Financial Instruments, Mid Penn reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheets, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.  Mid Penn’s equity securities consisted of Community Reinvestment Act (“CRA”) funds with a fair value totaling $474,000 and $500,000 as of March 31, 2022 and December 31, 2021, respectively.  No equity securities were sold during the three months ended March 31, 2022 or March 31, 2021.

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

The largest component of Mid Penn’s consumer loan portfolio consists of fixed rate home equity loans and variable rate home equity lines of credit.  Substantially all home equity loans and lines of credit are secured by junior lien mortgages on principal residences.  The Bank will lend amounts, which, together with all prior liens, typically may be up to 85 percent of the appraised value of the property securing the loan.  Home equity term loans may have maximum terms up to 20 years, while home equity lines of credit generally have maximum terms of ten years.

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

Payroll Protection Program (“PPP”) Loans

Included in total loans as of March 31, 2022, within the commercial and industrial loan portfolio classification, are $34,124,000 of Paycheck Protection Program (“PPP”) loans, net of deferred fees, which, as of March 31, 2022, were still outstanding as the remaining borrowers and the Small Business Administration (“SBA”) had not yet completed the loan forgiveness and repayment process.  Comparatively, as of December 31, 2021, Mid Penn had $111,286,000 of PPP loans outstanding, net of deferred fees.  Mid Penn has been a significant participating lender under the PPP, which was originally created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, and extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020, and further extended to May 31, 2021 by the PPP Extension Act of 2021. The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.

MID PENN BANCORP, INC.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit.  As of March 31, 2022, Mid Penn had received $41,869,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative. In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  As of March 31, 2022, Mid Penn had $822,000 of PPP deferred loan processing fees not yet realized as income. Comparatively, as of December 31, 2021, Mid Penn had PPP deferred loan processing fees not yet realized as income totaling $3,811,000. Mid Penn recognized $2,989,000 of PPP processing fees during the quarter ended March 31, 2022, compared to $5,047,000 of PPP processing fees for the same period of 2021. PPP processing fees are reflected within interest and fees on loans and leases on the Consolidated Statements of Income.

Allowance for Loan and Lease Losses

The allowance for credit losses (“allowance”) and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopted the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  The allowance consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet.  The reserve for unfunded lending commitments was $74,000 at March 31, 2022 and $72,000 at December 31, 2021.

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

MID PENN BANCORP, INC.

The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through the specific and general components. For example, at times Mid Penn could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral, or unforeseeable effects on the portfolio from other influences, inducing the long-term impact of the pandemic.  Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses.  This includes, but is not limited to, (i) the unpredictable timing and amounts of charge-offs, (ii) the fact that historical loss averages don’t necessarily correlate to future loss trends, (iii) data and trends supporting qualitative factor judgements may not be indicative of the true nature of future period risks, and (iv) unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.

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

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans classified as substandard nonaccrual, doubtful, having probable loss will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans determined to be impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered, and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charging off a residential mortgage loan begins when a loan becomes delinquent for 90 days and is not in the process of collection.  The existing appraisal is reviewed, and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of either bankruptcy or if there is an amount deemed uncollectible.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

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

Mid Penn had $34,124,000 and $111,286,000 of PPP loans outstanding, net of deferred fees, as of March 31, 2022 and December 31, 2021, respectively, which though they are classified as commercial and industrial credits, the PPP loans are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to them.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan losses.  Loans acquired at fair value and included in the balance of loans and leases, net of unearned interest, on the Consolidated Balance Sheets totaled $965,314,000 and $1,010,039,000 as of March 31, 2022 and December 31, 2021, respectively.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

Loan-Level Interest Rate Swaps

Mid Penn enters into loan-level interest rate swaps (“swaps”) to facilitate certain customer transactions and meet their financing needs.  These swaps qualify as derivatives but are not designated as hedging instruments.   A loan-level interest rate swap is a contract in which the series of interest rate flows (fixed and variable) are exchanged over the term of a loan with certain qualifying commercial loan customers, and Mid Penn simultaneously enters into an interest rate swap with a dealer counterparty with identical notional amounts and terms. The net result of these swaps is that the customer pays a fixed interest rate and Mid Penn receives a floating interest rate.  The swap positions with customers are equally offset with the dealer counterparties to minimize the potential impact on Mid Penn’s financial statements.

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

MID PENN BANCORP, INC.

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and at March 31, 2022 and December 31, 2021, totaled $3,098,000 and $3,907,000, respectively. These balances are related to the December 7, 2021 announcement of a Retail Network Optimization Plan under which the Bank announced its intention to close certain retail locations throughout its expanded footprint. The branch closures occurred on March 4, 2022.  Adjustments to record these held for sale assets at the lower of cost or fair value related to the held for sale properties were included in post-acquisition restructuring expenses and totaled $874,000 for the year ended December 31, 2021. During the three months ended March 31, 2022, Mid Penn had a write-off expense of obsolete bank premises and equipment held for sale of $705,000, as a result of branch closures during the first quarter of 2022, as previously announced on a Form 8-K dated December 7, 2021. There were no impairment charges recorded during the three months ended March 31, 2022 or 2021.

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

As of March 31, 2022, Mid Penn had $76,000 residential real estate held in other real estate owned and $697,000 loans for which formal foreclosure proceedings were in process.  As of December 31, 2021, Mid Penn had no residential real estate held in other real estate owned and no loans for which formal foreclosure proceedings were in process.

Leases

Mid Penn leases certain premises and equipment and adopted Accounting Standards Update 2016-02, Leases (Topic 842). In accordance with ASU 2016-02, Mid Penn recognizes a right-of-use asset and a related lease liability for each distinct lease agreement.  The lease right-of-use asset consists of the amount of the initial measurement of the lease liability, adjusted for (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and (ii) any initial direct costs incurred by the lessee (defined as costs of a lease that would not have been incurred had the lease not been executed).  The related lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, all lease liability amounts were calculated using Mid Penn’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term.

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

MID PENN BANCORP, INC.

Investments in Limited Partnerships

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $91,000 at March 31, 2022, and $102,000 at December 31, 2021, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the Consolidated Balance Sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

Mid Penn owns a limited partnership interest in a low-income housing project with thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization to date, was $5,774,000 and $5,962,000 on March 31, 2022 and December 31, 2021, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet.  All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution totaled $7,506,000 and the investment was fully funded within a three-year period beginning in 2018 and ending during the first quarter of 2021.  The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the cost amortization method which began upon commencement of operations of the facility in December 2019. The project was formally awarded $8,530,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2019 through November 2029, with an annual LIHTC amount of $853,000 to be awarded to Mid Penn for the year-ended December 31, 2021.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $6,199,000 and $7,282,000 at March 31, 2022 and December 31, 2021, respectively. The core deposit intangible is being amortized over a ten-year period starting at each respective acquisition date and using the sum-of-the-year’s digits amortization method. The current balance of the core deposit intangible includes unamortized assets from (i) the Phoenix Bancorp, Inc. acquisition (“Phoenix”) in March 2015, (ii) The Scottdale Bank and Trust Company acquisition (“Scottdale”) in January 2018, (iii) the First Priority Financial Corp. acquisition (“First Priority) in July 2018, and (iv) the Riverview acquisition in November 2021. Core deposit amortization expense is reflected in the Consolidated Statements of Income in intangible amortization and was $378,000 and $272,000 for the three months ended March 31, 2022 and 2021, respectively.  Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation.  For much of the year ended December 31, 2021, and through the three months ended March 31, 2022, the novel coronavirus (“COVID-19”) global pandemic continued to impact the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this ongoing COVID-19 pandemic resulted in any impairment to Mid Penn’s business and the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, and as reflected in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, Mid Penn has recognized a total core deposit increase, which excludes time deposits, of $60,524,000 or 2 percent (7 percent annualized) during the first three months of 2022.  Subsequent to March 31, 2022, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of core deposit intangible impairment.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was $113,835,000 at both March 31, 2022 and December 31, 2021 and was comprised of (i) $50,995,000 related to the November 30, 2021 Riverview acquisition, (ii) $39,744,000 related to the July 31, 2018 First Priority acquisition, (iii) $19,178,000 related to the January 8, 2018 Scottdale acquisition, and (iv) $3,918,000 recorded as a result of the Phoenix acquisition in 2015. Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent comprehensive impairment evaluation, which was performed as of October 31, 2021 and has been evaluated regularly for impairment given the ongoing pandemic.

MID PENN BANCORP, INC.

Rabbi Trust

As a result of the November 30, 2021 acquisition of Riverview, Mid Penn assumed certain benefit plan liabilities related to compensation arrangements totaling $7,447,000 and $7,708,000 as of March 31, 2022 and December 31, 2021, respectively, within other liabilities on the Consolidated Balance Sheets, including certain executive non-qualified retirement benefits, deferred compensation plans, and executive employment and separation agreements associated with Riverview. The obligations are fully funded through a Rabbi Trust having a cash balance of $7,439,000 and $7,708,000 within other assets on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively, to provide a source of funds in satisfying the obligations under the respective compensation arrangements.

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

ATM Debit Card Interchange Income

ATM debit card interchange income consists of interchange fees earned when Mid Penn’s debit cards are processed through card payments networks.  The interchange fee is calculated as a percentage of the total electronic funds transfer (EFT) transaction plus a per-transaction fee, which varies based on the type of card used, the method used to process the EFT transaction, and the type of business at which the transaction was processed.  Revenue is recognized daily as transactions occur and interchange fees are subsequently processed.  Payment for most interchange activity is received daily, while some fees are aggregated, and payment is received in the following month.

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

MID PENN BANCORP, INC.

Other Income

Certain aspects of other income, such as credit card royalties, check orders, and letter of credit fees, are within the scope of Topic 606.  These fees are primarily transactional, and revenue is recognized when transactions occur, and the related services are subsequently processed.  Payment is primarily received immediately or in the following month.

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

The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance - March 31, 2022	$(5,485)	$539	$(4,946)

Balance - December 31, 2021	$(255)	$413	$158

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

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $70,238,000. Additionally, as previously announced on a Form 8-K on December 1, 2021, Mid Penn issued 4,519,776 shares of common stock as a result of the merger with Riverview on November 30, 2021. The additional shares issued on May 4, 2021 and November 30, 2021 significantly impacted the weighted average number of shares outstanding used for the three months ended March 31, 2022 earnings per share calculations.

The following data shows the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2022	2021
Net income	$11,354	$9,312

Weighted average common shares outstanding (basic)	15,957,864	8,415,586
Effect of dilutive unvested restricted stock grants	20,072	14,599
Weighted average common shares outstanding (diluted)	15,977,936	8,430,185

Basic earnings per common share	$0.71	$1.11
Diluted earnings per common share	$0.71	$1.10

There were no antidilutive instruments at March 31, 2022 and 2021.

MID PENN BANCORP, INC.

(3)Acquisition of Riverview Financial Corporation

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

The acquisition of Riverview resulted in the recognition and recording of intangible assets including $50,995,000 of goodwill, a core deposit intangible of $4,096,000, and a customer list intangible of $2,160,000. The core deposit intangible and customer list intangible will be amortized over a ten-year period using a sum of the years’ digits basis. The goodwill will not be amortized but will be measured annually for impairment or more frequently if circumstances require.

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

MID PENN BANCORP, INC.

Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill up to one year after the merger date for information that becomes available during this post-merger period that reflects circumstances at the date of merger. The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed in the Riverview transaction that management believes are final; however, these values could be adjusted under ASC 805 until November 30, 2022.

(Dollars in thousands)

Total purchase price (consideration paid)	$142,984

Net assets acquired:
Cash and cash equivalents	316,079
Investment securities	226
Restricted stock	2,209
Loans	837,505
Core deposit intangible	4,096
Customer list intangible	2,160
Bank owned life insurance	32,120
Premises and equipment	11,819
Deferred income taxes	7,110
Accrued interest receivable	1,919
Other assets	6,683
Deposits:
Noninterest-bearing demand	(182,291)
Interest-bearing demand	(371,283)
Money Market	(152,365)
Savings	(176,294)
Time	(199,414)
Long-term debt	(6,500)
Subordinated debt and trust preferred securities	(36,308)
Accrued interest payable	(439)
Other liabilities	(5,043)
Net assets acquired	91,989
Goodwill	$50,995

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

The following table presents pro forma information as if the merger between Mid Penn and Riverview had been completed on January 1, 2021.  The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Riverview at the beginning of 2021. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

(Dollars in thousands, except per share data)
Three Months Ended
March 31, 2021
Net interest income after loan loss provision	$33,935
Noninterest income	7,235
Noninterest expense	28,798
Net income	12,372
Net income per common share	0.70

(4)Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. Treasury and government agencies, mortgage-backed U.S. government agencies, and state and political subdivision obligations.  The amortized cost, fair value, and unrealized gains and losses on investment securities at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2022
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$7,500	$—	$174	$7,326
Mortgage-backed U.S. government agencies	120,342	—	5,740	114,602
State and political subdivision obligations	4,371	—	443	3,928
Corporate debt securities	19,768	—	585	19,183
Total available-for-sale debt securities	151,981	—	6,942	145,039
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$206,039	$—	$13,127	$192,912
Mortgage-backed U.S. government agencies	58,175	2	3,136	55,041
State and political subdivision obligations	84,930	221	3,712	81,439
Corporate debt securities	14,001	18	388	13,631
Total held-to-maturity debt securities	363,145	241	20,363	343,023
Total	$515,126	$241	$27,305	$488,062

MID PENN BANCORP, INC.

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2021
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$49,760	$3	$283	$49,480
State and political subdivision obligations	3,899	26	11	3,914
Corporate debt securities	9,525	—	57	9,468
Total available-for-sale debt securities	63,184	29	351	62,862
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$178,136	$26	$1,165	$176,997
Mortgage-backed U.S. government agencies	61,157	440	272	61,325
State and political subdivision obligations	75,958	2,305	27	78,236
Corporate debt securities	14,006	133	71	14,068
Total held-to-maturity debt securities	329,257	2,904	1,535	330,626
Total	$392,441	$2,933	$1,886	$393,488

Estimated fair values of debt securities are based on quoted market prices, where applicable.  If quoted market prices are not available, fair values are based on quoted market prices of instruments of a similar type, credit quality and structure, adjusted for differences between the quoted instruments and the instruments being valued.  Please refer to Note 8, Fair Value Measurement, for more information on the fair value of investment securities.

Investment securities having a fair value of $339,665,000 at March 31, 2022 and $244,763,000 at December 31, 2021 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings.  In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $301,450,000 as of March 31, 2022 and $450,850,000 as of December 31, 2021.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2022	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	4	$7,326	$174	0	$—	$—	4	$7,326	$174
Mortgage-backed U.S. government agencies	58	106,050	5,740	0	—	—	58	106,050	5,740
State and political subdivision obligations	8	3,928	443	0	—	—	8	3,928	443
Corporate debt securities	7	12,414	585	0	—	—	7	12,414	585
Total temporarily impaired available-for-sale debt securities	77	$129,718	$6,942	0	$—	$—	77	$129,718	$6,942

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	117	$185,228	$12,316	5	$7,684	$811	122	$192,912	$13,127
Mortgage-backed U.S. government agencies	60	54,163	3,136	0	—	—	60	54,163	3,136
State and political subdivision obligations	143	61,324	3,643	3	665	69	146	61,989	3,712
Corporate debt securities	5	5,835	226	2	2,838	162	7	8,673	388
Total temporarily impaired held-to-maturity debt securities	325	306,550	19,321	10	11,187	1,042	335	317,737	20,363
Total	402	$436,268	$26,263	10	$11,187	$1,042	412	$447,455	$27,305

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2021	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. government agencies	24	$45,476	$283	0	$—	$—	24	$45,476	$283
State and political subdivision obligations	2	1,168	11	0	—	—	2	1,168	11
Corporate debt securities	4	4,943	57	0	—	—	4	4,943	57
Total temporarily impaired available-for-sale securities	30	51,587	351	0	—	—	30	51,587	351

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	91	$149,425	$1,165	0	$—	$—	91	$149,425	$1,165
Mortgage-backed U.S. government agencies	24	39,995	272	0	—	—	24	39,995	272
State and political subdivision obligations	17	5,302	25	1	255	2	18	5,557	27
Corporate debt securities	6	6,928	71	0	—	—	6	6,928	71
Total temporarily impaired held to maturity securities	138	201,650	1,533	1	255	2	139	201,905	1,535
Total	168	$253,237	$1,884	1	$255	$2	169	$253,492	$1,886

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (i) whether management has the intent to sell the security, (ii) whether it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (iii) whether management expects to recover the entire amortized cost basis.  At March 31, 2022, the majority of securities in an unrealized loss position were U.S. government agency securities and mortgage-backed U.S. government agency securities. At December 31, 2021, the majority of securities in an unrealized loss position were attributable to mortgage-backed U.S. government agency securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of March 31, 2022, December 31, 2021, or March 31, 2021, and did not record any securities impairment charges in the respective periods ended on these dates.  This determination reflects management’s assessment that no securities in its portfolio were impaired as a result of any COVID-19 pandemic impacts, to date, to the repayment ability of the underlying issuers of securities.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

Gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2022 and 2021 are shown in the table below.

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Realized gains	$—	$137
Realized losses	—	(5)
Net gains	$—	$132

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of March 31, 2022.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
March 31, 2022	Cost	Value	Cost	Value
Due in 1 year or less	$250	$250	$1,950	$1,952
Due after 1 year but within 5 years	5,000	4,738	49,912	48,973
Due after 5 years but within 10 years	22,319	21,793	213,035	200,726
Due after 10 years	4,070	3,656	40,073	36,331
	31,639	30,437	304,970	287,982

Mortgage-backed securities	120,342	114,602	58,175	55,041
	$151,981	$145,039	$363,145	$343,023

(5)Loans and Allowance for Loan and Lease Losses

As of March 31, 2022 and December 31, 2021, the types of loans in Mid Penn’s portfolio, summarized using Mid Penn’s internal risk rating system between those rated “pass” (net of deferred fees and costs of $3,619,000 as of March 31, 2022 and $6,264,000 as of December 31, 2021), which comprise the vast majority of the portfolio, and those classified as “special mention” and “substandard”, are as follows:

(Dollars in thousands)		Special
March 31, 2022	Pass	Mention	Substandard	Total
Commercial and industrial	$572,596	$10,899	$2,949	$586,444
Commercial real estate	1,672,461	20,770	29,437	1,722,668
Commercial real estate - construction	380,910	—	1,221	382,131
Residential mortgage	301,442	317	3,552	305,311
Home equity	112,133	681	705	113,519
Consumer	11,458	—	—	11,458
	$3,051,000	$32,667	$37,864	$3,121,531

(Dollars in thousands)		Special
December 31, 2021	Pass	Mention	Substandard	Total
Commercial and industrial	$606,484	$10,321	$2,757	$619,562
Commercial real estate	1,601,196	35,508	31,438	1,668,142
Commercial real estate - construction	371,337	—	1,397	372,734
Residential mortgage	319,862	294	3,067	323,223
Home equity	106,853	534	2,919	110,306
Consumer	10,429	—	—	10,429
	$3,016,161	$46,657	$41,578	$3,104,396

All PPP loans, whether disbursed in 2020 or 2021, are included in commercial and industrial loans and are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as “pass” within Mid Penn’s internal risk rating system as of March 31, 2022.

Mid Penn had no loans classified as “doubtful” as of March 31, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$31	$—
Commercial real estate	821	1,213	—	854	1,243	—
Commercial real estate - construction	—	5	—	22	27	—
Residential mortgage	1,338	1,377	—	1,259	1,295	—
Home equity	99	99	—	2,377	2,377	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,109	2,826	—	2,231	2,909	—
Commercial real estate - construction	1,221	1,463	—	1,196	1,469	—
Residential mortgage	1,285	1,863	—	1,362	1,847	—
Home equity	85	107	—	86	111	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$523	$554	$75	$308	$339	$67
Commercial real estate	280	345	114	287	359	121
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$523	$554	$75	$308	$370	$67
Commercial real estate	3,210	4,384	114	3,372	4,511	121
Commercial real estate - construction	1,221	1,468	—	1,218	1,496	—
Residential mortgage	2,623	3,240	—	2,621	3,142	—
Home equity	184	206	—	2,463	2,488	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended
	March 31, 2022		March 31, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$753	$—
Commercial real estate	838	—	4,405	—
Commercial real estate - construction	11	—	31	—
Residential mortgage	1,346	6	787	8
Home equity	1,237	84	2,350	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,186	—	1,414	—
Commercial real estate - construction	1,205	—	—	—
Residential mortgage	1,335	—	317	—
Home equity	85	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$528	$—	$157	$—
Commercial real estate	283	—	880	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$528	$—	$910	$—
Commercial real estate	3,307	—	6,699	—
Commercial real estate - construction	1,216	—	31	—
Residential mortgage	2,681	6	1,104	8
Home equity	1,322	84	2,350	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of March 31, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Commercial and industrial	$523	$308
Commercial real estate	3,210	3,372
Commercial real estate - construction	1,221	1,218
Residential mortgage	2,143	2,186
Home equity	410	2,463
	$7,507	$9,547

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of March 31, 2022 and December 31, 2021 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
March 31, 2022	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,053	$220	$436	$1,709	$584,735	$586,444	$133
Commercial real estate	315	40	679	1,034	1,719,525	1,720,559	—
Commercial real estate - construction	220	—	—	220	380,690	380,910	—
Residential mortgage	1,218	148	876	2,242	301,784	304,026	—
Home equity	829	—	255	1,084	112,350	113,434	—
Consumer	12	—	—	12	11,446	11,458	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	18	—	1,532	1,550	559	2,109	—
Commercial real estate - construction	—	—	—	—	1,221	1,221	—
Residential mortgage	166	—	421	587	698	1,285	—
Home equity	14	—	56	70	15	85	—
Consumer	—	—	—	—	—	—	—
Total	$3,845	$408	$4,255	$8,508	$3,113,023	$3,121,531	$133

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2021	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,378	$62	$404	$1,844	$617,718	$619,562	$96
Commercial real estate	32	55	769	856	1,665,055	1,665,911	—
Commercial real estate - construction	—	—	205	205	371,333	371,538	205
Residential mortgage	1,246	205	1,002	2,453	319,408	321,861	212
Home equity	403	—	2,377	2,780	107,440	110,220	—
Consumer	6	2	2	10	10,419	10,429	2
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	3	1,628	1,631	600	2,231	—
Commercial real estate - construction	—	—	—	—	1,196	1,196	—
Residential mortgage	54	—	818	872	490	1,362	—
Home equity	—	—	—	—	86	86	—
Consumer	—	—	—	—	—	—	—
Total	$3,119	$327	$7,205	$10,651	$3,093,745	$3,104,396	$515

MID PENN BANCORP, INC.

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan losses was recorded against the $34,124,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of March 31, 2022.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, March 31, 2022	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2022	$3,439	$9,415	$38	$459	$560	$2	$684	$14,597
Charge-offs	—	—	—	—	—	(57)	—	(57)
Recoveries	13	65	24	—	1	4	—	107
Provisions (credits)	359	511	(21)	24	1	53	(427)	500
Ending balance,
March 31, 2022	3,811	9,991	41	483	562	2	257	15,147
Individually evaluated for impairment	75	114	—	—	—	—	—	189
Ending balance:
Collectively evaluated for impairment	$3,736	$9,877	$41	$483	$562	$2	$257	$14,958

Loans receivables:
Ending balance	$586,444	$1,722,668	$382,131	$305,311	$113,519	$11,458	$—	$3,121,531
Ending balance: individually evaluated for impairment	523	1,101	—	1,338	99	—	—	3,061
Ending balance: acquired with credit deterioration	—	2,109	1,221	1,285	85	—	—	4,700
Ending balance: collectively evaluated for impairment	$585,921	$1,719,458	$380,910	$302,688	$113,335	$11,458	$—	$3,113,770

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$3,439	$9,415	$38	$459	$560	$2	$684	$14,597
Ending balance: individually evaluated for impairment	67	121	—	—	—	—	—	188
Ending balance: collectively evaluated for impairment	$3,372	$9,294	$38	$459	$560	$2	$684	$14,409

Loans receivable:
Ending balance	$619,562	$1,668,142	$372,734	$323,223	$110,306	$10,429	$—	$3,104,396
Ending balance: individually evaluated for impairment	308	1,141	22	1,259	2,377	—	—	5,107
Ending balance: acquired with credit deterioration	—	2,231	1,196	1,362	86	—	—	4,875
Ending balance: collectively evaluated for impairment	$619,254	$1,664,770	$371,516	$320,602	$107,843	$10,429	$—	$3,094,414

(Dollars in thousands)
As of, and for the three months ended, March 31, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2021	$3,066	$8,655	$134	$429	$507	$1	$590	$13,382
Charge-offs	(859)	—	—	(3)	—	(3)	—	(865)
Recoveries	1	56	—	9	—	8	—	74
Provisions (credits)	780	233	(12)	3	21	(5)	(20)	1,000
Ending balance,
March 31, 2021	2,988	8,944	122	438	528	1	570	13,591
Individually evaluated for impairment	68	263	—	—	—	—	—	331
Ending balance:
collectively evaluated for impairment	$2,920	$8,681	$122	$438	$528	$1	$570	$13,260

Loans receivables:
Ending balance	$964,045	$1,135,660	$264,945	$197,788	$75,423	$8,375	$—	$2,646,236
Ending balance: individually evaluated for impairment	368	1,469	30	758	2,334	—	—	4,959
Ending balance: acquired with credit deterioration	—	1,408	—	309	—	—	—	1,717
Ending balance: collectively evaluated for impairment	$963,677	$1,132,783	$264,915	$196,721	$73,089	$8,375	$—	$2,639,560

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

Mid Penn’s troubled debt restructured loans at March 31, 2022 totaled $774,000 and included: (i) two accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $430,000, and (ii) $344,000 of troubled debt restructurings attributable to six loans among four relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  The balance of these nonaccrual impaired troubled debt restructured loans as of March 31, 2022 was comprised of $309,000 in commercial real estate loans amongst two borrowers and two residential mortgage loans for $35,000.  As of March 31, 2022, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. In addition to contractual paydowns, the decrease in Mid Penn’s troubled debt restructured loan balance since December 31, 2021 reflects the successful workout of two nonaccrual impaired loans.

Mid Penn’s troubled debt restructured loans at December 31, 2021 totaled $819,000, and included (i) two accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $435,000, and (ii) $384,000 of troubled debt restructurings attributable to eight loans among six relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans. The balance of these nonaccrual impaired troubled debt restructured loans as of December 31, 2021 was comprised of $320,000 in commercial real estate loans amongst two borrowers, one commercial real estate construction loan for $22,000, two residential mortgage loans for $37,000, and one commercial and industrial loan for $5,000.  As of December 31, 2021, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2021.

The recorded investments in troubled debt restructured loans at March 31, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
March 31, 2022	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	$1,213	$1,115	$309
Residential mortgage	647	645	465
	$1,860	$1,760	$774

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2021	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$5
Commercial real estate	1,214	1,115	320
Commercial real estate - construction	40	40	22
Residential mortgage	647	645	472
	$1,909	$1,808	$819

MID PENN BANCORP, INC.

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments, with some borrowers reverting to interest-only payments.  The majority of the deferrals granted by Mid Penn were for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest does continue to accrue on loans modified under the CARES Act during the deferral period.  The principal balance of loans remaining in a CARES Act qualifying deferment status totaled $3,571,000, or less than 1 percent of the total loan portfolio, as of March 31, 2022 and December 31, 2021.  One loan remains in deferment status, and the remainder of borrowers who were granted a CARES Act deferral have returned to regular payment status.  Mid Penn remains in communication with the borrower still in deferral status to assess the ongoing credit standing of the borrowers, and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix (March 2015), Scottdale (January 2018), First Priority (July 2018), and Riverview (November 2021) acquisitions for the three months ended March 31, 2022 and 2021.

(Dollars in thousands)
	Three Months Ended March 31,
	2022	2021
Accretable yield, beginning of period	$580	$40
Accretable yield amortized to interest income	(81)	—
Accretable yield, end of period	$499	$40

(6)Leases

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

As of the merger with Riverview on November 30, 2021, Mid Penn assumed eight operating leases. Subsequent to the merger, and prior to March 31, 2022, two of the leases expired and were not renewed. Three additional leases are connected with branch locations added during the merger that have been closed prior to March 31, 2022, and Mid Penn will not retain these leases upon expiration, with the latest expiring in December of 2023. The three remaining operating leases are open branch locations that Mid Penn currently intends to continue to operate.

In 2016, Mid Penn entered into a subleasing agreement with an unrelated party on one of its properties under an operating lease.  The sublease included an escalation clause.  The initial term of the sublease agreement began on July 1, 2016 and ended on March 31, 2022, and was extended for an additional one-year term ending March 31, 2023. As of March 31, 2022 and December 31, 2021, two of Mid Penn’s operating leases were with related parties.

There were no sale and leaseback transactions, leveraged leases, or leases that had not commenced as of March 31, 2022.

Below is a summary of the operating and finance lease right-of-use assets and related lease liabilities, as well as the weighted average lease term (in years) and weighted average discount rate for each of the lease classifications as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Right of use asset	$8,751	$3,042	$9,055	$3,087
Lease liability	$10,923	$3,358	$11,363	$3,380
Weighted average remaining lease term (in years)	6.86	16.92	7.03	17.17
Weighted average discount rate	3.14%	3.81%	3.12%	3.81%

MID PENN BANCORP, INC.

A summary of lease costs during the three and nine months ended March 31, 2022 and 2021 are presented below.  Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Finance lease cost:
Amortization of right-of-use asset	$45	$45
Interest expense on lease liability	32	33
Total finance lease cost	77	78
Operating lease cost	497	516
Short-term and equipment lease cost	20	10
Variable lease cost	—	—
Sublease income	(6)	(9)
Total lease costs	$588	$595

A summary of cash paid for amounts included in the measurement of lease liabilities is presented below.

(Dollars in thousands)	Three Months Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$32	$34
Operating cash flows from operating leases	620	544
Financing cash flows from finance leases	22	21

Future minimum payments for operating and finance leases and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

(Dollars in thousands)	March 31, 2022
	Operating Leases	Finance Lease
Lease payments due for each of the years ending December 31,
2022	$1,832	$163
2023	2,068	217
2024	1,903	252
2025	1,479	259
2026	1,249	259
Thereafter	3,636	3,473
Total undiscounted cash flows	12,167	4,623
Discount on cash flows	(1,244)	(1,265)
Total lease liability	$10,923	$3,358

MID PENN BANCORP, INC.

(7)	Derivative Financial Instruments

As of March 31, 2022 and December 31, 2021, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on Consolidated Balance Sheets.

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

The notional amount and fair value of Mid Penn’s mortgage banking derivative financial instruments as of March 31, 2022 and December 31, 2021 are presented below.

	March 31, 2021		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$19,707	$131	$16,107	$56
Forward Commitments	21,217	29	20,521	32

The following table presents Mid Penn’s mortgage banking derivative financial instruments, their fair values, and their location in the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

	March 31, 2021		December 31, 2021
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$—	$131	$56	$—
Forward Commitments	—	29	32	—
Total	$—	$160	$88	$—

The following table presents Mid Penn’s mortgage banking derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021.

	Three months ended
(Dollars in thousands)	March 31, 2022	March 31, 2021
Interest Rate Lock Commitments	$(187)	$—
Forward Commitments	753	—
Total	$566	$—

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

MID PENN BANCORP, INC.

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$5,298	$102
Notional Amount	112,543	109,577
Cash Collateral Posted (b)	1,600	1,600

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

(Dollars in thousands)	March 31, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$5,298	$102
Gross amounts offset	5,298	102
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	1,600	1,600
Net Amounts	$1,600	$1,600

MID PENN BANCORP, INC.

(8)	Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2022 and 2021.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2022 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$7,474		$7,482	$—
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	7,326	—	7,326	—
Mortgage-backed U.S. government agencies	114,602	—	114,602	—
State and political subdivision obligations	3,928	—	3,928	—
Corporate debt securities	19,183	—	19,183	—
Other assets:
Equity securities	474	474	—	—
Interest rate swap agreements	5,298	—	5,298
Total	$158,285	$474	$157,819	$—

		Fair value measurements at December 31, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$11,514	$—	$11,787	$—
Available-for-sale securities:
Mortgage-backed U.S. government agencies	49,480	—	49,480	—
State and political subdivision obligations	3,914	—	3,914	—
Corporate debt securities	9,468	—	9,468	—
Other assets:
Equity securities	500	500	—	—
Interest rate swap agreements	629	—	629	—
Mortgage banking derivative assets	88	—	88	—
Total	$75,593	$500	$75,366	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at March 31, 2022 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$690	$—	$—	$690

MID PENN BANCORP, INC.

		Fair value measurements at December 31, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$508	$—	$—	$508

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
March 31, 2022	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$690	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	2% - 73%	24%

(Dollars in thousands)	Quantitative Information about Level 3 Fair Value Measurements
December 31, 2021	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$508	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	21% - 69%	30%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

There were no changes in unrealized gains and losses included in other comprehensive income during the three months ended March 31, 2022 or 2021 related to Level 3 recurring fair value measurements, as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.

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

The following table summarizes the carrying value and fair value of financial instruments at March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$758,431	$758,431	$913,572	$913,572
Available-for-sale investment securities	145,039	145,039	62,862	62,862
Held-to-maturity investment securities	363,145	343,023	329,257	330,626
Equity securities	474	474	500	500
Loans held for sale	7,474	7,482	11,514	11,787
Net loans and leases	3,106,384	3,103,333	3,089,799	3,118,416
Restricted investment in bank stocks	7,637	7,637	9,134	9,134
Accrued interest receivable	11,584	11,584	10,779	10,779
Interest rate swap agreements	5,298	5,298	629	629
Mortgage banking derivative assets	—	—	88	88

Financial liabilities:
Deposits	$3,989,037	$3,983,980	$4,002,016	$4,046,217
Long-term debt (a)	71,323	70,799	77,890	77,455
Subordinated debt	74,134	71,796	74,274	74,553
Accrued interest payable	2,067	2,067	1,791	1,791
Mortgage banking derivative liabilities	160	160	—	—
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of March 31, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of March 31, 2022 and December 31, 2021.  Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings.  Other than cash and cash equivalents, which are considered Level 1 Inputs and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
March 31, 2022	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$363,145	$343,023	$—	$343,023	$—
Loans held for sale	7,474	7,482	—	7,482	—
Net loans and leases	3,106,384	3,103,333	—	—	3,103,333

Financial instruments - liabilities
Deposits	$3,989,037	$3,983,980	$—	$3,983,980	$—
Long-term debt (a)	71,323	70,799	—	70,799	—
Subordinated debt	74,134	71,796	—	71,796	—

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2021	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$329,257	$330,626	$—	$330,626	$—
Loans held for sale	11,514	11,787	—	11,787	—
Net loans and leases	3,089,799	3,118,416	—	—	3,118,416

Financial instruments - liabilities
Deposits	$4,002,016	$4,046,217	$—	$4,046,217	$—
Long-term debt (a)	77,890	77,455	—	77,455	—
Subordinated debt	74,274	74,553	—	74,553	—

(a)	Long-term debt excludes finance lease obligations.

(9)	Guarantees, Commitments, and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements.  The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Mid Penn had $47,841,000 and $55,609,000 of standby letters of credit outstanding as of March 31, 2022 and December 31, 2021, respectively.  Mid Penn does not anticipate any losses because of these transactions.  The amount of the liability as of March 31, 2022 and December 31, 2021 for payment under standby letters of credit issued was not considered material.

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

As a result of the Riverview acquisition on November 30, 2021, Mid Penn assumed a commitment to purchase a limited partnership interest in a low-income housing project to preserve and rehabilitate three buildings consisting of seventeen apartments and two commercial shops in Schuylkill County, Pennsylvania.  All the units are expected to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution commitment is expected to be $4,356,000 which will be paid in installments over the course of construction of the low-income housing facilities.  The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period.  Additionally, the agreement commits Mid Penn to a construction loan in the maximum principal amount of $3,500,000 which will bear interest at 5.5 percent annum with a term of twenty-four months.  The project has been conditionally awarded $484,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $4,840,000 to be received by Mid Penn over the ten-year amortization period.  Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.

Contingencies

As of March 31, 2022, Mid Penn had received $41,869,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the SBA’s Payroll Protection Program (“PPP”), consisting of (i) $20,883,000 of loan processing fees received during the year ended December 31, 2020, (ii) $17,997,000 of loan processing fees received during the year ended December 31, 2021, and (iii) $2,989,000 during the three months ended March 31, 2022. These PPP loan processing fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have been, and will continue to be, amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.

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

As of March 31, 2022, Mid Penn is not aware of any PPP loans outstanding, for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

MID PENN BANCORP, INC.

(10)	Debt

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by Mid Penn’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1,359,150,000 at March 31, 2022.  The Bank had a short-term borrowing capacity from the FHLB as of March 31, 2022 up to the Bank’s unused borrowing capacity of $573,941,000 (equal to $948,646,000 of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of March 31, 2022 and December 31, 2021.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at March 31, 2022.  No draws have been made on these lines of credit and accordingly the balance was zero on both March 31, 2022 and December 31, 2021.

Short-term PPPLF Borrowings

As of March 31, 2022 and December 31, 2021, Mid Penn paid all funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”).  The PPPLF allowed banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.

Long-term Debt

As of March 31, 2022, and December 31, 2021, the Bank had long-term debt outstanding in the amount of $74,681,000 and $81,270,000, respectively, consisting primarily of FHLB fixed rate instruments, as well as one finance lease obligation.

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans.  Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $301,450,000 as of March 31, 2022 and $450,850,000 as of December 31, 2021.

The following table presents a summary of long-term debt as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	March 31, 2022	December 31, 2021
FHLB fixed rate instruments:
Due April 2022, 0.86343%	$70,000	$70,000
Due March 2023, 0.7514%	—	6,500
Due August 2026, 4.80%	1,288	1,353
Due February 2027, 6.71%	35	37
Total FHLB fixed rate instruments	71,323	77,890
Lease obligations included in long-term debt	3,358	3,380
Total long-term debt	$74,681	$81,270

MID PENN BANCORP, INC.

(11)	Subordinated Debt and Trust Preferred Securities

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

Trust Preferred Securities Assumed November 2021 with the Riverview Acquisition

As a result of the merger with Riverview, Mid Penn assumed the subordinated debentures that Riverview had assumed in its acquisition of CBT Financial Corp. (“CBT”) on October 1, 2017 (the “CBT 2017 Notes”).  In 2003, a trust formed by CBT issued $5,155,000 of floating rate trust preferred securities as part of a pooled offering of such securities, which are adjusted quarterly to the three-month LIBOR rate plus 2.95%. CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.

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

The December 2020 Notes bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.5%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021.  The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals.  Additionally, if (i) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (ii) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes, or (iii) Mid Penn will be considered an “investment company,” Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of March 31, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn Bancorp, Inc. entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the “March 2020 Notes”).  As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6,870,000 of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of March 31, 2022 was $8,130,000.  The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of March 31, 2022 and December 31, 2021.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of March 31, 2022 and December 31, 2021.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due in 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of March 31, 2022.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of March 31, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $38,000 at March 31, 2022 and $44,000 at December 31, 2021.

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

As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn assumed a noncontributory defined benefit pension plan covering certain former employees of Scottdale.  Mid Penn does not expect any necessary contributions to this defined benefit plan during the year ended 2022.  A December 31 measurement date for the plan is used.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended March 31,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Service cost	$42	$33	$4	$1
Interest cost	46	40	17	2
Expected return on plan assets	(59)	(57)	—	—
Accretion of prior service cost	—	—	(5)	(5)
Amortization of net loss (gain)	(2)	(49)	4	—
Net periodic benefit expense (income)	$27	$(33)	$20	$(2)

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statements of Income, while interest costs, expected return on plan assets and amortization (accretion) of prior service cost are reported as a component of other income.

(13)	Common Stock

Treasury Stock Repurchase Program

Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the buyback remains available as it was extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The treasury stock repurchase program authorized the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022.  Under the program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

The repurchase plan may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The repurchase program does not obligate Mid Penn to repurchase any shares.

As of March 31, 2022 and December 31, 2021, Mid Penn had repurchased 98,452 shares of common stock at an average price of $19.53 per share under the treasury stock repurchase program.

Shares Converted Pursuant to Riverview Merger

As announced on a Form 8-K on December 1, 2021, pursuant to the terms of the Merger Agreement, each share of Riverview common stock issued and outstanding as of November 30, 2021 was converted into the right to receive 0.4833 shares of Mid Penn common stock. Cash was paid to Riverview shareholders in lieu of any fractional shares. As a result of the Merger, Mid Penn issued 4,519,776 shares of Mid Penn common stock. The additional shares issued on December 1, 2021 significantly impacted the weighted average number of shares outstanding used for the earnings per share calculation for the three months ended March 31, 2022.

Underwritten Public Follow-On Common Stock Offering

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering, after deducting $4,512,000 of combined underwriting discounts and

MID PENN BANCORP, INC.

other offering expenses, were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for the earnings per share calculation for the three months ended March 31, 2022.

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

As of March 31, 2022, a total of 118,069 restricted shares were granted under the Plan, of which 5,073 shares were forfeited and available for reissuance, 65,874 shares were vested, and the remaining 47,122 shares were unvested. During the three months ended March 31, 2022, 200 shares were forfeited due to a voluntary termination. No shares were forfeited during the three months ended March 31, 2021. The Plan shares granted and vested resulted in $168,000 in share-based compensation expense for the three months ended March 31, 2022, while $132,000 of share-based compensation expense was recorded for the three months ended March 31, 2021.

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

(14)	Recent Accounting Pronouncements

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

Accounting Standards Pending Adoption

MID PENN BANCORP, INC.

ASU No. 2022-02: The FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.

This ASU eliminates the TDR recognition and measurement guidance and, instead, requires that an entity evaluate (consistent with the accounting for other loan modifications) whether a modification represents a new loan or a continuation of an existing loan. In addition, this ASU enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

For public business entities, this ASU requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

For entities that have adopted the amendments in update 2016-13, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in update 2016-13, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13. The Company has not yet adopted this accounting standard as ASU 2016-13 has not been adopted. Management continues to evaluate the impact of its future adoption of this guidance on the Company’s financial statements.

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

(15) COVID-19 Pandemic Implications

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

MID PENN BANCORP, INC.

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

Management is actively monitoring the global situation on its financial condition, liquidity, capital position, operations, industry, and workforce. Given the daily evolution of the coronavirus and the global responses to curb its spread, the Corporation is not able to estimate the effects of the coronavirus on its results of operations, financial condition, capital position, or liquidity for fiscal year 2022.

Coronavirus Aid, Relief, and Economic Security Act

Mid Penn has been a significant participating lender under the Paycheck Protection Program which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and concluded August 8, 2020.  The PPP program was reinstated under the Consolidated Appropriations Act, 2021 which was signed into law on December 27, 2020 and concluded on May 31, 2021.  The PPP loans, which are 100 percent guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1 percent throughout the loan term.  The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1 percent to 5 percent as pre-determined by the SBA dependent upon the size of each respective credit. As of March 31, 2022, Mid Penn received $41,869,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the SBA’s Payroll Protection Program (“PPP”), consisting of (i) $20,883,000 of loan processing fees received during the year ended December 31, 2020, (ii) $17,997,000 of loan processing fees received during the year ended December 31, 2021, and (iii) $2,989,000 during the three months ended March 31, 2022.  In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of each respective loan.  As of March 31, 2022, Mid Penn had $822,000 of PPP deferred loan processing fees not yet realized as income, compared to $3,811,000 of PPP deferred loan processing fees not yet realized as income as of December 31, 2021.  Mid Penn recognized $2,989,000 of PPP processing fees during the quarter ended March 31, 2022, within interest and fees on loans and leases on the Consolidated Statements of Income, compared to $5,047,000 of PPP processing fees recognized for the same period of 2021.

The CARES Act, along with a joint agency statement issued by banking agencies, provides that short-term modifications made in response to COVID-19 do not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments, with some borrowers reverting to interest-only payments.  The majority of the deferrals granted by Mid Penn were for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances.  Interest does continue to accrue on loans modified under the CARES Act during the deferral period.  The principal balance of loans remaining in a CARES Act qualifying deferment status totaled $3,571,000, or less than 1 percent of the total loan portfolio, as of March 31, 2022 and December 31, 2021.  One loan remains in deferment status, and the remainder of borrowers who were granted a CARES Act deferral have returned to regular payment status.  Mid Penn remains in communication with the borrower still in deferral status to assess the ongoing credit standing of the borrowers, and may make further adjustments to a borrower’s relationship at some future time if warranted for the specific situation.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of March 31, 2022, compared to year-end 2021, and the Results of Operations for the three months ended March 31, 2022, compared to the same period in 2021.  For comparative purposes, the March 31, 2021 and December 31, 2021 balances have been reclassified when, and if necessary, to conform to the 2022 presentation.  Such reclassifications had no impact on net income or shareholders’ equity.  This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

Caution About Forward-Looking Statements

Forward-looking statements involve risks, uncertainties and assumptions.  Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements.  Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2021 Annual Report, and other unforeseen risks.  You should not put undue reliance on any forward-looking statements.  These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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
•

the risks associated with our acquisition of Riverview, including we may fail to realize the anticipated benefits of the merger, and the future results of the combined company may suffer if the expanded operations are not effectively managed;

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
•

other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2021, under the sections “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent filings with the SEC.

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

Certain intangible assets generated in connection with acquisitions are periodically assessed for impairment.  Goodwill is tested annually for impairment, and if certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur.  In making this assessment, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  Similarly, the amortized basis of the core deposit intangible asset is periodically assessed for impairment.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of core deposit intangible, trade name intangible, and goodwill impairment.  Changes in economic and operating conditions could result in goodwill, core deposit intangible, customer list intangible, or trade name intangible impairment in future periods.

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

Results of Operations

Overview

Net income available to common shareholders was $11,354,000 or $0.71 per common share basic and diluted for the quarter ended March 31, 2022, compared to net income of $9,312,000 or $1.11 per common share basic and $1.10 per common share diluted for the quarter ended March 31, 2021.

Net income as a percentage of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended March 31,
	2022	2021
Return on average assets	0.98%	1.19%
Return on average equity	9.32%	14.58%

Net Interest Income/Funding Sources

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings.  The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities.  Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent

MID PENN BANCORP, INC.

basis.  Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21 percent for the three months ended March 31, 2022 and 2021.

The following tables include average balances, amounts, and rates of interest income and expense, interest rate spread, and net interest margin for the three months ended March 31, 2022 and 2021.

	Average Balances, Income and Interest Rates on a Taxable Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	March 31, 2022				March 31, 2021
	Average			Average	Average			Average
	Balance	Interest		Rates	Balance	Interest		Rates
ASSETS:
Interest Bearing Balances	$91,543	$13		0.06%	$1,401	$2		0.58%
Investment Securities:
Taxable	389,034	1,822		1.90%	78,456	385		1.99%
Tax-Exempt	73,614	425	(a)	2.34%	54,937	351	(a)	2.59%
Total Securities	462,648	2,247		1.97%	133,393	736		2.24%

Federal Funds Sold	706,411	314		0.18%	314,181	79		0.10%
Loans and Leases, Net	3,103,469	35,123	(b)	4.59%	2,531,917	28,406	(b)	4.55%
Restricted Investment in Bank Stocks	8,347	131		6.36%	7,052	95		5.46%
Total Earning Assets	4,372,418	37,828		3.51%	2,987,944	29,318		3.98%

Cash and Due from Banks	57,397				34,040
Other Assets	267,079				164,266
Total Assets	$4,696,894				$3,186,250

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,045,678	$461		0.18%	$602,015	$578		0.39%
Money Market	1,125,094	600		0.22%	743,994	778		0.42%
Savings	376,006	58		0.06%	197,873	64		0.13%
Time	592,833	1,175		0.80%	413,673	1,546		1.52%
Total Interest-bearing Deposits	3,139,611	2,294		0.30%	1,957,555	2,966		0.61%

Short-term Borrowings	—	—		0.00%	203,518	174		0.35%
Long-term Debt	76,157	284		1.51%	75,062	204		1.10%
Subordinated Debt	74,189	640		3.50%	44,583	499		4.54%
Total Interest-bearing Liabilities	3,289,957	3,218		0.40%	2,280,718	3,843		0.68%

Noninterest-bearing Demand	859,463				623,058
Other Liabilities	53,455				23,462
Shareholders' Equity	494,019				259,012
Total Liabilities & Shareholders' Equity	$4,696,894				$3,186,250

Net Interest Income (taxable equivalent basis)		$34,610				$25,475
Taxable Equivalent Adjustment		(196)				(150)
Net Interest Income		$34,414				$25,325

Total Yield on Earning Assets				3.51%				3.98%
Rate on Supporting Liabilities				0.40%				0.68%
Average Interest Spread				3.11%				3.30%
Net Interest Margin				3.21%				3.46%

(a)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $89,000 and $74,000 for the three months ended March 31, 2022 and 2021, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes tax-equivalent adjustments (calculated using statutory rates of 21 percent) of $107,000 and $76,000 for the three months ended March 31, 2022 and 2021, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.

	Three months ended
	March 31, 2022 vs. March 31, 2021
(Dollars in thousands on a Taxable Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$129	$(118)	$11
Investment Securities:
Taxable	1,524	(87)	1,437
Tax-Exempt	119	(45)	74
Total Securities	1,643	(132)	1,511

Federal Funds Sold	99	136	235
Loans and Leases, Net	6,412	305	6,717
Restricted Investment Bank Stocks	17	19	36
Total Interest Income	8,300	210	8,510

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	426	(543)	(117)
Money Market	399	(577)	(178)
Savings	58	(64)	(6)
Time	670	(1,041)	(371)
Total Interest Bearing Deposits	1,553	(2,225)	(672)

Short-term Borrowings	(174)	—	(174)
Long-term Debt	3	77	80
Subordinated Debt	331	(190)	141
Total Interest Expense	1,713	(2,338)	(625)

NET INTEREST INCOME	$6,587	$2,548	$9,135

Taxable-equivalent net interest income was $34,610,000 for the three months ended March 31, 2022, an increase of $9,135,000 or 36 percent compared to the three months ended March 31, 2021. This increase included the recognition of $2,989,000 of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP program compared to the $5,047,000 of PPP loan processing fees recognized during the first quarter of 2021.  These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the SBA, or the borrowers otherwise pay down principal prior to a loan’s stated maturity. Mid Penn has been systematically adding to its investment portfolio to better utilize excess funds held in lower yielding accounts with the Federal Reserve, contributing to the growth in net interest income. Additionally, the first quarter of 2022 included three months of net interest income from the assets and liabilities added in the Riverview acquisition.

Mid Penn’s tax-equivalent net interest margin for the three months ended March 31, 2022 was 3.21 percent and comparable to the 3.46 percent net interest margin for the three months ended March 31, 2021.  The yield on interest-earning assets decreased from 3.98 percent for the first quarter of 2021 to 3.51 percent for the first quarter of 2022.  Though the quarterly average balance of interest-earning assets increased year over year, the yields on interest-earning assets declined due to the reduction in market rates, which was partially offset by the shift of assets from federal funds sold into investments. While this improved the yield on the shifted funds, investment yields for much of the quarter were well below the overall yield on interest earning assets.  The decrease in the yield on interest-earning assets was substantially offset by a favorable decrease in the cost of funds, as the total cost of deposits for the three months ended March 31, 2022 favorably decreased to 0.40 percent compared to 0.68 percent for the three months ended March 31, 2021.  The reduction in the cost of funds primarily reflects deposit rate decreases, many of which resulted in response to market rate cuts from the COVID-19 pandemic.

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first three months of 2022, economic and external factor changes, and shifting collateral values from December 31, 2021 to March 31, 2022.

Management performed a current evaluation of the adequacy of the loan and lease loss allowance and, based on this evaluation, a loan loss provision of $500,000 and $1,000,000 was recorded for the three months ended March 31, 2022 and 2021, respectively.  The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not yet required to adopt the current expected credit loss (“CECL”) accounting standard.  The increase in the allowance for loan loss from $14,597,000 at December 31, 2021 to $15,147,000 at March 31, 2022 was primarily the result of providing for core loan growth during the three months ended March 31, 2022.

Noninterest Income

For the three months ended March 31, 2022, noninterest income totaled $5,750,000, an increase of $1,038,000 or 22 percent, compared to noninterest income of $4,712,000 for the same period in 2021.  Several components of noninterest income increased as a result of higher account and transaction volume due to both the Riverview acquisition and organic growth.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended March 31,
	2022	2021	$ Variance	% Variance
Mortgage banking income	$529	$2,379	$(1,850)	-78%
Income from fiduciary and wealth management activities	1,052	556	496	89%
Service charges on deposits	684	152	532	350%
ATM debit card interchange income	1,057	568	489	86%
Earnings from cash surrender value of life insurance	246	74	172	232%
Other income	2,118	791	1,327	168%

Mortgage banking income, representing a gain on sale of loans, was $529,000 for the three months ended March 31, 2022, a decrease of $1,850,000, compared to the $2,379,000 of mortgage banking income for the three months ended March 31, 2021.  Mortgage interest rates declined as a result of market responses to the pandemic, resulting in a significant increase in mortgage loan originations and secondary-market loan sales and gains during the first quarter of 2021. During the first quarter of 2022, the Fed announced one rate increase, and anticipated several additional increases throughout the remainder of 2022. As a result of the corresponding mortgage rate increases and an increase in property values driven by supply shortfalls and high liquidity levels among buyers, the mortgage loan refinancing market has slowed precipitously, and purchase money mortgage originations have slowed relative to historical lending volumes.

Income from fiduciary and wealth management activities was $1,052,000 for the three months ended March 31, 2022, an increase of $496,000 or 89 percent, compared to $556,000 during the three months ended March 31, 2021. The additional revenue was attributable to favorable growth in trust assets under management and increased sales of retail investments products, as a result of successful business development efforts by Mid Penn’s trust and wealth management team.

Service charges on deposits were $684,000 for the three months ended March 31, 2022, an increase of $532,000, compared to $152,000 for the same period in 2021. This increase was driven by an increase in collected charges on a higher volume of transactional deposit accounts, including deposit accounts assumed in the Riverview acquisition.

ATM debit card interchange income was $1,057,000 for the three months ended March 31, 2022, an increase of $489,000 or 86 percent, compared to the three months ended March 31, 2021.  The additional income is a result of an increased volume of checking accounts, and an increase in Mid Penn ATM and debit card activity, which included an increase in transaction volume resulting from the accounts acquired in the Riverview transaction.

Earnings from cash surrender value of life insurance was $246,000 for the three months ended March 31, 2022, an increase of $172,000, compared to $74,000 for the same period of 2021. The increase is a result of additional policies assumed during the Riverview acquisition.

Other income was $2,118,000 for the three months ended March 31, 2022, an increase of $1,327,000, compared to $791,000 during the three months ended March 31, 2021. As another prong of Mid Penn’s mortgage banking program, a mortgage hedging program was established in the latter half of 2021. For the three months ended March 31, 2022, $533,000 in mortgage hedging gains were recognized as a component of other income, while no similar gains were recognized during the same quarter of the prior year. Mid Penn also reflected increases in other miscellaneous income amounts as a result of the Riverview acquisition.

MID PENN BANCORP, INC.

Noninterest Expense

For the three months ended March 31, 2022, noninterest expense totaled $25,745,000, an increase of $8,187,000 or 47 percent, compared to noninterest expense of $17,558,000 for the same period in 2021. Several components of noninterest expense increased as a result of higher fixed and variable expenses due to both the Riverview acquisition and organic growth.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2022 versus the corresponding period in 2021:

(Dollars in Thousands)	Three Months Ended March 31,
	2022	2021	$ Variance	% Variance
Salaries and employee benefits	$13,244	$9,598	$3,646	38%
Occupancy expense, net	1,799	1,480	319	22%
Equipment expense	1,011	751	260	35%
Software licensing and utilization	2,106	1,445	661	46%
FDIC Assessment	591	470	121	26%
Legal and professional fees	639	426	213	50%
Charitable contributions qualifying for state tax credits	65	270	(205)	-76%
Intangible amortization	481	281	200	71%
Post-acquisition restructuring expenses	329	—	329	100%
Other expenses	5,351	2,717	2,634	97%

Salaries and employee benefits were $13,244,000 for the three months ended March 31, 2022, an increase of $3,646,000 or 38 percent, versus the same period in 2021, with the increase attributable to (i) the retail staff additions at the seven retail locations added through the Riverview acquisition; (ii) the retention of various Riverview team members through the completion of the systems integration, which occurred on March 4, 2022; and (iii) the addition of wealth management professionals, commercial lending professionals, and other staff additions in alignment with Mid Penn’s core banking and nonbanking growth initiatives.

Occupancy expenses increased $319,000 or 22 percent during the first three months of 2022 compared to the same period in 2021. Similarly, equipment expense increased $260,000 or 35 percent during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. These increases were driven by the facility operating costs and increased depreciation expense for building, furniture, and equipment associated with the addition of the Riverview acquisition.

Software licensing and utilization costs were $2,106,000 for the three months ended March 31, 2022, an increase of $661,000 or 46 percent compared to $1,445,000 for the three months ended March 31, 2021.  The increase is a result of additional costs to license (i) the additional Riverview branches, (ii) upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management, and (iii) increases in certain core processing fees as our customer base and transaction volume continue to grow.

FDIC assessment expense was $591,000 for the three months ended March 31, 2022, an increase of $121,000 or 26 percent compared to $470,000 for the three months ended March 31, 2021.  As a result of the Riverview acquisition and organic growth, the increased FDIC assessment aligns with the year-over-year growth of the average assets of the Bank on which the assessment is based.

Legal and professional fees were $639,000 for the three months ended March 31, 2022, an increase of $213,000 or 50 percent compared to $426,000 for the three months ended March 31, 2021, with this increase being attributable to consulting expenses related to personnel arrangements facilitating the assimilation of Riverview. Additionally, fees were incurred for expanded loan review coverage and software consulting services in the compliance area.

Charitable contributions qualifying for state tax credits were $65,000 for the three months ended March 31, 2022 compared to $270,000 for the same three-month period during 2021. Mid Penn continues to maximize the amount of contributions qualifying for state credits that can be made during 2022 and makes qualifying contributions, as allowable.

Intangible amortization increased from $281,000 during the first quarter of 2021 to $481,000 during the first quarter of 2022. Mid Penn recorded a customer list intangible asset of $2,160,000, and a core deposit intangible asset of $4,096,000 as a result of the Riverview acquisition. During the three months ended March 31, 2022, Mid Penn recorded $98,000 of expense related to the customer list and $143,000 of expense related to the core deposit intangible asset.

Post-acquisition restructuring expenses totaled $329,000 for the three months ended March 31, 2022 and primarily consisted of contract termination fees related to the Riverview acquisition.

Other expenses increased $2,634,000 or 97 percent from $2,717,000 during the three months ended March 31, 2021 to $5,351,000 for the same period in 2022. With the Riverview acquisition and organic growth, several categories within other expense experienced increases, including Pennsylvania Bank Shares taxes, constituting $620,000 of the increase, marketing, telephone, postage, courier, ATM and card processing, payroll processing, employee travel costs, and director fees. In addition, the quarter ended March 31, 2022 contained an impaired asset write-off of $664,000, representing the disposal of certain fixed assets and leasehold improvements from Riverview offices not being retained.

MID PENN BANCORP, INC.

Income Taxes

The provision for income taxes was $2,565,000 during the three months ended March 31, 2022, compared to $2,167,000 of income tax provision recorded for the same period in 2021. The provision for income taxes for the three months ended March 31, 2022 reflects a combined Federal and State effective tax rate of 18.4 percent compared to 18.9 percent for the three months ended March 31, 2021.  The decrease in the effective tax rate reflects (i) higher tax-exempt interest recognized due to an increase in tax-exempt securities being held in the investment security portfolio when compared to the prior year, and (ii) the favorable treatment of the increase in cash surrender value on bank owned life insurance policies, which are nontaxable for federal tax purposes. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments.  The realization of Mid Penn’s deferred tax assets is dependent on future earnings.  Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $4,667,174,000 as of March 31, 2022, reflecting a decrease of $22,251,000 or 0.47 percent compared to total assets of $4,689,425,000 as of December 31, 2021.  Included in total assets as of March 31, 2022 are $34,124,000 of Paycheck Protection Program (“PPP”) loans, net of deferred fees.  Comparatively, as of December 31, 2021, Mid Penn had $111,286,000 of PPP loans outstanding, net of deferred fees.  Mid Penn had $822,000 of PPP deferred loan processing fees not yet realized as income as of March 31, 2022, compared to $3,811,000 as of December 31, 2021. Mid Penn was a significant participating lender under the PPP, which was originally created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020, and further extended to May 31, 2021 by the PPP Extension Act of 2021.

Core banking loans (a non-GAAP measure calculated as total loans less PPP loans outstanding) totaled $3,087,470,000 as of March 31, 2022, an increase of $94,297,000 or 3 percent since year-end 2021, with this growth occurring primarily within Mid Penn’s commercial real estate and commercial real estate - construction loan portfolios.  This increase represents an annualized core banking loan growth rate of 13 percent since December 31, 2021.  Please refer to the section included herein under the heading “Reconciliation of Non-GAAP Measures (Unaudited)” for a discussion of our use of non-GAAP adjusted financial information, which includes tables reconciling GAAP and non-GAAP adjusted financial measures for these and certain other periods ended from March 31, 2021 through March 31, 2022.

Total deposits decreased $12,979,000 or 0.32 percent, from $4,002,016,000 on December 31, 2021, to $3,989,037,000 at March 31, 2022.  The decrease in total deposits since year-end 2021 was attributable to the maturity of certificates of deposit, which have renewed into lower rates, migrated to other deposit or retail investment products, or exited the Bank. Deposit growth of $1,322,210,000 since March 31, 2021 was positively impacted by the Riverview acquisition and significant increases in noninterest-bearing, interest-bearing, and money market deposits, primarily due to both expanded cash management and commercial deposit account relationships, and new deposits established as a result of Mid Penn’s PPP loan funding activities. Additionally, Mid Penn recognized a total core deposit increase, which excludes time deposits, of $60,524,000 or 2 percent (7 percent annualized) during the first three months of 2022.

Loans

Total loans as of March 31, 2022 were $3,121,531,000 compared to $3,104,396,000 as of December 31, 2021, an increase of $17,135,000 since year-end 2021.  This increase was driven by organic loan growth within Mid Penn’s commercial real estate and commercial and industrial financing portfolios, net of PPP loan forgiveness.

(Dollars in thousands)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Commercial and industrial	$586,444	18.8%	$619,562	20.0%
Commercial real estate	1,722,668	55.2%	1,668,142	53.7%
Commercial real estate - construction	382,131	12.2%	372,734	12.0%
Residential mortgage	305,311	9.8%	323,223	10.4%
Home equity	113,519	3.6%	110,306	3.6%
Consumer	11,458	0.4%	10,429	0.5%
	$3,121,531	100.0%	$3,104,396	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

The allowance for loan losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan losses was recorded against the $34,124,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of March 31, 2022.

MID PENN BANCORP, INC.

For the three months ended March 31, 2022, Mid Penn had net loan recoveries of $50,000 compared to net loan charge-offs of $791,000 during the same period in 2021. None of the charge-offs during the three months ended March 31, 2022 or 2021 were a result of the COVID-19 pandemic.  Loans charged off during the first three months of 2022 totaled $57,000 and included three consumer loans for $3,000 and $54,000 in deposit account charge-offs.  Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan losses as compared to the balance of outstanding loans.

Changes in the allowance for the three months ended March 31, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$14,597	$13,382

Loans charged off during period	(57)	(865)
Recoveries of loans previously charged off	107	74
Net charge-offs	50	(791)

Provision for loan and lease losses	500	1,000
Balance, end of period	$15,147	$13,591

Ratio of net loan charge-offs to average loans outstanding, annualized	-0.01%	0.07%

Ratio of allowance for loan losses to net loans at end of period	0.49%	0.47%

Excluding PPP loans, which are guaranteed by the SBA and have no associated loss allowance, the allowance for loan and lease losses as a percentage of core loans (a non-GAAP financial measure) were 0.49 percent at both March 31, 2022 and December 31, 2021.  Please refer to the section included herein under the heading “Reconciliation of Non-GAAP Measures (Unaudited)” for a discussion of our use of non-GAAP adjusted financial information, which includes tables reconciling GAAP and non-GAAP adjusted financial measures for these and certain other periods ended from March 31, 2021 to March 31, 2022.

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of March 31, 2022, December 31, 2021, and March 31, 2021.

(Dollars in thousands)
	March 31, 2022	December 31, 2021	March 31, 2021
Nonperforming Assets:
Nonaccrual loans	$7,507	$9,547	$6,220
Accruing troubled debt restructured loans	430	435	457
Total nonperforming loans	7,937	9,982	6,677

Foreclosed real estate	125	-	154
Total non-performing assets	8,062	9,982	6,831

Accruing loans 90 days or more past due	133	515	—
Total risk elements	$8,195	$10,497	$6,831

Nonperforming loans as a % of total
loans outstanding	0.25%	0.32%	0.25%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.26%	0.32%	0.26%

Ratio of allowance for loan losses
to nonperforming loans	190.84%	146.23%	203.55%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Total nonperforming assets were $8,195,000 at March 31, 2022, a decrease compared to nonperforming assets of $10,497,000 at December 31, 2021 and an increase compared to $6,831,000 at March 31, 2021. The decrease in nonperforming assets since December 31, 2021 was primarily the result of the successful workout of two nonaccrual home equity loans amongst one relationship totaling $2,278,000 during the three months ended March 31, 2022. The nonperforming assets included acquired impaired loans assumed in the Riverview transaction totaled $3,289,000 as of December 31, 2021.  Foreclosed real estate held for sale increased from zero at December 31, 2021 to $125,000 as of March 31, 2022, due to two residential mortgage loans that went into foreclosure during the first quarter of 2022.

One nonaccrual relationship that was settled during the first quarter is discussed in detail below.

During the first quarter of 2022, an unrelated party acquired the real estate for an amount sufficient to completely payoff the contractual outstanding principal balance of a nonaccrual loan relationship, comprised of two home equity loans acquired in 2018, totaling $2,278,000. As of March 31, 2022, the outstanding principal, any interest due, and all fees were paid off entirely, with no charge-off related to this loan relationship. These loans were transferred from accrual to nonaccrual status during the second quarter of 2020.

Given this substantial settlement, nonperforming assets were 0.26 percent of the total of loans plus other real estate assets as of March 31, 2022, a favorable reduction compared to 0.32 percent at December 31, 2021, and consistent with 0.26 percent at March 31, 2021.  Loan loss reserves as a percentage of nonperforming loans increased to 191 percent at March 31, 2022, compared to 146 percent at December 31, 2021 and decreased compared to 203 percent at March 31, 2021.

One loan relationship which accounts for $1,221,000 of the nonperforming loan balance as of March 31, 2022 is discussed in more detail below.

The contractual outstanding principal balance of this commercial real estate-construction loan was $1,121,000 at March 31, 2022. This loan was acquired in November 2021 in nonaccrual status during the Riverview acquisition.  This loan is collateralized primarily by commercial real estate, and given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been currently assigned to this relationship.  Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loan.

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to writing down or charging off the loan.  Once the write-down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.  The following table provides additional analysis of partially charged-off loans.

MID PENN BANCORP, INC.

(Dollars in thousands)
	March 31, 2022	December 31, 2021
Period ending total loans outstanding	$3,121,531	$3,104,396
Allowance for loan and lease losses	15,147	14,597
Total Nonperforming loans	7,937	9,982
Nonperforming and impaired loans with partial charge-offs	113	107

Ratio of nonperforming loans with partial charge-offs
to total loans	0.00%	0.00%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	1.42%	1.07%

Coverage ratio net of nonperforming loans with
partial charge-offs	193.60%	147.82%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.49%	0.47%

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

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans rated as nonaccrual or lower will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans rated as impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered, and the collateral evaluation is modified to reflect any variation in value.  A specific allocation of allowance is made for any anticipated collateral shortfall.  The balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charge-off for residential mortgage loans begins upon a loan becoming delinquent for 90 days and not in the process of collection.  The existing appraisal is reviewed, and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Consumer loans are recommended for charge-off after reaching delinquency of 90 days and the loan is not well-secured or otherwise not probable for collection.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

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

Mid Penn had loans with an aggregate balance of $7,761,000 which were deemed by management to be impaired at March 31, 2022, including $4,700,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015, the Scottdale and First Priority acquisitions in 2018, and the Riverview acquisition in 2021.  Of the $3,061,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $523,000 were commercial and industrial relationships, $1,101,000 were commercial real estate relationships, $99,000 were home equity relationships, and $1,338,000 were residential relationships.  There were specific loan loss reserve allocations of $114,000 against $280,000 of commercial real estate loan relationships and $75,000 of specific loan loss reserve allocations against $523,000 of commercial and industrial loan relationships.  Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

In establishing the allowance, management evaluates on a quantitative basis individual classified loans and nonaccrual loans and determines an aggregate reserve for those loans based on that review.  In addition, an allowance for the remainder of the loan and lease portfolio is determined based on historical loss experience within certain components of the portfolio.  These allocations may be modified if current conditions indicate that loan and lease losses may differ from historical experience.

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

MID PENN BANCORP, INC.

portfolio loss factors. Changes from these various other uncertainties and considerations may impact the provisions charged to expense in future periods.

Management believes, based on information currently available, that the allowance for loan losses of $15,147,000 is adequate as of March 31, 2022 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

The major sources of cash received in the first three months of 2022 were from $267,867,000 of proceeds from sales of mortgage loans originated for sale, $5,898,000 of proceeds from the maturity or call of held-to-maturity securities, and $1,497,000 from the reduction of restricted investment in bank stock.

Major uses of cash in the first three months of 2022 were $90,330,000 of purchases of available-for-sale investment securities, $39,928,000 of purchases of held-to-maturity investment securities, and $17,271,000 net increase in loans and leases.

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

MID PENN BANCORP, INC.

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

The December 2020 Notes bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.5%.  Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021.  The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals.  Additionally, if (i) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (ii) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes, or (iii) Mid Penn will be considered an “investment company,” Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes.  In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of March 31, 2022 and December 31, 2021.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn Bancorp, Inc. entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the “March 2020 Notes”).  As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6,870,000 of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of March 31, 2022 was $8,130,000.  The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of March 31, 2022 and December 31, 2021.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of March 31, 2022 and December 31, 2021.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due in 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of March 31, 2022.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of March 31, 2022 and December 31, 2021.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $38,000 at March 31, 2022 and $44,000 at December 31, 2021.

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

Mid Penn has implemented these changes in determining and reporting the regulatory ratios of Mid Penn and the Bank and has concluded that the new rules do not have a material adverse effect on Mid Penn’s financial condition.

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

Shareholders’ equity increased by $4,085,000 or 0.83 percent from $490,076,000 as of December 31, 2021 to $494,161,000 as of March 31, 2022, primarily due to (i) earnings for the quarter ended March 31, 2022 of $11,354,000; less (ii) dividends paid of $3,191,000 during the calendar quarter; and (iii) a decrease in the carrying value of the available-for-sale investment portfolio during the quarter of $5,230,000. Regulatory capital ratios for both Mid Penn and its banking subsidiary exceeded regulatory “well-capitalized” levels at both March 31, 2022 and December 31, 2021. As previously announced Mid Penn completed a public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000. The net proceeds of the offering after deducting the underwriting discount and offering expenses were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for first quarter of 2022 earnings per share calculations.

Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below.  At March 31, 2022, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of March 31, 2022 and December 31, 2021:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of March 31, 2022:
Tier 1 Capital (to Average Assets)	$384,765	8.4%	$182,999	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	375,484	11.7%	224,033	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	384,765	12.0%	272,040	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	461,839	14.4%	336,050	10.5%	N/A	N/A

Mid Penn Bank
As of March 31, 2022:
Tier 1 Capital (to Average Assets)	$411,966	9.0%	$182,917	4.0%	$228,646	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	411,966	12.9%	223,882	7.0%	207,890	6.5%
Tier 1 Capital (to Risk Weighted Assets)	411,966	12.9%	271,856	8.5%	255,865	8.0%
Total Capital (to Risk Weighted Assets)	427,187	13.4%	335,823	10.5%	319,831	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2021:
Tier 1 Capital (to Average Assets)	$374,368	8.1%	$185,764	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	365,084	11.7%	217,579	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	374,368	12.0%	264,203	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	452,527	14.6%	326,369	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2021:
Tier 1 Capital (to Average Assets)	$398,773	8.6%	$185,721	4.0%	$232,151	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	217,446	7.0%	201,914	6.5%
Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	264,041	8.5%	248,510	8.0%
Total Capital (to Risk Weighted Assets)	413,442	13.3%	326,169	10.5%	310,637	10.0%

(a)	Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

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

(Dollars in thousands)	March 31,	December 31,	March 31,
	2022	2021	2021
Loans and leases, net of unearned interest	$3,121,531	$3,104,396	$2,646,236
Less: PPP loans, net of deferred fees	34,124	111,286	590,035
Non-PPP core banking loans	3,087,407	2,993,110	2,056,201

Allowance for loan and lease losses	$15,147	$14,597	$13,591

Ratio of allowance for loan losses to net loans at end of period	0.49%	0.47%	0.51%

Ratio of allowance for loan losses to non-PPP core banking loans at end of period	0.49%	0.49%	0.66%

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

Management reviews interest rate risk on a quarterly basis.  This analysis includes earnings scenarios whereby interest rates are increased and decreased by 100, 200, and 300 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management.  At March 31, 2022, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

March 31, 2022			December 31, 2021
	% Change in			% Change in
Change in	Net Interest	Policy	Change in	Net Interest	Policy
Basis Points	Income	Risk Limit	Basis Points	Income	Risk Limit
300	26.46%	≥ -20%	300	21.08%	≥ -20%
200	17.44%	≥ -15%	200	13.70%	≥ -15%
100	8.46%	≥ -10%	100	6.53%	≥ -10%
0			0
(100)	-6.69%	≥ -10%	(100)	-6.38%	≥ -10%
(200)	-12.23%	≥ -15%	(200)	-13.11%	≥ -15%
(300)	-17.37%	≥ -20%	(300)	-19.59%	≥ -20%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon their evaluation of those controls and procedures as of March 31, 2022, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the three months ended March 31, 2022.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, to determine if there were material changes applicable to the three months ended March 31, 2022.  There are no material changes to such risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the program remains available as it was extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The treasury stock repurchase program authorizes the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represents approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022.  Under the program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

A summary of treasury stock activity during the three months ended March 31, 2022 is presented below.

				Approximate Dollar
			Total Number of Shares	Value of Shares That
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
January 1 - January 31, 2022	—	$—	—	$13,077,211
February 1 - February 28, 2022	—	$—	—	$13,077,211
March 1 - March 31, 2022	—	$—	—	$13,077,211

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 – OTHER INFORMATION

None

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

•

Exhibit 3(i) – The Registrant’s amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2019).

•	Exhibit 3(ii) – The Registrant’s By-laws (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2020.)
•	Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.
•	Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document
•	Exhibit 101.CAL – Inline XBRL Taxonomy Extension Calculation Linkbase Document
•	Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document
•	Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document
•	Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document
•	Exhibit 104 – Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)

MID PENN BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
Chair, President and CEO
(Principal Executive Officer)

Date:	May 9, 2022

By:	/s/ Justin T. Webb
Justin T. Webb
Interim Chief Financial Officer

Date:	May 9, 2022