Form 10-Q
period 2022-06-30
MID PENN BANCORP INC
filed 2022-08-05
CIK 879635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 15,878,193 shares of common stock outstanding.

FORM 10-Q

Unless the context otherwise requires, the terms “Mid Penn”, “Corporation” “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$64,440	$41,100
Interest-bearing balances with other financial institutions	4,909	146,031
Federal funds sold	167,437	726,621
Total cash and cash equivalents	236,786	913,752

Investment securities held to maturity, at amortized cost (fair value $365,288 and $330,626)	399,032	329,257
Investment securities available for sale, at fair value	218,698	62,862
Equity securities available for sale, at fair value	454	500
Loans held for sale, at fair value	9,574	11,514
Loans and leases, net of unearned interest	3,180,033	3,104,396
Less: Allowance for loan and lease losses	(16,876)	(14,597)
Net loans and leases	3,163,157	3,089,799

Bank premises and equipment, net	33,732	33,232
Bank premises and equipment held for sale	2,574	3,907
Operating lease right of use asset	8,326	9,055
Finance lease right of use asset	2,997	3,087
Cash surrender value of life insurance	50,169	49,661
Restricted investment in bank stocks	4,234	9,134
Accrued interest receivable	12,902	11,328
Deferred income taxes	13,780	10,779
Goodwill	113,835	113,835
Core deposit and other intangibles, net	7,729	9,436
Foreclosed assets held for sale	69	—
Other assets	32,115	28,287
Total Assets	$4,310,163	$4,689,425

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$850,180	$850,438
Interest-bearing demand	1,023,027	1,066,852
Money Market	999,556	1,076,593
Savings	354,677	381,476
Time	475,147	626,657
Total Deposits	3,702,587	4,002,016

Long-term debt	4,592	81,270
Subordinated debt and trust preferred securities	73,995	74,274
Operating lease liability	10,324	11,363
Accrued interest payable	1,542	1,791
Other liabilities	21,288	28,635
Total Liabilities	3,814,328	4,199,349

Shareholders' Equity:
Common stock, par value $1.00 per share; 20.0 million shares authorized; 16.1 million issued at June 30, 2022 and at December 31, 2021; 15.9 million outstanding at June 30, 2022 and 16.0 million at December 31, 2021	16,081	16,056
Additional paid-in capital	386,128	384,742
Retained earnings	108,265	91,043
Accumulated other comprehensive (loss) income	(9,759)	158
Treasury stock, at cost; 202,364 shares at June 30, 2022 and 98,452 shares at December 31, 2021	(4,880)	(1,923)
Total Shareholders’ Equity	495,835	490,076
Total Liabilities and Shareholders' Equity	$4,310,163	$4,689,425

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans and leases	$34,264	$29,835	$69,280	$58,165
Interest and dividends on investment securities:
U.S. Treasury and government agencies	2,329	225	3,865	403
State and political subdivision obligations, tax-exempt	379	278	715	555
Other securities	504	291	921	593
Total Interest and Dividends on Investment Securities	3,212	794	5,501	1,551

Interest on other interest-bearing balances	8	2	21	4
Interest on federal funds sold	736	98	1,050	177
Total Interest Income	38,220	30,729	75,852	59,897
INTEREST EXPENSE
Interest on deposits	2,019	2,916	4,313	5,882
Interest on short-term borrowings	—	232	—	406
Interest on long-term and subordinated debt	768	704	1,692	1,407
Total Interest Expense	2,787	3,852	6,005	7,695
Net Interest Income	35,433	26,877	69,847	52,202
PROVISION FOR LOAN AND LEASE LOSSES	1,725	1,150	2,225	2,150
Net Interest Income After Provision for Loan and Lease Losses	33,708	25,727	67,622	50,052
NONINTEREST INCOME
Mortgage banking income	305	2,841	834	5,220
Income from fiduciary and wealth management activities	1,205	542	2,257	1,098
Service charges on deposits	450	177	1,134	329
ATM debit card interchange income	1,128	656	2,185	1,224
Net gain on sales of SBA loans	119	355	110	455
Merchant services income	87	209	160	301
Earnings from cash surrender value of life insurance	262	75	508	149
Other income	1,674	797	3,792	1,588
Total Noninterest Income	5,230	5,652	10,980	10,364
NONINTEREST EXPENSE
Salaries and employee benefits	12,340	9,933	25,584	19,531
Occupancy expense, net	1,655	1,317	3,454	2,797
Equipment expense	1,112	741	2,123	1,492
Software licensing and utilization	1,821	1,497	3,927	2,942
FDIC Assessment	506	433	1,097	903
Legal and professional fees	694	555	1,333	981
Charitable contributions qualifying for State tax credits	125	365	190	635
Mortgage banking profit-sharing expense	33	745	178	865
Gain on sale or write-down of foreclosed assets, net	(15)	(19)	(31)	(19)
Intangible amortization	521	276	1,002	557
Merger and acquisition expense	—	522	—	522
Post-acquisition restructuring expense	—	—	329	—
Other expenses	5,123	3,091	10,474	5,808
Total Noninterest Expense	23,915	19,456	49,660	37,014
INCOME BEFORE PROVISION FOR INCOME TAXES	15,023	11,923	28,942	23,402
Provision for income taxes	2,771	2,310	5,336	4,477
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,252	$9,613	$23,606	$18,925

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.77	$0.93	$1.48	$2.02
Diluted Earnings Per Common Share	$0.77	$0.93	$1.48	$2.02
Cash Dividends Declared	$0.20	$0.20	$0.40	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended June 30,
	2022	2021

Net income	$12,252	$9,613

Other comprehensive loss:

Unrealized (loss) income arising during the period on available-for-sale
securities, net of income taxes of ($1,279) and ($6), respectively	(4,812)	21

Change in defined benefit plans, net of income taxes of $0 and ($80), respectively (a)	—	(302)

Reclassification adjustment for settlement losses and other activity related to benefit
plans, net of income taxes of $0 and $0, respectively (b)	(1)	(1)

Total other comprehensive loss	(4,813)	(282)

Total comprehensive income	$7,439	$9,331

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021

Net income	$23,606	$18,925

Other comprehensive (loss) income:

Unrealized (loss) income arising during the period on available-for-sale
securities, net of income taxes of ($2,669) and ($6), respectively	(10,042)	22

Change in defined benefit plans, net of income tax impact of $33 and $79, respectively (b)	127	298

Reclassification adjustment for settlement losses and other activity related to benefit
plans, net of income taxes of $0 and ($12), respectively (c)	(2)	(44)

Total other comprehensive (loss) income	(9,917)	276

Total comprehensive income	$13,689	$19,201

(a)	The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(b)

The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss.  Amounts are included in other income on the consolidated statements of income within total noninterest income.  Please reference Note 11 – Defined Benefit Plans, for more information.

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2022	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076
Net income	—	—	11,354	—	—	11,354
Total other comprehensive loss, net of taxes	—	—	—	(5,104)	—	(5,104)
Common stock cash dividends declared, $0.20 per share	—	—	(3,191)	—	—	(3,191)
Riverview restricted stock adjustment	—	776	—	—	—	776
Employee Stock Purchase Plan (1,710 shares)	2	44	—	—	—	46
Director Stock Purchase Plan (1,377 shares)	1	35	—	—	—	36
Restricted stock activity	—	168	—	—	—	168
Balance, March 31, 2022	$16,059	$385,765	$99,206	$(4,946)	$(1,923)	$494,161

Net income	—	—	12,252	—	—	12,252
Total other comprehensive loss, net of taxes	—	—	—	(4,813)	—	(4,813)
Common stock cash dividends declared, $0.20 per share	—	—	(3,193)	—	—	(3,193)
Repurchased stock (103,912 shares)	—	—	—	—	(2,957)	(2,957)
Employee Stock Purchase Plan (1,899 shares)	2	49	—	—	—	51
Director Stock Purchase Plan (1,589 shares)	2	41	—	—	—	43
Restricted stock activity (17,200 shares)	18	273	—	—	—	291
Balance, June 30, 2022	$16,081	$386,128	$108,265	$(9,759)	$(4,880)	$495,835

(Dollars in thousands)				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2021	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688
Net income	—	—	9,312	—	—	9,312
Total other comprehensive income, net of taxes	—	—	—	558	—	558
Common stock cash dividends declared, $0.19 per share	—	—	(1,599)	—	—	(1,599)
Repurchased stock (5,800 shares)	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan (1,647 shares)	2	38	—	—	—	40
Director Stock Purchase Plan (1,743 shares)	1	32	—	—	—	33
Restricted stock activity	—	132	—	—	—	132
Balance, March 31, 2021	$8,515	$179,055	$77,888	$501	$(1,923)	$264,036

Net income	—	—	9,613	—	—	9,613
Total other comprehensive loss, net of taxes	—	—	—	(282)	—	(282)
Common stock cash dividends declared, $0.20 per share	—	—	(2,281)	—	—	(2,281)
Common shares issued through follow-on public offering (2,990,000 shares), net of underwriting discounts and offering expenses	2,990	67,248	—	—	—	70,238
Employee Stock Purchase Plan (2,365 shares)	1	37	—	—	—	38
Director Stock Purchase Plan (2,231 shares)	1	33	—	—	—	34
Restricted stock activity	—	173	—	—	—	173
Balance, June 30, 2021	$11,507	$246,546	$85,220	$219	$(1,923)	$341,569

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net Income	$23,606	$18,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,225	2,150
Depreciation	1,993	1,639
Amortization of intangibles	1,002	557
Net amortization of security discounts/premiums	384	326
Amortization of operating lease right of use assets	844	857
Amortization of finance lease right of use asset	90	90
Earnings on cash surrender value of life insurance	(508)	(149)
Mortgage loans originated for sale	(82,142)	(178,492)
Proceeds from sales of mortgage loans originated for sale	84,916	185,016
Gain on sale of mortgage loans	(834)	(5,220)
SBA loans originated for sale	(2,636)	(4,894)
Proceeds from sales of SBA loans originated for sale	2,807	5,349
Gain on sale of SBA loans	(110)	(455)
Gain on disposal or write-down of property, plant, and equipment	(71)	(25)
Gain on sale or write-down of foreclosed assets	(31)	(19)
Loss on sale of bank premises and equipment held for sale	1,333	—
Write-off of bank premises and equipment held for sale	705	—
Accretion of subordinated debt	(279)	—
Stock compensation expense	459	305
Deferred income tax benefit	(206)	(1,597)
(Increase) decrease in accrued interest receivable	(1,574)	2,333
(Increase) decrease in other assets	(3,828)	3,633
(Decrease) increase in accrued interest payable	(249)	115
Net change in operating lease liability	(1,154)	(877)
Decrease in other liabilities	(7,301)	(1,570)
Net Cash Provided By Operating Activities	19,441	27,997

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	5,439	2,500
Purchases of available-for-sale securities	(174,102)	(4,892)
Proceeds from the maturity or call of held-to-maturity securities	9,620	22,757
Purchases of held-to-maturity securities	(79,664)	(47,818)
Reduction of restricted investment in bank stock	4,900	778
Net increase in loans and leases	(75,753)	(111,987)
Purchases of bank premises and equipment	(2,549)	(1,515)
Proceeds from the sale of bank premises and equipment	127	29
Proceeds from the sale of foreclosed assets	71	162
Net Cash Used In Investing Activities	(311,911)	(139,986)

Financing Activities:
Net (decrease) increase in deposits	(299,429)	307,544
Net increase in short-term borrowings	—	71,272
Common stock dividends paid	(6,384)	(4,301)
Proceeds from Employee Stock Purchase Plan stock issuance	97	78
Proceeds from Director Stock Purchase Plan stock issuance	79	67
Proceeds from follow-on common stock public offering	-	70,238
Treasury stock purchased	(2,957)	(128)
Riverview restricted stock adjustment	776	—
Net change in finance lease liability	(44)	(43)
Long-term debt repayment	(76,634)	(115)
Net Cash (Used In) Provided By Financing Activities	(384,496)	444,612

Net (decrease) increase in cash and cash equivalents	(676,966)	332,623
Cash and cash equivalents, beginning of period	913,752	303,724
Cash and cash equivalents, end of period	$236,786	$636,347

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,467	$7,580
Cash paid for income taxes	3,500	5,820

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$115	$1,064
Recognition of operating lease liabilities	115	1,064
Obsolete Riverview asset writeoff	705	—
Loans transferred to foreclosed assets held for sale	109	20
Held-to-maturity securities purchased, not settled	524	—

The accompanying notes are an integral part of these consolidated financial statements.

MID PENN BANCORP, INC.

Note 1 - Basis of Presentation

For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and three nonbank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services and capabilities of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of June 30, 2022, the accounts and activities of these nonbank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The comparability of Mid Penn’s results of operations for the period ended June 30, 2022, compared to the periods ended June 30, 2021 and the year ended December 31, 2021, in general, has been materially impacted by this acquisition, as further described in Note 3. For comparative purposes, the June 30, 2021 and December 31, 2021 balances have been reclassified, when necessary, to conform to the 2022 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

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

MID PENN BANCORP, INC.

Equity Securities

In accordance with ASC Topic 825, Financial Instruments, Mid Penn reports its equity securities with readily determinable fair values at fair value on the consolidated balance sheets, with realized and unrealized gains and losses reported in other expense on the consolidated statements of income.  Mid Penn’s equity securities consisted of Community Reinvestment Act (“CRA”) funds with a fair value totaling $454,000 and $500,000 as of June 30, 2022 and December 31, 2021, respectively.  No equity securities were sold during the three months or six months ended June 30, 2022 or June 30, 2021.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan and lease losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans, generally being amortized over the contractual life of the loan.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

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

Payroll Protection Program (“PPP”) Loans

Included in total loans as of June 30, 2022, within the commercial and industrial loan portfolio classification, are $4,966,000 of PPP loans, net of deferred fees, which, as of June 30, 2022, were still outstanding as the remaining borrowers and the Small Business Administration (“SBA”) had not yet completed the loan forgiveness and repayment process. Comparatively, as of December 31, 2021, Mid Penn had $111,286,000 of PPP loans outstanding, net of deferred fees.  Mid Penn has been a significant participating lender under the PPP, which was originally created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020, and extended by the signing of the Consolidated Appropriations Act, 2021 into law on December 27, 2020, and further extended to May 31, 2021 by the PPP Extension Act of 2021. The PPP loans, which are 100% guaranteed by the SBA, have up to a five-year term to maturity and carry a low interest rate of 1% throughout the loan term.

The SBA also provided a processing fee per loan to financial institutions who participated in the PPP, with the amount of such fee generally ranging from 1% to 5% as pre-determined by the SBA dependent upon the size of each respective credit.  As of June 30, 2022, Mid Penn had received $42,520,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the PPP initiative, consisting of (i) $20,883,000 of loan processing fees received related to PPP loans funded during the

MID PENN BANCORP, INC.

year ended December 31, 2020, (ii) $17,997,000 of loan processing fees received related to PPP loans funded during the year ended December 31, 2021, and (iii) $3,640,000 during the six months ended June 30, 2022. In addition to receiving and deferring the processing fees, Mid Penn recorded and deferred related loan origination costs, and in accordance with ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, the processing fees and loan origination costs are being amortized to interest and fees on loans and leases on the consolidated statements of income over the life of each respective loan.  As of June 30, 2022, Mid Penn had $171,000 of PPP deferred loan processing fees not yet realized as income. Comparatively, as of December 31, 2021, Mid Penn had PPP deferred loan processing fees not yet realized as income totaling $3,811,000. Mid Penn recognized $3,640,000 of PPP processing fees during the quarter ended June 30, 2022, compared to $6,244,000 of PPP processing fees for the same period of 2021. PPP processing fees are reflected within interest and fees on loans and leases on the consolidated statements of income.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“allowance”) and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL.  The allowance consists of (i) the allowance for loan and lease losses, and (ii) the reserve for unfunded lending commitments. The allowance for loan and lease losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The reserve for unfunded lending commitments was $74,000 at June 30, 2022 and $72,000 at December 31, 2021.

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

The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.  These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures (including underwriting standards), changes in the mix and volume of loans originated, the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, shifting industry or portfolio concentrations, and other relevant factors. Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation.  Adjustments to the factors are supported through documentation of changes in conditions in relevant analyses and a narrative accompanying the allowance for loan and lease loss calculation.

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

Mid Penn evaluates loans for charge-off on a monthly basis.  Policies that govern the recommendation for charge-off are unique to the type of loan being considered.  Commercial loans classified as substandard nonaccrual, doubtful or having probable loss will first have a collateral evaluation completed in accordance with the guidance on impaired loans.  Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation.  The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment.  Commercial real estate loans determined to be impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans.  An updated real estate valuation is ordered, and the collateral evaluation is modified to reflect any variations in value.  A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a nonperforming loan with the original terms and interest rate intact (not restructured).  The process of charging off a residential mortgage loan begins when a loan becomes delinquent for 90 days and is not in the process of collection.  The existing appraisal is reviewed, and a lien search is obtained to determine lien position and any instances of intervening liens.  A new appraisal of the property will be ordered if deemed necessary by management and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation.  Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of either bankruptcy or if there is an amount deemed uncollectible.  The collateral shortfall of the consumer loan is recommended for charge-off at this point.

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

MID PENN BANCORP, INC.

The allowance calculation methodology includes segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors, and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments.  Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful, and loss.  Loans criticized as special mention have potential weaknesses that deserve management’s close attention.  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable.  Loans classified as a loss are considered uncollectible and are charged to the allowance for loan and lease losses.  Any loans not classified as noted above are rated pass.

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

Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan and lease losses is adequate.

Mid Penn had $4,966,000 and $111,286,000 of PPP loans outstanding, net of deferred fees, as of June 30, 2022 and December 31, 2021, respectively, which though they are classified as commercial and industrial credits, are guaranteed by the Small Business Administration and, thus, have no loss reserve allocated to them.

Acquired Loans

Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of the acquired entity’s related allowance for loan and lease losses.  Loans acquired at fair value and included in the balance of loans and leases, net of unearned interest, on the consolidated balance sheets totaled $895,855,000 and $1,010,039,000 as of June 30, 2022 and December 31, 2021, respectively.  The fair value of the acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

Loans acquired through business combinations that do not meet the specific criteria of ASC 310-30 are accounted for under ASC 310-20.  These loans are initially recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments.  Purchase premiums or discounts are subsequently amortized as an adjustment to yield over the estimated contractual lives of the loans.  There is no allowance for loan and lease losses established at the acquisition date for acquired performing loans.  An allowance for loan and lease losses is recorded for any credit deterioration in these loans subsequent to acquisition.

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

MID PENN BANCORP, INC.

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

Bank Premises and Equipment Held for Sale

Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and at June 30, 2022 and December 31, 2021, totaled $2,574,000 and $3,907,000, respectively. These balances are related to the December 7, 2021 announcement of a Retail Network Optimization Plan under which the Bank announced its intention to close certain retail locations throughout its expanded footprint. The branch closures occurred on March 4, 2022.  Adjustments to record these held for sale assets at the lower of cost or fair value related to the held for sale properties were included in post-acquisition restructuring expenses and totaled $874,000 for the year ended December 31, 2021. During the six months ended June 30, 2022, Mid Penn had a write-off expense of obsolete bank premises and equipment held for sale of $705,000, as a result of branch closures during the first quarter of 2022, as previously announced on a Form 8-K dated December 7, 2021. There were no impairment charges recorded during the six months ended June 30, 2022 or 2021.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale consist primarily of real estate acquired through, or in lieu of, foreclosure in settlement of debt, and are recorded at fair value less the selling costs at the date of transfer, establishing a new cost basis.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan and lease losses. Subsequent to acquisition, foreclosed assets are carried at fair value less estimated costs of disposal, based upon periodic evaluations that consider changes in market conditions and development and disposal

MID PENN BANCORP, INC.

costs.  Operating results from assets acquired in satisfaction of debt, including rental income less operating costs and gains or losses on the sale of, or the periodic evaluation of foreclosed assets, are recorded in noninterest expense.

As of June 30, 2022, Mid Penn had no residential real estate held in other real estate owned and $752,000 loans for which formal foreclosure proceedings were in process.  As of December 31, 2021, Mid Penn had no residential real estate held in other real estate owned and no loans for which formal foreclosure proceedings were in process.

Leases

Mid Penn leases certain premises and equipment and adopted Accounting Standards Update 2016-02, Leases (Topic 842). In accordance with Accounting Standards Update (“ASU”) 2016-02, Mid Penn recognizes a right-of-use asset and a related lease liability for each distinct lease agreement.  The lease right-of-use asset consists of the amount of the initial measurement of the lease liability, adjusted for (i) any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and (ii) any initial direct costs incurred by the lessee (defined as costs of a lease that would not have been incurred had the lease not been executed). The related lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, all lease liability amounts were calculated using Mid Penn’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term.

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

Investments in Limited Partnerships

Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania.  The carrying value of Mid Penn’s investment in the limited partnership was $80,000 at June 30, 2022, and $102,000 at December 31, 2021, net of amortization, using the straight-line method.  The investment in this limited partnership is reported in other assets on the consolidated balance sheets, and Mid Penn’s maximum exposure to loss is limited to the carrying value of the investment.

Mid Penn owns a limited partnership interest in a low-income housing project with thirty-seven apartments and common amenities in Dauphin County, Pennsylvania.  The total investment in this limited partnership, net of amortization to date, was $5,585,000 and $5,962,000 on June 30, 2022 and December 31, 2021, respectively, and was included in the reported balance of other assets on the consolidated balance sheet. All of the units qualified for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended.  Mid Penn’s limited partner capital contribution totaled $7,506,000 and the investment was fully funded within a three-year period beginning in 2018 and ending during the first quarter of 2021.  The investment in the limited partnership is reported in other assets on the consolidated balance sheet and is being amortized over a ten-year period using the cost amortization method which began upon commencement of operations of the facility in December 2019. The project was formally awarded $8,530,000 in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2019 through November 2029, with an annual LIHTC amount of $853,000 to be awarded to Mid Penn for the year-ended December 31, 2021.

MID PENN BANCORP, INC.

Core Deposit Intangible

Core deposit intangible is a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases.  The carrying amount of core deposit intangible was $5,780,000 and $7,282,000 at June 30, 2022 and December 31, 2021, respectively. The core deposit intangible is being amortized over a ten-year period starting at each respective acquisition date and using the sum-of-the-year’s digits amortization method. The current balance of the core deposit intangible includes unamortized assets from (i) the Phoenix Bancorp, Inc. acquisition (“Phoenix”) in March 2015, (ii) The Scottdale Bank and Trust Company acquisition (“Scottdale”) in January 2018, (iii) the First Priority Financial Corp. acquisition (“First Priority) in July 2018, and (iv) the Riverview acquisition in November 2021. Core deposit amortization expense is reflected in the consolidated statements of income in intangible amortization and was $797,000 and $543,000 for the six months ended June 30, 2022 and 2021, respectively.  Core deposit intangible assets are subject to impairment testing whenever events or changes in circumstances indicate the need for such evaluation. For much of the year ended December 31, 2021, and through the six months ended June 30, 2022, the novel coronavirus (“COVID-19”) global pandemic continued to impact the United States including the State of Pennsylvania and Mid Penn’s market area and communities and customers.  Accordingly, Mid Penn management evaluated whether this ongoing COVID-19 pandemic resulted in any impairment to Mid Penn’s business and the value of its acquired consumer demand and savings deposit base.  Management’s determination was that there was no impairment to its core deposit intangible to date as a result of the pandemic or related factors.  Supporting this assertion, and as reflected in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, Mid Penn has recognized a total core deposit increase, which excludes time deposits, of $711,680,000 or 28% during the first six months of 2022. Subsequent to June 30, 2022, and through the date of this filing, these increased deposit levels were sustained and continued to reflect no evidence of core deposit intangible impairment.

Goodwill

Goodwill is the excess of the purchase price over the fair value of assets acquired in connection with past business acquisitions.  The goodwill balance was $113,835,000 at both June 30, 2022 and December 31, 2021 and was comprised of (i) $50,995,000 related to the November 30, 2021 Riverview acquisition, (ii) $39,744,000 related to the July 31, 2018 First Priority acquisition, (iii) $19,178,000 related to the January 8, 2018 Scottdale acquisition, and (iv) $3,918,000 recorded as a result of the Phoenix acquisition in 2015. Goodwill is evaluated annually for impairment; however, if certain events occur which indicate goodwill might be impaired between annual tests, goodwill would be tested for impairment when such events occur.  In making a potential impairment assessment of goodwill, Mid Penn considers a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, stock price, etc.  There are inherent uncertainties related to these factors and Mid Penn’s judgment in applying them to the analysis of goodwill impairment.  Mid Penn did not identify any impairment on its outstanding goodwill from its most recent comprehensive impairment evaluation, which was performed as of October 31, 2021 and has been evaluated regularly for impairment given the ongoing pandemic.

Rabbi Trust

As a result of the November 30, 2021 acquisition of Riverview, Mid Penn assumed certain benefit plan liabilities related to compensation arrangements totaling $6,680,000 and $7,708,000 as of June 30, 2022 and December 31, 2021, respectively, within other liabilities on the consolidated balance sheets, including certain executive non-qualified retirement benefits, deferred compensation plans, and executive employment and separation agreements associated with Riverview. The obligations are fully funded through a Rabbi Trust having a cash balance of $6,706,000 and $7,708,000 within other assets on the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, to provide a source of funds in satisfying the obligations under the respective compensation arrangements.

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

The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance - June 30, 2022	$(10,297)	$538	$(9,759)

Balance - December 31, 2021	$(255)	$413	$158

Earnings Per Common Share

Basic earnings per common share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during each of the periods presented. Diluted earnings per common share are calculated by dividing net

MID PENN BANCORP, INC.

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

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $70,238,000. Additionally, as previously announced on a Form 8-K on December 1, 2021, Mid Penn issued 4,519,776 shares of common stock as a result of the merger with Riverview on November 30, 2021. The additional shares issued on May 4, 2021 and November 30, 2021 significantly impacted the weighted average number of shares outstanding used for the three and six months ended June 30, 2022 earnings per share calculations compared to the three and six months ended June 30, 2021.

The following data shows the amounts used in computing basic and diluted earnings per common share.

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$12,252	$9,613	$23,606	$18,925

Weighted average common shares outstanding (basic)	15,935,003	10,321,838	15,946,459	9,373,978
Effect of dilutive unvested restricted stock grants	36,415	15,942	17,286	6,479
Weighted average common shares outstanding (diluted)	15,971,418	10,337,780	15,963,745	9,380,457

Basic earnings per common share	$0.77	$0.93	$1.48	$2.02
Diluted earnings per common share	$0.77	$0.93	$1.48	$2.02

There were no antidilutive instruments at June 30, 2022 and 2021.

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

In October 2019, the FASB issued ASU 2019-10 which deferred the implementation date of ASU 2016-13 for smaller reporting companies (SRCs) until January 1, 2023. Mid Penn qualified as an SRC as of the most recent measurement date of September 30, 2019; therefore, Mid Penn has chosen to delay the adoption of ASU 2016-13 until January 1, 2023.

Mid Penn intends to adopt this ASU effective January 1, 2023.  Mid Penn expects that it is probable that total credit loss reserves will increase at the adoption date and that the magnitude of the increase will depend on the composition, characteristics and quality of its loan and lease portfolio and the allowance for debt securities, as well as economic conditions and forecasts at the time of adoption.  Mid Penn is in the early stages of conducting parallel runs of its new processes and controls and is beginning its model validation process. Mid Penn will continue to make refinements to its credit loss model in advance of the January 1, 2023 adoption date.

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

For entities that have adopted the amendments in update 2016-13, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in update 2016-13, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13. The Corporation has not yet adopted this accounting standard as ASU 2016-13 has not been adopted. Management continues to evaluate the impact of its future adoption of this guidance on the Company’s financial statements.

Note 3 - Acquisition of Riverview Financial Corporation

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

The acquisition of Riverview resulted in the recognition and recording of intangible assets including $50,995,000 of goodwill, a core deposit intangible of $4,096,000, and a customer list intangible of $2,160,000. The core deposit intangible and customer list intangible will be amortized over a ten-year period using a sum of the years’ digits basis. The goodwill will not be amortized, but will be measured annually for impairment, or more frequently if circumstances require.

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

(Dollars in thousands, except per share data)
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Net interest income after loan loss provision	$37,478	$71,413
Noninterest income	9,347	16,582
Noninterest expense	31,910	60,708
Net income	14,915	27,287
Net income per common share	0.76	1.46

MID PENN BANCORP, INC.

Note 4 - Investment Securities

The majority of the investment portfolio is comprised of securities issued by U.S. Treasury and government agencies, mortgage-backed U.S. government agencies, and state and political subdivision obligations. The amortized cost, fair value, and unrealized gains and losses on investment securities at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2022
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$34,475	$76	$525	$34,026
Mortgage-backed U.S. government agencies	166,321	40	10,928	155,433
State and political subdivision obligations	4,366	—	697	3,669
Corporate debt securities	26,570	—	1,000	25,570
Total available-for-sale debt securities	231,732	116	13,150	218,698
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$239,605	$28	$21,516	$218,117
Mortgage-backed U.S. government agencies	55,180	1	4,857	50,324
State and political subdivision obligations	88,250	68	6,673	81,645
Corporate debt securities	15,997	1	796	15,202
Total held-to-maturity debt securities	399,032	98	33,842	365,288
Total	$630,764	$214	$46,992	$583,986

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2021
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$49,760	$3	$283	$49,480
State and political subdivision obligations	3,899	26	11	3,914
Corporate debt securities	9,525	—	57	9,468
Total available-for-sale debt securities	63,184	29	351	62,862
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$178,136	$26	$1,165	$176,997
Mortgage-backed U.S. government agencies	61,157	440	272	61,325
State and political subdivision obligations	75,958	2,305	27	78,236
Corporate debt securities	14,006	133	71	14,068
Total held-to-maturity debt securities	329,257	2,904	1,535	330,626
Total	$392,441	$2,933	$1,886	$393,488

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

Investment securities having a fair value of $380,649,000 at June 30, 2022 and $244,763,000 at December 31, 2021 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings.  In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to secure certain public deposits.  These FHLB letter of credit commitments totaled $205,100,000 as of June 30, 2022 and $450,850,000 as of December 31, 2021.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2022	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	11	$18,476	$525	0	$—	$—	11	$18,476	$525
Mortgage-backed U.S. government agencies	83	146,413	10,928	0	—	—	83	146,413	10,928
State and political subdivision obligations	8	3,669	697	0	—	—	8	3,669	697
Corporate debt securities	13	21,319	1,000	0	—	—	13	21,319	1,000
Total temporarily impaired available-for-sale debt securities	115	$189,877	$13,150	0	$—	$—	115	$189,877	$13,150

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	134	$205,184	$20,366	5	$7,345	$1,150	139	$212,529	$21,516
Mortgage-backed U.S. government agencies	64	50,323	4,857	0	—	—	64	50,323	4,857
State and political subdivision obligations	168	68,551	6,548	4	815	125	172	69,366	6,673
Corporate debt securities	3	4,784	272	4	4,475	524	7	9,259	796
Total temporarily impaired held-to-maturity debt securities	369	328,842	32,043	13	12,635	1,799	382	341,477	33,842
Total	484	$518,719	$45,193	13	$12,635	$1,799	497	$531,354	$46,992

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
	Number			Number			Number
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2021	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Available-for-sale securities:
U.S. government agencies	24	$45,476	$283	0	$—	$—	24	$45,476	$283
State and political subdivision obligations	2	1,168	11	0	—	—	2	1,168	11
Corporate debt securities	4	4,943	57	0	—	—	4	4,943	57
Total temporarily impaired available-for-sale securities	30	51,587	351	0	—	—	30	51,587	351

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	91	$149,425	$1,165	0	$—	$—	91	$149,425	$1,165
Mortgage-backed U.S. government agencies	24	39,995	272	0	—	—	24	39,995	272
State and political subdivision obligations	17	5,302	25	1	255	2	18	5,557	27
Corporate debt securities	6	6,928	71	0	—	—	6	6,928	71
Total temporarily impaired held to maturity securities	138	201,650	1,533	1	255	2	139	201,905	1,535
Total	168	$253,237	$1,884	1	$255	$2	169	$253,492	$1,886

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to which the fair value of the security has been less than amortized cost, as well as the overall financial condition of the issuer.  In addition, for debt securities, Mid Penn considers (i) whether management has the intent to sell the security, (ii) whether it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and (iii) whether management expects to recover the entire amortized cost basis. At June 30, 2022, the majority of securities in an unrealized loss position were U.S. government agency securities and mortgage-backed U.S. government agency securities. At December 31, 2021, the majority of securities in an unrealized loss position were attributable to mortgage-backed U.S. government agency securities.

Mid Penn had no securities considered by management to be other-than-temporarily impaired as of June 30, 2022, December 31, 2021, or June 30, 2021, and did not record any securities impairment charges in the respective periods ended on these dates.  This determination reflects management’s assessment that no securities in its portfolio were impaired as a result of any COVID-19 pandemic impacts, to date, to the repayment ability of the underlying issuers of securities.  Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

There were no gross realized gains and losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2022 and 2021.

MID PENN BANCORP, INC.

The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of June 30, 2022.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
June 30, 2022	Cost	Value	Cost	Value
Due in 1 year or less	$250	$250	$450	$451
Due after 1 year but within 5 years	32,976	32,649	69,605	67,815
Due after 5 years but within 10 years	28,121	26,955	230,019	209,494
Due after 10 years	4,064	3,411	43,778	37,204
	65,411	63,265	343,852	314,964

Mortgage-backed securities	166,321	155,433	55,180	50,324
	$231,732	$218,698	$399,032	$365,288

Note 5 - Loans and Allowance for Loan and Lease Losses

As of June 30, 2022 and December 31, 2021, the types of loans in Mid Penn’s portfolio, summarized using Mid Penn’s internal risk rating system between those rated “pass” (net of deferred fees and costs of $3,146,000 as of June 30, 2022 and $6,264,000 as of December 31, 2021), which comprise the vast majority of the portfolio, and those classified as “special mention” and “substandard”, are as follows:

(Dollars in thousands)		Special
June 30, 2022	Pass	Mention	Substandard	Total
Commercial and industrial	$536,391	$11,014	$2,476	$549,881
Commercial real estate	1,781,062	16,849	28,033	1,825,944
Commercial real estate - construction	374,888	—	1,229	376,117
Residential mortgage	296,636	204	3,496	300,336
Home equity	117,106	507	866	118,479
Consumer	9,276	—	—	9,276
	$3,115,359	$28,574	$36,100	$3,180,033

(Dollars in thousands)		Special
December 31, 2021	Pass	Mention	Substandard	Total
Commercial and industrial	$606,484	$10,321	$2,757	$619,562
Commercial real estate	1,601,196	35,508	31,438	1,668,142
Commercial real estate - construction	371,337	—	1,397	372,734
Residential mortgage	319,862	294	3,067	323,223
Home equity	106,853	534	2,919	110,306
Consumer	10,429	—	—	10,429
	$3,016,161	$46,657	$41,578	$3,104,396

All PPP loans, whether disbursed in 2020 or 2021, are included in commercial and industrial loans and are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as “pass” within Mid Penn’s internal risk rating system as of June 30, 2022.

Mid Penn had no loans classified as “doubtful” as of June 30, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$—	$—	$—	$31	$—
Commercial real estate	637	1,038	—	854	1,243	—
Commercial real estate - construction	—	5	—	22	27	—
Residential mortgage	1,314	1,355	—	1,259	1,295	—
Home equity	99	99	—	2,377	2,377	—
Consumer	—	—	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—	$—	$—
Commercial real estate	2,109	2,123	—	2,231	2,909	—
Commercial real estate - construction	1,221	1,467	—	1,196	1,469	—
Residential mortgage	1,285	1,771	—	1,362	1,847	—
Home equity	85	105	—	86	111	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial and industrial	$507	$538	$118	$308	$339	$67
Commercial real estate	1,469	688	892	287	359	121
Commercial real estate - construction	—	—	—	—	—	—
Residential mortgage	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$507	$538	$118	$308	$370	$67
Commercial real estate	4,215	3,849	892	3,372	4,511	121
Commercial real estate - construction	1,221	1,472	—	1,218	1,496	—
Residential mortgage	2,599	3,126	—	2,621	3,142	—
Home equity	184	204	—	2,463	2,488	—
Consumer	—	—	—	—	—	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three Months Ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$72	$—
Commercial real estate	604	—	778	1
Commercial real estate - construction	211	—	26	—
Residential mortgage	1,392	6	759	6
Home equity	99	100	2,336	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	2,147	—	1,398	—
Commercial real estate - construction	1,205	—	—	—
Residential mortgage	1,335	—	300	—
Home equity	85	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$503	$—	$221	$—
Commercial real estate	735	—	1,793	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$503	$—	$293	$—
Commercial real estate	3,486	—	3,969	1
Commercial real estate - construction	1,416	—	26	—
Residential mortgage	2,727	6	1,059	6
Home equity	184	100	2,336	—
Consumer	—	—	—	—

MID PENN BANCORP, INC.

	Six Months Ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$502	$—
Commercial real estate	719	—	3,257	1
Commercial real estate - construction	148	—	28	—
Residential mortgage	1,379	12	778	14
Home equity	858	184	2,346	—
Consumer	—	—	—	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—
Commercial real estate	1,948	—	1,406	—
Commercial real estate - construction	1,214	—	—	—
Residential mortgage	1,294	—	309	—
Home equity	84	—	—	—
Consumer	—	—	—	—

With an allowance recorded:
Commercial and industrial	$513	$—	$177	$—
Commercial real estate	596	—	1,491	—
Commercial real estate - construction	—	—	—	—
Residential mortgage	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—

Total Impaired Loans:
Commercial and industrial	$513	$—	$679	$—
Commercial real estate	3,263	—	6,154	1
Commercial real estate - construction	1,362	—	28	—
Residential mortgage	2,673	12	1,087	14
Home equity	942	184	2,346	—
Consumer	—	—	—	—

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of June 30, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commercial and industrial	$1,357	$308
Commercial real estate	2,297	3,372
Commercial real estate - construction	1,229	1,218
Residential mortgage	2,164	2,186
Home equity	504	2,463
	$7,551	$9,547

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due.  The classes of the loan portfolio summarized by the past due status as of June 30, 2022 and December 31, 2021 are summarized as follows:

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
June 30, 2022	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$3,265	$694	$507	$4,466	$545,415	$549,881	$—
Commercial real estate	75	—	512	587	1,823,248	1,823,835	—
Commercial real estate - construction	226	—	—	226	374,670	374,896	—
Residential mortgage	484	99	917	1,500	297,551	299,051	—
Home equity	76	167	351	594	117,800	118,394	—
Consumer	2	—	—	2	9,274	9,276	—
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	16	851	867	1,242	2,109	—
Commercial real estate - construction	1,221	—	—	1,221	—	1,221	—
Residential mortgage	106	52	327	485	800	1,285	—
Home equity	—	—	57	57	28	85	—
Consumer	—	—	—	—	—	—	—
Total	$5,455	$1,028	$3,522	$10,005	$3,170,028	$3,180,033	$—

							Loans
(Dollars in thousands)	30-59	60-89	Greater				Receivable >
	Days Past	Days Past	than 90	Total Past			90 Days and
December 31, 2021	Due	Due	Days	Due	Current	Total Loans	Accruing
Commercial and industrial	$1,378	$62	$404	$1,844	$617,718	$619,562	$96
Commercial real estate	32	55	769	856	1,665,055	1,665,911	—
Commercial real estate - construction	—	—	205	205	371,333	371,538	205
Residential mortgage	1,246	205	1,002	2,453	319,408	321,861	212
Home equity	403	—	2,377	2,780	107,440	110,220	—
Consumer	6	2	2	10	10,419	10,429	2
Loans acquired with credit deterioration:
Commercial and industrial	—	—	—	—	—	—	—
Commercial real estate	—	3	1,628	1,631	600	2,231	—
Commercial real estate - construction	—	—	—	—	1,196	1,196	—
Residential mortgage	54	—	818	872	490	1,362	—
Home equity	—	—	—	—	86	86	—
Consumer	—	—	—	—	—	—	—
Total	$3,119	$327	$7,205	$10,651	$3,093,745	$3,104,396	$515

MID PENN BANCORP, INC.

The allowance for loan and lease losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the current expected credit loss (“CECL”) accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL. PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the Small Business Administration, no allowance for loan and lease losses was recorded against the $4,966,000 balance of PPP loans outstanding (net of related deferred PPP fees) as of June 30, 2022.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, June 30, 2022	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2022	$3,811	$9,991	$41	$483	$562	$2	$257	$15,147
Charge-offs	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	2	1	10	—	13
Provisions (credits)	(140)	2,000	5	17	78	(1)	(234)	1,725
Ending balance,
June 30, 2022	$3,671	$11,991	$46	$502	$641	$2	$23	$16,876

(Dollars in thousands)
As of, and for the six months ended, June 30, 2022	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2022	$3,439	$9,415	$38	$459	$560	$2	$684	$14,597
Charge-offs	—	—	—	—	—	(66)	—	(66)
Recoveries	13	65	24	2	2	14	—	120
Provisions	219	2,511	(16)	41	79	52	(661)	2,225
Ending balance,
June 30, 2022	3,671	11,991	46	502	641	2	23	16,876
Individually evaluated for impairment	118	892	—	—	—	—	—	1,010
Ending balance:
Collectively evaluated for impairment	$3,553	$11,099	$46	$502	$641	$2	$23	$15,866

Loans receivables:
Ending balance	$549,881	$1,825,944	$376,117	$300,336	$118,479	$9,276	$—	$3,180,033
Ending balance: individually evaluated for impairment	507	2,106	—	1,314	99	—	—	4,026
Ending balance: acquired with credit deterioration	—	2,109	1,221	1,285	85	—	—	4,700
Ending balance: collectively evaluated for impairment	$549,374	$1,821,729	$374,896	$297,737	$118,295	$9,276	$—	$3,171,307

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$3,439	$9,415	$38	$459	$560	$2	$684	$14,597
Ending balance: individually evaluated for impairment	67	121	—	—	—	—	—	188
Ending balance: collectively evaluated for impairment	$3,372	$9,294	$38	$459	$560	$2	$684	$14,409

Loans receivable:
Ending balance	$619,562	$1,668,142	$372,734	$323,223	$110,306	$10,429	$—	$3,104,396
Ending balance: individually evaluated for impairment	308	1,141	22	1,259	2,377	—	—	5,107
Ending balance: acquired with credit deterioration	—	2,231	1,196	1,362	86	—	—	4,875
Ending balance: collectively evaluated for impairment	$619,254	$1,664,770	$371,516	$320,602	$107,843	$10,429	$—	$3,094,414

(Dollars in thousands)
As of, and for the three months ended, June 30, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
April 1, 2021	$2,988	$8,944	$122	$438	$528	$1	$570	$13,591
Charge-offs	—	—	(23)	(7)	—	(9)	—	(39)
Recoveries	1	10	—	1	—	2	—	14
Provisions (credits)	176	1,023	31	67	60	8	(215)	1,150
Ending balance,
June 30, 2021	$3,165	$9,977	$130	$499	$588	$2	$355	$14,716

(Dollars in thousands)
As of, and for the six months ended, June 30, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2021	3,066	8,655	134	429	507	1	590	$13,382
Charge-offs	(859)	—	(23)	(11)	—	(12)	—	(905)
Recoveries	1	66	—	11	—	11	—	89
Provisions (credits)	957	1,256	19	70	81	2	(235)	2,150
Ending balance,
June 30, 2021	3,165	9,977	130	499	588	2	355	14,716
Individually evaluated for impairment	62	1,332	—	—	—	—	—	1,394
Ending balance:
collectively evaluated for impairment	$3,103	$8,645	$130	$499	$588	$2	$355	$13,322

Loans receivables:
Ending balance	$783,106	$1,147,089	$282,776	$196,691	$77,272	$8,258	$—	$2,495,192
Ending balance: individually evaluated for impairment	218	3,673	23	759	2,339	—	—	7,012
Ending balance: acquired with credit deterioration	—	1,381	—	289	—	—	—	1,670
Ending balance: collectively evaluated for impairment	$782,888	$1,142,035	$282,753	$195,643	$74,933	$8,258	$—	$2,486,510

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

Mid Penn’s troubled debt restructured loans at June 30, 2022 totaled $742,000 and included: (i) two accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $422,000, and (ii) $320,000 of troubled debt restructurings attributable to six loans among four relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans.  The balance of these nonaccrual impaired troubled debt restructured loans as of June 30, 2022 was comprised of $292,000 in commercial real estate loans amongst two borrowers and two residential mortgage loans for $28,000.  As of June 30, 2022, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. In addition to contractual paydowns, the decrease in Mid Penn’s troubled debt restructured loan balance since December 31, 2021 reflects the successful workout of two nonaccrual impaired loans.

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

The recorded investments in troubled debt restructured loans at June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Pre-Modification	Post-Modification
June 30, 2022	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial real estate	$1,213	$1,115	$292
Residential mortgage	647	645	450
	$1,860	$1,760	$742

(Dollars in thousands)	Pre-Modification	Post-Modification
December 31, 2021	Outstanding Recorded Investment	Outstanding Recorded Investment	Recorded Investment
Commercial and industrial	$8	$8	$5
Commercial real estate	1,214	1,115	320
Commercial real estate - construction	40	40	22
Residential mortgage	647	645	472
	$1,909	$1,808	$819

The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix (March 2015), Scottdale (January 2018), First Priority (July 2018), and Riverview (November 2021) acquisitions for the three and six months ended June 30, 2022 and 2021.

(Dollars in thousands)
	Three Months Ended June 30,
	2022	2021
Accretable yield, beginning of period	$499	$40
Accretable yield amortized to interest income	(28)	—
Accretable yield, end of period	$471	$40

(Dollars in thousands)	Six Months Ended June 30,
	2022	2021

Accretable yield, beginning of period	$580	$40
Accretable yield amortized to interest income	(109)	-
Accretable yield, end of period	$471	$40

MID PENN BANCORP, INC.

Note 6 - Derivative Financial Instruments

As of June 30, 2022 and December 31, 2021, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on consolidated balance sheets.

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

The notional amount and fair value of Mid Penn’s mortgage banking derivative financial instruments as of June 30, 2022 and December 31, 2021 are presented below.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$9,742	$83	$16,107	$56
Forward Commitments	16,193	(124)	20,521	32

The following table presents Mid Penn’s mortgage banking derivative financial instruments, their fair values, and their location in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$83	$—	$56	$—
Forward Commitments	—	124	32	—
Total	$83	$124	$88	$—

The following table presents Mid Penn’s mortgage banking derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the consolidated statement of income for the three and six months ended June 30, 2022 and 2021.

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Rate Lock Commitments	$214	$—	$27	$—
Forward Commitments	324	—	1,077	—
Total	$538	$—	$1,104	$—

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

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (a)	$8,487	$102
Notional Amount	112,389	109,577
Cash Collateral Posted (b)	1,600	1,600

(a)	Represents the total of the equal and offsetting fair value assets and liabilities related to the loan level interest rate swaps
(b)	Included in cash and due from banks on the consolidated balance sheet

MID PENN BANCORP, INC.

The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the consolidated balance sheets, and the collateral pledged to support such agreements are presented below.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$8,487	$102
Gross amounts offset	8,487	102
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	1,600	1,600
Net Amounts	$1,600	$1,600

Note 7 - Fair Value Measurement

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

There were no transfers of assets between fair value Level 1 and Level 2 during the three and six months ended June 30, 2022 and 2021.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

MID PENN BANCORP, INC.

		Fair value measurements at June 30, 2022 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$9,574		$9,574	$—
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	34,026	—	34,026	—
Mortgage-backed U.S. government agencies	155,433	—	155,433	—
State and political subdivision obligations	3,669	—	3,669	—
Corporate debt securities	25,570	—	25,570	—
Other assets:
Equity securities	454	454	—	—
Interest rate swap agreements	8,487	—	8,487
Mortgage banking derivative assets	83	—	83	—
Total	$237,296	$454	$236,842	$—

		Fair value measurements at December 31, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$11,514	$—	$11,514	$—
Available-for-sale securities:
Mortgage-backed U.S. government agencies	49,480	—	49,480	—
State and political subdivision obligations	3,914	—	3,914	—
Corporate debt securities	9,468	—	9,468	—
Other assets:
Equity securities	500	500	—	—
Interest rate swap agreements	629	—	629	—
Mortgage banking derivative assets	88	—	88	—
Total	$75,593	$500	$75,093	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

		Fair value measurements at June 30, 2022 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$1,043	$—	$—	$1,043

		Fair value measurements at December 31, 2021 using:
(Dollars in thousands)	Total carrying value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Assets:	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Impaired Loans	$508	$—	$—	$508

MID PENN BANCORP, INC.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)
June 30, 2022	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$1,043	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	22% - 77%	49%

(Dollars in thousands)
December 31, 2021	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$508	Appraisal of collateral (a), (b)	Appraisal adjustments (b)	21% - 69%	30%

(a)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
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

There were no changes in unrealized gains and losses included in other comprehensive income during the six months ended June 30, 2022 or 2021 related to Level 3 recurring fair value measurements, as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.

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

Mortgage Banking Derivative Assets

Mortgage banking derivative assets represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps.  The fair values of the Bank’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify interest rate swap agreements as Level 2.  See "Note 6 - Derivative Financial Instruments," for additional information.

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

Impaired Loans (included in “Net Loans and Leases” in the following tables)

All performing troubled debt restructured loans and loans classified as nonaccrual are deemed to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral dependent.

MID PENN BANCORP, INC.

It is Mid Penn’s policy to obtain updated third-party collateral valuations on all impaired loans secured by real estate as soon as practically possible following the credit being classified as substandard nonaccrual. Prior to receipt of the updated real estate valuation, Mid Penn will use existing real estate valuations to determine any potential allowance for loan and lease loss issues and will update the allowance impact calculation upon receipt of the   updated real estate valuation.

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

Foreclosed Assets Held for Sale

Certain assets included in foreclosed assets held for sale are carried at fair value and accordingly is presented as measured on a non-recurring basis.  Values are estimated using Level 3 inputs, based on appraisals that consider the sales prices of property in the proximate vicinity.

The following table summarizes the carrying value and fair value of financial instruments at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets:
Cash and cash equivalents	$236,786	$236,786	$913,572	$913,572
Available-for-sale investment securities	218,698	218,698	62,862	62,862
Held-to-maturity investment securities	399,032	365,288	329,257	330,626
Equity securities	454	454	500	500
Loans held for sale	9,574	9,574	11,514	11,787
Net loans and leases	3,163,157	3,130,912	3,089,799	3,118,416
Restricted investment in bank stocks	4,234	4,234	9,134	9,134
Accrued interest receivable	12,902	12,902	10,779	10,779
Interest rate swap agreements	8,487	8,487	629	629
Mortgage banking derivative assets	83	83	88	88

Financial liabilities:
Deposits	$3,702,587	$3,692,662	$4,002,016	$4,046,217
Long-term debt (a)	1,256	317	77,890	77,455
Subordinated debt	73,995	70,684	74,274	74,553
Accrued interest payable	1,542	1,542	1,791	1,791
Mortgage banking derivative liabilities	124	124	—	—
(a)	Long-term debt excludes finance lease obligations.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of June 30, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of June 30, 2022 and December 31, 2021. Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings. Other than cash and cash equivalents, which are considered Level 1 Inputs, and mortgage servicing rights, which are Level 3 Inputs, these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
June 30, 2022	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$399,032	$365,288	$—	$365,288	$—
Net loans and leases	3,163,157	3,130,912	—	—	3,130,912

Financial instruments - liabilities
Deposits	$3,702,587	$3,692,662	$—	$3,692,662	$—
Long-term debt (a)	1,256	317	—	317	—
Subordinated debt	73,995	70,684	—	70,684	—

			Fair Value Measurements
			Quoted Prices
			in Active Markets		Significant
(Dollars in thousands)			for Identical Assets	Significant Other	Unobservable
	Carrying		or Liabilities	Observable Inputs	Inputs
December 31, 2021	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial instruments - assets
Held-to-maturity investment securities	$329,257	$330,626	$—	$330,626	$—
Net loans and leases	3,089,799	3,118,416	—	—	3,118,416

Financial instruments - liabilities
Deposits	$4,002,016	$4,046,217	$—	$4,046,217	$—
Long-term debt (a)	77,890	77,455	—	77,455	—
Subordinated debt	74,274	74,553	—	74,553	—

(a)	Long-term debt excludes finance lease obligations.

Note 8 - Guarantees, Commitments, and Contingencies

Guarantees

In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $54,179,000 and $55,609,000 of standby letters of credit outstanding as of June 30, 2022 and December 31, 2021, respectively.  Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of June 30, 2022 and December 31, 2021 for payment under standby letters of credit issued was not considered material.

MID PENN BANCORP, INC.

Commitments

As of June 30, 2021, Mid Penn’s Board of Directors had approved Mid Penn Bank to enter into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-nine apartments and common amenities in Cumberland County, Pennsylvania. All of the units are expected to qualify for Federal Low-Income Housing Tax Credits (“LIHTCs”) as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment is expected to be $10,805,000, which will be paid in installments over the course of construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period.  The project has been conditionally awarded $1,205,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $12,046,000 to be received by Mid Penn over the ten-year amortization period. Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.

As a result of the Riverview acquisition on November 30, 2021, Mid Penn assumed a commitment to purchase a limited partnership interest in a low-income housing project to preserve and rehabilitate three buildings consisting of seventeen apartments and two commercial shops in Schuylkill County, Pennsylvania. All the units are expected to qualify for LIHTCs. Mid Penn’s limited partner capital contribution commitment is expected to be $4,356,000, which will be paid in installments over the course of construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period.  Additionally, the agreement commits Mid Penn to a construction loan in the maximum principal amount of $3,500,000 which will bear interest at 5.5% annum with a term of twenty-four months.  The project has been conditionally awarded $484,000 in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $4,840,000 to be received by Mid Penn over the ten-year amortization period.  Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.

Contingencies

As of June 30, 2022, Mid Penn had received $42,520,000 of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the SBA’s PPP, consisting of (i) $20,883,000 of loan processing fees received during the year ended December 31, 2020, (ii) $17,997,000 of loan processing fees received during the year ended December 31, 2021, and (iii) $3,640,000 during the six months ended June 30, 2022. These PPP loan processing fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have been, and will continue to be, amortized to interest and fees on loans and leases on the consolidated statement of income over the life of the respective loans.

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

As of June 30, 2022, Mid Penn is not aware of any PPP loans outstanding, for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.

Litigation

Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

Note 9 - Debt

Short-term FHLB and Correspondent Bank Borrowings

Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2,024,652,000 at June 30, 2022.  The Bank had a short-term borrowing capacity from the FHLB as of June 30, 2022 up to the Bank’s unused borrowing capacity of $1,206,604,000 (equal to $1,414,751,000 of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.  No draws were outstanding on short-term FHLB or correspondent bank borrowings as of June 30, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35,000,000 at June 30, 2022.  No draws have been made on these lines of credit and accordingly the balance was zero on both June 30, 2022 and December 31, 2021.

Short-term PPPLF Borrowings

As of June 30, 2022 and December 31, 2021, the Bank paid all funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allowed banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.

Long-term Debt

As of June 30, 2022, and December 31, 2021, the Bank had long-term debt outstanding in the amount of $4,592,000 and $81,270,000, respectively, consisting primarily of FHLB fixed rate instruments, as well as one finance lease obligation.

As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity.  The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans.  The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $205,100,000 as of June 30, 2022 and $450,850,000 as of December 31, 2021.

The following table presents a summary of long-term debt as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
FHLB fixed rate instruments:
Due April 2022, 0.86343%	$—	$70,000
Due March 2023, 0.7514%	—	6,500
Due August 2026, 4.80%	1,222	1,353
Due February 2027, 6.71%	34	37
Total FHLB fixed rate instruments	1,256	77,890
Lease obligations included in long-term debt	3,336	3,380
Total long-term debt	$4,592	$81,270

Note 10 - Subordinated Debt and Trust Preferred Securities

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

MID PENN BANCORP, INC.

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

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $750,000 of the December 2020 Notes as of June 30, 2022 and December 31, 2021.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn Bancorp, Inc. entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the “March 2020 Notes”).  As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6,870,000 of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of June 30, 2022 was $8,130,000.  The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of June 30, 2022 and December 31, 2021.

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

MID PENN BANCORP, INC.

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of June 30, 2022 and December 31, 2021.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due in 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of June 30, 2022.

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

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of June 30, 2022 and December 31, 2021.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability.  The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $31,000 at June 30, 2022 and $44,000 at December 31, 2021.

Note 11 - Defined Benefit Plans

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

MID PENN BANCORP, INC.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Service cost	$30	$33	$6	$—
Interest cost	41	40	1	2
Expected return on plan assets	(59)	(57)	—	—
Accretion of prior service cost	—	—	(5)	(5)
Amortization of net (gain) loss	(2)	—	1	4
Net periodic benefit expense	$10	$16	$3	$1

	Six Months Ended June 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Service cost	$72	$65	$10	$1
Interest cost	87	80	18	4
Expected return on plan assets	(118)	(113)	—	—
Accretion of prior service cost	—	—	(10)	(10)
Amortization of net (gain) loss	(4)	—	5	4
Settlement gain	—	(49)	—	—
Net periodic benefit expense (income)	$37	$(17)	$23	$(1)

Service costs are reported as a component of salaries and employee benefits on the consolidated statement of income, while interest costs, expected return on plan assets and amortization (accretion) of prior service cost are reported as a component of other income.

Note 12 - Common Stock

Treasury Stock Repurchase Program

Mid Penn adopted a treasury stock repurchase program (“Program”) initially effective March 19, 2020, and the buyback remains available as it was extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The Program authorized the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represented approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022.  Under the Program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors.  There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

The Program may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate.  The Program does not obligate Mid Penn to repurchase any shares.

During the second quarter of 2022, Mid Penn repurchased 103,912 shares of outstanding common stock at an average price of $26.88 under the Program. As of June 30, 2022, Mid Penn had repurchased 202,364 shares of common stock at an average price of $23.31 per share under the Program. The Program has $10,284,000 remaining available for repurchase.

Shares Converted Pursuant to Riverview Merger

As announced on a Form 8-K on December 1, 2021, pursuant to the terms of the merger agreement, each share of Riverview common stock issued and outstanding as of November 30, 2021 was converted into the right to receive 0.4833 shares of Mid Penn common stock. Cash was paid to Riverview shareholders in lieu of any fractional shares. As a result of the merger, Mid Penn issued 4,519,776 shares of Mid Penn common stock. The additional shares issued on November 30, 2021 significantly impacted the weighted average number of shares outstanding used for the earnings per share calculation for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Underwritten Public Follow-On Common Stock Offering

As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74,750,000 before underwriting discounts and offering expenses. The net proceeds of the offering, after deducting $4,512,000 of combined underwriting discounts and other offering expenses, were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for the earnings per share calculation for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

MID PENN BANCORP, INC.

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

As of June 30, 2022, a total of 164,537 restricted shares were granted under the Plan, of which 5,073 shares were forfeited and available for reissuance, 83,574 shares were vested, and the remaining 75,890 shares were unvested.  The Plan shares granted and vested resulted in $289,000 and $457,000 in share-based compensation expense for the three and six months ended June 30, 2022, respectively, and $173,000 and $305,000 of share-based compensation expense was recorded for the three and six months ended June 30, 2022, 2021, respectively.

Share-based compensation expense relating to restricted stock is calculated using grant date fair value and is recognized on a straight-line basis over the vesting periods of the awards. Restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over the vesting period and the expense is a component of salaries and benefits expense on the consolidated statement of income.  The employee grant vesting period is determined by the terms of each respective grant, with vesting periods generally between one and four years. Restricted shares granted to directors have a twelve-month vesting period, and the expense is a component of directors’ fees and benefits within the other expense line item on the consolidated statement of income.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of June 30, 2022, compared to year-end 2021, and the Results of Operations for the three and six months ended June 30, 2022, compared to the same periods in 2021.  For comparative purposes, the June 30, 2021 and December 31, 2021 balances have been reclassified when, and if necessary, to conform to the 2022 presentation. Such reclassifications had no impact on net income or shareholders’ equity. This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).  The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.

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
•

future actions or inactions of the federal or state governments, including a failure to increase the government debt limit or a prolonged shutdown of the federal government, or a federal or state government-mandated shutdown of significant segments of the economy;

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

•	our ability to attract and retain qualified management and personnel;
•	our ability to maintain the value and image of our brand and protect our intellectual property rights;
•	results of regulatory examination and supervision processes;
•	our ability to maintain compliance with the exchange rules of The NASDAQ Stock Market LLC;
•	the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;

MID PENN BANCORP, INC.

•	acts of war or terrorism; disruptions due to flooding, severe weather, or other natural disasters or Acts of God
•	volatility in the securities markets; and
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

Critical Accounting Estimates

Mid Penn’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. Application of these principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities.  The judgments and estimates that we used are also based on historical experiences and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  Management of the Corporation considers the accounting judgments relating to the allowance, the evaluation of the Corporation’s investment securities for other-than-temporary impairment, the valuation of the Corporation’s goodwill and other merger-related intangible assets for impairment, and the valuation of assets acquired and liabilities assumed in business combinations, to be the accounting areas that require the most subjective and complex judgments.

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

See “Note 2 - Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information.

Riverview Acquisition

On November 30, 2021, Mid Penn announced the successful completion of the merger acquisition of Riverview Financial Corporation. The acquisition of Riverview impacted periods presented within this report. Refer to “Note 3 - Acquisition of Riverview Financial Corporation” in the Notes to Consolidated Financial Statements, as well as the Company’s Current Report on Form 8-K filed on December 1, 2021, for more information.

COVID-19 Pandemic

The COVID-19 pandemic has caused substantial disruption in economic and social activity, both in the United States and abroad. While the overt impacts from the pandemic have diminished, there remains uncertainty concerning the breadth and duration of the disruptions and their impact on the U.S. economy. For example, the adverse economic effects of the pandemic may lead to an increase in credit risk on the Corporation’s commercial and residential loan portfolios.  Additionally, management continues to monitor the fluctuations in the markets as it pertains to interest rates and the fair value of our investments and is actively monitoring the global situation on the Corporation’s financial condition, liquidity, capital position, operations, industry, and workforce. If the pandemic continues to cause significant negative impacts to economic conditions, Mid Penn’s results of operations, financial condition, capital position, or liquidity for fiscal year 2022 may be adversely impacted.

MID PENN BANCORP, INC.

Coronavirus Aid, Relief, and Economic Security Act

Mid Penn has been a significant participating lender under the Paycheck Protection Program (“PPP”), which was created when the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law on March 27, 2020 and concluded August 8, 2020. The PPP program was reinstated under the Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020 and concluded on May 31, 2021.

Results of Operations

Overview

Net income available to common shareholders was $12,252,000 or $0.77 per common share basic and diluted for the quarter ended June 30, 2022, compared to net income of $9,313,000 or $0.93 per common share basic and diluted for the quarter ended June 30, 2021. During the six months ended June 30, 2022, net income available to common shareholders was $23,606,000 or $1.48 per common share basic and diluted compared to net income of $18,925,000 or $2.02 per common share basic and diluted for the six months ended June 30, 2021.

Net income as a percentage of average assets (return on average assets, or “ROA”) and net income as a percentage of shareholders' equity (return on average equity, or “ROE”) were as follows (calculated and reported on an annualized basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Return on average assets	1.10%	1.12%	1.04%	1.15%
Return on average equity	9.91%	12.36%	9.62%	13.36%

Net Interest Income

Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities. Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis (“TE”). Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21% for the periods presented.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the three months ended June 30, 2022 and 2021.

	Average Balances, Income and Interest Rates on a Taxable-Equivalent Basis
	For the Three Months Ended
(Dollars in thousands)	June 30, 2022				June 30, 2021
	Average			Yield/	Average			Yield/
	Balance	Interest		Rate	Balance	Interest		Rate
ASSETS:
Interest Bearing Balances	$5,920	$8		0.54%	$1,284	$2		0.62%
Investment Securities:
Taxable	501,631	2,740		2.19%	93,161	430		1.85%
Tax-Exempt	78,775	480	(a)	2.44%	55,811	352	(a)	2.53%
Total Securities	580,406	3,220		2.23%	148,972	782		2.11%

Federal Funds Sold	415,405	736		0.71%	477,001	98		0.08%
Loans and Leases, Net	3,129,334	34,354	(b)	4.40%	2,609,803	29,908	(b)	4.60%
Restricted Investment in Bank Stocks	4,854	94		7.77%	6,865	86		5.02%
Total Interest-earning Assets	4,135,919	38,412		3.73%	3,243,925	30,876		3.82%

Cash and Due from Banks	59,822				34,683
Other Assets	270,165				159,084
Total Assets	$4,465,906				$3,437,692

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,030,237	$462		0.18%	$614,435	$579		0.38%
Money Market	1,079,900	584		0.22%	791,498	819		0.42%
Savings	357,433	43		0.05%	203,468	58		0.11%
Time	516,346	930		0.72%	432,739	1,460		1.35%
Total Interest-bearing Deposits	2,983,916	2,019		0.27%	2,042,140	2,916		0.57%

Short-term Borrowings	—	—		0.00%	264,661	232		0.35%
Long-term Debt	9,238	107		4.65%	74,976	204		1.09%
Subordinated Debt	74,062	661		3.58%	44,589	500		4.50%
Total Interest-bearing Liabilities	3,067,216	2,787		0.36%	2,426,366	3,852		0.64%

Noninterest-bearing Demand	853,219				673,735
Other Liabilities	49,790				25,585
Shareholders' Equity	495,681				312,006
Total Liabilities & Shareholders' Equity	$4,465,906				$3,437,692

Net Interest Income (taxable-equivalent basis)		$35,625				$27,024
Taxable Equivalent Adjustment		(192)				(147)
Net Interest Income		$35,433				$26,877

Total Yield on Earning Assets				3.73%				3.82%
Rate on Supporting Liabilities				0.36%				0.64%
Average Interest Spread				3.36%				3.18%
Net Interest Margin				3.45%				3.34%

(a)

Includes TE adjustments (calculated using statutory rates of 21%) of $101,000 and $74,000 for the three months ended June 30, 2022 and 2021, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes TE adjustments (calculated using statutory rates of 21%) of $91,000 and $73,000 for the three months ended June 30, 2022 and 2021, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.

The following table summarizes the changes in TE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended June 30, 2022 in comparison to the same period in 2021:

	Three months ended
	June 30, 2022 vs. June 30, 2021
(Dollars in thousands on a Taxable-Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$7	$(1)	$6
Investment Securities:
Taxable	1,885	425	2,310
Tax-Exempt	145	(17)	128
Total Securities	2,030	408	2,438

Federal Funds Sold	(13)	651	638
Loans and Leases, Net	5,954	(1,508)	4,446
Restricted Investment Bank Stocks	(25)	33	8
Total Interest Income	7,953	(417)	7,536

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	392	(509)	(117)
Money Market	298	(533)	(235)
Savings	44	(59)	(15)
Time	282	(812)	(530)
Total Interest-Bearing Deposits	1,016	(1,913)	(897)

Short-term Borrowings	(232)	—	(232)
Long-term Debt	(179)	82	(97)
Subordinated Debt	330	(169)	161
Total Interest Expense	935	(2,000)	(1,065)

NET INTEREST INCOME	$7,018	$1,583	$8,601

Mid Penn’s TE net interest margin for the three months ended June 30, 2022 was 3.45% and compared to 3.34% for the three months ended June 30, 2021. TE net interest income was $35,625,000 for the three months ended June 30, 2022, an increase of $8,601,000, or 31.2%, compared to the three months ended June 30, 2021. Average interest earning assets increased $891,994,000, or 27.5%, compared to the second quarter of 2021, primarily as a result of the Riverview acquisition. This growth contributed $7,953,000 to the increase in TE net interest income and was partially offset by the lower yield on interest-earning assets, which decreased from 3.82% for the second quarter of 2021 to 3.73% for the second quarter of 2022. The lower yields on loans and leases, net were the result of a decrease of $3,457,000 in the recognition of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP compared to the second quarter of 2021. These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the Small Business Administration (“SBA”), or the borrowers otherwise pay down principal prior to a loan’s stated maturity. Mid Penn systematically added to its investment portfolio during the second quarter of 2022 to better utilize excess funds held in lower yielding accounts with the Federal Reserve, contributing to the growth in TE net interest income.

Interest expense decreased $1,065,000 during the second quarter of 2022 compared to the second quarter of 2021. The rate of interest-bearing liabilities decreased from 0.64% for the second quarter of 2021 to 0.36% for the second quarter of 2022. The decrease in rate was primarily a result of a lag in the repricing of deposits as well as the strategic decision to allow higher cost time deposits obtained through the Riverview acquisition to run-off, partially offset by an increase of $935,000 in interest expense due to the $640,850,000, or 26.4%, increase in interest-bearing liabilities compared to the same period of 2021.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the six months ended June 30, 2022 and 2021:

	Average Balances, Income and Interest Rates on a Taxable-Equivalent Basis
	For the Six Months Ended
(Dollars in thousands)	June 30, 2022				June 30, 2021
	Average			Yield/	Average			Yield/
	Balance	Interest		Rate	Balance	Interest		Rate
ASSETS:
Interest Bearing Balances	$48,495	$21		0.09%	$1,342	$4		0.60%
Investment Securities:
Taxable	445,644	4,561		2.06%	85,849	815		1.91%
Tax-Exempt	76,208	905	(a)	2.39%	55,377	702	(a)	2.56%
Total Securities	521,852	5,466		2.11%	141,226	1,517		2.17%

Federal Funds Sold	560,105	1,050		0.38%	396,041	177		0.09%
Loans and Leases, Net	3,116,473	69,477	(b)	4.50%	2,571,075	58,314	(b)	4.57%
Restricted Investment in Bank Stocks	6,590	225		6.89%	6,958	181		5.25%
Total Interest-earning Assets	4,253,515	76,239		3.61%	3,116,642	60,193		3.89%

Cash and Due from Banks	54,177				34,363
Other Assets	272,922				161,661
Total Assets	$4,580,614				$3,312,666

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,037,915	$923		0.18%	$608,259	$1,157		0.38%
Money Market	1,102,372	1,184		0.22%	767,877	1,597		0.42%
Savings	366,668	101		0.06%	200,686	122		0.12%
Time	554,378	2,105		0.77%	423,259	3,006		1.43%
Total Interest-bearing Deposits	3,061,333	4,313		0.28%	2,000,081	5,882		0.59%

Short-term Borrowings	-	-		0.00%	234,258	406		0.35%
Long-term Debt	42,513	391		1.85%	75,019	408		1.10%
Subordinated Debt	74,126	1,301		3.54%	44,586	999		4.52%
Total Interest-bearing Liabilities	3,177,972	6,005		0.38%	2,353,944	7,695		0.66%

Noninterest-bearing Demand	856,324				648,537
Other Liabilities	51,612				24,529
Shareholders' Equity	494,706				285,656
Total Liabilities & Shareholders' Equity	$4,580,614				$3,312,666

Net Interest Income (taxable-equivalent basis)		$70,234				$52,498
Taxable Equivalent Adjustment		(387)				(296)
Net Interest Income		$69,847				$52,202

Total Yield on Earning Assets				3.61%				3.89%
Rate on Supporting Liabilities				0.38%				0.66%
Average Interest Spread				3.23%				3.24%
Net Interest Margin				3.33%				3.40%

(a)

Includes TE adjustments (calculated using statutory rates of 21%) of $190,000 and $147,000 for the six months ended June 30, 2022 and 2021, respectively, resulting from tax-free municipal securities in the investment portfolio.

(b)

Includes TE adjustments (calculated using statutory rates of 21%) of $197,000 and $149,000 for the six months ended June 30, 2022 and 2021, respectively, resulting from tax-free municipal loans in the commercial loan portfolio.

MID PENN BANCORP, INC.

The following table summarizes the changes in TE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the six months ended June 30, 2022 in comparison to the same period in 2021:

	Three months ended
	June 30, 2022 vs. June 30, 2021
(Dollars in thousands on a Taxable-Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$141	$(124)	$17
Investment Securities:
Taxable	3,416	330	3,746
Tax-Exempt	264	(61)	203
Total Securities	3,680	269	3,949

Federal Funds Sold	73	800	873
Loans and Leases, Net	12,370	(1,207)	11,163
Restricted Investment Bank Stocks	(10)	54	44
Total Interest Income	16,254	(208)	16,046

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	817	(1,051)	(234)
Money Market	696	(1,109)	(413)
Savings	101	(122)	(21)
Time	931	(1,832)	(901)
Total Interest-Bearing Deposits	2,545	(4,114)	(1,569)

Short-term Borrowings	(406)	-	(406)
Long-term Debt	(177)	160	(17)
Subordinated Debt	662	(360)	302
Total Interest Expense	2,624	(4,314)	(1,690)

NET INTEREST INCOME	$13,630	$4,106	$17,736

Mid Penn’s TE net interest margin for the six months ended June 30, 2022 was 3.33% and compared to 3.40% for the six months ended June 30, 2021. TE net interest income was $70,234,000 for the six months ended June 30, 2022, an increase of $17,736,000, or 33.8%, compared to $52,202,000 of TE net interest income for the six months ended June 30, 2021. Average interest-earning assets increased $1,136,873,000, or 36.5%, compared to the first half of 2021, primarily as a result of the Riverview acquisition. This growth contributed $16,254,000 to the increase in TE net interest income and was partially offset by the lower yield on interest-earning assets, which decreased from 3.89% for the first half of 2021 to 3.61% for the first half of 2022. The lower yields on loans and leases, net were the result of a decrease of $7,650,000 in the recognition of PPP loan processing fees generated as a result of Mid Penn’s participation in PPP compared to the first six months of 2021. Mid Penn systematically added to its investment portfolio during the first half of 2022 to better utilize excess funds held in lower yielding accounts with the Federal Reserve, contributing to the growth in TE net interest income.

Interest expense decreased $1,690,000 during the first six months of 2022 compared to the same period of 2021. The rate of interest-bearing liabilities decreased from 0.66% for the first six months of 2021 to 0.38% for the first six months of 2022. The decrease in rate was primarily a result of a lag in the repricing of deposits as well as the strategic decision to allow higher cost time deposits obtained through the Riverview acquisition to run-off. The decrease in interest expense as a result of the lower rate of interest-bearing liabilities was partially offset by an increase of $2,624,000 in interest expense as a result of a $640,850,000, or 26.4%, increase in interest-bearing liabilities compared to the same period of 2021.

Although the effective interest rate impact on interest-earning assets and funding sources can be reasonably estimated at current interest rate levels, the interest-bearing product and pricing options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in Mid Penn’s asset and liability management and related interest rate risk simulation models.  In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve’s Federal Open Market Committee (“FOMC”).

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

Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first six months of 2022, economic and external factor changes, and shifting collateral values from December 31, 2021 to June 30, 2022.

Management performed a current evaluation of the adequacy of the loan and lease loss allowance and, based on this evaluation, a loan and lease loss provision of $1,725,000 and $1,150,000 was recorded for the three months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, the provision for the loan and lease losses was $2,225,000 compared to $2,150,000 for the six months ended June 30, 2021. The allowance for loan and lease losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not yet required to adopt the current expected credit loss (“CECL”) accounting standard.  The increase in the allowance for loan and lease loss from $14,597,000 at December 31, 2021 to $16,876,000 at June 30, 2022 was primarily the result of providing for core loan growth, as well as the result of one legacy commercial relationship being downgraded from substandard accrual to substandard non-accrual during the six months ended June 30, 2022.

Noninterest Income

For the three months ended June 30, 2022, noninterest income totaled $5,230,000, a decrease of $422,000 or 7.5%, compared to noninterest income of $5,652,000 for the same period in 2021.  For the six months ended June 30, 2022, noninterest income totaled $10,980,000, an increase of $616,000 or 5.9%, compared to noninterest income of $10,364,000 for the same period in 2021. Several components of noninterest income increased as a result of higher account and transaction volume due to both the Riverview acquisition and organic growth.

The following components of noninterest income showed significant changes:

(Dollars in Thousands)	Three Months Ended June 30,
	2022	2021	$ Variance	% Variance
Mortgage banking income	$305	$2,841	$(2,536)	-89%
Income from fiduciary and wealth management activities	1,205	542	663	122%
Service charges on deposits	450	177	273	154%
ATM debit card interchange income	1,128	656	472	72%
Earnings from cash surrender value of life insurance	262	75	187	249%
Other income	1,674	797	877	110%

(Dollars in Thousands)	Six Months Ended June 30,
	2022	2021	$ Variance	% Variance
Mortgage banking income	$834	$5,220	$(4,386)	-84%
Income from fiduciary and wealth management activities	2,257	1,098	1,159	106%
Service charges on deposits	1,134	329	805	245%
ATM debit card interchange income	2,185	1,224	961	79%
Earnings from cash surrender value of life insurance	508	149	359	241%
Net gain on sales of SBA loans	110	455	(345)	-76%
Other income	3,792	1,588	2,204	139%

Mortgage banking income was $834,000 for the six months ended June 30, 2022, a decrease of $4,386,000, compared to the $5,220,000 of mortgage banking income for the six months ended June 30, 2021. Mortgage loan originations and secondary-market loan sales and gains slowed during the first half of 2022 as a result of increases in interest rates. During the first half of 2022, the FOMC announced three rate increases, and anticipates several additional increases throughout the remainder of 2022. As a result of the corresponding mortgage rate increases and an increase in property values driven by supply shortfalls and high liquidity levels among buyers, the mortgage loan refinancing market has slowed and purchase money mortgage originations have slowed relative to the lending volumes experienced during the first half of 2021.

Income from fiduciary and wealth management activities was $2,257,000 for the six months ended June 30, 2022, an increase of $1,159,000 compared to $1,098,000 during the six months ended June 30, 2021. The additional revenue was attributable to favorable growth in trust assets under management and increased sales of retail investments products, as well as the Riverview acquisition.

Service charges on deposits were $1,134,000 for the six months ended June 30, 2022, an increase of $805,000, compared to $329,000 for the same period in 2021. This increase was driven by an increase in collected charges on a higher volume of transactional deposit accounts, including deposit accounts assumed in the Riverview acquisition.

MID PENN BANCORP, INC.

ATM debit card interchange income was $2,185,000 for the six months ended June 30, 2022, an increase of $961,000 compared to the six months ended June 30, 2021.  The additional income is a result of an increased volume of checking accounts and an increase in Mid Penn ATM and debit card activity, which included an increase in transaction volume resulting from the accounts assumed in the Riverview acquisition.

Earnings from cash surrender value of life insurance was $508,000 for the six months ended June 30, 2022, an increase of $359,000, compared to $149,000 for the same period of 2021. The increase is a result of additional policies assumed in the Riverview acquisition.

Other income was $3,792,000 for the six months ended June 30, 2022, an increase of $2,204,000, compared to $1,588,000 during the six months ended June 30, 2021. A mortgage hedging program was established in the latter half of 2021, generating $1,134,000 in mortgage hedging gains for the six months ended June 30, 2022, while no similar gains were recognized during the same six months of the prior year. Mid Penn also reflected increases in other miscellaneous income amounts as a result of the Riverview acquisition.

Noninterest Expense

For the three months ended June 30, 2022, noninterest expense totaled $23,915,000, an increase of $4,459,000, or 22.9%, compared to noninterest expense of $19,456,000 for the same period in 2021. For the six months ended June 30, 2022, noninterest expense totaled $49,660,000, an increase of $12,646,000, or 34.2%, compared to noninterest expense of $37,014,000 for the same period in 2021. Several components of noninterest expense increased as a result of higher fixed and variable expenses due to the Riverview acquisition and organic growth.

The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2022 versus the corresponding period in 2021:

(Dollars in Thousands)	Three Months Ended June 30,
	2022	2021	$ Variance	% Variance
Salaries and employee benefits	$12,340	$9,933	$2,407	24%
Occupancy expense, net	1,655	1,317	338	26%
Equipment expense	1,112	741	371	50%
Software licensing and utilization	1,821	1,497	324	22%
FDIC Assessment	506	433	73	17%
Legal and professional fees	694	555	139	25%
Charitable contributions qualifying for State tax credits	125	365	(240)	-66%
Mortgage banking profit-sharing expense	33	745	(712)	-96%
Intangible amortization	521	276	245	89%
Merger and acquisition expense	—	522	(522)	-100%
Other expenses	5,123	3,091	2,032	66%

(Dollars in Thousands)	Six Months Ended June 30,
	2022	2021	$ Variance	% Variance
Salaries and employee benefits	$25,584	$19,531	$6,053	31%
Occupancy expense, net	3,454	2,797	657	23%
Equipment expense	2,123	1,492	631	42%
Software licensing and utilization	3,927	2,942	985	33%
FDIC Assessment	1,097	903	194	21%
Legal and professional fees	1,333	981	352	36%
Charitable contributions qualifying for State tax credits	190	635	(445)	-70%
Mortgage banking profit-sharing expense	178	865	(687)	-79%
Intangible amortization	1,002	557	445	80%
Merger and acquisition expense	—	522	(522)	-100%
Post-acquisition restructuring expenses	329	—	329	100%
Other expenses	10,474	5,808	4,666	80%

Salaries and employee benefits were $25,584,000 for the six months ended June 30, 2022, an increase of $6,053,000 versus the same period in 2021, with the increase attributable to (i) the retail staff additions at the seven retail locations added through the Riverview acquisition; (ii) the retention of various Riverview team members through the completion of the systems integration, which occurred on March 4, 2022; and (iii) the addition of wealth management professionals, commercial lending professionals, and other staff additions in alignment with Mid Penn’s core banking and nonbanking growth initiatives.

Occupancy expenses increased $657,000 during the first six months of 2022 compared to the same period in 2021. Similarly, equipment expense increased $631,000 during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. These increases were driven by the facility operating costs and increased depreciation expense for building, furniture, and equipment associated with the Riverview acquisition.

MID PENN BANCORP, INC.

Software licensing and utilization costs were $3,927,000 for the six months ended June 30, 2022, an increase of $985,000 compared to $2,942,000 for the six months ended June 30, 2021.  The increase is a result of additional costs to license (i) the additional Riverview branches, (ii) upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management, and (iii) increases in certain core processing fees as our customer base and transaction volume continue to grow.

FDIC assessment expense was $1,097,000 for the six months ended June 30, 2022, an increase of $194,000 compared to $903,000 for the six months ended June 30, 2021.  As a result of the Riverview acquisition and organic growth, the increased FDIC assessment aligns with the year-over-year growth of the average assets of the Bank on which the assessment is based.

Legal and professional fees were $1,333,000 for the six months ended June 30, 2022, an increase of $352,000 compared to $981,000 for the six months ended June 30, 2021, with this increase being attributable to consulting expenses related to personnel arrangements facilitating the assimilation of Riverview. Additionally, fees were incurred for expanded loan review coverage and software consulting services in the compliance area.

Charitable contributions qualifying for state tax credits were $190,000 for the six months ended June 30, 2022, compared to $635,000 for the same six-month period during 2021. Mid Penn continues to maximize the amount of contributions qualifying for state credits that can be made during 2022 and makes qualifying contributions, as allowable.

Intangible amortization increased from $557,000 during the first half of 2021 to $1,002,000 during the first half of 2022 as a result of the customer list and core deposit intangible assets added from the Riverview acquisition.

Merger and acquisition expenses were $522,000 during the first half of 2021 prior to the completion of the Riverview acquisition. During the first six months of 2022, post-acquisition restructuring expenses were $329,000 and primarily consisted of contract termination fees related to the Riverview acquisition.

Other expenses increased $4,666,000 from $5,808,000 during the six months ended June 30, 2021, to $10,474,000 for the same period in 2022. Several categories within other expense experienced increases as a result of the Riverview acquisition and organic growth, including Pennsylvania Bank Shares taxes, marketing, telephone, postage, courier, ATM and card processing, payroll processing, employee travel costs, and director fees. In addition, the six months ended June 30, 2022, contained an impaired asset write-off of $664,000, representing the disposal of certain fixed assets and leasehold improvements from Riverview offices not being retained.

Income Taxes

The provision for income taxes was $5,336,000 during the six months ended June 30, 2022, compared to $4,477,000 of income tax provision recorded for the same period in 2021. The provision for income taxes for the six months ended June 30, 2022, reflects a combined Federal and State effective tax rate of 18.4% compared to 19.1% for the six months ended June 30, 2021.  The decrease in the effective tax rate reflects (i) higher tax-exempt interest recognized due to an increase in tax-exempt securities being held in the investment security portfolio when compared to the prior year, and (ii) the favorable treatment of the increase in cash surrender value on bank owned life insurance policies, which are nontaxable for federal tax purposes. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

Financial Condition

Overview

Mid Penn’s total assets were $4,310,163,000 as of June 30, 2022, reflecting a decrease of $379,262,000, or 8.1%, compared to total assets of $4,689,425,000 as of December 31, 2021. Included in total assets as of June 30, 2022 are $4,966,000 of PPP loans, net of deferred fees.  Comparatively, as of December 31, 2021, Mid Penn had $111,286,000 of PPP loans outstanding, net of deferred fees.

Total loans and leases, net of unearned interest totaled $3,180,033,000 as of June 30, 2022, an increase of $75,637,000, or 2.4% since December 31, 2021. The growth occurred primarily within the commercial real estate loan portfolio. Core banking loans (a non-GAAP measure calculated as loans and leases, net of unearned interest less PPP loans outstanding) totaled $3,175,067,000 as of June 30, 2022, an increase of $181,957,000, or 6.1% since December 31, 2021. The growth in core banking loans occurred primarily within the commercial real estate loan portfolio. Please refer to the section included herein under the heading “Reconciliation of Non-GAAP Measures (Unaudited)” for a discussion of our use of non-GAAP adjusted financial information, which includes a table reconciling GAAP and non-GAAP adjusted financial measures for these and certain other periods ended from June 30, 2021 through June 30, 2022.

Total deposits decreased $299,429,000 or 7.5%, from $4,002,016,000 on December 31, 2021, to $3,702,587,000 at June 30, 2022.  The decrease in total deposits since December 31, 2021 was attributable to the maturity of certificates of deposit, which have renewed into lower rates, migrated to other deposit or retail investment products, or exited the Bank.

MID PENN BANCORP, INC.

Loans and Leases, net of unearned interest

Total loans and leases, net of unearned interest as of June 30, 2022 were $3,180,033,000 compared to $3,104,396,000 as of December 31, 2021. This increase was driven by organic loan growth within Mid Penn’s commercial real estate portfolio, net of PPP loan forgiveness.

(Dollars in thousands)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Commercial and industrial	$549,881	17.3%	$619,562	20.0%
Commercial real estate	1,825,944	57.5%	1,668,142	53.7%
Commercial real estate - construction	376,117	11.8%	372,734	12.0%
Residential mortgage	300,336	9.4%	323,223	10.4%
Home equity	118,479	3.7%	110,306	3.6%
Consumer	9,276	0.3%	10,429	0.5%
	$3,180,033	100.0%	$3,104,396	100.0%

Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses

The allowance for loan and lease losses and the related loan and lease loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt CECL until January 1, 2023, and Mid Penn has not elected to early adopt CECL. PPP loans, both those disbursed in 2020 and those disbursed in 2021, are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the SBA, no allowance for loan and lease losses was recorded against the $4,966,000 balance of PPP loans outstanding, net of deferred fees as of June 30, 2022.

For the six months ended June 30, 2022, Mid Penn had net recoveries of $54,000 compared to net loan charge-offs of $816,000 during the same period in 2021. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan and lease losses as compared to the balance of outstanding loans.

Changes in the allowance for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	$15,147	$13,591	$14,597	$13,382

Loans charged off during period	(9)	(39)	(66)	(905)
Recoveries of loans previously charged off	13	14	120	89
Net recoveries (charge-offs)	4	(25)	54	(816)

Provision for loan and lease losses	1,725	1,150	2,225	2,150
Balance, end of period	$16,876	$14,716	$16,876	$14,716

Ratio of net loan (recoveries) charge-offs to average loans outstanding (annualized)	-0.001%	0.004%	-0.003%	0.060%

Ratio of allowance for loan losses to net loans at end of period	0.53%	0.59%	0.53%	0.59%

Other than as described herein, Mid Penn does not believe there are any trends or events at this time that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions may eventually impact some borrowers’ abilities to comply with their repayment terms. Accordingly, Mid Penn has adjusted its qualitative factors for economic and external conditions as part of its general component determination primarily in response to the current economic conditions. Mid Penn continues to monitor closely the financial strength of borrowers and the economic conditions impacting them.

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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of June 30, 2022, December 31, 2021, and June 30, 2021.

(Dollars in thousands)
	June 30, 2022	December 31, 2021	June 30, 2021
Nonperforming Assets:
Nonaccrual loans	$7,551	$9,547	$8,233
Accruing troubled debt restructured loans	422	435	449
Total nonperforming loans	7,973	9,982	8,682

Foreclosed real estate	69	-	11
Total non-performing assets	8,042	9,982	8,693

Accruing loans 90 days or more past due	—	515	—
Total risk elements	$8,042	$10,497	$8,693

Nonperforming loans as a % of total
loans outstanding	0.25%	0.32%	0.35%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.25%	0.32%	0.35%

Ratio of allowance for loan losses
to nonperforming loans	211.66%	146.23%	169.50%

In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.

Total nonperforming assets were $8,042,000 at June 30, 2022, a decrease compared to nonperforming assets of $10,497,000 and $8,693,000 at December 31, 2021 and at June 30, 2021, respectively. The decrease in nonperforming assets since December 31, 2021 was primarily the result of the successful workout of two nonaccrual home equity loans amongst one relationship totaling $2,278,000 during the first quarter of 2022. The nonperforming assets included acquired impaired loans assumed in the Riverview transaction of $3,289,000 as of December 31, 2021. One nonaccrual relationship that was resolved during the first quarter is discussed in detail below.

During the first quarter of 2022, an unrelated party acquired the real estate collateral for an amount sufficient to completely payoff the contractual outstanding principal balance of a nonaccrual loan relationship, comprised of two home equity loans acquired in 2018, totaling $2,278,000. As of June 30, 2022, the outstanding principal, any interest due, and all fees were paid off entirely, with no charge-off related to this loan relationship. These loans were transferred from accrual to nonaccrual status during the second quarter of 2020.

Given this credit, nonperforming assets were 0.25% of the total of loans plus other real estate assets as of June 30, 2022, a favorable reduction compared to 0.32% and 0.35% at December 31, 2021 and June 30, 2021, respectively. Loan loss reserves as a percentage of nonperforming loans increased to 211.66% at June 30, 2022, compared to 146.23% and 169.5% at December 31, 2021 and June 30, 2021, respectively.

The contractual outstanding principal balance of one commercial real estate-construction loan relationship accounts for $1,221,000 of the nonperforming loan balance as of June 30, 2022. This loan was acquired in the Riverview transaction in November 2021 while in nonaccrual status. This loan is collateralized primarily by commercial real estate, and given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has been currently assigned to this relationship. Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loan.

Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to writing down or charging off the loan.  Once the write-down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.

MID PENN BANCORP, INC.

The following table provides additional analysis of partially charged-off loans.

(Dollars in thousands)
	June 30, 2022	December 31, 2021
Period ending total loans outstanding	$3,180,033	$3,104,396
Allowance for loan and lease losses	16,876	14,597
Total nonperforming loans	7,973	9,982
Nonperforming and impaired loans with partial charge-offs	129	107

Ratio of nonperforming loans with partial charge-offs
to total loans	0.004%	0.000%

Ratio of nonperforming loans with partial charge-offs
to total nonperforming loans	1.62%	1.07%

Coverage ratio net of nonperforming loans with
partial charge-offs	215.15%	147.82%

Ratio of total allowance to total loans less
nonperforming loans with partial charge-offs	0.53%	0.47%

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

Mid Penn had loans with an aggregate balance of $8,726,000 which were deemed by management to be impaired at June 30, 2022, including $4,700,000 in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015, the Scottdale and First Priority acquisitions in 2018, and the Riverview acquisition in 2021.  Of the $4,026,000 of impaired loan relationships excluding the loans acquired with credit deterioration, $507,000 were commercial and industrial relationships, $2,106,000 were commercial real estate relationships, $99,000 were home equity relationships, and $1,314,000 were residential relationships. There were specific loan loss reserve allocations of $892,000 against $1,469,000 of commercial real estate loan relationships and $118,000 of specific loan loss reserve allocations against $507,000 of commercial and industrial loan relationships. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.

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

While the allowance is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change.  The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific or general components. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments and underlying data and evaluations, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral, including the prospective unknown impacts of the persisting COVID-19 pandemic and inflationary environment. Any or

MID PENN BANCORP, INC.

all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors. Changes from these various other uncertainties and considerations may impact the provisions charged to expense in future periods.

Management believes, based on information currently available, that the allowance for loan and lease losses of $16,876,000 is adequate as of June 30, 2022 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

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

Mid Penn believes its core deposits are generally stable even in periods of changing interest rates.  Liquidity is measured and monitored daily, allowing management to better understand and react to balance sheet trends.  These measurements indicate that liquidity generally remains stable and exceeds our minimum defined levels of adequacy. Other than the trends of continued competitive pressures and volatile interest rates, and the uncertain impact of the current inflationary environment, there are no known demands, commitments, events, or uncertainties that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

The consolidated statements of cash flows provide additional information. Mid Penn’s operating activities during the first six months of 2022 provided $19,441,000 of cash mainly due to net income, partially offset by other operating activities. Cash used in investing activities during the first six months of 2022 was $311,911,000, mainly the result of purchases of investment securities and the net increase in loans and leases. Cash used in financing activities during the first six months of 2022 totaled $384,496,000 primarily the result of a decrease in net deposits and long-term debt repayment.

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

Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750,000 of the December 2020 Notes as of June 30, 2022 and December 31, 2021.

Subordinated Debt Issued March 2020

On March 20, 2020, Mid Penn Bancorp, Inc. entered into agreements with accredited investors who purchased $15,000,000 aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the “March 2020 Notes”).  As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6,870,000 of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of June 30, 2022 was $8,130,000.  The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.

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

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,700,000 of the March 2020 Notes as of June 30, 2022 and December 31, 2021.

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

MID PENN BANCORP, INC.

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

Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary.  Related parties held $1,450,000 of the 2017 Notes as of June 30, 2022 and December 31, 2021.

Subordinated Debt Issued December 2015

On December 9, 2015, Mid Penn Bancorp, Inc. sold $7,500,000 aggregate principal amount of Subordinated Debt (the “2015 Notes”) due in 2025.  Given that the 2015 Notes are in the sixth year since issuance, eighty percent of the principal balance of the notes is treated as Tier 2 capital for regulatory capital purposes as of June 30, 2022.

The 2015 Notes paid interest at a rate of 5.15% per year for the first five years outstanding, including the three months ended June 30, 2020. Beginning January 1, 2021, the 2015 Notes bear interest at a floating rate based on the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 4.0%.  Interest is payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016. The 2015 Notes will mature on December 9, 2025 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025.  Additionally, Mid Penn may redeem the 2015 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if:  (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2015 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2015 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended, in each case at 100% of the principal amount of the 2015 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

Holders of the 2015 Notes may not accelerate the maturity of the 2015 Notes, except upon Mid Penn’s or Mid Penn Bank’s bankruptcy, insolvency, liquidation, receivership or similar event.  Related parties held $1,930,000 of the 2015 Notes as of June 30, 2022 and December 31, 2021.

ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability. The unamortized debt issuance costs associated with the 2015 Notes and the 2017 Notes were collectively $31,000 at June 30, 2022 and $44,000 at December 31, 2021.

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

Under the new rules, mortgage servicing assets and certain deferred tax assets are subject to stricter limitations than those applicable under the current general risk-based capital rule.  The new rules also increase the risk weights for past-due loans, certain risk weights and credit conversion factors.

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

Shareholders’ equity increased by $5,759,000, or 1.2%, from $490,076,000 as of December 31, 2021 to $495,832,000 as of June 30, 2022, primarily due to earnings of $23,606,000 partially offset by a decrease in the carrying value of the available-for-sale investment portfolio of $9,917,000, dividends declared of $6,384,000 and stock repurchases of $2,181,000. As previously announced, Mid Penn completed a public offering of 2,990,000 shares of common stock at a price of $25.00 per share in May 2021, with the aggregate gross proceeds of the offering totaling $74,750,000. The net proceeds of the offering after deducting the underwriting discount and offering expenses were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for the earnings per share calculation for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets.  The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016 are illustrated below. At June 30, 2022, regulatory capital ratios for both Mid Penn and the Bank met the definition of a “well-capitalized” institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of June 30, 2022 and December 31, 2021:

	Capital Adequacy
					To Be Well-Capitalized
(Dollars in thousands)			Minimum for		Under Prompt
			Basel III Capital		Corrective
	Actual		Adequacy (a)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of June 30, 2022:
Tier 1 Capital (to Average Assets)	$392,961	9.0%	$174,184	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	383,682	11.5%	233,414	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	392,961	11.8%	283,431	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	471,627	14.1%	350,121	10.5%	N/A	N/A

Mid Penn Bank
As of June 30, 2022:
Tier 1 Capital (to Average Assets)	$427,342	9.8%	$174,048	4.0%	$217,560	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,342	12.8%	233,130	7.0%	216,478	6.5%
Tier 1 Capital (to Risk Weighted Assets)	427,342	12.8%	283,086	8.5%	266,434	8.0%
Total Capital (to Risk Weighted Assets)	444,292	13.3%	349,695	10.5%	333,043	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2021:
Tier 1 Capital (to Average Assets)	$374,368	8.1%	$185,764	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	365,084	11.7%	217,579	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	374,368	12.0%	264,203	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	452,527	14.6%	326,369	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2021:
Tier 1 Capital (to Average Assets)	$398,773	8.6%	$185,721	4.0%	$232,151	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	217,446	7.0%	201,914	6.5%
Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	264,041	8.5%	248,510	8.0%
Total Capital (to Risk Weighted Assets)	413,442	13.3%	326,169	10.5%	310,637	10.0%

(a)	Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5% required by the Basel III framework.

MID PENN BANCORP, INC.

RECONCILIATION OF NON-GAAP MEASURES (Unaudited):

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Mid Penn believes that reporting core banking loans is useful to investors as they reflect portfolio loans and related growth from traditional bank activities and excludes short-term or nonrecurring loans from special programs like the PPP. The ratio of the allowance for loan and lease losses to core banking loans is useful to investors as it highlights the true coverage ratio of the allowance excluding those loans that are 100% guaranteed by the SBA through the PPP and, therefore, do not require an allowance assessment. These non-GAAP disclosures have limitations as an analytical tool, should not be viewed as a substitute for financial measures determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of Mid Penn’s results and financial condition as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes that this non-GAAP supplemental information will be helpful in understanding Mid Penn’s ongoing operating results. This supplemental presentation should not be construed as an inference that Mid Penn’s future results will be unaffected by similar adjustments to be determined in accordance with GAAP.

Core Banking Loans
(Dollars in thousands)	June 30,	December 31,	June 30,
	2022	2021	2021
Loans and leases, net of unearned interest	$3,180,033	$3,104,396	$2,495,192
Less: PPP loans, net of deferred fees	4,966	111,286	391,826
Core banking loans	$3,175,067	$2,993,110	$2,103,366

Allowance for loan and lease losses	$16,876	$14,597	$14,716

Ratio of allowance for loan and lease losses to net loans at end of period	0.53%	0.47%	0.59%

Ratio of allowance for loan and lease losses to non-PPP core banking loans at end of period	0.53%	0.49%	0.70%

MID PENN BANCORP, INC.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, Mid Penn’s primary source of market risk is interest rate risk. Interest rate risk is the exposure to fluctuations in Mid Penn’s future earnings, earnings at risk, resulting from changes in interest rates. This exposure or sensitivity is a function of the repricing characteristics of Mid Penn's portfolio of assets and liabilities. Each asset and liability reprices either at maturity or during the life of the instrument. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period of time.

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

Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300 and 400 basis points and decreased by 100 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At June 30, 2022, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

	% Change in
Change in	Net Interest	Policy
Basis Points	Income	Risk Limit
400	19.63%	≥ -30%
300	15.96%	≥ -25%
200	11.14%	≥ -20%
100	5.57%	≥ -15%
(100)	-5.96%	≥ -10%

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2022, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the six months ended June 30, 2022.

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

ITEM 1A – RISK FACTORS

Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, to determine if there were material changes applicable to the six months ended June 30, 2022.  There are no material changes to such risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.
(b)	None.

				Approximate Dollar
			Total Number of Shares	Value of Shares That
	Total Number	Average	Purchased as Part of	May Yet Be
	of Shares	Price	Publicly Announced	Purchased Under
Period	Purchased	Per Share	Plans or Programs	the Plans or Programs
April 1 - April 30, 2022	—	$—	—	$13,077,211
May 1 - May 31, 2022	40,600	$26.39	40,600	$12,005,777
June 1 - June 30, 2022	63,312	$27.20	63,312	$10,283,691

Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the program remains available as it was extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The treasury stock repurchase program authorizes the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represented approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022.  Under the program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions.  Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
President and CEO
(Principal Executive Officer)

Date:	August 5, 2022

By:	/s/ Allison S. Johnson
Allison S. Johnson
Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2022