Form 10-Q
period 2022-09-30
MID PENN BANCORP INC
filed 2022-11-04
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 28, 2022, the registrant had 15,882,853 shares of common stock outstanding.

FORM 10-Q
Unless the context otherwise requires, the terms “Mid Penn”, “Corporation” “we”, “us”, and “our” refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except share data)	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$76,018	$41,100
Interest-bearing balances with other financial institutions	4,520	146,031
Federal funds sold	14,140	726,621
Total cash and cash equivalents	94,678	913,752

Investment securities held to maturity, at amortized cost (fair value $346,625 and $330,626)	402,142	329,257
Investment securities available for sale, at fair value	242,195	62,862
Equity securities available for sale, at fair value	428	500
Loans held for sale, at fair value	5,997	11,514
Loans and leases, net of unearned interest	3,322,457	3,104,396
Less: Allowance for loan and lease losses	(18,480)	(14,597)
Net loans and leases	3,303,977	3,089,799

Bank premises and equipment, net	33,854	33,232
Bank premises and equipment held for sale	2,262	3,907
Operating lease right of use asset	8,352	9,055
Finance lease right of use asset	2,952	3,087
Cash surrender value of life insurance	50,419	49,661
Restricted investment in bank stocks	4,595	9,134
Accrued interest receivable	15,861	11,328
Deferred income taxes	16,093	10,779
Goodwill	113,871	113,835
Core deposit and other intangibles, net	7,215	9,436
Foreclosed assets held for sale	49	—
Other assets	28,963	28,287
Total Assets	$4,333,903	$4,689,425

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$863,037	$850,438
Interest-bearing demand	1,103,000	1,066,852
Money Market	966,913	1,076,593
Savings	344,359	381,476
Time	452,287	626,657
Total Deposits	3,729,596	4,002,016

Long-term debt	4,501	81,270
Subordinated debt and trust preferred securities	66,357	74,274
Operating lease liability	10,261	11,363
Accrued interest payable	1,841	1,791
Other liabilities	22,242	28,635
Total Liabilities	3,834,798	4,199,349

Shareholders' Equity:
Common stock, par value $1.00 per share; 20.0 million shares authorized; 16.1 million issued at September 30, 2022 and at December 31, 2021; 15.9 million outstanding at September 30, 2022 and 16.0 million at December 31, 2021	16,091	16,056
Additional paid-in capital	386,452	384,742
Retained earnings	120,572	91,043
Accumulated other comprehensive (loss) income	(19,130)	158
Treasury stock, at cost; 208,343 shares at September 30, 2022 and 98,452 shares at December 31, 2021	(4,880)	(1,923)
Total Shareholders’ Equity	499,105	490,076
Total Liabilities and Shareholders' Equity	$4,333,903	$4,689,425
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans and leases	$38,484	$29,590	$107,764	$87,755
Interest and dividends on investment securities:
U.S. Treasury and government agencies	2,873	285	6,738	688
State and political subdivision obligations, tax-exempt	392	279	1,107	834
Other securities	509	277	1,430	870
Total Interest and Dividends on Investment Securities	3,774	841	9,275	2,392

Interest on other interest-bearing balances	12	1	33	5
Interest on federal funds sold	736	308	1,786	485
Total Interest Income	43,006	30,740	118,858	90,637
INTEREST EXPENSE
Interest on deposits	2,836	2,909	7,149	8,791
Interest on short-term borrowings	—	133	—	539
Interest on long-term and subordinated debt	761	704	2,453	2,111
Total Interest Expense	3,597	3,746	9,602	11,441
Net Interest Income	39,409	26,994	109,256	79,196
PROVISION FOR LOAN AND LEASE LOSSES	1,550	425	3,775	2,575
Net Interest Income After Provision for Loan and Lease Losses	37,859	26,569	105,481	76,621
NONINTEREST INCOME
Income from fiduciary and wealth management activities	1,729	618	3,986	1,716
ATM debit card interchange income	1,078	630	3,263	1,854
Service charges on deposits	483	223	1,617	552
Mortgage banking income	536	3,162	1,370	8,382
Mortgage hedging income	217	22	1,321	22
Net gain on sales of SBA loans	152	105	262	560
Earnings from cash surrender value of life insurance	250	74	758	223
Net gain on sales of investment activities	—	79	—	79
Other income	1,518	596	4,366	2,485
Total Noninterest Income	5,963	5,509	16,943	15,873
NONINTEREST EXPENSE
Salaries and employee benefits	13,583	10,342	39,167	29,873
Software licensing and utilization	1,804	1,551	5,731	4,493
Occupancy expense, net	1,634	1,318	5,088	4,115
Equipment expense	1,121	745	3,244	2,237
Shares tax	920	498	2,626	1,022
Legal and professional fees	528	610	1,861	1,591
ATM/card processing	518	249	1,605	696
Intangible amortization	514	266	1,516	823
FDIC Assessment	254	461	1,351	1,364
Charitable contributions qualifying for State tax credits	—	—	190	635
Mortgage banking profit-sharing expense	—	1,140	178	2,005
Gain on sale or write-down of foreclosed assets, net	(57)	(7)	(88)	(26)
Merger and acquisition expense	—	198	—	720
Post-acquisition restructuring expense	—	—	329	—
Other expenses	3,896	2,648	11,577	7,485
Total Noninterest Expense	24,715	20,019	74,375	57,033
INCOME BEFORE PROVISION FOR INCOME TAXES	19,107	12,059	48,049	35,461
Provision for income taxes	3,626	2,272	8,962	6,749
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$15,481	$9,787	$39,087	$28,712

PER COMMON SHARE DATA:
Basic and Diluted Earnings Per Common Share	$0.97	$0.86	$2.45	$2.85
Diluted Earnings Per Common Share	$0.97	$0.86	$2.45	$2.85
Cash Dividends Declared	$0.20	$0.20	$0.60	$0.59
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$15,481	$9,787	$39,087	$28,712

Other comprehensive (loss) income:

Unrealized (loss) income arising during the period on available-for-sale securities, net of income taxes of ($2,492), $8, ($5,162) and $13, respectively	(9,376)	29	(19,418)	51

Reclassification adjustment for net gain on sales of available-for-sale securities included in net income, net of income taxes of $0, ($17), $0,and ($17) respectively. (1)	—	(62)	—	(62)

Change in defined benefit plans, net of income taxes of $4, ($10), $37 and $70, respectively (2)	11	(36)	138	262

Reclassification adjustment for settlement losses and other activity related to benefit plans, net of income taxes of ($2), ($1), ($2) and ($12), respectively (3)	(6)	(3)	(8)	(47)

Total other comprehensive (loss) income	(9,371)	(72)	(19,288)	204

Total comprehensive income	$6,110	$9,715	$19,799	$28,916

(1)Amounts are included in net gain on sales of investment securities on the consolidated statements of income as a separate element within total noninterest income.
(2)The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(3)The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the consolidated statements of income within total noninterest income. See "Note 12 – Defined Benefit Plans," for additional information.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance, January 1, 2022	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076
Net income	—	—	11,354	—	—	11,354
Total other comprehensive loss, net of taxes	—	—	—	(5,104)	—	(5,104)
Common stock cash dividends declared, $0.20 per share	—	—	(3,191)	—	—	(3,191)
Riverview restricted stock adjustment	—	776	—	—	—	776
Employee Stock Purchase Plan (1,710 shares)	2	44	—	—	—	46
Director Stock Purchase Plan (1,377 shares)	1	35	—	—	—	36
Restricted stock activity	—	168	—	—	—	168
Balance, March 31, 2022	$16,059	$385,765	$99,206	$(4,946)	$(1,923)	$494,161

Net income	—	—	12,252	—	—	12,252
Total other comprehensive loss, net of taxes	—	—	—	(4,813)	—	(4,813)
Common stock cash dividends declared, $0.20 per share	—	—	(3,193)	—	—	(3,193)
Repurchased stock (109,891 shares)	—	—	—	—	(2,957)	(2,957)
Employee Stock Purchase Plan (1,899 shares)	2	49	—	—	—	51
Director Stock Purchase Plan (1,589 shares)	2	41	—	—	—	43
Restricted stock activity (17,200 shares)	18	273	—	—	—	291
Balance, June 30, 2022	$16,081	$386,128	$108,265	$(9,759)	$(4,880)	$495,835

Net income	—	—	15,481	—	—	15,481
Total other comprehensive loss, net of taxes	—	—	—	(9,371)	—	(9,371)
Common stock cash dividends declared, $0.20 per share	—	—	(3,174)	—	—	(3,174)
Employee Stock Purchase Plan (1,486 shares)	1	53	—	—	—	54
Director Stock Purchase Plan (1,927 shares)	2	41	—	—	—	43
Restricted stock activity (7,227 shares)	7	230	—	—	—	237
Balance, September 30, 2022	$16,091	$386,452	$120,572	$(19,130)	$(4,880)	$499,105

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

(Dollars in thousands)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders Equity
Balance, January 1, 2021	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688
Net income	—	—	9,312	—	—	9,312
Total other comprehensive income, net of taxes	—	—	—	558	—	558
Common stock cash dividends declared, $0.19 per share	—	—	(1,599)	—	—	(1,599)
Repurchased stock (5,800 shares)	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan (1,459 shares)	2	38	—	—	—	40
Director Stock Purchase Plan (1,253 shares)	1	32	—	—	—	33
Restricted stock activity	—	132	—	—	—	132
Balance, March 31, 2021	$8,515	$179,055	$77,888	$501	$(1,923)	$264,036

Net income	—	—	9,613	—	—	9,613
Total other comprehensive loss, net of taxes	—	—	—	(282)	—	(282)
Common stock cash dividends declared, $0.20 per share	—	—	(2,281)	—	—	(2,281)
Common shares issued through follow-on public offering (2,990,000 shares), net of underwriting discounts and offering expenses	2,990	67,248	—	—	—	70,238
Employee Stock Purchase Plan (1,388 shares)	1	37	—	—	—	38
Director Stock Purchase Plan (1,229 shares)	1	33	—	—	—	34
Restricted stock activity	—	173	—	—	—	173
Balance, June 30, 2021	$11,507	$246,546	$85,220	$219	$(1,923)	$341,569

Net income	—	—	9,787	—	—	9,787
Total other comprehensive loss, net of taxes	—	—	—	(72)	—	(72)
Common stock cash dividends declared, $0.20 per share	—	—	(2,285)	—	—	(2,285)
Employee Stock Purchase Plan (1,784 shares)	2	47	—	—	—	49
Director Stock Purchase Plan (1,225 shares)	1	32	—	—	—	33
Restricted stock activity (21,833 shares)	22	205	—	—	—	227
Balance, September 30, 2021	$11,532	$246,830	$92,722	$147	$(1,923)	$349,308
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net Income	$39,087	$28,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,775	2,575
Depreciation	3,056	2,463
Amortization of intangibles	1,516	823
Net amortization of security discounts/premiums	530	471
Noncash operating lease expense	1,255	1,279
Amortization of finance lease right of use asset	135	135
Gain on sales of investment securities	—	(79)
Earnings on cash surrender value of life insurance	(758)	(223)
Mortgage loans originated for sale	(116,966)	(257,133)
Proceeds from sales of mortgage loans originated for sale	123,853	267,867
Gain on sale of mortgage loans	(1,370)	(8,382)
SBA loans originated for sale	(5,310)	(5,923)
Proceeds from sales of SBA loans originated for sale	5,571	6,483
Gain on sale of SBA loans	(262)	(560)
Gain on disposal or write-down of property, plant, and equipment	(97)	(52)
Gain on sale or write-down of foreclosed assets	(88)	(26)
Gain on sale of bank premises and equipment held for sale	(114)	—
Write-off of bank premises and equipment held for sale	705	—
Accretion of subordinated debt	(417)	—
Stock compensation expense	696	532
Deferred income tax benefit	(23)	(295)
(Increase) decrease in accrued interest receivable	(4,533)	2,963
(Increase) decrease in other assets	(712)	1,386
Increase (decrease) in accrued interest payable	50	(106)
Net change in operating lease liability	(1,654)	(1,314)
Decrease in other liabilities	(6,321)	(40)
Net Cash Provided By Operating Activities	41,604	41,556

Investing Activities:
Proceeds from the sale of available-for-sale securities	—	5,178
Proceeds from the maturity or call of available-for-sale securities	9,910	2,500
Purchases of available-for-sale securities	(213,974)	(6,893)
Proceeds from the maturity or call of held-to-maturity securities	12,401	40,014
Purchases of held-to-maturity securities	(85,664)	(64,972)
Reduction (purchases) of restricted investment in bank stock	4,539	(312)
Net (increase) decrease in loans and leases	(218,061)	11,835
Purchases of bank premises and equipment	(3,734)	(3,149)
Proceeds from the sale of bank premises and equipment	1,912	62
Proceeds from the sale of foreclosed assets	148	202
Net Cash Used In Investing Activities	(492,523)	(15,535)

Financing Activities:
Net (decrease) increase in deposits	(272,420)	487,301
Net increase in short-term borrowings	—	(125,617)
Common stock dividends paid	(9,558)	(6,586)
Proceeds from Employee Stock Purchase Plan stock issuance	151	127
Proceeds from Director Stock Purchase Plan stock issuance	122	100
Proceeds from follow-on common stock public offering	—	70,238
Treasury stock purchased	(2,957)	(128)
Riverview restricted stock adjustment	776	—
Net change in finance lease liability	(67)	(65)
Long-term debt repayment	(76,702)	—
Subordinated debt redemption	(7,500)	(173)
Net Cash (Used In) Provided By Financing Activities	(368,155)	425,197

Net (decrease) increase in cash and cash equivalents	(819,074)	451,218
Cash and cash equivalents, beginning of period	913,752	303,724
Cash and cash equivalents, end of period	$94,678	$754,942

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

(Dollars in thousands)	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,552	$11,547
Cash paid for income taxes	3,500	8,835

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$552	$1,064
Recognition of operating lease liabilities	552	1,064
Obsolete Riverview asset writeoff	705	—
Loans transferred to foreclosed assets held for sale	109	53
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc. (“Mid Penn” or the “Corporation”), its wholly-owned subsidiary, Mid Penn Bank (the “Bank”), and three nonbank subsidiaries which were established during 2020, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management services and capabilities of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. As of September 30, 2022, the accounts and activities of these nonbank subsidiaries established in 2020 were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
On November 30, 2021, Mid Penn completed its acquisition of Riverview Financial Corporation (“Riverview”), pursuant to the previously announced Agreement and Plan of Merger dated as of June 30, 2021. On November 30, 2021, Riverview was merged with and into Mid Penn, with Mid Penn being the surviving corporation. See "Note 3 - Acquisition of Riverview Financial Corporation," as well as the Company’s Current Report on Form 8-K filed on December 1, 2021, for additional information.
The comparability of Mid Penn’s results of operations for the period ended September 30, 2022, compared to the periods ended September 30, 2021 and the year ended December 31, 2021, in general, has been materially impacted by this acquisition, as further described in Note 3. For comparative purposes, the September 30, 2021 and December 31, 2021 balances have been reclassified, when necessary, to conform to the 2022 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2022, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
Note 2 - Summary of Significant Accounting Policies
The significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2021 Annual Report on Form 10-K. Those significant accounting policies are unchanged at September 30, 2022.
Accounting Standards Pending Adoption
ASU 2016-13: The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further amended.
The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss ("CECL") model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.
The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for purchased financial assets with a more-than insignificant amount of credit deterioration since origination ("PCD assets") should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance is added to the purchase price ("gross up approach") to determine the initial amortized cost basis. The subsequent accounting for PCD assets is the same expected loss model described above.
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
Mid Penn intends to adopt this ASU effective January 1, 2023. Mid Penn expects that it is probable that total credit loss reserves will increase at the adoption date and that the magnitude of the increase will depend on the composition, characteristics and quality of its loan and lease portfolio and the allowance for debt securities, as well as economic conditions and forecasts at the time of adoption. Mid Penn is conducting parallel runs of its new processes and controls and had begun its model validation process. Mid Penn will continue to make refinements to its credit loss model in advance of the January 1, 2023 adoption date.
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
Note 3 - Acquisition of Riverview Financial Corporation
On November 30, 2021, Mid Penn completed its acquisition of Riverview ("Riverview Acquisition") through the merger of Riverview with and into Mid Penn. In connection with this acquisition, Riverview Bank, Riverview’s wholly-owned bank subsidiary, merged with and into Mid Penn Bank.
Pursuant to the merger agreement, shareholders of Riverview common stock received, for each share of Riverview common stock held at the effective time of the merger, 0.4833 shares of Mid Penn common stock as merger consideration with an acquisition date fair value of $142.2 million based on the closing stock price of Mid Penn’s common stock on November 30, 2021 of $31.46. This exchange ratio did not change as a result of changes in the Mid Penn share price. Additionally, outstanding options at the time of the merger were converted into the right to receive an amount in cash equal to the product obtained by multiplying the aggregate number of shares of Riverview common stock that were issuable upon exercise of each option outstanding, and the closing sale price of Mid Penn’s common stock on the fifth (5th) business day prior to the merger closing date multiplied by the exchange ratio, less the per share exercise price of each option outstanding, without interest. There were 172,964 options outstanding to purchase Riverview common stock and the closing price of Mid Penn common stock was at $30.76 per share on the fifth business day prior to the merger closing date. Additionally, 2,500 shares of restricted stock were paid out in cash, resulting in $776 thousand of cash consideration relating to stock awards. Including $16 thousand of cash paid in lieu of fractional shares, the total fair value of consideration paid was $143.0 million.
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
The acquisition of Riverview resulted in the recognition and recording of intangible assets including $51.0 million of goodwill, a core deposit intangible of $4.1 million, and a customer list intangible of $2.2 million. The core deposit intangible and customer list intangible will be amortized over a ten-year period using a sum of the years’ digits basis. The goodwill will not be amortized, but will be measured annually for impairment, or more frequently if circumstances require.

MID PENN BANCORP, INC.

The allocation of the purchase price is as follows:

(Dollars in thousands)

Assets acquired:
Cash and cash equivalents	$316,079
Investment securities	226
Restricted stock	2,209
Loans	837,505
Goodwill	51,031
Core deposit intangible	4,096
Customer list intangible	2,160
Bank owned life insurance	32,120
Premises and equipment	11,819
Deferred income taxes	7,116
Accrued interest receivable	1,919
Other assets	6,641
Total assets acquired	1,272,921
Liabilities assumed:
Deposits:
Noninterest-bearing demand	182,291
Interest-bearing demand	371,283
Money Market	152,365
Savings	176,294
Time	199,414
Long-term debt	6,500
Subordinated debt and trust preferred securities	36,308
Accrued interest payable	439
Other liabilities	5,043
Total liabilities assumed	1,129,937

Consideration paid	$142,984

Cash paid	$792
Fair value of common stock issued	142,192
Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, allows for adjustments to goodwill up to one year after the merger date for information that becomes available during this post-merger period that reflects circumstances at the date of merger. During the third quarter of 2022 the Company increased its goodwill $36 thousand to account for changes to the deferred income tax asset and current income tax receivable upon the completion of the Riverview final tax return.

MID PENN BANCORP, INC.

The following table summarizes the estimated fair value of the assets acquired and liabilities and equity assumed in the Riverview Acquisition that management believes are final:

(Dollars in thousands)

Total purchase price (consideration paid)	$142,984

Net assets acquired:
Cash and cash equivalents	316,079
Investment securities	226
Restricted stock	2,209
Loans	837,505
Core deposit intangible	4,096
Customer list intangible	2,160
Bank owned life insurance	32,120
Premises and equipment	11,819
Deferred income taxes	7,116
Accrued interest receivable	1,919
Other assets	6,641
Deposits:
Noninterest-bearing demand	(182,291)
Interest-bearing demand	(371,283)
Money Market	(152,365)
Savings	(176,294)
Time	(199,414)
Long-term debt	(6,500)
Subordinated debt and trust preferred securities	(36,308)
Accrued interest payable	(439)
Other liabilities	(5,043)
Net assets acquired	91,953
Goodwill	$51,031
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
The fair value of the financial assets acquired included loans receivable with a net amortized cost basis of $837.5 million. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

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

MID PENN BANCORP, INC.

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

(Dollars in thousands, except per share data)
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net interest income after loan loss provision	$36,894	$108,307
Noninterest income	7,597	24,179
Noninterest expense	31,391	92,099
Net income	13,100	40,387
Net income per common share	0.62	2.08
Note 4 - Investment Securities
The majority of the investment portfolio is comprised of securities issued by U.S. Treasury and government agencies, mortgage-backed U.S. government agencies, and state and political subdivision obligations. The amortized cost, fair value, and unrealized gains and losses on investment securities at September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2022
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$39,511	$—	$1,927	$37,584
Mortgage-backed U.S. government agencies	187,757	—	19,553	168,204
State and political subdivision obligations	4,360	—	986	3,374
Corporate debt securities	35,468	—	2,435	33,033
Total available-for-sale debt securities	267,096	—	24,901	242,195
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$245,638	$3	$36,102	$209,539
Mortgage-backed U.S. government agencies	52,788	—	7,325	45,463
State and political subdivision obligations	87,724	—	10,951	76,773
Corporate debt securities	15,992	—	1,142	14,850
Total held-to-maturity debt securities	402,142	3	55,520	346,625
Total	$669,238	$3	$80,421	$588,820

MID PENN BANCORP, INC.

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2021
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$49,760	$3	$283	$49,480
State and political subdivision obligations	3,899	26	11	3,914
Corporate debt securities	9,525	—	57	9,468
Total available-for-sale debt securities	63,184	29	351	62,862
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$178,136	$26	$1,165	$176,997
Mortgage-backed U.S. government agencies	61,157	440	272	61,325
State and political subdivision obligations	75,958	2,305	27	78,236
Corporate debt securities	14,006	133	71	14,068
Total held-to-maturity debt securities	329,257	2,904	1,535	330,626
Total	$392,441	$2,933	$1,886	$393,488
Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of instruments of a similar type, credit quality and structure, adjusted for differences between the quoted instruments and the instruments being valued. See "Note 8 - Fair Value Measurement," for additional information.
Investment securities having a fair value of $392.3 million at September 30, 2022 and $244.8 million at December 31, 2021 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh ("FHLB") to secure certain public deposits. These FHLB letter of credit commitments totaled $265.3 million as of September 30, 2022 and $450.9 million as of December 31, 2021.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt security investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
September 30, 2022	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	20	$37,584	$1,927	20	$37,584	$1,927
Mortgage-backed U.S. government agencies	—	—	—	91	164,216	19,553	91	164,216	19,553
State and political subdivision obligations	—	—	—	8	3,374	986	8	3,374	986
Corporate debt securities	3	2,523	477	14	27,260	1,958	17	29,783	2,435
Total temporarily impaired available-for-sale debt securities	3	$2,523	$477	133	$232,434	$24,424	136	$234,957	$24,901

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	25	$30,523	$7,405	119	$177,014	$28,697	144	$207,537	$36,102
Mortgage-backed U.S. government agencies	1	316	43	63	45,147	7,282	64	45,463	7,325
State and political subdivision obligations	12	2,338	535	194	74,435	10,416	206	76,773	10,951
Corporate debt securities	5	5,156	844	3	4,753	298	8	9,909	1,142
Total temporarily impaired held-to-maturity debt securities	43	38,333	8,827	379	301,349	46,693	422	339,682	55,520
Total	46	$40,856	$9,304	512	$533,783	$71,117	558	$574,639	$80,421

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2021	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. government agencies	24	$45,476	$283	—	$—	$—	24	$45,476	$283
State and political subdivision obligations	2	1,168	11	—	—	—	2	1,168	11
Corporate debt securities	4	4,943	57	—	—	—	4	4,943	57
Total temporarily impaired available-for-sale securities	30	$51,587	$351	—	$—	$—	30	$51,587	$351

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	91	$149,425	$1,165	—	$—	$—	91	$149,425	$1,165
Mortgage-backed U.S. government agencies	24	39,995	272	—	—	—	24	39,995	272
State and political subdivision obligations	17	5,302	25	1	255	2	18	5,557	27
Corporate debt securities	6	6,928	71	—	—	—	6	6,928	71
Total temporarily impaired held to maturity securities	138	201,650	1,533	1	255	2	139	201,905	1,535
Total	168	$253,237	$1,884	1	$255	$2	169	$253,492	$1,886
Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such additional evaluation. Consideration is given to the length of time and the extent to

MID PENN BANCORP, INC.

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
Mid Penn had no securities considered by management to be other-than-temporarily impaired as of September 30, 2022, December 31, 2021, or September 30, 2021, and did not record any securities impairment charges in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There were no gross realized gains and losses on sales of available-for-sale debt securities for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021 there were realized gains of $79 thousand.
The table below illustrates the maturity distribution of investment securities at amortized cost and fair value as of September 30, 2022.

(Dollars in thousands)	Available-for-sale		Held-to-maturity
September 30, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$250	$250	$—	$—
Due after 1 year but within 5 years	40,013	38,602	73,579	69,250
Due after 5 years but within 10 years	35,017	32,006	232,023	197,794
Due after 10 years	4,059	3,133	43,752	34,118
	79,339	73,991	349,354	301,162

Mortgage-backed securities	187,757	168,204	52,788	45,463
	$267,096	$242,195	$402,142	$346,625

MID PENN BANCORP, INC.

Note 5 - Loans and Allowance for Loan and Lease Losses
As of September 30, 2022 and December 31, 2021, the types of loans in Mid Penn’s portfolio, summarized using Mid Penn’s internal risk rating system between those rated "pass" (net of deferred fees and costs of $4.0 million as of September 30, 2022 and $6.3 million as of December 31, 2021), which comprise the vast majority of the portfolio, and those classified as "special mention" and "substandard", are as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2022
Commercial and industrial	$544,077	$10,265	$2,454	$556,796
Commercial real estate	1,907,103	16,126	21,573	1,944,802
Commercial real estate - construction	398,966	—	1,222	400,188
Residential mortgage	290,952	2,529	3,429	296,910
Home equity	114,848	—	760	115,608
Consumer	8,153	—	—	8,153
	$3,264,099	$28,920	$29,438	$3,322,457

(Dollars in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2021
Commercial and industrial	$606,484	$10,321	$2,757	$619,562
Commercial real estate	1,601,196	35,508	31,438	1,668,142
Commercial real estate - construction	371,337	—	1,397	372,734
Residential mortgage	319,862	294	3,067	323,223
Home equity	106,853	534	2,919	110,306
Consumer	10,429	—	—	10,429
	$3,016,161	$46,657	$41,578	$3,104,396
Mid Penn had $2.8 million and $111.3 million of PPP loans outstanding, net of deferred fees, as of September 30, 2022 and December 31, 2021, respectively. All PPP loans are included in commercial and industrial loans and are fully guaranteed by the Small Business Administration ("SBA"); therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as "pass" within Mid Penn’s internal risk rating system as of September 30, 2022.
Mid Penn had no loans classified as "doubtful" as of September 30, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

Impaired loans by loan portfolio class as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$18	$—	$—	$31	$—
Commercial real estate	601	1,022	—	854	1,243	—
Commercial real estate - construction	—	4	—	22	27	—
Residential mortgage	1,296	1,369	—	1,259	1,295	—
Home equity	31	31	—	2,377	2,377	—

With no related allowance recorded and acquired with credit deterioration:
Commercial real estate	$1,364	$2,101	$—	$2,231	$2,909	$—
Commercial real estate - construction	1,222	1,461	—	1,196	1,469	—
Residential mortgage	1,149	1,708	—	1,362	1,847	—
Home equity	83	104	—	86	111	—

With an allowance recorded:
Commercial and industrial	$1,309	$1,781	$831	$308	$339	$67
Commercial real estate	112	112	28	287	359	121
Residential mortgage	96	96	6	—	—	—
Home equity	252	252	45	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,309	$1,799	$831	$308	$370	$67
Commercial real estate	2,077	3,235	28	3,372	4,511	121
Commercial real estate - construction	1,222	1,465	—	1,218	1,496	—
Residential mortgage	2,541	3,173	6	2,621	3,142	—
Home equity	366	387	45	2,463	2,488	—

MID PENN BANCORP, INC.

The average recorded investment of impaired loans and related interest income recognized for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$—	$—	$5	$—	$75	$—	$379	$—
Commercial real estate	619	—	938	—	920	—	2,671	1
Commercial real estate - construction	—	—	23	—	148	—	27	—
Residential mortgage	1,305	6	1,018	6	1,766	17	902	20
Home equity	15	1	2,379	—	769	184	2,364	—

With no related allowance recorded and acquired with credit deterioration:
Commercial real estate	1,384	—	1,368	—	1,777	—	1,383	—
Commercial real estate - construction	1,226	—	—	—	1,217	—	—	—
Residential mortgage	1,172	—	281	—	1,253	—	291	—
Home equity	83	—	—	—	84	—	—	—

With an allowance recorded:
Commercial and industrial	$1,333	$—	$217	$—	$1,158	$—	$187	$—
Commercial real estate	112	—	1,503	—	112	—	1,192	—
Residential mortgage	96	—	—	—	70	—	—	—
Home equity	252	—	—	—	172	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,333	$—	$222	$—	$1,233	$—	$566	$—
Commercial real estate	2,115	—	3,809	—	2,809	—	5,246	1
Commercial real estate - construction	1,226	—	23	—	1,365	—	27	—
Residential mortgage	2,573	6	1,299	6	3,089	17	1,193	20
Home equity	350	1	2,379	—	1,025	184	2,364	—
Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of September 30, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commercial and industrial	$1,309	$308
Commercial real estate	2,063	3,372
Commercial real estate - construction	1,222	1,218
Residential mortgage	2,228	2,186
Home equity	411	2,463
	$7,233	$9,547

MID PENN BANCORP, INC.

The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of September 30, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
September 30, 2022
Commercial and industrial	$136	$756	$1,121	$2,013	$554,783	$556,796	$633
Commercial real estate	1,274	1,530	258	3,062	1,940,376	1,943,438	—
Commercial real estate - construction	321	—	—	321	398,645	398,966	—
Residential mortgage	355	150	434	939	294,822	295,761	—
Home equity	70	—	252	322	115,203	115,525	—
Consumer	12	—	—	12	8,141	8,153	—
Loans acquired with credit deterioration:
Commercial real estate	—	—	850	850	514	1,364	—
Commercial real estate - construction	—	—	—	—	1,222	1,222	—
Residential mortgage	73	229	304	606	543	1,149	—
Home equity	—	—	32	32	51	83	—
Total	$2,241	$2,665	$3,251	$8,157	$3,314,300	$3,322,457	$633

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2021
Commercial and industrial	$1,378	$62	$404	$1,844	$617,718	$619,562	$96
Commercial real estate	32	55	769	856	1,665,055	1,665,911	—
Commercial real estate - construction	—	—	205	205	371,333	371,538	205
Residential mortgage	1,246	205	1,002	2,453	319,408	321,861	212
Home equity	403	—	2,377	2,780	107,440	110,220	—
Consumer	6	2	2	10	10,419	10,429	2
Loans acquired with credit deterioration:
Commercial real estate	—	3	1,628	1,631	600	2,231	—
Commercial real estate - construction	—	—	—	—	1,196	1,196	—
Residential mortgage	54	—	818	872	490	1,362	—
Home equity	—	—	—	—	86	86	—
Total	$3,119	$327	$7,205	$10,651	$3,093,745	$3,104,396	$515
The allowance for loan and lease losses and the related loan loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt the CECL accounting standard until January 1, 2023, and Mid Penn has not elected to early adopt CECL. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan and lease losses is adequate.

MID PENN BANCORP, INC.

The following tables summarize the allowance and recorded investments in loans receivable.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2022	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2022	$3,671	$11,991	$46	$502	$641	$2	$23	$16,876
Charge-offs	(1)	—	—	(2)	(1)	(11)	—	(15)
Recoveries	—	63	—	—	—	6	—	69
Provisions	879	468	5	73	89	5	31	1,550
Ending balance,
September 30, 2022	$4,549	$12,522	$51	$573	$729	$2	$54	$18,480

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2022	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2022	$3,439	$9,415	$38	$459	$560	$2	$684	$14,597
Charge-offs	(1)	—	—	(2)	(1)	(77)	—	(81)
Recoveries	13	128	24	2	2	20	—	189
Provisions (credits)	1,098	2,979	(11)	114	168	57	(630)	3,775
Ending balance,
September 30, 2022	4,549	12,522	51	573	729	2	54	18,480
Individually evaluated for impairment	831	28	—	6	45	—	—	910
Ending balance:
Collectively evaluated for impairment	$3,718	$12,494	$51	$567	$684	$2	$54	$17,570

Loans receivables:
Ending balance	$556,796	$1,944,802	$400,188	$296,910	$115,608	$8,153	$—	$3,322,457
Ending balance: individually evaluated for impairment	1,309	713	—	1,392	283	—	—	3,697
Ending balance: acquired with credit deterioration	—	1,364	1,222	1,149	83	—	—	3,818
Ending balance: collectively evaluated for impairment	$555,487	$1,942,725	$398,966	$294,369	$115,242	$8,153	$—	$3,314,942

MID PENN BANCORP, INC.

(Dollars in thousands)
December 31, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Ending balance	$3,439	$9,415	$38	$459	$560	$2	$684	$14,597
Ending balance: individually evaluated for impairment	67	121	—	—	—	—	—	188
Ending balance: collectively evaluated for impairment	$3,372	$9,294	$38	$459	$560	$2	$684	$14,409

Loans receivable:
Ending balance	$619,562	$1,668,142	$372,734	$323,223	$110,306	$10,429	$—	$3,104,396
Ending balance: individually evaluated for impairment	308	1,141	22	1,259	2,377	—	—	5,107
Ending balance: acquired with credit deterioration	—	2,231	1,196	1,362	86	—	—	4,875
Ending balance: collectively evaluated for impairment	$619,254	$1,664,770	$371,516	$320,602	$107,843	$10,429	$—	$3,094,414

MID PENN BANCORP, INC.

(Dollars in thousands)
As of, and for the three months ended, September 30, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
July 1, 2021	$3,165	$9,977	$130	$499	$588	$2	$355	$14,716
Charge-offs	—	(1,043)	—	(3)	—	(11)	—	(1,057)
Recoveries	1	140	—	2	—	6	—	149
Provisions (credits)	204	(112)	3	(8)	15	5	318	425
Ending balance,
September 30, 2021	$3,370	$8,962	$133	$490	$603	$2	$673	$14,233

(Dollars in thousands)
As of, and for the nine months ended, September 30, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2021	3,066	8,655	134	429	507	1	590	$13,382
Charge-offs	(859)	(1,043)	(23)	(13)	—	(23)	—	(1,961)
Recoveries	2	206	—	13	—	16	—	237
Provisions (credits)	1,161	1,144	22	61	96	8	83	2,575
Ending balance,
September 30, 2021	3,370	8,962	133	490	603	2	673	14,233
Individually evaluated for impairment	69	129	—	—	—	—	—	198
Ending balance:
collectively evaluated for impairment	$3,301	$8,833	$133	$490	$603	$2	$673	$14,035

Loans receivables:
Ending balance	$632,680	$1,141,345	$314,457	$195,636	$78,012	$8,299	$—	$2,370,429
Ending balance: individually evaluated for impairment	221	1,214	22	1,276	2,420	—	—	5,153
Ending balance: acquired with credit deterioration	—	1,355	—	273	—	—	—	1,628
Ending balance: collectively evaluated for impairment	$632,459	$1,138,776	$314,435	$194,087	$75,592	$8,299	$—	$2,363,648
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
Mid Penn’s troubled debt restructured loans at September 30, 2022 totaled $543 thousand and included: (i) one accruing impaired residential mortgage loan to a borrower in compliance with the terms of the modifications totaling $396 thousand, and (ii) $148 thousand of troubled debt restructurings attributable to five loans among three relationships which were classified as nonaccrual impaired based upon a collateral evaluation in accordance with the guidance on impaired loans. The balance of these nonaccrual impaired troubled debt restructured loans as of September 30, 2022 was comprised of $120 thousand in commercial real estate loans related to one borrower and two residential mortgage loans for $27 thousand. As of September 30, 2022, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. In addition to contractual paydowns, the decrease in Mid Penn’s troubled debt restructured loan balance since December 31, 2021 reflects the successful workout of two nonaccrual impaired loans.
Mid Penn’s troubled debt restructured loans at December 31, 2021 totaled $819 thousand, and included (i) two accruing impaired residential mortgage loans to unrelated borrowers in compliance with the terms of the modifications totaling $435 thousand, and (ii) $384 thousand of troubled debt restructurings attributable to eight loans among six relationships which were classified as nonaccrual

MID PENN BANCORP, INC.

impaired based upon a collateral evaluation in accordance with the guidance on impaired loans. The balance of these nonaccrual impaired troubled debt restructured loans as of December 31, 2021 was comprised of $320 thousand in commercial real estate loans amongst two borrowers, one commercial real estate construction loan for $22 thousand, two residential mortgage loans for $37 thousand, and one commercial and industrial loan for $5 thousand. As of December 31, 2021, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2021.
The recorded investments in troubled debt restructured loans at September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
September 30, 2022
Commercial real estate	$851	$815	$120
Residential mortgage	590	590	423
	$1,441	$1,405	$543

(Dollars in thousands)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
December 31, 2021
Commercial and industrial	$8	$8	$5
Commercial real estate	1,214	1,115	320
Commercial real estate - construction	40	40	22
Residential mortgage	647	645	472
	$1,909	$1,808	$819
The following tables provide activity for the accretable yield of acquired impaired loans from the Phoenix (March 2015), Scottdale (January 2018), First Priority (July 2018), and Riverview (November 2021) acquisitions for the three and nine months ended September 30, 2022 and 2021.

(Dollars in thousands)	Three Months Ended September 30,
	2022	2021
Accretable yield, beginning of period	$471	$40
Accretable yield amortized to interest income	(64)	—
Accretable yield, end of period	$407	$40

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021

Accretable yield, beginning of period	$580	$40
Accretable yield amortized to interest income	(173)	—
Accretable yield, end of period	$407	$40

MID PENN BANCORP, INC.

Note 6 - Derivative Financial Instruments
As of September 30, 2022 and December 31, 2021, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on consolidated balance sheets.
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
The notional amount and fair value of Mid Penn’s mortgage banking derivative financial instruments as of September 30, 2022 and December 31, 2021 are presented below.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Interest Rate Lock Commitments	$6,101	$(141)	$16,107	$56
Forward Commitments	6,145	(195)	20,521	32
The following table presents Mid Penn’s mortgage banking derivative financial instruments, their fair values, and their location in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest Rate Lock Commitments	$3	$144	$56	$—
Forward Commitments	3	198	32	—
Total	$6	$342	$88	$—
The following table presents Mid Penn’s mortgage banking derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the consolidated statement of income for the three and nine months ended September 30, 2022 and 2021.

	Three months ended		Nine months ended
(Dollars in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Rate Lock Commitments	$(224)	$134	$(197)	$134
Forward Commitments	441	(113)	1,518	(113)
Total	$217	$21	$1,321	$21
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

MID PENN BANCORP, INC.

The fair value, notional amount, and collateral posted related to loan-level interest rate swaps are presented below.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Fair Value (1)	$12,825	$102
Notional Amount	109,610	109,577
Cash Collateral Posted (2)	1,600	1,600
(1)Represents the total of the equal and offsetting fair value assets and liabilities related to the loan level interest rate swaps
(2)Included in cash and due from banks on the consolidated balance sheet
The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the consolidated balance sheets, and the collateral pledged to support such agreements are presented below.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$12,825	$102
Gross amounts offset	12,825	102
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral	1,600	1,600
Net Amounts	$1,600	$1,600

MID PENN BANCORP, INC.

Note 7 - Comprehensive Income
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
The components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

(Dollars in thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance - September 30, 2022	$(19,673)	$543	$(19,130)

Balance - December 31, 2021	$(255)	$413	$158

MID PENN BANCORP, INC.

Note 8 - Fair Value Measurement
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
Level 1 - Inputs that represent quoted prices for identical instruments in active markets.
Level 2 - Inputs that represent quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 - Inputs that are largely unobservable, as little or no market data exists for the instrument being valued.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
There were no transfers of assets between fair value Level 1 and Level 2 during the three and nine months ended September 30, 2022 and 2021.

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a recurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)	Total carrying value at	Fair value measurements at September 30, 2022 using:
Assets:	September 30, 2022	Level 1	Level 2	Level 3
Loans held for sale	$5,997		$5,997	$—
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	37,584	—	37,584	—
Mortgage-backed U.S. government agencies	168,204	—	168,204	—
State and political subdivision obligations	3,374	—	3,374	—
Corporate debt securities	33,033	—	33,033	—
Other assets:
Equity securities	428	428	—	—
Interest rate swap agreements	12,825	—	12,825	—
Mortgage banking derivative assets	3	—	3	—
Total	$261,448	$428	$261,020	$—

(Dollars in thousands)	Total carrying value at	Fair value measurements at December 31, 2021 using:
Assets:	December 31, 2021	Level 1	Level 2	Level 3
Loans held for sale	$11,514	$—	$11,514	$—
Available-for-sale securities:
Mortgage-backed U.S. government agencies	49,480	—	49,480	—
State and political subdivision obligations	3,914	—	3,914	—
Corporate debt securities	9,468	—	9,468	—
Other assets:
Equity securities	500	500	—	—
Interest rate swap agreements	629	—	629	—
Mortgage banking derivative assets	88	—	88	—
Total	$75,593	$500	$75,093	$—
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The following tables illustrate the assets measured at fair value on a nonrecurring basis segregated by hierarchy fair value levels.

(Dollars in thousands)	Total carrying value at	Fair value measurements at September 30, 2022 using:
Assets:	September 30, 2022	Level 1	Level 2	Level 3
Impaired Loans	$936	$—	$—	$936
Foreclosed assets held for sale	49	—	—	49

(Dollars in thousands)	Total carrying value at	Fair value measurements at December 31, 2021 using:
Assets:	December 31, 2021	Level 1	Level 2	Level 3
Impaired Loans	$508	$—	$—	$508

MID PENN BANCORP, INC.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Mid Penn has utilized Level 3 inputs to determine the fair value.

(Dollars in thousands)
September 30, 2022	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$936	Appraisal of collateral (1), (2)	Appraisal adjustments (2)	22% - 77%	52%

(Dollars in thousands)
December 31, 2021	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
Impaired Loans	$508	Appraisal of collateral (1), (2)	Appraisal adjustments (2)	21% - 69%	30%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(2)Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received, or age of the appraisal.
There were no changes in unrealized gains and losses included in other comprehensive income during the nine months ended September 30, 2022 or 2021 related to Level 3 recurring fair value measurements, as Mid Penn has no assets measured at fair value on a Level 3 recurring basis.
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
Impaired Loans (included in "Net Loans and Leases" in the following tables)
All performing troubled debt restructured loans and loans classified as nonaccrual are deemed to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral dependent.
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
The following table summarizes the carrying value and fair value of financial instruments:

(Dollars in thousands)	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$94,678	$94,678	$913,752	$913,752
Available-for-sale investment securities	242,195	242,195	62,862	62,862
Held-to-maturity investment securities	402,142	346,625	329,257	330,626
Equity securities	428	428	500	500
Loans held for sale	5,997	5,997	11,514	11,787
Net loans and leases	3,303,977	3,252,277	3,089,799	3,118,416
Restricted investment in bank stocks	4,595	4,595	9,134	9,134
Accrued interest receivable	15,861	15,861	10,779	10,779
Interest rate swap agreements	12,825	12,825	629	629
Mortgage banking derivative assets	6	6	88	88

Financial liabilities:
Deposits	$3,729,596	$3,716,190	$4,002,016	$4,046,217
Long-term debt (1)	1,188	1,148	77,890	77,455
Subordinated debt	66,357	63,895	74,274	74,553
Accrued interest payable	1,841	1,841	1,791	1,791
Mortgage banking derivative liabilities	342	342	—	—
(1)Long-term debt excludes finance lease obligations.
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of September 30, 2022 and December 31, 2021.
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of September 30, 2022 and December 31, 2021. Carrying values approximate fair values for cash and cash equivalents, restricted investment in bank stocks, accrued interest receivable and payable, and short-term borrowings. Other than cash and cash equivalents, which are considered Level 1 Inputs, and mortgage servicing rights, which are Level 3 Inputs,

MID PENN BANCORP, INC.

these instruments are Level 2 Inputs. These tables exclude financial instruments for which the carrying amount approximates fair value, not previously disclosed.

(Dollars in thousands)			Fair Value Measurements
September 30, 2022	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets
Held-to-maturity investment securities	$402,142	$346,625	$—	$346,625	$—
Net loans and leases	3,303,977	3,252,277	—	—	3,252,277

Financial instruments - liabilities
Deposits	$3,729,596	$3,716,190	$—	$3,716,190	$—
Long-term debt (1)	1,188	1,148	—	1,148	—
Subordinated debt	66,357	63,895	—	63,895	—
(1) Long-term debt excludes finance lease obligations.

(Dollars in thousands)			Fair Value Measurements
December 31, 2021	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial instruments - assets
Held-to-maturity investment securities	$329,257	$330,626	$—	$330,626	$—
Net loans and leases	3,089,799	3,118,416	—	—	3,118,416

Financial instruments - liabilities
Deposits	$4,002,016	$4,046,217	$—	$4,046,217	$—
Long-term debt (1)	77,890	77,455	—	77,455	—
Subordinated debt	74,274	74,553	—	74,553	—
(1) Long-term debt excludes finance lease obligations.
Note 9 - Guarantees, Commitments, and Contingencies
Guarantees
In the normal course of business, Mid Penn makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $51.7 million and $55.6 million of standby letters of credit outstanding as of September 30, 2022 and December 31, 2021, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of September 30, 2022 and December 31, 2021 for payment under standby letters of credit issued was not considered material.
Commitments
The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated balance sheet. The reserve for unfunded lending commitments was $85 thousand at September 30, 2022 and $72 thousand at December 31, 2021.
During the second quarter of 2020, Mid Penn’s Board of Directors had approved Mid Penn Bank to enter into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-nine apartments and common amenities in Cumberland County, Pennsylvania. All of the units are expected to qualify for Federal Low-Income Housing Tax Credits ("LIHTC") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment is expected to be $10.8 million, which will be paid in installments over the course of

MID PENN BANCORP, INC.

construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period. The project has been conditionally awarded $1.2 million in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $12.0 million to be received by Mid Penn over the ten-year amortization period. Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.
As a result of the Riverview Acquisition on November 30, 2021, Mid Penn assumed a commitment to purchase a limited partnership interest in a low-income housing project to preserve and rehabilitate three buildings consisting of seventeen apartments and two commercial shops in Schuylkill County, Pennsylvania. All the units are expected to qualify for LIHTCs. Mid Penn’s limited partner capital contribution commitment is expected to be $4.4 million, which will be paid in installments over the course of construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period. Additionally, the agreement commits Mid Penn to a construction loan in the maximum principal amount of $3.5 million, which will bear interest at 5.5% annum with a term of twenty-four months. The project has been conditionally awarded $484 thousand in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $4.8 million to be received by Mid Penn over the ten-year amortization period. Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.
Contingencies
As of September 30, 2022, Mid Penn had received $42.6 million of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the SBA’s PPP, consisting of (i) $20.9 million of loan processing fees received during the year ended December 31, 2020, (ii) $18.0 million of loan processing fees received during the year ended December 31, 2021, and (iii) $3.7 million during the nine months ended September 30, 2022. These PPP loan processing fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have been, and will continue to be, amortized to interest and fees on loans and leases on the consolidated statement of income over the life of the respective loans.
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
As of September 30, 2022, Mid Penn is not aware of any PPP loans outstanding, for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.
Litigation
Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.
Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2.1 billion at September 30, 2022. The Bank had a short-term borrowing capacity from the FHLB as of September 30, 2022 up to the Bank’s unused borrowing capacity of $1.2 billion (equal to $1.5 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB. No draws were outstanding on short-term FHLB or correspondent bank borrowings as of September 30, 2022 and December 31, 2021.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at September 30, 2022. No draws have been made on these lines of credit and accordingly the balance was zero on both September 30, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

Short-term PPPLF Borrowings
As of September 30, 2022 and December 31, 2021, the Bank paid all funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility (“PPPLF”). The PPPLF allowed banks to pledge PPP loans as collateral to borrow funds for up to a term of five years (to match the term of the respective PPP loans) at an interest rate of 0.35%.
Long-term Debt
As of September 30, 2022, and December 31, 2021, the Bank had long-term debt outstanding in the amount of $4.5 million and $81.3 million, respectively, consisting primarily of FHLB fixed rate instruments, as well as one finance lease obligation.
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $265.3 million as of September 30, 2022 and $450.9 million as of December 31, 2021.
The following table presents a summary of long-term debt as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
FHLB fixed rate instruments:
Due April 2022, 0.86343%	$—	$70,000
Due March 2023, 0.7514%	—	6,500
Due August 2026, 4.80%	1,156	1,353
Due February 2027, 6.71%	32	37
Total FHLB fixed rate instruments	1,188	77,890
Lease obligations included in long-term debt	3,313	3,380
Total long-term debt	$4,501	$81,270
Note 11 - Subordinated Debt and Trust Preferred Securities
Subordinated Debt Issued December 2015
On December 9, 2015, Mid Penn sold $7.5 million of subordinating notes (the "2015 Notes") due in 2025.
The 2015 Notes paid interest at a rate of 5.15% per year for the first five years outstanding, including the three months ended March 31, 2020. Beginning January 1, 2021, the 2015 Notes bore interest at a floating rate based on the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance was at no time less than 4.00%. Interest was payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016. The 2015 Notes were redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025. On August 8, 2022, Mid Penn redeemed all of the 2015 Notes.
Subordinated Debt Assumed November 2021 with the Riverview Acquisition
On November 30, 2021, Mid Penn completed its acquisition of Riverview and assumed $25.0 million of subordinated notes (the “Riverview Notes”). In accordance with purchase accounting principles, the Riverview Notes were assigned a fair value premium of $2.3 million. The notes are treated as Tier 2 capital for regulatory reporting purposes.
The Riverview Notes were entered into by Riverview on October 6, 2020 with certain qualified institutional buyers and accredited institutional investors. The Riverview Notes have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate ("SOFR") plus 563 basis points, payable quarterly until maturity. Mid Penn may redeem the Riverview Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025.
Trust Preferred Securities Assumed November 2021 with the Riverview Acquisition
As a result of the merger with Riverview, Mid Penn assumed the subordinated debentures that Riverview had assumed in its acquisition of CBT Financial Corp. ("CBT") on October 1, 2017 (the “CBT 2017 Notes”). In 2003, a trust formed by CBT issued $5.2 million of floating rate trust preferred securities as part of a pooled offering of such securities, which are adjusted quarterly to the three-month LIBOR rate plus 2.95%. CBT issued subordinated debentures to the trust in exchange for

MID PENN BANCORP, INC.

ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures must be redeemed no later than 2033.
Similarly, in 2005, a trust formed by CBT issued $4.1 million of fixed rate trust preferred securities as part of a pooled offering of such securities (the “CBT 2015 Notes”). CBT issued subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the offering; the debentures represent the sole asset of the trust. CBT became eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. Interest payments on the debentures may be deferred at any time at the election of Mid Penn for up to 20 consecutive quarterly periods. Interest on the debentures will accrue during the extension period, and all accrued principal and interest must be paid at the end of the extension period. During an extension period, Mid Penn may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to any of Mid Penn’s capital stock.
In accordance with purchase accounting principles, the CBT 2017 Notes and CBT 2015 Notes assumed from Riverview were assigned a fair value premium of $6 thousand. The subordinated debentures are treated as Tier 1 capital for regulatory reporting purposes.
Subordinated Debt Issued December 2020
On December 22, 2020, Mid Penn entered into agreements for and sold, at 100% of their principal amount, an aggregate of $12.2 million of its subordinated notes due December 2030 (the “December 2020 Notes”) on a private placement basis to accredited investors. The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $750 thousand of the December 2020 Notes as of September 30, 2022 and December 31, 2021.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the “March 2020 Notes”). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of September 30, 2022 was $8.1 million. The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $1.7 million of the March 2020 Notes as of September 30, 2022 and December 31, 2021.

MID PENN BANCORP, INC.

Subordinated Debt Issued December 2017
On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10.0 million aggregate principal amount of its subordinated notes due 2028 (the “2017 Notes”). The 2017 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $1.5 million of the 2017 Notes as of September 30, 2022 and December 31, 2021.
ASC Subtopic 835-30, Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability. The unamortized debt issuance costs associated with the 2017 Notes were $25 thousand at September 30, 2022 and the 2015 Notes and the 2017 Notes were collectively $44 thousand at December 31, 2021.
Note 12 - Defined Benefit Plans
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

MID PENN BANCORP, INC.

The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Service cost	$36	$33	$1	$1
Interest cost	43	40	9	3
Expected return on plan assets	(59)	(57)	—	—
Accretion of prior service cost	—	—	(5)	(5)
Amortization of net (gain) loss	(2)	—	1	1
Net periodic benefit expense	$18	$16	$6	$—

	Nine Months Ended September 30,
(Dollars in thousands)	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Service cost	$108	$98	$11	$2
Interest cost	130	120	27	7
Expected return on plan assets	(177)	(170)	—	—
Accretion of prior service cost	—	—	(15)	(15)
Amortization of net (gain) loss	(5)	—	6	5
Settlement gain	—	(49)	—	—
Net periodic benefit expense (income)	$55	$(1)	$29	$(1)
Service costs are reported as a component of salaries and employee benefits on the consolidated statement of income, while interest costs, expected return on plan assets and amortization (accretion) of prior service cost are reported as a component of other income.
Note 13 - Common Stock and Earnings Per Share
Treasury Stock Repurchase Program
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and the program remains available as it was extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock, which represented approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022. Under the Program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase.
The Program may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares.
During the nine months ended September 30, 2022 and 2021 Mid Penn repurchased 109,891 and 5,800 shares of common stock, respectively. As of September 30, 2022, Mid Penn had repurchased 208,343 shares of common stock at an average price of $23.42 per share under the Program. The Program has $10.1 million remaining available for repurchase as of September 30, 2022.
Shares Converted Pursuant to Riverview Merger
As announced on a Form 8-K on December 1, 2021, pursuant to the terms of the merger agreement, each share of Riverview common stock issued and outstanding as of November 30, 2021 was converted into the right to receive 0.4833 shares of Mid Penn common stock. Cash was paid to Riverview shareholders in lieu of any fractional shares. As a result of the merger, Mid Penn issued 4,519,776 shares of Mid Penn common stock. The additional shares issued on November 30, 2021 significantly impacted the weighted average number of shares outstanding used for the earnings per share calculation for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

MID PENN BANCORP, INC.

Underwritten Public Follow-On Common Stock Offering
As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 3.0 million shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74.8 million before underwriting discounts and offering expenses. The net proceeds of the offering, after deducting $4.5 million of combined underwriting discounts and other offering expenses, were $70.2 million. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for the earnings per share calculation for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Dividend Reinvestment Plan
Under Mid Penn’s amended and restated dividend reinvestment plan ("DRIP"), 330,750 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance. The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.
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
As of September 30, 2022, a total of 164,537 restricted shares were granted under the Plan, of which 5,073 shares were forfeited and available for reissuance, 90,798 shares were vested, and the remaining 68,666 shares were unvested. The Plan shares granted and vested resulted in $237 thousand and $694 thousand in share-based compensation expense for the three and nine months ended September 30, 2022, respectively, and $227 thousand and $533 thousand of share-based compensation expense was recorded for the three and nine months ended September 30, 2021, respectively.
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
As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 3.0 million shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74.8 million before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $70.2 million. Additionally, as previously announced on a Form 8-K on December 1, 2021, Mid Penn issued 4,519,776 shares of common stock as a result of the merger with Riverview on November 30, 2021. The additional shares issued on May 4, 2021 and November 30, 2021 significantly impacted the weighted average number of shares outstanding used for the three and nine months ended September 30, 2022 earnings per share calculations compared to the three and nine months ended September 30, 2021.

MID PENN BANCORP, INC.

The following data shows the amounts used in computing basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income	$15,481	$9,787	$39,087	$28,712

Weighted average common shares outstanding (basic)	15,877,592	11,423,487	15,922,945	10,064,655
Effect of dilutive unvested restricted stock grants	10,279	8,605	22,329	12,753
Weighted average common shares outstanding (diluted)	15,887,871	11,432,092	15,945,274	10,077,408

Basic earnings per common share	$0.97	$0.86	$2.45	$2.85
Diluted earnings per common share	0.97	0.86	2.45	2.85
There were no antidilutive instruments at September 30, 2022 and 2021.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is Management’s Discussion and Analysis of Consolidated Financial Condition as of September 30, 2022, compared to year-end 2021, and the Results of Operations for the three and nine months ended September 30, 2022, compared to the same periods in 2021. For comparative purposes, the September 30, 2021 and December 31, 2021 balances have been reclassified when, and if necessary, to conform to the 2022 presentation. Such reclassifications had no impact on net income or shareholders’ equity. This discussion should be read in conjunction with the financial tables, statistics, and the audited financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.
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
Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mid Penn to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "anticipates", "intend", "plan", "believe", "estimate", and similar expressions are intended to identify such forward-looking statements. Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:
•the effects of potentially slowing or volatile future economic conditions on Mid Penn and its customers;
•governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•future actions or inactions of the federal or state governments, including a failure to increase the government debt limit or a prolonged shutdown of the federal government, or a federal or state government-mandated shutdown of significant segments of the economy;
•business or economic disruptions from national or global epidemic or pandemic events, including those from the COVID-19 pandemic;
•the risks associated with our acquisition of Riverview, including we may fail to realize the anticipated benefits of the merger, and the future results of the combined company may suffer if the expanded operations are not effectively managed;
•an increase in the Pennsylvania Bank Shares Tax to which Mid Penn Bank’s capital stock is currently subject, or imposition of any additional taxes on Mid Penn or Mid Penn Bank;
•changes in the capitalization of the Corporation, including the impacts of any capital and liquidity requirements imposed by regulatory pronouncements and rules;
•the effect of changes in accounting policies and practices, as may be adopted by the supervisory agencies, as well as the Public Company Accounting Oversight Board, Financial Accounting Standards Board, and other accounting standard setters;
•the risks of changes in interest rates and the yield curve on the level and composition of deposits and other funding sources, loan demand and yields, values of loan collateral, securities and yields, and interest rate protection agreements;
•the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in Mid Penn’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
•the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•technological changes and changes to data security systems including those with third-party information technology providers;
•our ability to implement business strategies, including our acquisition strategy;
•our ability to implement organic branch, product and service expansion strategies;
•our current and future acquisition strategies may not be successful in locating or acquiring advantageous targets at favorable prices;
•our ability to successfully integrate any banks, companies, assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;
•potential goodwill impairment charges, future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;
•our ability to attract and retain qualified management and personnel;

MID PENN BANCORP, INC.

•our ability to maintain the value and image of our brand and protect our intellectual property rights;
•results of regulatory examination and supervision processes;
•our ability to maintain compliance with the exchange rules of The NASDAQ Stock Market LLC;
•the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities;
•acts of war or terrorism, disruptions due to flooding, severe weather, or other natural disasters or Acts of God;
•volatility in the securities markets; and
•other risks and uncertainties, including those detailed in our Annual Report on Form 10-K for the year ended December 31, 2021, under the sections “Risk Factors” and “Management Discussion and Analysis of Financial Condition and Results of Operations” and in subsequent filings with the SEC.
The above list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with this understanding of inherent uncertainty.
Riverview Acquisition
On November 30, 2021, Mid Penn announced the successful completion of the merger acquisition of Riverview Financial Corporation ("Riverview Acquisition"). The acquisition of Riverview impacted periods presented within this report. Refer to "Note 3 - Acquisition of Riverview Financial Corporation" in the Notes to Consolidated Financial Statements, as well as the Company’s Current Report on Form 8-K filed on December 1, 2021, for more information.

Results of Operations
Overview
Net income available to common shareholders was $15.5 million or $0.97 per common share basic and diluted for the quarter ended September 30, 2022, compared to net income of $9.8 million or $0.86 per common share basic and diluted for the quarter ended September 30, 2021. During the nine months ended September 30, 2022, net income available to common shareholders was $39.1 million or $2.45 per common share basic and diluted compared to net income of $28.7 million or $2.85 per common share basic and diluted for the nine months ended September 30, 2021.
Net income as a percentage of average assets (return on average assets, or "ROA") and net income as a percentage of shareholders' equity (return on average equity, or "ROE") were as follows (calculated and reported on an annualized basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Return on average assets	1.42%	1.11%	1.16%	1.14%
Return on average equity	12.23%	11.23%	10.52%	12.55%
Net Interest Income
Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities. Net interest income and corresponding yields are presented in the analysis below on a taxable-equivalent basis ("TE"). Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21% for the periods presented.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the three months ended September 30, 2022 and 2021.

	Average Balances, Income and Interest Rates on a Taxable-Equivalent Basis
	For the Three Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS:
Interest Bearing Balances	$5,583	$12	0.85%	$2,491	$1	0.16%
Investment Securities:
Taxable	546,439	3,369	2.45%	102,259	504	1.96%
Tax-Exempt	80,008	496	2.46%	56,037	353	2.50%
Total Investment Securities	626,447	3,865	2.45%	158,296	857	2.15%

Federal Funds Sold	131,089	736	2.23%	715,365	308	0.17%
Loans and Leases, Net	3,237,587	38,573	4.73%	2,422,378	29,660	4.86%
Restricted Investment in Bank Stocks	4,322	13	1.19%	7,148	58	3.22%
Total Interest-earning Assets	4,005,028	43,199	4.28%	3,305,678	30,884	3.71%

Cash and Due from Banks	69,751			39,852
Other Assets	265,004			163,227
Total Assets	$4,339,783			$3,508,757

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,072,496	$873	0.32%	$681,171	$625	0.36%
Money Market	994,446	1,097	0.44%	854,065	864	0.40%
Savings	352,024	43	0.05%	208,163	60	0.11%
Time	464,273	823	0.70%	446,256	1,360	1.21%
Total Interest-bearing Deposits	2,883,239	2,836	0.39%	2,189,655	2,909	0.53%

Short-term Borrowings	—	—	0.00%	149,505	133	0.35%
Long-term Debt	4,537	150	13.12%	74,888	205	1.09%
Subordinated Debt	69,523	611	3.49%	44,596	499	4.44%
Total Interest-bearing Liabilities	2,957,299	3,597	0.48%	2,458,644	3,746	0.60%

Noninterest-bearing Demand	843,419			681,230
Other Liabilities	36,983			23,067
Shareholders' Equity	502,082			345,816
Total Liabilities & Shareholders' Equity	$4,339,783			$3,508,757

Net Interest Income (taxable-equivalent basis)		$39,602			$27,138
Taxable Equivalent Adjustment		(193)			(144)
Net Interest Income		$39,409			$26,994

Total Yield on Earning Assets			4.28%			3.71%
Rate on Supporting Liabilities			0.48%			0.60%
Average Interest Spread			3.80%			3.10%
Net Interest Margin			3.92%			3.26%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in TE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended September 30, 2022 in comparison to the same period in 2021:

	Three months ended September 30, 2022 vs. September 30, 2021
(Dollars in thousands on a Taxable-Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$1	$10	$11
Investment Securities:
Taxable	2,189	676	2,865
Tax-Exempt	151	(8)	143
Total Investment Securities	2,340	668	3,008

Federal Funds Sold	(252)	680	428
Loans and Leases, Net	9,982	(1,069)	8,913
Restricted Investment Bank Stocks	(23)	(22)	(45)
Total Interest Income	12,049	266	12,315

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	359	(111)	248
Money Market	142	91	233
Savings	41	(58)	(17)
Time	55	(592)	(537)
Total Interest-Bearing Deposits	597	(670)	(73)

Short-term Borrowings	(133)	—	(133)
Long-term Debt	(193)	138	(55)
Subordinated Debt	279	(167)	112
Total Interest Expense	551	(700)	(149)

NET INTEREST INCOME	$11,498	$966	$12,464
Mid Penn’s TE net interest margin for the three months ended September 30, 2022 was 3.92% compared to 3.26% for the three months ended September 30, 2021. TE net interest income was $39.6 million for the three months ended September 30, 2022, an increase of $12.5 million, or 45.9%, compared to the three months ended September 30, 2021. Average interest earning assets increased $699.4 million, or 21.16%, compared to the third quarter of 2021, primarily as a result of the Riverview Acquisition. This growth contributed $12.0 million to the increase in TE net interest income and higher yields on interest-earning assets contributed $266 thousand. The yield on interest earning assets increased 57 basis points ("bp") to 4.28%, for the third quarter of 2022 compared to 3.71% for the third quarter of 2021. The increase in the yield on interest-earning assets was the result of a combination of excess cash being re-deployed into higher yielding loans and investment securities and the increases in the federal fund rates during 2022. The Federal Reserve’s Federal Open Market Committee ("FOMC") has increased rates five times during the first nine months of 2022. Average investment securities increased $468.2 million and the yield on those investment securities increased 30 bp, contributing $2.3 million and $668 thousand, respectively, to the increase in interest income. Average loans and leases, net, increased $815.2 million, contributing $10.0 million to the increase in interest income, partially offset by a 13 bp decrease in the yield, or a $1.1 million decrease to interest income. The growth in the average loans and leases, net, balances was primarily due to the Riverview Acquisition. The lower yields on loans and leases, net, were the result of a decrease of $6.1 million in the recognition of Paycheck Protection Program ("PPP") loan processing fees generated as a result of Mid Penn’s participation in the PPP in the third quarter of 2022 compared to the same period of 2021. These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the Small Business Administration ("SBA"), or the borrowers otherwise pay down principal prior to a loan’s stated maturity.
Interest expense decreased $149 thousand during the third quarter of 2022 compared to the third quarter of 2021. The rate of interest-bearing liabilities decreased from 0.60% for the third quarter of 2021 to 0.48% for the third quarter of 2022. The decrease in rate was primarily a result of a lag in the repricing of deposits, as well as the strategic decision to allow higher cost time deposits obtained through the Riverview Acquisition to run-off, partially offset by an increase of $551 thousand in interest expense due to the $498.7 million, or 20.3%, increase in interest-bearing liabilities compared to the same period of 2021.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the nine months ended September 30, 2022 and 2021:

	Average Balances, Income and Interest Rates on a Taxable-Equivalent Basis
	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS:
Interest Bearing Balances	$34,034	$33	0.13%	$1,729	$5	0.39%
Investment Securities:
Taxable	479,611	7,930	2.21%	91,379	1,319	1.93%
Tax-Exempt	77,489	1,401	2.42%	55,599	1,056	2.54%
Total Investment Securities	557,100	9,331	2.24%	146,978	2,375	2.16%

Federal Funds Sold	415,528	1,786	0.57%	503,652	485	0.13%
Loans and Leases, Net	3,157,288	108,050	4.58%	2,520,965	87,974	4.67%
Restricted Investment in Bank Stocks	5,826	238	5.46%	7,022	239	4.55%
Total Interest-earning Assets	4,169,776	119,438	3.83%	3,180,346	91,078	3.83%

Cash and Due from Banks	62,369			36,213
Other Assets	267,309			162,189
Total Assets	$4,499,454			$3,378,748

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,049,569	$1,796	0.23%	$632,830	$1,782	0.38%
Money Market	1,066,001	2,281	0.29%	796,922	2,461	0.41%
Savings	361,733	144	0.05%	203,206	182	0.12%
Time	524,013	2,928	0.75%	431,009	4,366	1.35%
Total Interest-bearing Deposits	3,001,316	7,149	0.32%	2,063,967	8,791	0.57%

Short-term Borrowings	—	—	0.00%	205,697	539	0.35%
Long-term Debt	29,715	541	2.43%	74,975	613	1.09%
Subordinated Debt	72,574	1,912	3.52%	44,589	1,498	4.49%
Total Interest-bearing Liabilities	3,103,605	9,602	0.41%	2,389,228	11,441	0.64%

Noninterest-bearing Demand	851,975			659,554
Other Liabilities	46,960			24,037
Shareholders' Equity	496,914			305,929
Total Liabilities & Shareholders' Equity	$4,499,454			$3,378,748

Net Interest Income (taxable-equivalent basis)		$109,836			$79,637
Taxable Equivalent Adjustment		(580)			(441)
Net Interest Income		$109,256			$79,196

Total Yield on Earning Assets			3.83%			3.83%
Rate on Supporting Liabilities			0.41%			0.64%
Average Interest Spread			3.42%			3.19%
Net Interest Margin			3.52%			3.35%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in TE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the nine months ended September 30, 2022 in comparison to the same period in 2021:

	Nine months ended September 30, 2022 vs. September 30, 2021
(Dollars in thousands on a Taxable-Equivalent Basis)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$93	$(65)	$28
Investment Securities:
Taxable	5,604	1,007	6,611
Tax-Exempt	416	(71)	345
Total Investment Securities	6,020	936	6,956

Federal Funds Sold	(85)	1,386	1,301
Loans and Leases, Net	22,206	(2,130)	20,076
Restricted Investment Bank Stocks	(41)	40	(1)
Total Interest Income	28,193	167	28,360

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	1,174	(1,160)	14
Money Market	831	(1,011)	(180)
Savings	142	(180)	(38)
Time	942	(2,380)	(1,438)
Total Interest-Bearing Deposits	3,089	(4,731)	(1,642)

Short-term Borrowings	(539)	—	(539)
Long-term Debt	(370)	298	(72)
Subordinated Debt	940	(526)	414
Total Interest Expense	3,120	(4,959)	(1,839)

NET INTEREST INCOME	$25,074	$5,125	$30,199
Mid Penn’s TE net interest margin for the nine months ended September 30, 2022 was 3.52% and compared to 3.35% for the nine months ended September 30, 2021. TE net interest income was $109.8 million for the nine months ended September 30, 2022, an increase of $30.2 million, or 37.9%, compared to $79.6 million of TE net interest income for the nine months ended September 30, 2021. Average interest earning assets increased $989.4 million, or 31.1%, compared to the first nine months of 2021, primarily as a result of the Riverview Acquisition. This growth contributed $28.2 million to the increase in TE net interest income and higher yields on interest-earning assets contributed $167 thousand. The 3.83% yield on interest earning assets was consistent for the first nine months of 2022 compared to the same period of 2021. Average investment securities increased $410.1 million and the yield on those investment securities increased 8 bp, contributing $6.0 million and $936 thousand, respectively, to the increase in interest income. Average loans and leases, net, increased $636.3 million, contributing $22.2 million to the increase in interest income, partially offset by a 9 bp decrease in the yield, or a $2.1 million decrease to interest income. The growth in the average loans and leases, net, balances was primarily due to the Riverview Acquisition. The lower yields on loans and leases, net, were the result of a decrease of $11.6 million in the recognition of PPP loan processing fees generated as a result of Mid Penn’s participation in the PPP for the first nine months of 2022 compared to the same period of 2021.
Interest expense decreased $1.8 million during the first nine months of 2022 compared to the same period of 2021. The rate of interest-bearing liabilities decreased to 0.41% for the first nine months of 2022 from 0.64% for the first nine months of 2021. The decrease in rate was primarily a result of a lag in the repricing of deposits, as well as the strategic decision to allow higher cost time deposits obtained through the Riverview Acquisition to run-off, partially offset by an increase of $3.1 million in interest expense due to the $714.4 million, or 29.9%, increase in interest-bearing liabilities during the first nine months of 2022 compared to the same period of 2021.

MID PENN BANCORP, INC.

Although the effective interest rate impact on interest-earning assets and funding sources can be reasonably estimated at current interest rate levels, the interest-bearing product and pricing options selected by customers, and the future mix of the loan, investment, and deposit products in the Bank's portfolios, may significantly change the estimates used in Mid Penn’s asset and liability management and related interest rate risk simulation models. In addition, our net interest income may be impacted by further interest rate actions of the Federal Reserve’s FOMC.
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
Mid Penn has maintained the allowance in accordance with Mid Penn’s assessment process, which takes into consideration, among other relevant factors, the risk characteristics of the loan portfolio, the growth in the loan portfolio during the first nine months of 2022, economic and external factor changes, and shifting collateral values from December 31, 2021 to September 30, 2022.
Management performed a current evaluation of the adequacy of the loan and lease loss allowance and, based on this evaluation, a loan and lease loss provision of $1.6 million and $425 thousand was recorded for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, the provision for the loan and lease losses was $3.8 million compared to $2.6 million for the nine months ended September 30, 2021. The allowance for loan and lease losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn is not yet required to adopt the current expected credit loss ("CECL") accounting standard. The increase in the allowance for loan and lease loss from $14.6 million at December 31, 2021 to $18.5 million at September 30, 2022 was primarily the result of providing for core loan growth, as well as the result of one legacy commercial relationship being downgraded from substandard accrual to substandard non-accrual during the nine months ended September 30, 2022.
Noninterest Income
For the three months ended September 30, 2022, noninterest income totaled $6.0 million, an increase of $454 thousand or 8.2%, compared to noninterest income of $5.5 million for the same period in 2021. For the nine months ended September 30, 2022, noninterest income totaled $16.9 million, an increase of $1.1 million or 6.74%, compared to noninterest income of $15.9 million for the same period in 2021. Several components of noninterest income increased as a result of higher account and transaction volume due to both the Riverview Acquisition and organic growth.
The following components of noninterest income showed significant changes for the three months ended September 30, 2022 as compared to the same period in 2021:

	Three Months Ended September 30,
(Dollars in Thousands)	2022	2021	$ Variance	% Variance
Income from fiduciary and wealth management activities	$1,729	$618	$1,111	179.8%
ATM debit card interchange income	1,078	630	448	71.1
Service charges on deposits	483	223	260	116.6
Mortgage banking income	536	3,162	(2,626)	(83.0)
Mortgage hedging income	217	22	195	N/M
Net gain on sales of SBA loans	152	105	47	44.8
Earnings from cash surrender value of life insurance	250	74	176	N/M
Net gain on sales of investment activities	—	79	(79)	(100.0)
Other income	1,518	596	922	154.7
Total	$5,963	$5,509	$454	8.2%
N/M - Not Meaningful
Income from fiduciary and wealth management activities was $1.7 million for the three months ended September 30, 2022, an increase of $1.1 million compared to the three months ended September 30, 2021. The additional revenue was attributable to favorable growth in trust assets under management and increased sales of retail investments products, as well as the Riverview Acquisition.
ATM debit card interchange income was $1.1 million for the three months ended September 30, 2022, an increase of $448 thousand compared to the three months ended September 30, 2021. The additional income is a result of an increased volume of checking accounts

MID PENN BANCORP, INC.

and an increase in Mid Penn ATM and debit card activity, which included an increase in transaction volume resulting from the accounts assumed in the Riverview Acquisition.
Service charges on deposits were $483 thousand for the three months ended September 30, 2022, an increase of $260 thousand, compared to the same period in 2021. This increase was driven by an increase in collected charges on a higher volume of transactional deposit accounts, including deposit accounts assumed in the Riverview Acquisition.
Mortgage banking income decreased $2.6 million for the three months ended September 30, 2022 to $536 thousand compared to the same period in 2021. Mortgage loan originations and secondary-market loan sales and gains slowed during the first nine months of 2022 as a result of increases in interest rates. As a result of the corresponding mortgage rate increases and an increase in property values driven by supply shortfalls and high liquidity levels among buyers, the mortgage loan refinancing market has slowed and purchase money mortgage originations have slowed relative to the lending volumes experienced during the first nine months of 2021.
Mortgage hedging income was $217 thousand for the three months ended September 30, 2022 compared to $22 thousand for the same period in 2021. The increase was the result of a hedging program related to mortgage derivative activities that Mid Penn did not participate in during the third quarter of 2021.
The following components of noninterest income showed significant changes for the nine months ended September 30, 2022 as compared to the same period in 2021:

	Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	$ Variance	% Variance
Income from fiduciary and wealth management activities	$3,986	$1,716	$2,270	132.3%
ATM debit card interchange income	3,263	1,854	1,409	76.0
Service charges on deposits	1,617	552	1,065	192.9
Mortgage banking income	1,370	8,382	(7,012)	(83.7)
Mortgage hedging income	1,321	22	1,299	N/M
Net gain on sales of SBA loans	262	560	(298)	(53.2)
Earnings from cash surrender value of life insurance	758	223	535	N/M
Net gain on sales of investment activities	—	79	(79)	(100.0)
Other income	4,366	2,485	1,881	75.7
Total	$16,943	$15,873	$1,070	6.7%
N/M - Not Meaningful
Income from fiduciary and wealth management activities was $4.0 million for the nine months ended September 30, 2022, an increase of $2.3 million compared to $1.7 million during the nine months ended September 30, 2021. The additional revenue was attributable to favorable growth in trust assets under management and increased sales of retail investments products, as well as the Riverview Acquisition.
ATM debit card interchange income was $3.3 million for the nine months ended September 30, 2022, an increase of $1.4 million compared to the the nine months ended September 30, 2021. The additional income is a result of an increase in Mid Penn ATM and debit card activity, which included an increase in transaction volume resulting from the accounts assumed in the Riverview Acquisition.
Service charges on deposits were $1.6 million for the nine months ended September 30, 2022, an increase of $1.1 million, compared to $552 thousand for the same period in 2021. This increase was driven by an increase in collected charges on a higher volume of transactional deposit accounts, including deposit accounts assumed in the Riverview Acquisition.
Mortgage banking income was $1.4 million for the nine months ended September 30, 2022, a decrease of $7.0 million, compared to the $8.4 million of mortgage banking income for the nine months ended September 30, 2021. Mortgage loan originations and secondary-market loan sales and gains slowed during the first nine months of 2022 as a result of increases in interest rates. As a result of mortgage rate increases and an increase in property values driven by supply shortfalls and high liquidity levels among buyers, the mortgage loan refinancing market has slowed and purchase money mortgage originations have slowed relative to the lending volumes experienced during the first nine months of 2021.
Mortgage hedging income was $1.3 million for the nine months ended September 30, 2022 compared to $22 thousand for the same period in 2021. The increase was the result of a hedging program related to mortgage derivative activities that Mid Penn did not participate in during the first nine months of 2021.
Earnings from cash surrender value of life insurance was $758 thousand for the nine months ended September 30, 2022, an increase of $535 thousand, compared to $223 thousand for the same period of 2021. The increase is a result of additional policies assumed in the Riverview Acquisition.

MID PENN BANCORP, INC.

Other income was $4.4 million for the nine months ended September 30, 2022, an increase of $1.9 million, compared to $2.5 million during the same period of 2021. Mid Penn experienced increases in other miscellaneous income amounts as a result of the Riverview Acquisition.
Noninterest Expense
For the three months ended September 30, 2022, noninterest expense totaled $24.7 million, an increase of $4.7 million, or 23.46%, compared to noninterest expense of $20.0 million for the same period in 2021. For the nine months ended September 30, 2022, noninterest expense totaled $74.4 million, an increase of $17.3 million, or 30.41%, compared to noninterest expense of $57.0 million for the same period in 2021. Several components of noninterest expense increased as a result of higher fixed and variable expenses due to the Riverview Acquisition and organic growth.
The changes were primarily a result of the following components of noninterest expense, which had significant variances when comparing results for periods ending in 2022 versus the corresponding period in 2021.:

	Three Months Ended September 30,
(Dollars in Thousands)	2022	2021	$ Variance	% Variance
Salaries and employee benefits	$13,583	$10,342	$3,241	31.3%
Software licensing and utilization	1,804	1,551	253	16.3
Occupancy expense, net	1,634	1,318	316	24.0
Equipment expense	1,121	745	376	50.5
Shares tax	920	498	422	84.8
ATM/card processing	518	249	269	108.0
Intangible amortization	514	266	248	93.2
Mortgage banking profit-sharing expense	—	1,140	(1,140)	(100.0)
Merger and acquisition expense	—	198	(198)	(100.0)
Other expenses	3,896	2,648	1,248	47.1
Salaries and employee benefits were $13.6 million for the three months ended September 30, 2022, an increase of $3.2 million versus the same period in 2021, with the increase attributable to the retail staff additions at the seven retail locations added through the Riverview Acquisition and the addition of wealth management professionals, commercial lending professionals, and other staff additions in alignment with Mid Penn’s core banking and non-banking growth initiatives.
Software licensing and utilization costs were $1.8 million for the three months ended September 30, 2022, an increase of $253 thousand compared to $1.6 million for the three months ended September 30, 2021. The increase is a result of additional costs to license the additional Riverview branches and increases in certain core processing fees as our customer base and transaction volume continue to grow.
Occupancy expenses increased $316 thousand during the three months ended September 30, 2022 compared to the same period in 2021. Similarly, equipment expense increased $376 thousand during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. These increases were driven by the facility operating costs and increased depreciation expense for building, furniture, and equipment associated with the Riverview Acquisition.
Shares tax totaled $920 thousand for the three months ended September 30, 2022, a $422 thousand increase compared to the same period in 2021 due to the increase in shareholders' equity, primarily a result of the Riverview Acquisition.
ATM/card processing increased from $249 thousand during the three months ended September 30, 2021 to $518 thousand during the three months ended September 30, 2022 as a result of an increase in transaction volume resulting from the accounts assumed in the Riverview Acquisition.
Intangible amortization increased to $514 thousand during the three months ended September 30, 2022 from $266 thousand during the same period of 2021 as a result of the customer list and core deposit intangible assets added from the Riverview Acquisition.
Mortgage banking profit-sharing was $1.1 million during the three months ended September 30, 2021 compared to zero in the current period and is reflective of the decrease in mortgage banking income between the two periods.
Merger and acquisition expenses were $198 thousand during the three months ended September 30, 2021 and consisted of legal and professional fees associated withe the Riverview Acquisition.

MID PENN BANCORP, INC.

Other expenses increased $1.2 million from $2.6 million during the three months ended September 30, 2021, to $3.9 million for the same period in 2022. Several categories within other expense experienced increases as a result of the Riverview Acquisition and organic growth, including marketing, telephone, postage, courier, payroll processing, employee travel costs, and director fees.

	Nine Months Ended September 30,
(Dollars in Thousands)	2022	2021	$ Variance	% Variance
Salaries and employee benefits	$39,167	$29,873	$9,294	31.1%
Software licensing and utilization	5,731	4,493	1,238	27.6
Occupancy expense, net	5,088	4,115	973	23.6
Equipment expense	3,244	2,237	1,007	45.0
Shares tax	2,626	1,022	1,604	156.9
ATM/card processing	1,605	696	909	130.6
Intangible amortization	1,516	823	693	84.2
Mortgage banking profit-sharing expense	178	2,005	(1,827)	(91.1)
Merger and acquisition expense	—	720	(720)	(100.0)
Post-acquisition restructuring expense	329	—	329	—
Other expenses	11,577	7,485	4,092	54.7
Salaries and employee benefits were $39.2 million for the nine months ended September 30, 2022, an increase of $9.3 million versus the same period in 2021, with the increase attributable to the retail staff additions at the seven retail locations added through the Riverview Acquisition, the retention of various Riverview team members through the completion of the systems integration, which occurred on March 4, 2022, and the addition of wealth management professionals, commercial lending professionals, and other staff additions in alignment with Mid Penn’s core banking and non-banking growth initiatives.
Software licensing and utilization costs were $5.7 million for the nine months ended September 30, 2022, an increase of $1.2 million compared to $4.5 million for the nine months ended September 30, 2021. The increase is a result of additional costs to license the additional Riverview branches, upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management, and increases in certain core processing fees as our customer base and transaction volume continue to grow.
Occupancy expenses increased $1.0 million during the first nine months of 2022 compared to the same period in 2021. Similarly, equipment expense increased $1.0 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. These increases were driven by the facility operating costs and increased depreciation expense for building, furniture, and equipment associated with the Riverview Acquisition.
Shares tax totaled $2.6 million for nine months ended September 30, 2022, a $1.6 million increase compared to the same period in 2021 due to the increase in shareholders' equity, primarily a result of a stock offering completed in 2021 and the Riverview Acquisition.
ATM/card processing expenses were $1.6 million for the nine months ended September 30, 2022, an increase of $909 thousand as a result of an increase in transaction volume resulting from the accounts assumed in the Riverview Acquisition.
Intangible amortization increased from $823 thousand during the first nine months of 2021 to $1.5 million during the same period of 2022 as a result of the customer list and core deposit intangible assets added from the Riverview Acquisition.
Merger and acquisition expenses were $720 thousand during the first nine months of 2021 prior to the completion of the Riverview Acquisition. During the first nine months of 2022, post-acquisition restructuring expenses were $329 thousand and primarily consisted of contract termination fees related to the Riverview Acquisition.
Other expenses increased $4.1 million from $7.5 million during the nine months ended September 30, 2021, to $11.6 million for the same period in 2022. Several categories within other expense experienced increases as a result of the Riverview Acquisition and organic growth, including marketing, telephone, postage, courier, payroll processing, employee travel costs, and director fees. In addition, the nine months ended September 30, 2022 contained an impaired asset write-off of $664 thousand, representing the disposal of certain fixed assets and leasehold improvements from Riverview offices not being retained.
Income Taxes
The provision for income taxes was $3.6 million for the three months ended September 30, 2022, compared to $2.3 million of income tax provision recorded for the same period in 2021. The provision for income taxes was $9.0 million during the nine months ended

MID PENN BANCORP, INC.

September 30, 2022, compared to $6.7 million of income tax provision recorded for the same period in 2021. The provision for income taxes for the three and nine months ended September 30, 2022, reflects a combined Federal and State effective tax rate of 19.0% and 18.7%, respectively, compared to 18.8% and 19.0% for the three and nine months ended September 30, 2021, respectively. The change in the effective tax rates reflect the mix of tax-exempt interest recognized due to an increase in tax-exempt securities being held in the investment security portfolio when compared to the prior year, and the favorable treatment of the increase in cash surrender value on bank owned life insurance policies, which are nontaxable for federal tax purposes. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Overview
Mid Penn’s total assets were $4.3 billion as of September 30, 2022, reflecting a decrease of $355.5 million, or 7.58%, compared to total assets of $4.7 billion as of December 31, 2021. Included in total assets as of September 30, 2022 are $2.8 million of PPP loans, net of deferred fees. Comparatively, as of December 31, 2021, Mid Penn had $111.3 million of PPP loans outstanding, net of deferred fees.
Total loans and leases, net of unearned interest, totaled $3.3 billion as of September 30, 2022, an increase of $218.1 million, or 7.0% since December 31, 2021. The growth occurred primarily within the commercial real estate loan portfolio. Core banking loans (a non-GAAP measure calculated as loans and leases, net of unearned interest, less PPP loans outstanding) totaled $3.3 billion as of September 30, 2022, an increase of $326.5 million, or 10.9% since December 31, 2021. The growth in core banking loans occurred primarily within the commercial real estate loan portfolio. Please refer to the section included herein under the heading "Reconciliation of Non-GAAP Measures (Unaudited)" for a discussion of our use of non-GAAP adjusted financial information, which includes a table reconciling GAAP and non-GAAP adjusted financial measures for these and certain other periods ended from September 30, 2021 through September 30, 2022.
Total deposits decreased $272.4 million or 6.81%, from $4.0 billion on December 31, 2021, to $3.7 billion at September 30, 2022. The decrease in total deposits since December 31, 2021 was primarily attributable to the maturity of certificates of deposit, which have renewed into lower rates, migrated to other retail investment products, or exited the Bank.

MID PENN BANCORP, INC.

Investment Securities
Total investment securities as of September 30, 2022 were $644.3 million compared to $392.1 million as of December 31, 2021.

	September 30, 2022	December 31, 2022	$ Variance	% Variance
(Dollars in thousands)
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$37,584	$—	$37,584	N/M
Mortgage-backed U.S. government agencies	168,204	49,480	118,724	239.9%
State and political subdivision obligations	3,374	3,914	(540)	(13.8)%
Corporate debt securities	33,033	9,468	23,565	248.9%
Total available-for-sale debt securities	242,195	62,862	179,333	125,724
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$245,638	$178,136	$67,502	37.9%
Mortgage-backed U.S. government agencies	52,788	61,157	(8,369)	(13.7)%
State and political subdivision obligations	87,724	75,958	11,766	15.5%
Corporate debt securities	15,992	14,006	1,986	14.2%
Total held-to-maturity debt securities	402,142	329,257	72,885	22.1%
Total	$644,337	$392,119	$252,218	64.3%
N/M - Not Meaningful
The $252.2 million increase in the investment securities portfolio is the result of excess cash being re-deployed into higher yielding loans and investment securities during the nine months ended September 30, 2022.
Loans and Leases, net of unearned interest
Total loans and leases, net of unearned interest, as of September 30, 2022 were $3.3 billion compared to $3.1 billion as of December 31, 2021. This increase was driven by organic loan growth within Mid Penn’s commercial real estate portfolio, net of PPP loan forgiveness.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%
Commercial and industrial	$556,796	16.8%	$619,562	20.0%
Commercial real estate	1,944,802	58.6%	1,668,142	53.5%
Commercial real estate - construction	400,188	12.0%	372,734	12.0%
Residential mortgage	296,910	8.9%	323,223	10.4%
Home equity	115,608	3.5%	110,306	3.6%
Consumer	8,153	0.2%	10,429	0.5%
	$3,322,457	100.0%	$3,104,396	100.0%
Credit Quality, Credit Risk, and Allowance for Loan and Lease Losses
The allowance for loan and lease losses and the related loan and lease loss provision for the periods presented reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses, as Mid Penn is not required to adopt CECL until January 1, 2023, and Mid Penn has not elected to early adopt CECL. PPP loans are included in the commercial and industrial classification and, as the PPP loans are fully guaranteed by the SBA, no allowance for loan and lease losses was recorded against the $2.8 million balance of PPP loans outstanding, net of deferred fees, as of September 30, 2022.

MID PENN BANCORP, INC.

Changes in the allowance for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$16,876	$14,716	$14,597	$13,382

Loans charged off during period	(15)	(1,057)	(81)	(1,961)
Recoveries of loans previously charged off	69	149	189	237
Net recoveries (charge-offs)	54	(908)	108	(1,724)

Provision for loan and lease losses	1,550	425	3,775	2,575
Balance, end of period	$18,480	$14,233	$18,480	$14,233

Ratio of net loan (recoveries) charge-offs to average loans outstanding (annualized)	-0.007%	0.149%	-0.005%	0.091%

Ratio of allowance for loan losses to net loans at end of period	0.56%	0.60%	0.56%	0.60%
For the three and nine months ended September 30, 2022, Mid Penn had net recoveries of $54 thousand and $108 thousand, respectively, compared to net loan charge-offs of $908 thousand and $1.7 million, respectively during the same periods in 2021. Mid Penn may need to make future adjustments to the allowance and the provision for loan and lease losses if economic conditions or loan credit quality differs substantially from the assumptions used in making Mid Penn’s evaluation of the level of the allowance for loan and lease losses as compared to the balance of outstanding loans.
Other than as described herein, Mid Penn does not believe there are any trends or events at this time that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Based on known information, Mid Penn believes that the effects of current and past economic conditions and other unfavorable business conditions may eventually impact some borrowers’ abilities to comply with their repayment terms. Accordingly, Mid Penn has adjusted its qualitative factors for economic and external conditions as part of its general component determination, primarily in response to the current economic conditions. Mid Penn continues to closely monitor the financial strength of borrowers and the economic conditions impacting them.
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

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of September 30, 2022, December 31, 2021, and September 30, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Nonperforming Assets:
Nonaccrual loans	$7,233	$9,547	$6,339
Accruing troubled debt restructured loans	396	435	442
Total nonperforming loans	7,629	9,982	6,781

Foreclosed real estate	49	—	11
Total non-performing assets	7,678	9,982	6,792

Accruing loans 90 days or more past due	633	515	—
Total risk elements	$8,311	$10,497	$6,792

Nonperforming loans as a % of total
loans outstanding	0.23%	0.32%	0.29%

Nonperforming assets as a % of total
loans outstanding and other real estate	0.23%	0.32%	0.29%

Ratio of allowance for loan losses
to nonperforming loans	242.23%	146.23%	209.90%
In the table above, troubled debt restructured loans that are no longer accruing interest are included in nonaccrual loans.
Total nonperforming assets were $7.7 million at September 30, 2022, a decrease compared to nonperforming assets of $10.0 million at December 31, 2021. The decrease in nonperforming assets since December 31, 2021 was primarily the result of the successful workout of two nonaccrual home equity loans amongst one relationship totaling $2.3 million during the first quarter of 2022. The nonperforming assets included acquired impaired loans assumed in the Riverview Acquisition of $3.3 million as of December 31, 2021. One nonaccrual relationship that was resolved during the first quarter is discussed in detail below.
During the first quarter of 2022, an unrelated party acquired the real estate collateral for an amount sufficient to completely payoff the contractual outstanding principal balance of a nonaccrual loan relationship, comprised of two home equity loans acquired in 2018, totaling $2.3 million. As of September 30, 2022, the outstanding principal, any interest due, and all fees were paid off entirely, with no charge-off related to this loan relationship. These loans were transferred from accrual to nonaccrual status during the second quarter of 2020.
Given this credit, nonperforming assets were 0.23% of the total of loans plus other real estate assets as of September 30, 2022, a favorable reduction compared to 0.32% and 0.29% at December 31, 2021 and September 30, 2021, respectively. Loan loss reserves as a percentage of nonperforming loans increased to 242.23% at September 30, 2022, compared to 146.23% and 209.90% at December 31, 2021 and September 30, 2021, respectively.
The contractual outstanding principal balance of one commercial real estate-construction loan relationship accounts for $1.2 million of the nonperforming loan balance as of September 30, 2022. This loan was acquired in the Riverview Acquisition in November 2021 while in nonaccrual status. This loan is collateralized primarily by commercial real estate, and given that the fair value of the remaining collateral exceeds the outstanding principal balance, no specific allowance allocation has currently been assigned to this relationship. Management expects to recover the remaining outstanding balance through the sale of real estate collateral pledged in support of the loan.
Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to writing down or charging off the loan. Once the write-down is taken, the remaining balance remains a nonperforming loan with the original terms and interest rate intact and is not treated as a restructured credit.

MID PENN BANCORP, INC.

The following table provides additional analysis of partially charged-off loans.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Period ending total loans outstanding	$3,322,457	$3,104,396
Allowance for loan and lease losses	18,480	14,597
Total nonperforming loans	7,629	9,982
Nonperforming and impaired loans with partial charge-offs	102	107

Ratio of nonperforming loans with partial charge-offs to total loans	0.003%	0.003%

Ratio of nonperforming loans with partial charge-offs to total nonperforming loans	1.34%	1.07%

Coverage ratio net of nonperforming loans with partial charge-offs	245.52%	147.82%

Ratio of total allowance to total loans less nonperforming loans with partial charge-offs	0.56%	0.47%
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
Mid Penn had loans with an aggregate balance of $7.5 million which were deemed by management to be impaired at September 30, 2022, including $3.8 million in loans acquired with credit deterioration in connection with the closing of the Phoenix acquisition in 2015, the Scottdale and First Priority acquisitions in 2018, and the Riverview Acquisition in 2021. Of the $3.7 million of impaired loan relationships excluding the loans acquired with credit deterioration, $1.3 million were commercial and industrial relationships, $713 thousand were commercial real estate relationships, $1.4 million were residential relationships and $283 thousand were home equity relationships. There were specific loan loss reserve allocations of $831 thousand against $1.3 million of commercial and industrial loan relationships and $28 thousand against $112 thousand of commercial real estate loan relationships. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.
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
In addition, a portion of the allowance is established for losses inherent in the loan and lease portfolio which have not been identified by the quantitative processes described above. This determination inherently involves a higher degree of subjectivity and considers risk factors that may not have yet manifested themselves in historical loss experience. These factors include:
•changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments (and the potential adverse impacts on the economy from the COVID-19 pandemic);
•changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•changes in the value of underlying collateral for collateral-dependent loans;
•changes in the experience, ability, and depth of lending management and other relevant staff;
•changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses;
•changes in the quality of the institution's loan review system;
•changes in the nature and volume of the portfolio and in the terms of loans;
•the effect of other external factors such as competition, legal and regulatory requirements, governmental restrictions impacting business activity as a result of the COVID-19 pandemic, and other factors beyond the control of Mid Penn which could affect the level of estimated credit losses in the institution's existing portfolio; and
•the existence and effect of any concentrations of credit and changes in the level of such concentrations.
While the allowance is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan and lease portfolio, determination of the allowance is inherently subjective, as it requires estimates, all of which may be susceptible to significant change. The unallocated component of the allowance for loan and lease losses covers several considerations that are not specifically measurable through either the specific or general components. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in recent historical losses or qualitative factor assessments and underlying data and evaluations, associated with unpredictable changes in economic growth or business conditions in our markets or for certain industries in which we have commercial loan borrowers, or unanticipated stresses to the values of real estate held as collateral, including the prospective

MID PENN BANCORP, INC.

unknown impacts of the persisting COVID-19 pandemic and inflationary environment. Any or all of these additional issues can adversely affect our borrowers’ ability to timely repay their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, the unallocated component allocation recognizes the inherent imprecision in our allowance for loan and lease loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages may not necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors. Changes from these various other uncertainties and considerations may impact the provisions charged to expense in future periods.
Management believes, based on information currently available, that the allowance for loan and lease losses of $18.5 million is adequate as of September 30, 2022 to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Liquidity
Mid Penn’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk. Adequate liquidity provides resources for credit needs of borrowers, for depositor withdrawals, and for funding corporate operations. Sources of liquidity are as follows:
•a growing core deposit base;
•proceeds from the sale or maturity of investment securities;
•payments received on loans and mortgage-backed securities;
•overnight correspondent bank borrowings on various credit lines; and
•borrowing capacity available from the FHLB and the Federal Reserve Discount Window available to Mid Penn.
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
The consolidated statements of cash flows provide additional information. Mid Penn’s operating activities during the first nine months ended September 30, 2022 provided $41.6 million of cash, mainly due to net income. Cash used in investing activities during the first nine months ended September 30, 2022 was $492.5 million, mainly the result of purchases of investment securities and the net increase in loans and leases. Cash used in financing activities during the first nine months ended September 30, 2022 totaled $368.2 million, primarily the result of a decrease in net deposits and long-term debt repayment and subordinated debt redemption.
Subordinated Debt Redemption
On August 8, 2022, Mid Penn redeemed the $7.5 million aggregate principal amount of subordinated notes (the "2015 Notes") that were due in 2025. Given that the 2015 Notes were in the seventh year since issuance, only sixty percent of the principal balance of the notes would have been treated as Tier 2 capital for regulatory capital purposes as of the date of redemption. See "Note 11 - Subordinated Debt and Trust Preferred Securities," in the Notes to Consolidated Financial Statements for additional information.
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
The final rules allowed community banks to make a one-time election not to include the additional components of accumulated other comprehensive income ("AOCI") in regulatory capital and instead use the existing treatment under the general risk-based capital rules that excludes most AOCI components from regulatory capital. Mid Penn made the election not to include the additional components of AOCI in regulatory capital.
Consistent with the Dodd-Frank Act, these rules replaced the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-ups approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250% risk weight.
Under these rules, mortgage servicing assets and certain deferred tax assets are subject to stricter limitations than those applicable under the current general risk-based capital rule. The new rules also increase the risk weights for past-due loans, certain risk weights and credit conversion factors.
Capital Resources
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management has been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $9.0 million, or 1.8%, from $490.1 million as of December 31, 2021 to $499.1 million as of September 30, 2022, primarily due to earnings of $39.1 million partially offset by a decrease in the carrying value of the available-for-sale investment portfolio of $19.3 million, dividends declared of $9.6 million and stock repurchases of $3.0 million. As previously announced, Mid Penn completed a public offering of 2,990,000 shares of common stock at a price of $25.00 per share in May 2021, with the aggregate gross proceeds of the offering totaling $74,750,000. The net proceeds of the offering after deducting the underwriting discount and offering expenses were $70,238,000. The additional shares issued on May 4, 2021 significantly impacted the weighted average number of shares outstanding used for the earnings per share calculation for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At September 30, 2022, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn and Mid Penn Bank maintained the following regulatory capital levels, leverage ratios, and risk-based capital ratios as of September 30, 2022 and December 31, 2021:

	Capital Adequacy
(Dollars in thousands)	Actual		Minimum for Basel III Capital Adequacy (1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
As of September 30, 2022
Tier 1 Capital (to Average Assets)	$406,114	9.6%	$169,240	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	396,835	11.4%	243,964	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	406,114	11.7%	296,242	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	481,748	13.8%	365,946	10.5%	N/A	N/A

Mid Penn Bank
As of September 30, 2022
Tier 1 Capital (to Average Assets)	$444,871	10.5%	$169,095	4.0%	$211,369	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	444,871	13.3%	234,361	7.0%	217,621	6.5%
Tier 1 Capital (to Risk Weighted Assets)	444,871	13.3%	284,581	8.5%	267,841	8.0%
Total Capital (to Risk Weighted Assets)	463,427	13.8%	351,542	10.5%	334,802	10.0%

Mid Penn Bancorp, Inc.
As of December 31, 2021
Tier 1 Capital (to Average Assets)	$374,368	8.1%	$185,764	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	365,084	11.7%	217,579	7.0%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	374,368	12.0%	264,203	8.5%	N/A	N/A
Total Capital (to Risk Weighted Assets)	452,527	14.6%	326,369	10.5%	N/A	N/A

Mid Penn Bank
As of December 31, 2021
Tier 1 Capital (to Average Assets)	$398,773	8.6%	$185,721	4.0%	$232,151	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	217,446	7.0%	201,914	6.5%
Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8%	264,041	8.5%	248,510	8.0%
Total Capital (to Risk Weighted Assets)	413,442	13.3%	326,169	10.5%	310,637	10.0%
(1)Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5% required by the Basel III framework.
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

MID PENN BANCORP, INC.

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

Core Banking Loans
(Dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Loans and leases, net of unearned interest	$3,322,457	$3,104,396	$2,370,429
Less: PPP loans, net of deferred fees	2,800	111,286	229,679
Core banking loans	$3,319,657	$2,993,110	$2,140,750

Allowance for loan and lease losses	$18,480	$14,597	$14,233

Ratio of allowance for loan and lease losses to net loans at end of period	0.56%	0.47%	0.60%

Ratio of allowance for loan and lease losses to non-PPP core banking loans at end of period	0.56%	0.49%	0.66%
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

MID PENN BANCORP, INC.

Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300 and 400 basis points and decreased by 100 basis points. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At September 30, 2022, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	9.74%	≥ -25%
300	7.33%	≥ -20%
200	4.92%	≥ -15%
100	2.49%	≥ -10%
(100)	-0.88%	≥ -10%
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2022, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the nine months ended September 30, 2022.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, to determine if there were material changes applicable to the nine months ended September 30, 2022. There are no material changes to such risk factors.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.
(3)Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and the program remains available as it was extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The treasury stock repurchase program authorizes the repurchase of up to $15,000,000 of Mid Penn’s outstanding common stock, which represented approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022. Under the program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. As of September 30, 2022 Mid Penn repurchased 208,343 shares under the program.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5 – OTHER INFORMATION
None

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS
•Exhibit 3.1 – The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2019).
•Exhibit 3.2 – The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2022.)
•Exhibit 10.1 - Amended and Restated Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.2 - Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Allison Johnson dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.3 - Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Scott Micklewright dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.4 - Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Justin T. Webb dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.5 - Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joan Dickinson dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.6 - Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.7 - Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Allison Johnson dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.8 - Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Scott Micklewright dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.9 - Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Justin T. Webb dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.10 - Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joan Dickinson dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.11 - Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Rory G. Ritrievi dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.12 - Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Allison Johnson dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.13 - Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Scott Micklewright dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.14 - Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Justin T. Webb dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 10.15 - Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Joan Dickinson dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)
•Exhibit 31.1 – Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•Exhibit 31.2 - Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.
•Exhibit 32 – Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.
•Exhibit 101.SCH – Inline XBRL Taxonomy Extension Schema Document.
•Exhibit 101.CAL – Inline XBRL Taxonomy Extension Calculation Linkbase Document.
•Exhibit 101.DEF – Inline XBRL Taxonomy Extension Definition Linkbase Document.
•Exhibit 101.LAB – Inline XBRL Taxonomy Extension Label Linkbase Document.
•Exhibit 101.PRE – Inline XBRL Taxonomy Extension Presentation Linkbase Document.
•Exhibit 104 – Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).

MID PENN BANCORP, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	November 4, 2022

By:	/s/ Allison S. Johnson
Allison S. Johnson Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2022