Form 10-K
period 2022-12-31
MID PENN BANCORP INC
filed 2023-03-16
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐    No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No    ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes    ☒    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $26.97 per share, as reported by The NASDAQ Stock Market LLC ("NASDAQ"), on June. 30, 2022, the last business day of the registrant’s most recently completed second quarter was approximately $382.5 million. As of March 1, 2023, the registrant had 15,886,143 shares of common stock outstanding, par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the Registrant for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.
Auditor Firm ID: 49                       Auditor Name: RSM US LLP                        Auditor Location: Philadelphia, PA USA

MID PENN BANCORP, INC.
FORM 10-K

MID PENN BANCORP, INC.
PART I
ITEM 1. BUSINESS
The disclosures set forth in this Item are qualified by the section captioned "Special Cautionary Notice Regarding Forward-Looking Statements" contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other cautionary statements set forth elsewhere in this report.
Mid Penn Bancorp, Inc.
Mid Penn Bancorp, Inc. is a financial holding company incorporated in August 1991 in the Commonwealth of Pennsylvania. Mid Penn Bancorp, Inc. and its wholly owned bank and nonbank subsidiaries are collectively referred to herein as "Mid Penn" or the "Corporation." On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank (the "Bank"), and the Bank became a wholly-owned subsidiary of Mid Penn. During the year ended December 31, 2020, Mid Penn established three nonbank subsidiaries, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management function and services of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. During the year ended December 31, 2021, Mid Penn formed MPB Launchpad Fund I, LLC to hold certain financial holding company eligible investments. As of December 31, 2022, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. Mid Penn’s primary business is to supervise and coordinate the business of the Bank and its nonbank subsidiaries, and to provide them with the capital and resources to fulfill their respective missions.
Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of the Bank, which is managed as a single business segment. At December 31, 2022, Mid Penn had total consolidated assets of $4.5 billion with total deposits of $3.8 billion and total shareholders’ equity of $512.1 million. The holding company and its nonbank subsidiaries currently do not own or lease any real property. The Bank owns or leases the banking offices as identified in Part I, Item 2.
Mid Penn Bank
Mid Penn Bank was organized in 1868 under a predecessor name, Millersburg Bank, and became a state-chartered bank in 1931. Millersburg Bank obtained trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1971, Millersburg Trust Company adopted the name "Mid Penn Bank". Mid Penn’s legal headquarters are located at 2407 Park Drive, Harrisburg, Pennsylvania 17110 and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.
On March 1, 2015, in connection with the acquisition of Phoenix Bancorp, Inc. ("Phoenix") by Mid Penn, Phoenix’s wholly-owned banking subsidiary, Miners Bank, was merged with and into the Bank, with the Bank being the surviving charter.
On January 8, 2018, Mid Penn completed its acquisition of The Scottdale Bank and Trust Company ("Scottdale") through the merger of Scottdale with and into the Bank (the "Scottdale Merger"). The Scottdale Merger resulted in the addition of five branches in Western Pennsylvania operating as "Scottdale Bank & Trust, a Division of Mid Penn Bank".
On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. ("First Priority") pursuant to which First Priority was merged with and into Mid Penn (the "First Priority Merger"), with Mid Penn being the surviving corporation in the First Priority Merger. As part of this acquisition, First Priority’s banking subsidiary, First Priority Bank, was merged with and into the Bank. The First Priority Merger resulted in the addition of eight offices in Southeastern Pennsylvania operating as "First Priority Bank, a Division of Mid Penn Bank".
On November 30, 2021, Mid Penn completed its acquisition of Riverview Financial Corporation ("Riverview"), the holding company for Riverview Bank, through the merger of Riverview with and into Mid Penn (the "Riverview Acquisition"). In connection with the Riverview Acquisition, Riverview Bank was merged with and into the Bank, with the Bank as the surviving institution. The Riverview merger resulted in the addition of twenty-three community banking offices and three limited purpose offices across Western Pennsylvania.

MID PENN BANCORP, INC.
On December 20, 2022, Mid Penn entered into an Agreement and Plan of Merger ("Merger Agreement") with Brunswick Bancorp ("Brunswick") pursuant to which Brunswick will merge with and into Mid Penn ("Merger"), with Mid Penn being the surviving corporation in the Merger. Upon consummation of the Merger, Brunswick Bank and Trust Company, a wholly-owned subsidiary of Brunswick, will be merged with and into the Bank ("Bank Merger"), with Mid Penn Bank being the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the boards of directors of Mid Penn and Brunswick. See "Form 8-K filed on December 20, 2022," for additional details.

Under the terms of the Merger Agreement, shareholders of Brunswick will have the right to elect to receive, subject to adjustment and proration as described in the Merger Agreement, either (A) 0.598 shares of Mid Penn common stock or (B) Eighteen Dollars ($18.00) for each share of Brunswick common stock they own. It is expected that the Merger will be completed in the second quarter of 2023.
On December 30, 2022, Mid Penn purchased the assets of Managing Partners, Inc. ("MPI Acquisition") in a business combination. Managing Partners, Inc. was an independent insurance agency that serviced the Central Pennsylvania area.
Additional information related to the recent acquisitions can be found in "Note 2 - Business Combinations", to the Consolidated Financial Statements contained in Part II, Item of this report.
As of December 31, 2022, the Bank had 43 full-service retail banking locations in the Pennsylvania counties of Berks, Blair, Bucks, Centre, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Lycoming, Montgomery, Northumberland, Perry, Schuylkill and Westmoreland. Mid Penn has no branches or offices located outside of the Commonwealth of Pennsylvania. On December 7, 2021, in connection with the Riverview Acquisition, and as part of a Retail Network Optimization Plan adopted by Mid Penn Bank’s Board of Directors, the Corporation announced its intention to close sixteen of its retail locations throughout its expanded footprint. The branch closures occurred on or about March 4, 2022. As a result of this announcement, and in accordance with GAAP, Mid Penn had reclassified the assets associated with these retail locations to held for sale as of December 31, 2021.
Mid Penn’s primary business consists of attracting deposits and loans from the Bank’s network of community banking offices. The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the "FDIC") supervise the Bank. Deposits of the Bank are insured by the FDIC’s Deposit Insurance Fund (the "DIF") to the maximum extent provided by law. In addition, the Bank provides a full range of trust and retail investment services. The Bank also offers other services such as online banking, telephone banking, cash management services, automated teller services and safe deposit boxes.
Business Strategy
The Bank provides services to commercial businesses and real estate investors, consumers, nonprofit organizations, and municipalities through its 43 full-service retail banking properties, one loan production office, one wealth management office, two corporate administrations office, and one operations facility, which are all based in Pennsylvania. Mid Penn’s primary markets reflect a diversified manufacturing and services base across nineteen Pennsylvania counties, including having several offices in and around the state capital region of Harrisburg. The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing prompt responses to customer needs. Mid Penn believes that local relationship building and its prudent approach to lending are important factors in the success and growth of Mid Penn.
Human Capital
The majority of employees of the Corporation are employed by the Bank, with a shared services agreement to support the operation of the holding company. As of December 31, 2022, the Bank had 580 full-time and 31 part-time employees. Additionally, Mid Penn’s nonbank subsidiaries employed 10 full-time employees as of December 31, 2022. The Corporation and its employees are not subject to a collective bargaining agreement and the Corporation believes it enjoys good relations with its employees.

MID PENN BANCORP, INC.
Diversity & Inclusion
The Corporation believes that a diverse and inclusive workforce fosters an environment where everyone can thrive and be successful. As of December 31, 2022 approximately 70% of our workforce is female. Bank leadership has seen the benefits of Employee Resource Groups ("ERG") within our organization. In 2022, Mid Penn formalized committee members on our Women’s Leadership Network, Diversity, Equity and Inclusion ("DEI"), and our Culture Committees. Each group allows employees to come together based on a shared characteristics to address common challenges and to drive positive impact within the workforce. We have found that our Women’s Leadership Network has provided a sense of belonging and camaraderie for our primarily female workforce. Our DEI group has laid the groundwork help to create a more diverse and inclusive workplace by promoting understanding, respect, and awareness of different cultures, backgrounds, and perspectives. Our Culture Committee has focused on contributing to a positive organizational culture by fostering open communication, collaboration, and a sense of community, this sense of community is important to Mid Penn as we continue to expand geographically. We have found that employees who belong to any of our ERGs are more engaged, are developing leadership skills, and are gaining new experiences through volunteer and networking opportunities.
Education and Development
We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion within the organization. The education and development of our employees is a priority, and we continue to invest in tools, education programs, certifications and continuing education to help our employees build their knowledge, skills and experience. We provide in-house training to employees on topics including leadership and professional development, cybersecurity, risk, compliance and technology.
Benefits
On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, tuition-reimbursement, parental leave, wellness programs, and paid time off.
Retention
Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable benefits aids in retention of our employees.
Community Involvement
The Bank is dedicated to supporting charitable community organizations through corporate donations, employee volunteerism and fundraising. In 2022, our employees demonstrated their commitment to our communities by personally giving more than $50 thousand to charitable organizations within Mid Penn’s footprint through our Dress Down Friday program.
Lending Activities
The Bank offers a variety of loan products to its customers, including commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. The Bank’s primary lending objectives are as follows:
•to establish relationships with creditworthy customers who exhibit positive historical repayment trends, stable cash flows and secondary sources of repayment from tangible collateral;
•to establish a diversified loan portfolio; and
•to provide a satisfactory return to Mid Penn’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality and a reasonable profit margin.
Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank and must obtain appropriate internal approvals for credit extensions. The Bank also maintains strict documentation requirements and robust credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible, so any exposures that are discovered might be mitigated or potential losses reduced. The Bank generally secures

MID PENN BANCORP, INC.
its loans with real estate, with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2022, the Bank’s highest concentration of credit is in commercial real estate.
Investment Activities
Mid Penn’s securities portfolio is a source for both liquidity and interest earnings and serves to support pledging requirements on public funds deposits through investments in primarily higher-quality, fixed-income debt securities. Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.
Mid Penn maintains both a held-to-maturity investment portfolio and an available-for-sale investment portfolio. Both portfolios are comprised primarily of lower-risk debt securities, including U.S. Treasury and U.S. government agencies, mortgage-backed U.S. government agencies, investment-grade municipal securities, and corporate bonds. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposits, which may require pledging of investment securities. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value (amortized cost), while the available-for-sale securities are recorded on the balance sheet at fair value. These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates. As the interest rate environment changes, Mid Penn’s fair value of securities will change. This difference between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $24.5 million as of December 31, 2022. On an after-tax basis, this unrealized loss on available-for-sale securities resulted in a reduction to shareholders’ equity, through the accumulated other comprehensive loss component, of $19.1 million. No investments in either the held-to-maturity portfolio or available-for-sale portfolio as of December 31, 2022 were deemed to have other-than-temporary-impairment. The majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no realized loss to the Bank.
Deposits and Other Sources of Funds
The Bank primarily uses deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities. Wholesale borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh (the "FHLB"), overnight borrowings from the Bank’s other correspondent banking relationships, and advances from the Federal Reserve’s Discount Window.
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
Many competitors are larger than the Corporation and have significantly greater financial resources, personnel and locations from which to conduct business. In addition, the Bank is subject to banking regulations while certain non-banking competitors may not be subject to similar regulations. For more information, see the "Supervision and Regulation" section below and Item 1A, "Risk Factors".

MID PENN BANCORP, INC.
Mid Penn has been able to compete effectively with other financial institutions by emphasizing customer-focused relationship management and services, convenient hours, efficient and friendly employees, a consultative sales approach, local decision making, and quality products.
Supervision and Regulation
General
Financial holding companies and banks are extensively regulated under both federal and state laws. The regulation and supervision of the Corporation and particularly the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests. Enforcement actions that may be imposed by federal and state banking regulators include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders. If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated. As of December 31, 2022, the Corporation was not subject to any supervisory enforcement actions.
Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank. Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission ("SEC") and the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities and the FDIC. The descriptions below of, and references to, applicable statutes and regulations are not intended to be complete lists or reflective of all applicable provisions or their effects on the Corporation. They are summaries of the more significant laws and regulations and are qualified in their entirety by reference to the complete provisions of such statutes and regulations.
Holding Company Regulation
Mid Penn is a registered financial holding company subject to supervision and regulation by the Federal Reserve. As such, it is subject to the Bank Holding Company Act of 1956 ("BHCA") and many of the Federal Reserve’s regulations promulgated thereunder. The Federal Reserve has broad enforcement powers over financial and bank holding companies, including the power to impose substantial fines and civil penalties.
The BHCA requires Mid Penn to file an annual report with the Federal Reserve regarding the holding company and its subsidiary bank. The Federal Reserve also conducts examinations of the holding company. The Bank is not a member of the Federal Reserve System; however, the Federal Reserve possesses cease-and-desist powers over financial and bank holding companies and their subsidiaries where actions would constitute an unsafe or unsound practice or violation of law. The Federal Reserve also makes policy that applies to the declaration and distribution of dividends by financial and bank holding companies.
The BHCA restricts a financial or bank holding company’s ability to acquire control of additional banks. In addition, the BHCA restricts the activities in which financial or bank holding companies may engage directly or through nonbank subsidiaries.
Gramm-Leach-Bliley Financial Modernization Act
Under the Gramm-Leach-Bliley Financial Modernization Act ("GLB"), bank holding companies that meet certain management, capital, and Community Reinvestment Act standards, are permitted to elect to become financial holding companies. No prior regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in certain financial activities permitted under GLB. Activities cited by GLB as being financial in nature include:
•securities underwriting, dealing and market making;
•sponsoring mutual funds and investment companies;
•insurance underwriting and agency;
•merchant banking activities; and
•activities that the Federal Reserve has determined by regulation to be closely related to banking.

MID PENN BANCORP, INC.
In addition to permitting financial holding companies’ entry into new lines of business, the law allows companies the freedom to streamline existing operations and to potentially reduce costs. The GLB may increase both opportunity and competition.
In December 2019, Mid Penn made the election to be treated as a financial holding company as its subsidiary bank was well capitalized under the FDIC Improvement Act’s prompt corrective action provisions, the holding company and Bank were deemed by the regulators to be well managed, and the Bank had at least a satisfactory rating under the Community Reinvestment Act. The required filing supporting this election was a declaration that the bank holding company wished to become a financial holding company and met all applicable requirements. Mid Penn made the election given the Corporation’s growth and the intended broadening spectrum of financial product and service offerings to potentially include, but not be limited to, insurance and wealth management services.
Bank Regulation
As a Pennsylvania-chartered, non-member bank, the Bank is subject to supervision, regulation and examination by both the Pennsylvania Department of Banking and Securities and the FDIC. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law. The FDIC assesses deposit insurance premiums, the amount of which depends in part on both the asset size and the condition of the Bank. Moreover, the FDIC may terminate deposit insurance of the Bank under certain circumstances. The federal and state banking regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions is met. In addition, the Bank is subject to a variety of local, state and federal laws that affect its operations.
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
Capital Requirements, Prompt Corrective Action and Basel III Capital Reforms
Under risk-based capital requirements for financial or bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 10.5%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 Capital"). Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory "Total Capital". As of December 31, 2022, Mid Penn complied with these risk-based capital requirements.
In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets ("leverage ratio") equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5%. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. As of December 31, 2022, Mid Penn has met these leverage requirements, and the Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.
The Bank is subject to similar capital requirements adopted by the FDIC, and as of December 31, 2022, the Bank’s capital levels were sufficient to be considered "well-capitalized". The FDIC has not advised the Bank of any specific minimum leverage ratios.
The capital ratios of Mid Penn and the Bank are described in "Note 17 - Regulatory Matters", within Item 8, Notes to Consolidated Financial Statements, which are included herein.

MID PENN BANCORP, INC.
Banking regulators may further refine capital requirements applicable to banking organizations, including those discussed in the "Regulatory Capital Changes" section below. Changes to capital requirements could materially affect the profitability of Mid Penn or the fair value of Mid Penn stock.
In addition to the required minimum capital levels described above, federal law establishes a system of "prompt corrective actions" which federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution that is not adequately capitalized. Under the rules, an institution will be deemed to be "adequately capitalized" if it exceeds the minimum federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a Total Risk-Based Capital ratio that is less than 6%, a Tier 1 Risk-Based Capital ratio that is less than 3%, or a leverage ratio that is less than 3%, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain "management fees" to any "controlling person". Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed "critically undercapitalized" and continues in that category for four quarters, the statute requires, with certain limited exceptions, that the institution be placed in receivership.
Mid Penn and the Bank are subject to the Basel III Rules that are based upon the final framework of the Basel Committee for strengthening capital and liquidity regulation. Under the Basel III Rules, Mid Penn and the Bank apply the standardized approach in measuring risk weighted assets ("RWA") and regulatory capital.
Under the Basel III Rules, Mid Penn and the Bank are subject to the following minimum capital ratios:
•Common equity tier 1 capital ("CET1")to risk-weighted assets of 4.5%
•Tier 1 capital to RWA of 6.0%
•Total capital to RWA of 8.0%
•Leverage ratio of 4.0%
The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum common equity tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of December 31, 2022, the Corporation and the Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.
The Basel III Rules provide for a number of required deductions from and adjustments to CET1. These deductions and adjustments include, for example, goodwill, other intangible assets, and deferred tax assets ("DTAs") that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. MSRs, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations, such as Mid Penn and the Bank, that are not subject to the advanced approaches framework. Mid Penn and the Bank made a one-time, permanent election under the Basel III Rules to exclude the effects of certain components of accumulated ("AOCI") included in shareholders' equity under generally accepted accounting principals in the United States ("GAAP") in determining regulatory capital ratios.

MID PENN BANCORP, INC.
Under the Basel III Rules, certain off-balance sheet commitments and obligations are converted into RWA, that together with on-balance sheet assets, are the base against which regulatory capital is measured. The Basel III Rules defined the risk-weighting categories for bank holding companies and banks that follow the standardized approach, such as Mid Penn and the Bank, based on a risk-sensitive analysis, depending on the nature of the exposure.

The Capital Simplifications Rules eliminated the standalone prior approval requirement in the Basel III Rules for any repurchase of common stock. In certain circumstances, repurchases of our common stock may be subject to a prior approval or notice requirement under other regulations or policies of the Federal Reserve. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve.
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
In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, restricting dividend payments to shareholders, and requiring an increase in the institution’s ratio of tangible equity to assets. For the periods reported in this Form 10-K and in the period subsequent to December 31, 2022, up to the date of the filing of this Form 10-K, Mid Penn was not subject to any such bank regulatory orders.
Payment of Dividends and Other Restrictions
Mid Penn’s holding company is a legal entity separate and distinct from its wholly-owned Bank subsidiary. There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to the holding company. Specifically, dividends from the Bank are the principal source of the holding company’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks. The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. Depending upon the financial condition of the holding company and the Bank, the payment of dividends could be deemed by a regulatory agency to constitute such an unsafe or unsound practice. The holding company and the Bank were not subject to any such dividend prohibitions during the years ended December 31, 2022, 2021, and 2020.
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

MID PENN BANCORP, INC.
Beginning with the second quarter of 2011 and as applicable continuously through to the current period, as mandated by the Dodd-Frank Act, the assessment base that the FDIC uses to calculate assessment premiums is the Bank’s average assets minus average tangible equity. As the asset base of the banking industry is larger than the deposit base, the range of assessment rates is a low of 2.5 bp and a high of 45 bp, per $100 of assets.
The FDIC is required under the Dodd-Frank Act to establish assessment rates that will allow the DIF to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a "designated reserve ratio" of 2%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates. In attempting to achieve the mandated 1.35% ratio, the FDIC is required to implement assessment formulas that charge banks over $10 billion in asset size more than banks under that size. These new formulas did not affect the Bank as it was less than $10 billion in total assets size.
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
Privacy Laws
The federal banking regulators have issued a number of regulations governing the privacy of consumer financial and customer information. The regulations limit the disclosure by financial institutions, such as the Corporation and Bank, of nonpublic personal information about individuals who obtain financial products or services for personal, family, or household purposes. Subject to certain exceptions allowed by law, the regulations cover information sharing between financial institutions and nonaffiliated third parties. More specifically, the regulations require financial institutions to provide:
•initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal financial information to nonaffiliated third parties and affiliates;
•annual notices of their privacy policies to their current customers; and
•a reasonable method for consumers to "opt out" of disclosures to nonaffiliated third parties.
Affiliate Transactions
Transactions between the Bank and the Corporation, and/or its nonbank subsidiary affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An "affiliate" of a bank or savings institution is any company or entity that controls, is controlled by, or is under common control with the bank or savings institution. Generally, a subsidiary of a depository institution that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B. Sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.
The USA Patriot Act, Anti-Money Laundering and Anti-Terrorism Financing
The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") broadened the application of anti-money laundering regulations to apply to additional types of financial institutions, such as broker-dealers, and strengthened the ability of the U.S. government to detect and prosecute international money laundering and the financing of terrorism. Under Title III of the USA Patriot Act, also known as the

MID PENN BANCORP, INC.
International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including Mid Penn and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The principal provisions of Title III of the USA Patriot Act require that regulated financial institutions, including state-chartered banks:
•establish an anti-money laundering program that includes training and audit components;
•comply with regulations regarding the verification of the identity of any person seeking to open an account;
•take additional required precautions with non-U.S. owned accounts; and
•perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships.
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
JOBS Act
In 2012, the Jumpstart Our Business Startups Act (the "JOBS Act") became law. The JOBS Act is aimed at facilitating capital raising by smaller companies, banks, and bank holding companies. Certain changes implemented by the JOBS Act that impacted Mid Penn included (i) raising the threshold requiring registration under the Securities Exchange Act of 1934 (the "Exchange Act") for banks and bank holdings companies from 500 to 2,000 holders of record, and (ii) raising the threshold for triggering deregistration under the Exchange Act for banks and bank holding companies from 300 to 1,200 holders of record.
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

MID PENN BANCORP, INC.
From time to time, legislation is enacted that has the effect of increasing the compliance and operations requirements and the cost of doing business, changing the tax structure applicable to Mid Penn, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and the various bank regulatory agencies. Mid Penn cannot predict the likelihood of any major changes or the impact such changes might have on Mid Penn, the Bank, or the nonbank subsidiaries. Congressional bills and other proposals could result in additional significant changes to the financial services and banking system, including, but not limited to, provisions for limitations on deposit insurance coverage, changing the timing and method financial institutions use to pay for deposit insurance, expanding the power of banks by removing the restrictions on bank underwriting activities, changing the regulation of bank derivatives activities, and allowing commercial enterprises to own banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business or change the Corporation’s competitive landscape. Whether any future legislation will be enacted or additional regulations will be adopted, and how they might impact Mid Penn, cannot be determined at this time.
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
Corporate Governance
The Sarbanes-Oxley Act of 2002 ("SOX") and related rules and regulations adopted by the SEC and NASDAQ addressed the following issues: corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. Mid Penn has established policies, procedures, and systems designed to promote compliance with these regulations. Section 404 of SOX requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. Effective for year-end financial reports beginning with December 31, 2017, Mid Penn is subject to the independent attestation requirement under Section 404 of the SOX. The Bank remains subject to independent auditor attestation under FDIC regulation 363.3(b), which is a similar independent attestation requirement at the Bank level.
Available Information
Mid Penn’s common stock is registered under Section 12(b) of the Exchange Act and is traded on NASDAQ under the trading symbol MPB. Mid Penn is subject to the informational requirements of the Exchange Act, and, accordingly, files

MID PENN BANCORP, INC.
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
Unless the context otherwise requires, references to "we," "us," "our," "Mid Penn," or "Mid Penn Bancorp, Inc.," collectively refer to Mid Penn Bancorp, Inc. and its subsidiaries, and specific references to the "Bank" refer to Mid Penn Bank, the wholly owned banking subsidiary of Mid Penn Bancorp, Inc.
Risks Related to Our Primary Business and Industry
Mid Penn is subject to interest rate risk.

Mid Penn’s earnings and cash flows are largely dependent upon the Bank’s net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Mid Penn’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Bank receives on loans and securities and the amount of interest expense it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of mortgage-backed securities in the Bank’s investment portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Mid Penn’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and borrowings. Mid Penn may be subject to a greater risk of rising interest rates due to the current period of rising interest rates and high inflation. The Federal Reserve aggressively raised interest rates in 2022 to curb inflation, which is likely to drive down the prices of income or dividend-paying securities. The risk that interest rates may continue to rise is pronounced.

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

Mid Penn is subject to credit risk.

As of December 31, 2022, approximately 88% of the Bank’s loan portfolio consisted of commercial real estate, commercial and industrial, and agricultural loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because the loan portfolio contains a significant number of commercial and industrial loans, and construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of

MID PENN BANCORP, INC.
these loans could cause a significant increase in non-performing loans. In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn. An increase in non-performing loans or collateral value deficiencies could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

The allowance for loan losses may be not be sufficient to cover actual loan losses.

As of December 31, 2022, Mid Penn maintains an allowance for loan losses, which is a reserve established that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; changes in present economic, political and regulatory conditions; other external factors such as the ongoing pandemic; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires Mid Penn to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, the impact of the ongoing pandemic, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of Mid Penn’s control, impact the determination of the allowance. In addition, bank regulatory agencies periodically review Mid Penn’s allowance for possible loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

In the aftermath of the 2008 financial crisis, the Financial Accounting Standards Board determined to review how banks estimate losses in the allowance calculation, and it issued the final current expected credit loss standard (“CECL”) in June 2016. For Mid Penn, the current allowance model will be replaced by the new CECL model effective for the first interim and annual reporting periods beginning after December 15, 2022. Under the new CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters, based on current estimates, management estimates that this increase will be no greater than 200% of the total credit loss reserve as of December 31, 2022. This estimate is subject to change based on continuing refinement and validation of the model and methodologies. at adoption date. Any increase in the allowance resulting from future charge-offs or the transition from the current allowance for loan loss model to the CECL model will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

MID PENN BANCORP, INC.
reduce or limit Mid Penn’s margins on banking services, revenues from nonbanking subsidiaries’ activities, reduce its market share and adversely affect its earnings and financial condition.

The discontinuance of LIBOR presents risks to the financial instruments originated, held or serviced by Mid Penn that use LIBOR as a reference rate.

The London Interbank Offered Rate ("LIBOR") and certain other "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate ("SOFR") as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

As announced on March 5, 2021, the administrator of LIBOR ceased publishing most non-USD LIBOR settings beginning on January 1, 2022 and Mid Penn currently anticipates that it will cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023.

Currently, SOFR is the alternative reference rate replacing LIBOR for most types of transactions. SOFR is viewed as a "riskless rate" as it is derived from rates on overnight U.S. Treasury repurchase transactions, which are essentially overnight loans secured by U.S. Treasury securities, and are largely viewed as not presenting credit risk. The BSBY is another alternative reference rate that is in use primarily in the loan market. BSBY is intended to reflect large banks’ marginal wholesale cost of funds and is a credit-sensitive rate with a forward-looking term structure.

In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates, which cannot currently be reasonably estimated.

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

As a participating lender in the SBA Paycheck Protection Program ("PPP"), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals were permitted to apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP, which commenced on April 3, 2020. Because of the short timeframe between the passing of the CARES Act and the commencement of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Corporation to risks relating to noncompliance with the PPP. Since its commencement, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans, regarding our process and procedures

MID PENN BANCORP, INC.
used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
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

Our SBA lending program is dependent upon the federal government and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders. Also, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, could adversely affect our business and earnings.

We generally sell the guaranteed portion of our SBA 7(a) program loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) program loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) program loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could adversely affect our business and earnings.

The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our business and earnings.

Acts of terrorism, natural disasters, global climate change, pandemics and global conflicts may have a negative impact on our business and operations.

Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts or other similar events could have a negative impact on our business and operations. While we have business continuity plans in place, such events occurring or persisting, such as the current COVID-19 or any future pandemic, could disrupt or delay the normal operations of our business and our facilities (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

The ongoing COVID-19 pandemic and measures taken to limit its spread could adversely affect Mid Penn’s business, financial condition, and results of operations.

The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though most restrictions have been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging. Supply chain disruptions precipitated by the abrupt economic

MID PENN BANCORP, INC.
slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.

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

The continuation of the COVID-19 pandemic and the efforts to contain the virus, including effects of economic stimulus, and the exhaustion or expiration of stimulus benefits, could:
•reduce the demand for loans and other financial services;
•result in increases in loan delinquencies, problem assets, and foreclosures;
•cause the value of collateral for loans, especially real estate, to decline in value;
•reduce the availability and productivity of our employees;
•cause our vendors and counterparties to be unable to meet existing obligations to us;
•negatively impact the business and operations of third-party service providers that perform critical services for our business;
•cause the value of our securities portfolio to decline; and
•cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.
Any one or a combination of the above events could have a material, adverse effect on Mid Penn’s business, financial condition, and results of operations.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. In a series of moves beginning March 17, 2022 through February 1, 2023 intended to curb increasing inflation, the Federal Reserve increased the federal funds rate to a target range of 4.5% to 4.75%. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

If Mid Penn’s information systems are interrupted or sustain a breach in security, those events may negatively affect Mid Penn’s financial performance and reputation.

In conducting its business, Mid Penn relies heavily on its information systems. Maintaining and protecting those systems and data is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems, whether due to acts or omissions by Mid Penn or by a third party, and whether intentional or not. Any such failure, interruption, or breach could result in failures or disruptions in Mid Penn’s customer relationship management, general ledger, deposit, loan, and other systems. A breach of Mid Penn’s information security may result from fraudulent activity committed against Mid Penn or its clients, resulting in financial loss to Mid Penn or its clients, or privacy breaches against Mid Penn’s clients. Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, "phishing", social engineering, identity theft, or other deceptive acts. The policies, procedures, and technical safeguards put in place by Mid Penn to prevent or limit the effect of any failure, interruption, or security breach of its information systems and data may be insufficient to prevent or remedy the effects of any such occurrences. The occurrence of any failures, interruptions, or security breaches of Mid Penn’s information systems and data could damage Mid Penn’s reputation, cause Mid Penn to incur additional expenses, result in online services or other businesses becoming inoperable, subject Mid Penn to regulatory sanctions or additional regulatory scrutiny, or expose Mid Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

MID PENN BANCORP, INC.
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

Unlike larger or regional financial institutions that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in Pennsylvania, especially in the twelve counties and the specific markets primarily served by Mid Penn. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the counties or communities in Pennsylvania served by Mid Penn, could cause an increase in the level of the Bank’s non-performing assets and loan losses, thereby causing operating losses, impairing liquidity, and eroding capital.

MID PENN BANCORP, INC.
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

On March 10, 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank ("SVB"), and on March 12, 2023, the FDIC took control and was appointed receiver of Signature Bank, in each case due primarily to liquidity concerns. As of March 13, 2023, Mid Penn did not have any direct exposure to SVB or Signature Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

Volatility in financial markets and the economy may have materially adverse effects on our liquidity and financial condition.

The capital and credit markets have recently experienced extreme volatility and economic disruption, most recently due to the takeover by the FDIC of both SVB and Signature Bank in March 2023, and, prior to that, due to the COVID-19 pandemic. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. The volatility resulting from the failures of SVB and Signature Bank has particularly impacted the price of securities issued by financial institutions, including Mid Penn’s.

If such levels of financial market and economic disruption and volatility continue, there can be no assurance that Mid Penn will not experience adverse effects, which may materially affect its liquidity, financial condition, and profitability.

MID PENN BANCORP, INC.
Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings.

Poor economic conditions and the resulting bank failures from the most recent recession stressed the DIF and increased the costs of the Bank’s FDIC insurance assessments. Promptly following the recent failures of SVB and Signature Bank in March 2023, the federal banking regulators announced that the FDIC will use funds from the DIF to ensure that all depositors in SVB and Signature Bank are made whole, at no cost to taxpayers. Mid Penn anticipates that the FDIC will impose special assessments on all banks in order to replenish the DIF. Mid Penn generally is unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any special assessments or future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the results of Mid Penn’s operations and financial condition.

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

Mid Penn is subject to environmental liability risk associated with lending activities.

MID PENN BANCORP, INC.

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

On December 20, 2022, Mid Penn announced the signing of a definitive merger agreement to acquire Brunswick Bancorp and its wholly-owned subsidiary, Brunswick Bank & Trust Company, and Mid Penn has completed three other merger acquisitions in recent years (The Scottdale Bank & Trust Company and First Priority Financial Corp. in 2018 and Riverview Financial Corporation on November 30, 2021).

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

Mid Penn has spent and may continue to spend significant resources identifying companies and businesses to acquire. The efficient and effective integration of any companies and businesses we acquire and integrate into our organization is critical to our growth. The recent Scottdale, First Priority, and Riverview mergers, the pending Brunswick Bancorp acquisition, and any future mergers or acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to fully integrate the operations of any acquired business successfully, or to integrate the operations of future acquisition targets, could harm Mid Penn’s business, financial condition, results of operations and cash flows.

We plan to pursue a growth strategy and there are risks associated with rapid growth.

We intend to pursue a growth plan consistent with our prior business strategy, including growth by acquisition, as well as leveraging our existing branch network or adding new branch locations or offices and personnel in current and adjacent markets we choose to serve. The Scottdale, First Priority, and Riverview mergers and pending Brunswick Bancorp acquisition are reflective of our growth strategy.

MID PENN BANCORP, INC.
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

The value of our goodwill and other intangible assets may decline in the future.

As of December 31, 2022, we had $114.2 million of goodwill and $7.2 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

Identifiable intangible assets other than goodwill consist of core deposit intangibles, books of business, and other intangible assets. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of customer accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.

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

The market price of our common stock as reported on NASDAQ is subject to constant change during business trading hours. We expect that the market price of Mid Penn common stock will continue to fluctuate and there can be no assurance about the stability or trend of market prices for Mid Penn common stock. Stock price volatility, particularly with a stock like ours with lower trading volumes than larger financial services companies, may make it difficult for investors to resell their Mid Penn common stock when they want and at times or prices that they find attractive. Mid Penn’s stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include those described elsewhere in this entire "Risk Factors" section, in this document, and our other filings with the SEC.

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

Although Mid Penn and the Bank are regulated by governmental agencies, Mid Penn common stock is not a deposit account or other obligation of the Bank or any other bank and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, any other governmental entity or by any other public or private entity. Investment in Mid Penn common stock is inherently risky for the reasons described elsewhere in this "Risk Factors" section, in this document, and our other filings with the SEC. Mid Penn common stock is also subject to the same market forces that affect the price of

MID PENN BANCORP, INC.
common stock in any other publicly traded company. As a result, investors who acquire Mid Penn common stock may lose some or all of their investment.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The Bank owns a building in Harrisburg, Pennsylvania, located at 2407 Park Drive, which serves as the Corporation’s headquarters. The Bank also owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as the Bank’s headquarters. Additionally, the Bank owns one building in Halifax, Pennsylvania that serves as an operational support facility and one building in Harrisburg, Pennsylvania that serves as corporate administrative and operational support offices. Administrative space is also leased in Pottsville, Lancaster, Clearfield and Chambersburg, Pennsylvania. As of December 31, 2022, the Bank’s retail office network was comprised of 43 full-service retail locations. The Bank owned 24 of those locations and leased 19 locations.
All real estate owned by Mid Penn is free and clear of encumbrances. Mid Penn’s leases expire at various dates through the year 2039 and generally include options to renew. For additional information regarding the lease commitments, See "Note 7 - Leases", within Item 8, Notes to Consolidated Financial Statements.
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

MID PENN BANCORP, INC.
Transfer Agent: Computershare, Attn: Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170. Phone: 1-800-368-5948.
Number of Shareholders: As of March 1, 2023, there were approximately 2,200 shareholders of record of Mid Penn’s common stock.
Dividends: Mid Penn’s dividend payout philosophy looks to provide reasonable quarterly cash returns to shareholders while still retaining sufficient earnings to finance future growth and maintain sound capital levels. The declaration of cash dividends on Mid Penn’s common stock is at the discretion of its Board of Directors, and any decision to declare a dividend is based on a number of factors, including, but not limited to, earnings, prospects, financial condition, regulatory capital levels, applicable covenants under any credit agreements and other contractual restrictions, Pennsylvania law, federal and Pennsylvania bank regulatory law, and other factors deemed relevant.
Dividend Reinvestment and Stock Purchases: Shareholders of Mid Penn may acquire additional shares of common stock by reinvesting their cash dividends under the Dividend Reinvestment Plan without paying a brokerage fee. Voluntary cash contributions may also be made under the Plan. For additional information about the Plan, contact the Transfer Agent.
Annual Meeting: The Annual Meeting of the Shareholders of Mid Penn is expected to be held virtually at 10:00 a.m. on Tuesday, May 9, 2023.
Accounting, Auditing and Internal Control Complaints: Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website: www.midpennbank.com
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: In 2020, Mid Penn announced the adoption of a treasury stock repurchase program ("Repurchase Program") authorizing the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock, which represents approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022. The Repurchase Program was extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. Under the Repurchase Program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Repurchase Program became effective March 19, 2020 and is authorized to continue through March 19, 2023, unless otherwise extended by Mid Penn’s Board of Directors.
The Repurchase Program may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Repurchase Program does not obligate Mid Penn to repurchase any shares.
As of December 31, 2022, Mid Penn had repurchased 208,343 shares of common stock at an average price of $23.42 per share under the Repurchase Program. There were no share repurchases during the fourth quarter of 2022. The Repurchase Program had $10.1 million remaining available for repurchase as of December 31, 2022.
Securities Authorized for Issuance under Equity Compensation Plans: Information regarding the Corporation’s equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

MID PENN BANCORP, INC.
Stock Performance Graph
(1) Comprised of commercial banks with total assets ranging between $2.3 billion and $9.5 billion.
In accordance with the rules of the SEC, this section, captioned "Stock Performance Graph," is not incorporated by reference into any of our future filings made under the Securities Exchange Act of 1934 or the Securities Act of 1933. The Stock Performance Graph, including its accompanying table and footnotes, is not deemed to be soliciting material or to be filed under the Exchange Act or the Securities Act.
ITEM 6. [RESERVED]

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this document may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mid Penn or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "estimate," and similar expressions are intended to identify such forward-looking statements. Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:
•the effects of future economic conditions on Mid Penn, the Bank, its nonbank subsidiaries, and their markets and customers;
•governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•business or economic disruption from national or global epidemic or pandemic events;
•the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, the value of investment securities, and interest rate protection agreements;
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
•impacts of the capital and liquidity requirements imposed by bank regulatory agencies;
•the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, Financial Accounting Standards Board, the SEC, and other accounting and reporting standard setters;
•the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;
•technological changes;
•our ability to implement business strategies, including our acquisition strategy;
•our ability to successfully expand our franchise, including acquisitions or establishing new offices at favorable prices;
•our ability to successfully integrate any banks, companies, offices, assets, liabilities, customers, systems and management personnel we acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;
•potential goodwill impairment charges, or future impairment charges and fluctuations in the fair values of reporting units or of assets in the event projected financial results are not achieved within expected time frames;
•our ability to attract and retain qualified management and personnel;
•results of regulatory examination and supervision processes;
•the failure of assumptions underlying the establishment of reserves for loan losses, the assessment of potential impairment of investment securities, and estimations of values of collateral and various financial assets and liabilities;
•our ability to maintain compliance with the listing rules of NASDAQ;
•our ability to maintain the value and image of our brand and protect our intellectual property rights;
•volatility in the securities markets;
•disruptions due to flooding, severe weather, or other natural disasters or Acts of God;
•acts of war, terrorism, or global military conflict;
•supply chain disruption; and
•the factors described in Item 1A of this Annual Report.
All written or oral forward-looking statements attributable to Mid Penn are expressly qualified in their entirety by these cautionary factors.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s Consolidated Financial Statements from the view of management and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K. The comparability of the results of operations for the year ended 2022, compared to 2021 and 2020, in general, have been materially impacted by the Riverview Acquisition, which closed on November 30, 2021. For comparative purposes, some 2021 and 2020 balances have been reclassified to conform to the 2022 presentation. Such reclassifications had no impact on net income available to common shareholders or shareholders’ equity.
Mid Penn is not aware of any current trends, events, uncertainties or any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on Mid Penn’s or the Bank’s liquidity, capital resources, or operations.
Executive Overview
Mid Penn is a financial holding company incorporated in August 1991 in the Commonwealth of Pennsylvania.
Mid Penn generates the majority of its revenues through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is fully taxable-equivalent basis ("FTE") net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for loan losses, non-interest expenses and income taxes.
The following table presents a summary of the Corporation's earnings and selected performance ratios:

	December 31,
	2022	2021	2020
Net Income	$54,806	$29,319	$26,209
Diluted EPS	$3.44	$2.71	$3.10
Dividends Declared	$0.80	$0.79	$0.82
Return on average assets	1.22%	0.83%	0.95%
Return on average equity	10.98%	8.91%	8.57%
Net interest margin (1)	3.59%	3.30%	3.48%
Non-performing assets to total assets	0.21%	0.22%	0.52%
Net charge-off to average loans	(0.002)%	0.068%	0.015%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
Financial Highlights
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the year ended December 31, 2022 was $54.8 million or $3.44 per common share basic and diluted, compared to earnings of $29.3 million or $2.71 per common share basic and diluted for the year ended December 31, 2021. The results for the year ended December 31, 2022 were favorably impacted by loan growth, an increase in net interest margin, noninterest income growth and the Riverview Acquisition. The year ended December 31, 2022 included the recognition of $3.8 million of Paycheck Protection Program ("PPP") loan processing fees generated as a result of Mid Penn’s participation in the PPP compared to $22.0 million for the year ended December 31, 2021. These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the Small Business Administration or the borrowers otherwise pay down principal prior to a loan’s stated maturity. The year ended December 31, 2021 also include merger and acquisition expenses of $3.1 million and

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
post-acquisition restructuring expenses totaling $9.9 million resulting from the Riverview Acquisition, which was announced on June 30, 2021 and legally closed on November 30, 2021.
•Net Interest Income
◦Net Interest Margin - For the year ended December 31, 2022, Mid Penn’s FTE net interest margin was 3.59% versus 3.30% for the year ended December 31, 2021. The Federal Reserve’s Federal Open Market Committee ("FOMC") increased rates seven times during 2022. The yield on interest-earning assets increased 28 basis point(s) ("bp") in 2022 compared to 2021 and the rate on interest-bearing liabilities decreased 3 bp in 2022 compared to 2021.
◦Loan Growth - Total loans, net of unearned income, as of December 31, 2022 were $3.5 billion compared to $3.1 billion as of December 31, 2021, an increase of $409.7 million, or 13.2%. The loan growth occurred primarily within Mid Penn’s commercial real estate loan portfolio.
◦Deposit Growth - Total deposits decreased $223.7 million, or 5.6%, from $4.0 billion at December 31, 2021, to $3.8 billion at December 31, 2022. The decrease in total deposits was primarily due to the strategic decision to allow higher cost time deposits obtained through the Riverview Acquisition to run-off during the year.
•Asset Quality - Mid Penn’s allowance for loan losses at December 31, 2022 was $19.0 million, or 0.54% of total loans, as compared to $14.6 million, or 0.47% of total loans at December 31, 2021.
◦Net Recoveries/Charge-offs - Mid Penn had net loan recoveries of $60 thousand and net loan charge-offs of $1.7 million for the years ended December 31, 2022 and 2021, respectively.
◦Non-performing assets - Total non-performing assets were $9.3 million at December 31, 2022, a decrease compared to non-performing assets of $10.5 million at December 31, 2021.
◦Provision for loan losses - The provision for loan losses was $4.3 million for the year ended December 31, 2022 compared to $2.9 million for the year ended December 31, 2021. The increase was primarily the result of loan growth.
•Noninterest Income - Noninterest income totaled $23.7 million for the year ended December 31, 2022, a $2.1 million, or 9.9%, increase compared to the year ended December 31, 2021. The growth was primarily attributable to the Riverview Acquisition.
•Noninterest Expense - Noninterest expense totaled $99.8 million, an increase of $8.7 million, or 9.6%, compared to noninterest expense of $91.1 million for the year ended December 31, 2021. Most noninterest expense items increased primarily as a result of the Riverview Acquisition.
•Borrowings paid downs - During 2022, Mid Penn paid off $76.8 million of long-term debt and redeemed a total of $16.8 million of subordinated debt and trust preferred securities.
•Share Repurchases - Mid Penn repurchased 109,891 shares during 2022 at an average price per share of $26.91 under its share repurchase program.
•Business Combinations
◦As announced on Form 8-K filed on December 20, 2022, Mid Penn entered into an Agreement and Plan of Merger with Brunswick Bancorp, pursuant to which Brunswick will merge with and into Mid Penn,

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
with Mid Penn being the surviving corporation in the Merger. This transaction is expected to close in the second quarter of 2023.
◦On December 30, 2022, Mid Penn purchased the assets, in a business combination, of Managing Partners, Inc., an independent insurance agency that serviced the Central Pennsylvania area.
Critical Accounting Estimates
Mid Penn’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and conform to general practices within the banking industry. Application of certain principles involves significant judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and estimates used in applying these principles are based on historical experiences and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and estimates that have been made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the reported results of operations.
Management of the Corporation considers the accounting judgments relating to the allowance for loan losses to be the accounting area that requires the most subjective and complex judgments.
Allowance for loan losses ("allowance") - The allowance represents management’s estimate of probable incurred credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of quantitative estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience adjusted for subjectively determined qualitative factors, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Consolidated Balance Sheet.
The allowance includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties not reflected in the quantitative models. Qualitative adjustments include and consider changes in national, regional and local economic and business conditions, an assessment of the lending environment, including underwriting standards and other factors affecting credit quality and inherent risks in the loan portfolio. It should be noted that this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, the amounts and timing of expected cash flows on impaired loans and leases, the value of collateral, estimated losses on consumer loans and residential mortgages and the relevance of historical loss experience. All of these factors may be susceptible to significant change.
While management uses the best information known to it in order to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either local,regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, the estimates of the allowance for loan losses have provided adequate coverage against actual losses incurred.

The allowance for loan losses was $19.0 million as of December 31, 2022, an increase of $4.4 million, or 29.9%, compared to $14.6 million as of December 31, 2021. The increase was primarily the result of loan growth during 2022.
Results of Operations
Net Interest Income
Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities. Interest and average rates in the table below are presented on a fully taxable-equivalent basis ("FTE"). Tax-equivalent adjustments were calculated using a statutory corporate tax rate of 21% for the years ended December 31, 2022, 2021 and 2020. For purposes of calculating loan yields, average loan balances include non-accrual loans. Loan fees of $8.4 million, $25.5 million and $15.8 million are included with loan interest income in the following table for the years ended December 31, 2022, 2021, and 2020, respectively. During the years ended December 31, 2022,

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
2021, and 2020, Mid Penn recognized $3.8 million, $22.0 million and $13.1 million of PPP fees, respectively, which are included in loan fees.
Average balances, effective interest differential and interest yields for the years ended December 31:

	Average Balances, Income and Interest Rates on a Taxable-Equivalent Basis
	2022			2021			2020
(Dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS:
Interest Bearing Balances	$26,633	$69	0.26%	$15,916	$13	0.08%	$3,593	$39	1.09%
Investment Securities:
Taxable	500,156	11,663	2.33	124,692	2,257	1.81	112,636	2,524	2.24
Tax-Exempt	78,039	1,895	2.43	57,361	1,420	2.48	49,410	1,276	2.58
Total Investment Securities	578,195	13,558	2.34	182,053	3,677	2.02	162,046	3,800	2.35

Federal Funds Sold	311,989	1,826	0.59	567,647	809	0.14	135,243	497	0.37
Loans, Net	3,217,282	150,636	4.68	2,539,074	119,082	4.69	2,247,002	103,871	4.62
Restricted Investment in Bank Stocks	6,045	289	4.78	7,351	345	4.69	6,554	360	5.49
Total Interest-earning Assets	4,140,144	166,378	4.02	3,312,041	123,926	3.74	2,554,438	108,567	4.25

Cash and Due from Banks	63,608			38,517			33,485
Other Assets	272,422			169,946			170,506
Total Assets	$4,476,174			$3,520,504			$2,758,429

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,051,605	$3,847	0.37%	$688,595	$2,330	0.34%	$538,385	$3,423	0.64%
Money Market	1,040,762	5,277	0.51	842,107	3,157	0.37	605,552	4,072	0.67
Savings	355,229	193	0.05	218,546	237	0.11	186,132	346	0.19
Time	524,944	4,827	0.92	451,277	5,603	1.24	443,607	8,558	1.93
Total Interest-bearing Deposits	2,972,540	14,144	0.48	2,200,525	11,327	0.51	1,773,676	16,399	0.92

Short-term borrowings	11,914	441	3.70	153,850	539	0.35	106,233	371	0.35
Long-term debt	23,344	352	1.51	75,483	821	1.09	66,609	999	1.50
Subordinated debt and trust preferred securities	70,583	2,830	4.01	47,116	2,067	4.39	38,740	1,958	5.05
Total Interest-bearing Liabilities	3,078,381	17,767	0.58	2,476,974	14,754	0.60	1,985,258	19,727	0.99

Noninterest-bearing Demand	848,991			684,022			659,554
Other Liabilities	49,864			30,433			24,037
Shareholders' Equity	498,938			329,075			305,929
Total Liabilities & Shareholders' Equity	$4,476,174			$3,520,504			$2,974,778

Net Interest Income (taxable-equivalent basis)		$148,611			$109,172			$88,840
Taxable Equivalent Adjustment		(778)			(604)			(632)
Net Interest Income		$147,833			$108,568			$88,208

Total Yield on Earning Assets			4.02%			3.74%			4.25%
Rate on Supporting Liabilities			0.58			0.60			0.99
Average Interest Spread			3.44			3.15			3.26
Net Interest Margin			3.59			3.30			3.48
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
This table and the discussion that follows is based on FTE amounts. Volume analysis of changes in net interest income as of December 31:

	Years ended December 31, 2022 vs. December 31, 2021			Years ended December 31, 2021 vs. December 31, 2020
	Increase (decrease)			Increase (decrease)
(Dollars in thousands)	Volume	Rate (1)	Net	Volume	Rate (1)	Net
INTEREST INCOME:
Interest Bearing Balances	$9	$47	$56	$134	$(160)	$(26)
Investment Securities:
Taxable	6,796	2,610	9,406	270	(537)	(267)
Tax-Exempt	512	(37)	475	205	(61)	144
Total Investment Securities	7,308	2,573	9,881	475	(598)	(123)

Federal Funds Sold	(364)	1,381	1,017	1,589	(1,277)	312
Loans, Net	31,808	(254)	31,554	13,501	1,710	15,211
Restricted Investment Bank Stocks	(61)	5	(56)	44	(59)	(15)
Total Interest Income	38,700	3,752	42,452	15,743	(384)	15,359

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	1,228	289	1,517	955	(2,048)	(1,093)
Money Market	745	1,375	2,120	1,591	(2,506)	(915)
Savings	148	(192)	(44)	60	(169)	(109)
Time	915	(1,691)	(776)	148	(3,103)	(2,955)
Total Interest-Bearing Deposits	3,036	(219)	2,817	2,754	(7,826)	(5,072)

Short-term Borrowings	(497)	399	(98)	166	2	168
Long-term Debt	(567)	98	(469)	133	(301)	(168)
Subordinated Debt	1,030	(267)	763	423	(324)	99
Total Interest Expense	3,002	11	3,013	3,476	(8,449)	(4,973)

NET INTEREST INCOME	$35,698	$3,741	$39,439	$12,267	$8,065	$20,332
(1) The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column. Tax-exempt income is shown on a tax equivalent basis using a statutory corporate tax rate of 21% for the years ended December 31, 2022, 2021 and 2020.
For the year ended December 31, 2022, Mid Penn’s FTE net interest margin was 3.59% versus 3.30% for the year ended December 31, 2021 and 3.48% for the year ended December 31, 2020. During 2022, FTE net interest income increased $39.4 million, or 36.1%, compared to 2021. Interest income increased $38.7 million as the result of a $955.7 million, or 27.1%, increase in average interest-earning assets in 2022 compared to 2021 and increased $3.8 million as the result of a 28 bp increase in the yield on interest-earning assets in 2022 compared to 2021. The growth in average interest-earning assets and average interest-bearing liabilities was primarily the result of the the Riverview Acquisition. The increase in the yield on interest-earning assets was the result of a combination of excess cash being re-deployed into higher yielding loans and investment securities and the increases in the federal fund rates during 2022. The FOMC has increased rates seven times during 2022.
Average total loans, net, increased $678.2 million, or 26.7%, contributing $31.8 million to the increase in interest income. The yield on average total loans, net, decreased from 4.69% for 2021 to 4.68% for 2022. The slight decrease in the yield was the result of the recognition of $22.0 million of PPP loan processing fees generated in 2021 compared to $3.8 million received in 2022, which were included in FTE interest income, mostly offset by increases as of result of the higher interest rate environment during 2022. The PPP loan processing fees were a result of Mid Penn’s participation in the PPP, and are

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
recognized into interest income over the term of the respective loan (most have a 24-month maturity), or sooner if the loans are forgiven by the Small Business Administration ("SBA") or the borrowers otherwise pay down principal prior to a loan’s stated maturity.
Total average investment securities increased $396.1 million, contributing $7.3 million to the increase in FTE interest income, the average yield investment securities increased 33 bps, contributing $2.6 million to the increase in FTE interest income.
Interest expense for 2022 increased by $3.0 million or 20.4% when compared to 2021. The cost of interest-bearing liabilities decreased to 0.58% in 2022 from 0.60% in 2021 and 0.99% in 2020. The rate on total interest-bearing deposits decreased to 0.48% in 2022 from 0.51% in 2021 and 0.92% in 2020. The 3 bp decrease in the rate on interest-bearing liabilities was primarily a result of a lag in the repricing of deposits early in the year, as well as the strategic decision to allow higher cost time deposits obtained through the Riverview Acquisition to run-off, partially offset by an increase of $3.0 million in interest expense due to the $772.0 million, or 35.1%, increase in interest-bearing deposits compared to the same period of 2021.
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
Provision for Loan Losses
The provision for loan losses is the expense necessary to maintain the allowance for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. Mid Penn’s provision for loan losses is based upon management’s monthly reviews of the loan portfolio throughout the year. The purpose of the monthly reviews is to assess loan quality, identify impaired loans, analyze delinquencies, ascertain loan growth, evaluate actual and potential charge-offs and recoveries, assess general economic conditions in the markets we serve, and determine appropriate loan loss provisions to maintain an adequate allowance.
For the year ended December 31, 2022, the provision for loan losses was $4.3 million, an increase of 46.0% compared to a provision for loan losses of $2.9 million for the year ended December 31, 2021. The provision for loan losses for the year ended December 31, 2021 was $1.3 million, or 29.9%, lower than the $4.2 million provision for loan losses for the year ended December 31, 2020. The allowance for loan losses and the related provision reflect Mid Penn’s continued application of the incurred loss method for estimating credit losses as Mid Penn was not required to adopt the current expected credit loss ("CECL") accounting standard, until January 1, 2023.
For the year ended December 31, 2022, Mid Penn had net recoveries of $60 thousand compared to net charge-offs of $1.7 million and $333 thousand for the years ended December 31, 2021 and 2020, respectively. A summary of charge-offs and recoveries of loans and the provision for loan losses is shown in the table below.
Mid Penn expects an increase to the allowance for credit losses ("ACL"), including the reserves for unfunded commitments, is probable to the total credit loss reserve as of December 31, 2022 upon adoption of CECL on January 1, 2023. The one-time increase will be recorded, net of tax, as an adjustment to retained earnings effective January 1, 2023.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the analysis of the allowance for loan losses:

	Years ended December 31,
(In Thousands)	2022	2021	2020
Balance, beginning of year	$14,597	$13,382	$9,515
Loans charged off:
Commercial and industrial	1	866	45
Commercial real estate	7	1,044	258
Commercial real estate - construction	—	23	7
Residential mortgage	25	13	4
Home equity	1	—	58
Consumer	97	42	—
Total loans charged off	131	1,988	372

Recoveries on loans previously charged off:
Commercial and industrial	13	13	3
Commercial real estate	128	207	1
Commercial real estate - construction	24	8	2
Residential mortgage	2	11	3
Home equity	2	—	3
Consumer	22	19	27
Total loans recovered	191	258	39

Net (recoveries) charge-offs	(60)	1,730	333
Provision for loan losses	4,300	2,945	4,200
Balance, end of year	$18,957	$14,597	$13,382

Net (recoveries) charge-offs to average loans	(0.002)%	0.068%	0.015%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Noninterest income and variance analysis as of December 31:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020	$ Variance 2022 vs. 2021	% Variance 2022 vs. 2021
Income from fiduciary and wealth management activities	$5,071	$2,494	$1,694	$2,577	103.3%
ATM debit card interchange income	4,362	2,688	1,960	1,674	62.3
Service charges on deposits	2,078	991	637	1,087	109.7
Mortgage banking income	1,607	10,314	9,682	(8,707)	(84.4)
Mortgage hedging income	1,471	64	167	1,407	N/M
Net gain on sales of SBA loans	262	969	442	(707)	(73.0)
Earnings from cash surrender value of life insurance	1,013	358	301	655	183.0
Net gain on sales of investment activities	—	79	467	(79)	(100.0)
Other income	7,793	3,576	2,558	4,217	117.9
Total Noninterest Income	$23,657	$21,533	$17,908	$2,124	9.9%
N/M - Not Meaningful
For the year ended December 31, 2022, noninterest income totaled $23.7 million, an increase of $2.1 million or 9.9%, compared to noninterest income of $21.5 million for the year ended December 31, 2021. Income from fiduciary and wealth management activities, ATM debit card interchange income, service charges on deposits and earnings from cash surrender value of life insurance increased primarily as a result of the Riverview Acquisition.
In addition to increases as a result of the Riverview Acquisition, growth in income from fiduciary and wealth management activities was attributable to favorable increases in trust assets under management and increased sales of retail investment products.
Mortgage banking income decreased $8.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Mortgage loan originations and secondary-market loan sales and gains slowed during 2022 as a result of increases in interest rates. As a result of mortgage rate increases and an increase in property values driven by supply shortfalls and high liquidity levels among buyers, the mortgage loan refinancing market slowed and purchase money mortgage originations have slowed relative to the lending volumes experienced during 2021.
Mortgage hedging income was $1.5 million for the year ended December 31, 2022 compared to $64 thousand for the same period in 2021. The increase was the result of a hedging program related to mortgage derivative activities that Mid Penn did not participate in during the majority of 2021.
Other income increased $4.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in other income was primarily driven by activities related to the Riverview Acquisition, increases in insurance commissions and higher volumes of letter of credit fees.
For details on the variances of noninterest income for the year ended December 31, 2021 compared to the year ended December 31, 2020 refer to the "Noninterest Income" section of the Management's Discussion and Analysis in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Noninterest expense and variance analysis as of December 31:

	Years Ended December 31,
(In Thousands)	2022	2021	2020	$ Variance 2022 vs. 2021	% Variance 2022 vs. 2021
Salaries and employee benefits	$52,601	$41,711	$37,758	$10,890	26.1%
Software licensing and utilization	7,524	6,332	5,286	1,192	18.8
Occupancy expense, net	6,900	5,527	5,505	1,373	24.8
Equipment expense	4,493	3,101	2,910	1,392	44.9
Shares tax	2,786	800	—	1,986	N/M
Legal and professional fees	2,761	1,979	1,665	782	39.5
ATM/card processing	2,139	1,053	819	1,086	103.1
Intangible amortization	2,012	1,180	1,398	832	70.5
FDIC assessment	1,594	1,888	1,680	(294)	(15.6)
Charitable contributions qualifying for State tax credits	1,033	1,432	1,342	(399)	(27.9)
Mortgage banking profit-sharing expense	178	2,571	2,004	(2,393)	(93.1)
(Gain) loss on sale or write-down of foreclosed assets, net	(133)	(25)	333	(108)	N/M
Merger and acquisition expense	294	3,067	—	(2,773)	(90.4)
Post-acquisition restructuring expense	329	9,880	—	(9,551)	N/M
Other expenses	15,332	10,610	9,877	4,722	44.5
Total Noninterest Expense	$99,843	$91,106	$70,577	8,737	9.6%
N/M - Not Meaningful
For the year ended December 31, 2022, noninterest expense totaled $99.8 million, an increase of $8.7 million, or 9.6%, compared to noninterest expense of $91.1 million for the year ended December 31, 2021. Most noninterest expense items increased primarily as a result of the Riverview Acquisition as discussed in further detail below.
Salaries and employee benefits were $52.6 million for the year ended December 31, 2022, an increase of $10.9 million, or 26.1%, compared to the year ended December 31, 2021. The increase was attributable to the retail staff additions at the seven retail locations added through the Riverview Acquisition, the retention of various Riverview team members through the completion of the systems integration, which occurred on March 4, 2022, and the addition of wealth management professionals, commercial lending professionals, and other staff additions in alignment with Mid Penn’s core banking and non-banking growth initiatives.
Software licensing and utilization costs were $7.5 million for the year ended December 31, 2022, an increase of $1.2 million, or 18.8%, compared to $6.3 million for the year ended December 31, 2021. The increase is a result of additional costs to license the additional Riverview branches, upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management, and increases in certain core processing fees as our customer base and transaction volume continue to grow.
Both occupancy and equipment expenses increased $1.4 million, or 24.8% and 44.9%, respectively, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increases were driven by the facility operating costs and increased depreciation expense for building, furniture, and equipment, respectively, associated with the Riverview Acquisition.
Shares tax totaled $2.8 million for the year ended December 31, 2022, a $2.0 million increase compared to the year ended December 31, 2021 due to the increase in shareholders' equity, primarily a result of a stock offering completed in 2021 and the Riverview Acquisition.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
ATM/card processing expenses were $2.1 million for the year ended December 31, 2022, an increase of $1.1 million as a result of an increase in transaction volume resulting from the accounts assumed in the Riverview Acquisition.
Intangible amortization increased from $1.2 million during the year ended December 31, 2021 to $2.0 million during the year ended December 31, 2022 as a result of the customer list and core deposit intangible assets added from the Riverview Acquisition.
For the year ended December 31, 2021, merger and acquisition expenses were $3.1 million and included investment banking fees, merger-related legal expenses, and other professional fees for advisory, valuation, and consulting services associated with the Riverview Acquisition. Similar expenses totaling $294 thousand were incurred during the year ended December 31, 2022 related to the MPI Acquisition and the announcement of the Brunswick Bancorp Acquisition. For additional information on these two acquisitions, see "Note 2 - Business Combinations", within Item 8, Notes to Consolidated Financial Statements.
Post-acquisition and restructuring expenses were $9.9 million for the year ended December 31, 2021 compared to $329 thousand for the year ended December 31, 2022. The total of these expenses during 2022 primarily consisted of contract termination fees related to the Riverview Acquisition. The total of these expenses during 2021 was comprised of $7.6 million of termination fees and severance costs, and $2.3 million related to the December 7, 2021 announcement of a Retail Network Optimization Plan under which the Bank announced its intention to close 16 of its retail locations throughout its expanded footprint. The branch closures occurred on or about March 4, 2022. As a result of this announcement, and in accordance with GAAP, Mid Penn reclassified the assets associated with these retail locations to held for sale totaling $3.9 million as of December 31, 2021.
Other expenses increased $4.7 million from $10.6 million for the year ended December 31, 2021, to $15.3 million for the year ended December 31, 2022. Several categories within other expense increased primarily as a result of the Riverview Acquisition and also organic growth, including marketing, telephone, postage, courier, payroll processing, employee travel costs, and director fees. In addition, the year ended December 31, 2022 contained an impaired asset write-off of $664 thousand, representing the disposal of certain fixed assets and leasehold improvements from Riverview offices not being retained.
For details on the variances of noninterest expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 refer to the "Noninterest Expense" section of the Management's Discussion and Analysis in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Income Taxes
The provision for income taxes was $12.5 million during the year ended December 31, 2022, an increase of $5.8 million compared to $6.7 million for the same period in 2021. The provision for income taxes for the year ended December 31, 2022 reflects an effective combined Federal and state tax rate ("ETR") of 18.6%, compared to an ETR of 18.7% for the year ended December 31, 2021. The ETR is generally lower than the federal statutory rate of 21% due to tax-exempt interest income earned on tax-free municipal securities, loans, and the impact of certain merger-related expenses which are nondeductible for Federal tax purposes.
Financial Condition
Mid Penn’s total assets were $4.5 billion as of December 31, 2022, reflecting a decrease of $191.5 million, or 4.1%, compared to total assets of $4.7 billion as of December 31, 2021. Included in total assets as of December 31, 2022 are $2.6 million of PPP loans, net of deferred fees. Comparatively, as of December 31, 2021, Mid Penn had $111.3 million of PPP loans outstanding, net of deferred fees.
Investment Securities
Mid Penn’s portfolio of held-to-maturity ("HTM") securities, recorded at amortized cost, increased $70.2 million to $399.5 million as of December 31, 2022, as compared to $329.3 million as of December 31, 2021. Mid Penn’s total available-for-sale ("AFS") securities portfolio increased $175.0 million from $62.9 million at December 31, 2021 to $237.9 million at

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
December 31, 2022. During 2022, Mid Penn re-deployed excess cash into higher yielding investment securities and also increased its investment securities for both strategic portfolio and asset liability management objectives.
At December 31, 2022, the unrealized loss on AFS investment securities resulted in a decrease in shareholders’ equity of $19.1 million (comprised of a gross unrealized loss on securities of $24.1 million net of a deferred income tax benefit of $5.1 million). At December 31, 2021, the unrealized loss on AFS investment securities resulted in a decrease in shareholders’ equity of $254 thousand (comprised of a gross unrealized loss on securities of $322 thousand net of a deferred income tax benefit of $68 thousand). Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. Mid Penn’s investment portfolio includes both held-to-maturity securities and available-for-sale securities. The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost) as of December 31, 2022:

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of December 31, 2022	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$—	—%	$28,057	2.99%	$6,857	3.00%	$—	—%
Mortgage-backed U.S. government agencies	—	—%	—	—%	$5,627	2.52%	$161,288	3.02%
State and political subdivision obligations	—	—%	—	—%	1,247	2.21%	2,292	2.52%
Corporate debt securities	250	1.50%	11,808	4.59%	20,452	4.43%	—	—
	$250	1.50%	$39,865	3.46%	$34,183	3.75%	$163,580	3.01%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$—	—%	$51,578	2.31%	$172,194	1.98%	$21,899	2.18%
Mortgage-backed U.S. government agencies	—	—%	1,648	3.02%	10,760	2.83%	38,302	1.97%
State and political subdivision obligations	2,745	2.27%	31,560	2.56%	31,334	2.21%	21,486	2.54%
Corporate debt securities	1,000	2.89%	4,046	2.92%	10,942	3.19%	—	—%
	$3,745	2.44%	$88,832	2.44%	$225,230	2.11%	$81,687	2.17%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Loans
The following table presents the ending balance of loans outstanding, by type, as of December 31:

	2022		2021		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial and industrial	$596,042	17.0%	$619,562	20.0%	$(23,520)	(3.8)%
Commercial real estate	2,052,934	58.3	1,668,142	53.5	384,792	23.1
Commercial real estate - construction	441,246	12.6	372,734	12.0	68,512	18.4
Residential mortgage	305,386	8.7	323,223	10.4	(17,837)	(5.5)
Home equity	110,835	3.2	110,306	3.6	529	0.5
Consumer	7,676	0.2	10,429	0.5	(2,753)	(26.4)
	$3,514,119	100.0%	$3,104,396	100.0%	$409,723	13.2%
Total loans, net of unearned income, as of December 31, 2022 were $3.5 billion compared to $3.1 billion as of December 31, 2021, an increase of $409.7 million. The $23.5 million, or 3.8%, decrease in commercial and industrial loans was the result of PPP loan forgiveness partially offset by organic growth. Commercial real estate loans totaled $2.5 billion as of December 31, 2022, a 22.2% increase compared to $2.0 billion as of December 31, 2021. Residential mortgage and consumer loan categories both experienced a decrease in demand in 2022 as rates and housing costs increased.
The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area of the Pennsylvania counties of Berks, Blair, Bucks, Centre, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Lycoming, Montgomery, Northumberland, Perry, Schuylkill and Westmoreland. Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no significant concentration of credit to any one borrower. The Bank’s highest concentration of credit by loan type is in commercial real estate.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of December 31, 2022	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$10,061	$221,628	$133,931	$231,465	$597,085
Commercial real estate	52,894	313,093	909,276	786,419	2,061,682
Commercial real estate, construction	135,890	192,048	53,882	59,425	441,245
Residential mortgage	8,562	24,796	106,045	152,149	291,552
Home equity	2,856	14,249	36,771	57,183	111,059
Consumer	195	2,560	1,136	2,989	6,880
	$210,458	$768,374	$1,241,041	$1,289,630	$3,509,503

Rate Sensitivity
Predetermined rate
Commercial and industrial	$4,488	$174,552	$44,670	$12,534	$236,244
Commercial real estate	29,093	236,425	154,881	18,479	438,878
Commercial real estate, construction	55,312	87,470	2,436	6,795	152,013
Residential mortgage	8,256	20,339	66,482	91,095	186,172
Home equity	1,120	5,516	20,588	2,742	29,966
Consumer	139	2,225	1,136	234	3,734
Floating or adjustable rate
Commercial and industrial	5,573	47,076	89,260	218,931	360,840
Commercial real estate	23,801	76,668	754,395	767,940	1,622,804
Commercial real estate, construction	80,578	104,578	51,447	52,630	289,233
Residential mortgage	306	4,457	39,563	61,054	105,380
Home equity	1,736	8,733	16,183	54,441	81,093
Consumer	56	335	—	2,755	3,146
	$210,458	$768,374	$1,241,041	$1,289,630	$3,509,503
Credit Quality, Credit Risk, and Allowance for Loan Losses
Other than as described herein, Mid Penn does not believe there are current significant credit-related trends, events or uncertainties relating to its loan portfolio that are reasonably expected to have a material impact on future results of operations, liquidity, or capital resources. Mid Penn recognizes that the effects of current and past economic conditions and other unfavorable business conditions, including inflation, may eventually adversely influence certain borrowers’ abilities to comply with their repayment terms. Mid Penn regularly monitors the financial strength of its borrowers, including those at higher risk of credit stress from the economic effects of COVID-19 or inflation, and does not engage in practices which may be used to artificially shield certain borrowers from the negative economic or business cycle effects that may compromise their ability to repay. Mid Penn does not normally structure construction loans with interest reserve components or perform commercial real estate or other type of loan workouts whereby an existing loan was restructured into multiple new loans. Also, Mid Penn does not extend loans at maturity solely due to the existence of guarantees, without recognizing the credit as impaired. While the existence of a guarantee may be a mitigating factor in determining the proper level of allowance once impairment has been identified, the guarantee does not affect the impairment analysis.
Allowance for Loan Losses
Mid Penn has maintained the allowance for loan losses in accordance with Mid Penn’s portfolio credit risk and potential loss assessment process, which took into consideration the risk characteristics of the loan portfolio, shifting collateral

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
values, and the assessment of other relevant qualitative factors from December 31, 2022 to December 31, 2021. The allowance for loan losses as a percentage of total loans was 0.54% at December 31, 2022 compared to 0.47% at December 31, 2021.
The following table represents non-performing assets as of:

	December 31,
(Dollars in thousands)	2022	2021	2020
Non-performing Assets:
Non-accrual loans	$8,195	$9,547	$15,047
Accruing troubled debt restructured loans	390	435	463
Total non-performing loans	8,585	9,982	15,510

Foreclosed real estate	43	—	134
Total non-performing assets	8,628	9,982	15,644
	—
Accruing loans 90 days or more past due	654	515	—
Total risk elements	$9,282	$10,497	$15,644

Non-performing loans as a percentage of total loans outstanding	0.24%	0.32%	0.65%

Non-performing assets as a percentage of total loans outstanding and other real estate	0.25%	0.32%	0.66%

Non-accrual loans as a percentage of total loans	0.23%	0.31%	0.63%

Allowance for loan losses as a percentage of total loans	0.54%	0.47%	0.56%

Allowance for loan losses as a percentage of non-accrual loans	231.33%	152.90%	88.93%

Ratio of allowance for loan losses to non-performing loans	220.82%	146.23%	86.28%

Allowance for loan losses as a percentage of non-performing assets	219.72%	146.23%	85.54%
Mid Penn assesses a specific allocation for both commercial loans and commercial real estate loans prior to partially or fully charging off the loan. If a partial charge off is taken, the remaining balance remains a non-performing loan with the original terms and interest rate intact and is not treated as a restructured credit. Total non-performing assets were $8.6 million at December 31, 2022, a decrease compared to non-performing assets of $10.0 million at December 31, 2021.
As of December 31, 2022, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. For discussion of troubled debt restructured loans see "Note 4 - Loans and Allowance for Loan Losses", within Item 8, Notes to Consolidated Financial Statements.
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
discounted cash flow ("DCF") method would indicate no operating income is available to add to the respective loan’s collateral position; therefore, most impaired loans are deemed to be collateral dependent.
Mid Penn had loans with an aggregate balance of $8.6 million which were deemed by management to be impaired at December 31, 2022, including $3.7 million in loans from previous acquisitions which were acquired with credit deterioration. Of the $4.9 million of impaired loan relationships excluding the loans acquired with credit deterioration, $2.3 million were commercial real estate relationships, $1.2 million were commercial and industrial relationships, $1.1 million were residential relationships, and $285 thousand were home equity relationships. As of December 31, 2022, there were specific loan loss reserve allocations of $801 thousand against the commercial and industrial relationships, $64 thousand against the commercial real estate relationships and $22 thousand against home equity relationships. Management currently believes that the specific reserves are adequate to cover probable future losses related to these relationships.
The allowance for loan losses is maintained at a level believed to be adequate by management to provide for probable losses inherent in the loan portfolio, however, determination of the allowance is inherently subjective, as it requires estimates and consideration of the above-noted qualitative factors which may be susceptible to significant change. Changes in these estimates may impact the provisions charged to expense in future periods.
The allocation of the allowance for loan losses are summarized as follows:

	December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial and industrial	$4,593	24.2%	$3,439	23.6%	$3,066	22.9%
Commercial real estate	13,142	69.3	9,415	64.5	8,655	64.7
Commercial real estate, construction	—	0.0	38	0.3	134	1.0
Residential mortgage	658	3.5	459	3.1	429	3.2
Home equity	661	3.5	560	3.8	507	3.8
Consumer	29	0.2	2	0.0	1	0.0
Unallocated	(126)	4.6	684	4.6	590	4.4
	$18,957	100.0%	$14,597	100.0%	$13,382	100.0%
The allowance for loan losses at December 31, 2022 was $19.0 million, or 0.54% of total loans, compared to $14.6 million, or 0.47% of total loans, at December 31, 2021 and $13.4 million, or 0.56% of total loans, at December 31, 2020. The increase in the allowance balance was the result of loan growth during 2022, and one commercial relationship that was downgraded from substandard accrual to substandard non-accrual. Management continues to monitor the portfolio very closely.
Management believes, based on information currently available, that the allowance for loan losses of $19.0 million as of December 31, 2022 is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. See also the discussion in the "Provision for Loan Losses" section and see "Note 1- Summary of Significant Accounting Policies", within Item 8, Notes to Consolidated Financial Statements for additional information regarding the allowance for loan losses.
Deposits and Other Funding Sources
Mid Penn's primary source of funds are retail deposits from businesses, public funds depositors, and consumers in its market area. For the year ended December 31, 2022, deposits totaled $3.8 billion, a decrease of $223.7 million, or 5.6%. The decrease was primarily due to the strategic decision to allow higher cost time deposits obtained through the Riverview Acquisition to run-off during the year.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Average balances and average interest rates applicable to deposits by major classification for the years ended December 31:

	2022		2021		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$848,991	0.00%	$684,022	0.00%	$164,969	24.12%
Interest-bearing demand deposits	1,051,605	0.37	688,595	0.34	363,010	52.72
Money market	1,040,762	0.51	842,107	0.37	198,655	23.59
Savings	355,229	0.05	218,546	0.11	136,683	62.54
Time	524,944	0.92	451,277	1.24	73,667	16.32
	$3,821,531	0.37%	$2,884,547	0.39%	$936,984	32.48%

As of December 31, 2022, uninsured deposits were approximately $1.6 billion compared to $1.4 billion as of December 31, 2021. The maturities of the uninsured time deposits as of December 31, 2022 were as follows:

(In thousands)	2022
Three months or less	$17,159
Over three months to six months	25,793
Over six months to twelve months	50,348
Over twelve months	26,004
$119,304
Short-term borrowings as of December 31, 2022 totaled $102.6 million and consisted of FHLB overnight borrowings. Mid Penn had no short-term borrowings as of December 31, 2021. As of December 31, 2022, the Bank had long-term debt outstanding in the amount of $4.4 million compared to $81.3 million as of December 31, 2021. The Bank paid off $76.5 million of FHLB fixed rate advances during 2022.
Subordinated debt and trust preferred securities totaled $56.9 million as of December 31, 2022 compared to $74.3 million as of December 31, 2021. On August 8, 2022 Mid Penn redeemed $7.5 million aggregate principal amount of subordinated debt that was in the seventh year since issuance; as such, 60% of the principal balance of the notes would have been treated as Tier 2 capital for regulatory capital purposes as of December 31, 2022. In December of 2022, Mid Penn also redeemed the $9.3 million in subordinated debentures assumed as a result of the Riverview Acquisition. For details on the remaining subordinated debt, see "Note 11 - Subordinated Debt and Trust Preferred Securities", within Item 8, Notes to Consolidated Financial Statements.
Shareholders' Equity and Capital
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets. The detailed computation of Mid Penn’s regulatory capital ratios can be found in "Note 17 - Regulatory Matters", within Item 8, Notes to Consolidated Financial Statements. The greater the Corporation’s capital resources, the more likely it is to meet its cash obligations and absorb unforeseen losses. Capital management practices have been, and will continue to be, of paramount importance to the Corporation in support of both its regulatory capital requirements and its shareholders.
Shareholders’ equity increased $22.0 million, or 4.5%, to $512.1 million as of December 31, 2022 from $490.1 million as of December 31, 2021, primarily as result of net income and restricted stock activity partially offset by a $19.4 million increase in accumulated comprehensive loss, dividends declared of $12.7 million and share repurchases totaling $3.0 million.
For details on the change in shareholders' equity for the year ended December 31, 2021 compared to the year ended December 31, 2020 refer to the "Capital Resources" section of the Management's Discussion and Analysis in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2022 and 2021, as follows:

	2022	2021	Regulatory Minimum for Capital Adequacy
Total Risk-Based Capital (to Risk-Weighted Assets)	13.19%	14.60%	10.50%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	11.18	12.00	8.50
Common Equity Tier I (to Risk-Weighted Assets)	11.18	11.70	7.00
Tier I Leverage Capital (to Average Assets)	9.57	8.10	4.00
(1)Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 % required by the BASEL III framework.
Regulatory capital ratios for both Mid Penn and the Bank exceeded regulatory "well-capitalized" levels at both December 31, 2022 and December 31, 2021.
Liquidity
Mid Penn's asset-liability management policy addresses the management of Mid Penn's liquidity position and its ability to raise sufficient funds to meet deposit withdrawals, fund loan growth and meet other operational needs. In addition to its cash and equivalents, Mid Penn utilizes its investments as a source of liquidity, along with deposit growth and increases in borrowings. For additional information, see "Deposits and Other Funding Sources", which appears earlier in this discussion. Liquidity from investments is provided primarily through investment calls, sales of AFS securities, prepayments on mortgage-backed securities, and from investments and interest-bearing balances with maturities of one year or less.
The Bank can obtain funds from overnight borrowings, short-term borrowings, and long-term borrowings from the FHLB, up to the Bank’s maximum borrowing capacity with the FHLB, which was $1.6 billion at December 31, 2022. FHLB borrowings require the Bank to make certain restricted stock purchases in accordance with FHLB requirements. Borrowings with the FHLB are collateralized by certain qualifying loans and investment securities of the Bank. The Bank also has unused lines of credit with other correspondent banks amounting to $35.0 million at December 31, 2022.
Major sources of cash in 2022 came from the increase in short-term borrowings and net income. Short-term borrowings were used to help fund the loan growth. Major uses of cash in 2022 were the increase in the loan portfolio, purchase of investment securities, long-term debt repayment, subordinated debt redemption and trust preferred securities redemption. The consolidated statements of cash flow provide additional information.
Contractual Obligations
Mid Penn has substantial aggregate contractual obligations to make future cash payments as of December 31, 2022 as outlined below:

	Total	Payments Due by Period
(Dollars in thousands)		One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	$10,739	$2,170	$3,905	$2,351	$2,313
Finance lease obligation	4,461	217	511	520	3,213
Certificates of deposit	664,600	442,424	189,572	28,226	4,378
Long-term debt	1,323	339	720	260	4
Subordinated debt	56,941	—	—	—	56,941
	$738,064	$445,150	$194,708	$31,357	$66,849

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Details on expected maturities of investments, loans and deposits are presented in the above sections of Management's Discussion and Analysis. We are not aware of any other commitments or contingent liabilities which may have a material adverse impact on Mid Penn’s liquidity or capital resources.
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
Off-Balance Sheet Risk
Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures. As of December 31, 2022, commitments to extend credit amounted to $1.0 billion compared to $930.7 million as of December 31, 2021.
Mid Penn also issues standby letters of credit to its customers. The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers. Standby letters of credit increased to $57.2 million at December 31, 2022, from $55.6 million at December 31, 2021.
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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300, and 400 bp and decreased by 100 bp. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame;

however, actual results could vary significantly from the calculations prepared by management. At December 31, 2022, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.
The following table reflects the effect of hypothetical changes in interest rates:

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	0.24%	≥ -25%
300	0.21%	≥ -20%
200	0.20%	≥ -15%
100	0.13%	≥ -10%
(100)	1.83%	≥ -10%

MID PENN BANCORP, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.
Management Report on Internal Controls Over Financial Reporting
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2022, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, the Corporation’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Corporation’s internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Allison S. Johnson
Rory G. Ritrievi	Allison S. Johnson
President and	Chief Financial Officer
Chief Executive Officer	March 16, 2023
March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors
The allowance for loan losses as of December 31, 2022 was $19.0 million. As described in Notes 1 and 4 to the financial statements, the allowance for loan losses is established through a provision for loan loss and represents an amount which, in management’s judgement, will be adequate to absorb losses on existing loans.

The allowance for loan losses consists of specific and general components in the amounts of $0.9 million and $18.1 million, respectively. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors. These qualitative risk factors include changes in economic conditions, fluctuations in loan quality measures, changes in collateral values, changes in the experience of the lending staff and loan review systems, changes in lending policies and procedures (including underwriting standards), changes in the mix and volume of loans originated, the effect of other external factors, such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing loan portfolio, shifting industry or portfolio concentrations, and other relevant factors. The evaluation of the qualitative factor adjustments requires a significant amount of judgement by management and involves a high degree of subjectivity.

We identified the qualitative factor component of the allowance for loan losses as a critical audit matter as auditing the underlying qualitative factors required significant auditor judgment as the estimate determined by management is highly subjective and sensitive to changes in management assumptions.

Our audit procedures related to the qualitative factors included the following, among others:
•We obtained an understanding of the relevant controls related to management’s assessment and review of the qualitative factors, and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.
•We obtained an understanding of how management developed the estimates and related assumptions, including:
◦Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources.
◦Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Philadelphia, Pennsylvania
March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Mid Penn Bancorp, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 16, 2023 expressed an unqualified opinion.

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

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 16, 2023

MID PENN BANCORP, INC.	Consolidated Balance Sheets

	December 31,
(In thousands, except per share data)	2022	2021
ASSETS
Cash and due from banks	$53,368	$41,100
Interest-bearing balances with other financial institutions	4,405	146,031
Federal funds sold	3,108	726,621
Total cash and cash equivalents	60,881	913,752
Investment securities:
Held to maturity, at amortized cost (fair value $348,505 and $330,626)	399,494	329,257
Available for sale, at fair value	237,878	62,862
Equity securities available for sale, at fair value	430	500
Loans held for sale, at fair value	2,475	11,514
Loans, net of unearned interest	3,514,119	3,104,396
Less: Allowance for loan losses	(18,957)	(14,597)
Net loans	3,495,162	3,089,799

Premises and equipment, net	34,471	33,232
Bank premises and equipment held for sale	1,306	3,907
Operating lease right of use asset	8,798	9,055
Finance lease right of use asset	2,907	3,087
Cash surrender value of life insurance	50,674	49,661
Restricted investment in bank stocks	8,315	9,134
Accrued interest receivable	18,405	11,328
Deferred income taxes	13,674	10,779
Goodwill	114,231	113,835
Core deposit and other intangibles, net	7,260	9,436
Foreclosed assets held for sale	43	—
Other assets	41,550	28,287
Total Assets	$4,497,954	$4,689,425

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$793,939	$850,438
Interest-bearing transaction accounts	2,325,847	2,524,921
Time	658,545	626,657
Total Deposits	3,778,331	4,002,016

Short-term borrowings	102,647	—
Long-term debt	4,409	81,270
Subordinated debt and trust preferred securities	56,941	74,274
Operating lease liability	9,725	11,363
Accrued interest payable	2,303	1,791
Other liabilities	31,499	28,635
Total Liabilities	3,985,855	4,199,349

Shareholders' Equity:
Common stock, par value $1.00; 20,000,000 shares authorized; 16,094,486 issued at December 31, 2022 and 16,056,282 at December 31, 2021; 15,886,143 outstanding at December 31, 2022 and 15,957,830 at December 31, 2021	16,094	16,056
Additional paid-in capital	386,987	384,742
Retained earnings	133,114	91,043
Accumulated other comprehensive (loss) income	(19,216)	158
Treasury Stock, at cost; 208,343 and 98,452 shares at December 31, 2022 and December 31, 2021	(4,880)	(1,923)
Total Shareholders’ Equity	512,099	490,076
Total Liabilities and Shareholders' Equity	$4,497,954	$4,689,425
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2022	2021	2020
INTEREST INCOME
Loans, including fees	$150,256	$118,776	$103,507
Investment securities:
Taxable	11,952	2,602	2,884
Tax-exempt	1,497	1,122	1,008
Other interest-bearing balances	69	13	39
Federal funds sold	1,826	809	497
Total Interest Income	165,600	123,322	107,935
INTEREST EXPENSE
Deposits	14,144	11,327	16,399
Short-term borrowings	441	539	371
Long-term and subordinated debt	3,182	2,888	2,957
Total Interest Expense	17,767	14,754	19,727
Net Interest Income	147,833	108,568	88,208
PROVISION FOR LOAN LOSSES	4,300	2,945	4,200
Net Interest Income After Provision for Loan Losses	143,533	105,623	84,008
NONINTEREST INCOME
Fiduciary and wealth management	5,071	2,494	1,694
ATM debit card interchange	4,362	2,688	1,960
Service charges on deposits	2,078	991	637
Mortgage banking	1,607	10,314	9,682
Mortgage hedging	1,471	64	167
Net gain on sales of SBA loans	262	969	442
Earnings from cash surrender value of life insurance	1,013	358	301
Net gain on sales of investment activities	—	79	467
Other	7,793	3,576	2,558
Total Noninterest Income	23,657	21,533	17,908
NONINTEREST EXPENSE
Salaries and employee benefits	52,601	41,711	37,758
Software licensing and utilization	7,524	6,332	5,286
Occupancy, net	6,900	5,527	5,505
Equipment	4,493	3,101	2,910
Shares tax	2,786	800	583
Legal and professional fees	2,761	1,979	1,665
ATM/card processing	2,139	1,053	819
Intangible amortization	2,012	1,180	1,398
FDIC Assessment	1,594	1,888	1,680
Charitable contributions qualifying for State tax credits	1,033	1,432	1,342
Mortgage banking profit-sharing	178	2,571	2,004
(Gain) loss on sale or write-down of foreclosed assets, net	(133)	(25)	333
Merger and acquisition	294	3,067	—
Post-acquisition restructuring	329	9,880	—
Other	15,332	10,609	9,294
Total Noninterest Expense	99,843	91,105	70,577
INCOME BEFORE PROVISION FOR INCOME TAXES	67,347	36,051	31,339
Provision for income taxes	12,541	6,732	5,130
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$54,806	$29,319	$26,209

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$3.44	$2.71	$3.11
Diluted Earnings Per Common Share	$3.44	$2.71	$3.10
Weighted-average basic shares outstanding	15,912,877	10,806,009	8,439,427
Weighted-average diluted shares outstanding	15,934,635	10,819,579	8,443,092
The accompanying notes are an integral part of these Consolidated Financial Statements

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

	Years ended December 31,
(In Thousands)	2022	2021	2020
Net income	$54,806	$29,319	$26,209

Other comprehensive (loss) income:

Unrealized (losses) gains arising during the period on available for sale securities, net of income tax benefit (cost) of $5,070, $50 and ($131), respectively (1)	(19,072)	(190)	494

Reclassification adjustment for net gain on sales of available-for-sale securities included in net income, net of income tax benefit of $0, $17 and $98, respectively (1), (2)	—	(62)	(369)

Change in defined benefit plans, net of income tax benefit (cost) of $78, ($136) and $134, respectively (1), (3)	(294)	511	(503)

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax benefit $2, $12 and $6, respectively (1), (4)	(8)	(44)	(22)

Total other comprehensive (loss) income	(19,374)	215	(400)

Total comprehensive income	$35,432	$29,534	$25,809
(1)The income tax impacts of the components of other comprehensive income are calculated using the 21% statutory tax rate for 2022, 2021 and 2020.
(2)Amounts are included in net gain on sales of investment securities on the Consolidated Statements of Income as a separate component within total noninterest income.
(3)The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(4)The reclassification adjustment for defined benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within the total noninterest income. See "Note 14 - Postretirement Benefit Plans", to the Consolidated Financial Statements for more information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2020	8,480,938	$8,481	$178,159	$50,891	$343	$—	$237,874

Net income	—	—	—	26,209	—	—	26,209
Total other comprehensive loss, net of taxes	—	—	—	—	(400)	—	(400)
Common stock cash dividends declared - $0.82 per share	—	—	—	(6,925)	—	—	(6,925)
Repurchased stock (92,652 shares)	—	—	—	—	—	(1,795)	(1,795)
Employee Stock Purchase Plan	8,005	8	147	—	—	—	155
Director Stock Purchase Plan	8,121	8	148	—	—	—	156
Restricted stock activity	14,771	15	399	—	—	—	414
Balance, December 31, 2020	8,511,835	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688

Net income	—	—	—	29,319	—	—	29,319
Total other comprehensive income, net of taxes	—	—	—	—	215	—	215
Common stock cash dividends declared - $0.79 per share	—	—	—	(8,451)	—	—	(8,451)
Common shares issued through follow-on public offering, net of underwriting discounts and offering expenses (1)	2,990,000	2,990	67,248	—	—	—	70,238
Common stock issued to Riverview shareholders (2)	4,519,776	4,520	137,672	—	—	—	142,192
Repurchased stock (5,800 shares)	—	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan	6,066	6	166	—	—	—	172
Director Stock Purchase Plan	4,771	5	130	—	—	—	135
Restricted stock activity	23,834	23	673	—	—	—	696
Balance, December 31, 2021	16,056,282	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076

Net income	—	—	—	54,806	—	—	54,806
Total other comprehensive loss, net of taxes	—	—	—	—	(19,374)	—	(19,374)
Common stock cash dividends declared - $0.80 per share	—	—	—	(12,735)	—	—	(12,735)
Riverview restricted stock (3)	—	—	776	—	—	—	776
Repurchased stock (109,891 shares)	—	—	—	—	—	(2,957)	(2,957)
Employee Stock Purchase Plan	7,152	7	193	—	—	—	200
Director Stock Purchase Plan	5,876	6	159	—	—	—	165
Restricted stock activity	25,176	25	1,117	—	—	—	1,142
Balance, December 31, 2022	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099

(1)Shares issued in offering were net of expenses of $4.6 million.
(2)Shares issued on November 30, 2021 as a result of the acquisition of Riverview Financial Corporation ("Riverview"). See "Note 2 - Business Combinations", to the Consolidated Financial Statements for more information.
(3)Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(In thousands)	Years ended December 31,
	2022	2021	2020
Operating Activities:
Net Income	$54,806	$29,319	26,209
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,300	2,945	4,200
Depreciation	4,283	3,316	3,204
Amortization of intangibles	2,012	1,180	1,398
Net amortization of security discounts/premiums	729	636	782
Noncash operating lease expense	1,755	1,698	1,670
Operating right of use asset abandonment	—	1,348	—
Amortization of finance lease right of use asset	180	180	180
Loss (gain) on sales of investment securities	—	(79)	(467)
Earnings on cash surrender value of life insurance	(1,013)	(358)	(301)
Mortgage loans originated for sale	(138,611)	(316,849)	(356,158)
Proceeds from sales of mortgage loans originated for sale	149,257	341,155	348,756
Gain on sale of mortgage loans	(1,607)	(10,314)	(9,682)
SBA loans originated for sale	(5,310)	(10,890)	(6,487)
Proceeds from sales of SBA loans originated for sale	5,571	11,859	6,929
Gain on sale of SBA loans	(262)	(969)	(442)
(Gain) loss on disposal or write-down of property, plant, and equipment	(254)	(105)	242
(Gain) loss on sale or write-down of foreclosed assets	(133)	(25)	333
Gain on sale of bank premises and equipment held for sale	(797)	—	—
Write-off of bank premises and equipment held for sale	705	—	—
Accretion of subordinated debt	(555)	—	—
Stock compensation expense	1,142	696	414
Deferred income tax benefit	2,262	484	(1,367)
Fair value adjustment on equity investments	70	—	—
Loss on sale of premises and equipment held for sale	1,989	—	—
(Increase) decrease accrued interest receivable	(7,080)	3,562	(5,007)
Increase in other assets	(13,261)	(4,321)	(1,971)
Increase (decrease) in accrued interest payable	510	(655)	(201)
Decrease in operating lease liability	(3,136)	(1,781)	(1,714)
Increase in other liabilities	2,439	13,867	3,549
Net Cash Provided By Operating Activities	59,991	65,899	14,069

Investing Activities:
Proceeds from the sale of available-for-sale securities	—	5,178	101,739
Proceeds from the maturity or call of available-for-sale securities	14,574	2,856	8,538
Purchases of available-for-sale securities	(213,976)	(65,192)	(78,542)
Proceeds from the maturity or call of held-to-maturity securities	14,942	42,416	107,583
Purchases of held-to-maturity securities	(85,664)	(243,987)	(100,029)
Stock dividends of FHLB and other bank stock	289	345	360
Reduction (purchases) of restricted investment in bank stock	530	324	(3,052)
Net cash (paid) received from acquisition	(901)	315,287	—
Net (increase) decrease in loans	(411,800)	115,367	(623,153)
Purchases of bank premises and equipment	(4,249)	(3,497)	(3,685)
Proceeds from the sale of premises and equipment	220	62	65
Proceeds from the sale of foreclosed assets	242	212	1,264
Net cash paid on branch sale	(18,918)	—	—
Net Cash (Used In) Provided by Investing Activities	(704,711)	169,371	(588,912)

Financing Activities:
Net (decrease) increase in deposits	(202,607)	446,045	562,186
Proceeds from long-term debt	—	—	70,000

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

Common stock dividends paid	(12,735)	(8,872)	(6,504)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	364	307	311
Proceeds from follow-on common stock public offering (1)	—	70,238	—
Treasury stock purchased	(2,957)	(128)	(1,795)
Riverview restricted stock (2)	776	—	—
Net change in finance lease liability	(90)	(87)	(83)
Net change in short-term borrowings	102,647	(125,617)	125,617
Long-term debt repayment	(76,771)	(258)	(27,705)
Subordinated debt redemption and trust preferred securities	(16,778)	(6,870)	(9,640)
Subordinated debt issuance	—	—	27,150
Net Cash (Used In) Provided By Financing Activities	(208,151)	374,758	739,537

Net (decrease) increase in cash and cash equivalents	(852,871)	610,028	164,694
Cash and cash equivalents, beginning of period	913,752	303,724	139,030
Cash and cash equivalents, end of period	$60,881	$913,752	$303,724

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$17,255	$14,970	$19,928
Cash paid for income taxes	7,552	6,950	7,740

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$—	$1,944	$385
Recognition of operating lease liabilities	1,498	1,944	370
Obsolete Riverview asset write-off	705	—	—
Loans transferred to foreclosed assets held for sale	152	53	1,535
Common Stock issued to Riverview shareholders	—	4,520	—
Dividends declared and not paid before year-end	—	—	421
Carrying value of assets sold in branch sale	2,159	—	—
Liabilities assigned in branch sale	21,076	—	—
Fair value of assets acquired in business combination, excluding cash (3)	—	905,847	—
Goodwill recorded	—	50,995	—
Goodwill measurement period adjustment	36	0	—
Liabilities assumed in business combination	—	1,129,937	—
(1)Shares issued in offering were net of expenses of $4.6 million.
(2)Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.
(3)This disclosure includes the impact of the acquisition of Riverview Financial Corporation on November 30, 2021. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 1 -     Summary of Significant Accounting Policies
Nature of Operations
Mid Penn Bancorp, Inc. ("Mid Penn" or the "Corporation"), through operations conducted by Mid Penn Bank (the "Bank") and its nonbank subsidiaries, engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans, and various types of time and demand deposits including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and IRAs. In addition, the Bank provides a full range of trust and wealth management services through its Trust Department. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.
Mid Penn also provides wealth management services, through its nonbank subsidiary MPB Wealth Management, LLC, and fulfills the insurance needs of both existing and potential customers through MPB Risk Services, LLC, doing business as MPB Insurance and Risk Management.
The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located in throughout Pennsylvania.
Basis of Presentation
For all periods presented, the accompanying Consolidated Financial Statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and four nonbank subsidiaries, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of December 31, 2022, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
On November 30, 2021, Mid Penn completed its acquisition of Riverview Financial Corporation ("Riverview"), pursuant to the previously announced Agreement and Plan of Merger dated as of June 30, 2021. On November 30, 2021, Riverview was merged with and into Mid Penn, with Mid Penn being the surviving corporation ("Riverview Acquisition"). See "Note 2 - Business Combinations", as well as the Corporation’s Current Report on Form 8-K filed on December 1, 2021, for more information.
The comparability of Mid Penn’s results of operations for the year ended December 31, 2022, compared to the years ended December 31, 2021 and 2020, in general, has been materially impacted by this acquisition, as further described in "Note 2 - Business Combinations", as well as events and legislation related to the Novel Coronavirus pandemic ("COVID-19") in 2021 and 2020. Certain amounts have been reclassified in the 2021 and 2020 Consolidated Financial Statements to conform to the 2022 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying Consolidated Financial Statements. All such adjustments are of a normal, recurring nature.
Mid Penn has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.
The accounting and reporting policies of Mid Penn conform with accounting principles generally accepted in the United States ("GAAP") and to general practice within the financial industry. Following is a description of the more significant accounting policies.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

MID PENN BANCORP, INC.
liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Material estimates subject to significant change include the allowance for loan losses, the expected cash flows and collateral values associated with impaired loans, the carrying value of other real estate owned ("OREO"), the fair value of financial instruments, business combination fair value computations, the valuation of goodwill and other intangible assets, stock-based compensation and deferred income tax assets.
Significant Group of Concentrations of Credit Risk - Most of the Corporation’s activities are with customers located within Pennsylvania. "Note 3 - Investment Securities" discusses the types of investment securities in which the Corporation invests. "Note 4 - Loans and Allowance for Loan Losses" discusses the types of lending that the Corporation engages in as well as loan concentrations. The Corporation does not have a significant concentration of credit risk with any one customer.
Fair Value Measurements - The Corporation uses estimates of fair value in applying various accounting standards for its consolidated financial statements on either a recurring or non-recurring basis. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The Corporation groups its assets and liabilities measured at fair value in three hierarchy levels, based on the observability and transparency of the inputs. These levels are as follows

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
Level 2 - Observable inputs other than level 1 inputs, including quoted prices for similar assets and liabilities, quoted prices for identical assets and liabilities in less active markets and other inputs that can be corroborated by observable market data; and
Level 3 - Unobservable inputs supported by limited or no market activity or data and inputs requiring significant management judgment or estimation; valuation techniques utilizing level 3 inputs include option pricing models, discounted cash flow models and similar techniques.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. It is the Corporations’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs in estimating fair value. Unobservable inputs are utilized in determining fair value estimates only to the extent that observable inputs are not available. The need to use unobservable inputs generally results from a lack of market liquidity and trading volume. Transfers between levels of fair value hierarchy are recorded at the end of the reporting period.
Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.
Restrictions on Cash and Due from Bank Accounts - The Bank is required by banking regulations to maintain certain minimum cash reserves. As of both December 31, 2022 and 2021, there was no cash reserve balances required to be maintained at the Federal Reserve Bank of Philadelphia because the Bank had sufficient vault cash available.
Debt Investment Securities - Mid Penn determines the classification of investment securities at the time of purchase. If Mid Penn has the intent and the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity ("HTM"). HTM investment securities are stated at amortized cost. Debt securities Mid Penn does not intend to hold to maturity are classified as available for sale ("AFS") and carried at estimated fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of applicable income taxes. Available for sale securities are a part of Mid Penn’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors. Management has elected to reclassify realized gains and losses from accumulated other comprehensive income when securities are sold on the trade date.
Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income over the period to maturity of the related security using

MID PENN BANCORP, INC.
the effective interest method. Realized gains or losses on the sale of securities are determined using the specific identification method.
Mid Penn reviews investment securities for impairment on a quarterly basis or more frequently if events and circumstances warrant. In order to determine if a decline in fair value below amortized cost represents other-than-temporary impairment ("OTTI"), management considers several factors, including but not limited to, the length of time and extent to which the fair value has been less than the amortized cost basis, the financial condition and near-term prospects of the issuer (considering factors such as adverse conditions specific to the issuer and the security and ratings agency actions) and the Corporation’s intent and ability to retain the investment in order to allow for an anticipated recovery in fair value.
Mid Penn recognizes OTTI of a debt security for which there has been a decline in fair value below amortized cost if (i) management intends to sell the security, (ii) it is more likely than not that Mid Penn will be required to sell the security before recovery of its amortized cost basis, or (iii) Mid Penn does not expect to recover the entire amortized cost basis of the security. The amount by which amortized cost exceeds the fair value of a debt security that is considered to have OTTI is separated into a component representing the credit loss, which is recognized in earnings, and a component related to all other factors, which is recognized in other comprehensive income (loss). The measurement of the credit loss component is equal to the difference between the debt security’s amortized cost basis and the present value of its expected future cash flows discounted at the security’s effective yield. If Mid Penn intends to sell the security, or if it is more likely than not it will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the amortized cost basis and fair value of the security.
Equity Securities - The Corporation reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income. As of December 31, 2022 and 2021, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $430 thousand and $500 thousand, respectively. No equity securities were sold during the years ended December 31, 2022, 2021 and 2020.
Federal Home Loan Bank ("FHLB") and Atlantic Community Bankers' Bank ("ACBB") Stock - The Bank is a member of the FHLB and the ACBB and is required to maintain an investment in the stock of the FHLB and ACBB. No market exists for these stocks, and the Bank’s investment can be liquidated only through redemption by the FHLB or ACBB, at the discretion of and subject to conditions imposed by the FHLB and ACBB. Historically, FHLB and ACBB stock redemptions have been at cost (par value), which equals the Corporation’s carrying value. The Corporation monitors its investment in FHLB and ACBB stock for impairment through review of recent financial results of the FHLB and ACBB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Corporation has not identified any indicators of impairment of FHLB or ACBB stock. During the years ended December 31, 2022, 2021, and 2020 dividends received from the FHLB totaled $289 thousand, $345 thousand, and $360 thousand respectively.
Investment in Limited Partnership - Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania. The carrying value of Mid Penn’s investment in the limited partnership was $58 thousand at December 31, 2022 and $102 thousand at December 31, 2021, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.
Mid Penn also owns a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania. The total investment in this limited partnership, net of amortization, was $5.2 million and $6.0 million on December 31, 2022 and December 31, 2021, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet. All of the units qualified for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment is $7.6 million, and the investment was fully funded within a three-year period beginning in 2018 and ending during the first quarter of 2021. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the cost amortization method which began upon commencement of operations of the facility in December 2019. The project was formally awarded $8.5 million in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2019 through November 2029. Mid Penn received low-income housing tax credits related to this project of $853 thousand for both tax years ended December 31, 2022 and 2021 and $74 thousand for the tax year ended December 31, 2020.

MID PENN BANCORP, INC.
Loans Held for Sale - During the third quarter of 2021, the Corporation made the election to measure mortgage loans held for sale at fair value. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the heading "Mortgage Banking Derivative Financial Instruments," below. The Corporation determines fair value for its mortgage loans held for sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the Consolidated Statements of Income. Interest income earned on mortgage loans held for sale is classified in interest income on the Consolidated Statements of Income.
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
Loans - Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances, net of an allowance for loan losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the loans using methods that approximate the level yield method. Interest income on loans is accrued based on the unpaid principal balance outstanding and the contractual terms of the loan agreements.
A substantial portion of the loan portfolio is comprised of commercial and real estate loans throughout Pennsylvania. The ability of the Corporation’s debtors to honor their contracts is dependent upon the general economic conditions of this area.
The loan portfolio is segmented into commercial and industrial loans, commercial real estate loans, commercial real estate – construction loans, residential mortgage loans, home equity loans and consumer loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to repay the loan through operating profitably and effectively growing its business. The Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the credit quality and cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee to add strength to the credit and reduce the risk on a transaction to an acceptable level; however, some short-term loans may be made on an unsecured basis to the most credit worthy borrowers. Commercial loans also include loans originated under the Paycheck Protection Program ("PPP"). These loans are underwritten and originated in accordance with program guidelines.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.
With respect to loans to developers and builders, the Corporation generally requires the borrower to have a proven record of success and an expertise in the building industry. Commercial real estate - construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Commercial real estate - construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Commercial real estate - construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project.
The Corporation’s non-real estate consumer loans are based on the borrower’s proven earning capacity over the term of the loan. The Corporation monitors payment performance periodically for consumer loans to identify any deterioration in the borrower’s financial strength. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff. This activity, coupled with a relatively small volume of consumer loans, minimizes risk.

MID PENN BANCORP, INC.
Acquired Loans - Loans that Mid Penn acquires in connection with business combinations are recorded at fair value with no carryover of predecessor institutions’ related allowance for loan losses. The balance of loans acquired at fair value and included in the balance of loans, net of unearned interest, on the Consolidated Balance Sheets totaled $768.5 million and $1.0 billion as of December 31, 2022 and December 31, 2021, respectively. Determining the fair value of acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
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
Acquired loans that met the criteria for impaired or non-accrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if Mid Penn expects to fully collect the new carrying value (i.e. fair value) of the loans established at the time of acquisition. As such, Mid Penn may no longer consider the loan to be non-accrual or non-performing at the date of acquisition and may accrue interest on these loans, including the impact of any accretable discount. In addition, charge-offs on such loans would be first applied to the nonaccretable difference portion of the fair value adjustment.
Non-accrual Loans - The Corporation classifies loans as past due when the payment of principal or interest is greater than 30 days delinquent based on the contractual next payment due date. The Corporation’s policies related to when loans are placed on non-accrual status conform to guidelines prescribed by regulatory authorities. Loans are placed on non-accrual status when it is probable that principal or interest is not fully collectible, or generally when principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on non-accrual status, interest receivable is reversed against interest income in the current period and amortization of any discount ceases. Interest payments received thereafter are applied as a reduction to the remaining principal balance unless management believes that the ultimate collection of the principal is likely, in which case payments are recognized in earnings on a cash basis. Loans are removed from non-accrual status when they become current as to both principal and interest and the collectability of principal and interest is no longer doubtful.
Generally, a non-accrual loan that is restructured remains on non-accrual for a reasonable period of time (generally, at least nine consecutive months) to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan.
Troubled Debt Restructuring ("TDR") - In certain situations, due to economic or legal reasons related to a borrower’s financial difficulties, the Corporation may grant a concession to the borrower for other than an insignificant period of time that it would not otherwise consider. At that time, the related loan is classified as a TDR and considered impaired. The concessions granted may include rate reductions, principal forgiveness, payment forbearance, extensions of maturity at

MID PENN BANCORP, INC.
rates of interest below those commensurate with the risk profile of the borrower, and other actions intended to minimize economic loss. A troubled debt restructured loan is generally placed on non-accrual status at the time of the modification unless the borrower has no history of missed payments for six months prior to the restructuring. If the borrower performs pursuant to the modified loan terms for at least six months and the remaining loan balance is considered collectible, the loan is returned to accrual status.
Section 4013 of the CARES Act provides financial institutions the opportunity to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) December 31, 2020. Section 541 of the Consolidated Appropriations Act of 2021, amended Section 4013 of the CARES Act to extend this relief to the earlier of (i) 60 days after the end of the national emergency proclamation or (ii) January 1, 2022.
Impaired Loans - Loans are considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreements. All impaired loans are reviewed individually for specific reserves on a monthly basis.
Allowance for Loan Losses - The allowance for credit losses consists of the allowance for loan losses ("allowance"), and the reserve for unfunded lending commitments. The allowance represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the Consolidated Balance Sheet. The reserve for unfunded lending commitments was $85 thousand and $72 thousand at December 31, 2022 and 2021, respectively.
The allowance is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged off to the allowance, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.
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
The unallocated component of the allowance for loan losses covers several considerations that are not specifically measurable through either the specific and general components. The unallocated component allocation recognizes the

MID PENN BANCORP, INC.
inherent imprecision in our allowance for loan loss methodology, or any alternative methodology, for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs, the fact that historical loss averages don’t necessarily correlate to future loss trends, and unexpected changes to specific-credit or general portfolio future cash flows and collateral values which could negatively impact unimpaired portfolio loss factors.
Mid Penn evaluates loans for charge-off on a monthly basis. Policies that govern the recommendation for charge-off are unique to the type of loan being considered. Commercial loans classified as substandard non-accrual, doubtful, having probable loss will first have a collateral evaluation completed in accordance with the guidance on impaired loans. Once the collateral evaluation has been completed, a specific allocation of allowance is made based upon the results of the evaluation. The remaining balance remains a non-performing loan with the original terms and interest rate intact (not restructured). In the event the loan is unsecured, the loan would have been charged-off at the recognition of impairment. Commercial real estate loans determined to be impaired will also have an initial collateral evaluation completed in accordance with the guidance on impaired loans. An updated real estate valuation is ordered and the collateral evaluation is modified to reflect any variations in value. A specific allocation of allowance is made for any anticipated collateral shortfall. The remaining balance remains a non-performing loan with the original terms and interest rate intact (not restructured). The process of charging off a residential mortgage loan begins when a loan becomes delinquent for 90 days and is not in the process of collection. The existing appraisal is reviewed and a lien search is obtained to determine lien position and any instances of intervening liens. A new appraisal of the property will be ordered if deemed necessary by management, and a collateral evaluation is completed. The loan will then be charged down to the value indicated in the evaluation. Non-residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, or earlier in the event of either bankruptcy or if there is an amount deemed uncollectible. The collateral shortfall of the consumer loan is recommended for charge-off at this point.
As noted above, Mid Penn assesses a specific allocation for commercial loans and commercial real estate loans. The remaining balance remains a non-performing loan with the original terms and interest rate intact (not restructured). In addition, Mid Penn takes a preemptive step when any commercial loan becomes classified under its internal classification system. A preliminary collateral evaluation, in accordance with the guidance on impaired loans, is prepared using the existing collateral information in the loan file. This process allows Mid Penn to review both the credit and documentation files to determine the status of the information needed to make a collateral evaluation. This collateral evaluation is preliminary, but allows Mid Penn to determine if any potential collateral shortfalls exist.
It is Mid Penn’s policy to obtain updated third-party collateral valuations on all impaired loans secured by real estate as soon as practically possible following the credit being classified as substandard non-accrual. Prior to receipt of the updated real estate valuation, Mid Penn will use any existing real estate valuation to determine any potential allowance issues; however, no allowance recommendation will be made until such time Mid Penn is in receipt of the updated valuation. The Asset Recovery department employs an electronic tracking system to monitor the receipt of and need for updated appraisals. To date, there have been no material time lapses noted with the above processes.
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
For impaired loans with no valuation allowance required, the independent third-party market valuations on the subject property obtained by Mid Penn as soon as practically possible following the credit being placed on non-accrual status sometimes indicates that the loan-to-value ratio is sufficient to obviate the need for a specific allocation in spite of significant deterioration in real estate values in Mid Penn’s primary market area. These circumstances are determined on a case-by-case analysis of the impaired loans.
Mid Penn actively monitors the values of collateral on impaired loans. This monitoring may require the modification of collateral values over time or changing circumstances by some factor, either positive or negative, from the original values. All collateral values will be assessed by management at least every twelve months for revaluation by an independent third party.

MID PENN BANCORP, INC.
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
Premises and Equipment - Land is carried at cost. Buildings, furniture, fixtures, equipment, land improvements, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Building assets are depreciated using an estimated useful life of five to fifty years. Furniture, fixtures, and equipment are depreciated using an estimated useful life of three to ten years. Land improvements are depreciated over an estimated useful life of ten to twenty years. Leasehold improvements are depreciated using an estimated useful life that is the lesser of the remaining life of the lease or ten to fifteen years. Maintenance and normal repairs are charged to expense when incurred, while major additions and improvements are capitalized. Gains and losses on disposals are reflected in current operations.
The Corporation reviews the carrying value of long-lived assets and certain identifiable intangibles for impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable, as prescribed by ASC Topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets".
Bank Premises and Equipment Held For Sale - Bank premises and equipment designated as held for sale are carried at the lower of cost or market value, and totaled $1.3 million and $3.9 million at December 31, 2022 and 2021, respectively. The balance at December 31, 2021 related to the December 7, 2021 announcement of a Retail Network Optimization Plan pursuant to which the Bank announced its intention to close certain retail locations throughout its expanded footprint. The branch closures occurred on about March 4, 2022. As of December 31, 2022, three properties remained for sale.
Foreclosed Assets Held for Sale - Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at their fair value less estimated disposition costs. When such assets are acquired, any shortfall between the loan carrying value and the estimated fair value of the underlying collateral less disposition costs is recorded as an adjustment to the allowance for loan losses while any excess is recognized in income. The Corporation periodically performs a valuation of the property held; any excess of carrying value over fair value less disposition costs is charged to earnings as impairment. Routine maintenance and real estate taxes are expensed as incurred.
Bank-Owned Life Insurance ("BOLI") - Mid Penn is the owner and beneficiary of BOLI policies on current and former Mid Penn directors, as well as BOLI policies acquired through the Phoenix, First Priority and Riverview acquisitions covering certain former Miners Bank, First Priority, and Riverview employees. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable. Increases in the cash surrender value of these policies

MID PENN BANCORP, INC.
are included in noninterest income in the Consolidated Statements of Income. The Corporation's BOLI policies are invested in general account and hybrid account products that have been underwritten by highly-rated third party insurance carriers.
Mid Penn is also party to certain Split-Dollar Life Insurance Arrangements, and in accordance with GAAP, has accrued a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and a liability for the future death benefit.
Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 31 of each year. The Corporation has one reporting unit, community banking, which includes the Bank, the Corporation’s wholly-owned banking subsidiary. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Bank did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 31, 2022.
Core deposit intangible ("CDI") is a measure of the value of checking and savings deposits acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed ten years. Significantly all CDI is amortized using the sum of the years digits method.
Customer list intangibles are a measure of the the inherent value of certain customer arrangements acquired in business combinations. The fair value of the customer list is based on the income approach which employs a present value analysis, which calculates the expected after-tax cash flow benefits of the net revenues generated by the acquired customers over the expected life of the acquired customers, discounted at a long-term market-oriented after-tax rate of return on investment. The value assigned to the acquired customers represents the future economic benefit from acquiring the customers (net of operating expenses). The customer list is amortized over a 20-year projection period, a sufficient time to capture the economic value of the customer list given an assumed customer attrition rate.
The Corporation evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required for the years ended December 31, 2022, 2021, or 2020.
Leases - Mid Penn leases certain premises and equipment and recognizes a right-of-use ("ROU") asset and a related lease liability for each distinct lease agreement. The lease ROU asset consists of the amount of the initial measurement of the lease liability, adjusted for any lease payments made to the lessor at or before the commencement date, minus any lease incentives received, and any initial direct costs incurred by the lessee (defined as costs of a lease that would not have been incurred had the lease not been executed). The related lease liability is equal to the present value of the future lease payments, discounted using the rate implicit in the lease (or if that rate cannot be readily determined, the lessee’s incremental borrowing rate). Given that the rate implicit in the lease is rarely available, all lease liability amounts are calculated using Mid Penn’s incremental borrowing rate at lease inception, on a collateralized basis, for a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.
Operating and finance lease ROU assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.
Operating lease expense, recognized as a component of occupancy expense on the Consolidated Statements of Income, consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis. Operating lease expense also includes variable lease payments not included in the lease liability, and any impairment of the ROU asset. Finance lease expense consists of the amortization of the ROU asset, recognized as a component of occupancy expense and interest expense on the lease liability, which is recorded as a component of other interest expense, both on the Consolidated Statements of Income.

MID PENN BANCORP, INC.
In assessing whether a contract contains a lease, Mid Penn reviews third-party agreements to determine if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration, and grants Mid Penn the right to both obtain substantially all of the economic benefits from the identified asset’s use and the direct the use of the identified asset throughout the term of the agreement.
Upon identification that a lease agreement exists, Mid Penn performs an assessment of the consideration to be paid related to the identified asset and quantifies both the lease components, consisting of consideration paid to transfer a good or service to Mid Penn and non-lease components, consisting of consideration paid for distinct elements of the contract that are not related to securing the use of the leased asset, such as property taxes, common area maintenance, utilities, and insurance.
Many of Mid Penn’s lease agreements include options to extend or renew contracts subsequent to the expiration of the initial lease term. Additionally, for leases that contain escalation clauses related to consumer or other price indices, Mid Penn includes the known lease payment amount as of the commencement date in the calculation of ROU assets and related lease liabilities. Subsequent increases in rental payments over the known amount at the commencement date due to increase in the indices will be expensed as incurred.
None of Mid Penn’s lease agreements include residual value guarantees or material variable lease payments. Mid Penn does not have material restrictions or covenants imposed by leases that would impact Mid Penn’s ability to pay dividends or cause Mid Penn to incur additional financial obligations.
Comprehensive Income - Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains and losses on securities available for sale arising during the period and reclassification adjustments for realized gains and losses on securities available for sale included in net income. Mid Penn has an unfunded noncontributory defined benefit plan for directors and other postretirement benefit plans covering full-time employees. These plans utilize assumptions and methods to calculate the fair value of plan assets and recognizing the overfunded and underfunded status of the plans on its Consolidated Balance Sheet. Gains and losses, prior service costs and credits are recognized in other comprehensive income (loss), net of tax, until they are amortized, or immediately upon curtailment.
Trust Assets and Income - Assets held by the Bank in a fiduciary or agency capacity for customers of the trust department of the Bank are not included in the Consolidated Financial Statements since such items are not assets of the Bank. Most trust income is recognized on the cash basis, which is not materially different than if it were reported on the accrual basis.
Revenue Recognition - Mid Penn recognizes revenue when earned based upon contractual terms, as transactions occur, or as related services are provided and collectability is reasonably assured. The largest source of revenue for Mid Penn is interest income. Noninterest income is earned from various banking and financial services that Mid Penn offers through its subsidiaries. In certain circumstances, noninterest income is reported net of associated expenses. Following is further detail on the various types of noninterest income Mid Penn earns and when it it recognized:
Interest Income - primarily recognized on an accrual basis according to loan agreements, investment securities contracts or other such written contracts.
Income from Fiduciary and Wealth Management Activities - consists of trust, wealth management, and investment management fee income, brokerage transaction fee income, and estate fee income. Trust, wealth management, and investment management fee income consists of advisory fees that are typically based on market values of clients’ managed portfolios and transaction fees for fiduciary services performed, both of which are recognized as earned. Brokerage transaction fee income includes advisory fees, which are recognized as earned on a monthly basis and transaction fees that are recognized when transactions occur. Payment is typically received in the following month. Estate fee income is recognized as services are performed over the service period, generally eighteen months.
ATM Debit Card Interchange Income - consists interchange fees earned when Mid Penn’s debit cards are processed through card payments networks. The interchange fee is calculated as a percentage of the total electronic funds transfer ("EFT") transaction plus a per-transaction fee, which varies based on the type of card

MID PENN BANCORP, INC.
used, the method used to process the EFT transaction, and the type of business at which the transaction was processed. Revenue is recognized daily as transactions occur and interchange fees are subsequently processed. Payment for interchange activity is received primarily daily, while some fees are aggregated and payment is received in the following month.
Service Charges on Deposits - consist of cash management, overdraft, non-sufficient fund fees and other service charges on deposit accounts. Revenue is primarily transactional and recognized when earned, which is at the time the respective initiating transaction occurs and the related service charge is subsequently processed. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the customers’ accounts.
Mortgage Banking Income - consists of gains or losses on the sale of residential mortgage loans and is recognized when the sale is completed.
Mortgage Hedging Income - relates to the changes in fair value of interest rate locks, forward mortgage loan sales commitments and hedging instruments on forward sales commitments.
Other Income - includes credit card royalties, check orders, letter of credit fees and merchant services income. These fees are primarily transactional, and revenue is recognized when transactions occur and the related services are subsequently processed. Payment is primarily received immediately or in the following month.
Mid Penn does not exercise significant judgements in the recognition of income, as typically income is not recognized until the performance obligation has been satisfied.
Income Taxes - Income tax expense is determined using the asset and liability method and consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense (benefit) is determined by recognizing deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Changes in tax rates on deferred tax assets and liabilities are recognized in income in the period that includes the enactment date.
A valuation allowance is established for deferred tax assets when management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. In making such determinations, the Corporation considers all available positive and negative evidence that may impact the realization of deferred tax assets. These considerations include future reversals of existing taxable temporary differences, projected future taxable income, and available tax planning strategies.
The Corporation files a consolidated federal income tax return including the results of its wholly-owned subsidiaries. The Corporation estimates income taxes payable based on the amount it expects to owe the various tax authorities (i.e., federal and state). Income taxes represent the net estimated amount due to, or to be received from, such tax authorities. In estimating income taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Corporation’s tax position. Although the Corporation uses the best available information to record income taxes, underlying estimates and assumptions can change over time as a result of unanticipated events or circumstances such as changes in tax laws and judicial guidance influencing its overall tax position.
An uncertain tax position is recognized only if it is more-likely-than-not to be sustained upon examination, including resolution of any related appeals or litigation process, based on the technical merits of the position. The amount of tax benefit recognized in the financial statements is the largest amount of benefit that is more than fifty percent likely to be sustained upon ultimate settlement of the uncertain tax position. If the initial assessment fails to result in recognition of a tax benefit, the Corporation subsequently recognizes a tax benefit if there are changes in tax law or case law that raise the likelihood of prevailing on the technical merits of the position to more-likely-than-not, the statute of limitations expires, or there is a completion of an examination resulting in a settlement of that tax year or position with the appropriate agency. The Corporation’s policy is to classify interest and penalties associated with income taxes within other expenses.

MID PENN BANCORP, INC.
The Corporation is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes it is no longer subject to income tax examinations for years prior to 2019.
Off-Balance Sheet Arrangements - The Corporation enters into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Substantially all of the commitments to extend credit are contingent upon customers maintaining specific credit standards until the time of loan funding. The Corporation decreases its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.
Standby letters of credit are written conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Corporation would be required to fund the commitment. The maximum potential amount of future payments the Corporation could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Corporation would be entitled to seek recovery from the customer. The Corporation’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.
Earnings per Common Share - The Corporation presents basic and diluted earnings per common share ("EPS") data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Corporation by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares comprised of restricted stock awards.
Treasury Stock - Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending upon the market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.
Derivative Financial Instruments
Loan-level Interest Rate Swaps - The Corporation offers certain derivative products directly to qualified commercial lending clients seeking to manage their interest rate risk. The Corporation economically hedges interest rate swap transactions to execute with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivative transactions executed as part of this program are not designed as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income. Because these derivatives have mirror-image contractual terms, in additional to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.
Mortgage Banking Derivative Financial Instruments - During the third quarter of 2021, Mid Penn began using mortgage banking derivative financial instruments as part of our overall strategy to manage exposure to market risk within our mortgage banking operations, primarily due to fluctuations in interest rates, and to reduce the risk of price volatility of loans in the commitment phase.
In connection with its mortgage banking activities, Mid Penn enters into interest rate lock commitments ("IRLCs") to extend credit to a mortgage applicant within a specified period of time, provided certain specified terms and conditions are met, and with both the interest rate and the maximum loan amount set prior to funding. This loan commitment binds Mid Penn (subject to approval of the loan) to fund the loan at the specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date. Outstanding IRLCs may expose Mid Penn to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of the commitment through the loan funding date or expiration date. The IRLC does not contractually obligate the borrower to close the loan, regardless of whether Mid Penn approves the loan.

MID PENN BANCORP, INC.
Mid Penn originates all mortgage loans with the intention that the loans will be held for sale in the secondary market. Mid Penn enters into forward mortgage loan sales commitments shortly after extending an IRLC to the borrower to mitigate interest rate risk related to the IRLC for mortgage loans originated for sale. Mid Penn enters into mortgage loan sales commitments as either a mandatory commitment, meaning that the loan must be delivered at an agreed-upon price within a specified timeframe, or a best-effort commitment, meaning that the loan will be delivered if and when it closes, with a price that is typically less favorable than a mandatory commitment and often with a large markup. If a mandatory commitment is not delivered within the agreed-upon timeframe or price point, Mid Penn would likely be required to "pair out" of the commitment and may be subject to a pair-off fee. In addition, Mid Penn enters into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale.
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
Recent Accounting Pronouncements
Accounting Standards Adopted
ASU No. 2020-04: The FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

The ASU provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Specifically, the guidance permits an entity, when certain criteria are met, to consider amendments to contracts made to comply with reference rate reform to meet the definition of a modification under GAAP. It further allows hedge accounting to be maintained and a one-time transfer or sale of qualifying HTM securities. The expedients and exceptions provided by the amendments were permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022. The Corporation applied the guidance during 2022 to any contract modifications made due to reference rate reform.
ASU No. 2022-06: The FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of Sunset Date of topic 848.
This update extends the sunset provision date of "ASU 2020-04" to December 31, 2024. ASU 2022-06 became effective for the Corporation upon issuance of ASU 2022-06. The Corporation does not expect ASU 2022-06 to have a material impact on its Consolidated Financial Statements.
Accounting Standards Pending Adoption
ASU 2016-13: The FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as further amended.
The ASU requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model, referred to as the current expected credit loss model ("CECL"). Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument.

MID PENN BANCORP, INC.
The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for purchased financial assets with a more-than insignificant amount of credit deterioration since origination ("PCD assets") should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance is added to the purchase price to determine the initial amortized cost basis, referred to as the gross up approach. The subsequent accounting for PCD assets is the same expected loss model described above.
Further, the ASU made certain targeted amendments to the existing impairment model for available-for-sale ("AFS") debt securities. For an AFS debt security for which there is neither the intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis. Certain incremental disclosures are required.
Subsequently, the FASB issued ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11 and ASU 2020-02 to clarify, improve, or defer the adoption of ASU 2016-13. In October 2019, the FASB issued ASU 2019-10 which deferred the implementation date of ASU 2016-13 for smaller reporting companies ("SRCs") until January 1, 2023. Mid Penn qualified as an SRC as of the date this guidance was issued; therefore, Mid Penn adopted this ASU effective January 1, 2023.
Mid Penn is continuing to validate the Corporation's CECL model and methodologies but expects an increase to the allowance for credit losses, which includes the reserves for unfunded commitments, as a result of the adoption of CECL. Based on current estimates, management estimates that this increase will be no greater than 200% of the total credit loss reserve as of December 31, 2022. This estimate is subject to change based on continuing refinement and validation of the model and methodologies.
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
For entities that have adopted the amendments in update 2016-13, the amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in update 2016-13, the effective dates for the amendments in this update are the same as the effective dates in Update 2016-13. The Corporation adopted this ASU effective January 1, 2023.
Note 2 -    Business Combinations
Riverview Financial Corporation Acquisition ("Riverview Acquisition")
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

MID PENN BANCORP, INC.
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
The acquisition of Riverview resulted in the recognition and recording of $51.0 million of goodwill, a core deposit intangible of $3.4 million, and a customer list intangible of $2.2 million. The core deposit intangible and customer list intangible will be amortized over a ten-year period using a sum of the years’ digits basis. The goodwill will not be amortized but will be measured annually for impairment or more frequently if circumstances require. See "Note 6 - Goodwill and Intangible Assets," for additional details.

MID PENN BANCORP, INC.
The allocation of the purchase price is as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$316,079
Investment securities	226
Restricted stock	2,209
Loans	837,505
Goodwill	51,031
Core deposit intangible	3,391
Customer list intangible	2,160
Bank owned life insurance	32,120
Premises and equipment	12,524
Deferred income taxes	7,116
Accrued interest receivable	1,919
Other assets	6,641
Total assets acquired	1,272,921
Liabilities assumed:
Deposits:
Noninterest-bearing demand	182,291
Interest-bearing demand	371,283
Money Market	152,365
Savings	176,294
Time	199,414
Long-term debt	6,500
Subordinated debt and trust preferred securities	36,308
Accrued interest payable	439
Other liabilities	5,043
Total liabilities assumed	1,129,937

Consideration paid	$142,984

Cash paid	$792
Fair value of common stock issued	142,192
Accounting Standards Codification ("ASC") Topic 805, Business Combinations, allows for adjustments to goodwill up to one year after the merger date for information that becomes available during this post-merger period that reflects circumstances at the date of merger. During 2022, the Corporation increased its goodwill $36 thousand to account for changes to the deferred income tax asset and current income tax receivable upon the completion of the Riverview final tax return.

MID PENN BANCORP, INC.
The following table summarizes the final estimated fair value of the assets acquired and liabilities and equity assumed in the Riverview transaction.

(In thousands)
Total purchase price (consideration paid)	$142,984

Net assets acquired:
Cash and cash equivalents	316,079
Investment securities	226
Restricted stock	2,209
Loans	837,505
Core deposit intangible	3,391
Customer list intangible	2,160
Bank owned life insurance	32,120
Premises and equipment	12,524
Deferred income taxes	7,116
Accrued interest receivable	1,919
Other assets	6,641
Deposits:
Noninterest-bearing demand	(182,291)
Interest-bearing demand	(371,283)
Money Market	(152,365)
Savings	(176,294)
Time	(199,414)
Long-term debt	(6,500)
Subordinated debt and trust preferred securities	(36,308)
Accrued interest payable	(439)
Other liabilities	(5,043)
Net assets acquired	91,953
Goodwill	$51,031
In general, factors contributing to goodwill recognized as a result of the Riverview acquisition included expected cost savings from combined operations, opportunities to expand into several new markets, and growth and profitability potential from the repositioning of short-term investments into higher-yielding loans. The goodwill acquired as a result of the Riverview Acquisition is not tax deductible.
The fair value of the financial assets acquired included loans receivable with a net amortized cost basis of $837.5 million. The table below illustrates the fair value adjustments made to the amortized cost basis in order to present a fair value of the loans acquired.

(In thousands)
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

(In thousands)
Contractually required principal and interest at acquisition	$5,591
Contractual cash flows not expected to be collected (nonaccretable discount)	(1,739)
Expected cash flows at acquisition	3,852
Interest component of expected cash flows (accretable discount)	(541)
Fair value of acquired loans	$3,311
The following table presents pro forma information as if the merger between Mid Penn and Riverview had been completed on January 1, 2020. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Riverview at the beginning of 2020. The supplemental pro forma earnings for the year ended December 31, 2020 exclude $3.1 million of merger related costs incurred by Mid Penn in 2021 related to the Riverview acquisition, and goodwill impairment of $24.8 million recognized by Riverview in 2020. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

	For the Year Ended December 31,
(In thousands, except per share data)	2021	2020
Net interest income after loan loss provision	$147,987	$116,989
Noninterest income	32,638	26,681
Noninterest expense	123,475	108,531
Net income	57,150	35,139
Net income per common share	3.73	2.72

Managing Partners, Inc. ("MPI Acquisition")
On December 30, 2022, Mid Penn purchased the assets of Managing Partners, Inc. in a business combination. Managing Partners Insurance was an independent insurance agency that serviced the Central Pennsylvania area. Goodwill totaling $360 thousand and a customer list with a fair market value of $541 thousand were booked as a result of this business combination. See "Note 6 - Goodwill and Intangible Assets," for additional details.
Brunswick Bancorp Acquisition ("Brunswick Acquisition")
On December 20, 2022, Mid Penn entered into an Agreement and Plan of Merger ("Merger Agreement") with Brunswick Bancorp ("Brunswick") pursuant to which Brunswick will merge with and into Mid Penn ("Merger"), with Mid Penn being the surviving corporation in the Merger. Upon consummation of the Merger, Brunswick Bank and Trust Company, a wholly-owned subsidiary of Brunswick, will be merged with and into Mid Penn Bank ("Bank Merger"), a wholly-owned subsidiary of Mid Penn, with Mid Penn Bank being the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved by the boards of directors of Mid Penn and Brunswick. See "Form 8-K filed on December 20, 2022," for additional details.

Under the terms of the Merger Agreement, shareholders of Brunswick will have the right to elect to receive, subject to adjustment and proration as described in the Merger Agreement, either (A) 0.598 shares of Mid Penn common stock or (B) Eighteen Dollars ($18.00) for each share of Brunswick common stock they own. It is expected that the Merger will be completed in the second quarter of 2023.

MID PENN BANCORP, INC.

Note 3 -    Investment Securities
The amortized cost and fair value on investment securities as of December 31 are as follows:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2022
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$36,528	$—	$1,614	$34,914
Mortgage-backed U.S. government agencies	185,993	—	19,078	166,915
State and political subdivision obligations	4,354	—	815	3,539
Corporate debt securities	35,467	—	2,957	32,510
Total available-for-sale debt securities	$262,342	$—	$24,464	$237,878

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$245,671	$—	$34,834	$210,837
Mortgage-backed U.S. government agencies	50,710	—	6,676	44,034
State and political subdivision obligations	87,125	—	8,345	78,780
Corporate debt securities	15,988	—	1,134	14,854
Total held-to-maturity debt securities	399,494	—	50,989	348,505
Total	$661,836	$—	$75,453	$586,383

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2021
Available-for-sale debt securities:
Mortgage-backed U.S. government agencies	$49,760	$3	$283	$49,480
State and political subdivision obligations	3,899	26	11	3,914
Corporate debt securities	9,525	—	57	9,468
Total available-for-sale debt securities	$63,184	$29	$351	$62,862
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$178,136	$26	$1,165	$176,997
Mortgage-backed U.S. government agencies	61,157	440	272	61,325
State and political subdivision obligations	75,958	2,305	27	78,236
Corporate debt securities	14,006	133	71	14,068
Total held-to-maturity debt securities	329,257	2,904	1,535	330,626
Total	$392,441	$2,933	$1,886	$393,488
Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, adjusted for differences between the quoted instruments and the instruments being valued. See "Note 13 - Fair Value Measurement", for more information on the fair value of investment securities.
Investment securities having a fair value of $338.8 million at December 31, 2022, and $244.8 million at December 31, 2021, were pledged primarily to secure public fund deposits. Mid Penn also obtains letters of credit from the Federal Home Loan Bank of Pittsburgh ("FHLB") to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $189.0 million as of December 31, 2022 and $450.9 million as of December 31, 2021.

MID PENN BANCORP, INC.
The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2022	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	19	$34,914	$1,614	—	$—	$—	19	$34,914	$1,614
Mortgage-backed U.S. government agencies	69	131,879	11,876	24	35,036	7,202	93	166,915	19,078
State and political subdivision obligations	6	2,521	671	2	1,018	144	8	3,539	815
Corporate debt securities	12	25,063	2,153	4	4,196	804	16	29,259	2,957
Total available-for-sale debt securities	106	194,377	16,314	30	40,250	8,150	136	234,627	24,464

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	54	84,946	10,093	91	125,891	24,741	145	210,837	34,834
Mortgage-backed U.S. government agencies	40	13,866	1,071	24	30,168	5,605	64	44,034	6,676
State and political subdivision obligations	185	73,735	7,413	18	4,616	932	203	78,351	8,345
Corporate debt securities	4	5,721	317	5	5,182	817	9	10,903	1,134
Total held-to-maturity debt securities	283	178,268	18,894	138	165,857	32,095	421	344,125	50,989
Total	389	$372,645	$35,208	168	$206,107	$40,245	557	$578,752	$75,453

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2021	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. government agencies	24	$45,476	$283	—	$—	$—	24	$45,476	$283
State and political subdivision obligations	2	1,168	11	—	—	—	2	1,168	11
Corporate debt securities	4	4,943	57	—	—	—	4	4,943	57
Total available-for-sale securities	30	51,587	351	—	—	—	30	51,587	351

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	91	149,425	1,165	—	—	—	91	149,425	1,165
Mortgage-backed U.S. government agencies	24	39,995	272	—	—	—	24	39,995	272
State and political subdivision obligations	17	5,302	25	1	255	2	18	5,557	27
Corporate debt securities	6	6,928	71	—	—	—	6	6,928	71
Total held to maturity securities	138	201,650	1,533	1	255	2	139	201,905	1,535
Total	168	$253,237	$1,884	1	$255	$2	169	$253,492	$1,886
Management evaluates securities for other-than-temporary impairment at least on quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer. In addition, for debt securities, Mid Penn considers whether management has the intent to sell the security, it is more likely than not that management will be required to sell the security prior to its anticipated recovery, and whether management expects to recover the entire amortized cost basis. For equity securities, management considers the intent and ability to hold securities until recovery of unrealized losses.
At December 31, 2022 and 2021, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.
Mid Penn had no securities considered by management to be other-than-temporarily impaired as of December 31, 2022 and December 31, 2021, and did not record any securities impairment charges in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be other-than-temporarily impaired as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.

MID PENN BANCORP, INC.
The following table presents information related to gross realized gains and losses on sales of AFS securities:

	For the year ended December 31,
(In thousands)	2022	2021	2020
Gross realized gains	$—	$79	$479
Gross realized losses	—	—	(12)
Net gains	$—	$79	$467
The table below illustrates the maturity distribution of investment securities at amortized cost and fair value at December 31, 2022.

(In thousands)	Available-for-sale		Held-to-maturity
December 31, 2022	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$250	$250	$3,745	$3,719
Due after 1 year but within 5 years	41,289	39,865	87,184	81,927
Due after 5 years but within 10 years	31,942	28,555	214,469	183,635
Due after 10 years	2,868	2,293	43,386	35,190
	76,349	70,963	348,784	304,471
Mortgage-backed securities	185,993	166,915	50,710	44,034
	$262,342	$237,878	$399,494	$348,505
Note 4 -    Loans and Allowance for Loan Losses
Mid Penn’s loan portfolio by type is summarized by loans (net of deferred fees and costs of $3.9 million and $6.3 million as of December 31, 2022 and 2021, respectively) rated as "pass" and loans classified as "special mention" and "substandard" within Mid Penn’s internal risk rating system are as follows as of December 31:

(In thousands)	Pass	Special Mention	Substandard	Total
2022
Commercial and industrial	$582,540	$4,212	$9,290	$596,042
Commercial real estate	2,018,088	12,325	22,521	2,052,934
Commercial real estate - construction	438,990	2,256	—	441,246
Residential mortgage	299,288	3,104	2,994	305,386
Home equity	109,971	—	864	110,835
Consumer	7,676	—	—	7,676
Total loans	$3,456,553	$21,897	$35,669	$3,514,119

(In thousands)	Pass	Special Mention	Substandard	Total
2021
Commercial and industrial	$606,484	$10,321	$2,757	$619,562
Commercial real estate	1,601,196	35,508	31,438	1,668,142
Commercial real estate - construction	371,337	—	1,397	372,734
Residential mortgage	319,862	294	3,067	323,223
Home equity	106,853	534	2,919	110,306
Consumer	10,429	—	—	10,429
Total loans	$3,016,161	$46,657	$41,578	$3,104,396
PPP loans, net of deferred fees, totaling $2.6 million and $111.3 million as of December 31, 2022 and 2021, respectively, are included in commercial and industrial loans in the tables above. All PPP loans are fully guaranteed by the SBA;

MID PENN BANCORP, INC.
therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as "pass" within Mid Penn’s internal risk rating system as of December 31, 2022.
The Bank has granted loans to certain of its executive officers, directors, and their related interests. The aggregate amount of these loans was $30.7 million and $14.7 million at December 31, 2022 and 2021, respectively. During 2022, $21.2 million of new loans, advances and loans to new related parties were extended and repayments totaled $5.2 million. None of these loans were past due, in non-accrual status, or restructured at December 31, 2022.
Mid Penn had no loans classified as "Doubtful" as of December 31, 2022 and 2021. There was $122 thousand and $729 thousand in loans for which formal foreclosure proceedings were in process at December 31, 2022 and 2021, respectively.
Impaired loans by loan portfolio class are summarized as follows:

	December 31, 2022			December 31, 2021
(In thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial and industrial	$—	$18	$—	$—	$31	$—
Commercial real estate	2,093	2,514	—	854	1,243	—
Commercial real estate - construction	—	2	—	22	27	—
Residential mortgage	1,079	1,129	—	1,259	1,295	—
Home equity	33	34	—	2,377	2,377	—

With no related allowance recorded and acquired with credit deterioration:
Commercial real estate	$2,537	$3,532	$—	$2,231	$2,909	$—
Commercial real estate - construction	—	—	—	1,196	1,469	—
Residential mortgage	1,014	1,559	—	1,362	1,847	—
Home equity	126	154	—	86	111	—

With an allowance recorded:
Commercial and industrial	$1,222	$1,703	$801	$308	$339	$67
Commercial real estate	230	235	64	287	359	121
Home equity	252	252	22	—	—	—

Total Impaired Loans:
Commercial and industrial	$1,222	$1,721	$801	$308	$370	$67
Commercial real estate	4,860	6,281	64	3,372	4,511	121
Commercial real estate - construction	—	2	—	1,218	1,496	—
Residential mortgage	2,093	2,688	—	2,621	3,142	—
Home equity	411	440	22	2,463	2,488	—

MID PENN BANCORP, INC.
The average recorded investment of impaired loans and related interest income recognized are summarized as follows for the years ended December 31:

	2022		2021		2020
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial and industrial	$45	$—	$303	$2	$1,136	$—
Commercial real estate	907	—	2,308	2	9,379	5
Commercial real estate - construction	89	—	26	—	44	—
Residential mortgage	845	23	974	26	998	26
Home equity	468	185	2,367	2	1,801	—

With no related allowance recorded and acquired with credit deterioration:
Commercial and industrial	$—	$—	$—	$—	$1	$—
Commercial real estate	2,893	—	1,485	—	1,423	—
Commercial real estate - construction	—	—	122	—	—	—
Residential mortgage	1,165	—	401	—	361	—
Home equity	129	—	8	—	1	—

With an allowance recorded:
Commercial and industrial	$847	$—	$211	$—	$205	$—
Commercial real estate	167	—	1,011	—	752	—
Home equity	153	—	—	—	—	—

Total:
Commercial and industrial	$892	$—	$514	$2	$1,342	$—
Commercial real estate	3,967	—	4,804	2	11,554	5
Commercial real estate - construction	89	—	148	—	44	—
Residential mortgage	2,010	23	1,375	26	1,359	26
Home equity	750	185	2,375	2	1,802	—
The following table provides activity for the accretable yield of purchased impaired loans for the years ended:

	December 31,
(In thousands)	2022	2021
Accretable yield, beginning of period	$580	$40
Acquisition of impaired loans	—	541
Accretable yield amortized to interest income	(261)	(1)
Accretable yield, end of period	$319	$580

MID PENN BANCORP, INC.
Non-accrual loans by loan portfolio class, including loans acquired with credit deterioration, are summarized as follows as of December 31:

(In thousands)	2022	2021
Commercial and industrial	$1,222	$308
Commercial real estate	4,864	3,372
Commercial real estate - construction	—	1,218
Residential mortgage	1,698	2,186
Home equity	411	2,463
	$8,195	$9,547
If non-accrual loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, Mid Penn would have recorded interest income on these loans of $280 thousand, $177 thousand, and $638 thousand, in the years ended December 31, 2022, 2021, and 2020, respectively. Mid Penn has no commitments to lend additional funds to borrowers with impaired or non-accrual loans.
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of December 31 are summarized as follows:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
2022
Commercial and industrial	$1,808	$3	$1,854	$3,665	$592,377	$596,042	$654
Commercial real estate	1,792	—	1,438	3,230	2,047,167	2,050,397	—
Commercial real estate - construction	2,258	—	—	2,258	438,988	441,246	—
Residential mortgage	2,642	872	415	3,929	300,443	304,372	—
Home equity	1,184	83	255	1,522	109,187	110,709	—
Consumer	44	19	—	63	7,613	7,676	—
Loans acquired with credit deterioration:
Commercial real estate	78	—	826	904	1,633	2,537	—
Residential mortgage	223	228	209	660	354	1,014	—
Home equity	—	—	32	32	94	126	—
Total	$10,029	$1,205	$5,029	$16,263	$3,497,856	$3,514,119	$654

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
2021
Commercial and industrial	$1,378	$62	$404	$1,844	$617,718	$619,562	$96
Commercial real estate	32	55	769	856	1,665,055	1,665,911	—
Commercial real estate - construction	—	—	205	205	371,333	371,538	205
Residential mortgage	1,246	205	1,002	2,453	319,408	321,861	212
Home equity	403	—	2,377	2,780	107,440	110,220	—
Consumer	6	2	2	10	10,419	10,429	2
Loans acquired with credit deterioration:
Commercial real estate	—	3	1,628	1,631	600	2,231	—
Commercial real estate - construction	—	—	—	—	1,196	1,196	—
Residential mortgage	54	—	818	872	490	1,362	—
Home equity	—	—	—	—	86	86	—
Total	$3,119	$327	$7,205	$10,651	$3,093,745	$3,104,396	$515

MID PENN BANCORP, INC.
Activity in the allowance for loan losses for the years ended December 31, 2022, 2021, and 2020, and the recorded investment in loans receivable as of December 31, 2022, 2021, and 2020 are as follows:

(In thousands)	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Balance at December 31, 2019	$2,341	$6,259	$51	$417	$442	$2	$3	$9,515
Loans charged off	(45)	(258)	(7)	(4)	—	(58)	—	(372)
Recoveries	3	1	2	3	3	27	—	39
Provisions	767	2,653	88	13	62	30	587	4,200
Balance at December 31, 2020	3,066	8,655	134	429	507	1	590	13,382
Loans charged off	(866)	(1,044)	(23)	(13)	—	(42)	—	(1,988)
Recoveries	13	207	8	11	—	19	—	258
Provisions (credits)	1,226	1,597	(81)	32	53	24	94	2,945
Balance at December 31, 2021	3,439	9,415	38	459	560	2	684	14,597
Loans charged off	(1)	(7)	—	(25)	(1)	(97)	—	(131)
Recoveries	13	128	24	2	2	22	—	191
Provisions (credits)	1,142	3,606	(62)	222	100	102	(810)	4,300
Balance at December 31, 2022	$4,593	$13,142	$—	$658	$661	$29	$(126)	$18,957

(In thousands)
Allowance for Loan Losses at December 31, 2022	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Collectively evaluated for impairment	$3,792	$13,078	$—	$658	$639	$29	$(126)	$18,070
Individually evaluated for impairment	801	64	—	—	22	—	—	887
	$4,593	$13,142	$—	$658	$661	$29	$(126)	$18,957

Loans, Net of Unearned Interest
Collectively evaluated for impairment	$594,820	$2,048,074	$441,246	$303,293	$110,424	$7,676	$—	$3,505,533
Individually evaluated for impairment	1,222	2,323	—	1,079	285	—	—	4,909
Acquired with credit deterioration	—	2,537	—	1,014	126	—		3,677
	$596,042	$2,052,934	$441,246	$305,386	$110,835	$7,676	$—	$3,514,119

(In thousands)
Allowance for Loan Losses at December 31, 2021	Commercial and industrial	Commercial real estate	Commercial real estate - construction	Residential mortgage	Home equity	Consumer	Unallocated	Total
Collectively evaluated for impairment	$3,372	$9,294	$38	$459	$560	$2	$684	$14,409
Individually evaluated for impairment	67	121	—	—	—	—	—	188
	$3,439	$9,415	$38	$459	$560	$2	$684	$14,597

Loans, Net of Unearned Interest
Collectively evaluated for impairment	$619,254	$1,664,770	$371,516	$320,602	$107,843	$10,429	$—	$3,094,414
Individually evaluated for impairment	308	1,141	22	1,259	2,377	—	—	5,107
Acquired with credit deterioration	—	2,231	1,196	1,362	86	—	—	4,875
	$619,562	$1,668,142	$372,734	$323,223	$110,306	$10,429	$—	$3,104,396

MID PENN BANCORP, INC.
The recorded investments in troubled debt restructured loans at December 31 are as follows:

(In thousands)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
December 31, 2022
Commercial real estate	$851	$815	$109
Residential mortgage	590	590	415
	$1,441	$1,405	$524

(In thousands)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
December 31, 2021
Commercial and industrial	$8	$8	$5
Commercial real estate	1,214	1,115	320
Commercial real estate - construction	40	40	22
Residential mortgage	647	645	472
	$1,909	$1,808	$819
As of December 31, 2022 and 2021, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2022 and 2021.
Mid Penn entered into forbearance agreements on all loans currently classified as troubled debt restructurings and all of these agreements have resulted in additional principal repayment. The terms of these forbearance agreements vary whereby principal payments have been decreased, interest rates have been reduced and/or the loan will be repaid as collateral is sold.
There were no loans modified in 2022 and 2021 that resulted in troubled debt restructurings. The following table summarizes the loans whose terms have been modified resulting in troubled debt restructurings during the year ended December 31, 2020:

(In thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
December 31, 2020
Commercial real estate	1	$593	$593	$535
Residential mortgage	2	51	51	47
	3	$644	$644	$582
The CARES Act, signed into law in March 2020, along with a joint agency statement issued by banking agencies, provided that short-term modifications made in response to COVID-19 to current and performing borrowers did not need to be accounted for as troubled debt restructurings. Depending upon the specific needs and circumstances affecting each borrower, the majority of these modifications ranged from deferrals of both principal and interest payments, with some borrowers reverting to interest-only payments. The majority of the deferrals were granted for a period of three months, but some as long as six months, depending upon management’s specific evaluation of each borrower’s circumstances. Interest continued to accrue on loans modified under the CARES Act during the deferral period. During 2020, Mid Penn had provided loan modifications meeting the CARES Act qualifications to over 1,000 borrowers. Mid Penn made no loan such modifications during 2021 and 2022. As of December 31, 2022, there was no principal balance of loans remaining in this CARES Act qualifying deferment status. As of December 31, 2021, the principal balance of loans remaining in this CARES Act qualifying deferment status totaled $3.6 million, or less than 1% of the total loan portfolio. Borrowers granted a CARES Act deferral have returned to regular payment status.

MID PENN BANCORP, INC.
Note 5 - Premises and Equipment
The following is a summary of premises and equipment as of December 31:

(In thousands)	2022	2021
Land	$5,534	$5,546
Buildings	26,577	23,462
Furniture, fixtures, and equipment	20,950	16,639
Leasehold improvements	2,013	1,987
Capital expenditures in process	897	3,019
Total cost	55,971	50,653
Less accumulated depreciation	(21,500)	(17,421)
Total premises and equipment	$34,471	$33,232
Depreciation expense was $4.3 million in 2022, $3.3 million in 2021, and $3.2 million in 2020.
During 2022, Mid Penn sold a branch which included the sale of $170 thousand and $2.0 million of furniture, fixtures and equipment and consumer loans, respectively, and the transfer of $21.1 million in deposits.
Note 6 -    Goodwill and Intangible Assets
The following table summarizes the changes in goodwill:

	For the Years Ended December 31,
(In thousands)	2022	2021
Goodwill balance, beginning of year	$113,835	$62,840
Riverview Acquisition	—	50,995
Riverview Acquisition measurement period adjustment	36	—
Insurance acquisition	360	—
Goodwill balance, end of year	$114,231	$113,835
On December 31, 2022, Mid Penn purchased the assets of an independent insurance agency that serviced the Central Pennsylvania area in a business combination. Goodwill totaling $360 thousand and a customer list with a fair market value of $541 thousand were booked as a result of this business combination.
The following table summarizes the changes in core deposit intangible.

	For the Years Ended December 31,
(In thousands)	2022	2021	2020
Core deposit intangible balance, beginning of year	$7,282	$4,311	$5,526
Riverview (adjustment) acquisition	(705)	4,096	—
Amortization of core deposit intangibles	1,613	1,125	1,215
Core deposit and other intangible balances, end of year	$4,964	$7,282	$4,311

MID PENN BANCORP, INC.
The following table shows the amortization expense for future periods:

(In thousands)
2023	$1,208
2024	1,096
2025	882
2026	677
2027	474
2028-thereafter	627
Customer List Intangible
As a result of the Riverview Acquisition, Mid Penn recorded a customer list intangible asset included in total intangible assets related to the wealth management customers assumed in the acquisition. This intangible is amortized as an expense over ten years using the sum of the years’ amortization method.
The following table summarizes the changes in the customer list intangible during the years ended December 31:

(In thousands)	2022	2021
Customer list intangible balance, beginning of year	$2,127	$—
Riverview acquisition	—	2,160
Insurance acquisition	541	—
Amortization of customer list intangible	393	33
Customer list intangible, end of year	$2,275	$2,127
The following table shows the amortization expense for future periods:

(In thousands)
2023	$445
2024	399
2025	350
2026	301
2027	252
2028-thereafter	528
Note 7 -    Leases
Mid Penn has operating and finance leases for certain premises and equipment.
Operating and finance lease ROU assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.

MID PENN BANCORP, INC.
Supplemental consolidated balance sheet information for each of the lease classifications as of December 31 was as follows:

	2022		2021
(Dollars in thousands)	Operating Leases	Finance Lease	Operating Leases	Finance Lease
ROU	$8,798	$2,907	$9,055	$3,087
Lease liability	9,725	3,290	11,363	3,380
Weighted average remaining lease term (in years)	6.30	16.17	7.03	17.17
Weighted average discount rate	3.25%	3.81%	3.12%	3.81%
Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income. Following is a summary of lease costs during the years ended December 31:

(In thousands)	2022	2021	2020
Finance lease cost:
Amortization of ROU asset	$180	$180	$180
Interest expense on lease liability	127	130	133
Total finance lease cost	307	310	313
Operating lease cost	2,057	2,002	2,061
Short-term and equipment lease costs	—	29	40
Sublease income	(24)	(27)	(21)
Total lease costs	$2,340	$2,314	$2,393
The rental expense paid to related parties was $274 thousand for both 2022 and 2021 and $269 thousand in 2020.
Supplemental cash flow information related to operating and finance leases for the years ended December 31 was as follows:

(In thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$127	$130
Operating cash flows from operating leases	2,939	2,113
Financing cash flows from finance leases	90	87

MID PENN BANCORP, INC.
A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

	December 31, 2022
(In thousands)	Operating Leases	Finance Lease
Lease payments due:
2023	$2,170	$217
2024	2,143	252
2025	1,762	259
2026	1,367	260
2027	984	260
2028 and thereafter	2,313	3,213
Total lease payments	10,739	4,461
Less: imputed interest	(1,014)	(1,171)
Present value of lease liabilities	$9,725	$3,290
The future minimum payments to related parties are $274 thousand for both 2023 and 2024, $185 thousand for 2025, $178 thousand for both 2026 and 2027 and $3.1 million thereafter.
There were no sale and leaseback transactions or leveraged leases as of December 31, 2022. There were no leases that had not commenced as of December 31, 2022.
Note 8 - Deposits
Deposits consisted of the following as of December 31:

(Dollars in thousands)	2022	2021
Noninterest-bearing demand deposits	$793,939	$850,438
Interest-bearing demand deposits	1,024,351	1,066,852
Money market	962,265	1,076,593
Savings	339,231	381,476
Total demand and savings	3,119,786	3,375,359
Time	658,545	626,657
Total deposits	$3,778,331	$4,002,016

Overdrafts	$401	$197
The scheduled maturities of time deposits at December 31, 2022 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2023	$345,106	$93,287
Maturing in 2024	112,255	18,019
Maturing in 2025	50,641	6,930
Maturing in 2026	16,472	1,499
Maturing in 2027	9,429	569
Maturing thereafter	4,338	—
	$538,241	$120,304
Mid Penn had $100.0 million in brokered certificates of deposits as of December 31, 2022 and none as of December 31, 2021. As of December 31, 2022 and 2021, Mid Penn had $29.6 million and $14.4 million of CDAR deposits, respectively.

MID PENN BANCORP, INC.
Deposits and other funds from related parties held by Mid Penn at December 31, 2022 and 2021 amounted to $56.8 million and $65.3 million, respectively.
Note 9 - Short-term Borrowings
Total short-term borrowings were $102.6 million as of December 31, 2022 and consisted of FHLB overnight borrowings. There were no short-term borrowings as of December 31, 2021. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2.3 billion at December 31, 2022. The Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $1.3 billion (equal to $1.6 billion of maximum borrowing capacity less letter of credit and other FHLB advances outstanding) at December 31, 2022 upon satisfaction of any stock purchase requirements of the FHLB. No draws were outstanding on short-term FHLB or correspondent bank borrowings as of December 31, 2022 or 2021.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at December 31, 2022. No draws have been made on these lines of credit and on December 31, 2022 and 2021, the balance was $0.
As of December 31, 2021, the Bank paid all funding obtained from the Federal Reserve through the Paycheck Protection Program Liquidity Facility.
Note 10 - Long-term Debt
The following table presents a summary of long-term debt as of December 31:

(Dollars in thousands)	December 31, 2022	December 31, 2021
FHLB fixed rate instruments:
Due April 2022, 0.86343%	$—	$70,000
Due March 2023, 0.7514%	—	6,500
Due August 2026, 4.80%	1,088	1,353
Due February 2027, 6.71%	31	37
Total FHLB fixed rate instruments	1,119	77,890
Lease obligations included in long-term debt	3,290	3,380
Total long-term debt	$4,409	$81,270
Mid Penn prepaid $6.5 million of FHLB fixed rate instruments during the year ended December 31, 2022 and made no prepayments of FHLB fixed rate instruments during the year ended December 31, 2021.
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. As of December 31, 2022, and 2021, the Bank had long-term debt outstanding in the amount of $4.4 million and $81.3 million, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability.
The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans. Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $189.0 million and $450.9 million as of December 31, 2022 and 2021.
During the first quarter of 2019, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039 and is included in long-term debt on the Consolidated Balance Sheets. See "Note 7 - Leases", for more information related to Mid Penn’s finance lease obligation.
Mid Penn made no prepayments of FHLB fixed rate instruments during the year ended December 31, 2022 or 2021.

MID PENN BANCORP, INC.
The aggregate principal amounts due on FHLB fixed rate instruments subsequent to December 31, 2022 are as follows:

(In thousands)
2023	$284
2024	299
2025	313
2026	221
Thereafter	2
$1,119
Note 11 - Subordinated Debt and Trust Preferred Securities
Subordinated Debt Issued December 2015
On December 9, 2015, Mid Penn sold $7.5 million of subordinated notes (the "2015 Notes") due in 2025. The 2015 Notes were redeemable in whole or in part, without premium or penalty, at any time on or after December 9, 2020, and prior to December 9, 2025. On August 8, 2022, Mid Penn redeemed all of the 2015 Notes. Given that the 2015 Notes were in the seventh year since issuance, 60% of the principal balance of the notes would have been treated as Tier 2 capital for regulatory capital purposes as of December 31, 2022.
The 2015 Notes paid interest at a rate of 5.15% per year for the first five years outstanding, including the three months ended March, 31, 2020. Beginning January 1, 2021, the 2015 Notes bore interest at a floating rate based on the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance was at no time less than 4.00%. Interest was payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2016.

Subordinated Debt Assumed November 2021 with the Riverview Acquisition
On November 30, 2021, Mid Penn completed its acquisition of Riverview and assumed $25.0 million of Subordinated Notes (the "Riverview Notes"). In accordance with purchase accounting principles, the Riverview Notes were assigned a fair value premium of $2.3 million. The notes are treated as Tier 2 capital for regulatory reporting purposes.
The Riverview Notes were entered into by Riverview on October 6, 2020 with certain qualified institutional buyers and accredited institutional investors. The Riverview Notes have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month secured overnight financing rate ("SOFR") plus 563 bp, payable quarterly until maturity. Mid Penn may redeem the Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025.
Trust Preferred Securities Assumed November 2021 with the Riverview Acquisition
In connection with the Riverview Acquisition, Mid Penn assumed the subordinated debentures that Riverview had assumed in its acquisition of CBT Financial Corp. ("CBT") on October 1, 2017 (the "CBT 2017 Notes"). In 2003 a trust formed by CBT which issued $5.2 million of floating rate trust preferred securities as part of a pooled offering of such securities. CBT was eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2008 at a price of 100% of face value. The subordinated debentures were required to be redeemed no later than 2033. Similarly, in 2005, a trust formed by CBT issued $4.1 million of fixed rate trust preferred securities as part of a pooled offering of such securities (the "CBT 2015 Notes"). CBT was eligible to redeem the subordinated debentures, in whole but not in part, beginning in 2010 at a price of 100% of face value. In December 2022, Mid Penn redeemed all of the CBT 2017 Notes and CBT 2015 Notes.
Subordinated Debt Issued December 2020
On December 22, 2020, Mid Penn entered into agreements for and sold, at 100% of their principal amount, an aggregate of $12.2 million of its Subordinated Notes due December 2030 (the "December 2020 Notes") on a private placement basis to accredited investors. The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.

MID PENN BANCORP, INC.
The December 2020 Notes bear interest at a rate of 4.50% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.50%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31, of each year, beginning on March 31, 2021. The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals. Additionally, if (i) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (ii) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes or (iii) Mid Penn will be considered an "investment company," Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes. In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750 thousand of the December 2020 Notes as of December 31, 2022 and 2021.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of December 31, 2021 was $8.1 million. The March 2020 Notes held at December 31, 2022 are treated as Tier 2 capital for regulatory capital purposes.
The March 2020 Notes bear interest at a rate of 4.00% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the March 2020 Notes are floating will at no time be less than 4.25%. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, beginning on June 30, 2020, for the first five years after issuance and will be payable quarterly in arrears thereafter on March 30, June 30, September 30 and December 30. The March 2020 Notes will mature on March 30, 2030 and are redeemable in whole or in part, without premium or penalty, at any time on or after March 30, 2025 and prior to March 30, 2030. Additionally, if all or any portion of the March 2020 Notes cease to be deemed Tier 2 Capital, Mid Penn may redeem, on any interest payment date, all or part of the 2020 Notes. In the event of a redemption described in the previous sentence, Mid Penn will redeem the March 2020 Notes at 100% of the principal amount of the March 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $1.7 million of the March 2020 Notes as of December 31, 2022 and 2021.
Subordinated Debt Issued December 2017
On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10.0 million aggregate principal amount of its Subordinated Notes due 2028 (the "2017 Notes"). The 2017 Notes are treated as Tier 2 capital for regulatory capital purposes. The 2017 Notes bear interest at a rate of 5.25% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no times be less than 5.00%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018, for the first five years after issuance and will be payable quarterly in arrears thereafter on January 15, April 15, July 15, and October 15. The 2017 Notes will mature on January 1, 2028 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 21, 2022, and prior to January 1, 2028. Additionally, Mid Penn may redeem the 2017 Notes in whole at any time, or in part from time to time, upon at least 30 days’ notice if: (i) a change or prospective change in law occurs that could prevent Mid Penn from deducting interest payable on the 2017 Notes for U.S. federal income tax purposes; (ii) an event occurs that precludes the 2017 Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) Mid Penn becomes required to register as an investment company under the Investment Company Act of 1940, as amended. In the event of a redemption described in the previous sentence, Mid Penn will redeem the 2017 Notes at 100% of the principal amount of the 2017 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.

MID PENN BANCORP, INC.
Holders of the 2017 Notes may not accelerate the maturity of the 2017 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. As of December 31, 2022 and 2021, related parties held $1.5 million of the 2017 Notes.
Note 12 - Derivative Financial Instruments
As of December 31, 2022 and 2021, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
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
The notional amount and fair value of derivative financial instruments as of December 31:

	2022		2021
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive Fair Values	$274	$3	$13,437	$65
Negative Fair Values	5,252	(40)	2,670	(9)
Forward Commitments
Positive Fair Values	4,750	43	5,750	10
Negative Fair Values	—	—	6,500	(13)
Interest Rate Swaps with Customers
Positive Fair Values	16,650	164	79,814	853
Negative Fair Values	107,145	(11,533)	29,763	(955)
Interest Rate Swaps with Counterparties
Positive Fair Values	107,145	11,533	29,763	955
Negative Fair Values	16,650	(164)	79,814	(853)
The following table presents derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the Consolidated Statements of Income for the years ended December 31:

(In thousands)	2022	2021
Interest Rate Lock Commitments	$(93)	$56
Forward Commitments	46	32
Total	$(47)	$88

MID PENN BANCORP, INC.
The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below as of December 31:

(In thousands)	2022	2021
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized	$11,697	$102
Gross amounts offset	11,697	102
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Cash collateral (1)	1,600	1,600
Net Amounts	$1,600	$1,600
(1)Included in cash and due from banks on the Consolidated Balance Sheet
Note 13 - Fair Value Measurement
The following tables illustrate the assets measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$34,914	$—	$34,914
Mortgage-backed U.S. government agencies	—	166,915	—	166,915
State and political subdivision obligations	—	3,539	—	3,539
Corporate debt securities	—	32,510	—	32,510
Equity securities	430	—	—	430
Loans held for sale	—	2,475	—	2,475
Other assets:
Interest rate swap agreements	—	11,697	—	11,697
Mortgage banking derivative assets, net	—	6	—	6
Total	$430	$252,056	$—	$252,486

	2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
Mortgage-backed U.S. government agencies	$—	$49,480	$—	$49,480
State and political subdivision obligations	—	3,914	—	3,914
Corporate debt securities	—	9,468	—	9,468
Equity securities	500	—	—	500
Loans held for sale	—	11,514	—	11,514
Other assets:
Interest rate swap agreements	—	102	—	102
Mortgage banking derivative assets, net	—	53	—	53
Total	$500	$74,531	$—	$75,031

MID PENN BANCORP, INC.
See "Note 1 - Summary of Significant Accounting Policies," for additional details on the fair value hierarchy.
There were no transfers of assets between fair value Level 1 and Level 2 for the years ended December 31, 2022 or 2021.
The valuation methodologies and assumptions used to estimate the fair value for the items in the preceding tables are as follows:
Available for sale investment securities - The fair value of equity and debt securities classified as available for sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, relying on the securities’ relationship to other benchmark quoted prices.
Equity securities - The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2022 were measured as the price that secondary market investors were offering for loans with similar characteristics.
Loan-level interest rate swaps - are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do however have comparable, observable inputs in which an alternative pricing sources values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.
Mortgage banking derivatives - represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify interest rate swap agreements as Level 2. See "Note 12 - Derivative Financial Instruments," for additional information.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, upon their acquisition or when there is evidence of impairment). The following table illustrates Level 3 financial instruments measured at fair value on a nonrecurring basis as of December 31:

(In thousands)	2022	2021
Impaired loans (1)	$938	$508
Foreclosed assets held for sale	43	—
(1) Includes impaired loans reporting a specific allocation or that have been partially charged-off.
Impaired loans - All performing troubled debt restructured loans and loans classified as non-accrual are deemed to be impaired, and all of these loans are considered collateral dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral dependent. Mid Penn utilized level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal. Higher downward adjustments are caused by negative changes to the collateral or conditions in the real estate market, actual offers or sales contracts received, or age of the appraisal. As of December 31, 2022 and 2021, the

MID PENN BANCORP, INC.
range of the discount of the appraisals was 22% - 84% and 21% - 69%, respectively. The weighted average of the discount was 55% and 30%, as of December 31, 2022 and 2021, respectively.
Foreclosed assets held for sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of December 31:

	2022
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$60,881	$60,881	$—	$—	$60,881
Available-for-sale investment securities	237,878	—	237,878	—	237,878
Held-to-maturity investment securities	399,494	—	348,505	—	348,505
Equity securities	430	430	—	—	430
Loans held for sale	2,475	—	2,475	—	2,475
Net loans	3,495,162	—	—	3,439,948	3,439,948
Restricted investment in bank stocks	8,315	8,315	—	—	8,315
Accrued interest receivable	18,405	18,405	—	—	18,405
Interest rate swap agreements	11,697	—	11,697	—	11,697
Mortgage banking derivative assets	46	—	46	—	46
Financial instruments - liabilities
Deposits	$3,778,331	$—	$3,761,260	$—	$3,761,260
Short-term debt	102,647	—	102,647	—	102,647
Long-term debt (1)	1,119	—	1,069	—	1,069
Subordinated debt	56,941	—	55,917	—	55,917
Accrued interest payable	2,303	2,303	—	—	2,303
Interest rate swap agreements	11,697	—	11,697	—	11,697
Mortgage banking derivative liabilities	40	—	40	—	40

MID PENN BANCORP, INC.

	2021
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$913,752	$913,752	$—	$—	$913,752
Available-for-sale investment securities	62,862	—	62,862	—	62,862
Held-to-maturity investment securities	329,257	—	330,626	—	330,626
Equity securities	500	500	—	—	500
Loans held for sale	11,514	—	11,514	—	11,514
Net loans	3,089,799	—	—	3,118,416	3,118,416
Restricted investment in bank stocks	9,134	9,134	—	—	9,134
Accrued interest receivable	10,779	10,779	—	—	10,779
Interest rate swap agreements	1,808	—	1,808	—	1,808
Mortgage banking derivative assets	75	—	75	—	75
Financial instruments - liabilities
Deposits	$4,002,016	$—	$4,046,217	$—	$4,046,217
Long-term debt (1)	77,890	—	77,455	—	77,455
Subordinated debt	74,274	—	74,553	—	74,553
Accrued interest payable	1,791	1,791	—	—	1,791
Interest rate swap agreements	1,808	—	1,808	—	1,808
Mortgage banking derivative liabilities	22	—	22	—	22
(1)Long-term debt excludes finance lease obligations
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of December 31, 2022 and 2021.
Note 14 - Postretirement Benefit Plans
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
Life Insurance - Full-time employees who had at least ten years of service as of January 1, 2008 and retire with the Bank after age 55 and at least 20 years of service are eligible for term life insurance coverage. The insurance amount will be $50 thousand until age 65. After age 65, the insurance amount will decrease by $5 thousand per year until age 74. Thereafter, the insurance amount will be $5 thousand. The payment of the life insurance premium by the Corporation shall terminate at any time if the retired employee obtains other employment.

Health Benefit Plan - Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits. Medical benefits are provided

MID PENN BANCORP, INC.
for up to five years after retirement. Employees who retired prior to December 31, 2015 may elect the least expensive single coverage in the employer’s group medical plan. If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank will pay, at its discretion, premiums for single 65-special coverage or similar supplemental coverage. For those employees who retired between September 18, 2015 and December 31, 2015, the Bank will only pay up to $5 thousand towards such medical coverage. Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank will reimburse the retiree for up to $5 thousand (grossed up by 36.79% as of December 31, 2022) in medical costs. The reimbursement shall terminate at any time during the five-year period if the retired employee obtains other employment or the retired employee dies.
The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2022 and 2021, and a statement of the funded status at December 31, 2022 and 2021.

(In thousands)	December 31,
Change in benefit obligations:	2022	2021
Benefit obligations, January 1	$399	$342
Service cost	2	2
Interest cost	8	9
Change in experience	(30)	73
Change in assumptions	(67)	(5)
Benefit payments	(15)	(22)
Benefit obligations, December 31	$297	$399

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	15	22
Benefit payments	(15)	(22)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(297)	$(399)
Mid Penn has capped the benefit to future retirees under its post-retirement health benefit plan. Employees who had achieved ten years of service as of January 1, 2008 and subsequently retire after at least 20 years of service are eligible for reimbursement of major medical insurance premiums up to $5 thousand, if the employee has not yet reached age 65. Upon becoming eligible for Medicare, Mid Penn will reimburse up to $5 thousand in premiums for Medicare Advantage or a similar supplemental coverage. The maximum reimbursement period will not exceed five years regardless of retirement age and will end upon the participant obtaining other employment or the participant’s death.
The amount recognized in other liabilities on the Consolidated Balance Sheets at December 31, is as follows:

(In thousands)	2022	2021
Accrued benefit liability	$297	$399
The amounts recognized in accumulated other comprehensive loss (income) as of December 31 consist of:

(In thousands)	2022	2021
Net (gain) loss, pretax	$(18)	$82
Net prior service cost, pretax	10	(15)
The accumulated benefit obligation for health and life insurance plans was $297 thousand and $399 thousand at December 31, 2022 and 2021, respectively.

MID PENN BANCORP, INC.
The components of net periodic postretirement benefit (income) cost for 2022, 2021 and 2020 are as follows:

(In thousands)	2022	2021	2020
Service cost	$2	$2	$3
Interest cost	8	9	13
Amortization of prior service cost	(24)	(25)	(25)
Amortization of net loss	2	9	—
Net periodic postretirement benefit income	$(12)	$(5)	$(9)
Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31 are as follows:

Weighted-average assumptions:	2022	2021
Discount rate	4.90%	2.40%
Rate of compensation increase	—	2.00
Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31 are as follows:

Weighted-average assumptions:	2022	2021	2020
Discount rate	2.40%	2.25%	3.00%
Rate of compensation increase	—	2.00	2.00
Assumed health care cost trend rates at December 31 are as follows:

	2022	2021	2020
Health care cost trend rate assumed for next year	6.50%	5.50%	5.50%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.40%	5.40%
Year that the rate reaches the ultimate trend rate	2026	2024	2024
The following table shows the estimated benefit payments for future periods:

(In thousands)
2023	$31
2024	27
2025	32
2026	27
2027	25
2028-2032	141

MID PENN BANCORP, INC.
Directors’ Retirement Plan - Mid Penn has an unfunded defined benefit retirement plan ("Director's Plan") for directors with benefits based on years of service.
The following tables provide a reconciliation of the changes in the Director's Plan benefit obligations and fair value of plan assets for the years ended December 31, 2022 and 2021, and a statement of the status at December 31, 2022 and 2021. This Plan is unfunded.

(In thousands)	December 31,
Change in benefit obligations:	2022	2021
Benefit obligations, January 1	$1,195	$1,142
Service cost	75	47
Interest cost	30	26
Actuarial loss	103	61
Change in assumptions	(23)	25
Benefit payments	(81)	(106)
Benefit obligations, December 31	$1,299	$1,195

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	81	106
Benefit payments	(81)	(106)
Fair value of plan assets,	$—	$—

Funded status at year end	$(1,299)	$(1,195)
Amounts recognized in other liabilities on the Consolidated Balance Sheet at December 31 are as follows:

(In thousands)	2022	2021
Accrued benefit liability	$1,299	$1,195
Amounts recognized in accumulated other comprehensive loss (income) as of December 31 consist of:

(In thousands)	2022	2021
Net prior service cost, pretax	$—	$—
Net loss, pretax	248	189
The accumulated benefit obligation for the retirement plan was $1.3 million and $1.2 million at December 31, 2022 and 2021, respectively.
The components of net periodic retirement cost for 2022, 2021 and 2020 are as follows:

(In thousands)	2022	2021	2020
Service cost	$75	$47	$49
Interest cost	30	26	31
Amortization of net loss	20	7	—
Net periodic retirement cost	$125	$80	$80

MID PENN BANCORP, INC.
Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31 are as follows:

Weighted-average assumptions:	2022	2021
Discount rate	4.90%	2.40%
Change in consumer price index	7.00	1.40
Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31 are as follows:

Weighted-average assumptions:	2022	2021	2020
Discount rate	4.90%	2.40%	2.25%
Change in consumer price index	7.00	1.40	1.00
The following table shows the estimated benefit payments for future periods:

(In thousands)
2023	$110
2024	104
2025	108
2026	106
2027	94
2028-2032	485
The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation. The aggregate cash surrender value of these policies was $4.1 million at both December 31, 2022 and 2021.
Scottdale Defined Benefit Pension Plan - As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan ("Scottdale Plan") covering certain former employees of Scottdale. After the acquisition, Mid Penn does not allow for any further participants to join the Plan. Mid Penn’s policy is to fund pension benefits as accrued. The Scottdale Plan’s assets are managed by the trust department of the Bank and were primarily invested in corporate equity securities at the time of acquisition but have since been diversified into a more conservative investment profile, including fixed income debt securities. The investment objective of the plan is "Balanced" to provide relatively stable growth from assets offset by a moderate level of income with target portfolio allocations of up to 20% cash, 30-50% fixed income securities, and 40-60% equity securities. The valuation of the plan’s assets is subject to market fluctuations.
For the year ended December 31, 2021, Mid Penn recognized $47 thousand of settlement gains, as a result of certain lump sum payouts to participants of the Scottdale Plan. The settlement gains were recorded in noninterest income as a component of other income in the Consolidated Statements of Income for the year ended December 31, 2021. There were no lump sum payouts to participants of the Scottdale Plan for the year ended December 31, 2022.

MID PENN BANCORP, INC.
The following tables provide a reconciliation of the changes in the Scottdale Plan’s benefit obligations and fair value of plan assets for the year ended December 31, 2022 and 2021, and a statement of the status at December 31, 2022 and 2021:

(In thousands)	December 31,
Change in benefit obligations:	2022	2021
Benefit obligations, January 1	$4,844	$5,401
Service cost	69	83
Interest cost	144	134
Actuarial gain	(1,096)	(309)
Settlement payments	—	(378)
Benefit payments	(156)	(87)
Benefit obligations, December 31	$3,805	$4,844

Change in fair value of plan assets:
Fair value of plan assets, January 1	$5,302	$4,939
Return on plan assets	(385)	582
Employer contributions	—	285
Benefit payments	(156)	(87)
Administrative expenses	(39)	(39)
Settlement payments	—	(378)
Fair value of plan assets, December 31	$4,722	$5,302

Funded status at year end	$917	$458
Amounts recognized on the Consolidated Balance Sheets at December 31 are as follows:

(In thousands)	2022	2021
Accrued pension benefit asset	$(917)	$(458)
Amounts recognized in accumulated other comprehensive loss consist of the following as of December 31:

(In thousands)	2022	2021
Unrecognized actuarial gain	$1,030	$602
The accumulated benefit obligation for the retirement plan was $3.8 million and $4.8 million at December 31, 2022 and 2021, respectively.
The components of net periodic retirement cost for December 31 are as follows:

(In thousands)	2022	2021
Service cost	$69	$83
Interest cost	144	134
Expected return on plan assets	237	(227)
Recognized net actuarial gain	(7)	—
Net periodic retirement income	$(31)	$(10)

MID PENN BANCORP, INC.
Assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31 are as follows:

Weighted-average assumptions:	2022	2021
Discount rate	5.25%	3.00%
Expected long-term return on plan assets	4.50	4.50
Rate of compensation increases	2.50	2.50
The following table presents a summary of the Scottdale Plan’s assets at fair value and the weighted-average asset allocations by investment category as of December 31:

	Estimated Fair Value	Percentage of Total Assets	Estimated Fair Value	Percentage of Total Assets
(Dollars in thousands)	2022		2021
Cash and cash equivalents	$108	2.3%	$670	12.6%
Common stock	2,773	58.7	3,221	60.8
Corporate bonds	1,841	39.0	1,411	26.6
	$4,722	100.0%	$5,302	100.0%
The description of the valuation methodologies used for assets measured at fair value is disclosed below.
Common Stocks
Valued at the closing price reported on the active market on which the individual securities are traded and therefore would be categorized as Level 1 assets under the fair value hierarchy.
Corporate Bonds
Valued using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted prices and therefore would be categorized as Level 2 assets under the fair value hierarchy.
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
The following table shows the estimated benefit payments for future periods.

(In thousands)
2023	$91
2024	202
2025	251
2026	248
2027	277
2028-2032	1,555
Riverview Defined Benefit Plan - As a result of the Riverview Acquisition on November 30, 2021, Mid Penn has assumed noncontributory defined benefit pension plans ("Riverview Plans") covering certain former employees of Riverview (or its predecessor-in-interest) as follows:
Pursuant to the consolidation with Union Bancorp, Inc. ("Union") effective November 1, 2013, Riverview assumed Union’s noncontributory defined benefit pension plan, which substantially covered all Union employees. The plan benefits were based on average salary and years of service. Union elected to freeze all benefits earned under the plan effective January 1, 2007.

MID PENN BANCORP, INC.
Riverview also assumed responsibility of Citizens National Bank of Meyersdale’s ("Citizens") noncontributory defined benefit pension plan effective as of the December 31, 2015 merger date. The plan substantially covered all Citizens employees, and the plan benefits were based on average salary and years of service. Citizens elected to freeze all benefits earned under the plan effective January 1, 2013.
As a result of a merger effective October 1, 2017, Riverview assumed responsibility of CBT Financial Corp’s ("CBT") postretirement benefits plan, which is an unfunded postretirement benefit plan covering health insurance costs and post-retirement life insurance benefits for certain retirees.
Subsequent to the Riverview Acquisition, Mid Penn disallowed any further participants to join the Riverview Plans. Mid Penn’s policy is to fund pension and post-retirement benefits as accrued. The Riverview Plans’ assets are managed by a third party and were primarily invested in a combination of cash and cash equivalents, equity securities and fixed income securities at the time of acquisition. The valuation of the Riverview Plans’ assets is subject to market fluctuations.
The following tables provide a reconciliation of the changes in the Riverview Plans' benefit obligations and fair value of plan assets for year ended December 31, 2022 and the one-month period beginning with the November 30, 2021 acquisition date and ended December 31, 2021, and a statement of the status at December 31, 2022 and 2021.

(In thousands)
Change in benefit obligations:	2022	2021
Benefit obligations, January 1	$8,165	$8,278
Interest cost	223	19
Actuarial gain	(1,407)	(86)
Benefit payments	(557)	(46)
Benefit obligations, December 31	$6,424	$8,165

Change in fair value of plan assets:
Fair value of plan assets, January 1,	$8,984	$8,894
Return on plan assets	(1,709)	136
Contributions	2	—
Benefit payments	(557)	(46)
Fair value of plan assets, December 31	$6,720	$8,984

Funded status at year end	$296	$819
Amounts recognized in other liabilities on the Consolidated Balance Sheets as of December 31 are as follows:

(In thousands)	2022	2021
Accrued pension benefit asset	$(296)	$(819)
As of December 31, 2022 amounts related to the Riverview Plans that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows:

(In thousands)	2022	2021
Unrecognized actuarial (loss) gain	$(824)	$176

MID PENN BANCORP, INC.
The components of net periodic pension and postretirement benefit cost for the year ended December 31, 2022 and for November 30, 2021 to December 31, 2021 are as follows:

(In thousands)	2022	2021
Interest cost	$223	$19
Expected return on plan assets	(522)	(46)
Net periodic pension benefit	$(299)	$(27)

(In thousands)	2022	2021
Service credit	$—	$—
Interest cost	1	—
Unrecognized gain	(1)	$—
Net periodic postretirement benefit	$—	$—
The accumulated benefit obligation was $6.4 million and $8.2 million at December 31, 2022 and 2021, respectively, for the Riverview Plans.
Weighted average assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31, 2022 and 2021 are as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
2022	Union	Citizens	Citizens
Discount rate	2.83%	2.83%	3.00%
Expected long-term return on plan assets	6.00	6.00	n/a

2021
Discount rate	2.75%	2.75%	2.75%
Expected long-term return on plan assets	6.25	6.25	n/a
The following summarizes the actuarial assumptions used for the Riverview Plans:
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

MID PENN BANCORP, INC.
The following table presents a summary of the Riverview Plan’s assets at fair value and the weighted-average asset allocations by investment category as of December 31:

	Estimated Fair Value	Percentage of Total Assets	Estimated Fair Value	Percentage of Total Assets
Weighted-average asset allocations:	2022		2021
Cash and cash equivalents	$69	1.0%	$133	1.5%
Mutual fund - equity	2,411	35.9	3,310	36.8
Mutual fund / EFTs - fixed income	3,906	58.1	5,155	57.4
Common / collective trusts equity	334	5.0	386	4.3
	$6,720	100%	$8,984	100%
The valuation used is based on quoted market prices provided by an independent third party. The fair values of mutual fund investments are considered Level 1 assess in the fair value hierarchy and the collective trusts equity are considered Level 2 assets.
The following table shows the estimated benefit payments for future periods.

(In thousands)	Pension Benefits	Postretirement Life Insurance Benefits
2023	$551	$3
2024	536	3
2025	517	3
2026	504	3
2027	488	2
2028-2032	2,293	9
Note 15 - Other Benefit Plans
Mid Penn maintains several benefit plans for both current and former employees of the Corporation. Liabilities related to the plans are recorded in other liabilities on the balance sheet, and aggregate cash surrender values assets related to the life insurance plans are recorded in the cash surrender value of life insurance line item on the balance sheet. Significant aspects of the plans are detailed below.
Defined-Contribution 401(k) Plan - The Bank has a 401(k) plan that covers substantially all employees. The plan allows employees to contribute a portion of their salaries and wages to the plan and provides for Mid Penn to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages. The Corporation’s contribution to the 401(k) Plan was $1.4 million, $1.1 million, and $913 thousand for the years ending December 31, 2022, 2021, and 2020, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income. The plan also includes a funded contributory profit sharing provision for substantially all employees which is funded annually when applicable. The Corporation did not make a profit sharing contribution to the plan in 2022, 2021, or 2020.
During 2021, Mid Penn assumed the 401(k) plan of Riverview. Riverview maintained a contributory 401(k) retirement plan for all eligible employees. The plan was frozen and all contributions were suspended subsequent to the merger. During the year ended December 31, 2022, the Riverview plan was terminated, and all remaining assets were either transferred to the Mid Penn 401(k) Plan or distributed to former employee participants.
Deferred Compensation Plan - Mid Penn has a directors’ deferred compensation plan, which allows directors to defer receipt of director fees for a specified period in order to provide future retirement income. At December 31, 2022 and 2021, the Corporation accrued a liability of $1.9 million and $1.6 million, respectively, for this plan. The expense related to the

MID PENN BANCORP, INC.
plan was $64 thousand, $35 thousand and $42 thousand in 2022, 2021 and 2020, respectively, and is included as a component of other expense in the Consolidated Statements of Income.
Supplemental Executive Retirement Plan - On September 6, 2022, Mid Penn entered into new or amended and restated supplemental executive retirement plan agreements ("SERPs") with five named executive officers and three other members of the Bank’s executive management team. Each SERP provides for the monthly payment of a fixed cash benefit over a period of 15 years, commencing on the first day of the month following the Executive’s separation from service: (i) occurring on or after reaching normal retirement age (age 70); (ii) due to disability; (iii) due to death; or (iv) within two years following a change in control of the Bank. The annual benefit vests over a term of four to ten years, with a portion of the annual benefit having previously vested for several of the participants. Any unvested portion of the benefit fully vests upon a change in control of the Bank. The accrued liability for the supplemental retirement plans was $1.8 million and $1.2 million at December 31, 2022 and 2021, respectively. The expense related to the plan was $609 thousand, $625 thousand and $299 thousand in 2022, 2021 and 2020, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.
Split Dollar Life Insurance Arrangements - At December 31, 2022 and 2021, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1.4 million for December 31, 2022 and 2021. Mid Penn acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender values of $4.3 million and $4.2 million at December 31, 2022 and 2021. Mid Penn acquired First Priority’s Split Dollar Life Insurance arrangements in 2018 on select employees, which had aggregate cash surrender values of $3.6 million at both December 31, 2022 and 2021. Mid Penn acquired Riverview’s Split Dollar Life Insurance arrangements in 2021 on select employees, which had aggregate cash surrender values of $2.0 million at both December 31, 2022 and 2021.
Rabbi Trust - As a result of the November 30, 2021 acquisition of Riverview, Mid Penn assumed certain benefit plan liabilities related to compensation arrangements totaling $7.7 million within other liabilities on the Consolidated Balance Sheets, including certain executive non-qualified retirement benefits, deferred compensation plans, and executive employment and separation agreements associated with Riverview.
The details of the compensation arrangements for the years ended December 31 include:

(In thousands)	Fully Funded Gross Amounts
Compensation Arrangements	2022	2021
Supplemental executive retirement agreements	$1,316	$1,916
Executive deferred compensation agreement	1,638	1,908
Director deferred fee agreement	41	116
Executive employment agreements	1,502	3,349
Separation agreement	194	419
Total compensation agreements	$4,691	$7,708
The obligations are fully funded through a Rabbi Trust having a cash balance of $4.9 million and $7.7 million within other assets on the Consolidated Balance Sheets as of December 31, 2022 and 2021 to provide a source of funds in satisfying the obligations under the respective compensation arrangements.

MID PENN BANCORP, INC.
Note 16 - Income Taxes
Significant components of the Corporation’s net deferred tax asset at December 31, 2022 and 2021 are shown below.

(In thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$3,981	$3,065
Loan fees	898	1,409
Deferred compensation	1,115	2,661
Benefit plans	56	98
Unrealized loss on securities	5,137	63
Lease adjustments	193	485
Business combination adjustments	2,066	4,067
Acquired NOL, Section 1231, and charitable contribution carryforwards	686	745
Rabbi Trust	985	—
Riverview AMT credits	771	777
Riverview subordinated debt fair value adjustment	353	—
Software renewal costs	420	525
Other	892	513
	17,553	14,408

Deferred tax liabilities:
Depreciation	(1,175)	(843)
Bond accretion	(97)	(39)
Goodwill and intangibles	(362)	(364)
Prepaid expenses	(797)	(706)
Business combination adjustments	(398)	(547)
Benefit plans	(1,049)	(1,130)
	(3,878)	(3,629)
Deferred tax asset, net	$13,675	$10,779
In assessing the Corporation’s ability to realize deferred federal tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. At December 31, 2022, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets and has no valuation allowances recorded against any components of its deferred tax asset, including the carryforward balances related to net operating losses ("NOL"), Section 1231 losses, and charitable contribution carryforwards.
At December 31, 2022, Mid Penn had NOL carryforwards of $577 thousand resulting from the November 30, 2021 acquisition of Riverview. These NOLs were assumed by Riverview in a previous acquisition and were generated during the tax years ended December 31, 2013, 2014, and 2015 and begin to expire in 2032. The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, signed into law on March 27, 2020 to mitigate the economic effects of COVID-19, implemented a five-year carryback period for NOLs generated in tax years beginning in 2018, 2019, or 2020. As a result of this CARES Act provision, during the year ended December 31, 2021, Mid Penn filed the required federal tax returns to carryback NOLs to the 2017 tax year, comprised of (i) $1.2 million of NOLs generated in 2018 and acquired from Scottdale, and (ii) $1.2 million of NOLs generated in 2018 and acquired from First Priority. The carryback of these NOLs to the 2017 tax year when the tax rate was 34% (versus 21% in 2018) generated a federal tax benefit of $318 thousand recorded in the provision for income taxes on the Consolidated Statements of Income for the year ended December 31,

MID PENN BANCORP, INC.
2020. The remaining NOL balance of $119 thousand at December 31, 2020 was generated in the 2012 tax year, was acquired from First Priority, and expires in 2032. Mid Penn is limited to a deduction of the lesser of the available NOL carryforward or 80% of pre-NOL taxable income in a single tax year as set forth in the TCJA.
At December 31, 2022, Mid Penn had $43 thousand of charitable contribution carryforwards which were acquired from Riverview, while at December 31, 2021, Mid Penn had $57 thousand charitable contribution carryforwards. During the years ended December 31, 2022, 2021 and 2020, Mid Penn generated sufficient taxable income to utilize all charitable contribution carryforwards. Mid Penn expects to generate sufficient taxable income to utilize all charitable contribution carryforwards in the future.
The CARES Act also updated Alternative Minimum Tax ("AMT") credit rules to permit AMT credit to be 100% refundable in the 2018 tax year. As a result, during the year ended December 31, 2020, Mid Penn filed the required federal tax returns to request a full refund of the AMT credits that had been acquired from First Priority and Scottdale. During 2021, and as a result of the Riverview Acquisition, Mid Penn assumed $771 thousand of AMT credits to be used on future tax returns.
Acquired Section 1231 losses totaling $314 thousand were recorded as a result of filing the final First Priority return in 2019 and expired in 2022.
The annual usage of acquired NOL, charitable contribution carryforwards, and Section 1231 losses is limited by IRS Section 382 regulations. These limitations are calculated separately for each acquisition as the federal long-term tax-exempt rate at the date of acquisition multiplied by the valuation of the selling company as calculated in accordance with GAAP. As a result, the usage of acquired NOLs, charitable contribution carryforwards, AMT carryforwards, and Section 1231 losses to offset taxable income related to the Riverview Acquisition is limited to $2.0 million per year and $1.9 million per year for the First Priority Acquisition. All contribution carryforwards related to the Scottdale Acquisition were utilized as of December 31, 2022.
The provision for income taxes consists of the following:

(In thousands)	2022	2021	2020
Current tax provision
Federal	$10,212	$6,178	$6,340
State	67	70	157
Total current tax provision	$10,279	$6,248	$6,497

Deferred tax expense (benefit)
Federal	$2,262	$484	$(1,367)
State	—	—	—
Total deferred tax expense (benefit)	2,262	484	(1,367)
Total provision for income taxes	$12,541	$6,732	$5,130

MID PENN BANCORP, INC.
A reconciliation of the federal income tax provision at the statutory rate of 21% for 2022, 2021 and 2020 to Mid Penn's actual federal income tax provision at its effective rate is as follows:

(In thousands)	2022	2021	2020
Provision at the expected statutory rate	$14,143	$7,571	$6,581
Low income housing partnership tax credits	(929)	(853)	(861)
Effect of tax-exempt income	(614)	(477)	(499)
Effect of investment in life insurance	(203)	(75)	(63)
Nondeductible merger and acquisition expense	60	364	—
State income taxes, net of federal tax benefit	53	55	124
Nondeductible interest	20	14	26
Other items	11	133	(178)
Provision for income taxes	$12,541	$6,732	$5,130
Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
No amounts for interest and penalties were recorded in income tax expense in the Consolidated Statement of Income for the years ended December 31, 2022, 2021, or 2020. There were no amounts accrued for interest and penalties at December 31, 2022 or 2021.
Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the states of Pennsylvania, New Jersey, and Maryland. With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2017.
Note 17 - Regulatory Matters
The Corporation and the Bank are subject to regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary, actions by the regulators that if, undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory account practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
As of December 31, 2022 and 2021, the Corporation and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
Minimum regulatory capital requirements established by Basel III rules require the Corporation and the Bank to:
•Meet a minimum Common Equity Tier I capital ratio of 4.5% of risk-weighted assets;
•Meet a minimum Tier I capital ratio of 6.0% of risk-weighted assets;
•Meet a minimum Total capital ratio of 8.0% of risk-weighted assets;
•Meet a minimum Tier I leverage capital ratio of 4.0% of average assets;
•Maintain a "capital conservation buffer" of 2.5% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonuses; and
•Comply with the definition of capital to improve the ability of regulatory capital instruments to absorb losses.

MID PENN BANCORP, INC.
The Basel III Rules use a standardized approach for risk weightings. The rules provide that the failure to maintain the "capital conservation buffer" results in restrictions on capital distributions and discretionary cash bonus payments to executive officers. As a result, under the Basel III Rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from the Bank. If the Corporation does not receive sufficient cash dividends from the Bank, it may not have sufficient funds to pay dividends on its common stock, service its debt obligations or repurchase its common stock.
Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The amount of dividends that may be paid from the Bank to the Corporation in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. For the year ended December 31, 2022, $60.3 million of undistributed earnings of the Bank, included in the consolidated shareholders’ equity balance, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.
The following tables present the regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31:

	Actual		Minimum for Basel III Capital Adequacy		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
2022
Tier 1 Capital (to Average Assets)	$410,494	9.6%	$171,500	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	410,494	11.2	257,130	7.0	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	410,494	11.2	312,229	8.5	N/A	N/A
Total Capital (to Risk Weighted Assets)	484,477	13.2	385,695	10.5	N/A	N/A

Mid Penn Bank
2022
Tier 1 Capital (to Average Assets)	$463,964	10.8%	$171,398	4.0%	$214,248	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	463,964	12.6	256,895	7.0	238,545	6.5
Tier 1 Capital (to Risk Weighted Assets)	463,964	12.6	311,943	8.5	293,594	8.0
Total Capital (to Risk Weighted Assets)	483,006	13.2	385,342	10.5	366,992	10.0

Mid Penn Bancorp, Inc.
2021
Tier 1 Capital (to Average Assets)	$374,368	8.1%	$185,764	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	365,084	11.7	217,579	7.0	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	374,368	12.0	264,203	8.5	N/A	N/A
Total Capital (to Risk Weighted Assets)	452,527	14.6	326,369	10.5	N/A	N/A

Mid Penn Bank
2021
Tier 1 Capital (to Average Assets)	$398,773	8.6%	$185,721	4.0%	$232,151	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8	217,446	7.0	201,914	6.5
Tier 1 Capital (to Risk Weighted Assets)	398,773	12.8	264,041	8.5	248,510	8.0
Total Capital (to Risk Weighted Assets)	413,442	13.3	326,169	10.5	$310,637	10.0

MID PENN BANCORP, INC.
Note 18 - Commitments and Contingencies
Commitments - During the second quarter of 2020 Mid Penn’s Board of Directors approved Mid Penn Bank to enter into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-nine apartments and common amenities in Cumberland County, Pennsylvania. All of the units are expected to qualify for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment is expected to be $10.8 million which will be paid in installments over the course of construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period. The project has been conditionally awarded $1.2 million in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $12.0 million to be received by Mid Penn over the ten-year amortization period. Mid Penn’s commitment to purchase the limited partnership interest is conditional upon the review and approval of all closing documents, an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs and review and approval by Mid Penn of other documents it may deem necessary.
As a result of the Riverview Acquisition on November 30, 2021, Mid Penn assumed a commitment to purchase a limited partnership interest in a low-income housing project to preserve and rehabilitate three buildings consisting of 17 apartments and two commercial shops in Tamaqua, Schuylkill County. All the units are expected to qualify for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment is expected to be $4.4 million which will be paid in installments over the course of construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period. Additionally, the agreement commits Mid Penn to a construction loan in the maximum principal amount of $3.5 million which will bear interest at 5.5% annum with a term of twenty-four months. The project has been conditionally awarded $484 thousand in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $4.8 million to be received by Mid Penn over the ten-year amortization period. Mid Penn’s commitment to purchase the limited partnership interest is conditional upon the review and approval of all closing documents, an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs and review and approval by Mid Penn of other documents it may deem necessary.
Contingencies - As of December 31, 2022 and 2021, Mid Penn received a total of $3.8 million and $38.9 million, respectively, of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the SBA’s Paycheck Protection Program ("PPP"). These fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have since been and will continue to be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.
As of December 31, 2022, Mid Penn is not aware of any PPP loans outstanding, or for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.
Litigation - Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

MID PENN BANCORP, INC.
Note 19 - Earnings Per Share
The following table presents the computation of basic and diluted EPS:

(In thousands, except per share data)
	2022	2021	2020
Net income	$54,806	$29,319	$26,209

Weighted average shares outstanding (basic)	15,912,877	10,806,009	8,439,427
Effect of dilutive unvested restricted stock grants	21,758	13,570	3,665
Weighted average shares outstanding (diluted)	15,934,635	10,819,579	8,443,092

Basic earnings per common share	$3.44	$2.71	$3.11
Diluted earnings per common share	3.44	2.71	3.10
There were no antidilutive shares at December 31, 2022, 2021, and 2020.
As previously announced on a Form 8-K on May 4, 2021, Mid Penn completed an underwritten public offering of 2,990,000 shares of common stock at a price of $25.00 per share, with the aggregate gross proceeds of the offering totaling $74.8 million before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $70.2 million. Additionally, as previously announced on a Form 8-K on December 1, 2021, Mid Penn issued 4,519,776 shares of common stock as a result of the merger with Riverview on November 30, 2021. The additional shares issued on May 4, 2021 and November 30, 2021 significantly impacted the weighted average number of shares outstanding used for the year ended December 31, 2022 earnings per share calculations.
Note 20 - Shareholders' Equity
Accumulated Other Comprehensive Loss (Income)
The components of accumulated other comprehensive loss (income), net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Defined Benefit Plans	Total
Balance at December 31, 2019	$(128)	$471	$343
OCI before reclassifications	494	(503)	(9)
Amounts reclassified from AOCI	(369)	(22)	(391)
Balance - December 31, 2020	(3)	(54)	(57)
OCI before reclassifications	(190)	511	321
Amounts reclassified from AOCI	(62)	(44)	(106)
Balance - December 31, 2021	(255)	413	158
OCI before reclassifications	(19,072)	(294)	(19,366)
Amounts reclassified from AOCI	—	(8)	(8)
Balance - December 31, 2022	$(19,327)	$111	$(19,216)

Treasury Stock Repurchase Program
Mid Penn adopted a treasury stock repurchase program ("Repurchase Program") and it was extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The Repurchase Program authorized the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock, which represented approximately 3.5% of the issued shares based

MID PENN BANCORP, INC.
on Mid Penn’s closing stock price and shares issued as of March 31, 2022. Under the Repurchase Program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Repurchase Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase.
The Repurchase Program may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Repurchase Program does not obligate Mid Penn to repurchase any shares.
Mid Penn repurchased 109,891 shares during 2022 at an average price per share of $26.91 under its share repurchase program. As of December 31, 2022, Mid Penn had repurchased 208,343 shares of common stock at an average price of $23.42 per share under the Repurchase Program. The Repurchase Program had $10.1 million remaining available for repurchase as of December 31, 2022.
Dividend Reinvestment Plan
Under Mid Penn’s amended and restated dividend reinvestment plan ("DRIP"), 300,000 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance. The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.
Note 21 - Stock-Based Compensation Plans
The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the Consolidated Statements of Income:

(In thousands)	2022	2021	2020
Compensation expense	$1,142	$696	$414
Tax benefit	(240)	(146)	(87)
Net income effect	$902	$550	$327
The tax benefits were calculated using Mid Penn's federal statutory tax rate of 21%. Mid Penn may grant awards not exceeding, in the aggregate, 200,000 shares of common stock under the 2014 Restricted Stock Plan, which was amended in 2020. The Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to align the interest of plan participants with those of Mid Penn’s shareholders.
Share-based compensation expense relating to restricted stock is calculated using grant date fair value and is recognized on a straight-line basis over the vesting periods of the awards. Generally, restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over a 4-year vesting period, and the expense is a component of salaries and benefits expense on the Consolidated Statements of Income. Restricted shares granted to directors have a 12-month vesting period, and the expense is a component of directors’ fees and benefits within the other expense line item on the Consolidated Statements of Income.

MID PENN BANCORP, INC.
The following table presents information regarding the non-vested restricted stock for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	47,322	$26.45
Vested	(25,175)	27.30
Forfeited	(200)	28.45
Granted	46,469	26.55
Non-vested at December 31, 2022	68,416	26.20
At December 31, 2022, there was $1.3 million of unrecognized compensation cost related to all non-vested share-based compensation awards, which will be recognized as compensation expense through June 2026 with a weighted average recognition period of 2.2 years. Mid Penn recognizes the impact of forfeitures as of the forfeiture date.
Note 22 - Parent Company Statements

CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2022	2021
ASSETS
Cash and cash equivalents	$1,849	$44,825
Investment in subsidiaries	567,581	524,861
Other assets	845	1,604
Total assets	$570,275	$571,290

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt and trust preferred securities	$56,941	$74,274
Other liabilities	1,235	6,940
Shareholders' equity	512,099	490,076
Total liabilities and shareholders' equity	$570,275	$571,290

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(In thousands)	2022	2021	2020
Income
Dividends from subsidiaries	$—	$3,897	$7,537
Other income	1,130	35	13
Total Income	1,130	3,932	7,550

Expenses	7,333	15,391	3,715
(Loss) income before income tax and equity in undistributed earnings of subsidiaries	(6,203)	(11,459)	3,835
Income Tax Benefit	702	3,140	758
Equity in undistributed earnings of subsidiaries	60,307	37,638	21,616
Net Income	$54,806	$29,319	$26,209

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,806	$29,319	$26,209
Equity in undistributed earnings of subsidiaries	(60,307)	(37,638)	(21,616)
Stock based compensation	1,142	696	414
Amortization of debt issuance costs	26	26	32
Net change in other assets	759	(1,735)	89
Net change in other liabilities	(6,285)	13,356	9,687
Net cash (used in) provided by operating activities	(9,859)	4,024	14,815

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	—	(792)	—
Investment in subsidiary	(1,787)	(27,353)	(10,500)
Purchases of premises and equipment	—	—	—
Net cash used in investing activities	(1,787)	(28,145)	(10,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(12,735)	(8,872)	(6,504)
Employee and Director Stock Purchase Plans stock issuance	364	307	295
Proceeds from issuance of common stock	—	70,545	—
Treasury stock purchased	(2,957)	(128)	(1,795)
Riverview restricted stock (1)	776	—	—
Subordinated debt and trust preferred securities (redemption) issuance	(16,778)	(6,870)	17,510
Other, net	—	(283)	—
Net cash (used in) provided by financing activities	(31,330)	54,699	9,506
Net (decrease) increase in cash and cash equivalents	(42,976)	30,578	13,821
Cash and cash equivalents, beginning of year	44,825	14,247	426
Cash and cash equivalents, end of year	$1,849	$44,825	$14,247
(1) Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.

MID PENN BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2022, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. Management’s Report on Internal Controls over Financial Reporting is located on page 49 of this report and is incorporated herein by reference.
Our independent registered public accounting firm, RSM US LLP, also attested to, and reported on, the effectiveness of Mid Penn’s internal control over financial reporting as of December 31, 2022. RSM US LLP’s attestation report appears in Part II, Item 8, "Financial Statements and Supplemental Data."
Changes in Internal Controls over Financial Reporting
There have been no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item, relating to directors, executive officers, and control persons, is set forth under the captions "Executive Officers", "Information Regarding Director Nominees and Continuing Directors", "Delinquent Section 16(a) Reports", "Audit Committee Report", and "Governance of the Corporation" in Mid Penn’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item, relating to executive compensation, is set forth under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Potential Payments Upon Termination or Change In Control", "Information Regarding Director Nominees and Continuing Directors", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Pay Versus Performance" of Mid Penn’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders, which pages are incorporated herein by reference. In accordance with Items 402(v) and 407(e)(5) of Regulation S-K, the information set forth under the captions “Pay versus Performance” and “Compensation Committee Report” in such proxy statement will be deemed to be

MID PENN BANCORP, INC.
furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption "Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management" of Mid Penn’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders, which pages are incorporated herein by reference. All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock. Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.
The following table provides information related to equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	68,416	—	40,536
Equity compensation plans not approved by security holders	—	—	—
Total	68,416	—	40,536
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions "Certain Relationships and Related Transactions" and "Governance of the Corporation" of Mid Penn’s definitive proxy statement to be used in connection with the 2022 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption "Audit Committee Report" and "Proposal No. 5: Ratification of the Appointment of RSM US, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2023" of Mid Penn’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)Financial statements are incorporated by reference in Part II, Item 8 hereof.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

MID PENN BANCORP, INC.
(b)The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the Consolidated Financial Statements.
(c)The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

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

2.4
Agreement and Plan of Merger, dated as of December 20, 2022, by and between Brunswick Bancorp. and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on December 20, 2022.)

3(i)	The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended June 30, 2019).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2022.)

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed on September 13, 2021.)

10.1	Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joseph Paese dated September 6, 2022 - filed herewith.

10.2	Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joseph Paese dated September 6, 2022 - filed herewith.

10.3	Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Joseph Paese dated September 6, 2022 - filed herewith.

10.4
The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

10.5	Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan. (Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 27, 2014.)

10.6	Form of Mid Penn Bancorp, Inc. Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2018.)

10.7	Mid Penn Bancorp, Inc. Director Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8, filed with the SEC on June 8, 2017.)

10.8
Amended and Restated Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.9
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Allison Johnson dated September 6, 2022. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

MID PENN BANCORP, INC.

10.10
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Scott Micklewright dated September 6, 2022. (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.11
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Justin T. Webb dated September 6, 2022. (Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.12
Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi dated September 6, 2022. (Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.13
Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Allison Johnson dated September 6, 2022. (Incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.14
Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Scott Micklewright dated September 6, 2022. (Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.15
Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Justin T. Webb dated September 6, 2022. (Incorporated by reference to Exhibit 10.9 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.16
Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Rory G. Ritrievi dated September 6, 2022. (Incorporated by reference to Exhibit 10.11 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.17
Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Allison Johnson dated September 6, 2022. (Incorporated by reference to Exhibit 10.12 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.18
Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Scott Micklewright dated September 6, 2022. (Incorporated by reference to Exhibit 10.13 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.19
Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Justin T. Webb dated September 6, 2022. (Incorporated by reference to Exhibit 10.14 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.20	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)

10.21	Director Retirement Plan (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

MID PENN BANCORP, INC.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
ITEM 16. FORM 10-K SUMMARY
None.

MID PENN BANCORP, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
Chair, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 16, 2023

By:	/s/ Allison S. Johnson
Allison S. Johnson
Chief Financial Officer
(Principal Financial Officer)

Date:	March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

MID PENN BANCORP, INC.

By:	/s/ Rory G. Ritrievi	March 16, 2023
Rory G. Ritrievi
Chair, President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Allison S. Johnson	March 16, 2023
Allison S. Johnson
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Tracie D. Youngblood	March 16, 2023
Tracie D. Youngblood
Chief Accounting Officer (Principal Accounting Officer)

By:	/s/ Robert A. Abel	March 16, 2023
Robert A. Abel, Director

By:	/s/ Kimberly J. Brumbaugh	March 16, 2023
Kimberly J. Brumbaugh, Director

By:	/s/ Matthew G. DeSoto	March 16, 2023
Matthew G. DeSoto, Director

By:	/s/ Maureen M. Gathagan	March 16, 2023
Maureen M. Gathagan, Director

By:	/s/ Howard R. Greenawalt	March 16, 2023
Howard R. Greenawalt, Director

By:	/s/ Robert C. Grubic	March 16, 2023
Robert C. Grubic, Director

By:	/s/ Brian A. Hudson, Sr.	March 16, 2023
Brian A. Hudson, Sr., Director

By:	/s/ Bruce A. Kiefer	March 16, 2023
Bruce A. Kiefer, Director

By:	/s/ Gregory M. Kerwin	March 16, 2023
Gregory M. Kerwin, Director

By:	/s/ Theodore W. Mowery	March 16, 2023
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 16, 2023
John E. Noone, Director

By:	/s/ Noble C. Quandel, Jr.	March 16, 2023
Noble C. Quandel, Jr., Director

By:	/s/ David E. Sparks	March 16, 2023
David E. Sparks, Director

By:	/s/ William A. Specht, III	March 16, 2023
William A. Specht, Director