Form 10-Q
period 2023-03-31
MID PENN BANCORP INC
filed 2023-05-09
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, the registrant had 15,907,861 shares of common stock outstanding, par value $1.00 per share.

FORM 10-Q
Unless the context otherwise requires, the terms "Mid Penn", "Corporation" "we", "us", and "our" refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2014 Plan	2014 Restricted Stock Plan
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
Bank Merger	Merger of Brunswick Bank with and into Mid Penn Bank
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger/acquisition of Brunswick
Brunswick Bank	Brunswick Bank & Trust Company
CECL	Current Expected Credit Losses
DCF	Discounted Cash Flow
DRIP	Dividend Reinvestment Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	the Financing Corporation
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HFS	Held for Sale
HTM	Held to Maturity
LDA	Loss Driver Analysis
LIHTC	Low-Income Housing Tax Credits
Loans	Loans, net of unearned interest
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Brunswick with and into Mid Penn
Merger Agreement	Agreement and Plan of Merger between Mid Penn and Brunswick
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
N/M	Not meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OTTI	Other-than-temporary impairment
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PDR	Periodic default rate
PPP	Paycheck Protection Program
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview Financial Corporation
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate
SRC	Smaller Reporting Companies
TDR	Troubled Debt Restructuring
WSJP	Wall Street Journal Prime

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$51,158	$53,368
Interest-bearing balances with other financial institutions	4,996	4,405
Federal funds sold	6,017	3,108
Total cash and cash equivalents	62,171	60,881
Investment securities:
HTM, at amortized cost (fair value $352,454 and $348,505)	396,784	399,494
AFS, at fair value	236,609	237,878
Equity securities available for sale, at fair value	438	430
Loans held for sale, at fair value	2,677	2,475
Loans, net of unearned interest	3,611,347	3,514,119
Less: ACL - Loans	(31,265)	(18,957)
Net loans	3,580,082	3,495,162

Premises and equipment, net	34,191	34,471
Operating lease right of use asset	8,414	8,798
Finance lease right of use asset	2,862	2,907
Cash surrender value of life insurance	50,928	50,674
Restricted investment in bank stocks	8,041	8,315
Accrued interest receivable	19,205	18,405
Deferred income taxes	15,548	13,674
Goodwill	114,231	114,231
Core deposit and other intangibles, net	6,916	7,260
Foreclosed assets held for sale	248	43
Other assets	44,120	42,856
Total Assets	$4,583,465	$4,497,954

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$797,038	$793,939
Interest-bearing transaction accounts	2,197,216	2,325,847
Time	883,827	658,545
Total Deposits	3,878,081	3,778,331

Short-term borrowings	88,000	102,647
Long-term debt	4,316	4,409
Subordinated debt	56,794	56,941
Operating lease liability	9,270	9,725
Accrued interest payable	5,809	2,303
Other liabilities	30,402	31,499
Total Liabilities	4,072,672	3,985,855

Shareholders' Equity:
Common stock, par value $1.00 per share; 20,000,000 shares authorized; 16,098,354 issued at March 31, 2023 and 16,094,486 at December 31, 2022; 15,890,011 outstanding at March 31, 2023 and 15,886,143 at December 31, 2022	16,098	16,094
Additional paid-in capital	387,332	386,987
Retained earnings	129,617	133,114
Accumulated other comprehensive loss	(17,374)	(19,216)
Treasury stock, at cost; 208,343 shares at March 31, 2023 and December 31, 2022	(4,880)	(4,880)
Total Shareholders’ Equity	510,793	512,099
Total Liabilities and Shareholders' Equity	$4,583,465	$4,497,954
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
INTEREST INCOME
Loans, including fees	$45,865	$35,016
Investment securities:
Taxable	3,874	1,953
Tax-exempt	389	336
Other interest-bearing balances	53	13
Federal funds sold	45	314
Total Interest Income	50,226	37,632
INTEREST EXPENSE
Deposits	12,001	2,294
Short-term borrowings	1,490	—
Long-term and subordinated debt	686	924
Total Interest Expense	14,177	3,218
Net Interest Income	36,049	34,414
Provision for credit losses - loans	490	500
Net Interest Income After Provision for Credit Losses - Loans	35,559	33,914
NONINTEREST INCOME
Fiduciary and wealth management	1,236	1,052
ATM debit card interchange	1,056	1,057
Service charges on deposits	435	684
Mortgage banking	384	529
Mortgage hedging	20	566
Net loss on sales of SBA loans	—	(9)
Earnings from cash surrender value of life insurance	254	246
Other	940	1,625
Total Noninterest Income	4,325	5,750
NONINTEREST EXPENSE
Salaries and employee benefits	13,844	13,244
Software licensing and utilization	1,946	2,106
Occupancy, net	1,886	1,799
Equipment	1,251	1,011
Shares tax	899	920
Legal and professional fees	800	639
ATM/card processing	493	517
Intangible amortization	344	481
FDIC Assessment	340	591
Gain on sale or write-down of foreclosed assets, net	—	(16)
Merger and acquisition	224	—
Post-acquisition restructuring	—	329
Other	4,043	4,124
Total Noninterest Expense	26,070	25,745
INCOME BEFORE PROVISION FOR INCOME TAXES	13,814	13,919
Provision for income taxes	2,587	2,565
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,227	$11,354

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.71	$0.71
Diluted Earnings Per Common Share	$0.70	$0.71
Weighted-average basic shares outstanding	15,886,186	15,957,864
Weighted-average diluted shares outstanding	15,931,121	15,977,936
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2023	2022
Net income	$11,227	$11,354

Other comprehensive income (loss):

Unrealized gains (losses) arising during the period on available for sale securities, net of income tax (cost) benefit of ($526) and $1,390, respectively. (1)	1,977	(5,230)

Unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges, net of income tax benefit of $34 and $0, respectively. (1)	(128)	—

Change in defined benefit plans, net of income taxes of $1 and $33, respectively (1), (2)	5	127

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax benefit of $3 and $0, respectively (1), (3)	(12)	(1)

Total other comprehensive income (loss)	1,842	(5,104)

Total comprehensive income	$13,069	$6,250

(1)The income tax impacts of the components of other comprehensive income are calculated using the 21% statutory tax rate for March 31, 2023 and 2022.
(2)The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(3)The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within total noninterest income. See "Note 11 – Postretirement Benefit Plans," for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2023	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099
Net income	—	—	—	11,227	—	—	11,227
Total other comprehensive income, net of taxes	—	—	—	—	1,842	—	1,842
Common stock cash dividends declared - $0.20 per share	—	—	—	(3,176)	—	—	(3,176)
Impact of adopting CECL (1)	—	—	—	(11,548)	—	—	(11,548)
Employee Stock Purchase Plan	2,217	2	55	—	—	—	57
Director Stock Purchase Plan	1,651	2	41	—	—	—	43
Restricted stock activity	—	—	249	—	—	—	249
Balance, March 31, 2023	16,098,354	$16,098	$387,332	$129,617	$(17,374)	$(4,880)	$510,793

Balance, January 1, 2022	16,056,282	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076
Net income	—	—	—	11,354	—	—	11,354
Total other comprehensive loss, net of taxes	—	—	—	—	(5,104)	—	(5,104)
Common stock cash dividends declared - $0.20 per share	—	—	—	(3,191)	—	—	(3,191)
Riverview restricted stock adjustment	—	—	776	—	—	—	776
Employee Stock Purchase Plan	1,710	2	44	—	—	—	46
Director Stock Purchase Plan	1,377	1	35	—	—	—	36
Restricted stock activity	—	—	168	—	—	—	168
Balance, March 31, 2022	16,059,369	$16,059	$385,765	$99,206	$(4,946)	$(1,923)	$494,161
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" effective January 1, 2023. See "Note 1 - Summary of Significant Accounting Policies" for further details.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating Activities:
Net Income	$11,227	$11,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	490	500
Depreciation	1,202	966
Amortization of intangibles	344	481
Net amortization of security discounts/premiums	127	197
Noncash operating lease expense	509	419
Amortization of finance lease right of use asset	45	45
Earnings on cash surrender value of life insurance	(254)	(246)
Mortgage loans originated for sale	(24,615)	(10,488)
Proceeds from sales of mortgage loans originated for sale	24,797	15,057
Gain on sale of mortgage loans	(384)	(529)
SBA loans originated for sale	—	(669)
Proceeds from sales of SBA loans originated for sale	—	721
Loss on sale of SBA loans	—	9
Gain on sale of property, plant, and equipment	(31)	(45)
Loss on sale of bank premises and equipment held for sale	—	809
Write-off of bank premises and equipment held for sale	—	705
Accretion of subordinated debt	(147)	(140)
Stock compensation expense	249	168
Change in deferred income tax benefit	706	321
Increase accrued interest receivable	(800)	(256)
Decrease (increase) in other assets	775	(1,749)
Increase in accrued interest payable	3,506	276
Decrease in operating lease liability	(580)	(555)
Decrease in other liabilities	(4,217)	(6,438)
Net Cash Provided By Operating Activities	12,949	10,913

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	3,743	1,478
Purchases of available-for-sale securities	—	(90,330)
Proceeds from the maturity or call of held-to-maturity securities	2,611	5,898
Purchases of held-to-maturity securities	—	(39,928)
Stock dividends of FHLB and other bank stock	110	—
Reduction of restricted investment in bank stock	164	1,497
Net (increase) decrease in loans	(97,156)	(17,271)
Purchases of bank premises and equipment	(922)	(1,372)
Proceeds from the sale of premises and equipment	31	71
Net change in investments in tax credits and other partnerships	(2,174)	(4,376)
Net Cash Used In Investing Activities	(93,593)	(144,333)

Financing Activities:
Net increase (decrease) in deposits	99,750	(12,979)
Common stock dividends paid	(3,176)	(3,191)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	100	82
Riverview restricted stock (1)	—	776
Net change in finance lease liability	(23)	(22)
Net change in short-term borrowings	(14,647)	—
Long-term debt repayment	(70)	(6,567)
Net Cash Provided by (Used In) Financing Activities	81,934	(21,901)

Net increase (decrease) in cash and cash equivalents	1,290	(155,321)
Cash and cash equivalents, beginning of period	60,881	913,752
Cash and cash equivalents, end of period	$62,171	$758,431

MID PENN BANCORP, INC.

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,671	$2,942

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$125	$115
Recognition of operating lease liabilities	125	115
Obsolete Riverview asset write-off	—	705
Loans transferred to foreclosed assets held for sale	205	125
(1) Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and five nonbank subsidiaries, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC and MPB Risk Services, LLC, MPB Launchpad Fund I, LLC and MPB Charitable Foundation Inc. As of March 31, 2023, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the March 31, 2022 and December 31, 2022 balances have been reclassified, when necessary, to conform to the 2023 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report").
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
CECL Adoption and Updated Significant Accounting Policy

On January 1, 2023, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC Topic 842.

The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, net of investments in leases and OBS credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred loss methodology. The Corporation recorded an overall increase of $15.0 million to the ACL on January 1, 2023 as a result of the adoption of CECL. Retained earnings decreased $11.5 million and deferred tax assets increased by $3.1 million. Included in the $15.0 million increase to the ACL was $3.1 million for certain OBS credit exposures that were previously recognized in other liabilities before the adoption of CECL.

On January 1, 2023, the Corporation adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification ("ASC") Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. See "Note 4 - Loans and Allowance for Credit Losses - Loans" for the new financial statement disclosures applicable under this update.
The updates to the significant accounting policies related to CECL are further discussed in "Note 3 - Investment Securities", "Note 4 - Loans and Allowance for Credit Losses - Loans" and "Note 8 - Commitments and Contingencies".

MID PENN BANCORP, INC.

All other significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the Corporation’s 2022 Annual Report. Those significant accounting policies are unchanged at March 31, 2023.
Accounting Standards Pending Adoption
ASU No. 2023-02: The FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.
The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and must be applied on either a modified retrospective or a retrospective basis. Early adoption is permitted in any interim period, however if adopted in an interim period the entity shall adopt the amendments in this update as of the beginning of the fiscal year that includes the interim period. The Corporation does not expect the adoption of ASU No. 2023-02 to have a material impact on its consolidated financial statements.
Note 2 - Business Combination
Brunswick Acquisition
On December 20, 2022, Mid Penn entered into a Merger Agreement with Brunswick pursuant to which Brunswick will be merged with and into Mid Penn bank with Mid Penn being the surviving corporation in the Merger. Immediately following consummation of the Merger, Brunswick Bank, a wholly-owned subsidiary of Brunswick, will be merged with and into Mid Penn Bank, a wholly-owned subsidiary of Mid Penn, with Mid Penn Bank being the surviving bank in the Bank Merger. The Merger Agreement was approved by the boards of directors and shareholders of Mid Penn and Brunswick. See "Form 8-K filed on December 20, 2022," for additional details.

Under the terms of the Merger Agreement, shareholders of Brunswick will have the right to elect to receive, subject to adjustment and proration as described in the Merger Agreement, either (A) 0.598 shares of Mid Penn common stock or (B) Eighteen Dollars ($18.00) for each share of Brunswick common stock they own. On April 25, 2023, Mid Penn and Brunswick issued a joint press release announcing the receipt of all bank regulatory and shareholder approvals required to consummate the merger of Brunswick into Mid Penn. The transaction is expected to close in May 2023.
Note 3 - Investment Securities
FASB ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," was adopted by Mid Penn on January 1, 2023. ASU 2016-13 introduces the CECL methodology for estimating allowances for credit losses. ASU 2016-13 applies to all financial instruments carried at amortized cost, including HTM securities, and makes targeted improvements to the accounting for credit losses on AFS securities.
In order to comply with ASU 2016-13, Mid Penn conducted a review of its investment portfolio and determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero. This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. The reasons behind the adoption of the zero-credit loss assumption are as follows:
•High credit rating
•Long history with no credit losses
•Guaranteed by a sovereign entity
•Widely recognized as "risk-free rate"
•Can print its own currency
•Currency is routinely held by central banks, used in international commerce, and commonly viewed as reserve currency

MID PENN BANCORP, INC.

•Currently under the U.S. Government conservatorship or receivership
Mid Penn will continuously monitor any changes in economic conditions, credit downgrades, changes to explicit or implicit guarantees granted to certain debt issuers, and any other relevant information that would indicate potential credit deterioration and prompt Mid Penn to reconsider its zero-credit loss assumption.
At the date of adoption, Mid Penn’s estimated allowance for credit losses on AFS and HTM securities under ASU 2016-13 was deemed immaterial due to the composition of these portfolios. Both portfolios consist primarily of U.S. government agency guaranteed mortgage-backed securities for which the risk of loss is minimal. Therefore, Mid Penn did not recognize a cumulative effect adjustment through retained earnings related to the AFS and HTM securities.
AFS Securities
ASU 2016-13 makes targeted improvements to the accounting for credit losses on AFS securities. The concept of other-than-temporarily impaired has been replaced with the allowance for credit losses. Unlike HTM securities, AFS securities are evaluated on an individual level and pooling of securities is not allowed.
Quarterly, Mid Penn evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Mid Penn performs further analysis as outlined below:
•Review the extent to which the fair value is less than the amortized cost and observe the security’s lowest credit rating as reported by third-party credit ratings companies.
•The securities that violate the credit loss triggers above would be subjected to additional analysis that may include, but is not limited to: changes in market interest rates, changes in securities credit ratings, security type, service area economic factors, financial performance of the issuer/or obligor of the underlying issue and third-party guarantee.
•If Mid Penn determines that a credit loss exists, the credit portion of the allowance will be measured using a DCF analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss Mid Penn records will be limited to the amount by which the amortized cost exceeds the fair value.
The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by a reputable third-party.
At March 31, 2023, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At March 31, 2023, accrued interest receivable totaled $1.0 million for AFS securities and was reported in other assets on the accompanying Consolidated Balance Sheet.
HTM Securities
ASU 2016-13 requires institutions to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risks exist. Mid Penn uses several levels of segmentation in order to measure expected credit losses:
•The portfolio is segmented into agency and non-agency securities.
•The non-agency securities are separated into state and political subdivision obligations and corporate debt securities.
Each individual segment is categorized by third-party credit ratings.
As discussed above, Mid Penn has determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero, which include debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. This assumption will be reviewed and attested to quarterly.

MID PENN BANCORP, INC.

At March 31, 2023, Mid Penn’s HTM securities totaled $396.8 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2023.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At March 31, 2023, accrued interest receivable totaled $2.2 million for HTM securities and was reported in other assets on the accompanying Consolidated Balance Sheet.
At March 31, 2023, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at March 31, 2023.
The amortized cost and estimated fair value of investment securities for the periods presented:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,554	$—	$1,304	$35,250
Mortgage-backed U.S. government agencies	182,196	—	16,592	165,604
State and political subdivision obligations	4,349	—	652	3,697
Corporate debt securities	35,471	—	3,413	32,058
Total available-for-sale debt securities	258,570	—	21,961	236,609
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,703	$—	$30,853	$214,850
Mortgage-backed U.S. government agencies	49,050	—	6,061	42,989
State and political subdivision obligations	87,048	33	6,324	80,757
Corporate debt securities	14,983	—	1,125	13,858
Total held-to-maturity debt securities	396,784	33	44,363	352,454
Total	$655,354	$33	$66,324	$589,063

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,528	$—	$1,614	$34,914
Mortgage-backed U.S. government agencies	185,993	—	19,078	166,915
State and political subdivision obligations	4,354	—	815	3,539
Corporate debt securities	35,467	—	2,957	32,510
Total available-for-sale debt securities	$262,342	$—	$24,464	$237,878
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,671	$—	$34,834	$210,837
Mortgage-backed U.S. government agencies	50,710	—	6,676	44,034
State and political subdivision obligations	87,125	—	8,345	78,780
Corporate debt securities	15,988	—	1,134	14,854
Total held-to-maturity debt securities	399,494	—	50,989	348,505
Total	$661,836	$—	$75,453	$586,383
Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of instruments of a similar type, credit quality and structure,

MID PENN BANCORP, INC.

adjusted for differences between the quoted instruments and the instruments being valued. See "Note 7 - Fair Value Measurement," for additional information.
Investment securities having a fair value of $376.2 million at March 31, 2023 and $338.8 million at December 31, 2022 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $183.5 million as of March 31, 2023 and $189.0 million as of December 31, 2022.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
March 31, 2023	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	15	$28,440	$615	4	$6,810	$689	19	$35,250	$1,304
Mortgage-backed U.S. government agencies	35	77,144	2,903	58	88,460	13,689	93	165,604	16,592
State and political subdivision obligations	—	—	—	8	3,697	652	8	3,697	652
Corporate debt securities	9	17,768	1,452	7	11,040	1,961	16	28,808	3,413
Total available-for-sale debt securities	59	$123,352	$4,970	77	$110,007	$16,991	136	$233,359	$21,961

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	23	38,341	1,272	122	176,509	29,581	145	214,850	30,853
Mortgage-backed U.S. government agencies	5	875	33	59	42,114	6,028	64	42,989	6,061
State and political subdivision obligations	73	26,077	576	114	48,360	5,748	187	74,437	6,324
Corporate debt securities	2	2,760	232	6	7,149	893	8	9,909	1,125
Total held-to-maturity debt securities	103	68,053	2,113	301	274,132	42,250	404	342,185	44,363
Total	162	$191,405	$7,083	378	$384,139	$59,241	540	$575,544	$66,324

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2022	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	19	$34,914	$1,614	—	$—	$—	19	$34,914	$1,614
Mortgage-backed U.S. government agencies	69	131,879	11,876	24	35,036	7,202	93	166,915	19,078
State and political subdivision obligations	6	2,521	671	2	1,018	144	8	3,539	815
Corporate debt securities	12	25,063	2,153	4	4,196	804	16	29,259	2,957
Total available-for-sale securities	106	194,377	16,314	30	40,250	8,150	136	234,627	24,464

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	54	$84,946	$10,093	91	$125,891	$24,741	145	$210,837	$34,834
Mortgage-backed U.S. government agencies	40	13,866	1,071	24	30,168	5,605	64	44,034	6,676
State and political subdivision obligations	185	73,735	7,413	18	4,616	932	203	78,351	8,345
Corporate debt securities	4	5,721	317	5	5,182	817	9	10,903	1,134
Total held to maturity securities	283	178,268	18,894	138	165,857	32,095	421	344,125	50,989
Total	389	$372,645	$35,208	168	$206,107	$40,245	557	$578,752	$75,453
There were no gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2023 and 2022.

MID PENN BANCORP, INC.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
March 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$250	$250	$3,339	$3,322
Due after 1 year but within 5 years	42,815	41,209	92,148	87,515
Due after 5 years but within 10 years	30,444	27,141	210,891	183,926
Due after 10 years	2,865	2,405	41,356	34,702
	76,374	71,005	347,734	309,465
Mortgage-backed securities	182,196	165,604	49,050	42,989
	$258,570	$236,609	$396,784	$352,454
Note 4 - Loans and Allowance for Credit Losses - Loans
Mid Penn adopted the amendments of FASB ASU 2016-13, on January 1, 2023. The amendments of ASU 2016-13 created FASB ASC Topic 326, "Financial Instruments – Credit Losses," which, among other things, replace much of the guidance and disclosures previously provided in FASB ASC Topic 310, "Receivables." The guidance in FASB ASC Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses. In accordance with FASB ASC Subtopic 326-20, "Financial Instruments – Credit Losses – Measured at Amortized Cost," Mid Penn has developed an ACL methodology effective January 1, 2023, which replaces its previous allowance for loan losses methodology. See the section captioned "Allowance for Credit Losses, effective January 1, 2023" within this note for additional information regarding Mid Penn’s ACL. Mid Penn adopted FASB ASC Topic 326 using the modified retrospective approach prescribed by the amendments of ASU 2016-13; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	March 31, 2023	December 31, 2022
Commercial real estate (1)	$1,899,168	$2,052,934
Commercial and industrial	605,610	596,042
Construction	486,172	441,246
Residential mortgage (1)	612,427	416,221
Consumer	7,970	7,676
Total loans	$3,611,347	$3,514,119
(1) In accordance with the guidance in FASB ASC Topic 326, Mid Penn redefined its loan portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. As such, $181.9 million of loans were reclassified from Commercial real estate to Residential mortgage upon adoption of CECL on January 1, 2023. Prior periods were not reclassified.
Total loans are stated at the amount of unpaid principle, adjusted for net deferred fees and costs. Net deferred loan fees of $4.1 million and $3.9 million reduced the carrying value of loans as of March 31, 2023 and December 31, 2022, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. At March 31, 2023, accrued interest receivable for loans totaled $15.9 million with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.

MID PENN BANCORP, INC.

Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of March 31, 2023 and December 31, 2022, are summarized as follows:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
March 31, 2023
Commercial real estate	$1,849	$60	$3,000	$4,909	$1,894,259	$1,899,168	$—
Commercial and industrial	616	148	1,434	2,198	603,412	605,610	—
Construction	1,580	—	2,257	3,837	482,335	486,172	—
Residential mortgage	3,367	125	1,959	5,451	606,976	612,427	7
Consumer	40	1	—	41	7,929	7,970	—
Total	$7,452	$334	$8,650	$16,436	$3,594,911	$3,611,347	$7

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2022
Commercial real estate	$1,792	$—	$1,438	$3,230	$2,047,167	$2,050,397	$—
Commercial and industrial	1,808	3	1,854	3,665	592,377	596,042	654
Construction	2,258	—	—	2,258	438,988	441,246	—
Residential mortgage	3,826	955	670	5,451	409,630	415,081	—
Consumer	44	19	—	63	7,613	7,676	—
Loans acquired with credit deterioration:
Commercial real estate	78	—	826	904	1,633	2,537	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Residential mortgage	223	228	241	692	448	1,140	—
Consumer	—	—	—	—	—	—	—
Total	$10,029	$1,205	$5,029	$16,263	$3,497,856	$3,514,119	$654
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms in no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023			December 31, 2022
	Non-accrual Loans			Total non-accrual Loans
(In thousands)	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$462	$6,202	$6,664	$4,864
Commercial and industrial	1,241	193	1,434	1,222
Construction	—	2,257	2,257	—
Residential mortgage	96	2,812	2,908	1,698
Consumer	—	262	262	411
	$1,799	$11,726	$13,525	$8,195

MID PENN BANCORP, INC.

The amount of interest income recognized on nonaccrual loans was approximately $182 thousand and $257 thousand during the three months ended March 31, 2023 and 2022, respectively.
Credit Quality Indicators
Mid Penn categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. On a minimum of a quarterly basis, Mid Penn analyzes loans individually to classify the loans as to their credit risk. The following table present risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal.

MID PENN BANCORP, INC.

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Commercial real estate
Pass	$68,074	$500,219	$287,476	$279,492	$185,711	$521,638	$28,383	$1,870,993
Special mention	—	—	—	—	—	8,952	—	8,952
Substandard or lower	—	—	—	1,148	988	16,794	293	19,223
Total commercial real estate	68,074	500,219	287,476	280,640	186,699	547,384	28,676	1,899,168
Gross charge offs	—	—	—	—	—	(16)	—	(16)
Net charge offs	—	—	—	—	—	(16)	—	(16)
Commercial and industrial
Pass	43,415	120,182	91,301	42,947	54,784	65,984	171,458	590,071
Special mention	—	352	43	—	—	2,366	3,630	6,391
Substandard or lower	—	—	—	—	6,122	1,931	1,095	9,148
Total commercial and industrial	43,415	120,534	91,344	42,947	60,906	70,281	176,183	605,610
Gross charge offs	—	—	—	(111)	—	—	—	(111)
Net charge offs	—	—	—	(111)	—	—	—	(111)
Construction
Pass	24,152	185,866	164,384	49,764	11,076	21,531	27,143	483,916
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	2,256	—	2,256
Total construction	24,152	185,866	164,384	49,764	11,076	23,787	27,143	486,172
Residential mortgage
Performing	33,493	123,202	75,607	81,379	23,143	196,827	75,607	609,258
Non-performing	—	—	—	211	—	2,942	16	3,169
Total residential mortgage	33,493	123,202	75,607	81,590	23,143	199,769	75,623	612,427
Gross charge offs	—	—	—	—	—	(4)	—	(4)
Current period recoveries	—	—	—	—	—	30	—	30
Net recoveries	—	—	—	—	—	26	—	26
Consumer
Performing	342	1,160	982	449	327	1,221	3,489	7,970
Non-performing	—	—	—	—	—	—	—	—
Total consumer	342	1,160	982	449	327	1,221	3,489	7,970
Gross charge offs	(16)	—	(3)	—	—	—	—	(19)
Current period recoveries	7	—	—	—	—	—	—	7
Net charge offs	(9)	—	(3)	—	—	—	—	(12)
Total
Pass	$135,641	$806,267	$543,161	$372,203	$251,571	$609,153	$226,984	$2,944,980
Special mention	—	352	43	—	—	11,318	3,630	15,343
Substandard or lower	—	—	—	1,148	7,110	20,981	1,388	30,627
Performing	33,835	124,362	76,589	81,828	23,470	198,048	79,096	617,228
Nonperforming	—	—	—	211	—	2,942	16	3,169
Total	$169,476	$930,981	$619,793	$455,390	$282,151	$842,442	$311,114	$3,611,347

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of March 31, 2023 and December 31, 2022.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, the Corporation elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Corporation records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.
Allowance for Credit Losses, effective January 1, 2023

Mid Penn’s ACL - loans methodology is based upon guidance within FASB ASC Subtopic 326-20, as well as regulatory guidance from its the FDIC, primary federal regulator. The ACL - loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the loan portfolio is continuously monitored by management and is reflected within the ACL - loans. The ACL - loans is an estimate of expected losses inherent within Mid Penn’s existing loan portfolio. The ACL - loans is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.
The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Mid Penn’s loan portfolio segments. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense.
Mid Penn estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Mid Penn uses a third-party software application to calculate the quantitative portion of the ACL using a methodology and assumptions specific to each loan pool. The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Mid Penn as a whole, as well as specific loans. Factors considered include the following: lending process, concentrations of credit, and credit quality. The quantitative and qualitative portions of the allowance are added together to determine the total ACL, which reflects management’s expectations of future conditions based on reasonable and supportable forecasts.
The methodology for estimating the amount of expected credit losses reported in the ACL has two basic components: a collective, or pooled, component for estimated expected credit losses for pools of loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. In estimating the ACL for the collective component, loans are segregated into loan pools based on loan purpose codes and similar risk characteristics.
The commercial real estate and residential mortgage loan portfolio segments include loans for both commercial and residential properties that are secured by real estate. The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and, if applicable, guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral, availability of permanent financing, maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type. The borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting. Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance in addition to analysis of the proposed project for income-producing properties. Additional support offered by guarantors is also considered when applicable. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.
The commercial and industrial loan portfolio segment includes commercial loans made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory, equipment and fixed asset purchases that are secured by those assets and term financing for those within Mid Penn’s

MID PENN BANCORP, INC.

geographic markets. Mid Penn’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information and evaluation of underlying collateral to support the credit.
The consumer loan portfolio segment is comprised of loans which are underwritten after evaluating a borrower’s capacity, credit and collateral. Several factors are considered when assessing a borrower’s capacity, including the borrower’s employment, income, current debt, assets and level of equity in the property. Credit is assessed using a credit report that provides credit scores and the borrower’s current and past information about their credit history. Loan-to-value and debt-to-income ratios, loan amount and lien position are also considered in assessing whether to originate a loan. These borrowers are particularly susceptible to downturns in economic trends, such as conditions that negatively affect housing prices and demand and levels of unemployment.
Mid Penn utilizes a DCF method to estimate the quantitative portion of the allowance for credit losses for loan pools. The DCF is based off of historical losses, including peer data, which is correlated to national unemployment and GDP.
The PD and LGD measures are used in conjunction with prepayment data as inputs into the DCF model to calculate the cash flows at the individual loan level. Contractual cash flows based on loan terms are adjusted for PD, LGD and prepayments to derive loss cash flows. These loss cash flows are discounted by the loan’s coupon rate to arrive at the discounted cash flow based quantitative loss. The prepayment studies are updated quarterly by a third-party for each applicable pool.
Mid Penn determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the LHFI portfolio extend beyond this forecast period, Mid Penn uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.
Qualitative factors used in the ACL methodology include the following:
•Lending process
•Concentrations of credit
•Credit Quality
The ACL for individual loans, such as non-accrual and PCD, that do not share risk characteristics with other loans is measured as the difference between the discounted value of expected future cash flows, based on the effective interest rate at origination, and the amortized cost basis of the loan, or the net realizable value. The ACL is the difference between the loan’s net realizable value and its amortized cost basis (net of previous charge-offs and deferred loan fees and costs), except for collateral-dependent loans. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the "as is" value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on a regular basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Mid Penn’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of the expected credit loss is charged off.
Mid Penn may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, Mid Penn takes into consideration loan grades, past due and nonaccrual status. The Corporation may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or

MID PENN BANCORP, INC.

amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the PCL. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan.
Loans are charged off against the ACL, with any subsequent recoveries credited back to the ACL account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.
The following table presents the activity in the ACL - loans by portfolio segment for the three months ended March 31, 2023:

(In thousands)	Commercial real estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Unallocated	Total
Balance at December 31, 2022	$13,142	$4,593	$—	$1,319	$29	$(126)	$18,957
Impact of adopting CECL	288	6,600	3,201	1,562	154	126	11,931
Loans charged off	(16)	(111)	—	(4)	(19)	—	(150)
Recoveries	—	—	—	30	7	—	37
Net loans (charged off) recovered	(16)	(111)	—	26	(12)	—	(113)
Provision for credit losses	(102)	187	430	(33)	8	—	490
Balance at March 31, 2023	$13,312	$11,269	$3,631	$2,874	$179	$—	$31,265
The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of March 31, 2023:

(In thousands)	ACL - Loans			Loans
March 31, 2023	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial Real Estate	$13,175	$137	$13,312	$1,892,504	$6,664	$1,899,168
Commercial & Industrial	10,587	682	11,269	604,176	1,434	605,610
Construction	3,631	—	3,631	483,916	2,256	486,172
Residential Mortgage	2,868	6	2,874	608,872	3,555	612,427
Consumer	179	—	179	7,970	—	7,970
Total	$30,440	$825	$31,265	$3,597,438	$13,909	$3,611,347

MID PENN BANCORP, INC.

Allowance for Credit Losses, prior to January 1, 2023
The following table summarizes the allowance and recorded investments in loans receivable:

(In thousands)
As of, and for the three months ended, March 31, 2022	Commercial Real Estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Unallocated	Total
Allowance for loan and lease losses:
Beginning balance,
January 1, 2022	$9,415	$3,439	$38	$1,019	$2	$684	$14,597
Charge-offs	—	—	—	—	(57)	—	(57)
Recoveries	65	13	24	1	4	—	107
Provisions	511	359	(21)	25	53	(427)	500
Ending balance, March 31, 2022	9,991	3,811	41	1,045	2	257	15,147
Individually evaluated for impairment	114	75	—	—	—	—	189
Collectively evaluated for impairment	$9,877	$3,736	$41	$1,045	$2	$257	$14,958

Loans Receivable
Ending Balance	$1,722,668	$586,444	$382,131	$418,830	$11,458	$—	$3,121,531
Individually Evaluated for impairment	1,101	523	—	1,437	—	—	3,061
Acquired with credit deterioration	2,109	—	1,221	1,370	—	—	4,700
	$1,719,458	$585,921	$380,910	$416,023	$11,458	$—	$3,113,770
The information presented in the designated internal risk categories by portfolio segment table presented above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, internal credit risk ratings, for the indicated loan portfolio segments as of December 31, 2022:

(In thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Commercial real estate	$2,018,088	$12,325	$22,521	$2,052,934
Commercial and industrial	582,540	4,212	9,290	596,042
Construction	438,990	2,256	—	441,246
Residential mortgage	409,259	3,104	3,858	416,221
Consumer	7,676	—	—	7,676
Total loans	$3,456,553	$21,897	$35,669	$3,514,119
Modifications to Borrowers Experiencing Financial Difficulty
From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, or a combination thereof, among other things.

MID PENN BANCORP, INC.

Information as of or for the three months ended March 31, 2023 related to loans modified (by type of modification) in the preceding twelve months, respectively, whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(In thousands)	Interest Only	Combination: Interest Only and Term Extension
March 31, 2023
Commercial real estate	$51	$180
	$51	$180
Note 5 - Derivative Financial Instruments
The Corporation manages its exposure to certain interest rate risks through the use of derivatives, however, none are entered into for speculative purposes. During the first quarter of March 31, 2023, Mid Penn entered into outstanding derivative contracts designated as hedges. As of and December 31, 2022, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
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
Loan-level Interest Rate Swaps
Mid Penn enters into loan-level interest rate swaps with certain qualifying, creditworthy commercial loan customers to meet their interest rate risk management needs. Mid Penn simultaneously enters into parallel interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of the offsetting customer and dealer counterparty swap agreements is that the customer pays a fixed rate of interest and Mid Penn receives a floating rate. Mid Penn’s loan-level interest rate swaps are considered derivatives, but are not accounted for using hedge accounting.
Cash Flow Hedges of Interest Rate Risk

The Corporation’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation primarily uses interest rate swaps as part of its interest rate risk management strategy. During the first quarter of 2023, the Corporation entered into interest rate swaps designated as cash flow hedges to hedge the cash flows associated with existing brokered CDs.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the Corporation’s variable-rate liabilities. During the next twelve months, the Corporation estimates that an additional $919 thousand will be reclassified as a decrease to interest expense.

MID PENN BANCORP, INC.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	March 31, 2023		December 31, 2022
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive Fair Values	$4,830	$40	$274	$3
Negative Fair Values	1,962	(6)	5,252	(40)
Forward Commitments
Positive Fair Values	1,474	22	4,750	43
Negative Fair Values	312	—	—	—
Interest Rate Swaps with Customers
Positive Fair Values	24,463	655	16,650	164
Negative Fair Values	104,827	(9,607)	107,145	(11,533)
Interest Rate Swaps with Counterparties
Positive Fair Values	104,827	9,607	107,145	11,533
Negative Fair Values	24,463	(655)	16,650	(164)
Interest Rate Swaps used in Cash Flow Hedges
Positive Fair Values	75,000	172	—	—
Negative Fair Values	25,000	(253)	—	—
The following table presents derivative financial instruments and the amount of the net fair value gains (losses) recognized within other noninterest income on the Consolidated Statement of Income:

	Three months ended
(In thousands)	March 31, 2023	March 31, 2022
Interest Rate Lock Commitments	$71	$(187)
Forward Commitments	(51)	753
Total	$20	$566
The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

(In thousands)	Amount of Loss Recognized in OCI on Derivative	Amount of Loss Recognized in OCI Included Component	Amount of Loss Recognized in OCI Excluded Component	Location of Loss recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Expense Included Component	Amount of Gain (Loss) Reclassified from AOCI into Expense Excluded Component
Derivatives in Cash Flow Hedging Relationships:
Balance at March 31, 2023
Interest Rate Swaps	$(163)	$(163)	$—	Interest Expense	$81	$81	$—

MID PENN BANCORP, INC.

The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below:

(In thousands)	March 31, 2023	December 31, 2022
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized (1)	$10,262	$11,697
Gross amounts offset (2)	10,262	11,697
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral (3)	1,600	1,600
Net Amounts	$1,600	$1,600
(1) Included in other assets on the Consolidated Balance Sheet.
(2) Included in other liabilities on the Consolidated Balance Sheet.
(3) Included in cash and due from banks on the Consolidated Balance Sheet.
Note 6 - Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at December 31, 2022	$(19,327)	$—	$111	$(19,216)
OCI before reclassifications	1,977	(128)	5	1,854
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at March 31, 2023	$(17,350)	$(128)	$104	(17,374)

Balance at December 31, 2021	$(255)	$—	$413	$158
OCI before reclassifications	(5,230)	—	127	(5,103)
Amounts reclassified from AOCI	—	—	(1)	(1)
Balance at March 31, 2022	$(5,485)	$—	$539	$(4,946)
Note 7 - Fair Value Measurement
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
There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2023 or the year ended December 31, 2022.

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$35,250	$—	$35,250
Mortgage-backed U.S. government agencies	—	165,604	—	165,604
State and political subdivision obligations	—	3,697	—	3,697
Corporate debt securities	—	32,058	—	32,058
Equity securities	438	—	—	438
Loans held for sale	—	2,677	—	2,677
Other assets:
Derivative assets	—	10,496	—	10,496
Total	$438	$249,782	$—	$250,220

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$34,914	$—	$34,914
Mortgage-backed U.S. government agencies	—	166,915	—	166,915
State and political subdivision obligations	—	3,539	—	3,539
Corporate debt securities	—	32,510	—	32,510
Equity securities	430	—	—	430
Loans held for sale	—	2,475	—	2,475
Other assets:
Derivative assets	—	11,703	—	11,703
Total	$430	$252,056	$—	$252,486
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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2023 were measured as the price that secondary market investors were offering for loans with similar characteristics.
Derivative assets - Interest rate swaps are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.

MID PENN BANCORP, INC.

Mortgage banking derivatives represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of the Corporation’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify interest rate swap agreements as Level 2. See "Note 5 - Derivative Financial Instruments," for additional information.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances . The following table illustrates Level 3 financial instruments measured at fair value on a nonrecurring basis:

(In thousands)	March 31, 2023	December 31, 2022
Individually evaluated loans, net of ACL	$13,084	$938
Foreclosed assets held for sale	248	43
Net loans - This category consists of loans that were individually evaluated for impairment, net of the related ACL, and have been classified as Level 3 assets. In 2022, the amount shown is the balance of individually evaluated loans reporting a specific allocation or that have been partially charged-off. All of these loans are considered collateral-dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral- dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held for sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.
The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	March 31, 2023
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$62,171	$62,171	$—	$—	$62,171
Available-for-sale investment securities	236,609	—	236,609	—	236,609
Held-to-maturity investment securities	396,784	—	352,454	—	352,454
Equity securities	438	438	—	—	438
Loans held for sale	2,677	—	2,677	—	2,677
Net loans	3,580,082	—	—	3,517,331	3,517,331
Restricted investment in bank stocks	8,041	8,041	—	—	8,041
Accrued interest receivable	19,205	19,205	—	—	19,205
Derivative assets	10,496	—	10,496	—	10,496
Financial instruments - liabilities
Deposits	$3,878,081	$—	$3,867,729	$—	$3,867,729
Short-term debt	88,000	—	88,000	—	88,000
Long-term debt (1)	1,049	—	1,052	—	1,052
Subordinated debt	56,794	—	56,915	—	56,915
Accrued interest payable	5,809	5,809	—	—	5,809
Derivative liabilities	10,521	—	10,521	—	10,521

MID PENN BANCORP, INC.

	December 31, 2022
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$60,881	$60,881	$—	$—	$60,881
Available-for-sale investment securities	237,878	—	237,878	—	237,878
Held-to-maturity investment securities	399,494	—	348,505	—	348,505
Equity securities	430	430	—	—	430
Loans held for sale	2,475	—	2,475	—	2,475
Net loans	3,495,162	—	—	3,439,948	3,439,948
Restricted investment in bank stocks	8,315	8,315	—	—	8,315
Accrued interest receivable	18,405	18,405	—	—	18,405
Derivative assets	11,743	—	11,743	—	11,743
Financial instruments - liabilities
Deposits	$3,778,331	$—	$3,761,260	$—	$3,761,260
Short-term debt	102,647	—	102,647	—	102,647
Long-term debt (1)	1,119	—	1,069	—	1,069
Subordinated debt	56,941	—	55,917	—	55,917
Accrued interest payable	2,303	2,303	—	—	2,303
Derivative liabilities	11,737	—	11,737	—	11,737
(1)Long-term debt excludes finance lease obligations.
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of March 31, 2023 and December 31, 2022.
Note 8 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $54.6 million and $57.2 million of standby letters of credit outstanding as of March 31, 2023 and December 31, 2022, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of March 31, 2023 and December 31, 2022 for payment under standby letters of credit issued was not considered material.
Mid Penn adopted FASB ASC Topic 326, effective January 1, 2023, which requires Mid Penn to estimate expected credit losses for OBS credit exposures which are not unconditionally cancellable. Mid Penn maintains a separate ACL on OBS credit exposures, including unfunded loan commitments and letters of credit, which is included in other liabilities on the accompanying Consolidated Balance Sheets as of March 31, 2023.
The ACL - OBS is adjusted as a provision for OBS commitments in noninterest expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and

MID PENN BANCORP, INC.

approaches for the Mid Penn's other loan portfolio segments described in "Note 4 - Loans and Allowance for Credit Losses - Loans" above, as these unfunded commitments share similar risk characteristics with these loan portfolio segments.
Changes in the ACL on OBS credit exposures were as follows for the period presented:

(In thousands)	March 31, 2023
Balance, January 1, 2023	$85
Impact of adopting CECL	3,077
PCL - OBS exposure	340
Balance, March 31, 2023	$3,502
Low-income housing project commitments
Mid Penn Bank has a limited partnership interest in a low-income housing project to construct 39 apartments and common amenities in Cumberland County, Pennsylvania. All of the units are expected to qualify for Federal LIHTC as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment is expected to be $10.8 million, which will be paid in installments over the course of construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period. The project has been conditionally awarded $1.2 million in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $12.0 million to be received by Mid Penn over the ten-year amortization period. Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.
Mid Penn assumed a commitment, as a result of the Riverview Acquisition, to purchase a limited partnership interest in a low-income housing project to preserve and rehabilitate three buildings consisting of 17 apartments and two commercial shops in Schuylkill County, Pennsylvania. All the units are expected to qualify for LIHTCs. Mid Penn’s limited partner capital contribution commitment is expected to be $4.4 million, which will be paid in installments over the course of construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period. Additionally, the agreement commits Mid Penn to a construction loan in the maximum principal amount of $3.5 million, which will bear interest at 5.5% annum with a term of twenty-four months. The project has been conditionally awarded $484 thousand in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $4.8 million to be received by Mid Penn over the ten-year amortization period. Mid Penn’s commitment to purchase the limited partnership interest is conditional upon (i) the review and approval of all closing documents, (ii) an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs, and (iii) review and approval by Mid Penn of other documents it may deem necessary.
Litigation
Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.
Note 9 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $88.0 million and $102.6 million as of March 31, 2023 and December 31, 2022, respectively, and consisted of FHLB overnight borrowings. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2.3 billion at March 31, 2023. The Bank had a short-term borrowing capacity from the FHLB as of March 31, 2023 up to the Bank’s unused borrowing capacity of $1.4 billion (equal to $1.6 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.

MID PENN BANCORP, INC.

The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at March 31, 2023. No draws were made on these lines as of March 31, 2023 and December 31, 2022.
Long-term Debt
The following table presents a summary of long-term debt as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
FHLB fixed rate instruments:
Due August 2026, 4.80%	$1,020	$1,088
Due February 2027, 6.71%	29	31
Total FHLB fixed rate instruments	1,049	1,119
Lease obligations included in long-term debt	3,267	3,290
Total long-term debt	$4,316	$4,409
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $183.5 million as of March 31, 2023 and $189.0 million as of December 31, 2022.
Note 10 - Subordinated Debt and Trust Preferred Securities
Subordinated Debt Issued December 2017
On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10.0 million aggregate principal amount of its subordinated notes due 2028 (the "2017 Notes"). The 2017 Notes are treated as Tier 2 capital for regulatory capital purposes. The 2017 Notes bear interest at a rate of 5.25% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 0.50%, provided that the interest rate applicable to the outstanding principal balance will at no time be less than 5.0%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on July 15, 2018, for the first five years after issuance and will be payable quarterly in arrears thereafter on January 15, April 15, July 15, and October 15. The 2017 Notes will mature on January 1, 2028 and are redeemable in whole or in part, without premium or penalty, at any time on or after December 21, 2022, and prior to January 1, 2028. Related parties held $1.5 million of the 2017 Notes as of March 31, 2023 and December 31, 2022. Mid Penn redeemed the 2017 Notes in whole on April 17, 2023.
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
The Riverview Notes were entered into by Riverview on October 6, 2020 with certain qualified institutional buyers and accredited institutional investors. The Riverview Notes have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 563 bps, payable quarterly until maturity. Mid Penn may redeem the Riverview Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025.
Subordinated Debt Issued December 2020
On December 22, 2020, Mid Penn entered into agreements for and sold, at 100% of their principal amount, an aggregate of $12.2 million of its subordinated notes due December 2030 (the "December 2020 Notes") on a private placement basis to accredited investors. The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.
The December 2020 Notes bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate, provided that the interest rate applicable to the outstanding principal balance during the period the

MID PENN BANCORP, INC.

December 2020 Notes are floating will at no time be less than 4.5%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021. The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals. Additionally, if (i) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (ii) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes, or (iii) Mid Penn will be considered an "investment company," Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes. In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $750 thousand of the December 2020 Notes as of March 31, 2023 and December 31, 2022.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of March 31, 2023 was $8.1 million. The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $1.7 million of the March 2020 Notes as of March 31, 2023 and December 31, 2022.
Note 11 - Postretirement Benefit Plans
Mid Penn has an unfunded noncontributory defined benefit retirement plan for directors, which provides defined benefits based on the respective director’s years of service, as well as a postretirement healthcare and life insurance benefit plan, which is noncontributory, covering certain full-time employees. Mid Penn also assumed noncontributory defined benefit pension plans as a result of the acquisitions of Scottdale on January 8, 2018 and Riverview on November 30, 2021. These healthcare and life insurance plans are noncontributory and each plan uses a December 31 measurement date.
The components of net periodic benefit costs from these defined benefit plans are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Benefits
(In thousands)	2023	2022	2023	2022
Service cost	$36	$42	$1	$4
Interest cost	142	46	3	17
Expected return on plan assets	(149)	(59)	—	—
Accretion of prior service cost	—	—	(2)	(5)
Amortization of net (gain) loss	(5)	(2)	—	4
Net periodic benefit expense	$24	$27	$2	$20

MID PENN BANCORP, INC.

Service costs are reported as a component of salaries and employee benefits on the Consolidated Statement of Income, while interest costs, expected return on plan assets and amortization (accretion) of prior service cost are reported as a component of other income.
Note 12 - Common Stock and Earnings Per Share
Treasury Stock Repurchase Program
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The Program authorized the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock, which represented approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022. Under the Program, Mid Penn conducted repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program were made at the discretion of management and are subject to market conditions and other factors. There was no guarantee as to the exact number of shares that Mid Penn may repurchase.The Program was able to be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares.
As of March 31, 2023 and December 31, 2022, Mid Penn had repurchased 208,343 shares of common stock at an average price of $23.42 per share under the Program. The Program ended effective March 23, 2023.
Dividend Reinvestment Plan
Under Mid Penn’s amended and restated DRIP, 300,000 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance. The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.
Restricted Stock Plan
Under Mid Penn’s 2014 Restricted Stock Plan, which was amended in 2020, Mid Penn may grant awards not exceeding, in the aggregate, 200,000 shares of common stock. The 2014 Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to align the interest of plan participants with those of Mid Penn’s shareholders. The plan provides those persons who have a responsibility for its growth with additional incentives by allowing them to acquire an ownership interest in Mid Penn and thereby encouraging them to contribute to the success of the company.
As of March 31, 2023, a total of 162,937 restricted shares were granted under the Plan of which 67,283 shares were unvested. The Plan shares granted and vested resulted in $249 thousand and $168 thousand in share-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
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
On May 9, 2023, shareholders approved the 2023 Stock Incentive Plan, which authorizes Mid Penn to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares to qualified. The 2023 Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to incentivize the further success of the Company. The aggregate number of shares of common stock of the Company under the Plan is 350,000 shares.

MID PENN BANCORP, INC.

The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net income	$11,227	$11,354

Weighted average common shares outstanding (basic)	15,886,186	15,957,864
Effect of dilutive unvested restricted stock grants	44,935	20,072
Weighted average common shares outstanding (diluted)	15,931,121	15,977,936

Basic earnings per common share	$0.71	$0.71
Diluted earnings per common share	0.70	0.71
There were no antidilutive instruments at March 31, 2023 and 2022.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management Discussion relates to the Corporation, a financial holding company incorporated in the Commonwealth of Pennsylvania, and its wholly owned subsidiaries. Management's Discussion should be read in conjunction with the consolidated financial statements and other financial information presented in this report.
Caution About Forward-Looking Statements
Forward-looking statements involve risks, uncertainties and assumptions. Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2022 Annual Report, and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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

MID PENN BANCORP, INC.

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
•supply chain disruption; and
•the factors described in Item 1A of the Corporation's 2022 Annual Report.
The above list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with this understanding of inherent uncertainty. Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.
Overview
Mid Penn is a financial holding company, which generates the majority of its revenues through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is FTE net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses - loans, non-interest expenses and income taxes.
The following table presents a summary of the Corporation's earnings and selected performance ratios:

	Three Months Ended March 31,
	2023	2022
Net Income	$11,227	$11,354
Diluted EPS	$0.70	$0.71
Dividends Declared	$0.20	$0.20
Return on average assets	1.01%	0.98%
Return on average equity	8.91%	9.32%
Net interest margin (1)	3.49%	3.21%
Non-performing assets to total assets	0.31%	0.18%
Net charge-off (recoveries) to average loans (annualized)	0.013%	(0.007)%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended March 31, 2023 was $11.2 million or $0.71 and $0.70 per common share basic and diluted, respectively, compared to earnings of $11.4 million or $0.71 per common share basic and diluted for the three

MID PENN BANCORP, INC.

months ended March 31, 2022. The results for the year ended March 31, 2023 were favorably impacted by loan growth and an increase in net interest margin.
◦Net Interest Margin - For the first quarter of 2023, Mid Penn’s FTE net interest margin was 3.49% versus 3.21% for the same period of 2022. The FOMC has increased rates eight times during the 12 months since March 31, 2022. The yield on interest-earning assets increased 135 bps in the first quarter of 2023 compared to the same period of 2022 and the rate on interest-bearing liabilities increased 141 bps in the first quarter of 2023 compared to the same period of 2022.
◦Loan Growth - Total loans, net of unearned income, as of March 31, 2023 were $3.6 billion compared to $3.5 billion as of December 31, 2022, an increase of $97.2 million, or 2.8%. Non-owner occupied office commercial real estate exposure represents less than 8% of total loan balances and is primarily limited to suburban offices.
◦Deposit Growth - Total deposits increased $99.8 million, or 2.6%, from $3.8 billion at December 31, 2022, to $3.9 billion at March 31, 2023. Estimated uninsured deposits represented 26.1% of total deposits at March 31, 2023, and 18.7% of total deposits after adjusting for insured/collateralized public funds and contractual deposits.
•Asset Quality - Mid Penn adopted CECL on January 1, 2023. Its ACL at March 31, 2023 was $31.3 million, or 0.87% of total loans, as compared to $19.0 million, or 0.54% of total loans at December 31, 2022.
◦Net Recoveries/Charge-offs - Mid Penn had net charge-offs of $113 thousand and net recoveries of $50 thousand for the first quarter of March 31, 2023 and 2022, respectively.
◦Non-performing assets - Total non-performing assets were $14.2 million at March 31, 2023, an increase compared to non-performing assets of $8.6 million at December 31, 2022.
◦Provision for credit losses - loans - The PCL - loans was $490 thousand for the first quarter of 2023 compared to $500 thousand for the same period of 2022.
•Noninterest Income - Noninterest income totaled $4.3 million for the first quarter of 2023, a $1.4 million, or 24.8%, decrease compared to the first quarter of 2022. The decrease was primarily attributable to lower mortgage banking and hedging activity.
•Noninterest Expense - Noninterest expense totaled $26.1 million for the first quarter of 2023, an increase of $325 thousand, or 1.3%, compared to noninterest expense of $25.7 million for the first quarter of 2022. The increase was most notably in salaries and benefits as Mid Penn continues to grow.
•Liquidity - Current liquidity, including borrowing capacity, enhanced to nearly $1.36 billion or 187% of uninsured and uncollateralized deposits, or approximately 35% of total deposits.
Critical Accounting Estimates
The Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 includes a summary of critical accounting estimates that the Corporation considers to be most important to the presentation of its financial condition and results of operations, because they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The following discussion is regarding the critical accounting estimates related to the application of CECL, which was adopted on January 1, 2023.

MID PENN BANCORP, INC.

Allowance for Credit Losses
In accordance with CECL, the ACL, which includes both the ACL - loans and the ACL for OBS credit exposures, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining expected life of the portfolio. Management's determination of the appropriateness of the reserve is based on continuously monitoring and evaluating the loan portfolio, lending-related commitments, current as well as forecasted economic factors and other relevant factors. The ACL - loans is an estimate of expected losses inherent within Mid Penn's existing loan portfolio.
The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Mid Penn’s loan portfolio segments. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the allowance is complex and requires judgement by Management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense.
Mid Penn estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Mid Penn uses a third-party software application to calculate the quantitative portion of the ACL using a methodology and assumptions specific to each loan pool. The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Mid Penn as a whole as well as specific loans. Factors considered include the following: lending process, concentrations of credit, and credit quality. The quantitative and qualitative portions of the allowance are added together to determine the total ACL, which reflects Management’s expectations of future conditions based on reasonable and supportable forecasts. As such, the calculation of ACL is inherently subjective and requires management to exercise significant judgment. The CECL estimate is highly sensitive to the economic forecasts used to develop the estimate.
While management uses the best information known to it in order to make ACL valuations, adjustments to the ACL may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either local, regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the ACL in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving.
For further discussion of the methodology used in the determination of the ACL, refer to "Note 1, Summary of Significant Accounting Policies", "Note 3 - Investment Securities", "Note 4 - Loans and Allowance for Credit Losses - Loans" and "Note 8 - Commitments and Contingencies". to the Consolidated Financial Statements. To the extent actual outcomes differ from management estimates, additional PCL may be required that would adversely impact earnings in future periods.
Results of Operations
Net Interest Income
Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities. Net interest income and corresponding yields are presented in the analysis below on a FTE. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21% for the periods presented.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates on a Taxable-Equivalent Basis
	For the Three Months Ended
	March 31, 2023			March 31, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS:
Interest Bearing Balances	$5,761	$53	3.73%	$91,543	$13	0.06%
Investment Securities:
Taxable	556,901	3,764	2.74%	389,034	1,822	1.90%
Tax-Exempt	79,250	493	2.52%	73,614	425	2.34%
Total Investment Securities	636,151	4,257	2.71%	462,648	2,247	1.97%

Federal Funds Sold	3,775	45	4.83%	706,411	314	0.18%
Loans	3,555,375	45,961	5.24%	3,103,469	35,123	4.59%
Restricted Investment in Bank Stocks	9,542	110	4.68%	8,347	131	6.36%
Total Interest-earning Assets	4,210,604	50,426	4.86%	4,372,418	37,828	3.51%

Cash and Due from Banks	51,444			57,397
Other Assets	258,821			267,079
Total Assets	$4,520,869			$4,696,894

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$968,951	$2,691	1.13%	$1,045,678	$461	0.18%
Money Market	940,286	4,084	1.76%	1,125,094	600	0.22%
Savings	330,773	54	0.07%	376,006	58	0.06%
Time	749,598	5,172	2.80%	592,833	1,175	0.80%
Total Interest-bearing Deposits	2,989,608	12,001	1.63%	3,139,611	2,294	0.30%

Short-term borrowings	121,898	1,490	4.96%	—	—	—%
Long-term debt	4,350	44	4.10%	76,157	284	1.51%
Subordinated debt and trust preferred securities	56,875	642	4.58%	74,189	640	3.50%
Total Interest-bearing Liabilities	3,172,731	14,177	1.81%	3,289,957	3,218	0.40%

Noninterest-bearing Demand	793,382			859,463
Other Liabilities	43,899			53,455
Shareholders' Equity	510,857			494,019
Total Liabilities & Shareholders' Equity	$4,520,869			$4,696,894

Net Interest Income (taxable-equivalent basis)		$36,249			$34,610
Taxable Equivalent Adjustment		(200)			(196)
Net Interest Income		$36,049			$34,414

Total Yield on Earning Assets			4.86%			3.51%
Rate on Supporting Liabilities			1.81%			0.40%
Average Interest Spread			3.04%			3.11%
Net Interest Margin			3.49%			3.21%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended March 31, 2023 in comparison to the same period in 2022:

	Three months ended March 31, 2023 vs. March 31, 2022
	Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(12)	$52	$40
Investment Securities:
Taxable	786	1,156	1,942
Tax-Exempt	33	35	68
Total Investment Securities	819	1,191	2,010

Federal Funds Sold	(312)	43	(269)
Loans	5,114	5,724	10,838
Restricted Investment Bank Stocks	19	(40)	(21)
Total Interest Income	5,628	6,970	12,598

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	(34)	2,264	2,230
Money Market	(99)	3,583	3,484
Savings	(7)	3	(4)
Time	311	3,686	3,997
Total Interest-Bearing Deposits	171	9,536	9,707

Short-term Borrowings	—	1,490	1,490
Long-term Debt	(268)	28	(240)
Subordinated Debt	(149)	151	2
Total Interest Expense	(246)	11,205	10,959

NET INTEREST INCOME	$5,874	$(4,235)	$1,639
Mid Penn’s FTE net interest margin for the three months ended March 31, 2023 was 3.49% compared to 3.21% for the three months ended March 31, 2022. FTE net interest income was $36.2 million for the three months ended March 31, 2023, an increase of $1.6 million, or 4.7%, compared to the three months ended March 31, 2022. The increase to FTE net interest income was the result of higher yields on interest-earning assets and change in the mix of average interest-earning assets, which contributed $7.0 million and $5.6 million, respectively. The yield on interest-earning assets increased 135 bps to 4.86%, for the first quarter of 2023 compared to 3.51% for the first quarter of 2022. Average interest-earning assets decreased $161.8 million, or 3.7%, during the first quarter of 2023 compared to the same period of 2022, primarily as a result of a decrease in federal funds sold and interest bearing balances, partially offset by an increase in investment securities and loan growth. As previously noted, the FOMC has increased rates eight times during the 12 months since March 31, 2022.
Average investment securities increased $173.5 million and the yield on those investment securities increased 74 bps, contributing $819 thousand and $1.2 million, respectively, to the increase in interest income. Average loans increased $451.9 million, and the yield on those loans increased 65 bps contributing $5.1 million and $5.7 million, respectively, to the increase in interest income.
Interest expense increased $11.0 million during the first quarter of 2023 compared to the first quarter of 2022. The rate of interest-bearing liabilities increased from 0.40% for the first quarter of 2022 to 1.81% for the first quarter of 2023. The

MID PENN BANCORP, INC.

increase in the rate was primarily a result of offering higher rates to retain and attract deposits. In addition, short-term borrowings of $121.9 million were used to help fund loan growth, contributing $1.5 million to interest expense during the first quarter of 2023.
Provision for Credit Losses - Loans
On January 1, 2023, Mid Penn adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The PCL was $490 thousand for the three months ended March 31, 2023 compared to $500 thousand three months ended March 31, 2022. The provision for the three months ended March 31, 2022 reflects the application of the incurred loss method for estimating credit losses.
Noninterest Income
For the three months ended March 31, 2023, noninterest income totaled $4.3 million, a decrease of $1.4 million or 24.8%, compared to noninterest income of $5.8 million for the same period in 2022.
Noninterest income and variance analysis as of March 31:

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Fiduciary and wealth management	$1,236	$1,052	$184	17.5%
ATM debit card interchange	1,056	1,057	(1)	(0.1)
Service charges on deposits	435	684	(249)	(36.4)
Mortgage banking	384	529	(145)	(27.4)
Mortgage hedging	20	566	(546)	(96.5)
Net gain on sales of SBA loans	—	(9)	9	(100.0)
Earnings from cash surrender value of life insurance	254	246	8	3.3
Other	940	1,625	(685)	(42.1)
Total	$4,325	$5,750	$(1,425)	(24.8)%
Income from fiduciary and wealth management activities was $1.2 million for the three months ended March 31, 2023, an increase of $184 thousand compared to the three months ended March 31, 2022. The additional revenue was attributable to favorable growth in trust assets under management and increased sales of retail investments products.
Service charges on deposits were $435 thousand for the three months ended March 31, 2023, a decrease of $249 thousand, or 36.4%, compared to the same period in 2022. This decrease was driven by the phasing out of a legacy Riverview overdraft program at the end of the first quarter of 2022.
Mortgage banking income decreased $145 thousand, or 27.4%, for the three months ended March 31, 2023 to $384 thousand compared to the same period in 2022. Mortgage loan originations and secondary-market loan sales and gains continue to slow as a result of increases in interest rates.
Mortgage hedging income was $20 thousand for the three months ended March 31, 2023 compared to $566 thousand for the same period in 2022. The decrease was the result of a slow down in the hedging program related to mortgage derivative activities as a result of an increase in interest rates.
Noninterest Expense
For the three months ended March 31, 2023, noninterest expense totaled $26.1 million, an increase of $325 thousand, or 1.3%, compared to noninterest expense of $25.7 million for the same period in 2022.

MID PENN BANCORP, INC.

Noninterest expense and variance analysis as of March 31:

	Three Months Ended March 31,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Salaries and employee benefits	$13,844	$13,244	$600	4.5%
Software licensing and utilization	1,946	2,106	(160)	(7.6)
Occupancy expense, net	1,886	1,799	87	4.8
Equipment expense	1,251	1,011	240	23.7
Shares tax	899	920	(21)	(2.3)
Legal and professional fees	800	639	161	25.2
ATM/card processing	493	517	(24)	(4.6)
Intangible amortization	344	481	(137)	-28.5
FDIC Assessment	340	591	(251)	(42.5)
Gain on sale or write-down of foreclosed assets, net	—	(16)	16	(100.0)
Merger and acquisition expense	224	—	224	N/M
Post-acquisition restructuring expense	—	329	(329)	(100.0)
Other expenses	4,043	4,124	(81)	(2.0)
Total Noninterest Expense	$26,070	$25,745	$325	1.3%
Salaries and employee benefits were $13.8 million for the three months ended March 31, 2023, an increase of $600 thousand, or 4.5% versus the same period in 2022, with the increase attributable to annual merit increases and staff additions in alignment with Mid Penn’s core banking and non-banking growth initiatives.
Software licensing and utilization costs were $1.9 million for the three months ended March 31, 2023, a decrease of $160 thousand, or 7.6%, compared to $2.1 million for the three months ended March 31, 2022. The decrease is a result of the elimination of duplicate systems and software after the integration in 2022 of Riverview.
Equipment expense increased $240 thousand, or 23.7%, during the three months ended March 31, 2023, compared to the same period in 2022. The increase was primarily driven by the opening of a new branch after the first quarter of 2022.
FDIC assessment decreased $251 thousand, or 42.5%, for the first quarter of 2023 compared to the first quarter of 2022 as a result of a lower asset base as well as an improved rating for the Bank.
Merger and acquisition expenses were $224 thousand during the three months ended March 31, 2023 and consisted of legal and professional fees associated with the Brunswick Acquisition.
Income Taxes
The provision for income taxes was $2.6 million for both the three months ended March 31, 2023 and the same period in 2022. The provision for income taxes for the three months ended March 31, 2023 and 2022, reflects a combined Federal and State effective tax rate of 18.7% and 18.4%, respectively. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

MID PENN BANCORP, INC.

Financial Condition
Mid Penn’s total assets were $4.6 billion as of March 31, 2023, reflecting an increase of $85.5 million, or 1.9%, compared to total assets of $4.5 billion as of December 31, 2022.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. Total investment securities as of March 31, 2023 were $633.4 million compared to $637.4 million as of December 31, 2022.

	March 31, 2023	December 31, 2022	$ Variance	% Variance
(Dollars in thousands)
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	$35,250	$34,914	$336	1%
Mortgage-backed U.S. government agencies	165,604	166,915	(1,311)	(0.8)%
State and political subdivision obligations	3,697	3,539	158	4.5%
Corporate debt securities	32,058	32,510	(452)	(1.4)%
Total available-for-sale debt securities	236,609	237,878	(1,269)	—
Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	$245,703	$245,671	$32	—%
Mortgage-backed U.S. government agencies	49,050	50,710	(1,660)	(3.3)%
State and political subdivision obligations	87,048	87,125	(77)	(0.1)%
Corporate debt securities	14,983	15,988	(1,005)	(6.3)%
Total held-to-maturity debt securities	396,784	399,494	(2,710)	(0.7)%
Total	$633,393	$637,372	$(3,979)	(0.6)%

Loans, net of unearned interest
Total loans, net of unearned interest, as of March 31, 2023 were $3.6 billion compared to $3.5 billion as of December 31, 2022. The growth of $97.2 million, or 2.8%, since December 31, 2022 occurred primarily across the commercial and industrial, construction and residential mortgage loan portfolios.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans
Commercial real estate (1)	$1,899,168	52.6%	$2,052,934	58.3%
Commercial and industrial	605,610	16.8	596,042	17.0
Construction	486,172	13.5	441,246	12.6
Residential mortgage (1)	612,427	17.0	416,221	11.9
Consumer	7,970	0.2	7,676	0.2
	$3,611,347	100.0%	$3,514,119	100.0%
(1) In accordance with the guidance in FASB ASC Topic 326, Mid Penn redefined its loan portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. As such, $181.9 million of loans were reclassified from Commercial real estate to Residential mortgage upon adoption of CECL on January 1, 2023. Prior periods were not reclassified.

MID PENN BANCORP, INC.

Credit Quality, Credit Risk, and Allowance for Credit Losses
Mid Penn adopted FASB ASC Topic 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2023. The guidance in FASB ASC 326 replaces Mid Penn’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses. Mid Penn’s ACL methodology for loans is based upon guidance within FASB ASC Subtopic 326-20, "Financial Instruments – Credit Losses – Measured at Amortized Cost," as well as regulatory guidance from the FDIC, the Bank's primary federal regulator. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the loan portfolio is continuously monitored by management and is reflected within the ACL for loans. The ACL is an estimate of expected losses inherent within Mid Penn’s existing loan portfolio. The ACL is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.
The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Mid Penn’s loan portfolio segments. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.
For a complete description of Mid Penn’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see "Note 4 – Loans and Allowance for Credit Losses – Loans" included in Part I. Item 1. – Financial Statements of this report.

Upon the adoption of FASB ASC Topic 326 on January 1, 2023, Mid Penn recorded an overall increase of $15.0 million to the ACL on January 1, 2023 as a result of the adoption of CECL. Retained earnings decreased $11.5 million and deferred tax assets increased by $3.1 million. Included in the $15.0 million increase to the ACL was $3.1 million for certain OBS credit exposures that were previously recognized in other liabilities before the adoption of CECL. The ACL and the related PCL for the three months ended March 31, 2022 presented reflect Mid Penn’s application of the incurred loss method for estimating credit losses.
Changes in the ACL are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Balance, beginning of period	$18,957	$14,597

Impact of adopting CECL	11,931	—

Loans charged off during period	(150)	(57)
Recoveries of loans previously charged off	37	107
Net (charge-offs) recoveries	(113)	50

Provision for credit losses	490	500
Balance, end of period	$31,265	$15,147

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.013%	(0.007)%

Ratio of ACL - loans to net loans at end of period	0.87%	0.49%
For the three months ended March 31, 2023, Mid Penn had net charge-offs of $113 thousand compared to net recoveries of $50 thousand during the same period in 2022.

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of March 31, 2023, December 31, 2022, and March 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Non-performing Assets:
Total non-performing loans	$13,909	$8,585	$7,937

Foreclosed real estate	248	43	125
Total non-performing assets	14,157	8,628	8,062

Accruing loans 90 days or more past due	7	654	133
Total risk elements	$14,164	$9,282	$8,195

Non-performing loans as a percentage of total loans outstanding	0.39%	0.24%	0.25%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.39%	0.25%	0.26%

Ratio of ACL to non-performing loans	224.78%	220.82%	190.84%
Total nonperforming assets were $14.2 million at March 31, 2023, an increase compared to nonperforming assets of $8.6 million at December 31, 2022. The increase since December 31, 2022 was primarily related to two relationships. One of the relationships was subsequently paid off in full in April 2023. The second relationship is collateralized in excess of the outstanding loan balances based on a current appraisal of the collateral.
Deposits and Short-term Borrowings
Total deposits increased $99.8 million, or 2.6%, from $3.8 billion on December 31, 2022, to $3.9 billion at March 31, 2023. The growth was primarily due to an increase of $225.3 million, or 34.2%, in time deposits as the result of rate increases in order to retain and attract customers. Estimated uninsured deposits represented 26.1% of total deposits at March 31, 2023, and 18.7% of total deposits after adjusting for insured/collateralized public funds and contractual deposits. Total short-term borrowings decreased $14.6 million, or 14.3%, from December 31, 2022 primarily as a result of the increase in deposits.
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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the three months ended March 31, 2023 provided $12.9 million of cash, mainly due to net income. Cash used in investing activities during the three months ended March 31, 2023 was $93.6 million, mainly the result of the net increase in loans. Cash provided by financing activities during the three months ended March 31, 2023 totaled $81.9 million, primarily the result of an increase in net deposits.
Regulatory Capital
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
The Basel III Rules use a standardized approach for risk weightings that expands the risk-weighting for assets and off-balance sheet exposures from the previous 0%, 20%, 50% and 100% categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weightings for a variety of asset categories.
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At March 31, 2023, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	March 31, 2023	December 31, 2022	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	13.13%	13.19%	10.50%	10.50%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	10.77	11.18	8.50	8.50
Common Equity Tier I (to Risk-Weighted Assets)	10.77	11.18	7.00	7.00
Tier I Leverage Capital (to Average Assets)	9.21	8.57	4.00	4.00

MID PENN BANCORP, INC.

As of March 31, 2023 and December 31, 2022, the Corporation and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
Shareholders' Equity
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management has been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity decreased by $1.3 million, or 0.3%, from $512.1 million as of December 31, 2022 to $510.8 million as of March 31, 2023, primarily due to the $11.5 million reduction to retained earnings as a result of the adoption of CECL on January 1, 2023 and the $3.2 million of dividends declared, partially offset by earnings of $11.2 million and an increase in the carrying value of the AFS investment portfolio of $1.8 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased or decreased by 100, 200, 300 and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes and due to a reduction in interest rates to 300 bps. A reduction in rates greater than 300 bps would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At March 31, 2023, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	2.89%	≥ -25%
300	2.23%	≥ -20%
200	1.55%	≥ -15%
100	0.83%	≥ -10%
(100)	0.71%	≥ -10%
(200)	0.76%	≥ -15%
(300)	(1.61)%	≥ -20%
(400)	(4.05)%	≥ -25%
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2023, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

MID PENN BANCORP, INC.

Changes in Internal Controls
During the three months ended March 31, 2023, the Corporation implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the three months ended March 31, 2023.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, to determine if there were material changes applicable to the three months ended March 31, 2023. Other then as noted below, there have been no material changes to such risk factors.

Adverse developments affecting the banking industry, such as recent bank failures or concerns involving liquidity, may have material adverse effects on Mid Penn’s operations.

Recent events impacting the banking industry, including the failure of Silicon Valley Bank, Signature Bank and First Republic Bank, have resulted in decreased confidence in banks among deposit customers, investors and other counterparties. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits.

The failures of these three banks have caused significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates, which, among other things, has resulted in unrealized losses in Mid Penn’s available for sale debt securities portfolio and increased competition for bank deposits. These events have, and could continue to have, adverse impacts on the market price and volatility of Mid Penn’s stock. These events could also lead to increases in Mid Penn’s interest expense, as it has raised and may continue to raise interest rates paid to depositors in order to compete with other banks.

Additionally, these bank failures have caused concern and uncertainty regarding the liquidity adequacy of the banking sector as a whole and resulted in some bank customers choosing to maintain deposits with larger financial institutions. A significant reduction in Mid Penn’s deposits could materially adversely impact Mid Penn’s liquidity, ability to fund loans, and results of operations. In addition to customer deposits, Mid Penn borrows on an overnight and short-term basis from third parties in the form of federal funds purchased and repurchase agreements and through lines of credit and borrowings from the FHLB and other correspondent banks. If the Company is not able to access borrowings through those facilities due to an increase in demand from other banks or due to insufficient levels of pledgeable assets, its ability to borrow funds may be materially adversely impacted.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.
(3)Mid Penn adopted a treasury stock repurchase program initially effective March 19, 2020, and extended through March 19, 2023 by Mid Penn’s Board of Directors on March 23, 2022. The treasury stock repurchase program expired March 19, 2023.
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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	May 9, 2023

By:	/s/ Allison S. Johnson
Allison S. Johnson Chief Financial Officer (Principal Financial Officer)

Date:	May 9, 2023