Form 10-Q
period 2023-06-30
MID PENN BANCORP INC
filed 2023-08-08
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 31, 2023, the registrant had 16,573,176 shares of common stock outstanding, par value $1.00 per share.

FORM 10-Q
Unless the context otherwise requires, the terms "Mid Penn", "Corporation" "we", "us", and "our" refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2014 Plan	2014 Restricted Stock Plan
2022 Annual Report	Corporation's Annual Report on Form 10-K for the year ended December 31, 2022
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
Bank Merger	Merger of Brunswick Bank with and into Mid Penn Bank
BOLI	Bank Owned Life Insurance
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger acquisition of Brunswick
Brunswick Bank	Brunswick Bank & Trust Company
CECL	Current Expected Credit Losses
DCF	Discounted Cash Flow
DRIP	Dividend Reinvestment Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	the Financing Corporation
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HFS	Held for Sale
HTM	Held to Maturity
LDA	Loss Driver Analysis
LGD	Loss Given Default
LIHTC	Low-Income Housing Tax Credits
Loans	Loans, net of unearned interest
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Brunswick with and into Mid Penn
Merger Agreement	Agreement and Plan of Merger between Mid Penn and Brunswick
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
N/M	Not meaningful - (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OTTI	Other-than-temporary impairment
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
PDR	Periodic default rate
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate
SRC	Smaller Reporting Companies
WSJP	Wall Street Journal Prime

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$70,832	$53,368
Interest-bearing balances with other financial institutions	13,332	4,405
Federal funds sold	9,711	3,108
Total cash and cash equivalents	93,875	60,881
Investment securities:
HTM, at amortized cost (fair value $355,789 and $348,505)	404,831	399,494
AFS, at fair value	228,774	237,878
Equity securities available for sale, at fair value	433	430
Loans held for sale, at fair value	7,258	2,475
Loans, net of unearned interest	4,034,510	3,514,119
Less: ACL - Loans	(32,588)	(18,957)
Net loans	4,001,922	3,495,162

Premises and equipment, net	39,230	34,471
Operating lease right of use asset	9,106	8,798
Finance lease right of use asset	2,817	2,907
Cash surrender value of life insurance	53,931	50,674
Restricted investment in bank stocks	11,646	8,315
Accrued interest receivable	19,626	18,405
Deferred income taxes	24,309	13,674
Goodwill	129,403	114,231
Core deposit and other intangibles, net	7,453	7,260
Foreclosed assets held for sale	489	43
Other assets	53,710	42,856
Total Assets	$5,088,813	$4,497,954

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$830,479	$793,939
Interest-bearing transaction accounts	2,180,312	2,325,847
Time	1,275,895	658,545
Total Deposits	4,286,686	3,778,331

Short-term borrowings	112,442	102,647
Long-term debt	58,982	4,409
Subordinated debt	46,648	56,941
Operating lease liability	9,894	9,725
Accrued interest payable	11,115	2,303
Other liabilities	37,158	31,499
Total Liabilities	4,562,925	3,985,855

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at June 30, 2023 and 20,000,000 at December 31, 2022; 16,980,300 issued at June 30, 2023 and 16,094,486 at December 31, 2022; 16,567,578 outstanding at June 30, 2023 and 15,886,143 at December 31, 2022	16,980	16,094
Additional paid-in capital	404,902	386,987
Retained earnings	131,271	133,114
Accumulated other comprehensive loss	(17,805)	(19,216)
Treasury stock, at cost; 412,722 shares at June 30, 2023 and 208,343 shares at December 31, 2022	(9,460)	(4,880)
Total Shareholders’ Equity	525,888	512,099
Total Liabilities and Shareholders' Equity	$5,088,813	$4,497,954
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees	$52,094	$34,264	$97,959	$69,280
Investment securities:
Taxable	3,962	2,833	7,836	4,786
Tax-exempt	391	379	780	715
Other interest-bearing balances	83	8	136	21
Federal funds sold	49	736	94	1,050
Total Interest Income	56,579	38,220	106,805	75,852
INTEREST EXPENSE
Deposits	17,927	2,019	29,928	4,313
Short-term borrowings	1,507	—	2,997	—
Long-term and subordinated debt	701	768	1,387	1,692
Total Interest Expense	20,135	2,787	34,312	6,005
Net Interest Income	36,444	35,433	72,493	69,847
Provision for credit losses - loans	1,157	1,725	1,647	2,225
Net Interest Income After Provision for Credit Losses - Loans	35,287	33,708	70,846	67,622
NONINTEREST INCOME
Fiduciary and wealth management	1,204	1,205	2,440	2,257
ATM debit card interchange	998	1,128	2,054	2,185
Service charges on deposits	514	450	949	1,134
Mortgage banking	287	305	671	834
Mortgage hedging	128	538	148	1,104
Net gain on sales of SBA loans	128	119	128	110
Earnings from cash surrender value of life insurance	292	262	546	508
Other	1,669	1,223	2,609	2,848
Total Noninterest Income	5,220	5,230	9,545	10,980
NONINTEREST EXPENSE
Salaries and employee benefits	15,027	12,340	28,871	25,584
Software licensing and utilization	2,070	1,821	4,016	3,927
Occupancy, net	1,750	1,655	3,636	3,454
Equipment	1,248	1,112	2,499	2,123
Shares tax	751	480	1,650	1,706
Legal and professional fees	602	694	1,402	1,333
ATM/card processing	532	571	1,025	1,087
Intangible amortization	461	521	805	1,002
FDIC Assessment	684	506	1,024	1,097
Gain on sale of foreclosed assets, net	(126)	(15)	(126)	(31)
Merger and acquisition	4,992	—	5,216	—
Post-acquisition restructuring	2,952	—	2,952	329
Other	4,586	4,230	8,629	8,049
Total Noninterest Expense	35,529	23,915	61,599	49,660
INCOME BEFORE PROVISION FOR INCOME TAXES	4,978	15,023	18,792	28,942
Provision for income taxes	142	2,771	2,729	5,336
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,836	$12,252	$16,063	$23,606

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.29	$0.77	$1.00	$1.48
Diluted Earnings Per Common Share	$0.29	$0.77	$1.00	$1.48
Weighted-average basic shares outstanding	16,233,473	15,934,083	16,060,789	15,945,997
Weighted-average diluted shares outstanding	16,255,278	15,948,485	16,096,270	15,959,466
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Net income	$4,836	$12,252	$16,063	$23,606

Other comprehensive (loss) income :

Unrealized losses arising during the period on available for sale securities, net of income tax benefit of $867, $1,279, $341, and $2,669 respectively. (1)	(3,261)	(4,812)	(1,284)	(10,042)

Unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax (cost) of ($754), $0, ($720), and $0, respectively. (1)	2,837	—	2,709	—

Change in defined benefit plans, net of income tax benefit (cost) of $1, $0, $0, and ($33), respectively (1), (2)	(7)	—	(2)	127

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax benefit of $0, $0, $3, and $0, respectively (1), (3)	—	(1)	(12)	(2)

Total other comprehensive (loss) income	(431)	(4,813)	1,411	(9,917)

Total comprehensive income	$4,405	$7,439	$17,474	$13,689
(1)The income tax impacts of the components of other comprehensive income are calculated using a 21% statutory tax rate.
(2)The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(3)The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2023	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099
Net income	—	—	—	11,227	—	—	11,227
Total other comprehensive income, net of taxes	—	—	—	—	1,842	—	1,842
Common stock cash dividends declared - $0.20 per share	—	—	—	(3,176)	—	—	(3,176)
Impact of adopting CECL (1)	—	—	—	(11,548)	—	—	(11,548)
Employee Stock Purchase Plan	2,217	2	55	—	—	—	57
Director Stock Purchase Plan	1,651	2	41	—	—	—	43
Restricted stock activity	—	—	249	—	—	—	249
Balance, March 31, 2023	16,098,354	16,098	387,332	129,617	(17,374)	(4,880)	510,793

Net income	—	—	—	4,836	—	—	4,836
Total other comprehensive loss, net of taxes	—	—	—	—	(431)	—	(431)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,182)	—	—	(3,182)
Common stock issued to Brunswick shareholders (2)	849,510	850	17,245	—	—		18,095
Repurchased stock	—	—	—	—	—	(4,580)	(4,580)
Employee Stock Purchase Plan	2,258	2	48	—	—	—	50
Director Stock Purchase Plan	2,511	3	53	—	—	—	56
Restricted stock activity	27,667	27	224	—	—	—	251
Balance, June 30, 2023	16,980,300	$16,980	$404,902	$131,271	$(17,805)	$(9,460)	$525,888
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" effective January 1, 2023. See "Note 1 - Summary of Significant Accounting Policies" for further details.
(2) Shares issued on May 19, 2023 as a result of the Brunswick Acquisition. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2022	16,056,282	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076
Net income	—	—	—	11,354	—	—	11,354
Total other comprehensive loss, net of taxes	—	—	—	—	(5,104)	—	(5,104)
Common stock cash dividends declared - $0.20 per share	—	—	—	(3,191)	—	—	(3,191)
Riverview restricted stock adjustment	—	—	776	—	—	—	776
Employee Stock Purchase Plan	1,710	2	44	—	—	—	46
Director Stock Purchase Plan	1,377	1	35	—	—	—	36
Restricted stock activity	—	—	168	—	—	—	168
Balance, March 31, 2022	16,059,369	$16,059	$385,765	$99,206	$(4,946)	$(1,923)	$494,161

Net income	—	—	—	12,252	—	—	12,252
Total other comprehensive loss, net of taxes	—	—	—	—	(4,813)	—	(4,813)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,193)	—	—	(3,193)
Repurchased stock	—	—	—	—	—	(2,957)	(2,957)
Employee Stock Purchase Plan	1,899	2	49	—	—	—	51
Director Stock Purchase Plan	1,589	2	41	—	—	—	43
Restricted stock activity	17,200	18	273	—	—	—	291
Balance, June 30, 2022	16,080,057	$16,081	$386,128	$108,265	$(9,759)	$(4,880)	$495,835
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating Activities:
Net Income	$16,063	$23,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	1,647	2,225
Depreciation	2,393	1,993
Amortization of intangibles	805	1,002
Net amortization of security discounts/premiums	247	384
Noncash operating lease expense	1,028	844
Amortization of finance lease right of use asset	90	90
Earnings on cash surrender value of life insurance	(546)	(508)
Mortgage loans originated for sale	(53,679)	(82,142)
Proceeds from sales of mortgage loans originated for sale	49,567	84,916
Gain on sale of mortgage loans	(671)	(834)
SBA loans originated for sale	(2,080)	(2,636)
Proceeds from sales of SBA loans originated for sale	2,208	2,807
Gain on sale of SBA loans	(128)	(110)
Gain on sale of property, plant, and equipment	(59)	(71)
Gain on sale or write-down of foreclosed assets	(126)	(31)
Loss on sale of bank premises and equipment held for sale	—	1,333
Write-off of bank premises and equipment held for sale	—	705
Accretion of subordinated debt	(293)	(279)
Stock compensation expense	500	459
Change in deferred income tax benefit	(1,148)	(206)
Increase accrued interest receivable	(50)	(1,574)
Increase in other assets	490	504
Increase (decrease) in accrued interest payable	6,901	(249)
Decrease in operating lease liability	(1,167)	(1,154)
Increase (decrease) in other liabilities	1,879	(7,301)
Net Cash Provided By Operating Activities	23,871	23,773

Investing Activities:
Proceeds from the sale of available-for-sale securities	1,751	—
Proceeds from the maturity or call of available-for-sale securities	7,927	5,439
Purchases of available-for-sale securities	—	(174,102)
Proceeds from the maturity or call of held-to-maturity securities	4,968	9,620
Purchases of held-to-maturity securities	—	(79,664)
Stock dividends of FHLB and other bank stock	289	—
(Purchases) reduction of restricted investment in bank stock	(3,620)	4,900
Net cash received from acquisition	1,068	—
Net increase in loans	(206,677)	(75,753)
Purchases of bank premises and equipment	(1,837)	(2,549)
Proceeds from the sale of premises and equipment	59	127
Proceeds from the sale of foreclosed assets	374	71
Proceeds from bank-owned life insurance	774	—
Gain on bank-owned life insurance	(125)	—
Net change in investments in tax credits and other partnerships	(4,854)	(4,332)
Net Cash Used In Investing Activities	(199,903)	(316,243)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase (decrease) in deposits	225,736	(299,429)
Proceeds from long-term debt	25,000	—
Common stock dividends paid	(6,358)	(6,384)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	206	176
Treasury stock purchased	(4,580)	(2,957)
Riverview restricted stock (1)	—	776
Net change in finance lease liability	(46)	(44)
Net change in short-term borrowings	9,795	—
Long-term debt repayment	(30,727)	(76,634)
Subordinated debt redemption and trust preferred securities	(10,000)	—
Net Cash Provided by (Used In) Financing Activities	209,026	(384,496)

Net increase (decrease) in cash and cash equivalents	32,994	(676,966)
Cash and cash equivalents, beginning of period	60,881	913,752
Cash and cash equivalents, end of period	$93,875	$236,786

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,500	$3,467
Cash paid for income taxes	3,970	3,500

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$1,336	$115
Recognition of operating lease liabilities	1,336	115
Obsolete Riverview asset write-off	—	705
Loans transferred to foreclosed assets held for sale	693	109
Held-to-maturity securities purchased, not settled	—	524

Fair value of assets acquired in business combination, excluding cash (2)	$370,919	$—
Goodwill recorded (2)	15,172	—
Liabilities assumed in business combination (2)	346,288	—
Stock issued in business combination (2)	18,095	—
(1) Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.
(2) Includes the impact of the Brunswick Acquisition on May 19, 2023. See "Note 2 - Business Combinations" to the Consolidated Financial Statement for additional information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and four nonbank subsidiaries, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of June 30, 2023, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the June 30, 2022 and December 31, 2022 balances have been reclassified, when necessary, to conform to the 2023 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 Annual Report.
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
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

MID PENN BANCORP, INC.

All other significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the 2022 Annual Report. Those significant accounting policies are unchanged at June 30, 2023.
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
Note 2 - Business Combination
Brunswick Acquisition
On May 19, 2023, Mid Penn completed its acquisition of Brunswick through the merger of Brunswick with and into Mid Penn with Mid Penn being the surviving corporation. In connection with this acquisition, Brunswick Bank, a wholly-owned subsidiary of Brunswick, merged with and into Mid Penn Bank, a wholly-owned subsidiary of Mid Penn.

This transaction included the acquisition of 5 branches and extended Mid Penn’s footprint into Middlesex and Monmouth counties in central New Jersey. Mid Penn issued 849,510 shares of its common stock as well as a net cash payment to Brunswick shareholders of $27.6 million, for total consideration of $45.7 million for all outstanding stock and the cancellation of stock options of Brunswick.
Mid Penn has recognized total goodwill of $15.2 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to Mid Penn’s common stock was calculated based upon the closing market price of Mid Penn’s common stock as of May 19, 2023. None of the goodwill recognized is expected to be deductible for income tax purposes.

Mid Penn incurred expenses related to the Brunswick Acquisition of approximately $7.9 million for the three months ended June 30, 2023 and $8.2 million for the six months ended June 30, 2023, which are included in noninterest expense in the Consolidated Statements of Income.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. Mid Penn considers various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Brunswick Acquisition, Mid Penn acquired PCD loans and leases of $18.7 million. Mid Penn established an ACL at acquisition of $355 thousand with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $2.1 million and the Day 1 fair value was $16.6 million. The initial provision expense for non-PCD loans associated with the Brunswick Acquisition was $2.0 million.

MID PENN BANCORP, INC.

Estimated fair values of the assets acquired and liabilities assumed in the Brunswick Acquisition as of the closing date are as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$21,029
Federal funds sold	7,604
Investment securities	2,174
Loans	324,471
Goodwill	15,172
Core deposit intangible	999
Premises and equipment	5,315
Cash surrender value of life insurance	3,361
Deferred income taxes	6,792
Accrued interest receivable	1,171
Other assets	3,860
Total assets acquired	391,948
Liabilities assumed:
Deposits:
Noninterest-bearing demand	68,545
Interest-bearing demand	5,345
Money Market	47,362
Savings	14,203
Time	147,164
Long-term debt	60,137
Accrued interest payable	1,911
Other liabilities	1,621
Total liabilities assumed	346,288

Consideration paid	$45,660

Cash paid	$27,565
Fair value of common stock issued	18,095

Management is still evaluating the fair values of all assets and liabilities shown in the table above. Management is working with third parties to finalize the fair value of loans, appraised value of acquired properties, valuation of core deposit intangibles, and time deposit discount. Additionally, management is evaluating other assets and other liabilities and related deferred tax adjustments based on the completion of other fair value adjustments.

MID PENN BANCORP, INC.

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
In order to comply with ASC 326, Mid Penn conducted a review of its investment portfolio and determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero. This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. The reasons behind the adoption of the zero-credit loss assumption are as follows:
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

MID PENN BANCORP, INC.

At June 30, 2023, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At June 30, 2023, accrued interest receivable totaled $1.1 million for AFS securities and was reported in other assets on the accompanying Consolidated Balance Sheet.
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
At June 30, 2023, Mid Penn’s HTM securities totaled $404.8 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at June 30, 2023.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At June 30, 2023, accrued interest receivable totaled $1.8 million for HTM securities and was reported in other assets on the accompanying Consolidated Balance Sheet.
At June 30, 2023, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at June 30, 2023.
The amortized cost and estimated fair value of investment securities for the periods presented:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,581	$—	$1,654	$34,927
Mortgage-backed U.S. government agencies	177,964	—	19,264	158,700
State and political subdivision obligations	4,343	—	782	3,561
Corporate debt securities	35,975	—	4,389	31,586
Total available-for-sale debt securities	254,863	—	26,089	228,774
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,737	$—	$33,401	$212,336
Mortgage-backed U.S. government agencies	47,129	—	6,379	40,750
State and political subdivision obligations	86,486	2	8,047	78,441
Corporate debt securities	25,479	—	1,217	24,262
Total held-to-maturity debt securities	404,831	2	49,044	355,789
Total	$659,694	$2	$75,133	$584,563

MID PENN BANCORP, INC.

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,528	$—	$1,614	$34,914
Mortgage-backed U.S. government agencies	185,993	—	19,078	166,915
State and political subdivision obligations	4,354	—	815	3,539
Corporate debt securities	35,467	—	2,957	32,510
Total available-for-sale debt securities	$262,342	$—	$24,464	$237,878
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,671	$—	$34,834	$210,837
Mortgage-backed U.S. government agencies	50,710	—	6,676	44,034
State and political subdivision obligations	87,125	—	8,345	78,780
Corporate debt securities	15,988	—	1,134	14,854
Total held-to-maturity debt securities	399,494	—	50,989	348,505
Total	$661,836	$—	$75,453	$586,383
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
Investment securities having a fair value of $406.0 million at June 30, 2023 and $338.8 million at December 31, 2022 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $175.0 million as of June 30, 2023 and $189.0 million as of December 31, 2022.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
June 30, 2023	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	8	$17,064	$518	11	$17,863	$1,136	19	$34,927	$1,654
Mortgage-backed U.S. government agencies	23	55,079	2,769	70	103,621	16,495	93	158,700	19,264
State and political subdivision obligations	—	—	—	8	3,561	782	8	3,561	782
Corporate debt securities	3	9,216	692	13	19,197	3,697	16	28,413	4,389
Total available-for-sale debt securities	34	$81,359	$3,979	102	$144,242	$22,110	136	$225,601	$26,089

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	7	12,092	457	138	200,244	32,944	145	212,336	33,401
Mortgage-backed U.S. government agencies	1	285	16	63	40,465	6,363	64	40,750	6,379
State and political subdivision obligations	76	26,201	730	125	51,398	7,317	201	77,599	8,047
Corporate debt securities	1	930	63	7	8,882	1,154	8	9,812	1,217
Total held-to-maturity debt securities	85	39,508	1,266	333	300,989	47,778	418	340,497	49,044
Total	119	$120,867	$5,245	435	$445,231	$69,888	554	$566,098	$75,133

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2022	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	19	$34,914	$1,614	—	$—	$—	19	$34,914	$1,614
Mortgage-backed U.S. government agencies	69	131,879	11,876	24	35,036	7,202	93	166,915	19,078
State and political subdivision obligations	6	2,521	671	2	1,018	144	8	3,539	815
Corporate debt securities	12	25,063	2,153	4	4,196	804	16	29,259	2,957
Total available-for-sale securities	106	194,377	16,314	30	40,250	8,150	136	234,627	24,464

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	54	$84,946	$10,093	91	$125,891	$24,741	145	$210,837	$34,834
Mortgage-backed U.S. government agencies	40	13,866	1,071	24	30,168	5,605	64	44,034	6,676
State and political subdivision obligations	185	73,735	7,413	18	4,616	932	203	78,351	8,345
Corporate debt securities	4	5,721	317	5	5,182	817	9	10,903	1,134
Total held to maturity securities	283	178,268	18,894	138	165,857	32,095	421	344,125	50,989
Total	389	$372,645	$35,208	168	$206,107	$40,245	557	$578,752	$75,453
There were no gross realized gains and losses on sales of available-for-sale debt securities for the three and six months ended June 30, 2023 and 2022.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
June 30, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$5,245	$5,141	$4,958	$4,913
Due after 1 year but within 5 years	40,345	38,504	103,441	97,579
Due after 5 years but within 10 years	28,447	24,115	208,200	178,786
Due after 10 years	2,862	2,314	41,103	33,761
	76,899	70,074	357,702	315,039
Mortgage-backed securities	177,964	158,700	47,129	40,750
	$254,863	$228,774	$404,831	$355,789
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

MID PENN BANCORP, INC.

amendments of ASU 2016-13; therefore, prior period balances are presented under legacy GAAP and may not be comparable to current period presentation.
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	June 30, 2023	December 31, 2022
Commercial real estate (1)	$2,145,272	$2,052,934
Commercial and industrial	635,929	596,042
Construction	515,398	441,246
Residential mortgage (1)	730,176	416,221
Consumer	7,735	7,676
Total loans	$4,034,510	$3,514,119
(1) In accordance with the guidance in FASB ASC Topic 326, Mid Penn redefined its loan portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. As such, $181.9 million of loans were reclassified from Commercial real estate to Residential mortgage upon adoption of CECL on January 1, 2023. Prior periods were not reclassified.
Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees of $4.4 million and $3.9 million reduced the carrying value of loans as of June 30, 2023 and December 31, 2022, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. At June 30, 2023, accrued interest receivable for loans totaled $16.5 million with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of June 30, 2023 and December 31, 2022, are summarized as follows:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
June 30, 2023
Commercial real estate	$3,688	$—	$3,097	$6,785	$2,138,487	$2,145,272	$1
Commercial and industrial	2,985	—	1,543	4,528	631,401	635,929	1
Construction	—	—	2,257	2,257	513,141	515,398	—
Residential mortgage	3,209	106	1,779	5,094	725,082	730,176	7
Consumer	15	3	—	18	7,717	7,735	—
Total	$9,897	$109	$8,676	$18,682	$4,015,828	$4,034,510	$9

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2022
Commercial real estate	$1,792	$—	$1,438	$3,230	$2,047,167	$2,050,397	$—
Commercial and industrial	1,808	3	1,854	3,665	592,377	596,042	654
Construction	2,258	—	—	2,258	438,988	441,246	—
Residential mortgage	3,826	955	670	5,451	409,630	415,081	—
Consumer	44	19	—	63	7,613	7,676	—
Loans acquired with credit deterioration:
Commercial real estate	78	—	826	904	1,633	2,537	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Residential mortgage	223	228	241	692	448	1,140	—
Consumer	—	—	—	—	—	—	—
Total	$10,029	$1,205	$5,029	$16,263	$3,497,856	$3,514,119	$654
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023			December 31, 2022
	Non-accrual Loans			Total non-accrual Loans
(In thousands)	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$466	$8,079	$8,545	$4,864
Commercial and industrial	1,329	214	1,543	1,222
Construction	—	2,256	2,256	—
Residential mortgage	2	3,122	3,124	1,698
Consumer	—	—	—	411
	$1,797	$13,671	$15,468	$8,195
The amount of interest income recognized on nonaccrual loans was approximately $281 thousand and $127 thousand during the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the amount of interest income recognized on nonaccrual loans was approximately $463 thousand and $384 thousand, respectively.
Credit Quality Indicators
Mid Penn categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. On a minimum of a quarterly basis, Mid Penn analyzes loans individually to classify the loans as to their credit risk. The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal.

MID PENN BANCORP, INC.

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Commercial real estate
Pass	$154,942	$543,710	$325,310	$296,602	$194,714	$561,115	$31,100	$2,107,493
Special mention	—	—	—	—	—	13,246	—	13,246
Substandard or lower	201	2,268	—	3,206	2,193	13,537	3,128	24,533
Total commercial real estate	155,143	545,978	325,310	299,808	196,907	587,898	34,228	2,145,272
Gross charge offs	—	—	—	—	—	(16)	—	(16)
Net charge offs	—	—	—	—	—	(16)	—	(16)
Commercial and industrial
Pass	87,344	115,946	86,019	33,854	54,005	65,412	174,518	617,098
Special mention	—	171	892	—	—	2,294	4,296	7,653
Substandard or lower	—	150	—	—	5,899	1,849	3,280	11,178
Total commercial and industrial	87,344	116,267	86,911	33,854	59,904	69,555	182,094	635,929
Gross charge offs	—	(100)	—	(111)	—	(9)	—	(220)
Net charge offs	—	(100)	—	(111)	—	(9)	—	(220)
Construction
Pass	63,195	198,348	152,167	39,314	10,295	14,754	33,377	511,450
Special mention	—	—	—	—	—	—	1,692	1,692
Substandard or lower	—	—	—	—	—	2,256	—	2,256
Total construction	63,195	198,348	152,167	39,314	10,295	17,010	35,069	515,398
Residential mortgage
Performing	102,765	136,479	90,145	90,748	30,485	197,858	78,572	727,052
Non-performing	—	—	38	227	20	2,824	15	3,124
Total residential mortgage	102,765	136,479	90,183	90,975	30,505	200,682	78,587	730,176
Gross charge offs	—	—	—	—	—	(4)	—	(4)
Current period recoveries	—	—	—	—	—	30	—	30
Net recoveries	—	—	—	—	—	26	—	26
Consumer
Performing	1,238	980	877	365	287	437	3,551	7,735
Non-performing	—	—	—	—	—	—	—	—
Total consumer	1,238	980	877	365	287	437	3,551	7,735
Gross charge offs	(56)	—	(3)	(4)	—	(21)	—	(84)
Current period recoveries	11	—	—	—	—	—	—	11
Net charge offs	(45)	—	(3)	(4)	—	(21)	—	(73)
Total
Pass	$305,481	$858,004	$563,496	$369,770	$259,014	$641,281	$238,995	$3,236,041
Special mention	—	171	892	—	—	15,540	5,988	22,591
Substandard or lower	201	2,418	—	3,206	8,092	17,642	6,408	37,967
Performing	104,003	137,459	91,022	91,113	30,772	198,295	82,123	734,787
Nonperforming	—	—	38	227	20	2,824	15	3,124
Total	$409,685	$998,052	$655,448	$464,316	$297,898	$875,582	$333,529	$4,034,510

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of June 30, 2023 and December 31, 2022.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.
Allowance for Credit Losses, effective January 1, 2023

Mid Penn’s ACL - loans methodology is based upon guidance within FASB ASC Subtopic 326-20, as well as regulatory guidance from the FDIC, its primary federal regulator. The ACL - loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the loan portfolio is continuously monitored by management and is reflected within the ACL - loans. The ACL - loans is an estimate of expected losses inherent within Mid Penn’s existing loan portfolio. The ACL - loans is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.
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
The commercial real estate and residential mortgage loan portfolio segments include loans for both commercial and residential properties that are secured by real estate. The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and, if applicable, guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral, availability of permanent financing, maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type. The borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting. Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance, in addition to analysis of the proposed project for income-producing properties. Additional support offered by guarantors is also considered when applicable. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.
The commercial and industrial loan portfolio segment includes commercial loans made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory, equipment and fixed asset purchases that are secured by those assets, and term financing for those within Mid Penn’s

MID PENN BANCORP, INC.

geographic markets. Mid Penn’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information, and evaluation of underlying collateral to support the credit.
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
Mid Penn may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, Mid Penn takes into consideration loan grades, past due and nonaccrual status. Mid Penn may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or

MID PENN BANCORP, INC.

amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the PCL. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan.
Loans are charged off against the ACL, with any subsequent recoveries credited back to the ACL account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.
The following table presents the activity in the ACL - loans by portfolio segment for the three and six months ended June 30, 2023:

(In thousands)	Commercial real estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Total
Balance at March 31, 2023	$13,312	$11,269	$3,631	$2,874	$179	$31,265
Purchase credit deteriorated loans	314	5	13	4	—	336
Loans charged off	—	(109)	—	—	(65)	(174)
Recoveries	—	—	—	—	4	4
Net loans (charged off) recovered	—	(109)	—	—	(61)	(170)
Provision for credit losses (1)	571	238	23	267	58	1,157
Balance at June 30, 2023	$14,197	$11,403	$3,667	$3,145	$176	$32,588

(In thousands)	Commercial real estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Unallocated	Total
Balance at December 31, 2022	$13,142	$4,593	$—	$1,319	$29	$(126)	$18,957
Impact of adopting CECL	288	6,600	3,201	1,562	154	126	11,931
Purchase credit deteriorated loans	314	5	13	4	—	—	336
Loans charged off	(16)	(220)	—	(4)	(84)	—	(324)
Recoveries	—	—	—	30	11	—	41
Net loans (charged off) recovered	(16)	(220)	—	26	(73)	—	(283)
Provision for credit losses (1)	469	425	453	234	66	—	1,647
Balance at June 30, 2023	$14,197	$11,403	$3,667	$3,145	$176	$—	$32,588
(1) Includes a $2.0 million initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition.
The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of June 30, 2023:

(In thousands)	ACL - Loans			Loans
June 30, 2023	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial Real Estate	$13,945	$252	$14,197	$2,136,727	$8,545	$2,145,272
Commercial & Industrial	10,686	717	11,403	634,386	1,543	635,929
Construction	3,667	—	3,667	513,142	2,256	515,398
Residential Mortgage	3,143	2	3,145	726,674	3,502	730,176
Consumer	176	—	176	7,735	—	7,735
Total	$31,617	$971	$32,588	$4,018,664	$15,846	$4,034,510

MID PENN BANCORP, INC.

Allowance for Credit Losses, prior to January 1, 2023
The following table summarizes the allowance and recorded investments in loans receivable:

(In thousands)
As of, and for the three months ended, June 30, 2022	Commercial Real Estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Unallocated	Total
Allowance for loan and lease losses:
April 1, 2022	$9,991	$3,811	$41	$1,045	$2	$257	$15,147
Charge-offs	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	3	10	—	13
Provisions	2,000	(140)	5	95	(1)	(234)	1,725
June 30, 2022	11,991	3,671	46	1,143	2	23	16,876
Individually evaluated for impairment	892	118	—	—	—	—	1,010
Collectively evaluated for impairment	$11,099	$3,553	$46	$1,143	$2	$23	$15,866

(In thousands)
As of, and for the six months ended, June 30, 2022	Commercial Real Estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Unallocated	Total
Allowance for loan and lease losses:
January 1, 2022	$9,415	$3,439	$38	$1,019	$2	$684	$14,597
Charge-offs	—	—	—	—	(66)	—	(66)
Recoveries	65	13	24	4	14	—	120
Provisions	2,511	219	(16)	120	52	(661)	2,225
June 30, 2022	11,991	3,671	46	1,143	2	23	16,876
Individually evaluated for impairment	892	118	—	—	—	—	1,010
Collectively evaluated for impairment	$11,099	$3,553	$46	$1,143	$2	$23	$15,866

Loans Receivable
Ending Balance	$1,825,944	$549,881	$376,117	$418,815	$9,276	$—	$3,180,033
Individually Evaluated for impairment	2,106	507	—	1,413	—	—	4,026
Acquired with credit deterioration	2,109	—	1,221	1,370	—	—	4,700
	$1,821,729	$549,374	$374,896	$416,032	$9,276	$—	$3,171,307
The information presented in the designated internal risk categories by portfolio segment table presented above is not required for periods prior to the adoption of CECL. The following table presents the most comparable required information for the prior period, internal credit risk ratings, for the indicated loan portfolio segments as of December 31, 2022:

MID PENN BANCORP, INC.

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

Information related to loans modified (by type of modification), whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended June 30, 2023
Commercial and industrial	$—	$150	$—	$150	0.02%
Total	$—	$150	$—	$150	0.02%
Six months ended June 30, 2023
Commercial real estate	$51	$—	$180	$231	0.01%
Commercial and industrial	—	150	—	150	0.02
Total	$51	$150	$180	$381	0.01%

The financial effects of the interest only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.

Note 5 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivatives; however, none are entered into for speculative purposes. During the first six months of June 30, 2023, Mid Penn entered into outstanding derivative contracts designated as hedges. As of December 31, 2022, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
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
Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses interest rate swaps as part of its interest rate risk management strategy. During the first six months of 2023, Mid Penn entered into interest rate swaps designated as cash flow hedges to hedge the cash flows associated with existing brokered CDs.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $2.9 million will be reclassified as a decrease to interest expense.

The following table presents a summary of the notional amounts and fair values of derivative financial instruments:

	June 30, 2023		December 31, 2022
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive Fair Values	$2,285	$14	$274	$3
Negative Fair Values	4,248	(22)	5,252	(40)
Forward Commitments
Positive Fair Values	1,762	6	4,750	43
Negative Fair Values	3,442	(15)	—	—
Interest Rate Swaps with Customers
Positive Fair Values	36,644	251	16,650	164
Negative Fair Values	106,434	(11,431)	107,145	(11,533)
Interest Rate Swaps with Counterparties
Positive Fair Values	106,434	11,431	107,145	11,533
Negative Fair Values	36,644	(251)	16,650	(164)
Interest Rate Swaps used in Cash Flow Hedges
Positive Fair Values	190,000	3,589	—	—
Negative Fair Values	—	—	—	—
The following table presents derivative financial instruments and the amount of the net fair value gains (losses) recognized within other noninterest income on the Consolidated Statement of Income:

	Three months ended		Six months ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Rate Lock Commitments	$(42)	$214	$29	$27
Forward Commitments	170	324	119	1,077
Total	$128	$538	$148	$1,104

MID PENN BANCORP, INC.

The following table presents the effect of fair value and cash flow hedge accounting on AOCI:

(In thousands)	Amount of Gain Recognized in OCI on Derivative	Amount of Gain Recognized in OCI Included Component	Amount of Gain Recognized in OCI Excluded Component	Location of Gain recognized from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Expense Included Component	Amount of Gain (Loss) Reclassified from AOCI into Expense Excluded Component
Derivatives in Cash Flow Hedging Relationships:
Three months ended June 30, 2023
Interest Rate Swaps	$3,591	$3,591	$—	Interest Expense	$—	$—	$—
Six months ended June 30, 2023
Interest Rate Swaps	$3,428	$3,428	$—	Interest Expense	$—	$—	$—
The gross amounts of commercial loan swap derivatives, the amounts offset and the carrying values in the Consolidated Balance Sheets, and the collateral pledged to support such agreements are presented below:

(In thousands)	June 30, 2023	December 31, 2022
Interest Rate Swap Contracts - Commercial Loans:
Gross amounts recognized (1)	$11,682	$11,697
Gross amounts offset (2)	11,682	11,697
Net Amounts Presented in the Consolidated Balance Sheets	—	—
Gross amounts not offset:
Financial instruments	—	—
Cash collateral (3)	1,600	1,600
Net Amounts	$1,600	$1,600
(1) Included in other assets on the Consolidated Balance Sheet.
(2) Included in other liabilities on the Consolidated Balance Sheet.
(3) Included in cash and due from banks on the Consolidated Balance Sheet.

MID PENN BANCORP, INC.

Note 6 - Accumulated Other Comprehensive (Loss) Income
The changes in each component of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at March 31, 2023	$(17,350)	$(128)	$104	$(17,374)
OCI before reclassifications	(3,261)	2,837	(7)	(431)
Amounts reclassified from AOCI	—	—	—	—
Balance at June 30, 2023	$(20,611)	$2,709	$97	(17,805)

Balance at December 31, 2022	$(19,327)	$—	$111	$(19,216)
OCI before reclassifications	(1,284)	2,709	(2)	1,423
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at June 30, 2023	$(20,611)	$2,709	$97	$(17,805)

Balance at March 31, 2022	$(5,485)	$—	$539	$(4,946)
OCI before reclassifications	(4,812)	—	—	(4,812)
Amounts reclassified from AOCI	—	—	(1)	(1)
Balance at June 30, 2022	$(10,297)	$—	$538	$(9,759)

Balance at December 31, 2021	$(255)	$—	$413	$158
OCI before reclassifications	(10,042)	—	127	(9,915)
Amounts reclassified from AOCI	—	—	(2)	(2)
Balance at June 30, 2022	$(10,297)	$—	$538	$(9,759)
Note 7 - Fair Value Measurement
The Corporation uses estimates of fair value in applying various accounting standards for its consolidated financial statements on either a recurring or non-recurring basis. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. Mid Penn groups its assets and liabilities measured at fair value in three hierarchy levels, based on the observability and transparency of the inputs. The fair value hierarchy is as follows:
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
There were no transfers of assets between fair value Level 1 and Level 2 during the three and six months ended June 30, 2023 or the year ended December 31, 2022.

MID PENN BANCORP, INC.

The following tables illustrate the assets measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	June 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$34,927	$—	$34,927
Mortgage-backed U.S. government agencies	—	158,700	—	158,700
State and political subdivision obligations	—	3,561	—	3,561
Corporate debt securities	—	31,586	—	31,586
Equity securities	433	—	—	433
Loans held for sale	—	7,258	—	7,258
Other assets:
Derivative assets	—	15,291	—	15,291
Total	$433	$251,323	$—	$251,756

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$34,914	$—	$34,914
Mortgage-backed U.S. government agencies	—	166,915	—	166,915
State and political subdivision obligations	—	3,539	—	3,539
Corporate debt securities	—	32,510	—	32,510
Equity securities	430	—	—	430
Loans held for sale	—	2,475	—	2,475
Other assets:
Derivative assets	—	11,703	—	11,703
Total	$430	$252,056	$—	$252,486
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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2023 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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

MID PENN BANCORP, INC.

Mortgage banking derivatives represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of Mid Penn’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify interest rate swap agreements as Level 2. See "Note 5 - Derivative Financial Instruments," for additional information.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table illustrates Level 3 financial instruments measured at fair value on a nonrecurring basis:

(In thousands)	June 30, 2023	December 31, 2022
Individually evaluated loans, net of ACL	$14,875	$4,022
Foreclosed assets held for sale	489	43
Net loans - This category consists of loans that were individually evaluated for credit losses, net of the related ACL, and have been classified as Level 3 assets. In 2022, the amount shown is the balance of individually evaluated loans reporting a specific allocation or that have been partially charged-off. All of these loans are considered collateral-dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral- dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held for sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.
The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	June 30, 2023
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$93,875	$93,875	$—	$—	$93,875
Available-for-sale investment securities	228,774	—	228,774	—	228,774
Held-to-maturity investment securities	404,831	—	355,789	—	355,789
Equity securities	433	433	—	—	433
Loans held for sale	7,258	—	7,258	—	7,258
Net loans	4,001,922	—	—	3,982,704	3,982,704
Restricted investment in bank stocks	11,646	11,646	—	—	11,646
Accrued interest receivable	19,626	19,626	—	—	19,626
Derivative assets	15,291	—	15,291	—	15,291
Financial instruments - liabilities
Deposits	$4,286,686	$—	$4,273,395	$—	$4,273,395
Short-term borrowings	112,442	—	112,442	—	112,442
Long-term debt (1)	55,738	—	54,014	—	54,014
Subordinated debt	46,648	—	46,152	—	46,152
Accrued interest payable	11,115	11,115	—	—	11,115
Derivative liabilities	11,719	—	11,719	—	11,719
(1)Long-term debt excludes finance lease obligations.

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
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of June 30, 2023 and December 31, 2022.
Note 8 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $55.6 million and $57.2 million of standby letters of credit outstanding as of June 30, 2023 and December 31, 2022, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of June 30, 2023 and December 31, 2022 for payment under standby letters of credit issued was not considered material.
Mid Penn adopted FASB ASC Topic 326, effective January 1, 2023, which requires Mid Penn to estimate expected credit losses for OBS credit exposures which are not unconditionally cancellable. Mid Penn maintains a separate ACL on OBS credit exposures, including unfunded loan commitments and letters of credit, which is included in other liabilities on the accompanying Consolidated Balance Sheets.
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
Changes in the ACL on OBS credit exposures were as follows for the period presented:

(In thousands)	June 30, 2023
Balance, January 31, 2023	$85
Impact of adopting CECL	3,077
PCL - OBS exposure	340
Balance, March 31, 2023	3,502
PCL - OBS exposure	289
Balance, June 30, 2023	$3,791
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
Note 9 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $112.4 million and $102.6 million as of June 30, 2023 and December 31, 2022, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2.3 billion at June 30, 2023. The Bank had a short-term borrowing capacity from the FHLB as of June 30, 2023 up to the Bank’s unused borrowing capacity of $1.3 billion (equal to $1.6 billion of

MID PENN BANCORP, INC.

maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at June 30, 2023. No draws were made on these lines as of June 30, 2023 and December 31, 2022.
Long-term Debt
The following table presents a summary of long-term debt as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
FHLB fixed rate instruments:
Due January 2024, 1.10%	$10,000	$—
Due March 2024, 5.60%	25,000	—
Due February 2026, 4.51%	20,000	—
Due August 2026, 4.80%	711	1,088
Due February 2027, 6.71%	27	31
Total FHLB fixed rate instruments	55,738	1,119
Lease obligations included in long-term debt	3,244	3,290
Total long-term debt	$58,982	$4,409
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $175.0 million and $189.0 million as of June 30, 2023 and December 31, 2022, respectively.
Note 10 - Subordinated Debt and Trust Preferred Securities
Subordinated Debt Issued December 2017
On December 19, 2017, Mid Penn entered into agreements with investors to purchase $10.0 million aggregate principal amount of its subordinated notes due 2028 (the "2017 Notes"). The 2017 Notes were treated as Tier 2 capital for regulatory capital purposes. The 2017 Notes were redeemable in whole or in part, without premium or penalty, at any time on or after December 21, 2022, and prior to January 1, 2028. Mid Penn redeemed the 2017 Notes in whole on April 17, 2023.
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
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $750 thousand of the December 2020 Notes as of June 30, 2023 and December 31, 2022.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of June 30, 2023 was $8.1 million. The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $1.7 million of the March 2020 Notes as of June 30, 2023 and December 31, 2022.
Note 11 - Common Stock and Earnings Per Share
Treasury Stock Repurchase Program
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through May 11, 2024 by Mid Penn’s Board of Directors on May 11, 2023. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares.
During the three months ended June 30, 2023, Mid Penn repurchased 204,379 shares of common stock at an average price of $22.41. As of June 30, 2023, Mid Penn had repurchased 412,722 shares of common stock at an average price of $22.92 per share under the Program. The Program had $5.5 million remaining available for repurchase as of June 30, 2023.

MID PENN BANCORP, INC.

Dividend Reinvestment Plan
Under Mid Penn’s amended and restated DRIP, 300,000 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance. The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.
Equity Incentive Plans
On May 9, 2023, shareholders approved the 2023 Stock Incentive Plan, which authorizes Mid Penn to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. The 2023 Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to incentivize the further success of the Company, and replaces the 2014 Restricted Stock Plan. The aggregate number of shares of common stock of the Company available for issuance under the Plan is 350,000 shares.
As of June 30, 2023, a total of 217,514 restricted shares were granted under the 2014 Plan, of which 94,192 shares were unvested. The 2014 Plan shares granted and vested resulted in $252 thousand and $289 thousand in share-based compensation expense for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the 2014 Plan shares granted and vested resulted in share-based compensation expense of $501 thousand and $457 thousand, respectively.
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
The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$4,836	$12,252	$16,063	$23,606

Weighted average common shares outstanding (basic)	16,233,473	15,934,083	16,060,789	15,945,997
Effect of dilutive unvested restricted stock grants	21,805	14,402	35,481	13,469
Weighted average common shares outstanding (diluted)	16,255,278	15,948,485	16,096,270	15,959,466

Basic earnings per common share	$0.29	$0.77	$1.00	$1.48
Diluted earnings per common share	0.29	0.77	1.00	1.48
There were no antidilutive instruments at June 30, 2023 and 2022.

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
Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management’s Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mid Penn or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "anticipates", "intend", "plan", "believe", "estimate", and similar expressions are intended to identify such forward-looking statements. Mid Penn’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:
•the effects of future economic conditions on Mid Penn, its bank and nonbank subsidiaries, and their markets and customers;
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
•technological changes;
•our ability to successfully implement business strategies, including our acquisition strategy;
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
•supply chain disruption; and
•the factors described in Item 1A of the Corporation's 2022 Annual Report and subsequent filings with the SEC.
The above list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with this understanding of inherent uncertainty. Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2022 Annual Report. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.
Overview
Mid Penn is a financial holding company, which generates the majority of its revenues through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is FTE net interest income as a percentage of average interest-earning assets. Mid Penn also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses - loans, non-interest expenses and income taxes.
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$4,836	$12,252	$16,063	$23,606
Diluted EPS	$0.29	$0.77	$1.00	$1.48
Dividends Declared	$0.20	$0.20	$0.40	$0.40
Return on average assets	0.40%	1.10%	0.34%	1.04%
Return on average equity	3.84%	9.91%	3.16%	9.62%
Net interest margin (1)	3.29%	3.45%	3.39%	3.33%
Non-performing assets to total assets	0.32%	0.19%	0.32%	0.19%
Net charge-off (recoveries) to average loans (annualized)	0.018%	(0.001)%	0.030%	(0.003)%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.

During the second quarter of 2023, Mid Penn completed the Brunswick Acquisition, which added total assets of $391.9 million comprised primarily of $324.5 million of loans. This transaction resulted in the addition of 5 branches in central New Jersey. Mid Penn issued 849,510 shares of its common stock as well as a net cash payment to Brunswick shareholders

MID PENN BANCORP, INC.

of $27.6 million, for total consideration of $45.7 million for all outstanding stock and the cancellation of options of Brunswick.
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended June 30, 2023 was $4.8 million or $0.29 per both common share basic and diluted, compared to earnings of $12.3 million or $0.77 per both common share basic and diluted for the six months ended June 30, 2022. The results for the quarter ended June 30, 2023 were impacted by expenses related to the Brunswick Acquisition. Mid Penn’s earnings for the six months ended June 30, 2023 was $16.1 million or $1.00 per both common share basic and diluted, compared to earnings of $23.6 million or $1.48 per both common share basic and diluted for the six months ended June 30, 2022. The results for the six months ended June 30, 2023 were impacted by expenses related to the Brunswick Acquisition, partially offset by loan growth and an increase in net interest margin.
◦Net Interest Margin - For the second quarter of 2023, Mid Penn’s FTE net interest margin was 3.29% versus 3.45% for the same period of 2022. For the six months ended June 30, 2023, FTE net interest margin was 3.39% versus 3.33% for the same period of 2022. The FOMC has increased rates seven times during the 12 months since June 30, 2022. The yield on interest-earning assets increased 137 bps in both the second quarter and the first six months of 2023 compared to the same periods of 2022 and the rate on interest-bearing liabilities increased 199 bps and 171 bps in the second quarter of 2023 and the six months ended June 30, 2023, respectively, compared to the same periods of 2022.
◦Loan Growth - Total loans, net of unearned income, as of June 30, 2023 were $4.0 billion compared to $3.5 billion as of December 31, 2022, an increase of $520.4 million, or 14.8%. As mentioned above, $324.5 million, or 9.2%, of that growth was a result of the Brunswick Acquisition. Non-owner occupied office commercial real estate exposure represents less than 8% of total loan balances and is primarily limited to suburban offices.
◦Deposit Growth - Total deposits increased $508.4 million, or 13.5%, from $3.8 billion at December 31, 2022, to $4.3 billion at June 30, 2023. The Brunswick Acquisition contributed $282.6 million of additional deposits on the acquisition date.
•Asset Quality - Mid Penn adopted CECL on January 1, 2023. Its ACL at June 30, 2023 was $32.6 million, or 0.81% of total loans, as compared to $19.0 million, or 0.54% of total loans at December 31, 2022.
◦Net Charge-offs/Recoveries - Mid Penn had net charge-offs of $170 thousand and net recoveries of $4 thousand for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, net charge-offs were $283 thousand compared to net recoveries of $54 thousand for the same period of 2022.
◦Non-performing assets - Total non-performing assets were $16.3 million at June 30, 2023, an increase compared to non-performing assets of $8.6 million at December 31, 2022. The increase was partially a result of $3.9 million of non-accrual loans acquired from Brunswick.
◦Provision for credit losses - loans - The PCL - loans was $1.2 million for the three months ended June 30, 2023 compared to $1.7 million for the same period of 2022. For the six months ended June 30, 2023 and 2022, the PCL - loans was $1.6 million and $2.2 million, respectively.
•Noninterest Income - Noninterest income totaled $5.2 million for both of the second quarters of 2023 and 2022. For the six months ended June 30, 2023, noninterest income totaled $9.5 million, compared to $11.0 million for

MID PENN BANCORP, INC.

the six months ended June 30, 2022. The decrease was primarily attributable to lower mortgage banking and hedging activity.
•Noninterest Expense - Noninterest expense totaled $35.5 million for the second quarter of 2023, an increase of $11.6 million, or 48.6%, compared to noninterest expense of $23.9 million for the same period of 2022. Noninterest expense totaled $61.6 million for the six months ended June 30, 2023, an increase of $11.9 million, or 24.0%, compared to noninterest expense of $49.7 million for the same period of 2022. The increases in both periods were most notably a result of the expenses related to the Brunswick Acquisition.
•Liquidity - Current liquidity, including borrowing capacity, enhanced to nearly $1.59 billion or 178.9% of uninsured and uncollateralized deposits, or approximately 37.2% of total deposits.
•Share repurchases - During the three months ended June 30, 2023, Mid Penn repurchased 204,379 shares of common stock at an average price of $22.41.

MID PENN BANCORP, INC.

Critical Accounting Estimates
The 2022 Annual Report includes a summary of critical accounting estimates that Mid Penn considers to be most important to the presentation of its financial condition and results of operations, because they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The following discussion is regarding the critical accounting estimates related to the application of CECL and business combinations.
Allowance for Credit Losses
In accordance with CECL, the ACL, which includes both the ACL - loans and the ACL for OBS credit exposures, is calculated with the objective of maintaining a reserve for current expected credit losses over the remaining expected life of the portfolio. Management's determination of the appropriateness of the reserve is based on continuously monitoring and evaluating the loan portfolio, lending-related commitments, current as well as forecasted economic factors, and other relevant factors. The ACL - loans is an estimate of expected losses inherent within Mid Penn's existing loan portfolio.
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
Business Combinations
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
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS:
Interest Bearing Balances	$7,777	$83	4.28%	$5,920	$8	0.54%
Investment Securities:
Taxable	551,832	3,783	2.75%	501,631	2,740	2.19%
Tax-Exempt	78,918	495	2.52%	78,775	480	2.44%
Total Investment Securities	630,750	4,278	2.72%	580,406	3,220	2.23%

Federal Funds Sold	6,035	49	3.26%	415,405	736	0.71%
Loans	3,808,717	52,192	5.50%	3,129,334	34,354	4.40%
Restricted Investment in Bank Stocks	10,177	179	7.05%	4,854	94	7.77%
Total Interest-earning Assets	4,463,456	56,781	5.10%	4,135,919	38,412	3.73%

Cash and Due from Banks	70,378			59,822
Other Assets	293,952			270,165
Total Assets	$4,827,787			$4,465,906

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$936,687	$3,216	1.38%	$1,030,237	$462	0.18%
Money Market	929,774	5,104	2.20%	1,079,900	584	0.22%
Savings	319,728	64	0.08%	357,433	43	0.05%
Time	1,061,276	9,543	3.61%	516,346	930	0.72%
Total Interest-bearing Deposits	3,247,465	17,927	2.21%	2,983,916	2,019	0.27%

Short-term borrowings	94,067	1,507	6.43%	—	—	—%
Long-term debt	54,347	194	1.43%	9,238	107	4.65%
Subordinated debt and trust preferred securities	47,782	507	4.26%	74,062	661	3.58%
Total Interest-bearing Liabilities	3,443,661	20,135	2.35%	3,067,216	2,787	0.36%

Noninterest-bearing Demand	810,140			853,219
Other Liabilities	69,451			49,790
Shareholders' Equity	504,535			495,681
Total Liabilities & Shareholders' Equity	$4,827,787			$4,465,906

Net Interest Income (taxable-equivalent basis)		$36,646			$35,625
Taxable Equivalent Adjustment		(202)			(192)
Net Interest Income		$36,444			$35,433

Total Yield on Earning Assets			5.10%			3.73%
Rate on Supporting Liabilities			2.35%			0.36%
Average Interest Spread			2.76%			3.37%
Net Interest Margin			3.29%			3.45%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended June 30, 2023 in comparison to the same period in 2022:

	Three months ended June 30, 2023 vs. June 30, 2022
	Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$3	$72	$75
Investment Securities:
Taxable	274	769	1,043
Tax-Exempt	1	14	15
Total Investment Securities	275	783	1,058

Federal Funds Sold	(725)	38	(687)
Loans	7,453	10,385	17,838
Restricted Investment Bank Stocks	103	(18)	85
Total Interest Income	7,109	11,260	18,369

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	(42)	2,796	2,754
Money Market	(82)	4,602	4,520
Savings	(5)	26	21
Time	978	7,635	8,613
Total Interest-Bearing Deposits	849	15,059	15,908

Short-term Borrowings	1,507	—	1,507
Long-term Debt	523	(436)	87
Subordinated Debt	(235)	81	(154)
Total Interest Expense	2,644	14,704	17,348

NET INTEREST INCOME	$4,465	$(3,444)	$1,021
FTE net interest income was $36.6 million for the three months ended June 30, 2023, an increase of $1.0 million, or 2.9%, compared to the three months ended June 30, 2022. Mid Penn’s FTE net interest margin for the three months ended June 30, 2023 was 3.29% compared to 3.45% for the three months ended June 30, 2022. The decrease to FTE net interest margin was primarily a result of an increase in funding costs and growth in average interest-bearing liabilities, partially offset by higher yields on interest-earning assets and growth in average interest-earning assets. As previously noted, the FOMC has increased rates seven times during the 12 months since June 30, 2022. The growth in both average interest-earning assets and average interest-bearing liabilities was largely the result of the Brunswick Acquisition. Both interest-earning assets and interest-bearing liabilities associated with the Brunswick Acquisition had substantially similar yields to the corresponding Mid Penn portfolios.
The higher yields and the growth in interest-earning assets contributed $11.3 million and $7.1 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 137 bps to 5.10%, for the second quarter of 2023 compared to 3.73% for the second quarter of 2022. Average interest-earning assets increased $327.5 million, or 7.9%, during the second quarter of 2023 compared to the same period of 2022.
Average investment securities increased $50.3 million and the yield on those investment securities increased 49 bps, contributing $275 thousand and $783 thousand, respectively, to the increase in interest income. Average loans increased

MID PENN BANCORP, INC.

$679.4 million, and the yield on those loans increased 110 bps contributing $7.5 million and $10.4 million, respectively, to the increase in interest income.
Interest expense increased $17.3 million during the second quarter of 2023 compared to the second quarter of 2022. The rate of interest-bearing liabilities increased from 0.36% for the second quarter of 2022 to 2.35% for the second quarter of 2023. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. Mid Penn continued to offer higher rates to both retain and attract deposits. In addition, average short-term borrowings of $94.1 million were used to help fund loan growth, contributing $1.5 million to interest expense during the second quarter of 2023.

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates on a Taxable-Equivalent Basis
	For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest (1)	Yield/ Rate	Average Balance	Interest (1)	Yield/ Rate
ASSETS:
Interest Bearing Balances	$6,774	$136	4.05%	$48,495	$21	0.09%
Investment Securities:
Taxable	554,352	7,547	2.75	445,644	4,561	2.06
Tax-Exempt	79,083	987	2.52	76,208	905	2.39
Total Investment Securities	633,435	8,534	2.72	521,852	5,466	2.11

Federal Funds Sold	4,911	94	3.86	560,105	1,050	0.38
Loans, Net of unearned interest	3,682,747	98,152	5.37	3,116,473	69,477	4.50
Restricted Investment in Bank Stocks	9,861	289	5.91	6,590	225	6.89
Total Interest-earning Assets	4,337,728	107,205	4.98	4,253,515	76,239	3.61

Cash and Due from Banks	60,964			54,177
Other Assets	276,484			272,922
Total Assets	$4,675,176			$4,580,614

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$952,730	$5,907	1.25%	$1,037,915	$923	0.18%
Money Market	935,000	9,188	1.98	1,102,372	1,184	0.22
Savings	325,219	118	0.07	366,668	101	0.06
Time	906,299	14,715	3.27	554,378	2,105	0.77
Total Interest-bearing Deposits	3,119,248	29,928	1.93	3,061,333	4,313	0.28

Short-term borrowings	107,906	2,997	5.60	—	—	—
Long-term debt	29,487	238	1.63	42,513	391	1.85
Subordinated debt and trust preferred securities	52,304	1,149	4.43	74,126	1,301	3.54
Total Interest-bearing Liabilities	3,308,945	34,312	2.09	3,177,972	6,005	0.38

Noninterest-bearing Demand	801,807			856,324
Other Liabilities	56,746			51,612
Shareholders' Equity	507,678			494,706
Total Liabilities & Shareholders' Equity	$4,675,176			$4,580,614

Net Interest Income (taxable-equivalent basis)		$72,893			$70,234
Taxable Equivalent Adjustment		(400)			(387)
Net Interest Income		$72,493			$69,847

Total Yield on Earning Assets			4.98%			3.61%
Rate on Supporting Liabilities			2.09			0.38
Average Interest Spread			2.89			3.23
Net Interest Margin			3.39			3.33
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended June 30, 2023 in comparison to the same period in 2022:

	Six Months Ended June 30, 2023 vs. June 30, 2022
(Dollars in thousands)	Increase (decrease)
	Volume	Rate (1)	Net
INTEREST INCOME:
Interest Bearing Balances	$(19)	$134	$115
Investment Securities:
Taxable	1,110	1,876	2,986
Tax-Exempt	34	48	82
Total Investment Securities	1,144	1,924	3,068

Federal Funds Sold	(1,046)	90	(956)
Loans, Net	12,636	16,039	28,675
Restricted Investment Bank Stocks	112	(48)	64
Total Interest Income	12,827	18,139	30,966

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	(76)	5,060	4,984
Money Market	(183)	8,187	8,004
Savings	(12)	29	17
Time	1,344	11,266	12,610
Total Interest-Bearing Deposits	1,073	24,542	25,615

Short-term Borrowings	2,997	—	2,997
Long-term Debt	(120)	(33)	(153)
Subordinated Debt	(383)	231	(152)
Total Interest Expense	3,567	24,740	28,307

NET INTEREST INCOME	$9,260	$(6,601)	$2,659
FTE net interest income was $72.9 million for the six months ended June 30, 2023, an increase of $2.7 million, or 3.8%, compared to the same period of June 30, 2022. Mid Penn’s FTE net interest margin for the six months ended June 30, 2023 was 3.39% compared to 3.33% for the same period of June 30, 2022. The increase to FTE net interest margin was primarily a result of growth in average interest-earning assets and higher yields on interest-earning assets, partially offset by higher funding costs and growth in average interest-bearing liabilities. The growth in both average interest-earning assets and average interest-bearing liabilities was impacted by the Brunswick Acquisition during the second quarter of 2023. As mentioned above, both interest-earning assets and interest-bearing liabilities associated with the Brunswick Acquisition had substantially similar yields to the corresponding Mid Penn portfolios.
The higher yields and the growth in interest-earning assets contributed $18.1 million and $12.8 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 137 bps to 4.98%, for the six months ended June 30, 2023 compared to 3.61% for the same period of 2022. Average interest-earning assets increased $84.2 million, or 1.98%, during the six months ended June 30, 2023 compared to the same period of 2022.
Average investment securities increased $111.6 million, or 21.38%, and the yield on those investment securities increased 61 bps, contributing $1.1 million and $1.9 million, respectively, to the increase in interest income. Average loans increased

MID PENN BANCORP, INC.

$566.3 million, and the yield on those loans increased 87 bps contributing $12.6 million and $16.0 million, respectively, to the increase in interest income.
Interest expense increased $28.3 million during the first six months of 2023 compared to the same period of 2022. The rate of interest-bearing liabilities increased from 0.38% for the first six months of 2022 to 2.09% for the first six months of 2023. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. The rate on average interest-bearing deposits increased 165 bps contributing $24.5 million to the increase in interest expense during the six months ended June 30, 2023 compared to the same period in 2022. In addition, average short-term borrowings of $107.9 million were used to help fund loan growth, contributing $3.0 million to interest expense during the six months ended June 30, 2023 compared to the same period in 2022.
Provision for Credit Losses - Loans
On January 1, 2023, Mid Penn adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The PCL was $1.2 million for the three months ended June 30, 2023 compared to $1.7 million for the three months ended June 30, 2022. The PCL was $1.6 million for the six months ended June 30, 2023 compared to $2.2 million for the six months ended June 30, 2022. The PCL in both the three and six months ended June 30, 2023 includes an initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition of $2.0 million. The PCL in both periods of 2023, excluding the initial provision, was a recovery primarily as a result of improved economic forecasts. The provision for both periods ended June 30, 2022 reflect the application of the incurred loss method for estimating credit losses.
Noninterest Income
For both the three months ended June 30, 2023 and 2022, noninterest income totaled $5.2 million. Significant variances are discussed below.
Noninterest income and variance analysis:

	Three Months Ended June 30,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Fiduciary and wealth management	$1,204	$1,205	$(1)	(0.1%)
ATM debit card interchange	998	1,128	(130)	(11.5)
Service charges on deposits	514	450	64	14.2
Mortgage banking	287	305	(18)	(5.9)
Mortgage hedging	128	538	(410)	(76.2)
Net gain on sales of SBA loans	128	119	9	7.6
Earnings from cash surrender value of life insurance	292	262	30	11.5
Other	1,669	1,223	446	36.5
Total	$5,220	$5,230	$(10)	(0.2%)

ATM debit card interchange income was $1.0 million for the three months ended June 30, 2023, a decrease of $130 thousand, or 11.5%, compared to the same period in 2022 as a result of a shift in customer behaviors due to the current economic climate.
Service charges on deposits were $514 thousand for the three months ended June 30, 2023, an increase of $64 thousand, or 14.2%, compared to the same period in 2022. This increase was driven by the Brunswick Acquisition.
Mortgage hedging income was $128 thousand for the three months ended June 30, 2023 compared to $538 thousand for the same period in 2022. The decrease was the result of a slow down in the hedging program related to mortgage derivative activities as a result of an increase in interest rates.

MID PENN BANCORP, INC.

Earnings from cash surrender value of life insurance increased $30 thousand, or 11.5%, for the three months ended June 30, 2023 compared to the same period in 2022 as a result of the cash surrender value of life insurance included in the Brunswick Acquisition.
Other noninterest income totaled $1.7 million for the three months ended June 30, 2023 compared to $1.2 million for the same period in 2022. The $446 thousand, or 36.5%, increase was primarily the result of a death benefit claim related to BOLI and increased insurance revenues.
For the six months ended June 30, 2023, noninterest income totaled $9.5 million, a decrease of $1.4 million or 13.1%, compared to noninterest income of $11.0 million for the same period in 2022.

	Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Fiduciary and wealth management	$2,440	$2,257	$183	8.1%
ATM debit card interchange	2,054	2,185	(131)	(6.0)
Service charges on deposits	949	1,134	(185)	(16.3)
Mortgage banking	671	834	(163)	(19.5)
Mortgage hedging	148	1,104	(956)	(86.6)
Net gain on sales of SBA loans	128	110	18	16.4
Earnings from cash surrender value of life insurance	546	508	38	7.5
Other	2,609	2,848	(239)	(8.4)
Total	$9,545	$10,980	$(1,435)	(13.1%)
Income from fiduciary and wealth management activities was $2.4 million for the six months ended June 30, 2023, an increase of $183 thousand, or 8.1%, compared to the six months ended June 30, 2022. The additional revenue was attributable to favorable growth in trust assets under management and increased sales of retail investments products.
Service charges on deposits were $949 thousand for the three months ended June 30, 2023, a decrease of $185 thousand, or 16.3%, compared to the same period in 2022. This decrease was driven by the phasing out of a legacy Riverview overdraft program at the end of the first quarter of 2022.
Mortgage banking income decreased $163 thousand, or 19.5%, for the six months ended June 30, 2023 to $671 thousand compared to the same period in 2022. Mortgage loan originations and secondary-market loan sales and gains continue to slow as a result of increases in interest rates.
Mortgage hedging income was $148 thousand for the six months ended June 30, 2023 compared to $1.1 million for the same period in 2022. The decrease was the result of a slow down in the hedging program related to mortgage derivative activities as a result of an increase in interest rates.
Noninterest Expense
For the three months ended June 30, 2023, noninterest expense totaled $35.5 million, an increase of $11.6 million, or 48.6%, compared to noninterest expense of $23.9 million for the same period in 2022. The increase was primarily due to the $7.9 million of expenses incurred related to the Brunswick Acquisition. The following table and explanations that follow provide additional analysis of noninterest expense:

MID PENN BANCORP, INC.

	Three Months Ended June 30,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Salaries and employee benefits	$15,027	$12,340	$2,687	21.8%
Software licensing and utilization	2,070	1,821	249	13.7
Occupancy expense, net	1,750	1,655	95	5.7
Equipment expense	1,248	1,112	136	12.2
Shares tax	751	480	271	56.5
Legal and professional fees	602	694	(92)	(13.3)
ATM/card processing	532	571	(39)	(6.8)
Intangible amortization	461	521	(60)	(11.5)
FDIC Assessment	684	506	178	35.2
Gain on sale of foreclosed assets, net	(126)	(15)	(111)	N/M
Merger and acquisition expense	4,992	—	4,992	N/M
Post-acquisition restructuring expense	2,952	—	2,952	N/M
Other expenses	4,586	4,230	356	8.4
Total Noninterest Expense	$35,529	$23,915	$11,614	48.6%
Salaries and employee benefits were $15.0 million for the three months ended June 30, 2023, an increase of $2.7 million, or 21.8% versus the same period in 2022, with the increase attributable to annual merit increases, staff additions in alignment with Mid Penn’s core banking and non-banking growth initiatives, higher payroll tax limits, increased cost of employee benefits and the addition of staff from the Brunswick Acquisition.
Software licensing and utilization costs and equipment expenses increased as a result of the Brunswick Acquisition.
FDIC assessment increased $178 thousand, or 35.2%, for the second quarter of 2023 compared to the second quarter of 2022 as a result of a higher asset base used in the calculation of the fee.
For the six months ended June 30, 2023, noninterest expense totaled $61.6 million, an increase of $11.9 million, or 24.0%, compared to noninterest expense of $49.7 million for the same period in 2022. The increase was primarily due to the $8.2 million of expenses incurred to complete the Brunswick Acquisition. The following table and explanations that follow provide additional analysis of noninterest expense:
Noninterest expense and variance analysis:

	Six Months Ended June 30,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Salaries and employee benefits	$28,871	$25,584	$3,287	12.8
Software licensing and utilization	4,016	3,927	89	2.3
Occupancy expense, net	3,636	3,454	182	5.3
Equipment expense	2,499	2,123	376	17.7
Shares tax	1,650	1,706	(56)	(3.3)
Legal and professional fees	1,402	1,333	69	5.2
ATM/card processing	1,025	1,087	(62)	(5.7)
Intangible amortization	805	1,002	(197)	(19.7)
FDIC Assessment	1,024	1,097	(73)	(6.7)
Gain on sale of foreclosed assets, net	(126)	(31)	(95)	N/M
Merger and acquisition expense	5,216	—	5,216	N/M
Post-acquisition restructuring expense	2,952	329	2,623	N/M
Other expenses	8,629	8,049	580	7.2
Total Noninterest Expense	$61,599	$49,660	$11,939	24.0%

MID PENN BANCORP, INC.

Salaries and employee benefits were $28.9 million for the six months ended June 30, 2023, an increase of $3.3 million, or 12.8%, versus the same period in 2022, with the increase attributable to annual merit increases, staff additions in alignment with Mid Penn’s core banking and non-banking growth initiatives, higher payroll tax limits, increased cost of employee benefits and the addition of staff from the Brunswick Acquisition.
Equipment expense increased $376 thousand, or 17.7%, during the six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily driven by the Brunswick Acquisition.
Intangible amortization decreased $197 thousand, or 19.7%, during the six months ended June 30, 2023, compared to the same period in 2022. The decrease is a result of some legacy CDI and customer lists being fully amortized.
Income Taxes
The provision for income taxes was $142 thousand for the three months ended June 30, 2023 compared to $2.8 million for the same period in 2022. The provision for income taxes was $2.7 million for the six months ended June 30, 2023 compared to $5.3 million for the same period in 2022. The decrease in the provision was the result of lower net income before taxes in both periods of 2023 compared to the same periods of 2022. The provision for income taxes for the three and six months ended June 30, 2023 reflects a combined Federal and State effective tax rate of 2.9% and 14.5%, respectively, compared to 18.4% for both periods in 2022. The decrease in the effective tax rates in 2023 compared to 2022 was a result of recalculating Mid Penn's deferred tax assets as a result of now doing business in New Jersey due to the Brunswick Acquisition and receiving a benefit in state tax expense. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Mid Penn’s total assets were $5.1 billion as of June 30, 2023, reflecting an increase of $590.9 million, or 13.1%, compared to total assets of $4.5 billion as of December 31, 2022. The increase was primarily the result of the Brunswick Acquisition.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. Total investment securities as of June 30, 2023 were $633.6 million compared to $637.4 million as of December 31, 2022.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of June 30, 2023	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$4,891	3.20%	$26,456	2.97%	$3,580	2.85%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,482	2.53	153,218	3.02
State and political subdivision obligations	—	—	—	—	1,247	2.22	2,314	2.52
Corporate debt securities	250	1.50	12,048	4.67	19,288	4.42	—	—
	$5,141	4.70%	$38,504	3.49%	$29,597	3.81%	$155,532	3.01%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$—	—%	$57,500	2.25%	$168,333	2.00%	$19,904	2.18%
Mortgage-backed U.S. government agencies	—	—	1,942	2.91	8,901	2.84	36,286	1.99
State and political subdivision obligations	4,958	2.25	30,414	2.64	29,916	2.16	21,198	2.55
Corporate debt securities	—	—	15,529	3.82	9,950	3.19	—	—
	$4,958	2.25%	$105,385	2.47%	$217,100	2.11%	$77,388	2.19%
Loans, net of unearned interest
Total loans, net of unearned interest, as of June 30, 2023 were $4.0 billion compared to $3.5 billion as of December 31, 2022. The growth of $520.4 million, or 14.8%, since December 31, 2022 was primarily the result of the Brunswick Acquisition. Organic growth occurred primarily across the commercial and industrial, construction and residential mortgage loan portfolios.

	June 30, 2023		December 31, 2022		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate (1)	$2,145,272	53.2%	$2,052,934	58.3%	$92,338	4.5%
Commercial and industrial	635,929	15.8	596,042	17.0	39,887	6.7
Construction	515,398	12.8	441,246	12.6	74,152	16.8
Residential mortgage (1)	730,176	18.1	416,221	11.9	313,955	75.4
Consumer	7,735	0.2	7,676	0.2	59	0.8
	$4,034,510	100.0%	$3,514,119	100.0%	$520,391	14.8%
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

(In Thousands)
As of June 30, 2023	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$8,609	$285,577	$122,835	$218,908	$635,929
Commercial real estate	66,675	379,727	936,086	762,784	2,145,272
Construction	131,719	232,975	70,271	80,433	515,398
Residential mortgage	31,119	86,424	206,846	405,787	730,176
Consumer	1,264	1,852	1,389	3,230	7,735
Total loans held in portfolio	$239,386	$986,555	$1,337,427	$1,471,142	$4,034,510
Predetermined (fixed) interest rates	136,420	609,996	290,565	152,778	$1,189,759
Floating interest rates	102,966	376,559	1,046,862	1,318,364	$2,844,751
Total	239,386	986,555	1,337,427	1,471,142	4,034,510

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

Upon the adoption of FASB ASC Topic 326 on January 1, 2023, Mid Penn recorded an overall increase of $15.0 million to the ACL on January 1, 2023 as a result of the adoption of CECL. Retained earnings decreased $11.5 million and deferred tax assets increased by $3.1 million. Included in the $15.0 million increase to the ACL was $3.1 million for certain OBS credit exposures that were previously recognized in other liabilities before the adoption of CECL. The ACL and the related PCL for the six months ended June 30, 2022 reflect Mid Penn’s application of the incurred loss method for estimating credit losses.

MID PENN BANCORP, INC.

Changes in the ACL are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$31,265	$15,147	$18,957	$14,597

Impact of adopting CECL	—	—	11,931	—
Purchase credit deteriorated loans	336	—	336	—

Loans charged off during period	(174)	(9)	(324)	(66)
Recoveries of loans previously charged off	4	13	41	120
Net (charge-offs) recoveries	(170)	4	(283)	54

Provision for credit losses (1)	1,157	1,725	1,647	2,225
Balance, end of period	$32,588	$16,876	$32,588	$16,876

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.018%	(0.001)%	0.015%	(0.003)%

Ratio of ACL - loans to net loans at end of period	0.81%	0.53%	0.81%	0.53%
(1) Includes a $2.0 million initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition.

The ratio of allowance for credit losses to total loans was 0.81% at June 30, 2023 compared to 0.53% at June 30, 2022. The allowance at June 30, 2022 reflects Mid Penn’s application of the incurred loss method for estimating credit losses.
The following table presents the change in nonperforming asset categories as of June 30, 2023, December 31, 2022, and June 30, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Non-performing Assets:
Total non-performing loans	$15,846	$8,585	$7,973

Foreclosed real estate	489	43	69
Total non-performing assets	16,335	8,628	8,042

Accruing loans 90 days or more past due	9	654	—
Total risk elements	$16,344	$9,282	$8,042

Non-performing loans as a percentage of total loans outstanding	0.39%	0.24%	0.25%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.40%	0.25%	0.26%

Ratio of ACL to non-performing loans	205.65%	220.82%	190.84%

MID PENN BANCORP, INC.

Total nonperforming assets were $16.3 million at June 30, 2023, an increase compared to nonperforming assets of $8.6 million at December 31, 2022. The increase since December 31, 2022 was primarily the result of the addition of $3.9 million of non-accrual loans from the Brunswick Acquisition. In addition, one relationship moved to non-accrual during the first quarter of 2023 and is collateralized in excess of the outstanding loan balances based on a current appraisal of the collateral.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. In March 2023, Silicon Valley Bank was taken into receivership by the FDIC when a failed attempt at a capital raise forced SVB to sell securities at a deep loss for liquidity reasons. Concerns over SVB's liquidity subsequently led to large deposit outflows and eventual failure. Not long after the SVB failure, Signature Bank also failed for similar reasons and market turmoil emerged within the banking segment on fears of contagion. Between March 31, 2023 and June 30, 2023, MPB stock declined 27% from a high for the period of $30.36 per share to a low for the period of $22.18 per share. Additionally, during the period, MPB stock traded below tangible book value per share. Management considered this sudden decline in stock price to be a triggering event and a Step 1 Goodwill analysis was deemed necessary.

At June 30, 2023, MPB had goodwill of $114.2 million related to acquisitions occurring prior to 2023. The evaluation performed included utilizing the discounted cash flow and market approaches and yielded an excess fair value over carrying value of less than 5%. Significant assumptions used in the evaluation included forecasted cash flow projections for the next five years, discount rate, and long-term growth assumptions. Management also considered the current level of our stock price while also considering that the current stock price remains at a depressed level due to overall market and financial sector weaknesses. Each of these assumptions are subject to significant uncertainty; primarily management’s assumption that cash flows will remain at a reduced level for a period of three years and then gradually recover. If future deterioration in operating and financial results indicate that the actual reduction in cash flow is greater than anticipated or that the period of reduced cash flow will be longer, future evaluations could result in impairment.
Deposits, Borrowings and Subordinated Debt
Total deposits increased $508.4 million, or 13.5%, from $3.8 billion on December 31, 2022, to $4.3 billion at June 30, 2023. The Brunswick Acquisition contributed $282.6 million to the deposit growth. The remaining growth was primarily due to an increase of $470.2 million, or 71.4%, in time deposits as the result of rate increases, partially offset by decreases in interest-bearing transaction accounts.

Total short-term borrowings increased $9.8 million, or 9.5%, from December 31, 2022 in order to fund loan growth. Total long-term borrowings were $59.0 million at June 30, 2023, an increase of $54.6 million from December 31, 2022, of which $30.0 million was a result of the Brunswick Acquisition and $25.0 million was an additional borrowing entered into by Mid Penn. In April of 2023, Mid Penn redeemed its $10.0 million subordinated debt issued in December of 2017. See "Note 10 - Subordinated Debt and Trust Preferred Securities" included in Part I. Item 1. – Financial Statements of this report.
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

MID PENN BANCORP, INC.

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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the six months ended June 30, 2023 provided $23.9 million of cash, mainly due to net income. Cash used in investing activities during the six months ended June 30, 2023 was $199.9 million, mainly the result of the net increase in loans. Cash provided by financing activities during the six months ended June 30, 2023 totaled $209.0 million, primarily the result of an increase in net deposits. The net cash received from the Brunswick Acquisition totaled $1.1 million.
Regulatory Capital
Mid Penn and the Bank are subject to regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary, actions by the regulators that if, undertaken, could have a direct material effect on Mid Penn's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory account practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Minimum regulatory capital requirements established by Basel III rules require Mid Penn and the Bank to:
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
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At June 30, 2023, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.

MID PENN BANCORP, INC.

Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	June 30, 2023	December 31, 2022	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	11.50%	13.19%	10.50%	10.50%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	9.56	11.18	8.50	8.50
Common Equity Tier I (to Risk-Weighted Assets)	9.56	11.18	7.00	7.00
Tier I Leverage Capital (to Average Assets)	8.27	8.57	4.00	4.00
As of June 30, 2023 and December 31, 2022, Mid Penn and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
Shareholders' Equity
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management has been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $13.8 million, or 2.7%, from $512.1 million as of December 31, 2022 to $525.9 million as of June 30, 2023, primarily due to the $18.1 million in common stock issued to Brunswick shareholders, earnings of $16.1 million, and an increase of $1.4 million in the carrying value of the AFS investment portfolio, partially offset by the $11.5 million reduction to retained earnings as a result of the adoption of CECL on January 1, 2023, stock repurchases of $4.6 million and dividends declared of $6.4 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased or decreased by 100, 200, 300 and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes and due to a reduction in interest rates to 300 bps. A reduction in rates greater than 300 bps would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At June 30, 2023, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	2.89%	≥ -25%
300	2.23%	≥ -20%
200	1.55%	≥ -15%
100	0.83%	≥ -10%
(100)	0.71%	≥ -10%
(200)	0.76%	≥ -15%
(300)	(1.61)%	≥ -20%
(400)	(4.05)%	≥ -25%
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2023, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

MID PENN BANCORP, INC.

Changes in Internal Controls
During the first quarter of 2023, Mid Penn implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the six months ended June 30, 2023.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2022 Annual Report and subsequent reports filed with the SEC, to determine if there were material changes applicable to the six months ended June 30, 2023. There have been no material changes to such risk factors.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.
(3)

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	—	$—	208,343	$10,119,703
May 1 - May 31, 2023	130,879	21.52	339,222	7,302,795
June 1 - June 30, 2023	73,500	23.98	412,722	5,540,228

Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through May 11, 2024 by Mid Penn’s Board of Directors on May 11, 2023. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5 – OTHER INFORMATION
None

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS
•Exhibit 3.1 – The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on form 10-Q with the SEC on May 9, 2023.)
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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	August 8, 2023

By:	/s/ Allison S. Johnson
Allison S. Johnson Chief Financial Officer (Principal Financial Officer)

Date:	August 8, 2023